Form 10-K
period 2004-12-31
MHI Hospitality CORP
filed 2005-03-31
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from              to

Commission file number 001-31906

MHI HOSPITALITY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

814 Capitol Landing Road	23185
(Address of Principal Executive Officers)	(Zip Code)

Registrant’s telephone number, including area code 757/229-5648

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was approximately $61,548,000 based on the closing price quoted by the American Stock Exchange on March 29, 2005. As of March 18, 2005, there were 6,704,000 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MHI HOSPITALITY CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	United States economic conditions generally and the real estate market specifically

•	management and performance of our hotels;

•	our plans for renovation of our hotels;

•	our financing plans;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts; and

•	our competition.

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the Section titled “Risk Factors” in our Registration Statement on Form S-11 (SEC File No. 333118873).

These risks and uncertainties should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I

Item 1. Business

Organization and Initial Public Offering

MHI Hospitality Corporation was formed in August 2004 to own full-service upper up-scale and mid-scale hotels located in primary and secondary markets in the mid-Atlantic and Southeastern United States. We are self-advised and own our hotels and conduct our business through MHI Hospitality, L.P., our operating partnership, of which we are the general partner. Our Company owns approximately 63.7% of the partnership units in our operating partnership. Limited partners (including our officers and certain of our directors) own the remaining operating partnership units. We intend to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.

Our portfolio consists of six full-service upper up-scale and mid-scale hotels under well-known brands as the Hilton and Holiday Inn. On December 21, 2004, we completed our initial public offering, commenced operations and thereafter acquired our initial hotel properties. We also acquired two space leases for the common areas of the Shell Island Resort, a condominium resort property located in Wrightsville Beach, North Carolina.

Our initial public offering consisted of the sale of 6,000,000 shares of common stock at a price of $10 per share resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds from the initial public offering and the exercise of the underwriter’s over-allotment option were approximately $61.3 million.

In order for us to qualify as a REIT, we cannot operate our hotels. Therefore, our hotel properties are leased to MHI Hospitality TRS, LLC, our TRS Lessee, which in turn has engaged MHI Hotels Services, an eligible independent management company, to manage our hotels. Our TRS Lessee is a wholly-owned subsidiary of MHI Hospitality TRS Holding, Inc. (collectively, MHI TRS). MHI TRS is a taxable REIT subsidiary for federal income tax purposes.

As of March 18, 2005, we owned six hotel properties, with 1383 rooms.

Our corporate office is located at 814 Capitol Landing Road, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Initial Properties

The Company acquired its six initial hotel properties upon completion of the IPO for aggregate consideration of approximately $15.0 million in cash, 3,817,036 units of interest in our operating partnership and the assumption of approximately $50.8 million in debt. The six initial hotel properties which comprise our initial portfolio, Hilton Philadelphia Airport, Holiday Inn Brownstone, Holiday Inn Downtown Williamsburg, Hilton Wilmington Riverside, Hilton Savannah DeSoto and Best Western Maryland Inn are located in Pennsylvania, Maryland, Georgia, Virginia and North Carolina.

The Company also used an additional $3.5 million in cash proceeds to acquire two leasehold interests in Shell Island Resort, a condominium resort property in Wilmington, North Carolina. In order to comply with federal tax regulations attendant to our status as a REIT, the Company is prohibited from directly managing or operating any of its properties, including its leased property. Thus, our operating partnership entered into sublease arrangements to sublease our entire leasehold interests in the property at Shell Island to affiliates of our management company. Our operating partnership receives fixed annual rent and incurs annual lease expenses in connection with the subleases of such property.

See Item 2 of this Form 10-K for additional detail on the initial properties.

Our Strategy

We intend to pursue a growth strategy of purchasing, renovating and upbranding underperforming, full-service hotels while seeking to improve the operating results of our initial portfolio.

Our primary objectives are to enhance stockholder value over time by generating attractive risk-adjusted returns on invested capital, consistently paying distributions to our stockholders and achieving long-term appreciation in the value of our lodging investments. We will seek to grow internally by improving the operating results of our initial hotel properties. We will also seek to invest in additional well-located hotel properties that are underperforming in their respective markets and would benefit from renovation, upbranding or a change in management.

We intend to focus our investment activities on the following types of opportunities that involve the acquisition, renovation and upbranding of underperforming or functionally obsolete hotels with the goal of achieving a total investment that is substantially less than replacement cost of a hotel or the acquisition cost of a market performing hotel:

•	Deep Turn Opportunity: The acquisition of a hotel that is closed or functionally obsolete and requires a restructuring of both the business components of the operations as well as the physical plant of the hotel, including extensive renovation of the building, furniture, fixtures and equipment.

•	Shallow Turn Opportunity: The acquisition of an underperforming but structurally sound hotel that requires moderate renovation to re-establish the hotel in its market.

•	Upbranding Opportunity: The acquisition of properties that can be upgraded physically and enhanced operationally to qualify for what we view as higher quality franchise brands including Hilton, Doubletree, Crowne Plaza, Holiday Inn Select, Holiday Inn, Westin, Sheraton and Intercontinental. We refer to this as our upbranding strategy. Our upbranding strategy may also be a component of our deep and shallow turn opportunities.

By pursuing deep and shallow turn opportunities and implementing our upbranding strategy, we hope to improve revenue and cash flow and increase the long-term value of the hotels we acquire in the future.

We are currently renovating three of our initial hotel properties, one of which is currently underperforming in its marketplace and represents a shallow turn opportunity. As these hotels are located in attractive markets, we believe that these properties are well positioned for future growth and will benefit from improving industry wide market conditions, our renovations and the efforts of our management team.

Acquisition Strategy

We believe the acquisition of hotel properties that are well located and possess sound operating fundamentals, but are underperforming in their respective markets and would benefit from upbranding, renovation or new management currently present the best opportunities to create value in the lodging industry. We may also pursue acquisition opportunities to convert non-hotel properties to use as a hotel.

•	Upbranding. We investigate opportunities to acquire and re-brand existing hotels by analyzing brands available in the market, seeking to quantify the potential improvement in revenue and profitability resulting from a rebranding and undertaking a cost/benefit analysis relating to the capital expenditures required to bring the property into compliance with the standards of the selected brand.

•	Renovation. We consider investing in hotel properties in prime locations that are structurally sound, but have been neglected and can be purchased at attractive prices and renovated and reintroduced into the market at a cost significantly lower than what would have been spent to acquire a stabilized property or to develop a new hotel of similar quality.

•	New management. We identify hotel properties that are underperforming due to poor management where we can acquire the properties at attractive prices and replace management with MHI Hotels Services.

•	Best use. We analyze opportunities to convert well-located real estate not currently being used as a hotel to a hotel property. Examples could include an office building which could be converted into a full-service hotel and benefit from a downtown setting where new hotel development is scarce, or the conversion of an apartment building into an extended stay hotel where conversion costs are relatively low due to the design structure.

Internal Growth Strategy - Our Initial Hotels

We believe the operating results of certain of our existing properties may be improved as a result of renovations that are planned or underway at these hotels. We currently are renovating the Holiday Inn Williamsburg and are extensively renovating the Hilton Philadelphia Airport during the current fiscal year to comply with Hilton relicensing requirements.

The Best Western Maryland Inn is currently underperforming in its market and represents a shallow turn opportunity. We are using approximately $3.9 million of the net proceeds of our initial public offering to fund renovations to the Best Western Maryland Inn and anticipate improved operating results following renovation and upbranding to a Holiday Inn franchise.

Our Principal Agreements

Strategic Alliance Agreement

MHI Hotels Services is currently the management company for each of our initial hotels and our leased condominium resort property.

On December 21, 2004, we entered into a ten-year strategic alliance agreement with MHI Hotels Services pursuant to which (i) MHI Hotels Services agrees to refer to us (on an exclusive basis) hotel acquisition opportunities in the United States presented to MHI Hotel Services, and (ii) unless a majority of our independent directors in good faith concludes for valid business reasons that another management company should manage a hotel owned by us, we agree to offer MHI Hotels Services or its subsidiaries the right to manage hotel properties that we acquire in the United States.

In addition, during the term of the agreement, MHI Hotels Services has the right to nominate one person for election to our board of directors at our annual meeting of stockholders, subject to the approval of such nominee by our Nominating, Corporate Governance and Compensation Committee for so long as certain of our officers and directors, Andrew Sims, Kim Sims, and Christopher Sims, and their families and affiliates, hold, in the aggregate, not less than 1.5 million units or shares of our common stock.

Lease Agreements

In order for us to qualify as a REIT, neither our company nor the operating partnership or its subsidiaries can operate our hotels directly. Our hotels are leased to our TRS Lessee which has engaged MHI Hotels Services to manage the hotels. Each lease for the hotels will have a non-cancelable term of five years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

During the term of each lease, the TRS Lessee will be obligated to pay a fixed annual base rent plus a percentage rent and certain other additional charges. Base rent will accrue and be paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, in excess of certain threshold amounts and other revenues for each of the initial hotels and will be paid quarterly.

Management Agreement

Pursuant to the terms of a management agreement, we engaged MHI Hotels Services as the property manager for our six initial hotels, and intend to offer MHI Hotels Services the opportunity to manage any future hotels that we lease to our TRS Lessee. Our executive officers and certain of our directors are also directors of MHI Hotels Services.

Term

The management agreement will have an initial term of 10 years for each of the initial hotels and a term of 10 years for each hotel we acquire in the future. The term of the management agreement with respect to each hotel may be renewed by MHI Hotels Services, upon the mutual agreement of MHI Hotels Services and MHI TRS, subject to the satisfaction of certain performance tests, for two successive periods of five years each, provided that at the time the option to renew is exercised, MHI Hotels Services is not then in default under the management agreement. If at the time of the exercise of any renewal period, MHI Hotels Services is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS Lessee may terminate the management agreement. If MHI Hotels Services desires to exercise any option to renew, it must give our TRS Lessee written notice of its election to renew the management agreement no less than 90 days before the expiration of the then current term of the management agreement.

Any amendment, supplement or modification of the management agreement must be in writing signed by all parties and approved by a majority of our independent directors.

Amounts Payable under the Management Agreement

MHI Hotels Services receives a base management fee, and if the hotels exceed certain financial thresholds, an additional incentive management fee for the management of our hotels.

The base management fee for each of our initial hotels and for any subsequently acquired hotels will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our initial hotels is as follows:

Existing Six Hotel Properties

	2004	2005	2006	2007
Holiday Inn Downtown Williamsburg	2.0%	2.0%	2.5%	3.0%
Hilton Savannah DeSoto	2.0%	2.0%	2.5%	3.0%
Hilton Wilmington Riverside	2.0%	2.0%	2.5%	3.0%
Hilton Philadelphia Airport	2.0%	2.0%	2.5%	3.0%
Holiday Inn Brownstone	2.0%	2.0%	2.5%	3.0%
Best Western Maryland Inn	2.0%	2.0%	2.5%	3.0%

Subsequently Acquired Hotel Properties

First year managed	2.0%
Second calendar year	2.5%
Third calendar year and thereafter	3.0%

The base management fee for a future hotel first leased other than on the first day of the fiscal year will be 2% for the partial year such hotel is first leased and for the first full fiscal year such hotel is managed. There is no fee cap on the base management fee.

The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels on an aggregate basis for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive fee may not exceed 0.25% of the aggregate gross revenue of all of the hotels included in the incentive fee calculation for the year in which the incentive fee is earned. The calculation of the incentive fee will not include results of hotels for the fiscal year in which they are initially leased, or for the fiscal year in which they are sold, and newly acquired or leased hotels will be included in the calculation beginning in the second full year such hotel is managed. All of our initial properties are eligible for the incentive fee in 2005, with the exception of the Best Western Maryland Inn, which will become eligible in 2006.

Early Termination

The management agreement may be terminated as to one or more of the hotels earlier than the stated term, if certain events occur, including:

•	a sale of a hotel or the substitution of a newly acquired hotel for an existing hotel;

•	the failure of MHI Hotels Services to satisfy certain performance standards with respect to any of the future hotels or with respect to the six initial hotels after the expiration of the initial 10 year term;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or upon a default by MHI Hotels Services or us that is not cured prior to the expiration of any applicable cure periods.

Termination Fees

In certain cases of early termination of the management agreement with respect to one or more of the hotels, we must pay MHI Hotels Services a termination fee, plus any amounts otherwise due to MHI Hotels Services pursuant to the terms of the management agreement. We will be obligated to pay termination fees in the circumstances provided that MHI Hotels Services is not then in default, subject to certain cure and grace periods.

New Manager; Strategic Alliance Agreement

Pursuant to the strategic alliance agreement between us and MHI Hotels Services, we have agreed to engage MHI Hotels Services for the management of any future hotels unless a majority of our independent directors in good faith concludes, for valid business reasons, that another management company should manage these hotels. If the management agreement terminates as to all of the hotels covered in connection with a default under the management agreement, the strategic alliance agreement will also terminate.

Franchise Agreements

Our six initial hotels operate under franchise licenses from national hotel companies.

We anticipate that most of the additional hotels we acquire will be operated under franchise licenses. We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

The franchise licenses for our hotels are held by our TRS Lessee. MHI Hotels Services must operate each of our hotels it manages in accordance with and pursuant to the terms of the franchise agreement for the hotel.

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage;

•	marketing techniques including print media, billboards, and promotions standards; and

•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessee will be required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses our initial six hotel properties:

	Franchise Fee(1)	Marketing/Reservation Fee(1)	Expiration Date
Hilton Philadelphia Airport	5.0%	3.5%	11/30/14
Holiday Inn Brownstone	5.0%	2.5%	3/10/11
Holiday Inn Downtown Williamsburg	5.0%	2.5%	9/14/14
Hilton Wilmington Riverside	5.0%	3.5%	3/31/08
Hilton Savannah DeSoto	5.0%	3.5%	6/30/08
Best Western Maryland Inn	3.6%(2,3)	4.0%	9/30/09

Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. It is our current intention to adhere to these requirements and maintain our qualification for taxation as a REIT. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our net income

[1]	Percentage of room revenues payable to the franchisor.
[2]	Annual fees charged by Best Western are based on number of rooms and number of room reservations at the property. Percentage presented is estimated franchise fee as a percentage of revenue based on historic averages.
[3]	A Holiday Inn license agreement has been approved for the Maryland Inn; the product improvement plan is ongoing and is scheduled for completion on or about 9/30/05 at which time the property will begin to operate under the Holiday Inn flag.

that is distributed to stockholders. If we fail to qualify for taxation as a REIT in any taxable year, and no relief provision applies, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and we would be disqualified from re-electing treatment as a REIT until the fifth calendar year after the year in which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

Environmental Matters

In connection with the ownership and operation of the hotels, we are subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under, or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner’s ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to or from such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the hotels, we may be potentially liable for such costs.

We have reviewed reports of Phase I Environmental Site Assessments, or ESA, that were previously prepared for the majority of our initial hotels and conducted within the past 10 years. Our review of the Phase I ESA reports and an asbestos survey on the Hilton Savannah Desoto identified the presence of a diesel underground storage tank and the presence of asbestos-containing material on the property. The diesel underground storage tank was installed in 1967, was modified in 2000 to meet requirements for upgrading of existing underground storage tank systems and, in 2003, underwent and passed an annual tank tightness test certified by the State of Georgia. The tank’s registration is certified every year by the State of Georgia.

The asbestos survey conducted on the property identified asbestos-containing materials, or ACMs, all of which are enclosed behind walls or ceilings, or otherwise not exposed. The presence of these ACMs does not, in our opinion, pose a material legal or financial risk and does not violate any law applicable to the property. Nevertheless, in response to the finding, the hotel voluntarily implemented an Asbestos Operations and Maintenance Program in 1997 giving hotel maintenance staff information on where the asbestos-containing materials are located and how to handle these materials in the event that they come into contact with them. To our knowledge, there have been no subsequent incidents or exposures to ACMs at the hotel.

Our review of the Phase I ESA conducted on September 23, 2004 at the Hilton Philadelphia Airport identified the presence of ACMs on the property. The assessment recommended that all exposed ACMs be encapsulated or removed and recommended the implementation of an Asbestos Operations and Maintenance Program on the property. The presence of these ACMs does not, in our opinion, pose a material legal or financial risk and does not violate any law applicable to the property. In response to the findings, the hotel voluntarily implemented an Asbestos Operations and Maintenance Program on the property.

We believe that our hotels are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which would have a material adverse effect on us. We have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our present hotel properties.

Employees

As of March 18, 2005, we employed six persons, three of whom work at our corporate office in Williamsburg, Virginia and three of whom work in our offices in Greenbelt, Maryland. All persons employed in the day-to-day operations of the hotels are employees of MHI Hotels Services, the management company engaged by our TRS Lessee to operate such hotels.

Executive Officers

The following table lists our executive officers as of December 31, 2004:

Name	Age	Position
Andrew M. Sims	48	President, Chief Executive Officer and Chairman of the Board(1)
William J. Zaiser	58	Executive Vice President, Chief Financial Officer and Treasurer

Available Information

We maintain an Internet site, http://www.mhihospitality.com, which contains additional information concerning MHI Hospitality Corporation. We make available free of charge through our Internet site our filings with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have also posted on this website our Code of Business Conduct and Ethics, Principles of Corporate Governance, and the charters of our Audit and Nominating, Corporate Governance and Compensation Committees of our board of directors. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

(1)	Required to be nominated to our board of directors annually pursuant to his employment agreement.

Item 2. Properties

As of March 29, 2005, we owned the following 6 hotel properties:

Property	Number of Rooms	Location
Hilton Philadelphia Airport	331	Philadelphia, Pennsylvania
Hilton Savannah DeSoto	246	Savannah, Georgia
Holiday Inn Downtown Williamsburg	137	Williamsburg, Virginia
Holiday Inn Brownstone	188	Raleigh, North Carolina
Hilton Wilmington Riverside	274	Wilmington, North Carolina
Best Western Maryland Inn	207	Laurel, Maryland

Total number of rooms	1,383

The Hilton Philadelphia Airport.

The Hilton Philadelphia Airport is contiguous to the Philadelphia Airport and located approximately eight miles south of Philadelphia’s central business district at 4509 Island Avenue in Philadelphia, Pennsylvania. The property is located within three miles of the new Lincoln Financial Field, Wachovia Spectrum Center and the new Citizens Bank Park which are homes to Philadelphia’s professional football, basketball, ice hockey, and baseball franchises.

The Hilton Philadelphia Airport was opened in 1972 as a Sheraton Hotel and is comprised of 331 guest rooms, including three suites, in a nine-story L-shaped tower. All rooms provide modern conveniences including high-speed internet access. The hotel features a restaurant and full-service bar, as well as an indoor swimming pool, and 10,000 square feet of meeting space. We are renovating the hotel’s public spaces and guest rooms in 2005 to comply with Hilton relicensing requirements. The total cost of the renovation is estimated to be $3.2 million.

Holiday Inn Downtown Williamsburg

The Holiday Inn Downtown Williamsburg, is located one-half mile from Colonial Williamsburg and three and one-half miles from the Busch Gardens amusement and recreation park, at 814 Capitol Landing Road in Williamsburg, Virginia. The Holiday Inn Downtown Williamsburg was built in 1969, and in 1986, the hotel went through major reconstruction adding an indoor pool and a tiered dining facility, among other amenities. The hotel also is convenient to the historic sites of Yorktown and Jamestown, shopping, dining and local golf courses.

The Holiday Inn Downtown Williamsburg is comprised of 137 guest rooms and one suite. All rooms are equipped with high-speed internet access. The hotel also features two restaurants and an indoor swimming pool. We are currently renovating the Holiday Inn. The total cost of the renovations is estimated to be $500,000.

Holiday Inn Brownstone

The Holiday Inn Brownstone is located near the central Raleigh business district and adjacent to North Carolina State University, at 1707 Hillsborough Street in Raleigh, North Carolina. The Holiday Inn Brownstone was built in 1971 as an independent property and operated as a Hilton for 20 years. We have no current plans for significant renovations of this hotel.

The hotel is comprised of 188 guest rooms in an eight-story building. The property site is also improved with 18 additional and separate apartment suites. All rooms are equipped with high-speed internet access. The hotel features a restaurant with sports bar, an outdoor swimming pool, a fitness facility and 15,000 square feet of meeting space.

The hotel leases land adjacent to the hotel for use as a parking lot. The lease provides for annual rent of $76,104 and expires in August 2016 with options to renew for up to three additional 10-year periods with an option to purchase the leased property at fair market value at the end of the original lease term in August 2016, subject to payment of an annual fee of $9,000 and other conditions.

Hilton Savannah DeSoto

The Hilton Savannah DeSoto hotel is located at 15 East Liberty Street in historic downtown Savannah, Georgia. The Hilton Savannah DeSoto overlooks Madison Square in the center of Savannah’s historic district. The site has been a hotel since 1890 and the current building was constructed in 1968. The hotel offers views of the Savannah skyline and the Savannah River. The Hilton Savannah DeSoto is connected via an enclosed atrium to a luxury condominium building. We have no current plans for significant renovations of this hotel.

The Hilton Savannah DeSoto is a 14-story structure with 246 traditionally-styled guest rooms including five suites and an executive level. High-speed internet access is available to all guest rooms. The hotel also features a restaurant, coffee bar and lounge, outdoor pool, exercise facility, and 20,000 square feel of meeting space.

We currently lease commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel. This six year operating lease covers 2,086 square feet, and provides three renewal options for periods of five-years each. We also lease the entire fourteenth floor of the Hilton Savannah DeSoto to the Chatham Club. This lease is for a period of 99 years and was assumed upon the purchase of the property.

Hilton Wilmington Riverside

The Hilton Wilmington Riverside is located five miles from the Wilmington International Airport at 301 N. Water Street in Wilmington, North Carolina. The Hilton Wilmington Riverside was originally constructed in 1971 and improved by expansion in 1999. The property is the only hotel located directly on the downtown Riverwalk and is situated directly across from the USS North Carolina Battleship Memorial. We have no current plans for significant renovations of this hotel.

The Hilton Wilmington Riverside originally was constructed with 178 rooms and improved by expansion in 1999 to include 101 additional guest rooms for a current total of 279 rooms in a nine-story structure. All rooms are equipped with high-speed internet service. The hotel features a restaurant, a cocktail lounge, outdoor pool, business center and 20,000 square feet of meeting space.

Best Western Maryland Inn

The Best Western Maryland Inn is located near I-95 between Washington, D.C. and Baltimore, Maryland at Route 198 in Laurel, Maryland. We have received approval to rebrand the hotel as a Holiday Inn. The hotel has a food and beverage facility which is connected to the guest rooms via the banquet rooms and a corridor and has its own free standing access and parking which we intend to lease to a nationally recognized franchise food and beverage operation. We currently have a non-binding site location approval for an Outback Steakhouse location. The Best Western Maryland Inn Laurel opened in 1985 with 127 guest rooms and in 1989 completed an addition of 80 rooms for a current total of 207 guest rooms. All rooms are equipped with high-speed internet access. The hotel also features an indoor pool, 8,000 square feet of meeting and banquet space and a business center. We are currently completely renovating the hotel to comply with a Holiday Inn licensing at a total cost of approximately $4.0 million.

Shell Island

The Shell Island Resort, which is located on the beach, is seven miles from the Wilmington International Airport on the northernmost end of Wrightsville Beach, North Carolina. Shell Island Resort is primarily a leisure destination with the majority of its business generated from guests from the Raleigh, Greensboro and Charlotte markets. Shell Island Resort is a condominium hotel and its approximately 160 condominium suites are owned by individual owners. The common areas are owned by the condominium homeowners’ association. We acquired two leases from MHI Hotels LLC and MHI Hotels Two, Inc., affiliates of our management company, MHI Hotels Services, for cash payments aggregating $3.5 million.

One lease relates to the restaurant, kitchens, meeting rooms, ball room, laundry, maintenance shop, offices and certain maid closets. The second lease relates to the resort’s common areas and includes the lobby, swimming pools, outdoor café, front desk, back office, gift shop, certain storage areas, and ingress and egress throughout the building including parking areas.

As a result of federal tax limitations attendant to our status as a REIT, we are prohibited from managing or operating the property directly. Thus, our operating partnership subleases our leasehold interests in the Shell Island Resort to MHI Hotels LLC and MHI Hotels Two, Inc. In connection with such subleases, MHI Hotels LLC and MHI Hotels Two, Inc. pay us a fixed annual rent of $640,000. Our operating partnership pays annual rent of $120,000 under the leases. Other expenses, such as maintenance and utilities, are paid by MHI Hotels LLC and MHI Hotels Services.

Item 3. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on the American Stock Exchange under the symbol “MDH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on the American Stock Exchange:

	Price Range
	High	Low
Year Ended December 31, 2004
Fourth Quarter*	$10.00	$9.91

First Quarter (through March 18, 2005)	$10.10	$9.33

*	trading was limited to the period from December 17, 2004 through December 31, 2004.

The closing price of our common stock on the American Stock Exchange on March 18, 2005 was $9.59 per share.

Stockholder Information

As of March 18, 2005, there were 3,855 holders of our common stock, including shares held in “street name” by nominees who are record holders and shares held by beneficial owners.

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Use of Proceeds from Registered Securities

On December 15, 2004, the Company’s Registration Statement on Form S-11 (SEC File No. 333118873) was declared effective by the Securities and Exchange Commission.

On December 16, 2004, the Company executed an Underwriting Agreement pursuant to which the Company agreed to sell 6,000,000 shares of common stock to the underwriters named therein, with an over-allotment option to purchase up to an additional 900,000 shares. The managing underwriters of the initial public offering were BB&T Capital Markets, Ferris Baker Watts Incorporated, J.J.B. Hilliard, W.L. Lyons, Inc. and Flagstone Securities. The offering closed on December 21, 2004. All 6,000,000 shares were sold at a price to the public of $10 per share. On January 19, 2005, the underwriters exercised a portion of their over-allotment option in the amount of 700,000 shares. The Company’s net proceeds from the offering, after deducting the underwriting discounts and offering expenses, were approximately $61.3 million.

The Company used the net proceeds as follows:

Dollar Amount
(in millions)
Net offering proceeds	$61.3

Total proceeds available for use	61.3

Amount to repay mortgage debt	25.2
Amount to fund the acquisition of the Maryland Inn and for renovations	16.1
Amount to fund renovations and to pay closing costs associated with the Hilton Philadelphia Airport and the Holiday Inn Downtown Williamsburg	5.6
Amount to fund acquisition of the Holiday Inn Brownstone	1.0
Amount to fund the acquisition of the leasehold interests in the condominium resort property	3.5

Amount to fund the acquisition of the initial hotel properties	51.4
Amount to pay MHI Hotel Services in consideration of the amendment and restructuring of management agreements related to five of our initial hotel properties	2.0
Amount for general corporate and working capital	0.4
Amount related to offering and other expenses	1.8

Total proceeds used	$55.6

Unregistered Securities

Operating Partnership Units. In connection with the acquisition of our six initial hotel properties, we issued 3,817,036 units of interest in our operating partnership. The aggregate value of the units was approximately $38 million based on the initial public offering price of our common stock.

Holders of operating partnership units have certain redemption rights, which enable them to cause the operating partnership to redeem their units in exchange for shares of our common stock on a one-for-one basis or, at our option, cash per unit equal to the market price of our common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of December 31, 2004, the total number of operating partnership units outstanding was 3,817,036. We have agreed to register with the Securities and Exchange Commission prior to December 21, 2005, 3,817,036 shares of our common stock that are issuable upon redemption of the operating partnership units; however, the 3,817,036 operating partnership units cannot be redeemed by the holders prior to December 21, 2005.

The Operating Partnership units were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. Each of the contributors who received units of interest in our operating partnership in exchange for the contribution of our initial properties is an accredited investor under Rule 501 of the Securities Act.

Dividend and Distribution Information

We intend to elect to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To qualify as a REIT, we will be required to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessee, and in turn, upon the management of our properties by our hotel manager. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS may retain any after-tax earnings.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for MHI Hospitality Corporation beginning with its commencement of operations on December 21, 2004. The table sets forth selected historical financial data for MHI Hotel Services Group. For periods ending prior to December 21, 2004, MHI Hotel Services Group is considered the predecessor to MHI Hospitality Corporation for accounting purposes.

The financial data for MHI Hotels Services Group is comprised of financial information for the entities and interests formerly under common ownership and control by Edgar Sims, Jr., Jeanette Sims, Andrew Sims, Kim Sims and Christopher Sims. MHI Hotels Services Group formerly included three of our initial hotel properties: the Holiday Inn Downtown Williamsburg, the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. Ownership interests in the entities that owned these properties were contributed to our operating partnership upon the completion of our initial public offering. See “Certain Relationships and Related Party Transactions.” The following selected historical financial data for the period December 21, 2004 to December 31, 2004 for MHI Hospitality Corporation and for the period January 1, 2004 to December 20, 2004 and as of December 31, 2003 and for period ended December 31, 2003, 2002 and 2001 for MHI Hotel Services Group were derived from audited combined financial statements contained elsewhere in this Annual Report on Form 10-K. These financial statements have been audited by PKF Witt Mares, PLC (formerly Witt, Mares & Company, PLC) our independent registered public accounting firm. The selected historical financial data for the period ended December 31, 2000 was derived from unaudited financial statements. The audited and unaudited historical financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States.

The historical financial information for our accounting predecessor, MHI Hotels Services Group, included herein and set forth elsewhere in this Annual Report on Form 10-K is not necessarily indicative of our future performance. In addition, because the information presented below is only a summary and does not provide all of the information contained in our financial statements and those of our predecessor entities, including notes, you should read the following selected historical financial and operating data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

SELECTED HISTORICAL FINANCIAL DATA

	MHI Hospitality Period From December 21, 2004 to December 31, 2004	MHI Hotels Services Group Period From January 1, 2004 to December 20, 2004	MHI Hotels Services Group Year Ended December 31,
			2003	2002	2001	2000
						(unaudited)
Statement of Operations
Operating Income
Total Revenues	$659,158	$25,871,865	$24,435,206	$23,959,027	$24,109,017	$23,888,266
Total Operating Expenses excluding depreciation & amortization	(4,774,695)	(20,250,763)	(19,540,957)	(18,921,439)	(18,976,588)	(18,691,858)
Depreciation & amortization	(172,899)	(1,714,734)	(2,045,250)	(2,236,136)	(2,167,706)	(2,196,038)
						—
Net Operating Income (loss)	(4,288,436)	3,906,368	2,848,999	2,801,452	2,964,723	3,000,370
Adjustments to Operating Income
Interest Income	340	1,753	3,668	9,379	29,575	—
Interest Expense	(57,437)	(2,228,427)	(2,369,422)	(2,481,528)	(2,579,493)	(2,645,232)
Other Income–net		(90,877)	(191,312)	(226,478)	(765,841)	(205,181)
Minority Interest	1,611,311	(595,539)	(152,097)	(224,864)	(206,708)	(275,629)
Income Tax Benefit	200,000
Net Income (loss)	$(2,534,222)	$993,278	$139,836	$(122,039)	$(557,744)	$(125,672)

	MHI Hospitality Period From December 21, 2004 to December 31, 2004	MHI Hotels Services Group Period From January 1, 2004 to December 20, 2004	MHI Hotels Services Group Year Ended December 31,
			2003	2002	2001	2000
						(unaudited)
Statement of Cash Flows
Cash from (used in) Operations– net	$(2,980,647)	$3,098,610	$2,710,595	$2,068,531	$4,374,020	$1,131,332
Cash from (used in) Investing–net	(58,120,919)	(892,300)	(2,397,600)	(1,372,064)	(1,147,231)	(1,238,187)
Cash from (used in) Financing–net	69,415,919	(2,125,840)	(400,011)	(974,065)	(2,527,241)	95,832
Net Increase (Decrease) in Cash Flow	8,314,353	80,470	$(87,016)	$(277,598)	$699,548	$(11,023)

Balance Sheet
Total Assets (1)	94,232,244	—	$30,757,456	$30,600,738	$33,315,565	$33,147,144
Total Long-Term Debt Including Current Portion (1)	27,753,188	—	29,640,738	30,548,250	31,591,771	32,470,151
Total Current and Long-Term Liabilities (1)	33,366,674	—	32,924,595	33,678,765	35,904,496	35,164,039
Minority Interest (1)	21,118,257	—	(521,268)	(489,365)	(673,405)	(618,283)
Total Owners’ Equity (Deficit) (1)	39,747,313	—	(1,645,871)	(2,588,662)	(1,915,525)	(1,398,612)

1 As of the period end.

	MHI Hospitality Period From December 21, 2004 to December 31, 2004	MHI Hotels Services Group Period From January 1, 2004 to December 20, 2004	MHI Hotels Services Group Year Ended December 31,
			2003	2002	2001	2000
						(unaudited)
Operating Data
Number of Rooms	1,383	657	657	657	657	657
Number of Room Nights Annually	15,213	231,859	239,805	239,805	239,805	240,462
Occupancy Percent (1)	37.9%	69.4%	67.3%	66.3%	67.4%	64.6%
Average Daily Rate (ADR) (1)	$77.21	$104.50	$98.10	$98.48	$98.53	$100.44
RevPAR (1)	$29.29	$72.48	$66.01	$65.30	$66.42	$64.91
Additional Financial Data
FFO (2)	$(3,972,633)	$3,303,551	$2,338,318	$2,338,961	$2,009,157	$2,371,290
Earnings Per Share(3)	(.42)

(1)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. Average Daily Rate, ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. Revenue Per Available Room, RevPAR, is calculated by dividing the total daily room revenue by the total daily number of rooms available.
(2)	Funds from Operations, FFO, is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non- cash items such as real estate asset depreciation and amortization, and after adjustment for any minority interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required GAAP presentations, has improved the understanding of the operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company's real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs. Below is a reconciliation of FFO to net income (loss).
(3)	Earnings per share is based upon 6,000,000 shares of common stock outstanding on December 31, 2004.

Reconciliation of FFO	MHI Hospitality Corporation December 21, 2004 – December 31, 2004	MHI Hotels Services Group January 1, 2004 – December 20, 2004	MHI Hotels Services Group Year Ended December 31, 2003	MHI Hotels Services Group Year Ended December 31, 2002
Net Income (Loss)	$(2,534,221)	$993,278	$139,836	$(122,039)
Add Minority Interest	(1,611,311)	595,539	152,097	224,864
Add Depreciation and Amortization	172,899	1,714,734	2,045,250	2,236,136
Add Gain/Loss on Asset Depreciation	—	—	1,135	—
Funds From Operations	(3,972,633)	3,303,551	2,338,318	2,338,961

FFO does not represent cash generated from operating activities as determined by accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as an alternative to GAAP net income, as an indication of our financial performance, or to cash flow from operating activities as determined by GAAP, as a measure of liquidity. In addition, FFO is not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operating results for 2004 reflect 11 days of activity commencing December 21, 2004, the date we successfully completed our initial public offering. As a result of our initial public offering, as well as the underwriters’ exercise of their over-allotment option and private placement transactions, we raised net proceeds of approximately $61.3 million. We immediately utilized the proceeds to retire debt and acquire hotels. We currently have approximately $10.0 million available to acquire additional hotel properties, as well as to complete ongoing renovations.

We are a Maryland corporation that was formed in August 2004 to pursue current and future opportunities in the full-service, upper upscale, upscale and midscale segments of the hotel industry. We are self-advised and own our hotels and conduct our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership and we own an approximate 63.7% interest in our operating partnership, with the remaining interest initially being held by the contributors of our initial properties as limited partners. We also intend to elect to be treated as a REIT for federal income tax purposes.

We completed our initial public offering in December 2004 and sold 6,000,000 shares of common stock, resulting in net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. In conjunction with the initial public offering, we sold an additional 700,000 shares of common stock as a result of the exercise of the underwriters’ over-allotment option in January 2005, resulting in additional proceeds of approximately $6.5 million. In addition, we entered into a $23.0 million Line of Credit with BB&T Capital Markets which will be used to facilitate acquisitions of new hotel properties as deemed appropriate by the Directors of the Company. See “Liquidity and Capital Resources.”

Our portfolio consists of six full-service, upper upscale and midscale hotels. We own a 100% interest in all of our initial hotels. Based on the initial public offering price of $10 per share, the aggregate consideration paid for 100% of the interests our six initial hotels was $105.9 million, including the assumption of $50.8 million of consolidated debt. In accordance with generally accepted accounting principles, the majority interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and minority interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties are recorded at historical cost basis. Minority interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value. We used approximately $25.2 million of proceeds from the initial public offering to retire the debt on the Holiday Inn Brownstone, the Hilton Philadelphia Airport and the Holiday Inn Downtown Williamsburg. In addition, we acquired leasehold interests in the resort property leases at the Shell Island Resort, Wrightsville Beach, North Carolina for $3.5 million in cash and paid $2.0 million in cash to restructure existing management agreements relating to five of our initial properties. The $2.0 million payment is a non-recurring charge and is recognized in our first accounting period or fiscal period end at December 31, 2004.

In the hotel industry, most categories of operating costs, with the exception of franchise, management, and credit card fees and the costs of the food and beverages served, do not vary directly with revenues. This aspect of our operating costs creates operating leverage, whereby changes in sales volume disproportionately impact operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food and beverage and telephone. There are three key performance indicators used in the hotel industry to measure room revenues:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average daily rate or ADR, which is total room revenue divided by the number of rooms sold; and

•	Revenue per available room or RevPAR, which is the room revenue divided by the total number of available room nights.

To qualify as a REIT, we cannot operate hotels. Therefore, our operating partnership leases our hotel properties to our TRS Lessee. Our TRS Lessee engaged MHI Hotel Services to manage our hotels. Our TRS Lessee, and its parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

The discussion below relates to MHI Hospitality Corporation as of December 31, 2004 and for the period from December 21, 2004 (commencement of operations) through December 31, 2004. Since both our operating partnership and MHI TRS are controlled by us, our principal source of funds on a consolidated basis will be from the operations of our hotels. Prior to December 21, 2004, the discussion relates to MHI Hotels Services Group the predecessor to MHI Hospitality Corporation for accounting purposes. Securities and Exchange Commission regulations require inclusion of predecessor financial information for the periods prior to MHI Hospitality Corporation’s commencement of operations.

Critical Accounting Policies

The critical accounting policies are described below. We consider these policies critical because they involve difficult management judgments and assumptions, are subject to material change from external factors or are pervasive, and are significant to fully understand and evaluate our reported financial results.

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 7-39 years for buildings and 3-10 years for furniture and equipment.

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operating activities and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the related hotel property’s estimated fair market value is recorded and an impairment loss is recognized.

There have been no charges for impairment recorded in 2004, 2003, 2002 or 2001.

We estimate the fair market values of our properties through cash flow analysis taking into account each property’s expected cash flow generated from operations, holding period and expected proceeds from ultimate disposition. These cash flow analyses are based upon significant management judgments and assumptions including revenues and operating costs, growth rates and economic conditions at the time of ultimate disposition. In projecting the expected cash flows from operations of the asset, we base our estimates on future projected net operating income before depreciation and eliminating non-recurring operating expenses, which is a non-GAAP operational measure, and deduct expected capital expenditure requirements. We then apply growth assumptions based on estimated changes in room rates and expenses and the demand for lodging at our properties, as impacted by local and national economic conditions and estimated or known future new hotel supply. The estimated proceeds from disposition are determined as a matter of management’s business judgment based on a combination of anticipated cash flow in the year of disposition, terminal capitalization rate, ratio of selling price to gross hotel revenues and selling price per room.

If actual conditions differ from those in our assumptions, the actual results of each asset’s operations and fair market value could be significantly different from the estimated results and value used in our analysis.

Revenue Recognition. Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. We generally consider accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made.

Recent Accounting Pronouncements

FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others, requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

FASB Interpretation No. 46, Consolidation of Variable Interests Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interests entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R did not have a material impact on the Company’s results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously many of these financial instruments were classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, in October 2003, the FASB elected to indefinitely defer implementation of certain provisions of SFAS 150 relating to limited-life subsidiaries created before November 5, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In July 2004, the emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue No. 03-1 addresses the meaning of other than temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and accounted for under the equity method. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-1-1, which delays the effect date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not impact our financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6 “Participating Securities and the two-class method under FASB Statement 128,” (the “Consensus” or “EITF 03-6”). For purposes of calculating earnings per share, the Consensus requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Under this Consensus, undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. We have no preferred stock issued and therefore this Consensus has no effect on our financial statements. If and when we issue preferred stock, we will follow the Consensus.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company intends to adopt the provisions of SFAS 123R effective July 1, 2005. The impact to compensation expense related to the equity instruments outstanding as of December 31, 2004 is not expected to be material, however, the final impact to compensation expense will be dependent on the number of equity instruments granted during any year, including their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

MHI Hospitality Corporation – Period from December 21, 2004 through December 31, 2004.

December 21, 2004 – December 31, 2004
ADR	$77.21
RevPAR	$29.29
Occupancy %	37.9%
Room Revenue	$438,615
Food and Beverage Revenue	$191,609
Total Operating Revenue	$659,158
Total Operating Expenses	$4,736,443
Depreciation and Amortization	$172,899
Net Operating Income	$(4,077,285)
Interest Expense	$268,577
Net Income	$(2,553,120)

The hotel industry in general had a strong year in 2004 and our performance and that of our predecessor reflected the improvement in the industry.

Results of operations for the period from December 21, 2004 through December 31, 2004 include the operating activity of six hotels for 11 days. The results of operations for the period from December 21, 2004 through December 31, 2004 are not indicative of future operating results for the six hotels as the fourth quarter, in particular the weeks before and after the Christmas holiday, are traditionally slower periods for business and leisure travel.

Revenue. Revenues for the period from December 21, 2004 through December 31, 2004 were $0.66 million, which included room revenue of $0.4 million and food and beverage revenue of $0.2 million. Average occupancy, ADR, and RevPAR for the period from December 21, 2004 through December 31, 2004 were 37.9%, $77.21, and $29.29, respectively.

Expenses. Total hotel operating expenses, excluding depreciation and amortization, for the period from December 21, 2004 through December 31, 2004 was $0.97 million. Total corporate and general administrative expenses for the period from December 21, 2004 through December 31, 2004 were $3.8 million. Included in corporate and general expenses were one-time charges related to our initial public offering.

Depreciation and Amortization. Depreciation and amortization for the period from December 21, 2004 through December 31, 2004 was $0.2 million.

Operating Income (Loss). The eleven day period resulted in a Net Operating Loss of $4.1 million.

Interest Expense. Interest Expense was $268,577 during the period from December 21, 2004 to December 31, 2004.

Net Income (Loss). During the eleven day period from December 21, 2004 to December 31, 2004, we posted a net loss of $2.6 million. The loss reported was primarily attributable to one-time charges relating to the Company’s IPO, including a one-time fee of $2.0 million for the amendment and restructuring of management agreements and $1.6 million in formation and start-up costs.

As a result of our operating losses for the period from December 21, 2004 through December 31, 2004, we recorded an income tax benefit of $200,000.

MHI Hotels Services Group —Comparison of period from January 1, 2004 through December 20, 2004 to year ended December 31, 2003

	For the Year Ended
	January 1, 2004 – December 20, 2004	December 31, 2003	Variance	% Change
ADR	$104.50	$98.10	$6.40	6.5%
RevPAR	$72.48	$66.01	$6.47	9.8%
Occupancy%	69.4%	67.3%	2.1%	3.1%
Room Revenue	$16,805,644	$15,828,663	$976,981	6.2%
Food and Beverage Revenue	$8,123,306	$7,772,413	$350,893	4.5%
Total Operating Revenue	$25,871,865	$24,435,206	$1,436,659	5.9%
Total Operating Expenses	$21,965,497	$21,586,207	$379,290	1.8%
Depreciation and Amortization	$1,714,734	$2,045,250	$(330,516)	(16.2)%
Net Operating Income	$3,906,368	$2,848,999	$1,057,369	37.1%
Interest Expense	$2,228,427	$2,369,422	$(140,995)	(6.0)%
Net Income	$993,278	$139,836	$853,442	610.3%

With respect to the following discussion, note that the results of operations for 2004 include MHI Hotels Services Group’s activity for the period from January 1, 2004 through December 21, 2004 (354 days), whereas the 2003 results of operations include the full year.

Revenue. Total operating revenue increased 5.9% or $1.44 million in 2004 versus 2003. This increase was driven primarily by a 6.2% room revenue increase. All properties showed room revenue increases in 2004 versus 2003. Food and Beverage revenues also posted a positive 4.5% increase in 2004 versus 2003. This is partially due to increased occupancy, but also to an increase in banquet and meeting functions.

ADR, RevPar and Occupancy all increased over 2003 levels. ADR increased $6.40 or 6.5%. RevPar increased 9.8% or $6.47, while occupancy was up 3.1% to 69.4% for the year versus 67.3% in 2003.

Operating Expenses. Operating expenses increased 1.8% in 2004 over 2003 despite the increase in occupancy and sales. The relatively minor increase in operating expense was attributable to strong cost controls and relatively low labor costs.

Depreciation and Amortization. Depreciation and amortization reflects the continued depreciation of assets which have been on the books for a considerable period of time. The decline in this expense (16.2%) is consistent with the trend over the past few years as certain assets become fully depreciated.

Net Operating Income. Net Operating Income increased by 37.1% or $1.1 million. The increase in Net Operating Income is directly attributable to strong expense controls and rising revenues. Increased ADR and occupancy have driven revenues up particularly in the Savannah and Wilmington markets.

Interest Expense - The decline in interest expense reflects the continued amortization of outstanding indebtedness. This, combined with reduced balances on lines of credit, resulted in lower interest expenses for the year.

Net Income - Net Income increased by 610.3% or $853,000. This reflects management’s ability to hold down operating costs while at the same time driving higher revenues higher. Combined with lower interest costs, this trend has allowed our predecessor to post a strong gain in 2004. We expect cost containment efforts to continue to be successful in the near term which, with improved occupancy rates in our markets, will contribute to potential improvements in net income.

MHI Hotel Services Group – Comparison of year ended December 31, 2003 to year ended December 31, 2002

	For the Year Ended
	December 31, 2003	December 31, 2002	Variance	% Change
ADR	$98.10	$98.48	$(0.38)	(0.4)%
RevPAR	$66.01	$65.30	$0.71	1.1%
Occupancy %	67.3%	66.3%	1.0%	1.5%
Room Revenue	$15,828,663	$15,660,065	$168,598	1.1%
Food and Beverage Revenue	$7,772,413	$7,412,848	$359,565	4.9%
Total Operating Revenue	$24,435,206	$23,959,027	$476,179	2.0%
Total Operating Expenses	$21,586,207	$21,157,575	$428,632	2.0%
Depreciation and Amortization	$2,045,250	$2,236,136	$(190,886)	(8.5)%
Net Operating Income	$2,848,999	$2,801,452	$47,547	1.7%
Interest Expense	$2,369,422	$2,481,528	$(112,106)	(4.5)%
Net Income	$139,836	$(122,039)	$261,875	n/a

Overview. The hotel industry had a very challenging year in 2003. In addition, our hotel properties in Wilmington and Williamsburg, Virginia suffered significant revenue losses due to the impact of Hurricane Isabel in the second half of 2003.

Revenues. Total operating revenue increased $0.5 million, or 2.0%, from $23.9 million in 2002 to $24.4 million in 2003. This increase was due primarily to $1.1 million in growth from the Hilton Wilmington Riverside, partially offset by a drop of $0.5 million at the Hilton Savannah DeSoto.

Room revenue on an aggregate basis for the year ended December 31, 2003 increased $0.2 million as compared to the year ended December 31, 2002. The Hilton Wilmington Riverside increased room revenue by $0.5 million despite losing $100,000 to Hurricane Isabel through group cancellations. Room revenue at the Hilton Savannah DeSoto declined $0.4 million due to a decision to pursue new business at a higher rate than groups and tour business.

ADR declined $0.38 or 0.4% from 2002 to 2003 while RevPAR increased approximately $0.71 or 1.1% from 2002 to 2003. Occupancy increased 1.0 occupancy percentage points during 2003 as compared to 2002.

Operating Expenses. Total operating expenses increased by $0.4 million, or 2.0%, from $21.2 million in 2002 to $21.6 million in 2003. This increase was primarily due to higher energy costs of $0.1 million and higher food and beverage costs of $0.2 million. Food and beverage costs were driven by the increase of 4.9% in food and beverage business.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by approximately $191,000 or 8.5% for the year ended December 31, 2003 as compared to 2002 due to the absence of major capital expenditures.

Net Operating Income. Net operating income increased 1.7% in 2003. This increase is primarily due to lower depreciation and amortization costs offset by higher energy costs.

Interest Expense. Interest expense was essentially flat year over year ended December 31, 2003 declining approximately $112,000 from 2002 as favorable interest rates and declining principal balances decreased the interest expense. The Holiday Inn Downtown Williamsburg was refinanced in 2003, which had a positive effect on interest expense in 2004.

Net Income (Loss): In 2003, we posted a net gain of approximately $140,000 as compared to a net loss of approximately $122,000 in 2002.

MHI Hotel Services Group – Comparison of year ended December 31, 2002 to year ended December 31, 2001

	For the Year Ended
	December 31, 2002	December 31, 2001	Variance	% Change
ADR	$98.48	$98.53	$(0.05)	—
RevPAR	$65.30	$66.42	$(1.12)	(1.7)%
Occupancy %	66.3%	67.4%	(1.1)%	(1.6)%
Room Revenue	$15,660,065	$15,928,592	$(268,527)	(1.7)%
Food and Beverage Revenue	$7,412,848	$7,278,015	$134,833	1.9%
Total Operating Revenue	$23,959,027	$24,109,017	$(149,990)	(0.6)%
Total Operating Expenses	$21,157,575	$21,144,294	$13,281	0.1%
Depreciation and Amortization	$2,236,136	$2,167,706	$68,430	3.2%
Net Operating Income	$2,801,452	$2,964,723	$(163,271)	(5.5)%
Interest Expense	$2,481,528	$2,579,493	$(97,965)	(3.8)%
Net Income (Loss)	$(122,039)	$(557,744)	$429,278	n/a

Overview. The hotel business began slowing in the late spring of 2001. This soft market collapsed in the fall due to terrorist attacks in New York and Washington, D.C. Travel for the months of September through December particularly in the New York and Washington, D.C. areas, including Williamsburg, Virginia, was severely impacted. The year 2002 showed a mild rebound from these trends, but hotel business overall remained a soft market. Generally, a soft market is illustrated by stagnant growth overall. Opportunities for growth are limited and can be sector specific. Markets become soft when the economy, and travel, in particular, declines.

Revenues. Hotel operating revenue decreased by $150,000, or 0.6%. Increased revenues at the Hilton Savannah DeSoto were offset by declines at Hilton Wilmington Riverside and Holiday Inn Downtown Williamsburg.

Operating Expenses. Net hotel operating expenses were virtually unchanged for the two periods. Strict expense controls and wage and hiring freezes were put in effect after September 11, 2001. The net effect for the two periods was to hold expenses increase to approximately $13,000 increase, or 0.1%.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by approximately $68,000.

Operating Income. Net operating income increased by approximately $163,000 from $2.9 million in 2001 to $2.8 million in 2002.

Interest Expense. Interest expense decreased from $2.6 million for the year ended December 31, 2001 to $2.5 million in 2002. This decrease was due to stable or declining interest rates combined with declining principal balances.

Net Income (Loss). In 2001, we posted a net loss of approximately $551,000, including approximately $192,000 of loss on disposal of assets. This compares to a net loss of approximately $122,000 in 2002.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents of approximately $8.9 million which amount includes proceeds from our initial public offering and replacement reserve accounts. We intend to use the remaining proceeds from the initial public offering and the underwriters’ exercise of their over-allotment option to invest in additional hotel properties as suitable opportunities arise and to renovate three of our existing hotel properties.

Sources and Uses of Cash. Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the next 12 months, we expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors, or as part of our upbranding strategy for the Best Western Maryland Inn. The capital reserve accounts are escrowed funds deposited monthly (5% of gross sales), and reserved for capital projects. The Hilton Savannah DeSoto and Hilton Wilmington Riverside have these reserve accounts. Our intent for the capital reserve accounts at other hotels is an overall blended rate of 4% of gross revenue.

In addition to our ongoing, recurring capital expenditures for our existing hotels, we are renovating three of our initial hotels. We intend to use approximately $7.9 million of the proceeds of the offering during fiscal 2005 to fund renovations and capital improvements at these hotels.

In addition to recurring capital expenditures, renovations and debt service as uses of cash and requirements for short-term liquidity, we are required to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain. We have declared a dividend of $0.17 per share payable on April 11, 2005 which we expect to fund out of working capital. See “Distributions to Stockholders.”

We expect to fund our short-term liquidity requirements, including working capital, through a combination of cash flows from operating activities and borrowings under a $23.0 million secured revolving line of credit that we entered into following the closing of our initial public offering. The credit facility has a term of three years and our borrowings under the credit facility are expected to bear interest at a floating interest rate of 30 day LIBOR plus 2.5%. The LIBOR rate on December 31, 2004 was 2.42. The primary collateral for the credit facility is a first mortgage on the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. We must satisfy certain financial and non-financial covenants. As of December 31, 2004, we are in compliance with all the required covenants. Failure to satisfy these covenants and conditions would create a default under this credit facility, and the lender could require us to immediately repay all outstanding indebtedness under the credit facility. The line has a balance of zero ($0.00) as of December 31, 2004. The Company intends to use the Line of Credit for capital acquisitions as deemed appropriate by the Directors of the Company.

Debt service requirements on our borrowings will reduce our cash flows. The initial public offering and the related repayment of indebtedness on certain of our initial properties, the restructuring of management agreements and our execution of a new management agreement with lower management fees will reduce historical debt service and management fee payments and, consequently, improve cash flow and liquidity. The new management fees positively impacted cash flow by approximately $2,000 for the eleven day period ended December 31, 2004.

Our long-term liquidity needs will generally include the funding of future acquisitions and development activity, the retirement of mortgage debt and amounts outstanding under our secured line of credit, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

•	The issuance by the operating partnership of secured and unsecured debt securities;

•	The issuance of additional shares of our common stock or preferred stock;

•	The issuance of additional units;

•	The selective disposition of non-core assets; and

•	The sale or contribution of some of our wholly owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions.

In connection with the acquisition of our six initial hotel properties, we entered into tax indemnity agreements that require us to indemnify the contributors of our initial properties against tax liabilities in the event we sell those properties in a taxable transaction during a 10-year period. Such indemnification obligations could result in aggregate payments of approximately $46.0 million. Our obligations under the tax indemnity agreements may effectively preclude us from selling or disposing of certain of the initial hotels in taxable transactions or reducing our consolidated indebtedness below approximately $11.0 million.

We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, our ability to satisfy cash payment obligations and make stockholder distributions may be adversely affected.

Outstanding Debt. After application of a portion of the net proceeds from the initial public offering to repay approximately $25.2 million of consolidated mortgage debt, we have approximately $25.8 million of outstanding debt. The following table sets forth the debt assumed by our operating partnership upon completion of our initial public offering.

Property	Principal Balance as of December 31, 2004 (In thousands)	Prepayment Penalties(1)	Interest Rate(2)	Maturity Date	Amortization Provisions
Hilton Savannah DeSoto	$10,650	yes	7.49%	Nov. 2008	20 years
Hilton Wilmington Riverside	$15,100	yes	8.22%	March 2008	20 years

Contractual Obligations. The following table outlines the timing of payment requirements related to the consolidated mortgage debt and other commitments of MHI Hotels Services Group as of December 31, 2004.

Contractual Obligations	Payments due by period (in thousands)
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
Long-Term Debt Obligations	$37,018	$2,996	$10,989	$23,033	$—
Capital Lease Obligations	31	17	14	—
Operating Lease Obligations	136	58	78	—	—
Totals	$37,185	$3,071	$11,081	$23,033	$—

[1]	As of December 31, 2004, the prepayment penalty for the Hilton Savannah DeSoto was $1.5 million and the prepayment penalty for the Hilton Wilmington Riverside was $2.3 million.
[2]	Fixed rate.

Capital Expenditures

We do not expect our capital expenditures to exceed our reserves for such amounts, other than costs that we expect to incur to make capital improvements required by our franchisors or the capital improvements anticipated for the Best Western Maryland Inn which will be funded with the proceeds from the initial public offering.

In addition to the amounts disclosed above, we are subject to various franchise and management agreements that have ongoing fees that are contingent upon future results of operations of the hotels in our portfolio as well as a potential for termination fees dependent upon the timing and method of termination of such agreements.

Off Balance Sheet Arrangements. We currently have no off-balance sheet arrangements.

Distributions to Stockholders. We intend to elect to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To qualify as a REIT, we will be required to make annual distributions to our stockholders of at least 90% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessee, and in turn, upon the management of our properties by our hotel manager. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS may retain any after-tax earnings.

Inflation

We generate revenues primarily from lease payments from our TRS Lessee and net income due to the operations of our TRS Lessee. Therefore, we initially will be relying primarily on the performance of the initial properties and the ability of our hotel manager to increase revenues and to keep pace with inflation.

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures at some or all of our hotels may limit the ability of our management companies to raise room rates.

Seasonality

The operations of the initial properties historically have been seasonal. The periods from mid-November through mid-February are traditionally slow. The months of March and April are traditionally strong, as is October. The remaining months are generally good, but are subject to the weather and can vary significantly.

Geographic Concentration

Our initial hotels are located in North Carolina, Georgia, Virginia, Maryland and Pennsylvania.

Competition

The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of our hotels or at hotel properties acquired in the future. We believe that brand recognition, location, the quality of the hotel, consistency of services provided, and price, are the principal competitive factors affecting our hotels.

Item 7a. Quantitative and qualitative disclosures about market risk

The effects of potential changes in interest rates prices are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Although we currently do not intend to do so, from time to time we may enter into interest rate hedge contracts such as collars, swaps, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2004, we have approximately $27.8 million of fixed-rate debt and no variable rate debt. The weighted average interest rate on the fixed-rate debt was 7.79%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.

We currently have no interest rate hedge contracts.

Item 8. Financial Statements and Supplementary Data

MHI HOSPITALITY CORPORATION AND PREDECESSOR

AS OF DECEMBER 31, 2004 AND 2003

INDEX TO FINANCIAL STATEMENTS

Independent Auditor’s Report of Independent Registered Public Accounting Firm	39

Balance Sheet for MHI Hospitality Corporation as of December 31, 2004 and for the Predecessor as of December 31, 2003	40

Statements of Operations for MHI Hospitality Corporation for the period from December 21, 2004 to to December 31, 2004 and for the Predecessor for the period from January 1, 2004 to December 20, 2004 and for the years ended December 31, 2003 and 2002	41

Statement of Owners’ Equity	42

Statements of Cash Flows for MHI Hospitality Corporation for the period from December 21, 2004 and for the Predecessor for the period from January 1, 2004 to December 21, 2004 and for the years ended December 31, 2003 and 2002	43

Notes to Financial Statements	44

Schedule III Real Estate and Accumulated Depreciation	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MHI Hospitality Corporation

Williamsburg, Virginia

We have audited the accompanying consolidated balance sheet of MHI Hospitality Corporation and subsidiaries (Successor) as of December 31, 2004, and the combined balance sheet of MHI Hotel Services Group (Predecessor) as of December 31, 2003, the related consolidated statements of operations, owners’ equity, and cash flows for the period from December 21, 2004 to December 31, 2004 (Successor Period), and the related combined statements of operations, owners’ equity, and cash flows for period from January 1, 2004 to December 20, 2004 and for each of the years in the two-year period ended December 31, 2003 (Predecessor Periods). In connection with our audit of the consolidated financial statements of the Successor, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated and combined financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of MHI Hospitality Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the Successor period, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, the aforementioned Predecessor combined financial statements present fairly, in all material respects, the financial position of MHI Hotel Services Group as of December 31, 2003, and the results of their operations and their cash flows for the Predecessor periods, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated and combined financial statements, effective December 21, 2004, MHI Hospitality Corporation acquired all of the outstanding equity interests of Capitol Hotel Associates, LP, LLP, Brownestone Partners, LLC, Savannah Hotel Associates, LLC, Philadelphia Hotel Associates, LP and Laurel Hotel Associates, LLC in a business combination accounted for as a reorganization of entities under common control with respect to the interests acquired from MHI Hotels Services Group and acquisition of minority interests recorded at fair value from third parties. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than for the periods before the acquisition and, therefore, is not comparable.

PKF Witt Mares, PLC

Williamsburg, Virginia

March 11, 2005

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED BALANCE SHEETS

	MHI Hospitality December 31, 2004	The Predecessor December 31, 2003
ASSETS
Investment in hotel properties, net	$78,418,173	$27,941,021
Cash and cash equivalents	8,314,353	67,365
Restricted real estate tax escrows	637,627	728,452
Accounts receivable	1,161,159	527,436
Accounts receivable-affiliate	400,216	1,007,154
Prepaid expenses, inventory and other assets	1,602,633	260,397
Shell Island lease purchase	3,500,000	—
Deferred financing costs, net	198,083	225,631

TOTAL ASSETS	$94,232,244	$30,757,456

LIABILITIES & OWNERS’ EQUITY
Mortgage loans	$25,753,188	$29,640,738
Note payable related party	2,000,000	—
Short term loans/lines of credit	—	450,000
Accounts payable and accrued expenses	5,177,184	2,706,169
Advance deposits	336,302	127,688
Due to affiliate	100,000	—

Total liabilities	33,366,674	32,924,595
Minority interest	21,118,257	(521,268)

Commitments and contingencies (see Note 9)

OWNERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,004,000 shares issued and outstanding	60,040	—
Additional paid in capital	42,221,495	—
Accumulated deficit	(2,534,222)	—
Owners’ equity accounts	—	(1,645,871)

TOTAL OWNERS’ EQUITY	39,747,313	(1,645,871)

TOTAL LIABILITIES AND OWNERS’ EQUITY	$94,232,244	$30,757,456

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	MHI Hospitality Period From December 21, 2004 to December 31, 2004	The Predecessor Period From January 1, 2004 to December 20, 2004	The Predecessor Year Ended December 31, 2003	The Predecessor Year Ended December 31, 2002
Revenue
Rooms department	$438,603	$16,859,415	$15,828,663	$15,660,065
Food and beverage department	191,609	8,123,306	7,772,413	7,412,848
Other operating departments	28,946	889,144	834,130	886,114

Total revenue	659,158	25,871,865	24,435,206	23,959,027

EXPENSES
Hotel operating expenses
Rooms department	156,380	4,336,704	4,143,106	3,920,916
Food and beverage department	196,817	5,767,897	5,563,915	5,398,453
Other operating departments	10,174	454,037	416,213	420,284
Indirect	608,706	9,692,125	9,417,723	9,181,786

Total hotel operating expenses	972,077	20,250,763	19,540,957	18,921,439

Depreciation and amortization	172,899	1,714,734	2,045,250	2,236,136
Corporate general and administrative
Startup costs	722,550	—	—	—
Management restructuring fee	2,000,000	—	—	—
Other	1,080,068	—	—	—

Total operating expenses	4,947,594	21,965,497	21,586,207	21,157,575

OPERATING INCOME <LOSS>	(4,288,436)	3,906,368	2,848,999	2,801,452

Other income (expense)
Interest expense	(57,437)	(2,228,427)	(2,369,422)	(2,481,528)
Interest income	340	1,753	3,668	9,379
Loss from minority interests	—	(90,877)	(190,177)	(226,478)
Gain on disposal of assets	—	—	(1,135)	—

Income <loss> before minority interest in operating partnership and income taxes	(4,345,533)	1,588,817	291,933	102,825

Minority interest in predecessor company	—	(595,539)	(152,097)	(224,864)
Minority interest in operating partnership	1,611,311	—	—	—
Income tax benefit	200,000	—	—	—

Net income <loss>	$(2,534,222)	$993,278	$139,836	$(122,039)

Loss per share	(0.42)	—	—	—
Number of shares outstanding	6,004,000	—	—	—

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED AND COMBINED STATEMENT OF OWNERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Owners’ Equity	Total
	Shares	Par Value
The Predecessor
Balances at December 31, 2001	—	$—	$—	$(2,150,700)	$(2,150,700)
Net <loss>	—	—	—	(122,039)	(122,039)
Contributions from owners	—	—	—	158,077	158,077
Distributions to owners	—	—	—	(474,000)	(474,000)

Balances at December 31, 2002	—	—	—	(2,588,662)	(2,588,662)
Net profit	—	—	—	139,836	139,836
Contributions from owners	—	—	—	1,123,454	1,123,454
Distributions to owners	—	—	—	(320,501)	(320,501)

Balances at December 31, 2003	—	—	—	(1,645,873)	(1,645,873)
Net profit	—	—	—	1,016,685	1,016,685
Contributions from owners	—	—	—	—	—
Distributions to owners	—	—	—	(1,349,250)	(1,349,250)

Balances at December 20, 2004	—	$—	$—	$(1,978,438)	$(1,978,438)

MHI Hospitality Corporation
Formation Transactions on December 21, 2004

Sale of common shares in connection with initial public offering	6,000,000	$60,000	$59,940,000	$—	$60,000,000

Issuance of shares to directors	4,000	40	(40)	—	—
Underwriters fees, offering expenses and issuance costs related to initial offering.	—	—	(5,192,627)	—	(5,192,627)
Establish minority interest in operating partnership	—	—	(12,525,838)	—	(12,525,838)

Balances at December 21, 2004	6,004,000	60,040	42,221,495	—	42,281,535

Net Loss	—	—	—	(2,534,222)	(2,534,222)

Balances at December 31, 2004	6,004,000	$60,040	$42,221,495	$(2,534,222)	$39,747,313

The accompanying notes to consolidated and combined financial statements are an integral part of these statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	MHI Hospitality Period From December 21, 2004 to December 31, 2004	The Predecessor Period From January 1, 2004 to December 20, 2004	The Predecessor Year Ending December 31, 2003	The Predecessor Year Ending December 31, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,534,222)	$993,278	$139,836	$(122,039)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	172,899	1,714,734	2,045,250	2,236,136
Deferred income taxes	(200,000)
Equity in net (income) loss of partnership investments	—	90,877	190,177	226,478
Minority interest in operating partnership	(1,611,311)	595,539	152,097	224,864
Loss on disposal of property and equipment	—	—	1,135	—
Changes in assets and liabilities:
Restricted cash	—	90,825	64,285	(100,218)
Accounts receivable	(413,689)	(220,034)	146,125	(112,753)
Inventory and prepaid expenses	(541,702)	(34,682)	15,100	(92,690)
Other assets, net of accumulated amortization	(585,355)	(78,822)	(47,310)	(17,184)
Accounts payable and accrued expenses	2,606,641	(135,627)	(42,028)	(174,611)
Advance deposits	126,092	82,522	45,928	548

Net cash provided by (used in ) operating activities	(2,980,647)	3,098,610	2,710,595	2,068,531

Cash flows from investing activities:
Acquisition of hotel properties	(54,620,919)	—	—	—
Acquisition of leasehold interest	(3,500,000)	—	—	—
Improvements and additions to hotel properties	—	(927,689)	(1,278,647)	(1,213,987)
Capital contributed to Brownestone Partners, LLC	—	(60,000)	(1,118,953)	(158,077)
Distributions received from Brownestone Partners, LLC	—	95,389	—	—

Net cash used in investing activities	(58,120,919)	(892,300)	(2,397,600)	(1,372,064)

Cash flows from financing activities:

Proceeds from sale of common stock	60,000,000	—	—	—
Payment of issuance costs related to sale of common stock	(5,192,627)	—	—	—
Members’ capital contributed	13,470,248	60,000	1,123,454	158,077
Members’ capital distributed	—	(2,462,169)	(320,501)	(474,000)
Minority partner distributions	—	—	(184,000)	(276,000)
Payments to (from) related party	1,138,298	(431,360)	(252,505)	811,381
Proceeds from borrowing	—	2,000,000	150,000	—
Payment of loans	—	(1,234,500)	(759,217)	(992,846)
Payment of capital lease obligations	—	(57,811)	(157,242)	(200,677)

Net cash provided by (used in) financing activities	69,415,919	(2,125,840)	(400,011)	(974,065)

Net increase (decrease) in cash and cash equivalent	8,314,353	80,470	(87,016)	(277,598)

Cash and cash equivalents at the beginning of the period	—	67,365	154,381	431,979

Cash and cash equivalents at the end of the period	$8,314,353	$147,835	$67,365	$154,381

Supplemental disclosures:
Cash paid during the period for interest	$2,804	$2,228,427	$2,369,422	$1,789,493

The accompanying notes to consolidated and combined financial statements are an integral part of these statements

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service Upper Upscale and Midscale hotels located in primary and secondary markets in the mid-Atlantic and Southeastern regions of the United States. We operate under well-known national hotel brands such as Hilton and Holiday Inn. The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). The Company utilized part of its net proceeds to repay approximately $25.0 million of mortgage indebtedness secured by the initial properties and paid an additional $16.9 million in cash related to the acquisition of the properties. Accordingly, the company had approximately $12.9 million available in cash immediately following its formation.

The IPO consisted of the sale of 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On December 21, 2004 the Company issued 4,000 shares of common stock to its independent directors. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds from the IPO and the exercise of the underwriters’ over-allotment option were approximately $61.3 million.

The Company contributed all of the net proceeds from the IPO and the exercise of the underwriters’ over-allotment option to MHI Hospitality, L.P., a Delaware limited partnership (the “Operating Partnership”), in exchange for an approximate 63.7% general and limited partnership interest in the Operating Partnership as of January 19, 2005. The Operating Partnership used, approximately $42.1 million of the net proceeds from the Company, along with 3,817,036 units of limited partner interest, to acquire all of the equity interests in the entities that own or lease the initial properties.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 63.7% by the Company as of January 19, 2005, leases its hotels to subsidiaries of MHI Hospitality TRS Holding Corporation (collectively, “MHI TRS”), which is a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages hotel management companies to operate the hotels under management contracts. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements of the company presented herein include all of the accounts of MHI Hospitality Corporation beginning with its commencement of operations on December 21, 2004. Prior to December 21, 2004, this report includes the financial statements of MHI Hotels Services Group (“MHIHSG”), which is not a legal entity, but rather a combination of three hotels that were owned by various limited liability companies and a limited liability partnership that were controlled by affiliates of MHI Hotels Services, LLC (“MHI Services) all of which were acquired by the Company concurrent with the completion of the IPO on December 21, 2004. MHIHSG is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to the Company’s commencement of operations. The predecessor the combined balance sheet as of December 31, 2003 and the combined statements of operations and cash flows for the years ended December 31, 2002 and 2003 and for the period from January 1, 2004 through December 20, 2004 include the net assets and operations of MHIHSG on its historical cost basis.

Principles of Consolidation - The consolidated financial statements of the company include the accounts of MHI Hospitality Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

Restricted Cash - Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with Mutual of New York (MONY). MONY holds the mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto.

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. Due to their short maturities, these financial instruments are carried at amounts that reasonably approximate fair value.

Investment in Hotel Properties - Investments in hotel properties are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized Franchise Fees as of December 31, 2004 were $233,395. Amortization expense for the period from December 21 through December 31, 2004 was $59. Amortization expense for the period January 1, 2004 through December 20, 2004 was $82,883 and for the periods ended December 31, 2003 and December 31, 2002 was $120,903 and $47,497, respectively.

Minority Interest in Operating Partnership - Certain hotel properties have been acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

Revenue Recognition - Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, rooftop leases and gift shop sales and rentals.

Deferred Financing Costs - Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the statements of operations.

Income Taxes - The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to MHI HOSPITALITY TRS, the Company’s wholly owned taxable REIT subsidiary. MHI HOSPITALITY TRS, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes.

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

Earnings (Loss) Per Share- Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period plus other potentially dilutive securities. The outstanding Operating Partnership units (which may be converted to common shares) have been excluded from the diluted earnings (loss) per share calculation as there would be no effect on reported diluted earnings (loss) per share. For the period from December 21, 2004 through December 31, 2004, basic and diluted earnings (loss) per share were $(.42). The weighted average number of common shares outstanding used in the calculations was 6,004,000.

Stock-based Compensation - The Company does not provide stock-based employee compensation.

Comprehensive Income (Loss) - Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net loss.

Segment Information - Statement of Financial Accounting Standards No 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131” ), requires public entities to report certain information about operating segments. Based on the guidance provided in SFAS 131, the Company has determined that its business is conducted in one reportable segment, hotel ownership.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to the predecessor financial statements to conform to the Company’s presentation.

New Accounting Pronouncements - FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others, requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R did not have a material impact on the Company’s results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, in October 2003, the FASB elected to indefinitely defer implementation of certain provisions of SFAS 150 relating to limited-life subsidiaries created before November 5, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue No. 03-1 addresses the meaning of other than temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and accounted for under the equity method. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-1-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not impact our financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6 “Participating Securities and the two-class method under FASB Statement 128,” (the “Consensus” or “EITF 03-6”). For purposes of calculating earnings per share, the Consensus requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. We have no preferred stock issued and therefore this Consensus has had no effect on our financial statements. If and when we issue preferred stock, we will follow the Consensus.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company intends to adopt the provisions of SFAS 123R effective July 1, 2005. The impact to compensation expense is not expected to be material, however, the final impact to compensation expense will be dependent on the number of equity instruments granted during any year, including their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

3. Acquisition of Hotel Properties

On December 21, 2004, following with the completion of the IPO, the Company acquired 100% of the equity interests in Capitol Hotel Associates, LP, LLP, Brownestone Partners, LLC, and Savannah Hotel Associates, LLC. The members of MHI Hotels Services Group had a 94.75% interest in Capitol Hotel Associates, LP, LLP, a 50% interest in Brownestone Partners, LLC, and an 80% interest in Savannah Hotel Associates, LLC. We established Philadelphia Hotel Associates, LLC to purchase the Hilton Philadelphia Airport for cash, units and the assumption of debt, and Laurel Hotel Associates, LLC to purchase the Best Western Maryland Inn for cash. MHI Hotels Services Group had a 25% interest in Accord, LLC., the owner of the Maryland Inn. The equity interests in Capitol Hotel Associates, LP, LLP, Brownestone Partners, LLC, and Savannah Hotel Associates, LLC were acquired from MHI Hotels Services Group, in exchange for Operating Partnership units have been accounted for as a reorganization of entities under common control and recorded at MHI Hotels Services Group’s historical cost basis. The remaining equity interests in Brownestone Partners, LLC, Savannah Hotel Associates, LLC, and Capitol Hotel Associates, LLC acquired from third parties have been accounted for as acquisitions of minority interests and recorded at fair value. The 25% ownership interest in the Maryland Inn owned by MHI Hotels Services Group was recorded at historical cost as well. The sponsors of this offering were Andrew Sims and William Zaiser, former officers and directors of MHI Hotels Services, LLC.

MHI Hospitality Corporation has an agreement with MHI Hotels, LLC and MHI Hotels Two, Inc. to sublease the common area of the condominium located in Wrightsville Beach, North Carolina to such entities through December 2013.

Capitol Hotel Associates, LP, LLP, which owns the Holiday Inn Downtown Williamsburg, a 137 room, full service hotel located in Williamsburg, Virginia and the Wilmington Riverside Hilton, a 276 room, full service hotel located in Wilmington, North Carolina was acquired for approximately $30.7 million, which included the repayment of a mortgage loan, that encumbered the Williamsburg hotel property of approximately $3.1 million, the assumption of a mortgage loan, that encumbers the Wilmington property for approximately $15 million, and the issuance of 1,259,667 Operating Partnership units to MHI Hotels Services, LLC, valued at approximately $12.6 million.

Brownestone Partners, LLC, which owns the 191 room Holiday Inn Brownstone, Raleigh Downtown, a full service hotel located in Raleigh, North Carolina, was acquired for approximately $9.3 million, which included payment of cash in the amount of $1 million, the repayment of a mortgage loan that encumbered the hotel property of approximately $4.7 million, $2.0 million in construction debt and the issuance of 159,612 Operating Partnership units to MHI Hotels Services, LLC and the third-party member, respectively, valued at approximately $1.6 million.

Savannah Hotel Associates, LLC, which owns the 246 room Savannah DeSoto Hilton full service hotel located in Savannah, Georgia was acquired for approximately $27.3 million, which included the assumption of a mortgage loan that encumbered the hotel property of approximately $10.6 million, and the issuance of 1,665,494 Operating Partnership units to MHI Hotels Services, LLC and the third-party member, respectively, valued at approximately $16.7 million.

Philadelphia Hotel Associates, LP, which owns the 331 room Philadelphia Airport Hilton full service hotel located in Philadelphia, Pennsylvania was acquired for approximately $26.1 million, which included payment of cash in the amount of $2.5 million, the repayment of a mortgage loan that encumbered the hotel property of approximately $15.3 million, transfer costs of approximately $1.0 million and the issuance of 732,254 Operating Partnership units to the third-party member valued at approximately $7.3 million.

Laurel Hotel Associates, LLC which owns the 207 room Best Western Maryland Inn Laurel full service hotel located in Laurel, Maryland was acquired for approximately $12.4 million, which included payment of cash in the amount of $12.2 million and transfer costs of approximately $.2 million.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

The allocation of the purchase price of the hotel properties to the acquired assets and liabilities was as follows (in thousands):

	Wilmington Riverside Hilton	Holiday Inn Williamsburg Downtown	Savannah DeSoto Hilton	Holiday Inn Brownstone Downtown	Philadelphia Airport Hilton	Best Western Maryland Inn Laurel
Land and improvements	$785	$490	$600	$815	$2,100	$900

Buildings and leasehold improvements	16,840	4,348	13,562	7,416	22,031	9,443
Furniture, fixtures and equipment	3,725	885	5,840	2,286	1,287	363
Accumulated depreciation	(5,463)	(1,801)	(5,956)	(2,476)	—	—
Cash	97	3	685	10	—	—
Accounts receivable, net	492	61	194	263	—	—
Prepaid assets and other assets	317	278	2,421	238	313	—
Accounts payable and accrued expenses	(1,427)	(527)	(1,449)	(574)	—	—

Net assets acquired	$15,366	$3,737	$15,897	$7,978	$25,731	$10,706

The results of operations for each of the hotel properties are included in the Company’s consolidated statement of operations from their respective acquisition dates. The following pro forma information presents the results of operations of the Company for the years ended December 31, 2004 and 2003 as if the six hotel property acquisitions had taken place on January 1, 2003. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January l, 2003, or of future results of operations (in thousands).

	(Unaudited) Year Ended December 31, 2004	(Unaudited) Year Ended December 31, 2003
Total revenue	$47,788,365	$44,579,136
Total operating expenses	45,969,089	40,416,641
Operating income (loss)	1,819,276	4,162,495
Net income (loss)	(1,927,902)	(1,041,891)

Earnings (loss) per share:
Basic and diluted	$(.32)	$(.17)

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2004 and 2003 consisted of the following (in thousands):

	MHI Hospitality Corporation December 31, 2004	The Predecessor December 31, 2003
Land and land improvements	$5,689	$1,624
Buildings and leasehold improvements	73,641	27,462
Furniture, fixtures and equipment	14,485	10,196
Investment in Brownestone and Accord	—	413

	93,815	39,695
Less: accumulated depreciation	(15,397)	(11,754)

	$78,418	$27,941

5. Mortgage Loans

The Company assumed existing mortgage debt with The Mutual of New York Life Insurance Company (“MONY”) that was in place on two of the hotel properties purchased.

On September 25, 1998 Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the Savannah DeSoto Hilton hotel and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest. Interest is based on a fixed rate of 7.49%. The outstanding balances due on the loan as of December 31, 2004 and December 31, 2003 and 2002 were $10,631,774, $11,220,535 and $11,596,754, respectively.

On February 12, 1998 Capitol Hotel Associates, LP, LLP obtained a mortgage loan in the amount of $13.0 million to refinance the mortgage at the Wilmington Riverside Hilton hotel. On October 19, 1999 Capitol Hotel Associates, LP, LLP obtained a promissory note in the amount of $4.25 million upon completion of renovations. The debt was consolidated into one instrument and is secured by the Wilmington Riverside Hilton hotel and its maturity date is September, 19, 2019. Loan principal and interest payments are due monthly, with fixed principal payments and interest payments amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 8.22%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balances due on the loan as of December 31, 2004 and December 31, 2003 and 2002 were $15,053,575, $15,513,401 and $16,016,136, respectively.

On December 31, 2004 the Company established a line of credit with Branch Banking & Trust Company (BB&T) in the amount of $23,000,000. It bears a variable rate of LIBOR Rate plus two and one half percent (2.50%). The LIBOR Rate on December 31, 2004 was 2.42%. The primary collateral for the credit facility is a first mortgage on the Holiday Inn Brownstone, the Hilton Philadelphia Airport, and a lien on all business assets of those properties including but limited to equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. We must satisfy certain financial and non-financial covenants. As of December 31, 2004 we are in compliance with all of the required covenants. Failure to satisfy these conditions and covenants would create a default under this credit facility, and the lender could require us to repay all outstanding indebtedness under the facility. The line has a balance of zero ($0.00) as of December 31, 2004. The Company intends to use the line of credit for capital acquisitions as deemed appropriate by the Directors of the Company.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

6. Capital Stock

Common Shares-The Company is authorized to issue up to 49,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

On December 21, 2004, the Company completed its IPO and sold 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $55.8 million. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds generated from the IPO and the underwriters’ over-allotment was approximately $62.3 million. Also, on December 21, 2004 the Company issued 4,000 shares of common stock to its independent directors. As of December 31, 2004, the Company had 6,004,000 shares of common stock outstanding.

Warrants-The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares-The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2004, there were no shares of preferred stock outstanding.

Operating Partnership Units-Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2004, the total number of Operating Partnership units outstanding was 3,7817,036.

7. Related Party Transactions

The third-party members of Savannah Hotel Associates were the Celia Krichman Charitable Trust and the Celia Krichman Revocable Trust. The third-party member of Brownestone Partners, LLC was MAVIS, LLC. The Company issued 333,199 Operating Partnership units to the third-party members in exchange for their equity interests in the two entities.

As of December 31, 2004, the members of MHI Hotels Services, LLC, own 0% of Company’s outstanding common stock and 2,298,100 Operating Partnership units. The following is a summary of the transactions between the Company and by MHI Hotels Services, LLC:

Repayments to MHI Hotels Services, LLC-At December 31, 2004, included in payable to affiliates in the consolidated balance sheet was approximately $.7 million for start-up costs and hotel acquisition costs that had been paid by MHI Hotels Services, LLC on the Company’s behalf since the Company’s formation.

Accounts Receivable-Affiliate-At December 31, 2004 the Company was due $400,217 from MHI Hotels Services, LLC and had $100,000 due to MHI Hotels Services LLC.

Note Payable Related Party- At December 31, 2004 the Company was indebted on two long term notes payable in the aggregate amount of $2,000,000 to MHI Hotels Services, LLC.

Acquisition of Hotel Properties-The members of MHI Hotels Services, LLC had an equity interest in Capitol Hotel Associates, LP, LLP, Brownestone Partners, LLC, and Savannah Hotel Associates, LLC, which were three of the five entities that the Company acquired on December 21, 2004. The Company issued 2,298,100 Operating Partnership units to the members of MHI Hotels Services, LLC in exchange for its equity interests in the three entities.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

Strategic Alliance Agreement-On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services, LLC pursuant to which (i) MHI Hotels Services, LLC agrees to refer to the Company (on an exclusive basis) hotel acquisition opportunities in the United States presented to MHI Hotels Services, LLC or its subsidiaries other than opportunities that primarily relate to third-party management arrangements offered to MHI Hotels Services, LLC, and (ii) unless a majority of the Company’s independent directors in good faith concludes for valid business reasons that another management company should manage a hotel owned by the Company, the Company agrees to offer MHI Hotels Services, LLC or its subsidiaries the right to manage hotel properties that the Company acquires in the United States, unless the hotel is encumbered by a management agreement that would extend beyond the date of the Company’s acquisition of the hotel and a termination fee is payable to terminate the existing management agreement (unless MHI Hotels Services, LLC pays such termination fee).

Management Agreements-All of the six hotels that the Company owned at December 31, 2004 operate under a master management agreement MHI Hotels Services, LLC, each for ten year terms. MHI Hotels Services, LLC receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the hotels is 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation. This new agreement replaced the previous individual contracts which were restructured for a one-time fee of $2.0 million.

For the period from December 21, 2004 through December 31, 2004, the Company paid MHI Hotels Services, LLC approximately $0.013 million in management fees. For the period from January 1, 2004 through December 20, 2004 and for the year ended December 31, 2003, Capitol Hotel Associates LP, LLP and Savannah Hotel Associates, LLC paid MHI Hotels Services, LLC approximately $0.96 million, and $0.91 million, respectively, in management fees.

8. Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income (excluding net capital gains) to its stockholders. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income that does not relate to MHI Hospitality TRS Holding Inc., the Company’s wholly owned taxable REIT subsidiary. MHI Hospitality TRS, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. Since both the Company and MHI Hospitality TRS sustained losses in the eleven day period of operation, no tax liability exists, unless the Company were to lose REIT status. If that occurred the Company would be subject to regular corporate income tax rates at the state and federal level.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

The components of income tax benefit for the period from December 21, 2004 through December 31, 2004 are as follows (in thousands):

Period From December 21, 2004 to December 31, 2004
Deferred:
Federal	$(164)
State	(36)

Income tax benefit	$(200)

The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax assets and liabilities as of December 31, 2004 are as follows (in thousands):

December 31, 2004
Deferred tax assets:
Start-up costs	$150
Net operating loss	874

1,024
Deferred tax liability:
Investment in hotel properties	24

Total benefit	1,000

Valuation allowance	800

Net deferred tax asset	$200

The Company has reserved $800,000 of its deferred tax asset due to the limited operation history of MHI Hospitality Corporation. The Company believes that MHI TRS will generate sufficient taxable income to realize in full this net deferred tax asset.

The entities comprising MHI Hotels Services Group operated as limited liability companies or limited liability partnerships and, as a result, were not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

9. Commitments and Contingencies

Ground and Building Leases-The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expires October 31, 2006. There is a renewal option for up to three five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for all operating leases for the period ended December 21, 2004 was $37,548 and for the years ended December 31, 2003 and 2002 was $37,548. The Company leases, as Landlord, the entire fourteenth floor to The Chatham Club, Inc. under a ninety-nine year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. the original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for this operating lease is $76,104 annually for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

Management Agreement-All of the six hotels that the Company owned at December 31, 2004 operate under a master management agreement with MHI Hotels Services, LLC, each for various terms (see Note 7).

Franchise Agreements-As of December 31, 2004, all of the Company’s six hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

Restricted Cash Reserves-The Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required to establish a property improvement fund for each of these two hotels to cover the cost of replacement and renewals. Contributions to the property improvement fund are based on a percentage of gross revenues or receipts at each hotel equating to 5%.

Litigation-The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

10. Quarterly Operating Results (Unaudited)

	The Predecessor				MHI Hospitality Period From December 21,2004 to December 31, 2004
	Quarter Ended - 2004			Period From October 1, 2004 to December 20, 2004
	March 31	June 30	September 30
Total revenue	$5,418,143	$7,858,625	$6,649,409	$5,945,688	$659,158
Total operating expenses	4,934,581	5,989,216	6,071,595	4,970,105	4,947,594
Operating income (loss)	483,562	1,869,409	577,814	975,583	(4,288,436)
Net income (loss)	(104,678)	1,287,147	36,816	369,532	(2,534,222)
Loss per share:
Basic and diluted					(.42)

	Quarter Ended - 2003
	March 31	June 30	September 30	December 31
Total revenue	$5,303,511	$7,079,046	$6,377,516	$5,675,133
Total operating expenses	4,952,896	5,682,884	5,628,012	5,322,442
Operating income (loss)	350,615	1,396,162	749,504	352,691
Net income (loss)	(161,278)	581,752	110,343	(390,981)

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

11. Subsequent Events

On January 11, 2005, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unit holders of record as of March 15, 2005. The dividend is to be paid April 11, 2005.

On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million.

The Company is actively pursuing new hotel acquisitions, which fit our business model. Although there are several potential targets, none are under contract at this time.

MHI HOSPITALITY CORPORATION

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2004

(in thousands)

	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End Of Year
Description	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation
Philadelphia Airport Hilton Philadelphia, Pennsylvania	$2,100	$22,031	$—	$—	$2,100	$22,031	$24,131	$(17)
Hilton Wilmington Riverside Wilmington, North Carolina	785	16,829	—	12	785	16,841	17,626	(2,938)
Holiday Inn Downtown Williamsburg, Virginia	490	4,348	—	—	490	4,348	4,838	(1,122)
Holiday Inn Brownstone Raleigh, North Carolina	815	7,416	—	—	815	7,416	8,231	(889)
Savannah DeSoto Hilton Savannah, Georgia	600	13,562	—	—	600	13,562	14,162	(1,353)
Best Western Maryland Inn	900	9,443	—	—	900	9,443	10,343	(7)
Laurel, Maryland

Totals	$5,690	$73,629	$0	$12	$5,690	$73,641	$79,331	$(6,326)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of MHI Hospitality Corporation have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, MHI Hospitality Corporation’s disclosure controls and procedures were effective.

There was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our Board of Directors is composed of seven directors and is not classified. Each director, upon election or re-election at an annual meeting, will serve a one-year term. The Board of Directors of the Company was constituted upon the completion of our initial public offering in December 2004 and held no meetings in 2004.

Certain information regarding our executive officers and directors, is set forth below.

Name	Age	Position
Andrew M. Sims	48	President, Chief Executive Officer and Chairman of the Board
William J. Zaiser	58	Executive Vice President, Chief Financial Officer and Treasurer
General Anthony C. Zinni (USMC Ret.)	61	Director
Kim E. Sims	50	Director
Christopher L. Sims	46	Director
Edward S. Stein	58	Director
David J. Beatty	61	Director
J. Paul Carey	46	Director

The following is a summary of certain biographical information regarding our directors and executive officers:

Andrew Sims is our president, chief executive officer and chairman of the board and has served in such capacity since our inception. He has served as President of MHI Hotels Services from 1995 until December 2004 after serving for seven years as vice president of finance and development. Mr. Sims began his career as a sales associate for Merrill Lynch Commercial Realty. He is a graduate of Washington & Lee University, with a bachelor’s degree in commerce. Andrew Sims is the brother of directors Kim and Christopher Sims. Mr. Sims currently serves on the franchise advisory board for Hilton Hotels. Mr. Sims serves as a director of MHI Hotels Services.

William Zaiser is our executive vice president, chief financial officer and treasurer. A certified public accountant, he is responsible for financial analysis, cash management, insurance, investment and financial reporting. Mr. Zaiser began his career with MHI Hotels Services as a computer consultant, and became the first corporate controller for MHI Hotels Services. In 1990, he was elected to the board of directors and was promoted to vice president of accounting for MHI Hotels Services. Before joining the hospitality industry, Mr. Zaiser was an instructor of mathematics at both the University of Maryland and Montgomery College. A licensed CPA in the State of Maryland, he holds a masters degree in applied mathematics from the University of Maryland and a bachelor’s degree in mathematics and physics from Ohio Wesleyan University. Mr. Zaiser is a member of the American Institute of Certified Public Accountants and the Hospitality Financial and Technology Professionals. Mr. Zaiser resigned as an officer of MHI Hotel Services upon completion of the IPO but continues to serve as a director of MHI Hotels Services.

General Anthony C. Zinni (USMC Ret.) became a director upon completion of the IPO. General Zinni retired from the U.S. Marine Corps after 39 years of service in October 2000. During his military career, General Zinni served as the Commanding General, First Marine Expeditionary Force from 1994 to 1996, and as Commander-in-Chief, U.S. Central Command from 1997 to 2000. General Zinni has participated in numerous humanitarian operations and Presidential diplomatic missions. In November 2001, General Zinni was appointed senior adviser and U.S. envoy to the Middle East by Secretary of State Colin Powell. Since November 2000, General Zinni has consulted in the areas of defense, military, national security, foreign policy and regional issues. General Zinni serves as a professor at William & Mary College and at Virginia Military Institute, positions he has held since November 2000. General Zinni currently serves as a director and member of the compensation committee of BAE Systems. General Zinni received his bachelor’s degree in economics from Villanova University. He also earned a Masters degree in international relations from Salvae Regina College, a Masters degree in management and supervision from Central Michigan University, and an honorary doctorate degree from William & Mary College and the Maine Maritime Academy.

Kim Sims became a director upon completion of the initial public offering and is the President and a director of MHI Hotels Services. Mr. Sims has served as Executive Vice President of Operations of MHI Hotels Services since 1995, providing 27 years of service to the company. He is a graduate of Washington & Lee University with a degree in commerce. Kim Sims is the brother of Andrew and Christopher Sims.

Christopher Sims became a director upon completion of the initial public offering and is an officer and director of MHI Hotels Services. He joined MHI Hotels Services in 1981 first as sales and general manager for the Best Western Maryland Inn in College Park until his promotion in 1988 to vice president of sales and marketing. Mr. Sims is a graduate of Hampden-Sydney College, with a bachelor’s degree in economics. He is First Vice President of the Prince George Conference and Visitors Bureau and a member of Hospitality Sales and Marketing Association International. Christopher Sims is the brother of Andrew and Kim Sims.

Edward Stein became a director upon completion of the initial public offering and is chairman of the nominating, corporate governance and compensation committee. He is a founding partner of the Norfolk, Virginia law firm of Weinberg and Stein. Mr. Stein has practiced law in the areas of real estate, estate planning, probate, corporate law, business law and licensing since 1974. He is admitted to the Virginia Bar and is a member of the Norfolk and Portsmouth, Virginia Bar Associations. Mr. Stein was educated at the Lawrenceville School (1964), Harvard College (A.B. 1968) and the University of Virginia School of Law (J.D. 1974).

David Beatty became a director upon completion of the initial public offering. He began his 32-year career in finance and real estate development as head of marketing operations for George Kaufman real estate development group in 1972. He was a founder of Essex Commercial Mortgage in 1987 and founder and President of CENIT Commercial Mortgage Corp. in 1990. In 2001, Mr. Beatty founded TowneBank Commercial Mortgage, LLC, where he currently serves as President. TowneBank Commercial Mortgage specializes in placing debt and equity for the lodging industry. He has been President of Guest Quarters, Inc., Treasurer and CFO of Guest Quarters Development Group and President of mortgage financing for Lawson-Essex, Inc. Mr. Beatty holds a B.A. in Economics from Georgetown University and an M.B.A. in Finance and Marketing from the Colgate Darden Graduate Business School at the University of Virginia.

J. Paul Carey became a director prior to completion of the initial public offering and serves as the chairman of the audit committee. He is currently the Managing Partner for JPT Partners, a privately held investment partnership created to acquire and manage transaction processing companies in the education and financial services industry. J. Paul Carey also serves as the Chairman for Campus Partners, LLC, the leading Perkins and Campus based loan service in the country. Prior to his position with JPT Partners, J. Paul Carey served as the Chief Executive Officer of Enumerate Solutions, Inc., a venture backed software company, from November 2001 until October 2003. Mr. Carey also served as the Executive Vice President for Sallie Mae and was responsible for financial reporting from August 1997 to April 2001, and as a partner with LCL Ltd., a financial advisory management and investment firm from March 1993 to August 1997. He serves on the Board of Trustees for the University of Maryland College Park Foundation and for Trinity College. Mr. Carey received his M.B.A. from the University of Maryland and his B.S. from the Catholic University in Washington D.C.

Under the enhanced corporate governance standards of the American Stock Exchange (“AMEX”), a majority of our directors, and all of the members of our audit committee and nominating, corporate governance and compensation committee, must meet “independence” standards as defined by the AMEX.

We believe that four of our board members, Edward Stein, David Beatty, J. Paul Carey and General Zinni meet the enhanced test of independence required by AMEX. Independence will be determined by our board of directors.

We expect that our independent directors will meet in executive sessions at least four times each year without the presence of any corporate officers. We do not intend to appoint a lead director to preside over such executive sessions. Rather, we expect that the independent directors themselves will designate a presiding independent director from time to time.

We intend to implement procedures for interested parties, including stockholders, who wish to communicate directly with our independent directors. We believe that providing a method for interested parties to communicate directly with our independent directors, rather than the full Board, will provide a more confidential, candid and efficient method of relaying any interested party’s concerns or comments.

Board Committees

The board of directors conducts its business through meetings of the Board and its two committees, each of which was constituted in December 2004: the Audit Committee and the Nominating, Corporate Governance and Compensation Committee. Each committee is composed entirely of independent directors, as required by the rules of the AMEX.

Establishment of Committees

The board of directors has established two committees. The following is a list of the current members of each committee:

Committee	Chairperson	Members
Audit Committee	J. Paul Carey	David Beatty, Edward Stein

Nominating, Corporate Governance and Compensation Committee	Edward Stein	David Beatty, J. Paul Carey

The board of directors has determined that J. Paul Carey qualifies as “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that he is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

AUDIT COMMITTEE REPORT REVIEW OF AUDITED FINANCIAL STATEMENTS WITH MANAGEMENT.

The Audit Committee reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2004 with the management of the Company.

REVIEW OF FINANCIAL STATEMENTS AND OTHER MATTERS WITH INDEPENDENT ACCOUNTANT.

The Audit Committee discussed with PKF Witt Mares PLC (formerly Witt Mares & Company, PLC), the Company’s independent accountants, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communications with Audit Committees), as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from PKF Witt Mares PLC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as may be modified or supplemented, and has discussed with PKF Witt Mares PLC its independence.

RECOMMENDATION THAT FINANCIAL STATEMENTS BE INCLUDED IN ANNUAL REPORT.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, for filing with the Securities and Exchange Commission. Audit Committee: J. Paul Carey (Chairman), Edward Stein and David Beatty.

Compensation Committee Interlocks and Insider Participation

There are no interlock relationships as defined in applicable SEC Rules.

Director Compensation

We intend to pay independent, non-employee directors fees for their services as directors. Independent, non-employee directors will receive annual compensation of $15,000, plus a fee of $750 (plus out-of-pocket expenses) for attendance in person at each meeting of the board of directors, and $750 for each committee meeting attended in person. Directors who attend meetings telephonically will receive a fee of $375. Directors who are also officers or employees of our company will not be paid any director fees. Directors Edward Stein and J. Paul Carey will receive an additional $5,000 per year for their services as chair of the nominating, corporate governance and compensation, and audit committees, respectively. Additionally, we issued 1,000 shares of restricted stock to each of the independent directors upon completion of our initial public offering. Although distributions will be paid on all restricted stock, whether or not vested, at the same rate and on the same date as on shares of our common stock, these holders will be prohibited from selling such shares until they vest. All of the shares of restricted stock will vest on the first anniversary of the date of grant.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our board of directors adopted a code of business conduct and ethics, including a conflicts of interest policy, relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business.

A copy of the Company’s Code of Business Conduct and Ethics is posted for all employees on the Company’s external website at www.MHIHospitality.com. The company intends to post on its website any amendments to or waivers of its code.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that all of our current directors and executive officers reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal 2004.

Item 11. Executive Compensation

Summary Compensation Table

We commenced operations on December 21, 2004 upon completion of our initial public offering and no executive officers received salaries from the Company in excess of $100,000 for that year. Amounts under the “Salary” column in the table below represent contractual amounts of base salary payable to our chief executive officer and our Chief Executive Officer in 2005.

Name and Principal Position	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Andrew M. Sims, President and Chief Executive Officer	225,000	—	—
William J. Zaiser, Executive Vice President and Chief Financial Officer	175,000	—	—

Our executive officers will be entitled to such bonuses as may be determined by our nominating, corporate governance and compensation committee and the board of directors from time to time. There is no guaranteed minimum bonus. We did not pay any bonus for Mr. Sims or Mr. Zaiser in 2004, nor do we anticipate payment for bonuses in 2005. In future periods, bonuses will be payable to Messrs. Sims and Zaiser in amounts between 20% and 30% of their base salary subject to achieving quantitative performance goals to be established annually by the nominating corporate governance and compensation committee of the board of directors.

Employment Agreements

We entered into employment agreements, upon completion of our initial public offering, with Andrew Sims and William Zaiser that provide for an annual salary of $225,000 for Andrew Sims and $175,000 for William Zaiser. Mr. Sims and Mr. Zaiser will receive customary benefits, including a term life insurance policy of $1 million and disability insurance in an amount so that each will receive the same monthly payments as under his respective employment agreement. As described below, the employment agreements provide these officers with severance benefits if their employment ends under certain circumstances. We believe that the agreements will benefit us by helping to retain the executives and by allowing them to focus on their duties without the distraction of the concern for their personal situations in the event of a possible change in control of our company.

The agreements have an initial term beginning December 21, 2004 and ending on December 31, 2009. Thereafter, the term of the agreements will be extended for an additional year, on each anniversary of the effective date of the offering, unless either party gives 180 days prior written notice that the term will not be extended.

Andrew Sims’ employment agreement with us provides that we must nominate him to serve as a member of our board of directors, must include him in the proxy materials delivered to stockholders in connection with a stockholder meeting to elect directors, and recommend him for election, and must continue to nominate and recommend him for election to our board for so long as he serves as our president and chief executive officer; subject, however, to the determination of our nominating, corporate governance and compensation committee that he satisfies the standards established for service on our board of directors. If Andrew Sims fails to be nominated to our board of directors or is involuntarily removed from our board of directors, other than for cause or vote by the stockholders, he will receive, among other things, a severance payment equal to five times his combined salary base and actual bonus compensation for the preceding fiscal year, plus indemnification for tax on such amounts.

Each of these executives will be entitled to receive benefits under his respective employment agreement if we terminate the executive’s employment without cause or the executive resigns with good reason or if there is a change in control of our company during the term of the agreement. Under these scenarios, each of the executives is entitled to receive the following:

•	any accrued but unpaid salary and bonuses;

•	vesting of any previously issued stock options or restricted stock;

•	payment of the executive’s life, health and disability insurance coverage for a period of 5 years following termination;

•	any unreimbursed expenses; and

•	a severance payment equal to five times the executive’s combined salary base and actual bonus compensation for the preceding fiscal year.

Each of the executives will be eligible to receive payments to compensate the executive for the additional taxes, if any, imposed on the executive under Section 4999 of the Internal Revenue Code by reason of receipt of excess parachute payments.

Each of the executives has agreed, absent a written waiver from us, during the term of their employment and for a one-year period thereafter, not to, directly or indirectly, engage in certain activities that would be in competition with us.

2004 Long-Term Incentive Plan

We have established our 2004 Long-Term Incentive Plan for the purpose of recruiting and retaining our and our affiliates’ executive officers, employees, non-employee directors and consultants. The Long-Term Incentive Plan authorizes the issuance of options to purchase shares of common stock and the grant of stock awards, deferred shares, performance shares and performance units.

Administration of the Long-Term Incentive Plan will be carried out by the nominating, corporate governance and compensation committee of the board of directors, which we refer to in this section as the Committee. The Committee may delegate a portion of its authority under the Long-Term Incentive Plan to one or more officers. As used in this summary, the term “administrator” means the Committee or its delegate.

Our officers and employees and those of our operating partnership and other subsidiaries are eligible to participate in the Long-Term Incentive Plan. Our non-employee directors and other persons that provide consulting services to us and our subsidiaries are also eligible to participate in the Long-Term Incentive Plan. When we refer to a subsidiary, we mean to refer to both corporate subsidiaries and other entity subsidiaries, such as partnerships and limited liability companies, for which we directly or indirectly control at least 50% of the equity of the corporation or other entity, and any other entity in which we have a material equity interest and which is designated as an “affiliate” by the Committee.

Under the Long-Term Incentive Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, performance units or performance shares will be equal to 350,000 shares or units. No one participant may receive awards for more than an aggregate of 175,000 shares of common stock in any one calendar year and/or performance units for each full or fractional year included in the performance period for the award granted during the calendar year. The maximum number of shares of common stock that may be issued under this plan pursuant to the exercise of incentive stock options is 150,000. These limitations, and the terms of outstanding awards, will be adjusted without the approval of our stockholders as the administrator determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar events. If an option terminates, expires or becomes unexercisable, or shares of common stock subject to a stock award, grant of performance shares, grant of deferred shares are forfeited, the shares subject to such option, stock award, grant of performance shares, or grant of deferred shares are available under for future awards under the Long-Term Incentive Plan. Shares which have been issued under the Long-Term Incentive Plan may not be returned to the reserve created under the Long-Term Incentive Plan for re-issuance except that shares which are repurchased or reacquired by us at the original purchase price may be returned to the reserve for future issuance under the Long-Term Incentive Plan.

The Long-Term Incentive Plan provides for the grant of (i) options intended to qualify as incentive stock options under Section 422 of the Code and (ii) options that are not intended to so qualify. Options intended to qualify as incentive stock options may be granted only to persons who are our employees or are employees of our corporate subsidiaries. No participant may be granted incentive stock options that are exercisable for the first time in any calendar year for common stock having a total fair market value (determined as of the option grant), in excess of $100,000. The principal difference between incentive stock options and other options is that a participant generally will not recognize ordinary income at the time an incentive stock option is granted or exercised, but rather at the time the participant disposes of the shares of common stock acquired under the incentive stock option. In contrast, the exercise of an option that is not an incentive stock option generally is a taxable event that requires the participant to recognize ordinary income equal to the difference between the stock’s fair market value and the option price. The employer will not be entitled to a federal income tax deduction with respect to incentive stock options except in the case of certain disqualifying dispositions of common stock acquired under the options. The employer may claim a federal income tax deduction on account of the exercise of an option that is not an incentive stock option equal to the amount of ordinary income recognized by the participant.

The administrator will select the participants who are granted options and, consistent with the terms of the Long-Term Incentive Plan, will prescribe the terms of each option, including the vesting rules for such option. The option exercise price cannot be less than the common stock’s fair market value on the date the option is granted, and in the event a participant is deemed to be a 10% owner of our company or one of our corporate subsidiaries, the exercise price of an incentive stock option cannot be less than 110% of the common stock’s fair market value on the date the option is granted. The Long-Term Incentive Plan prohibits repricing of an outstanding option, and therefore, the administrator may not, without the consent of the stockholders, lower the exercise price of an outstanding option. This limitation does not, however, prevent adjustments resulting from stock dividends, stock splits, reclassifications of stock or similar events. The option price may be paid in cash or, with the administrator’s consent, by surrendering shares of common stock, or a combination of cash and shares of common stock. Options may be exercised in accordance with requirements set by the administrator. The maximum period in which an option may be exercised will be fixed by the administrator but cannot exceed 10 years, and in the event a participant is deemed to be a 10% owner of our company or one of our corporate subsidiaries, the maximum period for an incentive stock option granted to such participant cannot exceed five years. Options generally will be nontransferable except in the event of the participant’s death.

An option is exercisable only to the extent it has vested. Options will vest in accordance with a participant’s stock option agreement. Unless provided otherwise in a participant’s stock option agreement and subject to the maximum exercise period for the option, an option generally will cease to be exercisable to the extent vested upon the earlier of (i) three months following the participant’s termination of service with us or our affiliate or (ii) the expiration date under the terms of the participant’s stock option agreement. The right to exercise an option will expire immediately upon termination if the termination is for “cause” or a voluntary termination any time after an event that would be grounds for termination for cause. Upon death or disability, the option exercise period is extended to the earlier of (i) one year from the participant’s termination of service or (ii) the expiration date under the terms of the participant’s stock option agreement. The administrator also will select the participants who are granted stock awards and, consistent with the terms of the Long-Term Incentive Plan, will establish the terms of each stock award. A stock award may be subject to payment by the participant of a purchase price for shares of common stock subject to a stock award, and a stock award may be subject to vesting requirements or transfer restrictions or both as determined by the administrator. Those conditions may include, for example, a requirement that the participant complete a specified period of service or that certain performance objectives be achieved. The performance objectives may be based on the individual performance of the participant, our performance or the performance of our affiliates, subsidiaries, divisions, departments or functions in which the participant is employed or has responsibility. Payment of stock awards need not qualify as “performance based compensation”, but to the extent we want the payment of a stock award to qualify as “performance based compensation” the performance standards must meet the requirements under Section 162(m) of the Code. These requirements include that the objectives are limited to specified levels of and increases in our or a business unit’s return on equity; total earnings; earnings per share; earnings growth; return on capital; return on assets; economic value added; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; sales growth; gross margin return on investment; increase in the fair market value of the shares;

share price (including but not limited to growth measures and total shareholder return); net operating profit; cash flow (including, but not limited to, operating cash flow and free cash flow); cash flow return on investments (which equals net cash flow divided by total capital); internal rate of return; increase in net present value or expense targets. Transfer of the shares of common stock subject to a stock award normally will be restricted prior to vesting.

The Long-Term Incentive Plan also authorizes the grant of deferred shares, i.e., the right to receive a future delivery of shares of common stock, if certain conditions are met. The administrator will select the participants who are granted awards of deferred shares and will establish the terms of each grant. The conditions established for earning the grant of deferred shares may include, for example, a requirement that certain performance objectives, such as those described above, be achieved.

The Long-Term Incentive Plan also permits the grant of performance shares and performance units to participants selected by the administrator. A performance share is an award designated in a specified number of shares of common stock that is payable in whole or in part, if and to the extent certain performance objectives are achieved. A performance unit is a cash bonus equal to a per unit value equal to the market value of our common stock at the time the unit is awarded, to the extent certain performance objectives are achieved. The performance objectives will be prescribed by the administrator and will be stated with reference to the performance objectives described above. A grant of performance units may be settled by payment of cash, shares of common stock or a combination of cash and shares and may grant to the participant or reserve to the administrator the right to elect among these alternatives.

Unless previously terminated pursuant to the terms of the Long-Term Incentive Plan, the Long-Term Incentive Plan will terminate ten years after the adoption of the Long-Term Incentive Plan by our board of directors or the date approved by the stockholders, whichever is earlier. No awards may be granted under the Long-Term Incentive Plan after the termination of the Long-Term Incentive Plan although options and stock awards granted before the termination will continue to be administered under the terms of the Long-Term Incentive Plan under the options or stock awards terminated or are exercised. The board of directors may amend or terminate the Long-Term Incentive Plan at any time, but an amendment will not become effective without the approval of our stockholders (within 12 months of the date such amendment is adopted by the board of directors) if it increases the aggregate number of shares of common stock that may be issued under the Long-Term Incentive Plan, changes the class of employees eligible to receive incentive stock options or stockholder approval is required by any applicable law, regulation or rule, including any rule of the AMEX. No amendment or termination of the Long-Term Incentive Plan will affect a participant’s rights under outstanding awards without the participant’s consent. The Long-Term Incentive Plan has been established as an unfunded plan. We are not required to segregate any of our assets under the Long-Term Incentive Plan.

To date, none of our executive officers or directors has been granted options to purchase shares of our common stock under the Long-Term Incentive Plan or otherwise and no executive officer has received any stock award, deferred shares, performance shares or performance units.

On December 21, 2004, 4,000 shares of restricted stock were granted to our non-employee independent directors (1,000 shares to each of Messrs. Beatty, Stein, Carey and General Zinni).

Comparison of Stockholder Return

The following graph compares the performance of the Company’s common stock during the period beginning on December 21, 2004 to December 31, 2004 with SNL REIT Hotel Index, prepared by SNL Financial, LLC, and the Russell 2000 Index.

The Russell 2000 Index measures the performance of the 2,000 smallest companies in the Russell 3000 Index, with a median market capitalization of approximately $395 million. The SNL Hotel REIT Index is currently comprised of 15 publicly traded hotel REITs, organized for purposes substantially similar to that of the Company.

MHI Hospitality Corporation

	Period Ending
Index	12/17/04	12/22/04	12/28/04	12/31/04
MHI Hospitality Corporation	100.00	99.90	99.10	99.40
Russell 2000	100.00	101.02	101.97	101.57
SNL Hotel REITS Index	100.00	102.06	102.58	103.93

Report of the Nominating, Corporate Governance and Compensation Committee

Prior to the completion of our initial public offering of common stock on December 21, 2004, our Board of Directors was composed of Mr. Andrew M. Sims and Mr. J. Paul Carey. Their objective was to attract, retain and motivate highly qualified executive officers who would serve as the Company’s initial executive management team and contribute to growth in stockholder value over time. To accomplish this objective, the Company entered into employment agreements, which are discussed above under the heading “Employment Agreements,” intended to provide strong financial incentives to the Company’s executive officers, at a reasonable cost to the Company and its stockholders. Compensation consists principally of base salary, performance bonuses and awards of shares of restricted common stock under the Company’s 2004 Long Term Incentive Plan. The restricted common stock awards are intended to incentivize the executive officers to work towards achieving long-term operational and financial goals that will ultimately be reflected in stock value. The vesting schedule for restricted common stock awards is intended to facilitate executive retention.

The Nominating, Corporate Governance and Compensation Committee of the Board of Directors assumed responsibility for executive officer compensation matters following the completion of the Company’s initial public offering.

Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation paid to an executive officer (other than certain enumerated categories of compensation, including performance-based compensation) that may be deducted by a publicly-held company. It is the policy of the Board of Directors and the Nominating, Corporate Governance and Compensation Committee to seek to qualify executive compensation for deductibility to the extent that such policy is consistent with the Company’s overall objectives and executive compensation policy. None of the Company’s executive officers received compensation in 2004 in excess of the limits imposed under Section 162(m).

2004 Executive Officer Compensation

During 2004, the Company’s compensation for its executive officers consisted principally of base salary. The base salary amounts are provided for in each executive officer’s employment agreement. In setting these base salaries, the Board of Directors used an evaluation process considering the officer’s position, level and scope of responsibility and an evaluation of base salaries and other benefits of other executive officers of comparable REITS, including an analysis of the Company’s current operating results. The Board of Directors also sought to set base salaries at levels that, in the opinion of the members of the Board of Directors, provided competitive base compensation while allowing a portion of each executive officer’s total compensation to be derived from incentive pay in the form of the awards of restricted common stock and performance bonuses.

2004 Chief Executive Officer Compensation

During 2004, the Company entered into an employment agreement with Mr. Andrew Sims, the Company’s President and Chief Executive Officer. The Employment Agreement provided Mr. Sims a base salary for 2004 at an annual rate of $225,000, which amount is subject to annual increase by the Nominating, Corporate Governance and Compensation Committee. In the view of the Board of Directors, the initial base salary provided to Mr. Sims under his employment agreement is roughly comparable to the average base salary awarded by comparable companies to their chief executive officers. In addition, short term compensation is provided in the form of annual bonuses. We do not anticipate payment of bonuses in 2005, and no bonus has been paid for 2004. For 2006, the Nominating, Corporate Governance and Compensation Committee expects that Mr. Sims may be awarded an annual bonus of up to 30% of his base salary.

Submitted by:

Board of Directors (prior to our initial public offering)	Nominating, Corporate Governance and Compensation Committee (following our initial public offering)

Andrew M. Sims J. Paul Carey	Edward S. Stein (Chairman) J. Paul Carey David Beatty

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The information presented below regarding beneficial ownership of common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes any shares to which a person, directly or indirectly, has or shares voting power or investment power and any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option or other right.

The following table sets forth certain information regarding the beneficial ownership of common stock by (i) each person, other than directors and executive officers, known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group as of March 18, 2005.

Name of Beneficial Owner	Number of Shares Beneficially Owned(3)		Percent of Class(2)
Andrew Sims	605,166		5.8%
William Zaiser	206,830		2.0%
Kim Sims	605,166		5.8%
Christopher Sims	605,166		5.8%
J. Paul Carey	11,000	(3)	*
David J. Beatty	1,000	(3)	*
General Anthony C. Zinni (USMC Ret.)	1,000		*
Edward Stein	334,099	(4)	4.0%
Elpizo Limited Partnership (5)	732,254		7.0%
Harris William Investors, Inc.(6) 2 North LaSalle Street, Suite 400 Chicago, IL 60602	302,550		2.9%
All executive officers and directors as a group (8 persons)	2,369,427		22.5%

*	Represents less than 1% of the number of shares of common stock of the company.

(1)	Unless otherwise indicated, the named stockholders have sole voting power with respect to all shares shown as being beneficially owned by them. Assumes that all units of our operating partnership held by such person or group of persons are redeemed for common stock (regardless of when such units are redeemable) and includes restricted stock grants that vest on the first anniversary of our initial public offering.

(2)	Percentage of ownership is based on 6,704,000 shares of common stock issued and outstanding as of March 18, 2005. Percentage outstanding assumes that all 3,817,036 operating partnership units are redeemed for common stock.

(3)	Includes 1,000 shares of restricted stock granted under our 2004 Long Term Incentive Plan.

(4)	Represents 1,000 shares of restricted common stock and 333,099 units held by the Krichman Trusts of which Edward Stein is a Trustee.

(5)	Elpizo Limited Partnership is indirectly controlled by members of the Cheong Family, including Kee Cheok Cheong, Kee Fong Cheong, Kee Seong Cheong, Kee Lai Cheong and Kee Soon Cheong.

(6)	Derived from a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2004. The percentage outstanding reported in the Schedule 13G assuming not including the outstanding units which may be redeemed for common stock in December 2005 is 5.03%.

The following table provides information with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2004 Long Term Incentive Plan(1)	—	—	346,000

Equity compensation plans not approved by security holders:
None
Total	N/A	N/A	N/A

(1)	We granted 4,000 shares (1,000 each) of restricted stock to our independent directors on December 21, 2004. The shares will vest on December 21, 2005.

Item 13. Certain Relationships and Related Transactions

MHI Hotels Services, our management company, is owned and controlled by Andrew Sims, our chairman and chief executive officer, Kim Sims and Christopher Sims, two of our directors, William Zaiser, our executive vice president and chief financial officer, and Steve Smith, the Executive Vice President of MHI Hotels Services. Upon the completion of our initial public offering, the ownership interests held by MHI Hotels Services in the entities that controlled four of our initial hotels were contributed to our operating partnership. Two of our current directors, Kim and Christopher Sims, are currently officers and employees of MHI Hotels Services. Andrew, Kim and Christopher Sims and William Zaiser are also directors of MHI Hotels Services. Prior to the completion of our initial public offering, MHI Hotels Services owned, with certain affiliates, directly or indirectly, a 70.1% interest in the entity that owned the Holiday Inn Downtown Williamsburg and the Hilton Wilmington Riverside, a 50% interest in the entity that owned the Holiday Inn Brownstone, and an 80% interest in the entity that owned the Hilton Savannah DeSoto. These officers and directors received, directly and indirectly, units of interest in our operating partnership in connection with the acquisition of such entities. Edgar Sims, the father of Andrew, Kim and Christopher Sims, has a 100% interest in a holding company that held a 25% interest in the Best Western Maryland Inn. Jeanette Sims, the mother of Andrew, Kim and Christopher Sims, beneficially held a 30% interest in the entity that owned the Holiday

Inn Downtown Williamsburg and Hilton Wilmington Riverside hotels. In addition, we acquired two space leases for the common areas of the Shell Island Resort, a condominium resort property located in Wrightsville Beach, North Carolina from MHI Hotels Two, Inc., and MHI Hotels LLC, affiliates of MHI Hotels Services. We entered into an agreement with MHI Hotels Two, Inc. and MHI Hotels LLC for the assignment of such space leases to us for payments totaling $3.5 million. We also paid MHI Hotels Services a $2.0 million cash fee in connection with the restructuring and amendment of certain existing management agreements at the completion of our initial public offering.

The consideration received by each of our directors and officers and their affiliates and family members at the completion of the initial public offering in connection with their ownership interests in our initial properties is summarized in the following table:

Contributor	Operating Partnership Units(1)		Shares of Common Stock	Cash Payments	Value of Consideration
Andrew Sims	605,166	(2)	—	$1,408,834	$7,460,494
Kim Sims	605,166		—	1,408,833	7,760,493
Christopher Sims	605,166		—	1,408,833	7,460,493
William Zaiser	206,830		—	481,500	2,549,800
Edward Stein(3)	333,099		1,000	—	3,340,990
Jeannette Sims(4)	377,903		—	—	3,779,030
Edgar Sims, Jr. Irrevocable Trust(5)	75,581		—	150,000	905,810
Edgar Sims, Jr.(6)	—		—	500,000	500,000

Total	2,867,863		1,000	$5,340,000	$34,528,630

(1)	MHI Hotels Services received 1,806,826 units for contribution of its equity interests in Capitol Hotel Associates LP, LLP, Savannah Hotel Associates LLC and Brownestone Partners LLC.
(2)	The units reflect 1,427,392 units issued to MHI Hotels Services for its equity contributions in our initial properties which were equally allocated to Andrew, Kim and Christopher Sims. In addition, Andrew, Christopher and Kim Sims each received approximately 163,908 units for their 39% interest in Capitol Hotel Associates.
(3)	Director Edward Stein is the trustee of the Krichman Trusts which held a 20% interest in Savannah Hotel Associates, LLC, the entity that owned the Hilton Savannah DeSoto.
(4)	Jeannette Sims is the mother of Andrew, Kim and Christopher Sims. Jeannette Sims owns all of the outstanding stock of Wilmington Hotel Associates Corp., the entity that owned a 30% interest in Capitol Hotel Associates, LP, LLP which holds the Holiday Inn Downtown Williamsburg and the Hilton Wilmington Riverside.
(5)	Edgar Sims, Jr. Irrevocable Trust owned a 6% interest in Capitol Hotel Associates LP, LLP.
(6)	Edgar Sims is the father of Andrew, Kim and Christopher Sims. Edgar Sims has a beneficial ownership interest in the entities that owned the Maryland Inn.

With respect to all of our initial hotels, other than the Best Western Maryland Inn, we agreed to indemnify the contributors of our hotels for a certain amount of the tax liability they would incur if, during the 10-year period following the completion of the initial public offering, we (i) directly or indirectly sell, exchange or otherwise dispose of the properties contributed under such agreement in a taxable transaction before the tenth anniversary of the completion of the initial public offering or, in certain cases, (ii) fail to use commercially reasonable efforts to make available to these contributors and their permitted transferees and persons taxable on the income of a contributor or permitted transferee opportunities to guarantee specified amounts of liabilities of our operating partnership to defer such guarantors’ tax liabilities. The amount for which we will indemnify the contributors is based on a sliding scale percentage over the 10-year period. Specifically, we will indemnify the contributors for 100% of their tax liability during the first five years after contribution, 50% during the sixth year, 40% during the seventh year, 30% during the eighth year, 20% during the ninth year and 10% during the tenth year. Such indemnification obligations could result in aggregate payments of up to approximately $46.0 million. For example, in the case of a taxable disposition of one of the initial hotels within five years of its contribution, we would have to indemnify the contributors for 100% of the tax on the gain allocable to them under Section 704(c) of the Internal Revenue Code and for the tax on indemnification payments. While the tax indemnities do not contractually limit our ability to conduct our business in the way we desire, we are less likely to sell any of the contributed properties in a taxable transaction during the protected period because of the significant tax liability we would have to the contributors. Instead, we would either hold the property for the entire protected period, or at least the first five years, or seek to transfer the property in a tax-deferred like-kind exchange. The indemnification obligations terminate on the tenth anniversary of the contribution.

We also used a portion of the net proceeds from the initial public offering to repay $9.8 million of outstanding mortgage debt which was guaranteed by MHI Hotels LLC, Andrew Sims, Kim Sims and Christopher Sims.

Additionally, MHI Hotels Services is the hotel manager for our six initial hotels, and benefits from the payment of management fees by us pursuant to our management agreement. MHI Hotels Services receives a base management fee equal to a percentage of the hotel’s revenues (2.0% for the first year, 2.5% for the second year and 3.0% thereafter) and an incentive fee equal to 10% of the amount by which gross operating profit of the hotels on an aggregate basis for a given year exceeds gross operating profits for the same hotels, on an aggregate basis, for a prior year, subject to a maximum amount of 0.25% of the aggregate gross revenue of the hotels.

In connection with our space leases for the Shell Island Resort, we entered into sublease arrangements with MHI Hotels LLC and MHI Hotels Two, Inc., affiliates of our management company, MHI Hotels Services. Under the sublease arrangements, MHI Hotels LLC and MHI Hotels Two, Inc. will pay us a fixed annual rent of $640,000.

In addition to the foregoing relationships and related party transactions, one of our directors, Edward Stein, is the founding partner of Weinberg and Stein, a law firm in Norfolk, Virginia that has provided legal services to MHI Hotels Services during the last fiscal year and will continue to provide legal services during the current fiscal year. Edward Stein also serves as trustee of the Krichman Revocable and Charitable Trusts, which formerly had a 20% ownership interest in Savannah Hotel Associates LLC.

We have also entered into a strategic alliance agreement with MHI Hotels Services regarding lodging investment opportunities identified in the future during the term of the agreement. MHI Hotels Services has the right to nominate one person for election to our board of directors during the term of the agreement at our annual meeting of stockholders, subject to the approval of such nominee by our Nominating, Corporate Governance and Compensation Committee for so long as certain of our officers and directors, Andrew Sims, Kim Sims, and Christopher Sims, and their families and affiliates, hold, in the aggregate, not less than 1.5 million units or shares of our common stock.

Item 14. Principal Accountant Fees and Services

Consistent with the charter of Audit Committee, the Committee is responsible for engaging the Company’s independent auditors. Beginning with the year ended December 31, 2004, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Committee approves proposed services and fee estimates for these services.

The following is a summary of the fees billed to the Company by PKF Witt Mares PLC (formerly Witt, Mares & Company, PLC) or professional services rendered for the year ended December 31, 2004. The “Pre-IPO” period refers to the period prior to December 21, 2004, the date we completed our initial public offering.

	Pre-IPO	Post-IPO	Total
Audit Fees(1)	$154,202	$82,419	$236,621
Audit-Related Fees(2)	77,101	—	77,101
Tax Fees(3)	—	8,350	8,350
Other Fees	—	2,045	2,045

Total Fees	$231,303	92,814	324,117

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements that are normally provided by PKF Witt Mares PLC (formerly Witt, Mares & Company, PLC) in connection with statutory and regulatory filings and engagements, acquisitions and dispositions, comfort letters and SEC registration statements.
(2)	Professional fees associated with required audits of acquired properties in compliance with Rule 3-14 of Regulation S-X of the Securities Exchange Act.
(3)	Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

The Audit Committee or its Chairman pre-approve all services rendered by the Company’s independent public accountants. The Audit Committee has determined that the provision by PKF

Witt Mares PLC (formerly Witt, Mares & Company, PLC) of services described under “Audit-Related Fees,” “Tax Fees,” and “Other Fees” is compatible with maintaining PKF Witt Mares PLC (formerly Witt, Mares & Company, PLC’s) independence from management and the Company.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

See Item 8.

(b)	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibits
1.1*	Form of Underwriting Agreement by and among MHI Hospitality Corporation, MHI Hospitality, L.P. and BB&T Capital Markets and the Underwriters named therein.

3.1*	Articles of Amendment and Restatement of MHI Hospitality Corporation.

3.2*	Amended and Restated Bylaws of MHI Hospitality Corporation.

3.3*	Form of Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.

10.1*	MHI Hospitality Corporation 2004 Omnibus Stock Incentive Plan.

10.2*	Form of Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.

10.3*	Form of Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.

10.4*	Form of Strategic Alliance Agreement between MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services LLC.

10.5*	Form of Master Management Agreement with MHI Hotels Services LLC.

10.6*	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and MHI Hospitality, L.P.

10.7*	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and MHI Hospitality, L.P.

10.8*	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and MHI Hospitality, L.P.

10.9*	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and MHI Hospitality, L.P.

10.10*	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.

10.11*	Form of Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC.

10.12*	Form of Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.

10.13*	Form of Lease Agreement with MHI Hospitality TRS, LLC.

10.14*	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services LLC and MHI Hospitality, L.P.

10.15*	Form of Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.

21.1*	List of Subsidiaries of MHI Hospitality Corporation.

23.1	Consent of PKF Witt Mares PLC

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes Oxley Act of 2002.

*	Incorporated by reference to the identically numbered exhibit on the Registrant’s Registration Statement filed on Form S-11 (No. 333-118873).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

By:	/s/ Andrew M. Sims
Andrew M. Sims President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREW M. SIMS Andrew M. Sims	President, Chief Executive Officer and Chairman of the Board of Directors	March 28, 2005

/S/ WILLIAM J. ZAISER	Chief Financial Officer and Secretary	March 28, 2005
William J. Zaiser

	Director	March 28, 2005

General Anthony C. Zinni

/S/ KIM SIMS	Director	March 28, 2005
Kim Sims

/S/ CHRISTOPHER SIMS	Director	March 28, 2005
Christopher Sims

/S/ EDWARD STEIN	Director	March 28, 2005
Edward Stein

/S/ DAVID BEATTY	Director	March 28, 2005
David Beatty

/S/ J. PAUL CAREY	Director	March 28, 2005
J. Paul Carey