Form 10-Q
period 2005-03-31
MHI Hospitality CORP
filed 2005-05-13
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-32379

MHI HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-1531029
(State or Other Jurisdiction of corporation or Organization)	(I.R.S. Employer Identification No.)

814 Capitol Landing Road, Williamsburg, Virginia 23185

Telephone Number (757) 229-5648

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 12, 2005, there were 6,704,000 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1. Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	MHI Hospitality March 31, 2005 (unaudited)	MHI Hospitality December 31, 2004
ASSETS
Investment in hotel properties, net	$79,047,209	$78,418,173
Cash and cash equivalents	10,585,342	8,314,353
Restricted real estate tax escrows	916,167	637,627
Accounts receivable	1,798,381	1,161,159
Accounts receivable-affiliate	1,760,832	400,216
Prepaid expenses, inventory and other assets	2,288,648	1,602,633
Shell Island lease purchase, net	3,397,059	3,500,000
Deferred financing costs, net	183,265	198,083

TOTAL ASSETS	$99,976,903	$94,232,244

LIABILITIES & OWNERS’ EQUITY

Mortgage loans	$25,542,994	$25,753,188
Note payable related party	2,000,000	2,000,000
Accounts payable and accrued expenses	4,814,380	5,177,184
Dividends payable	1,139,680	—
Advance deposits	309,363	336,302
Due to affiliate	—	100,000

Total liabilities	33,806,417	33,366,674

Minority Interest in Operating Partnership	22,045,464	21,118,257

Commitments and contingencies (see Note 9)

OWNERS’ EQUITY
Preferred stock , par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock , par value $0.01, 49,000,000 shares authorized, 6,704,000 shares and 6,004,000 issued and outstanding at March 31, 2005 and December 31,2004	67,040	60,040
Additional paid in capital	47,760,348	42,221,495
Accumulated deficit	(3,702,365)	(2,534,222)

TOTAL OWNERS’ EQUITY	44,125,023	39,747,313

TOTAL LIABILITIES AND OWNERS’ EQUITY	$99,976,903	$94,232,244

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	MHI Hospitality Three Months Ended March 31, 2005	The Predecessor Three Months Ended March 31, 2004
Revenue
Rooms department	$7,655,583	$3,503,027
Food and beverage department	3,322,736	1,715,554
Other operating departments	504,528	199,562

Total revenue	11,482,847	5,418,143

EXPENSES
Hotel operating expenses
Rooms department	2,273,310	916,458
Food and beverage department	2,472,871	1,275,814
Other operating departments	156,853	98,840
Indirect	4,496,407	2,229,416

Total hotel operating expenses	9,399,441	4,520,528

Depreciation and amortization	952,104	414,053
Renovation expenses	241,503	15,410
Corporate general and administrative	507,875	—

Total operating expenses	11,100,923	4,949,991

OPERATING INCOME	381,924	468,152

Other income (expense)
Interest expense	(495,639)	(570,669)
Interest income	48,311	212
Other income - net	—	(7,187)

Income (loss) before minority interest in operating partnership and income taxes	(65,404)	(109,492)

Minority Interest in predecessor company	—	(104,990)
Minority interest in operating partnership	36,941	—
Income tax benefit	—	—

Net income (loss)	$(28,463)	$(214,482)

Loss per share	(0.00)	—

Weighted average number of shares outstanding	6,618,444	—

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	MHI Hospitality Three Months Ended March 31, 2005	The Predecessor Three Months Ended March 31, 2004
Cash Flows from Operating Activities:
Net Income (Loss)	$(28,463)	$(214,482)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	952,104	414,053
Equity in net (income) loss of partnership investments	—	4,814
Minority interest in operating partnership/predecessor	(36,941)	104,990
Changes in assets and liabilities:
Restricted cash	(278,540)	448,071
Accounts receivable	(637,222)	(203,732)
Inventory and prepaid expenses	(686,015)	(54,397)
Other assets	117,759	3,316
Accounts payable and accrued expenses	(362,803)	334,532
Advance deposits	(26,939)	145,669

Net cash provided by (used in ) operating activities	(987,060)	982,834

Cash flows from investing activities:
Improvements and additions to hotel properties	(1,581,140)	(190,790)

Net cash used in investing activities	(1,581,140)	(190,790)

Cash flows from financing activities:
Proceeds from sale of common stock	7,000,000	—
Payment of issuance costs related to sale of common stock	(490,000)	—
Payments to related party	(1,460,616)	—
Payment of loans and capital lease obligations	(210,195)	(91,660)

Net cash provided by (used in) financing activities	4,839,189	(91,660)

Net increase in cash and cash equivalents	2,270,989	700,384

Cash and cash equivalents at the beginning of the period	8,314,353	67,365

Cash and cash equivalents at the end of the period	$10,585,342	$767,749

Supplemental disclosures:
Cash paid during the period for interest	$522,698	$570,669

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2004	6,004,000	$60,040	$42,221,495	$(2,534,222)	$39,747,313
Sale of common shares in connection with overallotment of initial public offering	700,000	7,000	6,993,000	—	7,000,000
Underwriters fees related to overallotment			(490,000)	—	(490,000)
Adjustment to Minority Interest in operating partnership			(964,147)		(964,147)
Net Income (Loss)				(28,463)	(28,463)
Dividends declared				(1,139,680)	(1,139,680)

Balances at March 31, 2005	6,704,000	$67,040	$47,760,348	$(3,702,365)	$44,125,023

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service Upper Upscale and Midscale hotels located in primary and secondary markets in the mid-Atlantic and Southeastern regions of the United States. The Company operates under well-known national hotel brands such as Hilton and Holiday Inn. The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). The Company utilized part of its net proceeds to repay approximately $25.0 million of mortgage indebtedness secured by the initial properties and paid an additional $16.9 million in cash related to the acquisition of the properties. Accordingly, the Company had approximately $12.9 million available in cash immediately following its formation.

The IPO consisted of the sale of 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $55.8 million. On December 21, 2004 the Company issued 4,000 shares of common stock to its independent directors. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds from the IPO and the exercise of the underwriters’ over-allotment option were approximately $62.4 million.

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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 63.7% by the Company as of January 19, 2005, leases its hotels to subsidiaries of MHI Hospitality TRS Holding Corporation, MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages hotel management companies to operate the hotels under management contracts. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation beginning with its commencement of operations on December 21, 2004. Prior to December 21, 2004, this report includes the financial statements of MHI Hotels Services Group (“MHI HSG”), which is not a legal entity, but rather a combination of three hotels that were owned by various limited liability companies and a limited liability partnership that were controlled by affiliates of MHI Hotels Services, LLC (“MHI Hotels Services”) all of which were acquired by the Company concurrent with the completion of the IPO on December 21, 2004. MHI HSG is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of the predecessor for the periods prior to the Company’s commencement of operations. The predecessor statements of operations and cash flows for the three months ended March 31, 2004 include the operations of MHI HSG on a historical cost basis.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with Mutual of New York (MONY). MONY holds the mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto.

Fair Value of Financial Instruments – The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Due to their short maturities, these financial instruments are carried at amounts that reasonably approximate fair value.

Investment in Hotel Properties – Investments in hotel properties are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2005 were $227,937. Amortization expense for the period ended March 31, 2005 was $5,458.

Minority Interest in Operating Partnership – Certain hotel properties have been acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

Revenue Recognition – Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, rooftop leases and gift shop sales and rentals.

Deferred Financing Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the statements of operations.

Income Taxes – The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to MHI Hospitality TRS, LLC the Company’s wholly owned taxable REIT subsidiary. MHI Hospitality TRS, LLC which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings (Loss) Per Share – Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period plus other potentially dilutive securities. The outstanding Operating Partnership units (which may be converted to common shares) have been excluded from the diluted earnings (loss) per share calculation as there would be no effect on reported diluted earnings (loss) per share. For the period ended March 31, 2005, basic and diluted earnings (loss) per share were $(.00). The weighted average number of common shares outstanding used in the calculations was 6,618,444.

Stock-based Compensation – The Company does not provide stock-based employee compensation.

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net loss.

Segment Information – Statement of Financial Accounting Standards No 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires public entities to report certain information about operating segments. Based on the guidance provided in SFAS 131, the Company has determined that its business is conducted in one reportable segment, hotel ownership.

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications – Certain reclassifications have been made to the predecessor financial statements to conform to the Company’s presentation.

3. Acquisition of Hotel Properties

There were no new acquisitions in the quarter ended March 31, 2005.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	MHI Hospitality Corporation March 31, 2005 (unaudited)	MHI Hospitality Corporation December 31, 2004
Land and land improvements	$5,689	$5,689
Buildings and leasehold improvements	73,983	73,641
Furniture, fixtures and equipment	15,603	14,485

	95,275	93,815
Less: accumulated depreciation	(16,228)	(15,397)

	$79,047	$78,418

5. Mortgage Loans

The Company assumed existing mortgage debt with The Mutual of New York Life Insurance Company (“MONY”) that was in place on two of the initial properties.

On September 25, 1998 Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the Savannah DeSoto Hilton hotel and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest. Interest is based on a fixed rate of 7.49%. The outstanding balance due on the loan as of December 31, 2004 was $10,631,774. The balance as of March 31, 2005 was $10,520,843.

On February 12, 1998 Capitol Hotel Associates, LP, LLP obtained a mortgage loan in the amount of $13.0 million to refinance the mortgage at the Wilmington Riverside Hilton hotel. On October 19, 1999 Capitol Hotel Associates, LP, LLP obtained a promissory note in the amount of $4.25 million upon completion of construction of renovations. The debt was consolidated into one instrument and is secured by the Wilmington Riverside Hilton hotel and its maturity date is September, 19, 2019. Loan principal and interest payments are due monthly, with fixed principal payments and interest payments amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 8.22%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of December 31, 2004 was $15,053,575. The balance as of March 31, 2005 was $14,922,058.

On December 31, 2004 the Company established a Line of Credit with Branch Banking & Trust Company (BB&T) in the amount of $23,000,000. It bears a variable rate of LIBOR Rate plus two and one half percent (2.50%). The LIBOR Rate on March 31, 2005 was 2.89. The primary collateral for the credit facility is a first mortgage on the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets of those properties including but limited to equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

Under the terms of the BB&T line of credit, we must satisfy certain financial and non-financial covenants. As of March 31, 2005 the Company was in compliance with all of the required covenants. Failure to satisfy these conditions and covenants would create a default under this credit facility, and the lender could require the Company to repay all outstanding indebtedness under the facility. The line had a balance of zero ($0.00) as of March 31, 2005. The Company intends to use the Line of Credit for capital acquisitions as deemed appropriate by the Directors of the Company.

6. Capital Stock

Common Shares – The Company is authorized to issue up to 49,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

On December 21, 2004, the Company completed its IPO and sold 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $55.8 million. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds generated from the IPO and the underwriters’ over-allotment was approximately $62.3 million. Also, on December 31, 2004 the Company issued 4,000 shares of common stock to its independent directors. As of March 31, 2005, the Company had 6,704,000 shares of common stock outstanding.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2005, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of March 31, 2005, the total number of Operating Partnership units outstanding was 3,817,036.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

7. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At March 31, 2005 the Company was due $1,760,832 from MHI Hotels Services, LLC.

Note Payable Related Party – At March 31, 2005 the Company was indebted on two long term notes payable in the aggregate amount of $2,000,000 to MHI Hotels Services.

Strategic Alliance Agreement - On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services which provides in part for the referral of acquisition opportunities to us and the management of our hotels by MHI Hotels Services.

Management Agreements – All of the six hotels that the Company owned at March 31, 2005 operate under a master management agreement with MHI Hotels Services. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the hotels is 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

For the period ended March 31, 2005, the Company paid MHI Hotels Services approximately $0.227 million in management fees.

8. Income Taxes

The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income (excluding net capital gains) to its stockholders. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to MHI Hospitality TRS Holding Inc., the Company’s wholly owned taxable REIT subsidiary. MHI Hospitality TRS, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. Since both the Company and MHI Hospitality TRS sustained losses in the eleven day period of operation, no tax liability exists, unless the Company were to lose REIT status. If that occurred the Company would be subject to regular corporate income tax rates at the state and federal level.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

For the period ended March 31, 2005, there was no material change in our tax position. No income or income benefit was recognized in the period. The balance sheet continues to reflect the temporary differences that were accrued as of December 31, 2004.

The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax assets and liabilities as of March 31, 2005 are as follows (in thousands):

March 31, 2005 (unaudited)
Deferred tax assets:
Start-up costs	$150
Net operating loss	884

$1,034

Deferred tax liability:
Investment in hotel properties	$24

Total benefit	$1,010

Valuation allowance	$810

Net deferred tax asset	$200

The Company has reserved $810,000 of its deferred tax asset due to the limited operation history of MHI Hospitality Corporation. The Company believes that MHI TRS will generate sufficient taxable income to realize in full this deferred tax asset.

The entities comprising MHI Hotels Services Group operated as limited liability companies or limited liability partnerships and, as a result, were not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

9. Commitments and Contingencies

Ground and Building Leases-The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expires October 31, 2006. There is a renewal option for up to three five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the quarter ended March 31, 2005 was $9,387.

The Company leases, as Landlord, the premises being the entire fourteenth floor to The Chatham Club, Inc. under a ninety-nine year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease.

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for this operating lease is $76,104 annually, and is expected to remain the same in 2005. For the period ended March 31, 2005, the rent expense was $19,026.

Management Agreement – All of the six hotels that the Company owned at March 31, 2005 operate under a master management agreement with MHI Hotels Services (see Note 7).

Franchise Agreements – As of March 31, 2005, all of the Company’s six hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

Restricted Cash Reserves – The Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required to establish a property improvement fund for each of these two hotels to cover the cost of replacement and renewals at the properties. Contributions to the property improvement fund are based on a percentage of gross revenues or receipts at each hotel equating to 5%.

Litigation – The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

10. Subsequent Events

On April 11, 2005, the Company paid the dividend for the first quarter of 2005 to those stockholders (unit holders) of record on March 15, 2005. The dividend was $0.17 per share (unit).

On April 18, 2005, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unit holders of record as of June 15, 2005. The dividend is to be paid July 11, 2005.

The Company is actively pursuing additional new hotel acquisitions, which fit our business model. Although there are several potential targets, none are under contract at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For our first full fiscal quarter of operations following our December 21, 2004 public offering, the operating results for our six initial properties exceeded results for the comparable period in 2004. Our first quarter results showed strong RevPar and ADR growth and steady occupancy. Renovation work on our Philadelphia, Laurel and Williamsburg properties continues to be on pace for completion in the fall of 2005 and opportunities for additional acquisitions are being examined.

Overview

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

We completed our initial public offering in December 2004 and sold 6,000,000 shares of common stock, resulting in net proceeds (after deducting underwriting discounts and offering expenses) of approximately $55.8 million. In conjunction with the initial public offering, we sold an additional 700,000 shares of common stock as a result of the exercise of the underwriters’ over-allotment option in January 2005, resulting in additional proceeds of approximately $6.5 million. In addition, we entered into a $23.0 million Line of Credit with BB&T that will be used to facilitate acquisitions of new hotel properties and other cash flow needs of the Company as deemed appropriate by the Directors of the Company. See “Liquidity and Capital Resources.”

To qualify as a REIT, we cannot operate hotels. Therefore, our operating partnership leases our hotel properties to MHI Hospitality TRS, LLC, our TRS Lessee. Our TRS Lessee has engaged MHI Hotels Services to manage our hotels. Our TRS Lessee, and its parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

Our hotel portfolio consists of six full-service, upper upscale and midscale hotels. We own a 100% interest in all of our initial hotels. We also have leasehold interest in a resort condominium facility. In accordance with generally accepted accounting principles, the majority interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and minority interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties are recorded at historical cost basis. Minority interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value.

Results of Operations

In the hotel industry, most categories of operating costs, with the exception of franchise, management, and credit card fees and the costs of the food, beverage served, do not vary directly with revenues. This aspect of our operating costs creates operating leverage, whereby changes in sales volume disproportionately impact operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food, beverage and telephone. There are three key performance indicators used in the hotel industry to measure room revenues:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average daily rate or ADR, which is total room revenue divided by the number of rooms sold; and

•	Revenue per available room or RevPar, which is the room revenue divided by the total number of available rooms.

Included in the following table are the key hotel operating statistics for our six initial hotel properties for the quarter ended March 31, 2005 and for the comparable period in 2004. For the quarter ended March 31, 2004, one of the hotel properties, the Best Western Maryland Inn, Laurel, MD, was not under the management of MHI Hotels Services, our current management company.

	MHI Hospitality Corporation	Initial Portfolio
	For the Quarter Ended
	March 31, 2005	March 31, 2004	Variance	% Change
ADR	$92.19	$85.15	$7.04	8.3%
RevPAR	$61.59	$55.0	$6.59	12.0%
Occupancy%	66.8%	64.6%	2.2%	3.4%

MHI Hospitality Corporation — Comparison period ended March 31, 2005 to MHI Hotels Services Group period ended March 31, 2004.

	MHI Hospitality Corporation	MHI Hotels Services Group
	For the Quarter Ended
	March 31, 2005	March 31, 2004	Variance	% Change
ADR	$92.19	$97.66	$(5.47)	(5.6)%
RevPAR	$61.59	$58.56	$3.03	5.2%
Occupancy%	66.8%	60.0%	6.9%	11.4%
Room Revenue	$7,655,583	$3,503,027	$4,152,556	118.5%
Food and Beverage Revenue	$3,322,736	$1,715,554	$1,607,182	93.7%
Total Operating Revenue	$11,482,847	$5,418,143	$6,064,704	111.9%
Total Operating Expenses	$11,100,923	$4,934,581	$6,166,342	125.0%
Depreciation and Amortization	$952,104	$414,053	$538,051	130.0%
Net Operating Income	$381,924	$483,562	$(101,638)	(21.0)%
Interest Expense	$495,639	$570,669	$(75,030)	(13.1)%
Net Loss	$(28,463)	$(214,482)	$186,019	86.7%

The data above relates to the results of operations for MHI Hospitality Corporation’s six initial hotel properties for the period ended March 31, 2005 and for the period ended March 31, 2004, for our accounting predecessor, MHI Hotel Services Group. The accounting predecessor consisted of three of our initial hotels.

Our results of operations for the first quarter of 2005 exceeded the performance of our accounting predecessor for the comparable period of 2004, with the exception of net operating income, which declined slightly due to depreciation and capital expenditures, and ADR, which decreased approximately 5.6% due to the inclusion of three additional hotels to our predecessor group. The three additional hotels had lower ADRs than that achieved by the predecessor group in 2004.

MHI Hospitality Corporation — Three months ended March 31, 2005.

Revenue: Total revenue for the three months ended March 31, 2005 was $11.5 million, which includes room revenue of $7.7 million, food and beverage revenue of $3.3 million and other revenue of $0.5 million. ADR, RevPAR and average occupancy for the three months ended March 31, 2005 were $92.19, $61.59, and 66.8% respectively.

Hotel Operating Expenses: Hotel operating expenses, excluding depreciation and amortization and expensed capital items, was $9.4 million. Direct hotel expenses included room expense of $2.3 million, food and beverage expense of $2.5 million, other departmental and indirect expenses of $4.7 million. Indirect expenses include real and personal property taxes as well as administrative and general expenses, sales and marketing, repairs and maintenance, and energy expenses.

Depreciation and amortization: Depreciation and amortization expense for the three months ended March 31, 2005 was $1.0 million.

Interest Expense: Interest expense for the three months period ending March 31, 2005 was $0.5 million.

Net operating income: Net operating income for the three months ended March 31, 2005 was $0.4 million.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED FFO RECONCILIATION

The following table reconciles net loss to FFO for the quarter ended March 31, 2005

	MHI Hospitality Quarter ended March 31, 2005	The Predecessor Quarter ended March 31, 2004
Net income (loss)	$(28,463)	$(214,482)
Add minority interest	(36,941)	104,990
Add depreciation and amortization	952,104	414,053

FFO	$886,700	$304,561

Shares outstanding	6,704,000
Units outstanding	3,817,036

Total shares and units	10,521,036

FFO per share and unit	$0.08

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

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents of approximately $10.6 million which amount includes proceeds from our initial public offering and replacement reserve accounts. We intend to use the remaining proceeds from the initial public offering and the underwriters’ exercise of their over-allotment option to invest in additional hotel properties as suitable opportunities arise and to renovate three of our existing hotel properties.

Sources and Uses of Cash. Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the next 12 months, we expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors, or as part of our upbranding strategy for the Best Western Maryland Inn. The capital reserve accounts are escrowed funds deposited monthly (5% of gross sales), and reserved for capital projects. The Hilton Savannah DeSoto and Hilton Wilmington Riverside have these reserve accounts. Our intent for the capital reserve accounts at other hotels is to maintain an overall blended rate of 4% of gross revenue.

In addition to our ongoing, recurring capital expenditures for our existing hotels, we are renovating three of our initial hotels. We intend to use approximately $7.9 million of the proceeds of the offering during fiscal 2005 to fund renovations and capital improvements at these hotels.

In addition to recurring capital expenditures, renovations and debt service as uses of cash and requirements for short-term liquidity, we are required to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain. We declared a dividend of $0.17 per share paid on April 11, 2005, which we funded out of working capital. On April 18, 2005, we declared a dividend payable on July 11, 2005, which will also be paid from working capital.

We expect to fund our short-term liquidity requirements, including working capital, through a combination of cash flows from operating activities and borrowings under a $23.0 million secured revolving line of credit that we entered into following the closing of our initial public offering.

Debt service requirements on our borrowings will reduce our cash flows. The initial public offering and the related repayment of indebtedness on certain of our initial properties, the restructuring of management agreements and our execution of a new management agreement with lower management fees will reduce historical debt service and management fee payments and, consequently, improve cash flow and liquidity. The new management fees positively impacted cash flow by approximately $117,000 for the first quarter of 2005.

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

We are currently engaged in negotiations for an acquisition which, if consummated, would require approximately $7.5 million in cash. The company would finance the balance of the transaction with debt.

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

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but arc not limited to adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operating activities and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the related hotel property’s estimated fair market value is recorded and an impairment loss is recognized.

There were no charges for impairment recorded for the quarter ended March 31, 2005.

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

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects, include, but are not limited to:

•	United States economic conditions generally and the real estate market specifically;

•	management and performance of our hotels;

•	our plans for renovation of our hotels;

•	our financing plans;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts; and

•	our competition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2005, we have approximately $27.5 million of fixed-rate debt and no variable rate debt. The weighted average interest rate on the fixed-rate debt was 7.79%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.

We currently have no interest rate hedge contracts.

Item 4. Controls and Procedures

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

PART II

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

We intend to use the remaining net proceeds to acquire additional hotel properties and for general corporate purposes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: May 13, 2005	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board