Form 10-Q
period 2005-06-30
MHI Hospitality CORP
filed 2005-08-11
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Telephone Number (757) 229-5648

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of August 10, 2005, there were 6,704,000 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1. Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	MHI Hospitality June 30, 2005 (unaudited)	MHI Hospitality December 31, 2004
ASSETS
Investment in hotel properties, net	$80,160,916	$78,418,173
Cash and cash equivalents	7,900,256	8,314,353
Restricted cash	1,063,085	637,627
Accounts receivable	2,267,990	1,161,159
Accounts receivable-affiliate	42,751	400,216
Prepaid expenses, inventory and other assets	2,573,419	1,602,633
Shell Island lease purchase, net	3,294,118	3,500,000
Deferred financing costs, net	213,860	198,083

TOTAL ASSETS	$97,516,395	$94,232,244

LIABILITIES
Mortgage loans	$25,195,851	$25,753,188
Note payable related party	—	2,000,000
Accounts payable and accrued expenses	4,100,131	5,177,184
Dividends and distributions payable	1,790,248	—
Advance deposits	487,325	336,302
Due to affiliate	—	100,000

TOTAL LIABILITIES	31,573,555	33,366,674

Minority Interest in Operating Partnership	21,568,430	21,118,257

Commitments and contingencies (see Note 9)

OWNERS’ EQUITY
Preferred stock , par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock , par value $0.01, 49,000,000 shares authorized, 6,704,000 shares and 6,004,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	67,040	60,040
Additional paid in capital	47,760,348	42,221,495
Accumulated deficit	(3,452,978)	(2,534,222)

TOTAL OWNERS’ EQUITY	44,374,410	39,747,313

TOTAL LIABILITIES AND OWNERS’ EQUITY	$97,516,395	$94,232,244

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	MHI Hospitality Three months ended June 30, 2005	The Predecessor Three months ended June 30, 2004	MHI Hospitality Six months ended June 30, 2005	The Predecessor Six months ended June 30, 2004
REVENUE
Rooms department	$10,139,511	$5,234,076	$17,795,094	$8,737,103
Food and beverage department	4,476,951	2,380,565	7,799,687	4,096,119
Other operating departments	626,526	243,984	1,131,054	443,546

Total revenue	15,242,988	7,858,625	26,725,835	13,276,768

EXPENSES
Hotel operating expenses
Rooms department	2,609,564	1,210,032	4,882,874	2,126,490
Food and beverage department	2,912,452	1,651,496	5,385,323	2,927,310
Other operating departments	190,853	121,541	347,706	220,381
Indirect	4,960,523	2,629,673	9,456,930	4,859,089

Total hotel operating expenses	10,673,392	5,612,742	20,072,833	10,133,270

Depreciation and amortization	999,802	608,573	1,951,906	1,022,626
Renovation expenses	363,336	—	604,839	15,410
Corporate general and administrative	457,292	—	965,168	—

Total operating expenses	12,493,822	6,221,315	23,594,746	11,171,306

OPERATING INCOME	2,749,166	1,637,310	3,131,089	2,105,462

Other income (expense)
Interest expense	(539,971)	(573,158)	(1,035,610)	(1,143,827)
Interest income	53,347	218	101,658	430
Other income - net	—	(810)	—	(7,997)

Income before minority interest in operating partnership and income taxes	2,262,542	1,063,560	2,197,137	954,068

Minority Interest in predecessor company	—	(233,968)	—	(338,958)
Minority interest in operating partnership	(820,759)	—	(783,818)	—
Provision for income tax	(52,715)	—	(52,715)	—

NET INCOME	$1,389,067	$829,592	$1,360,604	$615,110

Income per share	$0.21	$—	$0.21	$—

Weighted average number of shares outstanding	6,704,000	—	6,630,519	—

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	MHI Hospitality Six months ended June 30, 2005	The Predecessor Six months Ended June 30, 2004
Cash Flows from Operating Activities:
Net Income	$1,360,604	$615,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,951,906	1,022,626
Amortization of deferred financing costs	38,788	338,958
Equity in net (income) loss of partnership investments	—	7,997
Minority interest in operating partnership/predecessor	783,818	338,958
Changes in assets and liabilities:
Restricted cash	(425,458)	(262,239)
Accounts receivable	(1,106,831)	(346,605)
Inventory, prepaid expenses and other assets	(982,036)	(91,906)
Accounts payable and accrued expenses	(1,077,052)	624,371
Advance deposits	151,023	83,773
Due from affiliates	257,465	—

Net cash provided by operating activities	952,227	2,331,043

Cash flows from investing activities:
Improvements and additions to hotel properties	(3,477,517)	(615,703)

Net cash used in investing activities	(3,477,517)	(615,703)

Cash flows from financing activities:
Proceeds from sale of common stock	7,000,000	—
Payment of issuance costs related to sale of common stock	(490,000)	—
Dividends and distributions paid	(1,786,905)	—
Payments on related party note	(2,000,000)	(1,443,540)
Proceeds from borrowing and capital leases	—	650,000
Payment of deferred financing costs	(54,565)	—

Payment of loans and capital lease obligations	(557,337)	(539,621)

Net cash provided by (used in) financing activities	2,111,193	(1,333,161)

Net increase (decrease) in cash and cash equivalents	(414,097)	382,179
Cash and cash equivalents at the beginning of the period	8,314,353	67,365

Cash at the end of the period	$7,900,256	$449,544

Supplemental disclosures:
Cash paid during the period for interest	$1,000,143	$1,143,827

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2004	6,004,000	$60,040	$42,221,495	$(2,534,222)	$39,747,313

Sale of common shares in connection with over-allotment of initial public offering	700,000	7,000	6,993,000	—	7,000,000
Underwriters fees, offering expense sand issuance costs related to over-allotment			(490,000)	—	(490,000)
Adjustment to Minority Interest in operating partnership			(964,147)		(964,147)
Net Income				1,360,604	1,360,604
Dividends declared				(2,279,360)	(2,279,360)

Balances at June 30, 2005	6,704,000	$67,040	$47,760,348	$(3,452,978)	$44,374,410

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service Upper Upscale and Midscale hotels located in primary and secondary markets in the mid-Atlantic and Southeastern regions of the United States. Our hotels operate under well-known national hotel brands such as Hilton and Holiday Inn. The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). The Company utilized part of its net proceeds to repay approximately $25.0 million of mortgage indebtedness secured by the initial properties and paid an additional $16.9 million in cash related to the acquisition of the properties. Accordingly, the Company had approximately $12.9 million available in cash immediately following its formation.

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

The Company contributed all of the net proceeds from the IPO and the exercise of the underwriters’ over-allotment option to MHI Hospitality, L.P., a Delaware limited partnership (the “Operating Partnership”), in exchange for an approximate 63.7% general and limited partnership interest in the Operating Partnership as of January 19, 2005. The Operating Partnership used approximately $42.1 million of the net proceeds from the Company, along with 3,817,036 units of limited partner interest, to acquire all of the equity interests in the entities that own or lease the initial properties.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 63.7% by the Company as of January 19, 2005, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months and six months ended June 30, 2005. For the three months and six months ended June 30, 2004, this report includes the financial statements of MHI Hotels Services Group (“MHI HSG”), which is not a legal entity, but rather a combination of three hotels that were owned by various limited liability companies and a limited liability partnership that were controlled by affiliates of MHI Hotels Services, LLC (“MHI Hotels Services”) all of which were acquired by the Company concurrent with the completion of the IPO on December 21, 2004. MHI HSG is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of the predecessor for the periods prior to the Company’s commencement of operations. The predecessor statements of operations and cash flows for the six months ended June 30, 2004 include the operations of MHI HSG on a historical cost basis.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with MMA Realty Capital, Inc. (MMA) (formerly the Mutual of New York Life Insurance Company). MMA holds the mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto.

Fair Value of Financial Instruments – The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and mortgage loans. Due to their short maturities, or in the case of mortgage loans, interest rates in line with current interest rates, these financial instruments are carried at amounts that reasonably approximate fair value.

Investment in Hotel Properties – Investments in hotel properties are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project which constitute additions or improvements which extend the life of the property are capitalized.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2005 were $222,145. Amortization expense for the three months and six months ended June 30, 2005 was $5,625 and $11,250, respectively.

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

Income Taxes – The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to MHI Hospitality TRS, LLC the Company’s wholly owned taxable REIT subsidiary. MHI Hospitality TRS, LLC, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes.

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

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

Earnings Per Share – Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income available to common stockholders by the weighted average common shares outstanding during the period plus other potentially dilutive securities. The outstanding Operating Partnership units (which may be converted to common shares) have been excluded from the diluted earnings per share calculation as there would be no effect on reported diluted earnings per share. For the six months ended June 30, 2005, basic and diluted earnings per share were $0.21. The weighted average number of common shares outstanding used in the calculations was 6,630,519.

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

3. Acquisition of Hotel Properties

There were no new acquisitions in the six months ended June 30, 2005.

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	MHI Hospitality Corporation June 30, 2005 (unaudited)	MHI Hospitality Corporation Dec 31, 2004
Land and land improvements	$5,720	$5,689
Buildings and improvements	74,304	73,641
Furniture, fixtures and equipment	17,268	14,485

	97,292	93,815

Less: accumulated depreciation	(17,131)	(15,397)

	$80,161	$78,418

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

5. Debt

Line of Credit - On December 31, 2004 the Company established a Line of Credit with Branch Banking & Trust Company (BB&T) in the amount of $23,000,000. It bears a variable rate of LIBOR plus two and one half percent (2.50%). On June 30, 2005, LIBOR was 3.30%. The primary collateral for the credit facility is a first mortgage on the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. As of June 30, 2005 the Company was in compliance with all of the required covenants. Failure to satisfy these conditions and covenants would create a default under this credit facility, and the lender could require the Company to repay all outstanding indebtedness under the facility. The line had a balance of zero ($0.00) as of June 30, 2005. The Company intends to use the Line of Credit for working capital and capital acquisitions as deemed appropriate by the Directors of the Company.

Mortgage Loans - The Company assumed existing mortgage debt with MMA Realty Capital, Inc. (formerly the Mutual of New York Life Insurance Company) that was in place on two of the initial properties.

On September 25, 1998 Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the Savannah DeSoto Hilton hotel and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 7.49%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of June 30, 2005 and December 31, 2004 was $10,408,031 and $10,631,774, respectively.

On February 12, 1998 Capitol Hotel Associates, LP, LLP obtained a mortgage loan in the amount of $13.0 million to refinance the mortgage at the Wilmington Riverside Hilton hotel. On October 19, 1999 Capitol Hotel Associates, LP, LLP obtained a promissory note in the amount of $4.25 million upon completion of construction of renovations. The debt was consolidated into one instrument and is secured by the Wilmington Riverside Hilton hotel and its maturity date is March 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments and interest payments amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 8.22%. Capitol Hotel Associates, LP, LLP recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of June 30, 2005 and December 31, 2004 was $14,787,820 and $15,053,575, respectively.

Total debt maturities as of June 30, 2005 were as follows ($000s):

2005	$509
2006	1,080
2007	1,168
2008	22,439

Total	$25,196

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

On December 21, 2004, the Company completed its IPO and sold 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds generated from the IPO and the underwriters’ over-allotment was approximately $61.3 million. Also, on December 31, 2004 the Company issued 4,000 shares of common stock to its independent directors. As of June 30, 2005, the Company had 6,704,000 shares of common stock outstanding.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of June 30, 2005, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of June 30, 2005, the total number of Operating Partnership units outstanding was 3,817,036.

7. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At June 30, 2005 the Company was due $42,751 from MHI Hotels Services.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

Note Payable Related Party –On May 11, 2005, the Company repaid its indebtedness of $2,000,000 to MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the six months ended June 30, 2005, the Company earned $320,000 in leasehold revenue.

Sublease of Office Space – The Company subleases office space in Greenbelt, MD from MHI Hotels Services. For the six months ended June 30, 2005, rent expense related to the sublease totalled $11,930.

Strategic Alliance Agreement - On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of our hotels by MHI Hotels Services.

Management Agreements – All of the six hotels that the Company owned at June 30, 2005 operate under a master management agreement with MHI Hotels Services. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the hotels is 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation. Due to the uncertainty related to the calculation of the incentive management fees, the Company has not accrued any related expense related to these fees as of June 30, 2005.

For the three months and six months ended June 30, 2005, the Company paid MHI Hotels Services approximately $0.227 million and $0.527 million, respectively, in management fees.

8. Income Taxes

The components of the provision for income tax for the six months ended June 30, 2005 are as follows (in thousands):

Six Months Ended June 30, 2005 (unaudited)
Current:
Federal	$—
State	51

51

Deferred:
Federal	55
State	(53)

2

$53

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

Six Months Ended June 30, 2005 (unaudited)
Statutory federal income tax expense	$747
Effect of non-taxable REIT income	(696)
State income tax benefit	2

$53

As of June 30, 2005, the Company had a net deferred tax asset of $0.15 million, primarily due to past year’s net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

The entities comprising MHI Hotels Services Group operated as limited liability companies or limited liability partnerships and, as a result, were not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

9. Commitments and Contingencies

Ground and Building Leases - The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expires October 31, 2006. There is a renewal option for up to three five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the three months and six months ended June 30, 2005 was $9,387 and $18,774, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for this operating lease is $76,104 annually, and is expected to remain the same in 2005. For the three months and six months ended June 30, 2005, rent expense was $19,026 and $38,052, respectively.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for the three months and six months ended June 30, 2005 is $42,764 and $84,528, respectively.

Management Agreement – All of the six hotels that the Company owned at June 30, 2005 operate under a ten-year master management agreement with MHI Hotels Services which expires on December 31, 2014 (see Note 7).

Franchise Agreements – As of June 30, 2005, all of the Company’s six hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

Restricted Cash Reserves – The Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required to establish a property improvement fund for each of these two hotels to cover the cost of replacing capital assets at the properties. Contributions to the property improvement fund are based on a percentage of gross revenues or receipts at each hotel equating to 5%.

Litigation – The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

10. Subsequent Events

On July 11, 2005, the Company paid the dividend for the second quarter of 2005 to those stockholders (unit holders) of record on June 15, 2005. The dividend was $0.17 per share (unit).

On July 11, 2005, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unit holders of record as of September 15, 2005. The dividend is to be paid October 11, 2005.

On July 22, 2005, the Company closed on the purchase of the Hilton Jacksonville Riverfront. The purchase price of $22.0 million was funded in part by an $18.0 million five-year mortgage loan from an affiliate of the seller as well as the issuance of additional units in the operating partnership to a related party in consideration of its contribution of certain tangible assets and contractual rights. The loan, which is secured by a lien against all the assets, rents and profits of the hotel as well as the real property, bears interest at the rate of 8.0% payable monthly during the term and matures in July 2010. Pre-payment penalties apply toward any principal of the loan repaid before the fifth year of the term. The remaining portion of the purchase price was paid in cash utilizing proceeds from the company’s initial public offering. The Company also placed $3.0 million in a restricted reserve account for use in renovating and improving the facilities of the 292-room hotel, which has approximately 12,000 square feet of meeting space, an outdoor swimming pool and fitness center.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the second quarter of 2005, the operating results for our six hotels exceeded the results for the same properties for the comparable period in 2004. Room revenue was up 7.9%; food and beverage, up 18.0%; the Average Daily Rate (“ADR”), up 11.7%; and Revenue per Available Room (“RevPAR”), up 7.9%. For the first six months of 2005, our operating results for the six initial hotels also reflected significant improvement over the comparable period in 2004 with room revenue up 9.0%; food and beverage, up 7.3%; ADR, up 10.1%; and RevPAR, up 9.7%. Renovation work in Laurel and Philadelphia – and the necessity to temporarily remove rooms from inventory – has offset occupancy gains elsewhere. Our occupancy has remained flat at 71.4% compared to prior year occupancy of 71.6%. The renovation on our Philadelphia, Laurel, and Williamsburg properties continue with completion expected in fall 2005.

Overview

We are a Maryland corporation that was formed in August 2004 to pursue current and future opportunities in the full-service, upper upscale, upscale and midscale segments of the hotel industry. We are self-advised and own our hotels and conduct our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our Operating Partnership and we own an approximate 63.7% interest in our Operating Partnership, with the remaining interest being held by the contributors of our initial properties as limited partners. We also intend to elect to be treated as a REIT for federal income tax purposes.

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

Our hotel portfolio currently consists of seven full-service, upper upscale and midscale hotels. The seventh hotel, the Hilton Jacksonville Riverfront, was acquired on July 22, 2005. We own a 100% interest in all of our initial hotels. We also have a leasehold interest in a resort condominium facility. In accordance with generally accepted accounting principles, the majority interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and minority interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties are recorded at historical cost basis. Minority interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value.

Results of Operations

MHI Hospitality Corporation – Three months ended June 30, 2005

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

Revenue – Total revenue for the three months ended June 30, 2005 was $15.2 million, which includes room revenue of $10.1 million, food and beverage revenue of $4.5 million and other revenue of $0.6 million. ADR, RevPAR and average occupancy for the three months ended June 30, 2005 were $106.21, $80.68, and 76.0%, respectively.

Included in the following table are the key hotel operating statistics for our six initial hotel properties for the three months ended June 30, 2005 and for the comparable period in 2004. For the three months ended June 30, 2004, all but one of the hotel properties, the Best Western Maryland Inn, Laurel, MD, was under the management of MHI Hotels Services, our current management company.

	MHI Hospitality Corporation	Initial Portfolio	Variance	% Change
	For the Three Months Ended
	June 30, 2005	June 30, 2004
ADR	$106.21	$95.11	$11.10	11.7%
Occupancy	76.0%	78.6%	(2.6)%	(3.3)%
RevPAR	$80.68	$74.75	$5.93	7.9%

We continue to benefit from an industry rebound as well as limited growth in supply of new hotels. This, combined with an improved mix of customers, has allowed us to increase our average rate significantly. The slight decline in occupancy is attributed to rooms taken out of inventory in both Laurel and Philadelphia during renovation. We are working diligently to minimize the disruption while adhering to a schedule that calls for completion by fall 2005.

The following table relates to the key hotel operating statistics and results of operations for MHI Hospitality Corporation’s six initial hotel properties for the three months ended June 30, 2005 and for the three months ended June 30, 2004, for our accounting predecessor, MHI Hotel Services Group. The accounting predecessor consisted of three of our initial hotels.

	MHI Hospitality Corporation	MHI Hotels Services Group	Variance	% Change
	For the Three Months Ended
	June 30, 2005	June 30, 2004
ADR	$106.21	$112.49	$(6.28)	(5.6)%
Occupancy	76.0%	77.9%	(1.9)%	(2.4)%
RevPAR	$80.68	$87.62	$(6.94)	(7.9)%
Room Revenue	$10,139,511	$5,234,076	$4,905,435	93.7%
Food and Beverage Revenue	$4,476,951	$2,380,565	$2,096,386	88.1%
Total Operating Revenue	$15,242,988	$7,858,625	$7,384,363	94.0%
Total Operating Expenses	$12,493,822	$6,221,315	$6,272,507	100.8%
Depreciation and Amortization	$999,802	$608,573	$391,229	64.3%
Net Operating Income	$2,749,166	$1,637,310	$1,111,856	67.9%
Interest Expense	$539,971	$573,158	$(33,187)	(5.8)%
Net Income	$1,389,067	$829,592	$559,475	67.4%

Our results of operations for the second quarter of 2005 exceeded the performance of our accounting predecessor for the comparable period of 2004. ADR decreased approximately 5.6% due to the inclusion of three additional hotels to our predecessor group. The three additional hotels had lower ADRs than that achieved by the predecessor group in 2004. Additionally, the removal of rooms at both our Laurel and Philadelphia properties during renovation has contributed to the lower occupancy levels.

Hotel Operating Expenses: Hotel operating expenses were $10.7 million. Direct hotel expenses included room expense of $2.6 million, food and beverage expense of $2.9 million, other departmental and indirect expenses of $5.2 million. Indirect expenses include real and personal property taxes as well as administrative and general expenses, sales and marketing, repairs and maintenance, and energy expenses.

Depreciation and amortization: Depreciation and amortization expense for the three months ended June 30, 2005 was $1.0 million.

Interest Expense: Interest expense for the three months ending June 30, 2005 was $0.5 million.

Net operating income: Net operating income for the three months ended June 30 2005 was $2.7 million.

MHI Hospitality Corporation – Six Months Ended June 30, 2005.

Revenue – Total revenue for the six months ended June 30, 2005 was $26.7 million, which includes room revenue of $17.8 million, food and beverage revenue of $7.8 million and other revenue of $1.1 million. ADR, RevPAR and average occupancy for the six months ended June 30, 2005 were $99.29, $71.19, and 71.7%, respectively.

Included in the following table are the key hotel operating statistics for our six initial hotel properties for the six months ended June 30, 2005 and for the comparable period in 2004. For the six months ended June 30, 2004, one of the hotel properties, the Best Western Maryland Inn, Laurel, MD, was not under the management of MHI Hotels Services, our current management company.

	MHI Hospitality Corporation	Initial Portfolio	Variance	% Change
	For the Six Months Ended
	June 30, 2005	June 30, 2004
ADR	$99.29	$90.62	$8.67	9.6%
Occupancy	71.7%	71.6%	0.1%	—
RevPAR	$71.19	$64.87	$6.32	9.7%

As was the case for the second quarter, our results for the first six months reflect an industry rebound as well as limited growth in supply of new hotels. This, combined with an improved mix of customers, has allowed us to increase our average rate significantly. Occupancy gains were limited as rooms were temporarily taken out of inventory at our Laurel and Philadelphia properties due to the renovation projects at these hotels. We are working diligently to minimize the disruption while adhering to a schedule that calls for completion by fall 2005.

The following table relates to the key hotel operating statistics and results of operations for MHI Hospitality Corporation’s six initial hotel properties for the six months ended June 30, 2005 and for the six months ended June 30, 2004, for our accounting predecessor, MHI Hotel Services Group. The accounting predecessor consisted of three of our initial hotels.

	MHI Hospitality Corporation	MHI Hotels Services Group
	For the Six Months Ended
	June 30, 2005	June 30, 2004	Variance	% Change
ADR	$99.29	$106.03	$(6.74)	(6.4)%
Occupancy	71.7%	68.9%	2.8%	4.1%
RevPAR	$71.19	$73.08	$(1.89)	(2.6)%
Room Revenue	$17,795,094	$8,737,103	$9,057,991	103.7%
Food and Beverage Revenue	$7,799,687	$4,096,119	$3,703,568	90.4%
Total Operating Revenue	$26,725,835	$13,276,768	$13,499,067	101.3%
Total Operating Expenses	$23,594,746	$11,171,306	$12,423,439	111.2%
Depreciation and Amortization	$1,951,906	$1,022,626	$929,280	90.9%
Net Operating Income	$3,131,089	$2,105,462	$1,025,628	48.7%
Interest Expense	$1,035,610	$1,143,827	$(108,217)	(9.5)%
Net Income	$1,360,604	$615,110	$745,494	121.2%

Our results of operations for the six months of 2005 exceeded the performance of our accounting predecessor for the comparable period of 2004, with the exception of net operating income, which declined slightly due to depreciation and capital expenditures, and ADR, which decreased approximately 6.4% due to the inclusion of three additional hotels to our predecessor group. The three additional hotels had lower ADRs than that achieved by the predecessor group in 2004. Additionally, the removal of rooms at both our Laurel and Philadelphia properties during renovation has contributed to the lower occupancy levels.

Hotel Operating Expenses: Hotel operating expenses were $20.1 million. Direct hotel expenses included room expense of $4.9 million, food and beverage expense of $5.4 million, other departmental and indirect expenses of $9.8 million. Indirect expenses include real and personal property taxes as well as administrative and general expenses, sales and marketing, repairs and maintenance, and energy expenses.

Depreciation and amortization: Depreciation and amortization expense for the six months ended June 30, 2005 was $2.0 million.

Interest Expense: Interest expense for the six months ending June 30, 2005 was $1.0 million.

Net operating income: Net operating income for the six months ended June 30 2005 was $3.1 million.

Funds From Operations

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

Management believes that the use of FFO, combined with the required GAAP presentations, has improved the understanding of the operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted net income for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs.

The following table reconciles net income to FFO for the three and six months ended June 30, 2005 and 2004 (unaudited):

	MHI Hospitality Three months ended June 30, 2005	The Predecessor Three months ended June 30, 2004	MHI Hospitality Six months ended June 30, 2005	The Predecessor Six months ended June 30, 2004
Net income	$1,389,067	$829,592	$1,360,604	$615,110
Add minority interest	820,759	233,968	783,818	338,958
Add depreciation and amortization	999,802	608,573	1,951,906	1,022,626

FFO	$3,209,629	$1,672,133	$4,096,329	$1,976,694

Weighted average shares outstanding	6,704,000		6,630,519
Weighted average units outstanding	3,817,036		3,817,036

Weighted average shares and units	10,521,036		10,447,555

FFO per share and unit	$0.31		$0.39

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of approximately $9.0 million which amount includes proceeds from our initial public offering, our replacement reserve accounts, and real estate tax escrows. We intend to use the remaining proceeds from the initial public offering and the underwriters’ exercise of their over-allotment option to invest in additional hotel properties as suitable opportunities arise and to renovate three of our existing hotel properties.

Sources and Uses of Cash. On July 22, 2005, we closed on the purchase of the Hilton Jacksonville Riverfront. The purchase price of $22.0 million was funded in part by an $18.0 million loan from an affiliate of the seller as well as the issuance of additional units in the operating partnership to a related party in consideration of its contribution of certain tangible assets and contractual rights. The remainder of the purchase price was funded from the proceeds of the underwriter’s over-allotment option. In addition, we placed $3.0 million in a restricted reserve account for use in renovating and improving the facilities of the 292-room hotel.

Recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, are the most significant short-term liquidity requirements. During the next 12 months, we expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors, or as part of our upbranding strategy for the Best Western Maryland Inn. The capital reserve accounts are escrowed funds deposited monthly (5% of gross sales), and reserved for capital projects. The Hilton Savannah DeSoto and Hilton Wilmington Riverside have these reserve accounts. Our intent for the capital reserve accounts at other hotels is to maintain an overall blended rate of 4% of gross revenue.

In addition to our capital expenditures for ongoing replacement and refurbishment of furniture, fixtures and equipment, we are renovating three of our initial hotels and will commence renovations of the newly acquired Jacksonville Hilton Riverfront later this year. Approximately $7.9 million of the proceeds of the offering will be used during fiscal 2005 to fund renovations and capital improvements at these hotels. Total expenditures for ongoing, recurring capital expenditures as well as renovations were $3.5 million for the six months ended June 30, 2005.

In addition to recurring capital expenditures, renovations and debt service as uses of cash and requirements for short-term liquidity, we are required to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain. We declared dividends of $0.17 per share (unit) paid on April 11, 2005 and July 11, 2005, which we funded out of working capital. On July 11, 2005, we declared a dividend of $0.17 per share (unit) to be paid on October 11, 2005, which will also be paid out of working capital.

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

•	The issuance by the operating partnership of secured and unsecured debt securities;

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties;

•	The issuance of additional shares of our common stock or preferred stock;

•	The issuance of additional units;

•	The selective disposition of non-core assets; and

•	The sale or contribution of some of our wholly owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions.

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

Capital Expenditures

We do not expect our capital expenditures to exceed our reserves for such amounts, other than costs that we expect to incur to make capital improvements required by our franchisors or the capital improvements anticipated for the Best Western Maryland Inn and the Hilton Jacksonville Riverfront which will be funded with the proceeds from the initial public offering.

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

Geographic Concentration

Our initial hotels are located in North Carolina, Georgia, Virginia, Maryland and Pennsylvania. The addition of the Hilton Jacksonville Riverfront on July 22, 2005 extends our geographic presence to Florida.

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

There were no charges for impairment recorded for the six months ended June 30, 2005.

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

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the Section titled “Risk Factors” in our current and periodic reports filed with the SEC.

These risks and uncertainties, together with the information contained in our Form 8-K filed with the Securities and Exchange Commission on May 26, 2005 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

As of June 30, 2005, we have approximately $25.2 million of fixed-rate debt and no variable rate debt. The weighted average interest rate on the fixed-rate debt was 7.79%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
10.18	Purchase, Sale and Contribution Agreement by and among BIT Holdings Seventeen, Inc., MHI Hospitality, L.P. and MHI Hotels, LLC dated May 20, 2005

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: August 11, 2005	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board