Form 10-Q
period 2005-09-30
MHI Hospitality CORP
filed 2005-11-10
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Telephone Number (757) 229-5648

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 7, 2005, there were 6,704,000 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1. Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	MHI Hospitality September 30, 2005 (unaudited)	MHI Hospitality December 31, 2004
ASSETS
Investment in hotel properties, net	$104,293,198	$78,418,173
Cash and cash equivalents	209,532	8,314,353
Restricted cash	4,644,559	637,627
Accounts receivable	2,024,006	1,161,159
Accounts receivable-affiliate	285,185	400,216
Prepaid expenses, inventory and other assets	2,609,213	1,602,633
Shell Island lease purchase, net	3,191,176	3,500,000
Deferred financing costs, net	194,501	198,083

TOTAL ASSETS	$117,451,370	$94,232,244

LIABILITIES
Line of credit	$2,000,000	$—
Mortgage loans	42,897,598	25,753,188
Note payable related party	—	2,000,000
Accounts payable and accrued expenses	4,348,454	5,177,184
Dividends and distributions payable	1,803,973	—
Advance deposits	408,731	336,302
Due to affiliate	—	100,000

TOTAL LIABILITIES	51,458,756	33,366,674

Minority Interest in Operating Partnership	22,178,238	21,118,257

Commitments and contingencies (see Note 9)

OWNERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,704,000 shares and 6,004,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	67,040	60,040
Additional paid in capital	47,760,347	42,221,495
Accumulated deficit	(4,013,011)	(2,534,222)

TOTAL OWNERS’ EQUITY	43,814,376	39,747,313

TOTAL LIABILITIES AND OWNERS’ EQUITY	$117,451,370	$94,232,244

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	MHI Hospitality Three months ended September 30, 2005	The Predecessor Three months ended September 30, 2004	MHI Hospitality Nine months ended September 30, 2005	The Predecessor Nine months ended September 30, 2004
REVENUE
Rooms department	$9,992,439	$4,633,373	$27,787,533	$13,370,476
Food and beverage department	3,854,810	1,753,497	11,654,497	5,849,616
Other operating departments	710,409	262,539	1,841,464	706,085

Total revenue	14,557,658	6,649,409	41,283,494	19,926,177

EXPENSES
Hotel operating expenses
Rooms department	2,867,253	1,187,221	7,750,127	3,313,711
Food and beverage department	2,918,404	1,357,578	8,303,727	4,284,888
Other operating departments	231,354	126,745	579,060	347,126
Indirect	5,531,525	2,585,637	15,593,294	7,460,136

Total hotel operating expenses	11,548,536	5,257,181	32,226,208	15,405,861

Depreciation and amortization	1,117,226	566,905	3,069,133	1,589,531
Corporate general and administrative	428,051	—	1,393,216	—

Total operating expenses	13,093,813	5,824,086	36,688,557	16,995,392

OPERATING INCOME	1,463,845	825,323	4,594,937	2,930,785

Other income (expense)
Interest expense	(834,470)	(565,029)	(1,870,080)	(1,708,856)
Interest income	18,837	427	120,493	857
Other income - net	—	4,496	—	(3,501)

Income before minority interest in operating partnership and income taxes	648,212	265,217	2,845,350	1,219,285

Minority Interest in predecessor company	—	(18,674)	—	(357,632)
Minority interest in operating partnership	(345,222)	—	(1,129,040)	—
Benefit from income tax	292,052	—	239,337	—

NET INCOME	$595,042	$246,543	$1,955,647	$861,653

Income per share	$0.09	$—	$0.29	$—

Weighted average number of shares outstanding	6,704,000	—	6,655,282	—

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	MHI Hospitality Nine months ended September 30, 2005	The Predecessor Nine months ended September 30, 2004
Cash Flows from Operating Activities:
Net Income	$1,955,647	$861,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,069,133	1,589,531
Amortization of deferred financing costs	58,077	58,077
Equity in net (income) loss of partnership investments	—	3,501
Minority interest in operating partnership/predecessor	1,129,040	357,632
Changes in assets and liabilities:
Restricted cash	(4.006,932)	(730,684)
Accounts receivable	(862,847)	(253,351)
Inventory, prepaid expenses and other assets	(1,024,454)	(144,528)
Accounts payable and accrued expenses	(828,730)	1,059,465
Advance deposits	72,429	67,878
Due from affiliates	15,031	—

Net cash provided by (used in) operating activities	(426,606)	2,869,174

Cash flows from investing activities:
Acquisition of hotel properties	(3,559,324)	—
Improvements and additions to hotel properties	(6,144,653)	(870,059)
Capital contributions to unconsolidated investments	—	(23,700)
Distributions from unconsolidated investments	—	27,465

Net cash used in investing activities	(9,703,977)	(866,294)

Cash flows from financing activities:
Proceeds from sale of common stock	7,000,000	—
Members’ capital contributed		23,700
Payment of issuance costs related to sale of common stock	(490,000)	—
Members’ capital distributed	—	(1,301,245)
Minority partner distributions	—	(368,000)
Dividends and distributions paid	(3,561,753)	—
Payments on related party note	(2,000,000)	(979,849)
Proceeds from line of credit	2,000,000	—
Proceeds from borrowing and capital leases	—	650,000
Payment of deferred financing costs	(54,496)	—

Payment of loans and capital lease obligations	(855,590)	(1,893,515)

Net cash provided by (used in) financing activities	2,038,161	(1,909,211)

Net increase (decrease) in cash and cash equivalents	(8,089,422)	93,669
Cash and cash equivalents at the beginning of the period	8,314,353	67,365

Cash and cash equivalents at the end of the period	$209,532	$161,034

Supplemental disclosures:
Cash paid during the period for interest	$1,808,653	$1,708,856

Supplemental disclosures on non-cash activities:
Purchase of property with debt	$18,000,000	$—

Purchase of property for units in operating partnership	$913,482	$—

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2004	6,004,000	$60,040	$42,221,495	$(2,534,222)	$39,747,313

Sale of common shares in connection with over-allotment of initial public offering	700,000	7,000	6,993,000	—	7,000,000
Underwriters fees, offering expenses and issuance costs related to over-allotment			(490,000)	—	(490,000)
Adjustment to Minority Interest in operating partnership			(964,148)		(964,148)
Net Income				1,955,647	1,955,647
Dividends declared				(3,434,436)	(3,434,436)

Balances at September 30, 2005	6,704,000	$67,040	$47,760,347	$(4,013,011)	$43,814,376

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service upscale and mid-scale hotels located in primary and secondary markets in the mid-Atlantic and Southeastern regions of the United States. Our hotels operate under well-known national hotel brands such as Hilton and Holiday Inn. The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). The Company utilized part of its net proceeds to repay approximately $25.0 million of mortgage indebtedness secured by the initial properties and paid an additional $16.9 million in cash related to the acquisition of the properties. Accordingly, the Company had approximately $12.9 million available in cash immediately following its formation.

The IPO consisted of the sale of 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On December 21, 2004 the Company issued 4,000 shares of restricted common stock to its independent directors. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds from the IPO and the exercise of the underwriters’ over-allotment option was approximately $61.3 million.

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

On July 22, 2005, the Company acquired the Hilton Jacksonville Riverfront Hotel in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company (“Mercantile”) acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser. Pursuant to the terms of a Purchase Sale and Contribution Agreement dated May 20, 2005, MHI Hotels, LLC (“MHI Hotels”), an affiliate of MHI Hotels Services LLC, contributed furniture, fixtures and equipment used in the operation of the Hotel and assigned its leasehold interest and other rights relating to the property to the purchaser in exchange for 90,569 units in our operating partnership, MHI Hospitality L.P. (the “Operating Partnership”), valued at approximately $913,000.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 63.2% by the Company as of July 22, 2005, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months and nine months ended September 30, 2005. For the three months and nine months ended September 30, 2004, this report includes the financial statements of MHI Hotels Services Group (“MHI HSG”), which is not a legal entity, but rather a combination of three hotels that were owned by various limited liability companies and a limited liability partnership that were controlled by affiliates of MHI Hotels Services, LLC (“MHI Hotels Services”) all of which were acquired by the Company concurrent with the completion of the IPO on December 21, 2004. MHI HSG is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of the predecessor for the periods prior to the Company’s commencement of operations. The predecessor statements of operations and cash flows for the nine months ended September 30, 2004 include the operations of MHI HSG on a historical cost basis.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with MMA Realty Capital, Inc. (“MMA”, formerly The Mutual of New York Life Insurance Company). MMA holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. In addition, restricted cash includes the unexpended balance of a $3.0 million capital improvement reserve account for the Hilton Jacksonville Riverfront Hotel administered by Mercantile.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2005 were $266,521. Amortization expense for the three months and nine months ended September 30, 2005 was $5,625 and $16,874, respectively. For the three months and nine months ended September 30, 2004, amortization expense was $2,175, and $8,174, respectively.

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

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to MHI Hospitality TRS, LLC, the Company’s wholly owned taxable REIT subsidiary. MHI Hospitality TRS, LLC, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes.

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

Earnings Per Share – Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income available to common stockholders by the weighted average common shares outstanding during the period plus other potentially dilutive securities. The outstanding Operating Partnership units (which may be converted to common shares) have been excluded from the diluted earnings per share calculation, as there would be no effect on reported diluted earnings per share. For the nine months ended September 30, 2005, basic and diluted earnings per share were $0.29. The weighted average number of common shares outstanding used in the calculations was 6,655,282.

Stock-based Compensation – The Company does not provide stock-based employee compensation.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

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

3. Acquisition of Hotel Properties

On July 22, 2005, the Company acquired the Hilton Jacksonville Riverfront Hotel in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company (“Mercantile”) acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser.

The allocation of the purchase price to the acquired assets based on their fair values was as follows (in thousands):

Hilton Jacksonville Riverfront Hotel
Land and land improvements	$6,892
Buildings and improvements	14,195
Furniture, fixtures and equipment	913

$22,000

The results of operations are included in the Company’s consolidated statements of operations from the date of acquisition of this hotel. The following pro forma financial information presents the results of operations of the Company for the nine months ended September 30, 2005 and 2004 as if the Hilton Jacksonville Hotel Riverfront acquisition, as well as the hotels acquired in 2004, had taken place on January 1, 2004. The pro forma results have

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2004, or of future results of operations (in thousands, except per share data).

	MHI Hospitality Corporation September 30, 2005 (unaudited)	MHI Hospitality Corporation September 30, 2004 (unaudited)
Pro forma revenues	$49,174	$44,674
Pro forma operating expenses	42,296	38,812
Pro forma operating income	6,878	5,862
Pro forma net income	2,866	2,035
Pro forma earnings per share	0.43	0.30
Pro forma common shares	6,704	6,704

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	MHI Hospitality Corporation September 30, 2005 (unaudited)	MHI Hospitality Corporation Dec 31, 2004
Land and land improvements	$12,792	$5,689
Buildings and improvements	89,490	73,641
Furniture, fixtures and equipment	20,186	14,485

	122,468	93,815
Less: accumulated depreciation	(18,175)	(15,397)

	$104,293	$78,418

5. Debt

Line of Credit – On December 31, 2004 the Company established a Line of Credit with Branch Banking & Trust Company (BB&T) in the amount of $23,000,000. It bears a variable rate of LIBOR plus two and one half percent (2.50%). On September 30, 2005, LIBOR was 3.864%. The primary collateral for the credit facility is a first mortgage on the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. As of September 30, 2005 the Company was in compliance with all of the required covenants. Failure to satisfy these conditions and covenants would create a default under this credit facility, and the lender could require the Company to repay all outstanding indebtedness under the facility. The line had a balance of $2.0 million as of September 30, 2005. The Company intends to use the Line of Credit for working capital and capital acquisitions as deemed appropriate by the Directors of the Company.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

Mortgage Loans – The Company assumed existing mortgage debt with MMA Realty Capital, Inc. that was in place on two of the initial properties.

On September 25, 1998, Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the Savannah DeSoto Hilton hotel and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 7.49%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of September 30, 2005 and December 31, 2004 was $10,293,093 and $10,631,774, respectively.

On February 12, 1998 Capitol Hotel Associates, LP, LLP obtained a mortgage loan in the amount of $13.0 million to refinance the mortgage at the Wilmington Riverside Hilton hotel. On October 19, 1999 Capitol Hotel Associates, LP, LLP obtained a promissory note in the amount of $4.25 million upon completion of construction of renovations. The debt was consolidated into one instrument and is secured by the Wilmington Riverside Hilton hotel and its maturity date is March 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments and interest payments amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 8.22%. Capitol Hotel Associates, LP, LLP recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of September 30, 2005 and December 31, 2004 was $14,604,505 and $15,053,575, respectively.

On July 22, 2005 the Company purchased the Hilton Jacksonville Riverfront Hotel in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company (“Mercantile”) acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser. The loan, which is secured by a lien against all the assets, rents and profits of the hotel as well as the real property, bears interest at the rate of 8.0% payable monthly during the term and matures in July 2010. Pre-payment penalties apply toward any principal of the loan repaid before the fifth year of the term.

Total debt maturities as of September 30, 2005 were as follows ($000s):

2005	$211
2006	1,080
2007	1,168
2008	22,439
2009	—
2010	18,000

Total	$42,898

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

On December 21, 2004, the Company completed its IPO and sold 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On December 31, 2004 the Company issued 4,000 shares of common stock to its independent directors. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds generated from the IPO and the underwriters’ over-allotment was approximately $61.3 million. As of September 30, 2005, the Company had 6,704,000 shares of common stock outstanding.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2005, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of September 30, 2005, the total number of Operating Partnership units outstanding was 3,907,605.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS - (Continued)

7. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At September 30, 2005 and December 31, 2004, the Company was due $285,185 and $300,217, respectively, from MHI Hotels Services.

Note Payable Related Party – On May 11, 2005, the Company repaid its indebtedness of $2,000,000 to MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the nine months ended September 30, 2005, the Company earned $480,000 in leasehold revenue.

Sublease of Office Space – The Company subleases office space in Greenbelt, MD from MHI Hotels Services. For the nine months ended September 30, 2005, rent expense related to the sublease totalled $22,250.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – All of the seven hotels that the Company owned at September 30, 2005 operate under a master management agreement with MHI Hotels Services. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels is 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Hilton Jacksonville Riverfront Hotel is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation. Due to the uncertainty related to the calculation of the incentive management fees, the Company has not accrued any related expense related to these fees as of September 30, 2005.

For the three and nine months ended September 30, 2005, the Company paid MHI Hotels Services approximately $0.289 million and $0.816 million, respectively, in management fees.

Acquisition of Hotel Furniture and Equipment – Upon acquisition of the Hilton Jacksonville Riverfront Hotel on July 22, 2005, an affiliate of MHI Hotels Services contributed furniture, fixtures and equipment used in the operation of the Hotel and assigned its leasehold interest and

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

other rights relating to the property to the purchase in exchange for 90,569 units in the operating partnership, MHI Hospitality L.P. (the “Operating Partnership”), valued at approximately $913,482.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. For the three and nine months ended September 30, 2005, the Company paid $10,115 and $26,750, respectively for benefits.

8. Income Taxes

The components of the benefit from income tax for the nine months ended September 30, 2005 are as follows (in thousands):

Nine Months Ended September 30, 2005 (unaudited)
Current:
Federal	$—
State	25

25

Deferred:
Federal	(190)
State	(74)

(264)

$(239)

A reconciliation of the statutory federal income tax expense to the Company’s income tax benefit is as follows (in thousands):

Nine Months Ended September 30, 2005 (unaudited)
Statutory federal income tax expense	$967
Effect of non-taxable REIT income	(1,156)
State income tax benefit	(50)

$(239)

As of September 30, 2005, the Company had a net deferred tax asset of $0.44 million, primarily due to past year’s net operating loss. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

The entities comprising MHI Hotels Services Group operated as limited liability companies or limited liability partnerships and, as a result, were not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

9. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expires October 31, 2006. There is a renewal option for up to three five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the three months and nine months ended September 30, 2005 was $9,387 and $28,161, respectively.

The Company leases, as landlord, the entire fourteenth floor of the Savannah hotel property to The Chatham Club, Inc. under a ninety-nine year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease.

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for this operating lease is $76,104 annually, and is expected to remain the same in 2005. For the three months and nine months ended September 30, 2005, rent expense was $19,026 and $57,078, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for the three months and nine months ended September 30, 2005 is $33,319 and $117,847, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Hilton Jacksonville Riverfront Hotel from the Board of Trustees of the Internal Improvement Trust Fund

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2007. Rent expense for the three months ended September 30, 2005 was $940.

Purchase Agreement – On September 13, 2005, the Company entered into an agreement to purchase the commercial space of the property in Hollywood, Florida last operated as the Ambassador Resort for $0.5 million. The developer of the property is completing a condominium conversion after which time the Company will retain MHI Hotels Services to operate the hotel. Closing is contingent on a variety of factors including the Company’s ability to secure a franchise for the hotel.

Management Agreement – All of the seven hotels that the Company owned at September 30, 2005 operate under a ten-year master management agreement with MHI Hotels Services which expire ten years from the date management services commence (see Note 7).

Franchise Agreements – As of September 30, 2005, all of the Company’s six hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

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

10. Subsequent Events

On October 11, 2005, the Company paid the dividend for the third quarter of 2005 to those stockholders and unit holders of MHI Hospitality, L.P. of record on September 15, 2005. The dividend was $0.17 per share (unit).

On October 10, 2005, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unit holders of record as of December 15, 2005. The dividend is to be paid January 11, 2006.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS – (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue current and future opportunities in the full-service, upper upscale, upscale and midscale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering and sold 6,000,000 shares of common stock, resulting in net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. In conjunction with the initial public offering, we sold an additional 700,000 shares of common stock as a result of the exercise of the underwriters’ over-allotment option in January 2005, resulting in additional proceeds of approximately $6.5 million.

Concurrent with the completion of the IPO we acquired six hotel properties. Our hotel portfolio currently consists of seven full-service, upper upscale and mid-scale hotels. The seventh hotel, the Hilton Jacksonville Riverfront, was acquired on July 22, 2005. We own a 100% interest in all of our hotels. We also have a leasehold interest in a resort condominium facility. As of September 30, 2005, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Downtown Williamsburg	137	Williamsburg, VA	December 21, 2004
Holiday Inn Brownstone	188	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	274	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Hilton Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005

Total	1,675

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our Operating Partnership and we own an approximate 63.2% interest in our Operating Partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

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

Key Operating Metrics

In the hotel industry, most categories of operating costs, with the exception of franchise, management, credit card fees and the costs of the food and beverage served, do not vary directly with revenues. This aspect of our operating costs creates operating leverage, whereby changes in sales volume disproportionately impact operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food, beverage and telephone. There are three key performance indicators used in the hotel industry to measure room revenues:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average daily rate or ADR, which is total room revenue divided by the number of rooms sold; and

•	Revenue per available room or RevPAR, which is the room revenue divided by the total number of available rooms.

Results of Operations

MHI Hospitality Corporation – Three months ended September 30, 2005

Revenue – Total revenue for the three months ended September 30, 2005 was $14.6 million, which includes room revenue of $10.0 million, food and beverage revenue of $3.9 million and other revenue of $0.7 million. ADR, RevPAR and average Occupancy for the three months ended September 30, 2005 were $101.25, $67.62, and 66.8%, respectively.

Included in the following table are the key hotel operating statistics for our seven hotel properties for the three months ended September 30, 2005 and for the comparable period in 2004. The statistics for the three months ended September 30, 2005 reflect the results for six hotels for a full quarter and the Hilton Jacksonville Riverfront Hotel since the date of acquisition. The statistics for the three months ended September 30, 2004, reflect the results for the comparable period for the respective hotels. All but one of the hotel properties, the Holiday Inn Laurel West (formerly, the Best Western Maryland Inn), Laurel, MD, was under the management of MHI Hotels Services, our current management company during the three month period ended September 30, 2004.

	MHI Hospitality Corporation	Current Portfolio

	For the Three Months Ended
	September 30,	September 30,
	2005	2004	Variance	% Change
ADR	$101.25	$91.41	$9.84	10.8%
Occupancy	66.8%	73.9%	(7.2)%	(9.7)%
RevPAR	$67.62	$67.59	$0.03	0.0%

During the three months ended September 30, 2005, we experienced a significant decline in occupancy and RevPAR at the Holiday Inn Laurel West in Laurel, MD due to renovation activity. On October 7, 2005, the property was re-branded as a Holiday Inn after substantial completion of the renovation activities. As a result of the re-branding and completion of renovations, the Company expects occupancy rates to improve for the Laurel property in future periods. The remainder of the portfolio continues to benefit from an industry rebound as well as limited growth in supply of new hotels. This, combined with an improved mix of customers, has allowed us to increase our average daily rate.

The following table relates to the key hotel operating statistics and results of operations for MHI Hospitality Corporation’s hotel properties for the three months ended September 30, 2005 and for the three months ended September 30, 2004, for our accounting predecessor, MHI Hotel Services Group. The results for the three months ended September 30, 2005 reflect the results for six hotels for a full quarter and the Hilton Jacksonville Riverfront Hotel since the date of acquisition. The accounting predecessor consisted of three of our initial hotels.

	MHI Hospitality Corporation	MHI Hotels Services Group
	For the Three Months Ended
	September 30, 2005	September 30, 2004	Variance	% Change
Key Hotel Operating Statistics
ADR	$101.25	$105.88	$(4.62)	(4.4)%
Occupancy	66.8%	72.5%	(5.7)%	(7.9)%
RevPAR	$67.62	$76.77	$(9.16)	(11.9)%
Results of Operations
Room Revenue	$9,992,438	$4,633,373	$5,359,065	115.7%
Food and Beverage Revenue	$3,854,810	$1,753,497	$2,098,313	119.5%
Total Operating Revenue	$14,557,659	$6,649,409	$7,908,250	118.9%
Total Operating Expenses	$13,093,813	$5,824,086	$7,269,727	124.8%
Depreciation and Amortization	$1,117,226	$566,905	$550,321	97.1%
Net Operating Income	$1,463,846	$825,323	$638,523	77.4%
Interest Expense	$834,470	$565,029	$269,441	47.7%
Net Income	$595,043	$246,543	$348,500	141.4%

Our results of operations for the third quarter of 2005 exceeded the performance of our accounting predecessor for the comparable period of 2004. ADR decreased approximately 4.4% due to the inclusion of four additional hotels to our predecessor group. The four additional hotels had lower ADRs than that achieved by the predecessor group in 2004. Additionally, the removal of rooms at both our Laurel and Philadelphia properties during renovation contributed to the lower occupancy levels.

Hotel Operating Expenses: Hotel operating expenses for the third quarter of 2005 were $11.5 million. Direct hotel expenses included room expense of $2.9 million, food and beverage expense of $2.9 million, and other departmental and indirect expenses of $5.7 million. Indirect expenses include real and personal property taxes as well as administrative and general expenses, sales and marketing, repairs and maintenance, and energy expenses. We experienced a significant increase in energy costs during the third quarter and anticipate this increase will continue for the foreseeable future. Historically, energy costs have represented approximately 5% of our hotel operating expenses. A 20% increase in energy costs would represent a 1% increase in operating expenses, which would require a corresponding increase in ADR to maintain our current margins.

Depreciation and amortization: Depreciation and amortization expense for the three months ended September 30, 2005 was $1.1 million. As most of the renovation work at Laurel, Williamsburg and Philadelphia was not completed until the end of the quarter, depreciation and amortization expense does not reflect any additional charge related to such work.

Interest Expense: Interest expense for the three months ending September 30, 2005 was $0.8 million. Interest expense for the this quarter was significantly higher than the previous quarters due to the new indebtedness related to the acquisition of the Hilton Jacksonville Riverfront Hotel.

Net operating income: Net operating income for the three months ended September 30, 2005 was $1.5 million.

MHI Hospitality Corporation – Nine Months Ended September 30, 2005.

Revenue – Total revenue for the nine months ended September 30, 2005 was $41.3 million, which includes room revenue of $27.8 million, food and beverage revenue of $11.7 million and other revenue of $1.8 million. ADR, RevPAR and average occupancy for the nine months ended September 30, 2005 were $100.35, $69.86, and 69.6%, respectively.

Included in the following table are the key hotel operating statistics for our seven hotel properties for the nine months ended September 30, 2005 and for the comparable period in 2004. The statistics for the nine months ended September 30, 2005 reflect the results for six hotels for a nine months and the Hilton Jacksonville Riverfront Hotel since the date of acquisition. The statistics for the nine months ended September 30, 2004, reflect the results for nine months for seven hotels. All but one of the hotel properties, the Holiday Inn Laurel West (formerly, the Best Western Maryland Inn), Laurel, MD, was under the management of MHI Hotels Services, our current management company during the nine month period ended September 30, 2004.

	MHI Hospitality Corporation	Current Portfolio
	For the Nine Months Ended
	September 30, 2005	September 30, 2004	Variance	% Change
ADR	$100.35	$90.92	$9.43	10.4%
Occupancy	69.6%	72.5%	(2.9)%	(4.0)%
RevPAR	$69.86	$65.91	$3.95	6.0%

During the nine month period ended September 30, 2005, we experienced a significant decline in occupancy and RevPAR at the Holiday Inn Laurel West in Laurel, MD due to renovation activity. In October 2005, the property was re-branded as a Holiday Inn after substantial completion of the renovation activities. The remainder of the portfolio continues to benefit from an industry rebound as well as limited growth in supply of new hotels. This, combined with an improved mix of customers, has allowed us to increase our average daily rate significantly.

The following table relates to the key hotel operating statistics and results of operations for MHI Hospitality Corporation’s hotel properties for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004, for our accounting predecessor, MHI Hotel Services Group. The results for the nine months ended September 30, 2005 reflect the results for six hotels for a full quarter and the Hilton Jacksonville Riverfront Hotel since the date of acquisition. The accounting predecessor consisted of three of our initial hotels.

	MHI Hospitality Corporation	MHI Hotels Services Group
	For the Nine Months Ended
	September 30, 2005	September 30, 2004	Variance	% Change
Key Hotel Operating Statistics
ADR	$100.35	$105.98	$(5.63)	(5.3)%
Occupancy	69.6%	70.2%	(0.6)%	(0.8)%
RevPAR	$69.86	$74.39	$(4.52)	(6.1)%
Results of Operations
Room Revenue	$27,787,533	$13,370,476	$14,417,057	107.8%
Food and Beverage Revenue	$11,654,497	$5,849,616	$5,804,881	99.2%
Total Operating Revenue	$41,286,494	$19,926,177	$21,357,317	107.2%
Total Operating Expenses	$36,688,557	$16,995,392	$19,693,165	115.9%
Depreciation and Amortization	$3,069,133	$1,589,531	$1,479,602	93.1%
Net Operating Income	$4,594,937	$2,930,785	$1,664,152	56.8%
Interest Expense	$1,870,080	$1,708,856	$161,224	9.4%
Net Income	$1,955,947	$861,653	$1,094,294	127.0%

Our results of operations for the nine months ended September 30, 2005 exceeded the performance of our accounting predecessor for the comparable period of 2004. ADR decreased approximately 5.3% due to the inclusion of three additional hotels to our predecessor group. The three additional hotels had lower ADRs than that achieved by the predecessor group in 2004. Additionally, the removal of rooms at both our Laurel and Philadelphia properties during the second and third quarters for renovation has contributed to the lower occupancy levels.

Hotel Operating Expenses: Hotel operating expenses were $32.2 million. Direct hotel expenses included room expense of $7.8 million, food and beverage expense of $8.3 million, other departmental and indirect expenses of $16.1 million. Indirect expenses include real and personal property taxes as well as administrative and general expenses, sales and marketing, repairs and maintenance, and energy expenses.

Depreciation and amortization: Depreciation and amortization expense for the nine months ended September 30, 2005 was $3.1 million. As most of the renovation work at Laurel, Williamsburg and Philadelphia was not completed until the end of the period, depreciation and amortization expense does not reflect any additional charge related to such work.

Interest Expense: Interest expense for the nine months ending September 30, 2005 was $1.9 million.

Net operating income: Net operating income for the nine months ended September 30 2005 was $4.6 million.

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

The following table reconciles net income to FFO for the three and nine months ended September 30, 2005 and 2004 (unaudited):

	MHI Hospitality Three months ended September 30, 2005	The Predecessor Three months ended September 30, 2004	MHI Hospitality Nine months ended September 30, 2005	The Predecessor Nine months ended September 30, 2004
Net income	$595,042	$246,543	$1,955,647	$861,653
Add minority interest	345,222	18,674	1,129,040	357,632
Add depreciation and amortization	1,117,226	566,905	3,069,133	1,589,531

FFO	$2,057,490	$832,122	$6,153,820	$2,808,816

Weighted average shares outstanding	6,704,000		6,655,282
Weighted average units outstanding	3,886,932		3,840,591

Weighted average shares and units	10,590,932		10,495,873

FFO per share and unit	$0.19		$0.59

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of approximately $4.8 million, of which $4.6 million was in restricted reserve accounts and real estate tax escrows. Coincident with the purchase of the Hilton Jacksonville Riverfront Hotel, we placed $3.0 million into a capital improvement reserve with Mercantile Safe Deposit and Trust Company, the mortgagor’s trustee. The Company maintains a $23.0 million line of credit with BB&T Bank, of which only $2.0 million has been drawn and remains outstanding on September 30, 2005. The line will be used to fund future acquisitions of new hotel companies and to provide working capital as necessary. We are currently in discussions to increase the availability under the line of credit.

Operating Requirements. The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. Excluding the effect of the transfer to the capital improvement reserve, cash flow provided by operating activities for the nine months ended September 30, 2005 was approximately $2.6 million. We expect that the net cash provided by operations will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance federal income tax laws which require us make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain. We declared dividends of $0.17 per share (unit) paid on April 11, 2005, July 11, 2005, and October 11, 2005, which we funded out of working capital. On October 10, 2005, we declared a dividend of $0.17 per share (unit) to be paid on January 11, 2006, which will also be paid out of working capital.

On September 13, 2005, the Company entered into an agreement to purchase an interest in a condominium hotel property in Hollywood, Florida last operated as the Ambassador Resort. The seller will renovate the hotel and complete a condominium conversion. The Company will retain

MHI Hotels Services to manage the hotel on its behalf. Purchase of the interest in the property and costs related to pre-opening expenses are expected to be incurred next year and total approximately $3.0 million. Such costs will be funded out of working capital.

Capital Expenditures. We have substantially completed the renovations at three of our initial hotels and will commence renovations of the newly acquired Jacksonville Hilton Riverfront later this year. Approximately $7.9 million of the proceeds of the initial public offering have been used during fiscal 2005 to fund renovations and capital improvements at these hotels. Cash flow used in investing activities for the nine months ended September 30, 2005 was approximately $9.7 million. Approximately $3.6 million was used in the purchase of the Hilton Jacksonville Riverfront Hotel. Expenditures for ongoing, recurring capital expenditures as well as renovations were $6.1 million for the nine months ended September 30, 2005.

Approximately $3.0 million has been placed into a capital improvement reserve with Mercantile Safe Deposit and Trust Company to fund renovations to the Hilton Jacksonville Riverfront Hotel. We expect that the reserve will be sufficient to fund the planned renovations.

Recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, are the most significant short-term liquidity requirements. During the next 12 months, we expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors, or as part of our upbranding strategy for the Holiday Inn Laurel West (formerly, the Best Western Maryland Inn). The capital reserve accounts are escrowed funds deposited monthly (5% of gross sales), and reserved for capital projects. The Hilton Savannah DeSoto and Hilton Wilmington Riverside have these reserve accounts. Our intent for the capital reserve accounts at other hotels is to maintain an overall blended rate of 4% of gross revenue.

We have engaged Jones Lang LaSalle to market the Holiday Inn Downtown Williamsburg. In the event a potential purchaser is identified, the Company intends to structure the disposition of the property as a like-kind exchange. In the event the Company is unable to reach an agreement with a potential purchaser to effect the transaction as a like-kind exchange, the property may be sold for cash in which case there may be expense associated with the tax indemnification agreement between the Company and the contributors of the property.

Debt service requirements on our borrowings will reduce our cash flows. The initial public offering and the related repayment of indebtedness on certain of our initial properties, the restructuring of management agreements and our execution of a new management agreement with lower management fees has reduced historical debt service and management fee payments and, consequently, improved cash flow and liquidity.

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

Capital Expenditures

We do not expect our capital expenditures to exceed our reserves for such amounts, other than costs that we expect to incur to make capital improvements required by our franchisors including the remaining capital improvements for the Holiday Inn Laurel West (formerly, the Best Western Maryland Inn), which will be funded out of working capital. The capital improvements for the Hilton Jacksonville Riverfront will be funded out of the capital improvement reserve maintained by Mercantile Safe and Deposit Trust Company.

In addition to the amounts disclosed above, we are subject to various franchise and management agreements that have ongoing fees that are contingent upon future results of operations of the hotels in our portfolio as well as a potential for termination fees dependent upon the timing and method of termination of such agreements.

Inflation

We generate revenues primarily from lease payments from our TRS Lessee and net income from the operations of our TRS Lessee. Therefore, we initially will be relying primarily on the performance of the initial properties and the ability of our hotel manager to increase revenues and to keep pace with inflation.

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures at some or all of our hotels may limit the ability of our management company to raise room rates.

Seasonality

The operations of the initial properties historically have been seasonal. The periods from mid-November through mid-February are traditionally slow. The months of March and April are traditionally strong, as is October. The remaining months are generally good, but are subject to the weather and can vary significantly.

Geographic Concentration

Our hotels are located in Florida, Georgia, North Carolina, Virginia, Maryland and Pennsylvania.

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

There were no charges for impairment recorded for the nine months ended September 30, 2005.

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

Factors, which could have a material adverse effect on our operations and future prospects, include, but are not limited to:

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

As of September 30, 2005, we have approximately $42.9 million of fixed-rate debt and $2.0 million of variable rate debt. The weighted average interest rate on the fixed-rate debt was 7.95%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.

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

The remaining net proceeds of the offering were used to acquire the Hilton Jacksonville Riverfront Hotel and for general corporate purposes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
10.19	Purchase Agreement with MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC dated September 13, 2005

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: November 10, 2005	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board