Form 10-K
period 2005-12-31
MHI Hospitality CORP
filed 2006-03-23
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from              to

Commission file number 001-31906

MHI HOSPITALITY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

814 Capitol Landing Road Williamsburg, VA	23185
(Address of Principal Executive Officers)	(Zip Code)

Registrant’s telephone number, including area code 757/229-5648

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large Accelerated Filer  ☐                            Accelerated Filer  ☐                        Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was approximately $63,102,200 based on the closing price quoted by the American Stock Exchange on March 15, 2006. As of March 15, 2006, there were 6,713,000 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the Section titled “Risk Factors” in Item 1A of this report.

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

PART I

Item 1. Business

Organization

MHI Hospitality Corporation (the “Company”) is a self-advised REIT that was formed in August 2004 to own full-service upper up-scale and mid-scale hotels located in primary and secondary markets in the mid-Atlantic and Southeastern United States. On December 21, 2004, we successfully completed our initial public offering and elected to be treated as a self-advised real estate investment trust (“REIT”) for federal income tax purposes. We conduct our business through MHI Hospitality, L.P., our operating partnership, of which we are the general partner. Our Company owns approximately 63.2% of the partnership units in our operating partnership. Limited partners (including our officers and certain of our directors) own the remaining operating partnership units.

As of March 15, 2006, our portfolio consists of seven full-service upper up-scale and mid-scale hotels with 1,673 rooms, which operate under well-known brands such as Hilton and Holiday Inn. We also own leasehold interests in the commercial spaces of the Shell Island Resort, a condominium resort property.

Our initial public offering consisted of the sale of 6,000,000 shares of common stock at a price of $10.00 per share resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriter’s over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds from the initial public offering and the exercise of the underwriter’s over-allotment option were approximately $61.3 million.

In order for us to qualify as a REIT, we cannot directly manage or operate our hotels. Therefore, our hotel properties are leased to MHI Hospitality TRS, LLC, our TRS Lessee, which in turn has engaged MHI Hotels Services, LLC (“MHI Hotels Services”), an eligible independent management company, to manage our hotels. Our TRS Lessee is a wholly owned subsidiary of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively, “MHI TRS”). MHI TRS is a taxable REIT subsidiary for federal income tax purposes.

Our corporate office is located at 814 Capitol Landing Road, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Our Properties

In connection with our initial public offering, the Company acquired six hotel properties for aggregate consideration of approximately $15.0 million in cash, 3,817,036 units of interest in our operating partnership and the assumption of approximately $50.8 million in debt. The six initial hotel properties, the Hilton Philadelphia Airport, the Holiday Inn Brownstone, the Holiday Inn Downtown Williamsburg, the Hilton Wilmington Riverside, the Hilton Savannah DeSoto and the Holiday Inn Laurel West (formerly the Best Western Maryland Inn) are located in Pennsylvania, Maryland, Georgia, Virginia and North Carolina. On July 22, 2005, we acquired our seventh hotel, the Hilton Jacksonville Riverfront located in Jacksonville, Florida, for $22 million.

The Company also owns two leasehold interests in the Shell Island Resort, a 160-unit condominium resort property in Wilmington, North Carolina, which were purchased for $3.5 million with the proceeds of the initial public offering. Our operating partnership entered into sublease arrangements to sublease our entire leasehold interests in the property at Shell Island to affiliates of our management company. The management company operates the property as a hotel and manages a rental program for the benefit of the condominium unit owners. Our operating partnership receives fixed annual rent and incurs annual lease expenses in connection with the subleases of such property.

See Item 2 of this Form 10-K for additional detail on our initial properties.

Our Strategy

We intend to enhance stockholder value by pursuing attractive lodging investments, whereby we can achieve superior risk-adjusted returns. Our core “turnaround” growth strategy involves purchasing, renovating and up-branding under-performing, full-service hotels. We believe that under-performing hotels that are poorly managed, that suffer from significant deferred maintenance and capital improvement, and that are not properly positioned in their respective markets can be acquired at attractive prices—well below the cost of new construction or performing hotels. By acquiring such properties, we believe we can create significant value and superior, risk-adjusted returns.

Investment Strategy. We intend to focus our investment activities on the following types of opportunities that involve the acquisition, renovation and up-branding of under-performing or functionally obsolete hotels with the goal of achieving a total investment that is substantially less than replacement cost of a hotel or the acquisition cost of a market performing hotel:

•	Deep Turn Opportunity: The acquisition of a hotel that is closed or functionally obsolete and requires a restructuring of both the business components of the operations as well as the physical plant of the hotel, including extensive renovation of the building, furniture, fixtures and equipment.

•	Shallow Turn Opportunity: The acquisition of an under-performing but structurally sound hotel that requires moderate renovation to re-establish the hotel in its market.

•	Up-branding Opportunity: The acquisition of properties that can be upgraded physically and enhanced operationally to qualify for what we view as higher quality franchise brands including Hilton, Doubletree, Crowne Plaza, Holiday Inn Select, Holiday Inn, Westin, Sheraton and Intercontinental. We refer to this as our up-branding strategy. This up-branding strategy may also be a component of our deep and shallow turn opportunities described above.

By pursuing deep and shallow turn opportunities and implementing our up-branding strategy, we hope to improve revenue and cash flow and increase the long-term value of the hotels we acquire.

Acquisition Strategy. Our acquisition strategy focuses on the pursuit of opportunities that (i) are in identified geographic “growth” markets, (ii) represent full-service mid-scale to upper upscale hotel properties, and (c) have significant barriers to entry for new product delivery. Our acquisition strategy is further detailed below:

•	Geographic “Growth Markets”: We focus on the Southeastern United States and Mid-Atlantic Regions. Our management team has a long history of operating in these geographic markets and remains confident in the long-term growth potential associated with this part of the United States. These markets are characterized by population growth, economic expansion, growth in new businesses, and growth in the resort, recreation, and leisure segments. We will continue to focus on these markets and will investigate other markets for acquisition objectives if we believe new markets provide the same long-term growth prospects.

•	Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall under the mid-scale to upper up-scale categories, as characterized by such brands as Holiday Inn and Hilton. We do not own economy branded hotels, nor do we pursue acquisitions in the luxury brand segment. Full-service hotels, with mid-scale to upper up-scale brands, that have successfully benefited from our turnaround strategy, offer our investors the highest quality returns on invested capital.

•	Barriers to Entry: We focus on hotels in prime locations that carry barriers to entry for delivery of new product inventory. Our acquisition strategy focuses on geographic brand management. We hope to ensure, through deal structures, that our acquisitions will benefit from the installation of brands that provide us with certain exclusive rights that will not dilute our acquisition with emerging product that utilizes the same brand and reservation systems.

Investment Vehicles. In pursuit of our investment strategy we will employ various traditional and non-traditional investment vehicles:

•	Direct Purchase Opportunity: Our traditional investment strategy is to acquire direct ownership interests in properties that meet our investment criteria, including opportunities that involve full-service mid-scale to upper up-scale properties in identified geographic “growth” markets that have significant barriers to entry for new product delivery. Such properties may or may not be acquired subject to a mortgage by the seller or third-party.

•	Condominium Investment Opportunity: We may also identify opportunities to acquire an interest in an operating or under-performing hotel or apartment asset that is being converted to a condominium hotel. Such an investment may involve one or more developers who would renovate the property, complete a condominium conversion, and sell the condominium units, after which we, through an affiliate, would purchase the commercial spaces and operate them as a hotel. Such an investment is an extension of our up-branding strategy whereby we would retain the services of MHI Hotels Services LLC, our management company, to operate the hotel and manage the rental units, and would seek a well-known national hotel franchise. During the third quarter of 2005, we entered into a purchase and sale contract with MCZ/Centrum Florida VI Owner, L.L.C. to purchase an interest in a hotel condominium property in Hollywood, Florida. We expect the renovation of this property to be completed in the fourth quarter 2006. The close of this transaction is contingent on a variety of factors including our ability to secure a franchise for the hotel.

•	Distressed Debt Opportunities: In sourcing acquisitions for our core turnaround growth strategy, we may pursue investments in debt instruments that are collateralized by under-performing hotel properties. In certain circumstances, we believe that owning these debt instruments is a way to (i) ultimately acquire the underlying real estate asset and (ii) provide a non-dilutive current return to our stockholders in the form of interest payments derived from the ownership of the debt. Our principal goal in pursuing distressed debt opportunities is ultimately to acquire the underlying real estate. By owning the debt, we believe that we may be in a position to acquire deeds to properties that fit our investment criteria in lieu of foreclosures.

•	Joint Venture/Mezzanine Lending Opportunities: We may, from time to time, undertake a significant renovation and rehabilitation project that we characterize as a “Deep Turn Opportunity”. In such cases, we may acquire a functionally obsolete hotel whose renovation may be very lengthy and require significant capital. In these projects, we may choose to structure such acquisitions in a joint venture, or mezzanine lending program, in order to avoid severe short-term dilution and loss of current income commonly referred to as the “negative carry” associated with such extensive renovation programs. Our joint venture and mezzanine programs would only be initiated to achieve the above-mentioned results. We will not pursue joint venture or mezzanine programs as a separate line of business, where we would become a “de facto” lender to the real estate community.

Portfolio Management Strategy. Our core strategy is intended to create value for stockholders by renovating, rehabilitating, repositioning, and up-branding hotel properties. Once these assets have benefited from this “turnaround” strategy, they become part of our core portfolio. We believe we can optimize performance within the portfolio by superior management practices and by timely and recurring capital expenditures to maintain and enhance the physical property.

We have engaged MHI Hotels Services, an eligible independent management company, to operate our hotels. MHI Hotels Services and its predecessor have been in continuous operation since 1957. By using MHI Hotels Services as our manager, we can capitalize on their extensive experience to seek above-average operating results. MHI Hotels Services operates in markets where we have had a presence for many years and its operations are driven by a focused sales, marketing and food and beverage strategy that is critical to the success of a full-service hotel.

Asset Disposition Strategy. When a property no longer fits with our investment objectives, we will pursue traditional and non-traditional means of disposal:

•	Direct Sale: Most commonly we will dispose of properties through a direct sale of the property for cash so that our investment capital can be redeployed according to the investment strategies outlined above.

•	Performing Hotel Opportunity/Capital Recycling: In certain circumstances, we may sell an existing hotel asset and replace such assets with a performing hotel that may not otherwise meet our traditional investment criteria. Under this asset disposition strategy, we will seek to purchase a performing hotel in connection with the requirements of a tax-free exchange. Such a strategy may be deployed in order to mitigate the tax consequences to the Company that a direct sale might cause. We may target for acquisition a performing hotel that, traditionally, is a hotel operating at or above market fair share in order to execute a tax-free exchange. In the event we elect to purchase a performing hotel, we would seek to maintain a positive contribution to our earnings.

Our Principal Agreements

Strategic Alliance Agreement

MHI Hotels Services is currently the management company for each of our hotels and our leased condominium resort property.

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

Lease Agreements

In order for us to qualify as a REIT, neither our company nor the operating partnership or its subsidiaries can operate our hotels directly. Our hotels are leased to our TRS Lessee, which has engaged MHI Hotels Services to manage the hotels. Each lease for the hotels will have a non-cancelable term of five years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

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

Management Agreement

Pursuant to the terms of a management agreement, we engaged MHI Hotels Services as the property manager for our six initial hotels and most recently, for our seventh hotel in Jacksonville, Florida. We intend to offer MHI Hotels Services the opportunity to manage any future hotels that we lease to our TRS Lessee.

Term

The management agreement has an initial term of 10 years for each of the initial hotels and a term of 10 years for each hotel acquired subsequent to our initial public offering. The term of the management agreement with respect to each hotel may be renewed by MHI Hotels Services, upon the mutual agreement of MHI Hotels Services and MHI TRS, subject to the satisfaction of certain performance tests, for two successive periods of five years each, provided that at the time the option to renew is exercised, MHI Hotels Services is not then in default under the management agreement. If at the time of the exercise of any renewal period MHI Hotels Services is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS Lessee may terminate the management agreement. If MHI Hotels Services desires to exercise any option to renew, it must give our TRS Lessee written notice of its election to renew the management agreement no less than 90 days before the expiration of the then current term of the management agreement.

Any amendment, supplement or modification of the management agreement must be in writing signed by all parties and approved by a majority of our independent directors.

Amounts Payable under the Management Agreements

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

The base management fee for each of our initial hotels and for any subsequently acquired hotels will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our initial hotels is as follows:

Existing Seven Hotel Properties

	2005	2006	2007
Holiday Inn Downtown Williamsburg	2.0%	2.5%	3.0%
Hilton Savannah DeSoto	2.0%	2.5%	3.0%
Hilton Wilmington Riverside	2.0%	2.5%	3.0%
Hilton Philadelphia Airport	2.0%	2.5%	3.0%
Holiday Inn Brownstone	2.0%	2.5%	3.0%
Hilton Jacksonville Riverfront	2.0%	2.0%	2.5%
Holiday Inn Laurel West	2.0%	2.5%	3.0%

Subsequently Acquired Hotel Properties

First full calendar year and any partial calendar year	2.0%
Second calendar year	2.5%
Third calendar year and thereafter	3.0%

The base management fee for a future hotel first leased other than on the first day of the fiscal year will be 2.0% for the partial year such hotel is first leased and for the first full fiscal year such hotel is managed. There is no fee cap on the base management fee.

The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels on an aggregate basis for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive fee may not exceed 0.25% of the aggregate gross revenue of all of the hotels included in the incentive fee calculation for the year in which the incentive fee is earned. The calculation of the incentive fee will not include results of hotels for the fiscal year in which they are initially leased, or for the fiscal year in which they are sold, and newly acquired or leased hotels will be included in the calculation beginning in the second full year such hotel is managed. In 2005, all of our properties qualified for inclusion in the incentive management fee calculation with the exception of the Holiday Inn Laurel West and the Hilton Jacksonville Riverfront.

Early Termination

The management agreement may be terminated as to one or more of the hotels earlier than the stated term, if certain events occur, including:

•	a sale of a hotel or the substitution of a newly acquired hotel for an existing hotel;

•	the failure of MHI Hotels Services to satisfy certain performance standards with respect to any of the future hotels or with respect to the six initial hotels after the expiration of the initial 10-year term;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or upon a default by MHI Hotels Services or us that is not cured prior to the expiration of any applicable cure periods.

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

New Acquisitions; Strategic Alliance Agreement

Pursuant to the strategic alliance agreement with MHI Hotels Services, we have agreed to engage MHI Hotels Services for the management of any future hotels unless a majority of our independent directors in good faith concludes, for valid business reasons, that another management company should manage these hotels. If the management agreement terminates as to all of the hotels covered in connection with a default under the management agreement, the strategic alliance agreement will also terminate.

Franchise Agreements

Our seven hotels operate under franchise licenses from national hotel companies.

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

Our TRS Lessee holds the franchise licenses for our hotels. MHI Hotels Services must operate each of our hotels it manages in accordance with and pursuant to the terms of the franchise agreement for the hotel.

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage;

•	marketing techniques including print media, billboards, and promotions standards; and

•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessee will be required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses our initial six hotel properties:

	Franchise Fee(1)	Marketing/Reservation Fee(1)	Expiration Date
Hilton Philadelphia Airport	5.0%	3.5%	11/30/14
Holiday Inn Brownstone	5.0%	2.5%	03/10/11
Holiday Inn Downtown Williamsburg	5.0%	2.5%	09/14/14
Hilton Wilmington Riverside	5.0%	3.5%	03/31/08
Hilton Savannah DeSoto	5.0%	3.5%	06/30/08
Hilton Jacksonville Riverfront	5.0%[2]	3.5%	04/01/06
Holiday Inn Laurel West	5.0%	2.5%	10/05/16

1	Percentage of room revenues payable to the franchisor.
2	A Crowne Plaza license agreement has been approved for the Hilton Jacksonville Riverfront. The capital improvement plan is scheduled for completion in the third quarter of fiscal 2006. The property will begin to operate as a Crowne Plaza in the second quarter.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. It is our current intention to adhere to these requirements and maintain our qualification for taxation as a REIT. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our net income that is distributed to stockholders. If we fail to qualify for taxation as a REIT in any taxable year, and no relief provision applies, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and we would be disqualified from re-electing treatment as a REIT until the fifth calendar year after the year in which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

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

Employees

As of March 15, 2006, we employed eight persons, four of whom work at our corporate office in Williamsburg, Virginia and four of whom work in our offices in Greenbelt, Maryland. All persons employed in the day-to-day operations of the hotels are employees of MHI Hotels Services, the management company engaged by our TRS Lessee to operate such hotels.

Available Information

We maintain an Internet site, http://www.mhihospitality.com, which contains additional information concerning MHI Hospitality Corporation. We make available free of charge through our Internet site all our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have also posted on this website our Code of Business Conduct and the charters of our Audit and Nominating, Corporate Governance and Compensation Committees of our board of directors. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

Item 1A. Risk Factors

An investment in our common stock involves various risks. The risks discussed herein can adversely affect our business, liquidity, operating results, and financial condition. This could cause the market price of our common stock to decline and could cause you to lose all or part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, and financial condition.

Risks Related to Our Business and Properties

Failure of the lodging industry to exhibit improvement would adversely affect our business plan and cause a decline in the value of our common stock.

A substantial part of our business plan is based on our belief that the lodging markets in which we invest are experiencing improving economic fundamentals. There can be no assurance that lodging industry fundamentals will continue to improve. In the event conditions in the industry do not continue to improve as we expect, our cash available for distribution would be less than anticipated.

Conflicts of interest could result in our executive officers and certain of our directors acting in a manner other than in our stockholders’ best interest.

Conflicts of interest relating to MHI Hotels Services, the entity that manages the properties, and the terms of its management agreement may lead to management decisions that are not in the stockholders’ best interest.

Conflicts of interest relating to MHI Hotels Services may lead to management decisions that are not in the stockholders’ best interest. MHI Hotels Services is owned and controlled by members of the Sims family, including Andrew Sims, our chairman, president and chief executive officer, Kim Sims and Christopher Sims, who serve on our board of directors, William Zaiser, our executive vice president and chief financial officer, and Steven Smith who is the Executive Vice President of MHI Hotels Services. MHI Hotels Services manages our hotel properties. In addition, MHI Hotel Services has a right of first offer to manage hotels we acquire in the future, subject to certain exceptions, and receives substantial management fees based on the revenues and operating profit of our hotels. Our management agreement with MHI Hotels Services, including the financial terms thereof, was not negotiated on an arm’s-length basis and may be less favorable to us than we could have obtained from third parties.

Our management agreement establishes the terms of MHI Hotels Services’ management of our hotels. Under certain circumstances, if we terminate our management agreement as to one of the hotels, we will be required to pay MHI Hotels Services a termination fee. If we were to terminate the management agreement with respect to all our hotels in connection with a sale of those hotels, the aggregate termination fee would be approximately $13.7 million. As majority owners of MHI Hotels Services, which would receive any management and management termination fees payable by us under the management agreement, Andrew Sims, William Zaiser, Kim Sims and Christopher Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so. In addition, Andrew Sims and William Zaiser will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

There can be no assurance that provisions in our bylaws will always be successful in mitigating conflicts of interest.

Under our bylaws, a committee consisting of only independent directors must approve any transaction between us and MHI Hotels Services or its affiliates or any interested director. However, there can be no assurance that these policies always will be successful in mitigating such conflicts, and decisions could be made that might not fully reflect the interests of all of our stockholders.

Certain of our officers and directors hold units in our operating partnership and may seek to avoid adverse tax consequences, which could result from transactions that would otherwise benefit our stockholders.

Holders of units, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Andrew Sims, William Zaiser, Kim Sims, Christopher Sims, and Edward Stein may have different objectives than holders of our common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These officers and directors may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest. Our tax indemnification obligations, which were not the result of arm’s-length negotiations and which apply in the event that we sell certain properties, could subject us to liability, which, as of December 31, 2005, were estimated to be $46.0 million, and limit our operating flexibility and reduce our returns on our investments.

Contractual obligations require us to nominate affiliates of the Sims family as two of our directors.

Pursuant to a strategic alliance agreement we entered into in December, 2004, MHI Hotels Services has a contractual right to nominate one person for election as a director, to our Company’s Board of Directors, and, pursuant to his employment agreement with us, Andrew Sims has the right to be nominated as a director. These provisions in effect provide the Sims family and their affiliates the right to nominate two of our directors. As discussed herein, such persons have conflicts of interest with our company.

Our executive officers and certain of our directors may experience conflicts of interest in connection with their ownership interests in our operating partnership.

Our executive officers and certain of our directors, which include Andrew Sims, Williams Zaiser, Kim Sims, Christopher Sims and Ed Stein, may experience conflicts of interest relating to their ownership interests in our operating partnership. These individuals, together with their affiliates owned as of December 31, 2005, in the aggregate, approximately 22.95% of the outstanding units in our operating partnership. Conflicts may arise as a result of these persons’ ownership interests as limited partners diverge from the interests of MHI Hospitality Corporation, particularly with regard to transactions such as sales of assets or the repayment of indebtedness, that could be in the best interests of MHI Hospitality Corporation and its stockholders, but may have adverse tax consequences to the limited partners in our operating partnership.

Our tax indemnification obligations, which were not the result of arm’s-length negotiations and which apply in the event that we sell certain properties, could subject us to liability, which we currently estimate to be approximately $46.0 million, and limit our operating flexibility and reduce our returns on our investments.

If we dispose of certain of our initial hotels, we would be obligated to indemnify the original contributors (including their permitted transferees and persons who are taxable on the income of a contributor or permitted transferee) against certain tax consequences of the sale pursuant to the tax indemnity agreements, the terms of which were not the result of arm’s-length negotiations. These original contributors include Andrew Sims, our chairman, president and chief executive officer, William Zaiser, our executive vice president and chief financial officer, and Kim and Christopher Sims, two of our directors. We have agreed to pay a certain amount of the contributor’s tax liability with respect to gain allocated to the contributor under Section 704(c) of the Internal Revenue Code if we dispose of a property contributed by the contributor in a taxable transaction during a “protected period,” which continues until the earlier of:

•	10 years after the contribution of such property; or

•	the date on which the contributor no longer owns, in the aggregate, at least 25% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

This tax indemnity will be equal to a certain amount of the federal and state income tax liability the contributor incurs with respect to the gain allocated to the contributor upon such sale based on a sliding scale percentage. Specifically, we will indemnify the contributors for 100% of their tax liability during the first five years after contribution, 50% during the sixth year, 40% during the seventh year, 30% during the eighth year, 20% during the ninth year and 10% during the tenth year. The terms of the tax indemnity agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. While the tax indemnities do not contractually limit our ability to conduct our business in the way we desire, we are less likely to sell any of the contributed properties in a taxable transaction during the protected period because of the significant tax liability we would have to the contributors. Instead, we would either hold the property for the entire protected period, or at least the first five years, or seek to transfer the property in a tax-deferred like-kind exchange.

As one year has elapsed since the properties were contributed, if we were to sell during the next four years in a taxable transaction the five initial hotels that were contributed to us in our initial public offering in exchange for units immediately after the closing of our initial public offering, our estimated total tax indemnification obligation to our indemnified contributors, including the gross-up payment, would be approximately $46.0 million.

Our agreements with MHI Hotels Services and its affiliates, including the contribution agreements, management agreement, strategic alliance agreement, subleases, partnership agreement of our operating partnership and employment agreements, were not negotiated on an arms’ length basis and may be less favorable to us than we could have obtained from third parties.

In connection with our initial public offering, we entered into various agreements with MHI Hotels Services and its affiliates, including contribution agreements, a management agreement, a strategic alliance agreement, subleases, the partnership agreement of our operating partnership and employment agreements. The terms of each of these agreements were determined by our management team who had conflicts of interest as described above and ownership interests in MHI Hotels Services and its affiliates. The terms of each of these agreements may be less favorable to us than we could have obtained from third parties.

Unanticipated expenses and insufficient demand for hotels we acquire in new geographic markets could adversely affect our profitability and our ability to make distributions to our stockholders.

As part of our business plan, we may develop or acquire hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our franchise brands. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than our existing hotels, while at the same time, we may incur substantial additional costs with these new hotel properties. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our profitability and our ability to make distributions to our stockholders.

We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel and as a result, our returns are dependent on the management of our hotels by MHI Hotels Services.

Under the terms of our management agreement with MHI Hotels Services and the REIT qualification rules, our ability to participate in operating decisions regarding the hotels is limited. We will depend on MHI Hotels Services to operate our hotels as provided in the management agreement. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, which we refer to as RevPAR, and average daily rates, we may not be able to force MHI Hotels Services to change its method of operation of our hotels. Additionally, in the event that we need to replace MHI Hotels Services or any other management companies in the future, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Our ability to make distributions to our stockholders is subject to fluctuations in our financial performance, operating results and capital improvements requirements.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to our stockholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements, which may be required by our franchisors, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors which will consider, among other factors, our financial performance, debt service obligations and debt covenants, and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash to fund distributions.

Among the factors which could adversely affect the results of our operations and our distributions to stockholders are the failure of MHI Hospitality TRS, LLC, our TRS Lessee, to make required rent payments because of reduced net operating profits or operating losses, increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors which could reduce the net operating profits of our TRS Lessee are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

We lease all of our hotels to our TRS Lessee. The TRS Lessee is subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. These risks can adversely affect the net operating profits of our TRS Lessee, our operating expenses, and our ability to make distributions to our stockholders.

We agreed to provide to certain of the contributors of our initial properties opportunities to guarantee liabilities of our operating partnership which may limit our ability to make similar opportunities available to owners of properties that we would like to purchase. This limitation may adversely affect our ability to acquire properties in the future.

Under certain of the tax indemnification agreements, we agreed to use commercially reasonable efforts during the protected period to make available to certain contributors opportunities to guarantee liabilities of our operating partnership. By guaranteeing liabilities of the operating partnership, the contributors will be entitled to defer recognition of gain in connection with the contribution of certain hotels. As a consequence of the allocation of debt to them for tax purposes by virtue of guaranteeing the liabilities of the operating partnership, contributors will not be deemed to have received a distribution under the applicable provisions of the Code. In the case of our tax indemnification obligation, the protected period continues until the earlier of:

•	10 years after the contribution of such property; or

•	the date on which the contributor no longer owns, in the aggregate, at least 25% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

The obligation to make guarantee opportunities available to the contributors could adversely affect our ability to acquire additional properties in the future by reducing the amount of debt that could be guaranteed by other, future contributors.

Future debt service obligations could adversely affect our overall operating results, may require us to liquidate our properties, may jeopardize our tax status as a REIT and limit our ability to make distributions to our stockholders.

While we intend to maintain target debt levels of 45-55% of total assets, our board of directors may change this debt policy at any time without stockholder approval. In addition, we entered into a $23.0 million revolving credit facility, which has a term of three years, and our borrowings under the credit facility are expected to bear interest at a floating interest rate of 30 day LIBOR plus 2.50%. The LIBOR rate on December 31, 2005 was 4.39%. The primary collateral for the credit facility is a first mortgage on the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. We must satisfy certain financial and non-financial covenants. As of December 31, 2005, we were in compliance with all the required covenants. Failure to satisfy these covenants and conditions would create a default under this credit facility, and the lender could require us to immediately repay all outstanding indebtedness under the credit facility. The line has a balance of $3.5 million as of December 31, 2005. The Company intends to use the Line of Credit to acquire, repair or renovate properties, and for working capital. We and our subsidiaries may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

•	our cash flow from operations will be insufficient to make required payments of principal and interest;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

•	our debt service obligations on floating rate debt will increase as interest rates rise;

•	the terms of any refinancing will not be as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our ability to make distributions to our stockholders and the market price of our common stock.

If we violate covenants in the agreements governing future indebtedness, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.

If we incur debt in the future and do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. We may place mortgages on our hotel properties to secure our line of credit or other debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those properties to foreclosure. Also, covenants applicable to our debt could impair our planned strategies and, if violated, result in a default of our debt obligations.

We are subject to risks of increased hotel operating expenses and decreased hotel revenues.

Our leases with our TRS Lessee provide for the payment of rent based in part on gross revenues from our hotels. Our TRS Lessee is subject to hotel operating risks including decreased hotel revenues and increased hotel operating expenses, including but not limited to the following:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.

Any increases in these operating expenses can have a significant adverse impact on the TRS Lessee’s ability to pay rent and other operating expenses and, consequently, our earnings and cash flow.

Operating our hotels under franchise agreements could increase our operating costs and lower our net income.

Our hotels operate under franchise agreements, which subject us to risks in the event of negative publicity related to one of our franchisors.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we, our lessee and our management company follow their standards. Failure by us, our TRS Lessee or our management company to maintain these standards or other terms and conditions could result in a franchise license being cancelled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of continuing a franchise license, a franchisor could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise license, or to operate the hotel without a franchise license. The loss of a franchise license could significantly decrease the revenues at the hotel and reduce the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition and results of operations and reduce our cash available for distribution to stockholders.

Our executive officers have very limited experience operating a public company or a REIT, which could increase our general and administrative costs and reduce our cash available for distributions.

Prior to the completion of our initial public offering in December 2004, none of our senior executive officers had any experience operating a public company or a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions. As a result, we may incur higher general and administrative expenses than our competitors that are managed by persons with greater experience operating a public company or a REIT, which would reduce our net income and cash available for distribution.

Future acquisitions may not yield the returns expected, may result in disruptions to our business, may strain management resources and may result in stockholder dilution.

Our business strategy may not ultimately be successful and may not provide positive returns on our investments. Acquisitions may cause disruptions in our operations and divert management’s attention away from day-to-day operations. The issuance of equity securities in connection with any acquisition could be substantially dilutive to our stockholders.

Our net income would be adversely affected if our leases for the resort property are terminated or if the sub-lessees have insufficient net income to pay rent.

If the Shell Island resort property leases are terminated, our sublease agreements for the resort property will also be terminated. The property leases may be terminated by the resort property’s homeowners’ association if MHI Hotels, LLC or MHI Hotels Two, Inc., two of our affiliates, breach certain provisions under the leases. The leases may also be terminated by the homeowners’ association if MHI Hotels, LLC or MHI Hotels Two, Inc.

serves as central rental agent for less than 80 of the 160 rental units at the resort. Upon termination of these subleases, MHI Hotels, LLC and MHI Hotels Two, Inc. would be unable to meet their payment obligations, and we would no longer receive the fixed annual amount of approximately $640,000, less our lease payments of $120,000 to the resort property’s homeowners’ association. In addition, the ability of MHI Hotels, LLC and MHI Hotels Two, Inc. to make rent payments is dependent upon generating revenues from the operation of the resort properties. Although MHI Hotels Services has agreed to make capital contributions to MHI Hotels, LLC and MHI Hotels Two, Inc. in an amount sufficient to cure their defaults under the sublease agreements, MHI Hotels Services has nominal assets, and is dependent on management fee income. In such event, our net income could be adversely affected, and we may be required to write off our investment in the Shell Island Resort property leases.

We may realize reduced revenue because our management company may experience conflicts of interest in connection with the management of the resort property.

MHI Hotels Services may experience conflicts of interest in connection with the management of our resort property and one of our initial hotel properties, which are located less than one mile from each other, and its continued management of an additional resort property not owned by us and located nearby in the same geographic market. The fees MHI Hotels Services earns for managing our properties are largely fixed under our management agreement with MHI Hotels Services and may be less than the fees it earns for managing the resort property that we do not own or lease. Because MHI Hotels Services handles the reservations for all of these properties, MHI Hotels Services may have a greater financial incentive to direct guests to the resort property that we do not own or lease.

Geographic concentration of our initial hotels will make our business vulnerable to economic downturns in the Mid-Atlantic and Southeastern United States.

Our seven hotels are located in the Mid-Atlantic and Southeastern United States. Economic conditions in the Mid-Atlantic and Southeastern United States will significantly affect our revenues and the value of our hotels. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in these areas. Any resulting oversupply or reduced demand for hotels in the Mid-Atlantic and Southeastern United States and our markets in particular would therefore have a disproportionate negative impact on our revenues and limit our ability to make distributions to stockholders.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase debt service requirements on our floating rate debt, including any borrowings under our proposed credit facility, which permits us to borrow up to $23.0 million. Any borrowings under our proposed credit facility will have floating interest rates of 30-day LIBOR plus 2.5%. We currently do not intend to engage in interest rate protection in the form of swap agreements, interest rate cap contracts or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations. If we were to engage in any hedging transactions, they would have to be structured so as to not jeopardize our status as a REIT.

We are a new company with limited operating history, and we might not be able to operate our business or implement our operating policies and strategies successfully, which could negatively impact our ability to make distributions and cause you to lose all or part of your investment.

We were incorporated in Maryland in August 2004 and have only operated our business since the close of our initial public offering on December 21, 2004. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our business objectives and that the value of your investment could decline substantially. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our operating policies and strategies as described in this report, it could negatively impact our ability to make distributions and cause you to lose all or part of your investment.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturers’ financial condition and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals, which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners or co-venturers. For example, we may be required to guarantee indebtedness incurred by a partnership, joint venture or other entity for the purchase or renovation of a hotel property. Such a guarantee may be on a joint and several basis with our partner or co-venturer in which case we may be liable in the event such party defaults on its guaranty obligation.

Investments in condominium hotels may be adversely affected by state and local regulations as well as unit owner participation.

We may identify opportunities to acquire an interest in a hotel, apartment building or other real estate asset that is being converted to or developed for use as a condominium hotel. The offer and sale of condominiums is subject to federal, state, and local regulations. Failure by the condominium developer to comply with these regulations may lead, among others, to the unit owners’ right to rescind the purchase of the unit. Such a rescission could adversely impact the operation of the condominium hotel. State and local jurisdictions have complex and varying condominium laws and related regulations that govern their use and re-sale. These laws and regulations may contain limitations and restrictions that could impact the economic benefits derived from investing in a condominium hotel. In addition, economic benefits, of an investment in a condominium hotel, which are already affected by the state of the local lodging industry, will vary depending upon the number of condominium units that are included in the operations of the hotel.

Risks Related to the Hotel Industry

Our ability to make distributions to our stockholders may be affected by factors in the lodging industry.

Operating Risks

Our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

These factors could reduce the net income of our TRS Lessee, which in turn could adversely affect our ability to make distributions to our stockholders.

Competition for Acquisitions

We compete for investment opportunities with entities that have substantially greater financial resources than we do. These entities generally may be able to accept more risk than we can prudently manage. This competition may generally limit the number of suitable investment opportunities offered to us. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

Seasonality of Hotel Business

The hotel industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues and to make distributions to our stockholders.

Investment Concentration in Particular Segments of Single Industry

Our entire business is lodging-related. Therefore, a downturn in the lodging industry, in general, and the segments in which we operate, in particular, will have a material adverse effect on amounts available for distribution to our stockholders.

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, our lenders will likely require that we set aside annual amounts for capital improvements to our hotel properties. We expect the average lenders’ capital improvements reserve requirement for all of our hotels will be approximately 4% of gross sales. Based upon our hotels’ gross revenue in 2005, the average lender’s capital improvements reserve requirement for all of our hotels would have been approximately $2,314,000 based on an average 4% capital improvement reserves. For the year ended December 31, 2005, we spent approximately $9,066,000 on capital improvements to our hotels. We do not intend to reserve any additional funds for properties under renovation, specifically the Hilton Jacksonville Riverfront as we have already contributed $3.0 million to a reserve account. These capital improvements may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of all these capital improvements could adversely affect our financial condition and amounts available for distribution to our stockholders.

Hotel re-development is subject to timing, budgeting and other risks that would increase our operating costs and limit our ability to make distributions to stockholders.

We intend to acquire hotel properties from time to time as suitable opportunities arise, taking into consideration general economic conditions and seek to re-develop or reposition these hotels. Redevelopment of hotel properties involve a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	financing; and

•	governmental restrictions on the nature or size of a project.

We cannot assure you that any re-development project will be completed on time or within budget. Our inability to complete a project on time or within budget would increase our operating costs and reduce our net income.

The hotel business is capital intensive, and our inability to obtain financing could limit our growth.

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. The lenders under some of the mortgage debt that we assumed in our initial public offering require us to set aside varying amounts each year for capital improvements at our hotels. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. As a result, our ability to fund capital expenditures, acquisitions or hotel development through retained earnings is very limited. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our charter nor our bylaws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

The events of September 11, 2001, recent economic trends, the military action in Afghanistan and Iraq and prospects for future terrorist acts and military action have adversely affected the hotel industry generally, and these adverse effects may continue.

Before September 11, 2001, hotel owners and operators had begun experiencing declining RevPAR, as a result of the slowing U.S. economy. The terrorist attacks of September 11, 2001 and the after-effects (including the prospects for more terror attacks in the United States and abroad), combined with economic trends and the

U.S.-led military action in Afghanistan and Iraq, substantially reduced business and leisure travel and lodging industry RevPAR generally. We cannot predict the extent to which these factors will directly or indirectly impact your investment in our common stock, the lodging industry or our operating results in the future. Declining RevPAR at hotels that we acquire would reduce our net income and restrict our ability to fund capital improvements at our hotels and our ability to make distributions to stockholders necessary to maintain our status as a REIT. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the markets on which shares of our common stock will trade, the lodging industry at large and our operations in particular.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We intend to maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, losses from foreign terrorist activities such as those on September 11, 2001 or losses from domestic terrorist activities such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. Initially, we do not expect to obtain terrorism insurance on our hotel properties because it is costly. Lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could reduce our net income and limit our ability to obtain future financing.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental Matters

Our hotels may be subject to environmental liabilities. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

There may be unknown environmental problems associated with our properties. If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership interest.

The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to stockholders.

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

General Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties or mortgage loans in our portfolio in response to changing economic, financial and investment conditions is limited.

The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts such as those that occurred on September 11, 2001.

We may decide to sell our hotels in the future. We cannot predict whether we will be able to sell any hotel property or loan for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property or loan.

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to stockholders.

Our hotels may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, the presence of significant mold could expose us to liability from our guests, employees or our management company and others if property damage or health concerns arise.

Risks Related to Our Organization and Structure

Our failure to qualify as a REIT under the federal tax laws will result in substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

The federal income tax laws governing REITs are complex.

We intend to operate in a manner that will maintain our qualification as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. We have not applied for or obtained a ruling from the Internal Revenue Service that we will qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT.

Failure to make distributions could subject us to tax.

In order to maintain qualification as a REIT, each year we must pay out to our stockholders in distributions at least 90% of our REIT taxable income, excluding net capital gain. To the extent that we satisfy this distribution minimum, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than the minimum amount specified under federal tax laws. Our only source of funds to make these distributions comes from rent and dividends we receive from our TRS Lessee, which in turn receives revenues from hotel operations. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

Failure to qualify as a REIT would subject us to federal income tax.

If we fail to remain qualified as a REIT in any taxable year (including, but not limited to, a failure resulting from not making the minimum required distribution), and if the relief provisions were not to apply, we will be subject to federal income tax on our taxable income. If we fail to qualify as a REIT, we would not be required to make any distributions. In addition, any distributions that we do make will not be deductible by us. This would substantially reduce our earnings, our cash available to pay distributions, and your yield on your investment.

The resulting tax liability might cause us to borrow funds, liquidate some of our investments, or take other steps that could negatively affect our operating results in order to pay any such tax. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement and the relief provisions did not excuse our failure to qualify as a REIT, or if we voluntarily revoke our election, we generally would be disqualified from re-electing treatment as a REIT until the fifth calendar year after the year in which we failed to qualify as a REIT.

Failure to qualify as a REIT may cause us to reduce or eliminate distributions to our shareholders, and we may face increased difficulty in raising capital or obtaining financing.

If we fail to remain qualified as a REIT, we may have to reduce or eliminate any distributions to our stockholders in order to satisfy our income tax liabilities. Any distributions that we do make to our stockholders would be treated as taxable dividends to the extent of our current and accumulated earnings and profits. This may result in negative investor and market perception regarding the market value of our common stock, and the value of your shares of our common stock may be reduced. In addition, we may face increased difficulty in raising capital or obtaining financing if we fail to qualify or remain qualified as a REIT because of the resulting tax liability and potential reduction of our market valuation.

MHI Holding and our TRS Lessee increase our overall tax liability.

MHI Holding and our TRS Lessee are subject to federal and state income tax on their taxable income, which will consist of the revenues from the hotels leased by our TRS Lessee, net of the operating expenses for such hotels and rent payments to us. Accordingly, although our ownership of our TRS Lessee will allow us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRS Lessee is available for distribution to us.

We will incur a 100% excise tax on transactions with MHI Holding and our TRS Lessee that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by our TRS Lessee to us exceeds an arm’s-length rental amount, such amount potentially will be subject to this excise tax. We intend that all transactions between us and MHI Holding and our TRS Lessee will be conducted on an arm’s-length basis and, therefore, that the rent paid by our TRS Lessee to us will not be subject to this excise tax.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets. For example:

•	We will be required to pay tax on undistributed REIT taxable income.

•	We may be required to pay “alternative minimum tax” on our items of tax preference.

•	If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business.

•	MHI Holding is a fully taxable corporation and is required to pay federal and state taxes on its income, which will consist of the revenues from the hotels leased from our operating partnership, net of the operating expenses for such hotels and rent payments to us.

Our ability to effect a merger or other business combination transaction may be restricted by our operating partnership agreement.

Conflicts of interest relating to a merger or other business combination transactions involving our change of control may occur between us and Andrew Sims, our chairman, president and chief executive officer, William Zaiser, our executive vice president and chief financial officer and Kim Sims, Christopher Sims, and Edward Stein, three of our directors. Our operating partnership’s agreement of limited partnership provides that the holders of 66.7% of the outstanding limited partnership interests in our operating partnership (including our limited partnership interest in our operating partnership) must approve such a merger or other business combination transaction, unless the holders of 50% or more of the outstanding limited partnership interests (other than our limited partnership interest) approves such a merger or other business combination transaction. As of December 31, 2005, Andrew Sims, William Zaiser, Kim Sims, Christopher Sims and Ed Stein beneficially own approximately 22.9% of our outstanding limited partnership interests, and we own approximately 63.2%. Although our stockholders must approve a merger or other business combination transaction under applicable Maryland law, under our operating partnership agreement, limited partners, including certain of our officers and directors, must approve certain other business combination transactions involving us. These approval rights of limited partners may lead to conflicts of interest, which could result in decisions that do not fully reflect our best interests or the best interests of our stockholders.

In addition, in the event of a change of control of our company, the limited partners will have the right, for a period of 30 days following the change of control event, to cause the operating partnership to redeem all of the units held by the limited partners for a cash amount equal to the cash redemption amount otherwise payable upon redemption pursuant to the partnership agreement. This cash redemption right may make it more unlikely or difficult for a third party to propose or consummate a change of control transaction, even if such transaction were in the best interests of our shareholders.

Complying with REIT requirements may cause us to forego attractive opportunities that could otherwise generate strong risk-adjusted returns and instead pursue less attractive opportunities, or none at all.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for our stockholders.

Complying with REIT requirements may force us to liquidate otherwise attractive investments, which could result in an overall loss on our investments.

To maintain qualification as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. After January 1, 2006, if we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if the failure was due to reasonable cause and not to willful neglect. In this case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and we will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

Taxation of dividend income could make our common stock less attractive to investors and reduce the market price of our common stock.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. On May 28, 2003, the President signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act. Effective for taxable years beginning after December 31, 2002, and before January 1, 2009, the Jobs and Growth Tax Act generally reduced the maximum rate of tax applicable to individuals, trusts and estates on dividend income from regular C corporations to 15.0%. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders. As a result of the Jobs and Growth Tax Act, individual, trust, and estate investors could view stocks of non REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non REIT corporations are subject to lower tax rates for such investors.

Provisions of our charter may limit the ability of a third party to acquire control of our company.

Aggregate Share and Common Share Ownership Limits

Our charter provides that no person may directly or indirectly own more than 9.9% of the value of our outstanding shares of stock or more than 9.9% of the number of our outstanding shares of common stock. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their interest. Our board of directors has discretion to waive that ownership limit if the board receives evidence that ownership in excess of the limit will not jeopardize our REIT status.

Authority to Issue Stock

Our amended and restated Charter authorizes our board of directors to issue up to 49,000,000 shares of common stock and up to 1,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our stock, even if stockholders believe that a change of control is in their interest. We will be able to issue additional shares of stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded.

Provisions of Maryland law may limit the ability of a third party to acquire control of our company.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Additionally, Title 8, Subtitle 3 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price.

Provisions in our executive officers’ employment agreements and the strategic alliance agreement may make a change of control of our company more costly or difficult.

Our employment agreements with our chief executive officer, chief operating officer and our chief financial officer contain provisions providing for substantial payments to these officers in the event of a change of control of our company. Specifically, if we terminate the executive’s employment without cause or the executive resigns with good reason, which includes a failure to nominate Mr. Sims to our board of directors or his involuntary removal from our board of directors, unless for cause or vote by the stockholders, or if there is a change of control, each of the executives is entitled to the following

•	any accrued but unpaid salary and bonuses;

•	vesting of any previously issued stock options and restricted stock;

•	payment of the executive’s life, health and disability insurance coverage for a period of five years following termination;

•	any unreimbursed expenses; and

•	a severance payment equal to five times the executive’s combined salary base and actual bonus compensation for the preceding fiscal year.

In the event that Mr. Folsom’s employment is terminated without cause or he resigns for good reason, Mr. Folsom is entitled to received the sum of the following amounts: any accrued but unpaid salary and bonuses; issuance and vesting of any previously granted stock options or restricted stock (including ungranted shares conditioned upon and in consideration of Mr. Folsom’s employment through dates set forth in the employment agreement), payment of life, health and disability insurance coverage for a period of three years following termination, and unreimbursed expenses; and a severance payment equal to three times of the executive’s combined salary and actual bonus compensation for the preceding fiscal year.

In addition, the executives will receive additional payments to compensate them for the additional taxes, if any, imposed on them under Section 4999 of the Internal Revenue Code by reason of receipt of excess parachute payments.

These provisions may make a change of control of our company, even if it is in the best interests of our stockholders, more costly and difficult and may reduce the amounts our stockholders would receive in a change of control transaction.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.

In order to maintain our REIT qualification, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year (other than the first year for which a REIT election is made). To preserve our REIT qualification, our charter contains a 9.9% aggregate share ownership limit and a 9.9% common share ownership limit. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

If anyone transfers shares in a way that would violate the aggregate share ownership limit or the common share ownership limit, or prevent us from continuing to qualify as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit or the common share ownership limit. If this transfer to a trust fails to prevent such a violation or our continued qualification as a REIT, then we will consider the initial intended transfer to be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the aggregate share ownership limit, the common share ownership limit or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

The board of directors’ revocation of our REIT status without stockholder approval may decrease our stockholders’ total return.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

The ability of our board of directors to change our major corporate policies may not be in your interest.

Our board of directors determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our stockholders.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our chairman, president and chief executive officer, Andrew Sims; our executive vice president and chief operating officer, David Folsom; and our executive vice president and chief financial officer William Zaiser, to manage our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 15, 2006, we owned the following seven hotel properties:

Property	Number of Rooms	Location
Hilton Philadelphia Airport	331	Philadelphia, Pennsylvania
Hilton Savannah DeSoto	246	Savannah, Georgia
Holiday Inn Downtown Williamsburg	136	Williamsburg, Virginia
Holiday Inn Brownstone	187	Raleigh, North Carolina
Hilton Wilmington Riverside	274	Wilmington, North Carolina
Hilton Jacksonville Riverfront	292	Jacksonville, Florida
Holiday Inn Laurel West	207	Laurel, Maryland

Total number of rooms	1,673

The Company also owns two spaces two commercial units at the Shell Island Resort, a condominium resort property located in Wrightsville Beach, North Carolina.

One lease relates to the restaurant, kitchens, meeting rooms, ballroom, laundry, maintenance shop, offices and certain maid closets. The second lease relates to the resort’s common areas and includes the lobby, swimming pools, outdoor café, front desk, back office, gift shop, certain storage areas, and ingress and egress throughout the building including parking areas.

Item 3. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on the American Stock Exchange under the symbol “MDH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on the American Stock Exchange:

	Price Range
	High	Low
Year Ended December 31, 2004
Fourth Quarter(1)	$9.97	$8.75

Year Ended December 31, 2005
First Quarter	$10.05	$8.50
Second Quarter	$9.80	$9.00
Third Quarter	$10.70	$9.05
Fourth Quarter	$9.97	$8.80

(1)	Our common stock commenced trading on the American Stock Exchange on December 17, 2004.

The closing price of our common stock on the American Stock Exchange on March 15, 2006 was $9.40 per share.

Stockholder Information

As of March 15, 2006, there were x,xxx holders of our common stock, including shares held in “street name” by nominees who are record holders and shares held by beneficial owners.

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Dividend and Distribution Information

We elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles. The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessee, and in turn, upon the management of our properties by our hotel manager. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS may retain any after-tax earnings.

In January 2005, we declared our first dividend payment of $0.17 per common share for the quarter ended March 31, 2005. The dividend was paid on April 11, 2005. In April 2005, we declared a dividend payment of

$0.17 per common share for the quarter ended June 30, 2005. The dividend was paid on July 11, 2005. In July 2005, we declared a dividend payment of $0.17 per common share for the quarter ended September 30, 2005. The dividend was paid on October 11, 2005. In October 2005, we declared a dividend payment of $0.17 per common share for the quarter ended December 31, 2005. The dividend was paid January 11, 2006. We intend to continue to declare quarterly distributions to our stockholders. The amount of future distributions will be based upon quarterly operating results, general economic conditions, capital improvements, the Internal Revenue Code’s annual distribution requirements, and other factors, which our board of directors deem relevant.

It em 6. Selected Financial Data

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

The financial data for MHI Hotels Services Group is comprised of financial information for the entities and interests formerly under common ownership and control by Edgar Sims, Jr., Jeanette Sims, Andrew Sims, Kim Sims and Christopher Sims. MHI Hotels Services Group formerly included three of our initial hotel properties: the Holiday Inn Downtown Williamsburg, the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. Ownership interests in the entities that owned these properties were contributed to our operating partnership upon the completion of our initial public offering. The following selected historical financial data for MHI Hospitality Corporation for the year ended December 31, 2005 and the period December 21, 2004 to December 31, 2004, and for MHI Hotels Services Group for the period January 1, 2004 to December 20, 2004 and the years ended December 31, 2003, 2002 and 2001 were derived from audited combined financial statements contained elsewhere in this Annual Report on Form 10-K. These financial statements have been audited by PKF Witt Mares, PLC (formerly Witt, Mares & Company, PLC) our independent registered public accounting firm. The audited historical financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

The information presented below is only a summary and does not provide all of the information contained in our financial statements and those of our predecessor entities, including notes and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

SELECTED HISTORICAL FINANCIAL DATA

	MHI Hospitality Year Ended December 31, 2005	MHI Hospitality Period from December 21, 2004 to December 31, 2004	MHI Hotels Services Group Period From January 1, 2004 to December 20, 2004	MHI Hotels Services Group Year Ended December 31,
				2003	2002	2001
Statement of Operations
Total Revenues	$57,855,561	$659,158	$25,871,865	$24,435,206	$23,959,027	$24,109,017
Total Operating Expenses excluding depreciation and amortization	(47,225,699)	(4,774,695)	(20,250,763)	(19,540,957)	(18,921,439)	(18,976,588)
Depreciation and amortization	(4,309,575)	(172,899)	(1,714,734)	(2,045,250)	(2,236,136)	(2,167,706)
Net Operating Income (Loss)	6,320,287	(4,288,436)	3,906,368	2,848,999	2,801,452	2,964,723
Interest Income	126,741	340	1,753	3,668	9,379	29,575
Interest Expense	(2,802,230)	(57,437)	(2,228,427)	(2,369,422)	(2,481,528)	(2,579,493)
Other Income—net	(235,378)	—	(90,877)	(191,312)	(226,478)	(765,841)
Minority Interest	(1,436,064)	1,611,311	(595,539)	(152,097)	(224,864)	(206,708)
Income Tax Benefit	508,095	200,000	—	—	—	—
Net Income (Loss)	$2,481,451	$(2,534,222)	$993,278	$139,836	$(122,039)	$(557,744)

Statement of Cash Flows
Cash from (used in) Operations—net	$6,439,636	$(2,980,647)	$3,098,610	$2,710,595	$2,068,531	$4,374,020
Cash from (used in) Investing—net	(15,760,313)	(58,120,919)	(892,300)	(2,397,600)	(1,372,064)	(1,147,231)
Cash from (used in) Financing—net	1,508,134	69,415,919	(2,125,840)	(400,011)	(974,065)	(2,527,241)
Net Increase (Decrease) in Cash	(7,812,543)	8,314,353	80,470	(87,016)	(277,598)	699,548

Balance Sheet
Total Assets(1)	$118,385,923	$94,232,244	$—	$30,757,456	$30,600,738	$33,315,565
Total Long-Term Debt including Current Portion(1)	42,686,943	27,753,188	—	29,640,738	30,548,250	31,591,771
Total Current and Long-Term Liabilities(1)	53,364,455	33,366,674	—	32,924,595	33,678,765	35,904,496
Minority Interest(1)	21,805,572	21,118,257	—	(521,268)	(489,365)	(673,405)
Total Owners’ Equity (Deficit)(1)	43,215,896	39,747,313	—	(1,645,871)	(2,588,662)	(1,915,525)

Operating Data
Number of Rooms(2)	1,673	1,383	657	657	657	657
Number of Room Nights(2)	551,661	15,213	231,859	239,805	239,805	239,805
Occupancy Percent(3)	67.7%	37.9%	69.4%	67.3%	66.3%	67.4%
Average Daily Rate (ADR)(3)	$101.90	$77.21	$104.50	$98.10	$98.48	$98.53
RevPAR(3)	$68.96	$29.29	$72.48	$66.01	$65.30	$66.42

Additional Financial Data
FFO(4)	$8,462,468	$(6,972,633)	$3,303,551	$2,338,318	$2,338,961	$2,009,157
Earnings Per Share	$0.37	$(0.42)	$—	$—	$—	$—

(1)	As of the period end.
(2)	Number of Rooms reflects the number of rooms in operation at the end of the period. Number of Room Nights represents the number of room nights available for sale during the period.
(3)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. Average Daily Rate, ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. Revenue Per Available Room, RevPAR, is calculated by dividing the total daily room revenue by the total daily number of rooms available.
(4)	Funds from Operations, FFO, is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non- cash items such as real estate asset depreciation and amortization, and after adjustment for any minority interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required GAAP presentations, has improved the understanding of the operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs. Below is a reconciliation of FFO to net income (loss).

Reconciliation of FFO	MHI Hospitality Corporation Year Ended December 31, 2005	MHI Hospitality Corporation December 21, 2004 – December 31, 2004	MHI Hotels Services Group January 1, 2004 – December 20, 2004	MHI Hotels Services Group Year Ended December 31, 2003	MHI Hotels Services Group Year Ended December 31, 2002
Net Income (Loss)	$2,481,451	$(2,534,221)	$993,278	$139,836	$(122,039)
Add Minority Interest	1,436,064	(1,611,311)	595,539	152,097	224,864
Add Depreciation and Amortization	4,309,575	172,899	1,714,734	2,045,250	2,236,136
Add Gain/Loss on Asset Disposal	235,378	—	—	1,135	—
Funds From Operations	$8,462,468	$(3,972,633)	$3,303,551	$2,338,318	$2,338,961

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue current and future opportunities in the full-service, upper upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering and sold 6,000,000 shares of common stock, resulting in net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. In conjunction with the initial public offering, we sold an additional 700,000 shares of common stock as a result of the exercise of the underwriters’ over-allotment option in January 2005, resulting in additional proceeds of approximately $6.5 million.

Concurrent with the completion of the initial public offering, we acquired six hotel properties. Our hotel portfolio currently consists of seven full-service, upper upscale and mid-scale hotels. The seventh hotel, the Hilton Jacksonville Riverfront, was acquired on July 22, 2005. We own a 100% interest in all of our hotels. We also have a leasehold interest in a resort condominium facility. As of December 31, 2005, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Downtown Williamsburg	136	Williamsburg, VA	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	274	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Hilton Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005

Total	1,673

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our Operating Partnership and we own an approximate 63.2% interest in our Operating Partnership, with the remaining interest being held by limited partners who were contributors hotel properties and related assets.

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

Results of Operations

The following table illustrates the key operating metrics for the years ended December 31, 2005 and 2004 for the seven properties that are in our current portfolio. In addition, the table illustrates similar metrics for the three hotels reflected in the financial statements of our accounting predecessor. MHI Hotels Services has managed all the properties during the time period with the exception of the Holiday Inn Laurel West (formerly the Best Western Maryland Inn) which it has only operated since we purchased the property in December 2004.

	Year Ended December 31,
	2005	2004
Current Portfolio(1)
Occupancy %	68.5%	70.7%
ADR	$103.18	$91.71
RevPAR	$70.64	$64.85

Predecessor Portfolio(1)
Occupancy %	70.0%	68.0%
ADR	$108.92	$104.82
RevPAR	$76.19	$71.24

(1)	The statistics presented for the current portfolio reflect the full-year metrics for all of the seven hotels in our portfolio at the end of 2005. The statistics presented for the predecessor portfolio reflect the full-year metrics for all of the three hotels reflected in the financial statements of the accounting predecessor.

The consolidated and combined financial information presented herein includes all the accounts of the Company beginning with its commencement of operations on December 21, 2004. Prior to that time, the information relates to MHI Hotels Services Group, the predecessor to MHI Hospitality Corporation for accounting purposes. Securities and Exchange Commission regulations require inclusion of predecessor financial information for the periods prior to MHI Hospitality Corporation’s commencement of operations.

The following table reflects key line items from our consolidated and combined statements of operations for the years ended December 31, 2005, 2004 and 2003.

	The Company Year Ended December 31, 2005	The Company Period from December 21, 2004 to December 31, 2004	The Predecessor Period from January 1, 2004 to December 20, 2004	Company and Predecessor Year Ended December 31, 2004	Favorable (Unfavorable) Change 2005 to 2004
Total Revenue	$57,855,561	$659,158	$25,871,865	$26,531,023	$31,324,538
Total Hotel Operating Expenses	45,154,053	972,077	20,250,763	21,222,840	(23,931,213)
Depreciation and Amortization	4,309,575	172,899	1,714,734	1,887,633	(2,421,942)
Corporate General & Administrative	2,071,646	3,802,618	—	3,802,618	1,730,972
Operating Income (Loss)	6,320,287	(4,288,436)	3,906,368	(382,068)	6,702,355
Interest Expense	(2,802,230)	(57,437)	(2,228,427)	(2,285,864)	(516,366)
Minority Interest	(1,436,064)	1,611,311	(595,539)	1,015,772	(2,451,836)
Income Tax Benefit	508,095	200,000	—	200,000	308,095
Net Income	$2,481,451	$(2,534,222)	$993,278	$(1,540,944)	$4,022,395

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue. Total revenue for the year ended December 31, 2005 was approximately $57.9 million, an increase of approximately $31.3 million or 118.1% from combined total revenue for the year ended December 31, 2004 of approximately $26.5 million for the Company and the Predecessor. The increase was primarily due to approximately $28.9 million of incremental revenues attributable to the acquisition of three hotel properties in December 2004 pursuant to the completion of the initial public offering and one hotel property in the third quarter of 2005. Revenues increased due to increases in both room revenue and food and beverage revenues.

Room revenues at our properties for the year ended December 31, 2005 increased approximately $3.4 million or 8.7% to approximately $38.0 million compared to combined room revenues in 2004. Most properties experienced ADR growth between 3% and 7%. A new mix of business, a strong market, and the completion of room renovations caused a significant increase in ADR at our Philadelphia property. Our efforts to re-position our property in Laurel, Maryland coupled with the completion of renovations also contributed to the significant increases in ADR at that property.

Food and beverage revenues at our properties for the year ended December 31, 2005 increased approximately $2.3 million or 13.4% to approximately $17.2 million compared to combined food and beverage revenues in 2004. We experienced the largest increase at our Laurel property, which was not included in the predecessor group or under the management of MHI Hotels Services prior to our initial public offering. This increase was due to a greater focus on banqueting and group sales.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $23.9 million or 112.8% for the year ended December 31, 2005 to approximately $45.2 million compared to combined hotel operating expenses in 2004, primarily due to approximately $22.2 million of incremental expense attributable to the acquisition of three hotel properties in December 2004 pursuant to the completion of the initial public offering and one hotel property in the third quarter of 2005.

Rooms expense at our properties for the year ended December 31, 2005 increased approximately $1.0 million or 9.4% to approximately $10.6 million compared to combined rooms expense in 2004. A decrease in costs related to the 2.24% drop in occupancy was offset by an increase in costs that vary directly to revenue. Additional cleaning costs were also incurred related to the renovations at our Williamsburg, Laurel and Philadelphia properties.

Food and beverage expenses at our properties for the year ended December 31, 2005 increased approximately $0.6 million or 4.8% to approximately $12.1 million compared to 2004 due mostly to the increase in food and beverage sales. Indirect expenses at our properties for the year ended December 31, 2005 increased approximately $0.8 million or 3.7% to approximately $21.7 million compared to 2004. Indirect expenses increased as a result of increased energy costs at all the properties and increased repairs and maintenance related to the renovations at our Williamsburg, Laurel and Philadelphia properties. The increases were partially offset by a reduction in management fees negotiated with MHI Hotels Services as part of the master management agreement executed pursuant to the initial public offering.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2005 increased approximately $2.4 million or 128.3% to approximately $4.3 million compared to combined depreciation and amortization expense in 2004. The increase in depreciation and amortization was attributable to the acquisition of three hotel properties and the leasehold interest in the commercial spaces at the Shell Island Resort in December 2004 and one hotel property in the third quarter of 2005. Apart from the acquisitions related to the initial public offering and in the third quarter of fiscal 2005, depreciation and amortization would have remained at approximately $1.9 million.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2005 decreased approximately $1.7 million or 45.5% compared to combined corporate general and administrative expense in 2004. Prior to the commencement of operations on December 21, 2004, there were no corporate expenses. Upon formation of the Company, start-up costs were recognized as well as costs associated with the amendment and restructuring of the management agreements. In addition, the Company recognized expense in 2004 for non-recurring ancillary legal and accounting costs not directly related to the offering.

Operating Income. Operating income for the year ended December 31, 2005 increased approximately $6.7 million compared to combined operating income in 2004 as a result of the operating results discussed above.

Interest Expense. Interest expense for the year ended December 31, 2005 increased approximately $0.5 million or 22.6% to approximately $2.8 million compared to combined interest expense in 2004, primarily due to the payoff of the mortgage on the Holiday Inn—Downtown Williamsburg upon formation of the Company, partially offset by interest attributable to the mortgage on the Hilton Jacksonville Riverfront acquired in July 2005.

Income Tax Benefit. Income tax benefit for the year ended December 31, 2005 increased approximately $0.3 million or 154.0% compared to the combined income tax benefit in 2004. Income tax benefits result from taxable operating losses incurred by our TRS lessee. The taxable operating loss incurred by our TRS lessee for the year ended December 31, 2005 was greater than the loss incurred in the period from December 21, 2004 to December 31, 2004. The entities that owned the hotels in the accounting predecessor were limited liability companies and a limited liability partnership and, no income tax benefit or provision for income tax is included in the financial statements for such entities.

Net Income(Loss). Net income for the year ended December 31, 2005 increased approximately $4.0 million to approximately $2.5 million from a loss of approximately $1.5 million in 2004 as a result of the operating results discussed above.

MHI Hospitality Corporation—Period from December 21, 2004 through December 31, 2004.

December 21, 2004 – December 31, 2004
ADR	$77.21
RevPAR	$29.29
Occupancy %	37.9%
Room Revenue	$438,603
Food and Beverage Revenue	$191,609
Total Operating Revenue	$659,158
Total Operating Expenses	$4,947,594
Depreciation and Amortization	$172,899
Operating Income	$(4,288,436)
Interest Expense	$57,437
Net Income	$(2,534,222)

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

Operating Income (Loss). The eleven day period resulted in an operating loss of $4.3 million.

Interest Expense. Interest Expense was $57,437 during the period from December 21, 2004 to December 31, 2004.

Income Tax Benefit. As a result of our operating losses for the period from December 21, 2004 through December 31, 2004, we recorded an income tax benefit of $200,000.

Net Income (Loss). During the eleven-day period from December 21, 2004 to December 31, 2004, we posted a net loss of $2.5 million. The loss reported was primarily attributable to one-time charges relating to the Company’s IPO, including a one-time fee of $2.0 million for the amendment and restructuring of management agreements and $1.6 million in formation and start-up costs.

MHI Hotels Services Group—Comparison of period from January 1, 2004 through December 20, 2004 to year ended December 31, 2003

	For the Year Ended		Variance	% Change
	January 1, 2004 – December 20, 2004	December 31, 2003
ADR	$104.50	$98.10	$6.40	6.5%
RevPAR	$72.48	$66.01	$6.47	9.8%
Occupancy %	69.4%	67.3%	2.1%	3.1%
Room Revenue	$16,859,415	$15,828,663	$1,030,752	6.5%
Food and Beverage Revenue	$8,123,306	$7,772,413	$350,893	4.5%
Total Operating Revenue	$25,871,865	$24,435,206	$1,436,659	5.9%
Total Operating Expenses	$21,965,497	$21,586,207	$379,290	1.8%
Depreciation and Amortization	$1,714,734	$2,045,250	$(330,516)	(16.2)%
Operating Income	$3,906,368	$2,848,999	$1,057,369	37.1%
Interest Expense	$2,228,427	$2,369,422	$(140,995)	(6.0)%
Net Income	$993,278	$139,836	$853,442	610.3%

With respect to the following discussion, note that the results of operations for 2004 include MHI Hotels Services Group’s activity for the period from January 1, 2004 through December 21, 2004 (354 days), whereas the 2003 results of operations include the full year.

Revenue. Total operating revenue increased 5.9% or $1.44 million in 2004 versus 2003. This increase was driven primarily by a 6.5% room revenue increase. All properties showed room revenue increases in 2004 versus 2003. Food and Beverage revenues also posted a positive 4.5% increase in 2004 versus 2003. This is partially due to increased occupancy, but also to an increase in banquet and meeting functions.

In 2004, ADR, RevPAR and Occupancy all increased over 2003 levels. ADR increased $6.40 or 6.5%. RevPAR increased 9.8% or $6.47, while occupancy was up 3.1% to 69.4% in 2004 versus 67.3% in 2003.

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

Operating Income. Operating Income increased by 37.1% or $1.1 million in 2004 versus 2003. The increase in Operating Income is directly attributable to strong expense controls and rising revenues. Increased ADR and occupancy have driven revenues up particularly in the Savannah and Wilmington markets.

Interest Expense—The decline in interest expense reflects the continued amortization of outstanding indebtedness. This, combined with reduced balances on lines of credit, resulted in lower interest expenses for the year.

Net Income—Net Income increased by 610.3% or $853,000. This reflects management’s ability to hold down operating costs while at the same time driving higher revenues higher. Combined with lower interest costs, this trend has allowed our predecessor to post a strong gain in 2004. We expect cost containment efforts to continue to be successful in the near term which, with improved occupancy rates in our markets, will contribute to potential improvements in net income.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of approximately $4.8 million, of which $4.3 million was in restricted reserve accounts and real estate tax escrows. Coincident with the purchase of the Hilton Jacksonville Riverfront Hotel, we placed $3.0 million into a capital improvement reserve with Mercantile Safe Deposit and Trust Company, the mortgagor’s trustee. We anticipate the renovations for the Jacksonville hotel to be completed in the first three quarters of fiscal 2006. We expect that the reserve will be sufficient to fund the planned renovations. The Company maintains a $23.0 million line of credit with BB&T Bank, of which $3.5 million has been drawn and remains outstanding on December 31, 2005. The line will be used to fund future acquisitions of new hotel companies and to provide working capital as necessary. We are currently in discussions to increase the availability under the line of credit.

Operating Requirements. The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. Cash flow provided by operating activities for the year ended December 31, 2005 was approximately $6.4 million. We expect that the net cash provided by operations will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with federal income tax laws which require us make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain. We declared dividends of $0.17 per share (unit) paid on April 11, 2005, July 11, 2005 and October 11, 2005, which we funded out of working capital.

On September 13, 2005, the Company entered into an agreement to purchase an interest in a condominium hotel property in Hollywood, Florida that last operated as the Ambassador Resort. The seller will renovate the hotel and complete a condominium conversion. Closing of the transaction is contingent on a variety of factors, including our ability to secure a franchise for the hotel. Purchase of the interest in the property and costs related to pre-opening expenses are expected to be incurred in fiscal 2006 and will total approximately $3.0 million. Such costs will be funded out of working capital.

Capital Expenditures. We have substantially completed the renovations at three of our initial hotels and have commenced renovations of the Hilton Jacksonville Riverfront, as discussed above. Approximately $7.9 million of the proceeds of the initial public offering were used during fiscal 2005 to fund renovations and capital improvements at these hotels. Cash flow used in investing activities for the year ended December 31, 2005 was approximately $15.8 million. Approximately $3.7 million was used in the purchase of the Hilton Jacksonville Riverfront Hotel. For the year ended December 31, 2005, expenditures for ongoing, recurring capital expenditures as well as renovations were $9.1 million.

Recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, are our most significant short-term liquidity requirements. During the next 12 months, we expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. With respect to two of our hotels, the reserve accounts are escrowed accounts with funds deposited monthly (5% of gross sales), and reserved for capital projects. The Hilton Savannah DeSoto and Hilton Wilmington Riverside have these reserve accounts. Our intent for the capital expenditures at all hotels is to maintain overall capital expenditures at 4% of gross revenue.

We have engaged Jones Lang LaSalle to market the Holiday Inn Downtown Williamsburg. In the event a potential purchaser is identified, the Company will endeavor to structure the disposition of the property as a “like-kind exchange” for tax purposes whereby the company can defer recognizing gain on the sale of the property if it follows certain procedures and meets certain conditions. In the event the Company is unable to reach an agreement with a potential purchaser to effect the transaction as a “like-kind exchange”, the property may be sold for cash in which case there may be expense associated with the tax indemnification agreement between the Company and the contributors of the property.

Debt service requirements on our borrowings impact our cash flows. The initial public offering and the related repayment of indebtedness on certain of our initial properties, the restructuring of management agreements and our execution of a new management agreement with lower management fees reduced our historical debt service and management fee payments and, consequently, improved cash flow and liquidity in fiscal 2005 versus prior periods.

Our long-term liquidity needs will generally include the funding of future acquisitions and development activity, the retirement of mortgage debt and amounts outstanding under our secured line of credit, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

•	The issuance by the operating partnership of the Company of secured and unsecured debt securities;

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties;

•	The issuance of additional shares of our common stock or preferred stock;

•	The issuance of additional units;

•	The selective disposition of non-core assets; and

•	The sale or contribution of some of our wholly owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions.

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

Mortgage Debt. We have approximately $42.7 million of outstanding debt. The following table sets forth the mortgage debt outstanding at December 31, 2005:

Property	Principal Balance as of December 31, 2005	Prepayment Penalties(1)	Interest Rate(2)	Maturity Date	Amortization Provisions
	(In thousands)
Hilton Savannah DeSoto	$10,175	yes	7.49%	Nov 2008	20 years
Hilton Wilmington Riverside	14,511	yes	8.22%	Mar 2008	20 years
Hilton Jacksonville Riverfront	18,000	(3)	8.00%	Jul 2010	None

1	As of December 31, 2005 the prepayment penalty for the Hilton Savannah DeSoto was $0.8 million and the prepayment penalty for the Hilton Wilmington Riverside was $1.3 million.
2	Fixed rate.
3	The note is not pre-payable until July 2009 at which time there is no penalty.

Contractual Obligations. The following table outlines our contractual obligations as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands). There were no other material off-balance sheet arrangements at December 31, 2005.

	Payments due by period (in thousands)
Contractual Obligations	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
Long-Term Debt Obligations	$42,687	$1,080	$23,607	$18,000	$—
Capital Lease Obligations	230	100	130	—	—
Operating Lease Obligations	2,035	263	463	463	846
Totals	$44,952	$1,443	$24,200	$18,463	$846

Off Balance Sheet Arrangements. We currently have no off-balance sheet arrangements.

Distributions to Stockholders. We have elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to our stockholders of at least 90% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessee, and in turn, upon the management of our properties by our hotel manager. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS may retain any after-tax earnings.

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

Geographic Concentration

Our hotels are located in North Carolina, Georgia, Virginia, Maryland, Pennsylvania and Florida.

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

There have been no charges for impairment recorded in 2005, 2004, 2003, 2002 or 2001.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2005. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”). EITF 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The adoption of EITF 03-13 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and

supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. The Company intends to adopt the provisions of SFAS 123R effective January 1, 2006. The impact to compensation expense related to the equity instruments outstanding as of December 31, 2005 is not material.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29”. This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Although we have not nor intend to do so, from time to time we may enter into interest rate hedge contracts such as collars, swaps, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2005, we had approximately $42.7 million of fixed-rate long-term debt and $3.5 million of variable-rate short-term debt. The weighted average interest rate on the fixed-rate long-term debt was 7.95%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Assuming that the amount outstanding under our line of credit remains at $3.5 million, the balance at December 31, 2005, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be $35,000.

As of December 31, 2004, we had approximately $27.8 million of fixed-rate long-term debt and no variable-rate debt. The weighted average interest rate on the fixed-rate long-term debt was 7.79%.

We currently have no interest rate hedge contracts.

Item 8. Financial Statements and Supplementary Data

MHI HOSPITALITY CORPORATION AND PREDECESSOR

AS OF DECEMBER 31, 2005 AND 2004

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	48

Balance Sheets for MHI Hospitality Corporation as of December 31, 2005 and 2004	49

Statements of Operations for MHI Hospitality Corporation for the year ended December 31, 2005 and the period from December 21, 2004 to December 31, 2004 and for the Predecessor for the period from January 1, 2004 to December 20, 2004 and for the year ended December 31, 2003	50

Statement of Owners’ Equity for MHI Hospitality Corporation for the year ended December 31, 2005 and the period from December 21, 2004 to December 31, 2004 and for the Predecessor for the period from January 1, 2004 to December 20, 2004 and for the year ended December 31, 2003	51

Statements of Cash Flows for MHI Hospitality Corporation for the year ended December 31, 2005 and the period from December 21, 2004 to December 31, 2004 and for the Predecessor for the period from January 1, 2004 to December 20, 2004 and for the year ended December 31, 2003	52

Notes to Consolidated and Combined Financial Statements	53

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2005	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MHI Hospitality Corporation

Williamsburg, Virginia

We have audited the accompanying consolidated balance sheets of MHI Hospitality Corporation and subsidiaries (Successor) as of December 31, 2005 and 2004, the related consolidated statements of operations, owners’ equity, and cash flows for the year ended December 31, 2005 and the period from December 21, 2004 to December 31, 2004 (Successor Periods), and the related combined statements of operations, owners’ equity and cash flows of MHI Hotel Services Group (Predecessor) for the period from January 1, 2004 to December 20, 2004 and for the year ended December 31, 2003 (Predecessor Periods). In connection with our audits of the consolidated financial statements of the Successor, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated and combined financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but nor for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of MHI Hospitality Corporation and subsidiaries as of December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for the Successor Periods in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, the aforementioned Predecessor combined financial statements present fairly, in all material respects, the results of operations and cash flows of MHI Hotels Services Group for the Predecessor Period, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective December 21, 2004, MHI Hospitality Corporation acquired all the outstanding equity interests of Capitol Hotel Associates, LP, LLP; Brownestone Partners, LLC; Savannah Hotel Associates, LLC; Philadelphia Hotel Associates, LP and Laurel Hotel Associates, LLC in a business combination accounted for as a reorganization of entities under common control with respect to the interests acquired from MHI Hotels Services Group and acquisition of minority interests recorded at fair market value from third parties. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than for the period before the acquisition and, therefore, is not comparable.

/s/ PKF Witt Mares, PLC

PKF Witt Mares, PLC

Williamsburg, Virginia

February 10, 2006

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED BALANCE SHEETS

	MHI Hospitality December 31, 2005	MHI Hospitality December 31, 2004
ASSETS
Investment in hotel properties, net	$105,986,366	$78,418,173
Cash and cash equivalents	501,810	8,314,353
Restricted cash	4,330,981	637,627
Accounts receivable	2,095,193	1,161,159
Accounts receivable-affiliate	242,362	400,216
Prepaid expenses, inventory and other assets	1,965,834	1,602,633
Shell Island lease purchase, net	3,088,235	3,500,000
Deferred financing costs, net	175,142	198,083

TOTAL ASSETS	$118,385,923	$94,232,244

LIABILITIES
Line of credit	$3,500,000	$—
Mortgage loans	42,686,943	25,753,188
Note payable related party	—	2,000,000
Accounts payable and accrued expenses	5,106,882	5,177,184
Dividends and distributions payable	1,803,973	—
Advance deposits	266,657	336,302
Due to affiliate	—	100,000

TOTAL LIABILITIES	53,364,455	33,366,674

Minority Interest in Operating Partnership	21,805,572	21,118,257

Commitments and contingencies (see Note 9)

OWNERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,704,000 shares and 6,004,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	67,040	60,040
Additional paid in capital	47,760,347	42,221,495
Accumulated deficit	(4,611,491)	(2,534,222)

TOTAL OWNERS’ EQUITY	43,215,896	39,747,313

TOTAL LIABILITIES AND OWNERS’ EQUITY	$118,385,923	$94,232,244

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	MHI Hospitality Year ended December 31, 2005	MHI Hospitality Period From December 21, 2004 to December 31, 2004	The Predecessor Period From January 1, 2004 to December 20, 2004	The Predecessor Year Ended December 31, 2003
REVENUE
Rooms department	$38,043,333	$438,603	$16,859,415	$15,828,663
Food and beverage department	17,162,652	191,609	8,123,306	7,772,413
Other operating departments	2,649,576	28,946	889,144	834,130

Total revenue	57,855,561	659,158	25,871,865	24,435,206

EXPENSES
Hotel operating expenses
Rooms department	10,617,708	156,380	4,336,704	4,143,106
Food and beverage department	12,071,025	196,817	5,767,897	5,563,915
Other operating departments	784,154	10,174	454,037	416,213
Indirect	21,681,166	608,706	9,692,125	9,417,723

Total hotel operating expenses	45,154,053	972,077	20,250,763	19,540,957

Depreciation and amortization	4,309,575	172,899	1,714,734	2,045,250
Corporate general and administrative
Startup costs	—	722,550	—	—
Management restructuring fee	—	2,000,000	—	—
Other	2,071,646	1,080,068	—	—

Total operating expenses	51,535,274	4,947,594	21,965,497	21,586,207

OPERATING INCOME	6,320,287	(4,288,436)	3,906,368	2,848,999

Other income (expense)
Interest expense	(2,802,230)	(57,437)	(2,228,427)	(2,369,422)
Interest income	126,741	340	1,753	3,668
Loss on disposal of assets	(235,378)	—	—	(1,135)
Loss from minority interests	—	—	(90,877)	(190,177)

Income before minority interest in operating partnership and income taxes	3,409,420	(4,345,533)	1,588,817	291,933

Minority interest in predecessor company	—	—	(595,539)	(152,097)
Minority interest in operating partnership	(1,436,064)	1,611,311	—	—
Income tax benefit	508,095	200,000	—	—

NET INCOME (LOSS)	$2,481,451	$(2,534,222)	$993,278	$139,836

Income (loss) per share	$0.37	$(0.42)	$—	$—
Weighted average number of shares outstanding	6,667,562	6,004,000	—	—

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENT OF OWNERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
The Predecessor
Balances at December 31, 2002	—	—	—	$(2,588,662)	$(2,588,662)
Net profit	—	—	—	139,836	139,836
Contributions from owners	—	—	—	1,123,454	1,123,454
Distributions to owners	—	—	—	(320,501)	(320,501)

Balances at December 31, 2003	—	—	—	(1,645,873)	(1,645,873)
Net profit	—	—	—	993,278	993,278
Contributions from owners	—	—	—	—	—
Distributions to owners	—	—	—	(1,349,250)	(1,349,250)

Balances at December 20, 2004	—	$—	$—	$(2,001,845)	$(2,001,845)

MHI Hospitality Corporation
Formations Transactions on December 21, 2004
Sale of common shares in connection with Initial public offering	6,000,000	$60,000	$59,940,000	$—	$60,000,000
Issuance of shares to directors	4,000	40	(40)	—	—
Underwriters fees, offering expenses and Issuance costs related to initial offering	—	—	(5,192,627)	—	(5,192,627)
Establish minority interest in operating partnership	—	—	(12,525,838)	—	(12,525,838)

Balances at December 21, 2004	6,004,000	60,040	42,221,495	—	42,281,535
Net loss	—	—	—	(2,534,222)	(2,534,222)

Balances at December 31, 2004	6,004,000	60,040	42,221,495	(2,534,222)	39,747,313
Sale of common shares in connection with over-allotment of initial public offering	700,000	7,000	6,993,000	—	7,000,000
Underwriters fees, offering expenses and issuance costs related to over- allotment	—	—	(490,000)	—	(490,000)
Adjustment to minority interest in operating partnership	—	—	(964,148)	—	(964,148)
Net Income	—	—	—	2,481,451	2,481,451
Dividends declared	—	—	—	(4,558,720)	(4,558,720)

Balances at December 31, 2005	6,704,000	$67,040	$47,760,347	$(4,611,491)	$43,215,896

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	MHI Hospitality Year ended December 31, 2005	MHI Hospitality Period From December 21, 2004 to December 31, 2004	The Predecessor Period From January 1, 2004 to December 20, 2004	The Predecessor Year Ended December 31, 2003
Cash Flows from Operating Activities:
Net Income	$2,481,451	$(2,534,222)	$993,278	$139,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,309,575	172,899	1,714,734	2,045,250
Loss on disposal of assets	235,378	—	—	1,135
Amortization of deferred financing costs	77,436	1,186	38,918	40,104
Equity in net (income) loss of partnership investments	—	—	90,877	190,177
Minority interest in operating partnership/ predecessor	1,436,064	(1,611,311)	595,539	152,097
Changes in assets and liabilities:
Restricted cash	(693,354)	—	90,825	64,285
Accounts receivable	(934,034)	(413,689)	(220,034)	146,125
Inventory, prepaid expenses and other assets	(390,789)	(1,328,243)	(152,422)	(72,314)
Accounts payable and accrued expenses	(70,300)	2,606,641	(135,627)	(42,028)
Advance deposits	(69,645)	126,092	82,522	45,928
Due from affiliates	57,854	—	—	—

Net cash provided by (used in) operating activities	6,439,636	(2,980,647)	3,098,610	2,710,595

Cash flows from investing activities:
Acquisition of hotel properties	(3,693,998)	(54,620,919)	—	—
Acquisition of leasehold interest	—	(3,500,000)	—	—
Improvements and additions to hotel properties	(9,066,315)	—	(927,689)	(1,278,647)
Contribution to restricted capital improvement reserve	(3,000,000)	—	—	—
Capital contributions to unconsolidated investments	—	—	(60,000)	(1,118,953)
Distributions from unconsolidated investments	—	—	95,389	—

Net cash used in investing activities	(15,760,313)	(58,120,919)	(892,300)	(2,397,600)

Cash flows from financing activities:
Proceeds from sale of common stock	7,000,000	60,000,000	—	—
Payment of issuance costs related to sale of common stock	(490,000)	(5,192,627)	—	—
Members’ capital contributed	—	13,470,248	60,000	1,123,454
Members’ capital distributed	—	—	(2,462,169)	(320,501)
Minority partner distributions	(1,962,085)	—	—	(184,000)
Dividends paid	(3,419,040)	—	—	—
(Payments on) proceeds of related party loans	(2,000,000)	1,138,298	(431,360)	(252,505)
Proceeds from line of credit	3,500,000	—	2,000,000	150,000
Payment of deferred financing costs	(54,496)	—	—	—
Payment of mortgage loans	(1,066,245)	—	(1,292,311)	(916,459)

Net cash provided by (used in) financing activities	1,508,134	69,415,919	(2,125,840)	(400,011)

Net increase (decrease) in cash and cash equivalents	(7,812,543)	8,314,353	80,470	(87,016)
Cash and cash equivalents at the beginning of the period	8,314,353	—	67,365	154,381

Cash and cash equivalents at the end of the period	$501,810	$8,314,353	147,835	67,365

Supplemental disclosures:
Cash paid during the period for interest	$2,612,197	$2,804	$2,228,427	$2,369,422

Non-cash investing and financing activities Seller’s note on purchase of Jacksonville Hilton	$18,000,000	$—	$—	$—

Issuance of units in operating partnership on purchase of Jacksonville Hilton	$913,482	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service upscale and mid-scale hotels located in primary and secondary markets in the mid-Atlantic and Southeastern regions of the United States. The hotels operate under well-known national hotel brands such as Hilton and Holiday Inn. The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). The Company utilized part of its net proceeds to repay approximately $25.0 million of mortgage indebtedness secured by the initial properties and paid an additional $16.9 million in cash related to the acquisition of the properties. The Company had approximately $12.9 million available in cash immediately following its formation.

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

The Company contributed all of the net proceeds from the IPO and the exercise of the underwriters’ over-allotment option to MHI Hospitality, L.P., a Delaware limited partnership (the “Operating Partnership”), in exchange for an approximate 63.7% general and limited partnership interest in the Operating Partnership as of January 19, 2005. The Operating Partnership used approximately $42.1 million of the net proceeds from the Company, along with 3,817,036 units of limited partnership interest, to acquire all of the equity interests in the entities that own or lease the initial properties.

On July 22, 2005, the Company acquired the Hilton Jacksonville Riverfront Hotel in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company (“Mercantile”) acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser. Pursuant to the terms of a Purchase Sale and Contribution Agreement dated May 20, 2005, MHI Hotels, LLC (“MHI Hotels”), an affiliate of MHI Hotels Services LLC, contributed furniture, fixtures and equipment used in the operation of the Hotel and assigned all other rights relating to the property to the purchaser in exchange for 90,570 units in the Operating Partnership valued at approximately $913,000.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 63.2% by the Company as of December 31, 2005, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation beginning with its commencement of operations on December 21, 2004. Prior to December 21, 2004, this report includes the financial statements of MHI Hotels Services Group (“MHI HSG”), which is not a legal entity, but rather a combination of three hotels that were

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

owned by various limited liability companies and a limited liability partnership that were controlled by affiliates of MHI Hotels Services, LLC (“MHI Hotels Services”) all of which were acquired by the Company concurrent with the completion of the IPO on December 21, 2004. MHI HSG is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of the predecessor for the periods prior to the Company’s commencement of operations. The predecessor statements of operations and cash flows for the year ended December 31, 2003 and the period from January 1, 2004 through December 20, 2004 include the operations of MHI HSG on a historical cost basis.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash—Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with MMA Realty Capital, Inc. (“MMA”, formerly The Mutual of New York Life Insurance Company). MMA holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. In addition, restricted cash includes the unexpended balance of a $3.0 million capital improvement reserve account for the Hilton Jacksonville Riverfront Hotel administered by Mercantile.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and mortgage loans. Due to their short maturities, or in the case of mortgage loans, interest rates in line with current interest rates, these financial instruments are carried at amounts that reasonably approximate fair value.

Investment in Hotel Properties—Investments in hotel properties are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project which constitute additions or improvements which extend the life of the property are capitalized.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 7 to 39 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

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

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

Inventories—Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees—Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2005 were $208,308. Amortization expense for the year and period from December 21, 2004 through December 31, 2004 was $25,087 and $59, respectively. For the period from January 1, 2004 through December 20, 2004 and the year ended December 31, 2003, amortization expense was $82,883, and $120,903, respectively.

Minority Interest in Operating Partnership—Certain hotel properties have been acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, rooftop leases and gift shop sales and rentals.

Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the statements of operations.

Income Taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to MHI Hospitality TRS, LLC, the Company’s wholly owned taxable REIT subsidiary. MHI Hospitality TRS, LLC, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes.

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

Earnings (Loss) Per Share—Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income available to common stockholders by the weighted average common shares outstanding during the period plus other potentially dilutive securities. The outstanding Operating Partnership units (which may be converted to common shares) have been excluded from the diluted

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

earnings per share calculation, as there would be no effect on reported diluted earnings per share. For the year ended December 31, 2005 and the period from December 21, 2004 through December 31, 2004, basic and diluted earnings (loss) per share were $0.37 and $(0.42), respectively. The weighted average numbers of common shares outstanding used in the calculations were 6,667,562 and 6,004,000 for the respective periods.

Stock-based Compensation—The Company does not provide stock-based employee compensation.

Comprehensive Income (Loss)—Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information—Statement of Financial Accounting Standards No 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires public entities to report certain information about operating segments. Based on the guidance provided in SFAS 131, the Company has determined that its business is conducted in one reportable segment, hotel ownership.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications have been made to the predecessor financial statements to conform to the Company’s presentation.

New Accounting Pronouncements—In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”). EITF 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The adoption of EITF 03-13 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. The Company intends to adopt the provisions of SFAS 123R effective January 1, 2006. The impact to compensation expense related to the equity instruments outstanding as of December 31, 2005 is not material.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not impact our financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

3. Acquisition of Hotel Properties

Jacksonville Acquisition. On July 22, 2005, the Company acquired the Hilton Jacksonville Riverfront Hotel in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust, for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser.

The allocation of the purchase price to the acquired assets based on their fair values was as follows (in thousands):

Hilton Jacksonville Riverfront Hotel
Land and land improvements	$6,892
Buildings and improvements	14,195
Furniture, fixtures and equipment	913

$22,000

The results of operations are included in the Company’s consolidated statements of operations from the date of acquisition of this hotel. The following pro forma financial information presents the results of operations of the Company for the year ended December 31, 2005 and 2004 as if the Hilton Jacksonville Hotel Riverfront acquisition, as well as the hotels acquired in 2004, had taken place on January 1, 2004. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2004, or of future results of operations (in thousands, except per share data).

	Year Ended December 31, 2005	Year Ended December 31, 2004
Pro forma revenues	$62,490	$59,601
Pro forma operating expenses	54,971	53,046
Pro forma operating income	7,519	6,555
Pro forma net income	2,721	2,228
Pro forma earnings per share	0.41	0.37
Pro forma common shares	6,704	6,004

Formation Acquisitions. On December 21, 2004, following the completion of the IPO, the Company acquired 100% of the equity interests in Capital Hotel Associates, LP, LLP, Brownestone Partners, LLC, and Savannah Hotel Associates, LLC. The members of the MHI Hotels Services Group had a 94.75% interest in Capitol Hotel Associates, LP, LLP, a 50% interest in Brownestone Partners, LLC, and an 80% interest in Savannah Hotel Associates, LLC. Philadelphia Hotel Associates, LLC was established to purchase the Hilton Philadelphia Airport for cash, units and the assumption of debt, and Laurel Hotel Associates, LLC was established to purchase the Holiday Inn Laurel West (formerly, the Best Western Maryland Inn) for cash. MHI Hotel Services Group had a 25% interest in Accord, LLC., the owner of the Maryland Inn. The equity interests in Capitol Hotel Associates, LP, LLP, Brownestone Partners, LLC, and Savannah Hotel Associates, LLC were acquired from MHI Hotels Services Group, in exchange for Operating Partnership units and have been accounted for as a reorganization of entities under common control and recorded at MHI Hotels Services Group’s historical cost basis. The remaining equity interests in Brownestone Partners, LLC, Savannah Hotel Associates, LLC, and Capitol Hotel Associates, LLC acquired from third parties have been accounted for as acquisitions of

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

minority interests and recorded at fair value. The 25% ownership interest in the Maryland Inn owned by MHI Hotels Services Group was recorded at historical costs as well. The promoters of this offering were Andrew Sims and William Zaiser, former officers and directors of MHI Hotels Services, LLC.

MHI Hospitality Corporation has an agreement with MHI Hotels, LLC and MHI Hotels Two, Inc. to sublease the common area of the condominium located at Wrightsville Beach, North Carolina to such entities through June 2013.

Capitol Hotel Associates, LP, LLP which owns the Holiday Inn downtown Williamsburg, a 136-room full-service hotel located in Williamsburg, Virginia, and the Wilmington Riverside Hilton, a 276-room full-service hotel located in Wilmington, North Carolina, was acquired for approximately $30.7 million, which included the repayment of a mortgage loan, that encumbered the Williamsburg hotel property of approximately $3.1 million, the assumption of a mortgage loan, that encumbers the Wilmington property for approximately $15 million and the issuance of 1,259,676 Operating Partnership units to MHI Hotels Services, LLC, valued at approximately $12.6 million.

Brownestone Partners, LLC, which owns the 187-room Holiday Inn Brownstone, Raleigh Downtown, a full-service hotel located in Raleigh, North Carolina, was acquired for approximately $9.3 million, which included payment of cash in the amount of $1 million, the repayment of a mortgage loan that encumbered the hotel property of approximately $4.7 million, extinguishing construction debt of $2.0 million, and issuance of 159,612 Operating Partnership units to MHI Hotels Services, LLC and the third-party member, respectively, valued at approximately $1.6 million.

Savannah Hotel Associates, LLC which owns the 246-room Savannah DeSoto Hilton full-service hotel located in Savannah, Georgia was acquired for approximately, $27.3 million, which included the assumption of a mortgage loan that encumbered the hotel property of approximately $10.6 million and issuance of 1,665,494 Operating Partnership units to MHI Hotels Services, LLC and the third-party member, respectively, valued at approximately $16.7 million.

Philadelphia Hotel Associates, LP which owns the 331-room Philadelphia Airport Hilton full-service hotel located in Philadelphia, Pennsylvania was acquired for approximately $26.1 million, which included payment of cash in the amount of $2.5 million, the repayment of a mortgage loan that encumbered the hotel property of approximately $15.3 million, transfer costs of approximately $1.0 million and the issuance of 732,254 Operating Partnership units to the third-part member valued at approximately $7.3 million

Laurel Hotel Associates, LLC which owns the 207-room Holiday Inn Laurel West (formerly the Best Western Maryland Inn Laurel), a full-service hotel located in Laurel, Maryland, was acquired for approximately $12.4 million, which included payment of cash in the amount of $12.2 million and transfer costs of approximately $0.2 million.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price of the hotel properties to the acquired assets and liabilities was as follows (in thousands):

	Wilmington Riverside Hilton	Holiday Inn Williamsburg Downtown	Savannah DeSoto Hilton	Holiday Inn Brownstone Downtown	Philadelphia Airport Hilton	Holiday Inn Laurel West
Land and improvements	$785	$490	$600	$815	$2,100	$900
Buildings and leasehold improvements	16,840	4,348	13,562	7,416	22,031	9,443
Furniture, fixtures and equipment	3,725	885	5,840	2,286	1,287	363
Accumulated depreciation	(5,463)	(1,801)	(5,956)	(2,476)	—	—
Cash	97	3	685	10	—	—
Accounts receivable, net	492	61	194	263	—	—
Prepaid assets and other assets	317	278	2,421	238	313	—
Accounts payable and accrued expenses	(1,427)	(527)	(1,449)	(574)	—	—

Net assets acquired	$15,366	$3,737	$15,897	$7,978	$25,731	$10,706

The results of operations for each of the hotel properties are included in the Company’s consolidated statement of operations from their respective acquisition dates. The following pro forma information presents the results of operations of the Company for the years ended December 31, 2004 and 2003 as if the six hotel property acquisitions had taken place on January 1, 2003. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2003, or of future results of operations (in thousands, except per share data):

	Year Ended December 31, 2004	Year Ended December 31, 2003
Pro forma revenues	$47,788	$44,579
Pro forma operating expenses	45,969	40,417
Pro forma operating income	1,819	4,162
Pro forma net income (loss)	(1,928)	(1,042)
Pro forma earnings (loss) per share	(0.32)	(0.17)
Pro forma common shares	6,004	6,004

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	MHI Hospitality Corporation December 31, 2005	MHI Hospitality Corporation December 31, 2004
Land and land improvements	$13,067	$5,689
Buildings and improvements	90,178	73,641
Furniture, fixtures and equipment	21,474	14,485

	124,719	93,815
Less: accumulated depreciation	(18,733)	(15,397)

	$105,986	$78,418

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

5. Debt

Line of Credit—On December 31, 2004 the Company established a Line of Credit with Branch Banking & Trust Company (BB&T) in the amount of $23,000,000. It bears a variable rate of LIBOR plus two and one half percent (2.50%). On December 31, 2005, LIBOR was 4.390%. The primary collateral for the credit facility is a first mortgage on the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. As of December 31, 2005 the Company was in compliance with all of the required covenants. Failure to satisfy these conditions and covenants would create a default under this credit facility, and the lender could require the Company to repay all outstanding indebtedness under the facility. The line had an outstanding principal balance of $3.5 million as of December 31, 2005. The Company intends to use the Line of Credit for working capital and capital acquisitions as deemed appropriate by the Directors of the Company.

Mortgage Loans—The Company assumed existing mortgage debt with MMA Realty Capital, Inc. (formerly The Mutual of New York Life Insurance Company) that was in place on two of the initial properties.

On September 25, 1998, Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the Savannah DeSoto Hilton hotel and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 7.49%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of December 31, 2005 and December 31, 2004 was $10,175,989 and $10,631,774, respectively.

On February 12, 1998 Capitol Hotel Associates, LP, LLP obtained a mortgage loan in the amount of $13.0 million to refinance the mortgage at the Wilmington Riverside Hilton hotel. On October 19, 1999 Capitol Hotel Associates, LP, LLP obtained a promissory note in the amount of $4.25 million upon completion of construction of renovations. The debt was consolidated into one instrument and is secured by the Wilmington Riverside Hilton hotel and its maturity date is March 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments and interest payments amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 8.22%. Capitol Hotel Associates, LP, LLP recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of December 31, 2005 and December 31, 2004 was $14,510,954 and $15,053,575, respectively.

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

Total debt maturities as of December 31, 2005 were as follows ($000s):

2006	$1,080
2007	1,168
2008	22,439
2009	—
2010	18,000

Total	$42,687

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

6. Capital Stock

Common Shares—The Company is authorized to issue up to 49,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

On December 21, 2004, the Company completed its IPO and sold 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On December 31, 2004 the Company issued 4,000 shares of common stock to its independent directors. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds generated from the IPO and the underwriters’ over-allotment was approximately $61.3 million. As of December 31, 2005, the Company had 6,704,000 shares of common stock outstanding.

Warrants—The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares—The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2005, there were no shares of preferred stock outstanding.

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2005, the total number of Operating Partnership units outstanding was 3,907,606.

7. Related Party Transactions

The third-party members of Savannah Hotel Associates were the Celia Krichman Charitable Trust and the Celia Krichman Revocable Trust. The third-party member of Brownestone Partners, LLC was MAVIS, LLC. On December 21, 2004, following the completion of the IPO, the Company issued 333,199 Operating Partnership units to the third-party members in exchange for their equity interests in the two entities.

As of December 31, 2005, the members of MHI Hotels Services, LLC owned 0.0% of the Company’s outstanding common stock and 2,388,669 Operating Partnership units. As of December 31, 2004, the members of MHI Hotels Services, LLC owned 0.0% of the Company’s outstanding common stock and 2,298,100 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable—At December 31, 2005 and December 31, 2004, the Company was due $242,362 and $300,217, respectively, from MHI Hotels Services.

Note Payable Related Party—On May 11, 2005, the Company repaid its indebtedness of $2,000,000 to MHI Hotels Services.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Shell Island Sublease—The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the year ended December 31, 2005, the Company earned $640,000 in leasehold revenue.

Sublease of Office Space—The Company subleases office space in Greenbelt, MD from MHI Hotels Services. For the year ended December 31, 2005, rent expense related to the sublease totalled $31,050.

Strategic Alliance Agreement—On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements—All of the seven hotels that the Company owned at December 31, 2005 operate under a master management agreement with MHI Hotels Services. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels is 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Hilton Jacksonville Riverfront Hotel is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

For the year ended December 31, 2005, the Company paid MHI Hotels Services approximately $1.264 million in management fees. For the period from December 21, 2004 through December 31, 2004, the Company paid MHI Hotels Service, LLC approximately $0.013 million in management fees. For the period from January 1, 2004 through December 20, 2004 and for the year ended December 31, 2003, Capitol Hotel Associates LP, LLP and Savannah Hotel Associates, LLC paid MHI Hotels Services, LLC approximately $0.96 million and $0.91 million, respectively, in management fees.

Acquisition of Hotel Properties—The members of MHI Hotels Services, LLC had an equity interest in Capital Hotel Associates LP, LLP; Brownestone Partners, LLC and Savannah Hotel Associates, LLC which were three of the five entities that the Company acquired on December 21, 2004. The Company issued 2,298,100 Operating Partnership units to the members of MHI Hotels Services, LLC in exchange for its equity interests in the three entities.

Acquisition of Hotel Furniture and Equipment—Upon acquisition of the Hilton Jacksonville Riverfront Hotel on July 22, 2005, an affiliate of MHI Hotels Services contributed furniture, fixtures and equipment used in the operation of the Hotel and assigned all other rights relating to the property to the purchase in exchange for 90,570 units in the operating partnership, MHI Hospitality L.P. (the “Operating Partnership”), valued at approximately $913,000.

Employee Medical Benefits—The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. For the year ended December 31, 2005, the Company paid $36,875 for benefits.

Construction Management Services—The Company engaged MHI Hotels Services to manage the renovation of the Hilton Philadelphia Airport. For the year ended December 31, 2005, the company paid $70,000 in construction management fees.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

The components of the benefit from income tax for the year ended December 31, 2005 are as follows (in thousands):

Year Ended December 31, 2005
Current:
Federal	$—
State	—

—

Deferred:
Federal	(393)
State	(115)

(508)

$(508)

A reconciliation of the statutory federal income tax expense to the Company’s income tax benefit is as follows (in thousands):

Year Ended December 31, 2005
Statutory federal income tax expense	$1,159
Effect of non-taxable REIT income	(1,552)
State income tax benefit	(115)

$(508)

As of December 31, 2005, the Company had a net deferred tax asset of $0.71 million, primarily due to past year’s net operating loss. These loss carryforwards will begin to expire in 2024 if not utilized. The Company believes that is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

The entities comprising MHI Hotels Services Group operated as limited liability companies or limited liability partnerships and, as a result, were not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

9. Commitments and Contingencies

Ground, Building and Submerged Land Leases—The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expires October 31, 2006. There is a renewal option for up to three five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the year ended December 31, 2005 was $38,487. Rent expense for the period ended December 21, 2004 as well as the year ended December 31, 2003 was $37,548.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For the year December 31, 2005, the period ended December 21, 2004 and the year ended December 31, 2003, rent expense was $76,104.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for the year ended December 31, 2005 was $155,603.

The Company leases certain submerged land in the Saint Johns River in front of the Hilton Jacksonville Riverfront Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2007. Rent expense for the three months ended December 31, 2005 was $2,100.

A schedule of minimum future lease payments is as follows:

2006	$262,997
2007	231,707
2008	231,707
2009	231,707
2010 and thereafter	1,077,340

Total	$2,035,458

Purchase Agreement—On September 13, 2005, the Company entered into an agreement to purchase the commercial space of the property in Hollywood, Florida last operated as the Ambassador Resort for $0.5 million. The developer of the property is completing a condominium conversion. Following the acquisition of the commercial space, the Company intends to retain MHI Hotels Services to operate the hotel. Closing is contingent on a variety of factors including the Company’s ability to secure a franchise for the hotel.

Management Agreement—The seven hotels that the Company owned at December 31, 2005 operate under a ten-year master management agreement with MHI Hotels Services which expire ten years from the date management services commence (see Note 7).

Franchise Agreements—As of December 31, 2005, the Company’s seven hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Restricted Cash Reserves—The Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required to establish a property improvement fund for each of these two hotels to cover the cost of replacing capital assets at the properties. Contributions to the property improvement fund are based on a percentage of gross revenues or receipts at each hotel equating to 5%.

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

10. Quarterly Operating Results (Unaudited)

	MHI Hospitality Quarter Ended 2005
	March 31	June 30	September 30	December 31
Total revenue	$11,482,847	$15,242,988	$14,557,659	$16,572,067
Total operating expenses	10,983,164	12,611,580	13,093,813	14,846,717
Operating income	499,683	2,631,408	1,463,846	1,725,350
Net income (loss)	(28,463)	1,389,067	595,043	525,804
Earnings per share (basic and diluted):	0.00	0.21	0.09	0.08

	The Predecessor				MHI Hospitality Period from December 21, 2004 to December 31, 2004
	Quarter Ended - 2004			Period from October 1 to December 20, 2004
	March 31	June 30	September 30
Total revenue	$5,418,143	$7,858,625	$6,649,409	$5,945,688	$659,158
Total operating expenses	4,934,581	5,989,216	6,071,595	4,970,105	4,947,594
Operating income (loss)	483,562	1,869,409	577,814	975,583	(4,288,436)
Net income (loss)	(214,482)	829,592	246,543	131,625	(2,534,222)
Earnings per share (basic and diluted):					(0.42)

11. Subsequent Events

On January 11, 2006, the Company paid the dividend for the fourth quarter of 2005 to those stockholders and unit holders of MHI Hospitality, L.P. of record on December 15, 2005. The dividend was $0.17 per share (unit).

On January 9, 2006, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unit holders of record as of March 15, 2006. The dividend is to be paid April 11, 2006.

MHI HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2005

(in thousands)

	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End of Year
Description	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation
Philadelphia Airport Hilton Philadelphia, Pennsylvania	$2,100	$22,031	$44	$584	$2,144	$22,615	$24,759	$(583)
Hilton Wilmington Riverside Wilmington, North Carolina	785	16,829	—	114	785	16,943	17,728	(3,377)
Holiday Inn Downtown Williamsburg Williamsburg, Virigina	490	4,348	65	148	555	4,496	5,051	(1,241)
Holiday Inn Brownstone Raleigh, North Carolina	815	7,416	—	12	815	7,428	8,243	(1,083)
Hilton Savannah DeSoto Savannah, Georgia	600	13,562	—	53	600	13,615	14,215	(1,713)
Holiday Inn Laurel West Laurel, Maryland	900	9,443	178	1,034	1,078	10,477	11,555	(261)
Hilton Jacksonville Riverfront Jacksonville, Florida	7,090	14,604	—	—	7,090	14,604	21,694	(156)

	$12,780	$88,233	$287	$1,945	$13,067	$90,178	$103,245	$(8,414)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of MHI Hospitality Corporation have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), and have concluded that as of the end of the period covered by this report, MHI Hospitality Corporation’s disclosure controls and procedures were effective.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2006 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

Item 10. Directors and Executive Officers of the Registrant

The Company adopted a code of business conduct and ethics, including a conflicts of interest policy, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller performing similar functions. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. A copy of the Company’s Code of Business Conduct is posted for all employees on the Company’s external website at www.MHIHospilitality.com. The company intends to post to its website any amendments to or waivers of its code.

Information on our directors is incorporated by reference to our 2006 proxy statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our 2006 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the Section captioned “Voting Securities and Principal Holders Thereof—Security Ownership of Certain Beneficial Owners” of the Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Principal Holders Thereof—Security Ownership of Certain Beneficial Owners” and “Proposal I—Election of Directors” of the Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2005 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2004 Long Term Incentive Plan(1)	—	—	337,000

Equity compensation plans not approved by security holders:
None
Total	N/A	N/A	N/A

(1)	We granted 4,000 shares (1,000 each) of restricted stock to our independent directors on December 21, 2004. The shares vested on December 21, 2005. On March 13, 2006, the Nominating, Corporate Governance and Compensation Committee granted 5,000 shares of restricted Stock to Mr. Andrew Sims and 4,000 shares of restricted stock to Mr. William Zaiser. The shares will vest on December 31, 2006.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to our 2006 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2006 proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein in Item 8.

2. Financial Statement Schedules

The following financial statement schedule is included herein in Item 8:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

The following exhibits are filed as part of this Form 10-K:

Exhibits
1.1*	Form of Underwriting Agreement by and among MHI Hospitality Corporation, MHI Hospitality, L.P. and BB&T Capital Markets and the Underwriters named therein.

3.1*	Articles of Amendment and Restatement of MHI Hospitality Corporation.

3.2*	Amended and Restated Bylaws of MHI Hospitality Corporation.

3.3*	Form of Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.

10.1*	MHI Hospitality Corporation 2004 Omnibus Stock Incentive Plan.

10.2*	Form of Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.

10.3*	Form of Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.

10.4*	Form of Strategic Alliance Agreement between MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services LLC.

10.5*	Form of Master Management Agreement with MHI Hotels Services LLC.

10.6*	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and MHI Hospitality, L.P.

10.7*	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and MHI Hospitality, L.P.

10.8*	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and MHI Hospitality, L.P.

10.9*	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and MHI Hospitality, L.P.

10.10*	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.

10.11*	Form of Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC.

Exhibits
10.12*	Form of Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.

10.13*	Form of Lease Agreement with MHI Hospitality TRS, LLC.

10.14*	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services LLC and MHI Hospitality, L.P.

10.15*	Form of Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.

10.16**	Loan Agreement by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company

10.17**	Promissory Note made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company

10.18***	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, MHI Hospitality L.P., and MHI Hotels Services, LLC

10.19****	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC

10.20	Employment Agreement between MHI Hospitality Corporation and David R. Folsom

21.1	List of Subsidiaries of MHI Hospitality Corporation.

23.1	Consent of PKF Witt Mares, PLC

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes Oxley Act of 2002.

*	Incorporated by reference to the identically numbered exhibit on the Registrant’s Registration Statement filed on Form S-11 (No. 333-118873)
**	Incorporated by reference to Form 8-K filed July 28, 2005.
***	Incorporated by reference to the identically numbered exhibit on the Registrant’s Quarterly Report filed on Form 10-Q filed August 11, 2005.
****	Incorporated by reference to the identically numbered exhibit on the Registrant’s Quarterly Report filed on Form 10-Q filed November 10, 2005.

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

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	President, Chief Executive Officer and Chairman of the Board of Directors	March 23, 2006

/s/ WILLIAM J. ZAISER William J. Zaiser	Chief Financial Officer and Secretary	March 23, 2006

/s/ ANTHONY C. ZINNI General Anthony C. Zinni	Director	March 23, 2006

/s/ KIM E. SIMS Kim Sims	Director	March 23, 2006

/s/ CHRISTOPHER L. SIMS Christopher Sims	Director	March 23, 2006

/s/ EDWARD S. STEIN Edward Stein	Director	March 23, 2006

/s/ DAVID J. BEATTY David Beatty	Director	March 23, 2006

/s/ J. PAUL CAREY J. Paul Carey	Director	March 23, 2006