Form 10-Q
period 2006-03-31
MHI Hospitality CORP
filed 2006-05-11
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 11, 2006, there were 6,704,000 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Investment in hotel properties, net	$106,781,152	$105,986,366
Cash and cash equivalents	1,107,241	501,810
Restricted cash	3,745,437	4,330,981
Accounts receivable	2,412,307	2,095,193
Accounts receivable-affiliate	28,786	242,362
Prepaid expenses, inventory and other assets	2,755,719	1,965,834
Shell Island lease purchase, net	2,985,294	3,088,235
Deferred financing costs, net	155,783	175,142

TOTAL ASSETS	$119,971,719	$118,385,923

LIABILITIES
Line of credit	$6,200,000	$3,500,000
Mortgage loans	42,424,888	42,686,943
Accounts payable and accrued expenses	5,388,671	5,106,882
Dividends and distributions payable	1,803,973	1,803,973
Advance deposits	680,973	266,657

TOTAL LIABILITIES	56,498,505	53,364,455
Minority Interest in Operating Partnership	21,224,950	21,805,572
Commitments and contingencies (see Note 9)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,704,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	67,040	67,040
Additional paid in capital	47,788,847	47,760,347
Accumulated deficit	(5,607,623)	(4,611,491)

TOTAL SHAREHOLDERS’ EQUITY	42,248,264	43,215,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,971,719	$118,385,923

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005
REVENUE
Rooms department	$10,629,151	$7,655,583
Food and beverage department	4,350,571	3,322,736
Other operating departments	875,382	504,528

Total revenue	15,855,104	11,482,847
EXPENSES
Hotel operating expenses
Rooms department	3,007,188	2,273,310
Food and beverage department	3,225,702	2,472,871
Other operating departments	219,653	156,853
Indirect	6,325,926	4,737,910

Total hotel operating expenses	12,778,469	9,640,944
Depreciation and amortization	1,231,337	952,104
Corporate general and administrative	790,446	507,875

Total operating expenses	14,800,252	11,100,923

NET OPERATING INCOME	1,054,852	381,924
Other income (expense)
Interest expense	(974,113)	(495,639)
Interest income	21,947	48,311

Net income (loss) before minority interest in operating partnership and income taxes	102,686	(65,404)
Minority interest in operating partnership	(83,672)	36,941
Benefit from income tax	124,534	—

NET INCOME (LOSS)	$143,548	$(28,463)

Basic net income per share	$0.02	$(0.00)

Diluted net income per share	$0.02	$(0.00)

Weighted average number of shares outstanding
Basic	6,704,000	6,618,444
Diluted	6,765,900	6,618,444

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2005	6,704,000	$67,040	$47,760,347	$(4,611,491)	$43,215,896
Amortization of deferred stock grants			28,500	—	28,500
Net income				143,548	143,548
Dividends declared				(1,139,680)	(1,139,680)

Balances at March 31, 2006	6,704,000	$67,040	$47,788,847	$(5,627,623)	$42,248,264

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended March 31, 2006	Three months ended March 31, 2005
Cash Flows from Operating Activities:
Net Income (Loss)	$143,548	$(28,463)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,231,337	952,104
Amortization of deferred financing costs	19,359	14,818
Amortization of deferred stock grants	28,500	—
Minority interest in operating partnership	83,672	(36,941)
Changes in assets and liabilities:
Restricted cash	144,189	(278,540)
Accounts receivable	(317,115)	(637,222)
Inventory, prepaid expenses and other assets	(798,464)	(583,074)
Accounts payable and accrued expenses	281,787	(362,803)
Advance deposits	414,316	(26,939)
Due from affiliates	213,576	(1,460,616)

Net cash provided by (used in) operating activities	1,444,705	(2,447,676)

Cash flows from investing activities:
Improvements and additions to hotel properties	(1,914,602)	(1,581,140)
Proceeds of restricted capital improvement reserve	441,355	—

Net cash used in investing activities	(1,473,247)	(1,581,140)

Cash flows from financing activities:
Proceeds from sale of common stock	—	7,000,000
Payment of issuance costs related to sale of common stock	—	(490,000)
Dividends and distributions paid	(1,803,973)	—
Proceeds from line of credit	2,700,000	—
Payment of loans	(262,054)	(210,195)

Net cash provided by financing activities	633,973	6,299,805

Net increase in cash and cash equivalents	605,431	2,270,989
Cash and cash equivalents at the beginning of the period	501,810	8,314,353

Cash and cash equivalents at the end of the period	$1,107,241	$10,585,342

Supplemental disclosures:
Cash paid during the period for interest	$976,984	$522,698

The accompanying notes are an integral part of these financial statements

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

On July 22, 2005, the Company acquired the Crowne Plaza Jacksonville Hotel (formerly, the Hilton Jacksonville Riverfront Hotel) in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company (“Mercantile”) acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser. Pursuant to the terms of a Purchase Sale and Contribution Agreement dated May 20, 2005, MHI Hotels, LLC (“MHI Hotels”), an affiliate of MHI Hotels Services LLC, contributed furniture, fixtures and equipment used in the operation of the Hotel and assigned its leasehold interest and other rights relating to the property to the purchaser in exchange for 90,569 units in the operating partnership, MHI Hospitality L.P. (the “Operating Partnership”), valued at approximately $913,000. On April 1, 2006, the Company completed the re-flagging of the hotel to a Crowne Plaza.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is approximately 63.2% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months ended March 31, 2006 and 2005.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with MMA Realty Capital, Inc. (“MMA”, formerly The Mutual of New York Life Insurance Company). MMA holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. In addition, restricted cash includes the unexpended balance of a capital improvement reserve account for the Crowne Plaza Jacksonville Hotel administered by Mercantile.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 39 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2006 and 2005 were $200,429 and $227,937, respectively. Amortization expense for the three months ended March 31, 2006 and 2005 was $7,079 and $5,458, respectively.

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

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted (non-vested) stock and performance

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interest of its employees with those of its shareholders.

Under the Plan, the Company has deferred stock awards totalling 69,000 shares to its three executive officers. Two of the awards were for service in 2005 and those awards vest December 31, 2006. The third award is related to a five-year service period that ends December 31, 2010. Total compensation cost recognized under the Plan for the three months ended March 31, 2006 or 2005 was $28,500 and $0, respectively.

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

Reclassifications – Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

3.	Acquisition of Hotel Properties

There were no new acquisitions in the quarter ended March 31, 2006.

4.	Investment in Hotel Properties

Investment in hotel properties as of March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	MHI Hospitality Corporation March 31, 2006	MHI Hospitality Corporation December 31, 2005
	(unaudited)
Land and land improvements	$13,043	$13,067
Buildings and improvements	90,946	90,178
Furniture, fixtures and equipment	22,644	21,474

	126,633	124,719
Less: accumulated depreciation	(19,852)	(18,733)

	$106,781	$105,986

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

5.	Debt

Line of Credit – On December 31, 2004 the Company established a Line of Credit with Branch Banking & Trust Company (BB&T) in the amount of $23,000,000. It bears a variable rate of LIBOR plus two and one half percent (2.50%). On March 31, 2006, LIBOR was 4.829%. The primary collateral for the credit facility is a first mortgage on the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. As of March 31, 2006 the Company was in compliance with all of the required covenants. Failure to satisfy these conditions and covenants would create a default under this credit facility, and the lender could require the Company to repay all outstanding indebtedness under the facility. The line had a balance of $6.2 million as of March 31, 2006 and $3.5 million as of December 31, 2005. The Company intends to use the Line of Credit for working capital and capital acquisitions as deemed appropriate by the Directors of the Company. On May 9, 2006, the Company replaced this line of credit with a new revolving credit facility for up to $60 million. For a complete discussion of this new line of credit, see note 11, Subsequent Events.

Mortgage Loans – The Company assumed existing mortgage debt with MMA Realty Capital, Inc. that was in place on two of the initial properties.

On September 25, 1998, Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the Savannah DeSoto Hilton hotel and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 7.49%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of March 31, 2006 and December 31, 2005 was $10,056,679 and $10,175,989, respectively.

On February 12, 1998 Capitol Hotel Associates, LP, LLP obtained a mortgage loan in the amount of $13.0 million to refinance the mortgage at the Wilmington Riverside Hilton hotel. On October 19, 1999 Capitol Hotel Associates, LP, LLP obtained a promissory note in the amount of $4.25 million upon completion of construction of renovations. The debt was consolidated into one instrument and is secured by the Wilmington Riverside Hilton hotel and its maturity date is March 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments and interest payments amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 8.22%. Capitol Hotel Associates, LP, LLP recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

on the loan as of March 31, 2006 and December 31, 2005 was $14,368,209 and $14,510,954, respectively.

On July 22, 2005 the Company purchased the Crowne Plaza Jacksonville Hotel in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company (“Mercantile”) acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser. The loan, which is secured by a lien against all the assets, rents and profits of the hotel as well as the real property, bears interest at the rate of 8.0% payable monthly during the term and matures in July 2010. Pre-payment penalties apply toward any principal of the loan repaid before the fifth year of the term.

Total debt maturities as of March 31, 2006 were as follows ($000s):

2006	$818
2007	1,168
2008	22,439
2009	—
2010	18,000

Total	$42,425

6.	Capital Stock

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

On December 21, 2004, the Company completed its IPO and sold 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On December 21, 2004 the Company issued 4,000 shares of common stock to its independent directors. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds generated from the IPO and the underwriters’ over-allotment was approximately $61.3 million. As of March 31, 2006, the Company had 6,704,000 shares of common stock outstanding.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2006, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of March 31, 2006, the total number of Operating Partnership units outstanding was 3,907,607.

7.	Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At March 31, 2006 and December 31, 2005, the Company was due $28,786 and $242,362, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the three months ended March 31, 2006 and 2005, the Company earned $160,000 in leasehold revenue.

Sublease of Office Space – The Company subleases office space in Greenbelt, MD from MHI Hotels Services. For the three months ended March 31, 2006 and 2005, rent expense related to the sublease totalled $9,270 and $6,375, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – The seven hotels that the Company owned at March 31, 2006 are operated by MHI Hotels Services under a master management agreement. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels was 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville Hotel is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation. Due to the uncertainty related to the calculation of the incentive management fees, the Company has not accrued any related expense related to these fees as of March 31, 2006.

For the three months ended March 31, 2006 and 2005, the Company paid MHI Hotels Services approximately $0.375 million and $0.227 million, respectively, in management fees.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. For the three months ended March 31, 2006 and 2005, the Company paid $17,385 and $5,420, respectively for benefits.

Reimbursement of Real Estate and Personal Property Taxes – In January 2006, the Company received reimbursement of real estate and personal property taxes totalling $173,632 related to the acquisition of the Crowne Plaza Jacksonville. The reimbursement for accrued taxes due at settlement was deferred until receipt and payment of the annual tax invoices.

Construction Management Services – The Company engaged MHI Hotels Services to manage the renovation of the Crowne Plaza Jacksonville. For the three months ended March 31, 2006, the company paid $112,000 in construction management fees.

Reimbursement of Pre-Opening Expenses – In March 2006, the Company paid MHI Hotels Services $76,980 for temporary employee services, travel and office equipment and supplies related to the pre-opening activities of the Company’s anticipated investment in Hollywood, Florida.

8.	Income Taxes

The components of the benefit from income tax for the three months ended March 31, 2006 are as follows (in thousands):

Three Months Ended March 31, 2006
(unaudited)
Current:
Federal	$—
State	258

258

Deferred:
Federal	(354)
State	(28)

(382)

$(124)

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

A reconciliation of the statutory federal income tax expense to the Company’s income tax benefit is as follows (in thousands):

Three Months Ended March 31, 2006
(unaudited)
Statutory federal income tax expense	$56
Effect of non-taxable REIT income	(411)
State income tax expense	231

$(124)

As of March 31, 2006, the Company had a net deferred tax asset of approximately $1.09 million, primarily due to past years’ net operating loss. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

9.	Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expires October 31, 2006. There is a renewal option for up to three five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the three months ended March 31, 2006 and 2005 was $10,795 and $9,387, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for this operating lease is $76,104 annually, and is expected to remain the same in 2006. For the three months ended March 31, 2006 and 2005, rent expense was $19,026.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for the three months ended March 31, 2006 and 2005 was $39,975.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2007. Rent expense for the three months ended March 31, 2006 was $1,160.

Purchase Agreement – On September 13, 2005, the Company entered into an agreement to purchase the commercial space of a property in Hollywood, Florida last operated as the Ambassador Resort for $0.5 million. The developer of the property is completing a condominium conversion after which time the Company will retain MHI Hotels Services to operate the hotel. Closing is contingent on a variety of factors including the Company’s ability to secure a franchise for the hotel.

Management Agreement – The seven hotels that the Company owned at March 31, 2006 operate under a ten-year master management agreement with MHI Hotels Services which expire ten years from the date management services commence (see Note 7).

Franchise Agreements – As of March 31, 2006, the Company’s seven hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

10.	Earnings per Share

	March 31, 2006	March 31, 2005
Net income (loss)	$143,548	$(28,463)
Basic:
Weighted average number of common shares outstanding	6,704,000	6,704,000
Net income per share - basic	$0.02	$(0.00)
Diluted:
Dilutive awards	61,900	—
Diluted weighted average number common shares outstanding	6,765,900	6,704,000
Net income per share - diluted	$0.02	$(0.00)

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

11.	Subsequent Events

On April 11, 2006, the Company paid the dividend for the first quarter of 2006 to those stockholders and unit holders of MHI Hospitality, L.P. of record on March 15, 2006. The dividend was $0.17 per share (unit).

On April 24, 2006, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unit holders of record as of June 15, 2006. The dividend is to be paid July 11, 2006.

On May 9, 2006, the Company completed, effective as of May 8, 2006, a revolving credit facility for up to $60 million (the “Credit Facility”) syndicated by Branch Banking & Trust Company (“BB&T”), as the Administrative Agent pursuant to a credit agreement effective as of May 8, 2006 (the “Credit Agreement”) among the Company, certain of its subsidiaries, BB&T and participating lenders including KeyBank National Association, Regions Bank and Manufacturers and Traders Trust Company. The Credit Facility replaces the Company’s existing $23.0 million revolving credit facility with BB&T. The Credit Facility has a term of four years, and our borrowings under the revolving credit facility are expected to bear interest at a rate equal to LIBOR plus additional interest ranging between 2.0% to 2.5%. In some circumstances, the revolving credit facility may bear interest at BB&T’s prime rate. The Credit Agreement also contains an uncommitted accordion facility pursuant to which we may be able to increase the total commitment under the revolving credit facility up to an aggregate of $75 million.

The Company intends to use the line of credit to acquire or renovate properties and for working capital purposes. The Holiday Inn Brownstone and the Hilton Philadelphia Airport secure the credit facility. Properties acquired using proceeds of the revolving credit facility will also secure the revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue current and future opportunities in the full-service, upper upscale, upscale and midscale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering.

Concurrent with the completion of the IPO, we acquired six hotel properties. Our hotel portfolio currently consists of seven full-service, upper upscale and mid-scale hotels. The seventh hotel, the Crowne Plaza Jacksonville Hotel (formerly, the Hilton Jacksonville Riverfront Hotel), was acquired on July 22, 2005. We own a 100% interest in all of our hotels. We also have a leasehold interest in a resort condominium facility. As of March 31, 2006, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Downtown Williamsburg	136	Williamsburg, VA	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	274	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005

Total	1,673

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

Results of Operations

The following table illustrates the key operating metrics for the three months ended March 31, 2006 and 2005 for the properties owned by the Company during the respective reporting periods. Accordingly, the operations of the Crowne Plaza Jacksonville Hotel are not reflected for the three months ended March 31, 2005.

	Three Months Ended March 31,
	2006	2005
Occupancy %	64.1%	66.8%
ADR	$110.19	$92.20
RevPAR	$70.59	$61.59
Available Room Nights	150,570	124,290

In addition, the table illustrates the same metrics as they pertain to all seven properties in our current portfolio for both periods. The 2005 figures reflect the performance of the Crowne Plaza Jacksonville under previous ownership. That hotel was managed by MHI Hotels Services throughout 2005.

	Three Months Ended March 31,
	2006	2005
Occupancy %	64.1%	68.7%
ADR	$110.19	$98.60
RevPAR	$70.59	$67.74
Available Room Nights	150,570	150,570

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Revenue. Total revenue for the three months ended March 31, 2006 was approximately $15.9 million, an increase of approximately $4.4 million or 38.1% from the three months ended March 31, 2005. The increase was primarily due to approximately $3.5 million in incremental revenues attributable to the acquisition of the Crowne Plaza Jacksonville Hotel in July 2005. Revenues increased due to increases in both room revenue and food and beverage revenues.

Room revenues for the three months ended March 31, 2006 rose to approximately $10.6 million, an increase of approximately $3.0 million or 38.8% compared to room revenues for the three months ended March 31, 2005. Approximately $2.4 million of the increase was attributable to the acquisition of the Jacksonville property. Overall, our seven properties were able to achieve a 4.2% increase in revenue despite a 6.8% decline in occupancy by achieving an 11.8% increase in ADR over the prior period. A new mix of business, a strong market, and the completion of room renovations caused a significant increase in ADR at our Philadelphia property. Our efforts to re-position our property in Laurel, Maryland coupled with the completion of renovations also contributed to the significant increase in ADR at that property.

Food and beverage revenues for the three months ended March 31, 2006 increase approximately $1.0 million or 30.9% to approximately $4.4 million compared to food and beverage revenues for the three months ended March 31, 2005. Approximately $0.8 million of the increase was attributable to the acquisition of the Jacksonville property.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees were $12.8 million, an increase of approximately $3.1 million or 32.5% for the three months ended March 31, 2006 compared to approximately $9.6 million for the three months ended March 31, 2005, primarily due to approximately $2.4 million in incremental expense attributable to the acquisition of the Crowne Plaza Jacksonville Hotel acquired in July 2005.

Rooms expense for the three months ended March 31, 2006 increased approximately $0.7 million or 32.3% to approximately $3.0 million compared to rooms expense of approximately $2.3 million for the three months ended March 31, 2005 due primarily to the acquisition of the Crowne Plaza Jacksonville Hotel.

Food and beverage expenses for the three months ended March 31, 2006 increased approximately $0.8 million or 30.4% to approximately are $3.2 million compared to food and beverage expense for the three months ended March 31, 2005. The higher food and beverage costs are attributable to the higher volume of food and beverage sales. Indirect expenses at our properties for the three months ended March 31, 2006 increased approximately $1.8 million or 40.7% to approximately $6.3 million compared to the three months ended March 31, 2005, primarily due to the acquisition of the Crowne Plaza Jacksonville Hotel .

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2006 was approximately $1.2 million, an increase of approximately

$0.3 million or 29.3% compared to approximately $0.9 million for the three months ended March 31, 2005. The increase in depreciation and amortization was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel as well as the renovation activities at our Philadelphia, Williamsburg and Laurel properties.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2006 increased approximately $0.3 million or 50.0% compared to the three months ended March 31, 2005 to approximately $0.8 million. Increased staffing levels and an accelerated timetable for the preparation of the Company’s tax returns contributed to the increase.

Interest Expense. Interest expense for the year ended March 31, 2006 increased approximately $0.5 million or 96.5% to approximately $1.0 million compared to interest expense for the same period ended March 31, 2005, primarily due to the mortgage on the Crowne Plaza Jacksonville Hotel acquired in July 2005.

Income Tax Benefit. The net income tax benefit for the three months ended March 31, 2006 increased to approximately $0.1 million. The income tax benefit is primarily derived from the taxable operating losses incurred by our TRS lessee. The taxable operating loss incurred by our TRS lessee for the three months ended March 31, 2006 was greater than the loss incurred in the three months ended March 31, 2005.

Net operating income (loss). The net operating income for the three months ended March 31, 2006 increased approximately $0.2 million as a result of the operating results discussed above.

Funds From Operations

Funds from Operations, FFO, is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any minority interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income.

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

The following table reconciles net income to FFO for the three months ended March 31, 2006 and 2005 (unaudited):

	Three months ended March 31, 2006	Three months ended March 31, 2005
Net income (loss)	$143,548	$(28,463)
Add minority interest	83,672	(36,941)
Add depreciation and amortization	1,231,337	952,104

FFO	$1,458,557	$886,700

Weighted average shares outstanding	6,704,000	6,618,444
Weighted average units outstanding	3,907,607	3,817,036

Weighted average shares and units	10,611,607	10,435,470
FFO per share and unit	$0.14	$0.08

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents of approximately $4.8 million, of which $3.7 million was in restricted reserve accounts and real estate tax escrows. Coincident with the purchase of the Crowne Plaza Jacksonville Hotel, we placed $3.0 million into a capital improvement reserve with Mercantile Safe Deposit and Trust Company, the mortgagor’s trustee. During the three months ended March 31, 2006, approximately $0.4 million had been expended from the reserve. On May 9, 2006, we replaced our existing $23.0 million secured line of credit with a revolving credit facility for up to $60.0 million that will provide financing for future acquisitions as well as working capital. For a discussion of the new line of credit, please see Note 11, Subsequent Events, to the Company’s consolidated financial statements provided in this report.

Operating Requirements. The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. Cash flow provided by operating activities for the three months ended March 31, 2006 was approximately $1.4 million. We expect that the net cash provided by operations will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with federal income tax laws which require us make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain. We declared dividends of $0.17 per share (unit) paid on April 11, 2006, which we funded out of working capital.

On September 13, 2005, the Company entered into an agreement to purchase an interest in a condominium hotel property in Hollywood, Florida last operated as the Ambassador Resort. The seller will renovate the hotel and complete a condominium conversion. The Company will retain MHI Hotels Services to manage the hotel on its behalf. Purchase of the interest in the property and costs related to pre-opening expenses are expected to be incurred later this year and total approximately $3.0 million. Such costs will be funded out of working capital.

Capital Expenditures. We substantially completed renovations at three of our initial hotels last year and have commenced renovations at the Crowne Plaza Jacksonville Hotel. During the three months ended March 31, 2006, approximately $1.9 million was spent on renovations and capital improvements. Of that amount, approximately $0.4 million was funded from the capital improvement reserve. These activities represent our net cash flow used in investing activities for the three months ended March 31, 2006 of approximately $1.5 million.

Recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, are our most significant short-term liquidity requirements. During the next 12 months, we expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors or capital expenditures relating to hotels we acquire in the future. With respect to two of our hotels, the reserve accounts are escrowed with funds deposited monthly (5% of gross sales), and reserved for capital projects. The Hilton Savannah DeSoto and Hilton Wilmington Riverside have these reserve accounts. Our intent for the capital reserve accounts at other hotels is to maintain overall capital expenditures at 4% of gross revenue.

We have engaged Jones Lang LaSalle to market the Holiday Inn Downtown Williamsburg. In the event a potential purchaser is identified, the Company intends to structure the disposition of the property as a “like-kind exchange” for tax purposes whereby the Company can defer recognizing gain on the sale of the property if it follows certain procedures and meets certain conditions. In the event the Company is unable to reach an agreement with a potential purchaser to effect the transaction as a “like-kind exchange,” the property may be sold for cash in which case there may be expense associated with the tax indemnification agreement between the Company and the contributors of the property.

Debt service requirements on our borrowings will reduce our cash flows. The initial public offering and the related repayment of indebtedness on certain of our initial properties, the restructuring of management agreements and our execution of a new management agreement with lower management fees has reduced our debt service and management fee payments and, consequently, improved cash flow and liquidity in periods subsequent to the initial public offering versus periods prior to the offering.

Our long-term liquidity needs will generally include the funding of future acquisition, development and investment activity, the retirement of mortgage debt and amounts outstanding under our secured line of credit, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

•	The issuance by the Company, the operating partnership of the Company, and/or their subsidiary entities of secured and unsecured debt securities;

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties;

•	The issuance of additional shares of our common stock or preferred stock;

•	The issuance of additional units in the operating partnership;

•	The selective disposition of non-core assets; and

•	The sale or contribution of some of our wholly owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions.

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

Inflation

We generate revenues primarily from lease payments from our TRS Lessee and net income from the operations of our TRS Lessee. Therefore, we rely primarily on the performance of the individual properties and the ability of our management company to increase revenues and to keep pace with inflation.

Operators of hotels, in general, possess the ability to adjust room rates daily to keep pace with inflation. However, competitive pressures at some or all of our hotels may limit the ability of our management company to raise room rates.

Seasonality

The operations of the properties have historically been seasonal. The periods from mid-November through mid-February are traditionally slow with the exception of the Crowne Plaza Jacksonville. The months of March and April are traditionally strong, as is October. The remaining months are generally good, but are subject to the weather and can vary significantly.

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

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 7-39 years for buildings and 3-10 years for furniture and equipment. In accordance with generally accepted accounting principles, the majority interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and minority interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties are recorded at historical cost basis. Minority interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value at time of acquisition.

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

There were no charges for impairment recorded for the three months ended March 31, 2006 or 2005.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2006. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

These risks and uncertainties, together with the information contained in our Form 10-K filed with the Securities and Exchange Commission on March 23, 2006 under “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

As of March 31, 2006, we had approximately $42.4 million of fixed-rate debt and $6.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 7.95%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Assuming that the amount outstanding under our line of credit remains at $6.2 million, the balance at March 31, 2006, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be $62,000.

As of December 31, 2005, we had approximately $42.7 million of fixed-rate debt. The weighted average interest rate on the fixed-rate debt was 7.95%.

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

PART II

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2006 Annual Stockholders’ Meeting on April 25, 2006 (“Annual Meeting”), the total number of shares of the Company’s voting capital stock entitled to vote was 6,704,000, and a total of 6,402,575 shares of the Company’s voting capital stock were present in person or by proxy.

At the Annual Meeting, the Company’s stockholders re-elected all seven incumbent directors listed below as Directors of the Company until its 2007 Annual Stockholders’ Meeting. The following table sets forth, for each of the directors elected, the number of votes cast for and the number of votes withheld:

	Votes For	Votes Withheld
Andrew M. Sims	6,187,958	214,617
General Anthony C. Zinni	6,340,713	61,862
Kim E. Sims	6,183,108	219,467
Christopher L. Sims	6,183,108	219,467
Edward S. Stein	6,352,013	50,562
David J. Beatty	6,349,813	52,762
J. Paul Carey	6,353,013	49,562

The Company’s stockholders also ratified the selection of PKF Witt Mares as our independent auditor for the 2006 fiscal year. There were 6,192,258 votes cast for ratification, 190,040 votes against, and 20,277 shares abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
10.21	Credit Agreement, dated as of May 8, 2006 among MHI Hospitality Corporation, MHI Hospitality, L.P., and MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein AND the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co-Documentation Agent, Manufacturers and Traders Trust Company as Co-Documentation Agent and Branch Banking and Trust Company as Administrative Agent

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: May 11, 2006	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board