Form 10-Q
period 2006-06-30
MHI Hospitality CORP
filed 2006-08-08
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 8, 2006, there were 6,712,000 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1. Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investment in hotel properties, net	$102,395,115	$101,583,250
Cash and cash equivalents	2,420,555	501,810
Restricted cash	3,464,106	4,330,981
Accounts receivable	2,634,505	2,095,193
Accounts receivable-affiliate	4,463	242,362
Prepaid expenses, inventory and other assets	2,419,960	1,917,038
Assets held for sale	4,506,364	4,451,912
Shell Island lease purchase, net	2,832,279	3,088,235
Deferred financing costs, net	683,717	175,142

TOTAL ASSETS	$121,361,064	$118,385,923

LIABILITIES
Line of credit	$7,678,232	$3,500,000
Mortgage loans	42,157,632	42,686,943
Accounts payable and accrued expenses	5,520,253	5,106,882
Dividends and distributions payable	1,801,661	1,803,973
Advance deposits	648,177	266,657

TOTAL LIABILITIES	57,805,955	53,364,455
Minority interest in operating partnership	21,217,912	21,805,572
Commitments and contingencies (see Note 7)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,712,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	67,120	67,040
Additional paid in capital	47,890,267	47,760,347
Accumulated deficit	(5,620,190)	(4,611,491)

TOTAL SHAREHOLDERS’ EQUITY	42,337,197	43,215,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,361,064	$118,385,923

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
REVENUE
Rooms department	$12,379,692	$9,472,674	$22,804,541	$16,856,963
Food and beverage department	5,353,338	4,224,297	9,585,311	7,427,867
Other operating departments	868,059	610,782	1,738,809	1,108,110

Total revenue	18,601,089	14,307,753	34,128,661	25,392,940
EXPENSES
Hotel operating expenses
Rooms department	3,381,090	2,403,631	6,275,188	4,566,744
Food and beverage department	3,485,574	2,689,409	6,574,175	5,035,024
Other operating departments	223,168	180,385	435,759	325,764
Indirect	6,530,643	4,851,936	12,611,506	9,363,692

Total hotel operating expenses	13,620,475	10,125,361	25,896,628	19,291,224
Depreciation and amortization	1,221,820	1,057,876	2,388,255	1,840,912
Corporate general and administrative	663,970	497,017	1,454,415	965,167

Total operating expenses	15,506,265	11,680,254	29,739,298	22,097,303

NET OPERATING INCOME	3,094,824	2,627,499	4,389,363	3,295,637
Other income (expense)
Interest expense	(1,095,832)	(422,213)	(2,069,946)	(1,035,610)
Interest income	21,464	53,346	43,411	101,658

Net income before minority interest in operating partnership and income taxes	2,020,456	2,258,632	2,362,828	2,361,685
Minority interest in operating partnership	(642,125)	(784,055)	(779,204)	(809,101)
Income tax provision	(276,483)	(148,064)	(246,603)	(148,064)

Income from continuing operations	1,101,848	1,326,513	1,337,021	1,404,520
Income (loss) from discontinued operations, net	25,945	62,554	(65,680)	(43,916)

NET INCOME	$1,127,793	$1,389,067	$1,271,341	$1,360,604

Continued operations per share
Basic	$0.16	$0.20	$0.20	$0.21
Diluted	$0.16	$0.20	$0.20	$0.21
Discontinued operations per share
Basic	$0.00	$0.01	$(0.01)	$(0.00)
Diluted	$0.00	$0.01	$(0.01)	$(0.00)
Net income (loss) per share
Basic	$0.16	$0.21	$0.19	$0.21
Diluted	$0.16	$0.21	$0.19	$0.21
Weighted average number of shares outstanding
Basic	6,705,978	6,704,000	6,704,994	6,630,519
Diluted	6,774,978	6,704,000	6,770,464	6,630,519

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2005	6,704,000	$67,040	$47,760,347	$(4,611,491)	$43,215,896
Issuance of restricted common stock awards	8,000	80	72,920	—	73,000
Amortization of deferred stock grants			57,000	—	57,000
Net income			—	1,271,341	1,271,341
Dividends declared			—	(2,280,040)	(2,280,040)

Balances at June 30, 2006	6,712,000	$67,120	$47,890,267	$(5,620,190)	$42,337,197

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30, 2006	Six months ended June 30, 2005
Cash Flows from Operating Activities:
Net income	$1,271,341	$1,360,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,523,096	1,951,906
Amortization of deferred financing costs	114,178	38,788
Charges related to equity-based compensation	130,000	—
Minority interest in operating partnership	740,926	783,818
Changes in assets and liabilities:
Restricted cash	(347,454)	(425,458)
Accounts receivable	(539,313)	(1,106,831)
Inventory, prepaid expenses and other assets	(473,167)	(982,036)
Accounts payable and accrued expenses	413,369	(1,077,052)
Advance deposits	381,520	151,023
Due from affiliates	237,899	257,465

Net cash provided by operating activities	4,452,395	952,227

Cash flows from investing activities:
Improvements and additions to hotel properties	(3,163,212)	(3,477,517)
Proceeds of restricted capital improvement reserve	1,214,330	—

Net cash used in investing activities	(1,948,882)	(3,477,517)

Cash flows from financing activities:
Proceeds from sale of common stock	—	7,000,000
Payment of issuance costs related to sale of common stock	—	(490,000)
Dividends and distributions paid	(3,610,938)	(1,786,905)
Proceeds from line of credit	4,178,232	—
Payments on related party note	—	(2,000,000)
Payment of deferred financing costs	(622,751)	(54,565)
Payment of loans	(529,311)	(557,337)

Net cash provided by (used in) financing activities	(584,768)	2,111,193

Net increase (decrease) in cash and cash equivalents	1,918,745	(414,097)
Cash and cash equivalents at the beginning of the period	501,810	8,314,353

Cash and cash equivalents at the end of the period	$2,420,555	$7,900,256

Supplemental disclosures:
Cash paid during the period for interest	$1,983,700	$1,000,143

The accompanying notes are an integral part of these financial statements

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service upscale and mid-scale hotels located in primary and secondary markets in the mid-Atlantic and Southeastern regions of the United States. The hotels operate under well-known national hotel brands such as Hilton and Intercontinental Hotels Group brands. The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). The Company utilized part of its net proceeds to repay approximately $25.0 million of mortgage indebtedness secured by the initial properties and paid an additional $16.9 million in cash related to the acquisition of the properties. Accordingly, the Company had approximately $12.9 million available in cash immediately following its formation.

On July 22, 2005, the Company acquired the Crowne Plaza Jacksonville Hotel (formerly, the Hilton Jacksonville Riverfront Hotel) in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company (“Mercantile”) acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser. Pursuant to the terms of a Purchase Sale and Contribution Agreement dated May 20, 2005, MHI Hotels, LLC (“MHI Hotels”), an affiliate of MHI Hotels Services LLC (“MHI Hotels Services”), contributed furniture, fixtures and equipment used in the operation of the Hotel and assigned its leasehold interest and other rights relating to the property to the purchaser in exchange for 90,569 units in the operating partnership, MHI Hospitality L.P. (the “Operating Partnership”), valued at approximately $913,000. On April 1, 2006, the Company completed the re-flagging of the hotel to a Crowne Plaza.

On May 9, 2006, the Company closed on a senior secured revolving credit facility for up to $60 million which was syndicated by Branch Banking & Trust Company (“BB&T). The facility replaced an existing $23 million facility with BB&T and will be used to fund acquisitions and working capital.

On June 20, 2006, the Company announced it had entered into a definitive agreement to sell the Holiday Inn Downtown, in Williamsburg, VA for $4.75 million. The Company has agreed to take back three promissory notes that total $4.43 million from the purchaser and will receive the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million and $1.4 million will mature on December 31, 2006 with interest-only payments due monthly bearing rates of 8.0% and 8.5%, respectively. The notes may be extended an additional seven months to August 31, 2007. The third promissory note in the amount of $0.4 million with interest-only payments due monthly at a rate of 8.0% will mature on August 31, 2007. The Company has committed to substitute the third promissory note for a $0.4 million 20-year promissory note bearing interest at 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule thereafter if the purchaser refinances the first two promissory notes. The promissory notes will be secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser. The closing is subject to customary terms and conditions.

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

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months and six months ended June 30, 2006 and 2005.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

Investment in Hotel Properties – Investments in hotel properties are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project, which constitute additions or improvements that extend the life of the property, are capitalized.

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

Assets Held For Sale and Discontinued Operations – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probably and is expected within one year. The related operations of assets held for sale are reports as discontinued if 1) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, 2) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and 3) the Company will not have any significant continuing involvement subsequent to the disposal.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2006 and December 31, 2005 were $197,120 and $208,308, respectively. Amortization expense totaled $7,513 and $14,592 for the three months and six months ended June 30, 2006 and $5,625 and $11,250 for the three and six months ended June 30, 2005, respectively.

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

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted (non-vested) stock and performance share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interest of its employees with those of its shareholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 81,000 shares including 69,000 shares granted under deferred stock awards to its executives, 4,000 restricted shares issued to certain employees, and 8,000 restricted shares issued to its directors. Of the 69,000 shares granted under deferred stock awards, 60,000 shares vest over five years and 9,000 shares vest at the end of this year. Regarding the restricted shares awarded the Company’s directors and certain employees; the shares vest immediately and represent compensation for the previous year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2006, no performance-based stock awards have been issued. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan was $28,500 and $57,000 for the three months and six months ended June 30, 2006, respectively and $0 for the three months and six months ended June 30, 2005.

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

3. Acquisition of Hotel Properties

There were no new acquisitions in the six months ended June 30, 2006.

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	MHI Hospitality Corporation June 30, 2006	MHI Hospitality Corporation December 31, 2005
	(unaudited)
Land and land improvements	$12,530	$12,513
Buildings and improvements	86,764	86,399
Furniture, fixtures and equipment	22,226	19,629

	121,520	118,541
Less: accumulated depreciation	(19,125)	(16,958)

	$102,395	$101,583

5. Credit Facility

As of June 30, 2006, the Company had a secured, revolving credit facility with a financial institution that enabled the Company to borrow up to $60 million, subject to borrowing base and loan-to-value limitations, with a syndicated bank group comprising of Branch Banking & Trust Company (BB&T), Key Bank National Association, Regions Bank and Manufacturers and Traders Trust Company. The credit facility was refinanced during second quarter of 2006 and replaced a $23 million secured, revolving credit facility with BB&T. The Company had borrowings of $7,678,232 and $3,500,000 at June 30, 2006 and December 31, 2005, respectively.

The facility matures during May 2010 and bears interest at a floating rate of LIBOR plus additional interest ranging from 2.0% to 2.5%. On June 30, 2006, LIBOR was 5.334%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The revolving line of credit facility includes an uncommitted accordion facility, pursuant to which the Company may be able to increase the total commitment under the revolving line of credit facility up to $75 million. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company is required to enter into an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. The two properties had a net carrying value of approximately $35.6 million. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. As of June 30, 2006 and December 31, 2005, the Company was in compliance with all of the required covenants.

6. Mortgage Debt

Upon its formation, the Company assumed existing mortgage debt with MMA Realty Capital, Inc. that was in place on two of the initial properties.

On September 25, 1998, Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the Savannah DeSoto Hilton hotel and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 7.49%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of June 30, 2006 and December 31, 2005 was $9,935,121 and $10,175,989, respectively.

On February 12, 1998 Capitol Hotel Associates, LP, LLP obtained a mortgage loan in the amount of $13.0 million to refinance the mortgage at the Wilmington Riverside Hilton hotel. On October 19, 1999 Capitol Hotel Associates, LP, LLP obtained a promissory note in the amount of $4.25 million upon completion of construction of renovations. The debt was consolidated into one instrument and is secured by the Wilmington Riverside Hilton hotel and its maturity date is March 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments and interest payments amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 8.22%. Capitol Hotel Associates, LP, LLP recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of June 30, 2006 and December 31, 2005 was $14,222,512 and $14,510,954, respectively.

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

Total debt maturities as of June 30, 2006 were as follows ($000s):

2006	$552
2007	1,168
2008	22,439
2009	—
2010	18,000

Total	$42,158

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expires October 31, 2006. There is a renewal option for up to three five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease was $10,795 and $21,590 for the three months and six months ended June 30, 2006, respectively and $9,387 and $18,774 for the three months and six months ended June 30, 2005, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for this operating lease is $76,104 annually, and is expected to remain the same in 2006. For the three months ended June 30, 2006 and 2005, rent expense was $19,026. For the six months ended June 30, 2006 and 2005, rent expense was $38,052.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense was $40,238 and $80,213 for the three months and six months ended June 30, 2006 and $42,764 and $84,528 for the three months and six months ended June 30, 2005, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2007. Rent expense for the three months and six months ended June 30, 2006 was $1,160 and $2,320, respectively.

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

Management Agreement – Each of the seven hotels that the Company owned at June 30, 2006 operate under a ten-year master management agreement with MHI Hotels Services which expires in December 2014 for the six initial hotels and in July 2015 for the Crowne Plaza Jacksonville Hotel (see Note 9).

Franchise Agreements – As of June 30, 2006, the Company’s seven hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

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

8. Capital Stock

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

On December 21, 2004, the Company completed its IPO and sold 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On December 21, 2004 the Company issued 4,000 shares of common stock to its independent directors. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds generated from the IPO and the underwriters’ over-allotment was approximately $61.3 million. In June 2006, the Company issued 8,000 shares of restricted common stock to its independent directors and non-executive employees. As of June 30, 2006, the Company had 6,712,000 shares of common stock outstanding.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of June 30, 2006, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of June 30, 2006, the total number of Operating Partnership units outstanding was 3,907,607.

9. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At June 30, 2006 and December 31, 2005, the Company was due $4,463 and $242,362, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the three months ended June 30, 2006 and 2005, the Company earned $160,000 in leasehold revenue. For the six months ended June 30, 2006 and 2005, the Company earned $320,000 in leasehold revenue.

Sublease of Office Space – The Company subleases office space in Greenbelt, MD from MHI Hotels Services. Rent expense was $9,270 and $18,540 for the three months and six months ended June 30, 2006, respectively and $11,930 and $6,375 for the three months and six months ended June 30, 2005, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the seven hotels that the Company owned at June 30, 2006 are operated by MHI Hotels Services under a master management agreement which expires in December 2014 for the six initial hotels and in July 2015 for the Crowne Plaza Jacksonville Hotel. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels was 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville Hotel is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation. Due to the uncertainty related to the calculation of the incentive management fees, the Company has not accrued any related expense related to these fees as of June 30, 2006.

The Company paid MHI Hotels Services approximately $0.469 million and $0.844 million for the three months and six months ended June 30, 2006, respectively, and approximately $0.227 million and $0.527 million for the three months and six months ended June 30, 2005, respectively, in management fees.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. The Company paid $18,708 and $36,093 for the three months and six months ended June 30, 2006, respectively and $7,125 and $14,250 for the three months and six months ended June 30, 2005, respectively for benefits.

Reimbursement of Real Estate and Personal Property Taxes – In January 2006, the Company received reimbursement of real estate and personal property taxes totaling $173,632 related to the acquisition of the Crowne Plaza Jacksonville. The reimbursement for accrued taxes due at settlement was deferred until receipt and payment of the annual tax invoices.

Construction Management Services – The Company engaged MHI Hotels Services to manage the renovation of the Crowne Plaza Jacksonville. For the three months and six months ended June 30, 2006, the company paid $112,000 in construction management fees.

10. Income Taxes

The components of the income tax provision (benefit) for the three months and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	28	51	286	51

	28	51	286	51

Deferred:
Federal	250	55	(104)	55
State	(1)	(53)	(29)	(53)

	249	2	(133)	2

	$277	$53	$153	$53

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$687	$769	$803	$747
Effect of non-taxable REIT income	(437)	(714)	(907)	(692)
State income tax expense	27	(2)	257	(2)

	$277	$53	$153	$53

As of June 30, 2006, the Company had a net deferred tax asset of approximately $0.84 million, primarily due to past years’ net operating loss. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

11. Discontinued Operations

The provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, require that hotels sold or held for sale be treated as discontinued operations.

On June 20, 2006, the Company announced it had entered into a definitive agreement to sell the Holiday Inn Downtown, in Williamsburg, VA. The results of operations of the property for the three months and six months ended June 30, 2006 and 2005 have been classified or reclassified as discontinued operations. After transaction costs, the Company does not expect to recognize any material gain or loss on sale of the property.

The results of operations for the property for the three months and six months ended June 30, 2006 and 2005 were as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$664,717	$666,837	$869,020	$938,131
Food and beverage department	241,084	252,655	359,683	371,820
Other operating departments	13,481	15,744	18,111	22,944

Total revenue	919,282	935,236	1,246,814	1,332,895
Expenses
Hotel operating expenses
Rooms department	249,564	205,932	362,653	316,129
Food and beverage department	211,557	223,043	348,657	350,299
Other operating departments	12,126	10,468	19,188	21,942
Indirect	334,190	432,199	579,255	698,077

Total hotel operating expenses	807,437	871,642	1,309,753	1,386,447
Depreciation and amortization	69,939	59,685	134,841	110,994

Total operating expenses	877,376	931,327	1,444,594	1,497,441

Net operating income	41,906	3,909	(197,780)	(164,546)
Minority interest in operating partnership	(15,129)	(36,705)	38,278	25,281
Income tax (provision) benefit	(832)	95,349	93,822	95,349

Net income from discontinued operations	$25,945	$62,553	$(65,680)	$(43,916)

12. Earnings per Share

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$1,127,793	$1,389,067	$1,271,341	$1,360,604
Basic:
Weighted average number of common shares outstanding	6,705,978	6,704,000	6,704,994	6,630,519
Net income per share - basic	$0.16	$0.20	$0.19	$0.21
Diluted:
Dilutive awards	69,000	—	65,470	—
Diluted weighted average number common shares outstanding	6,774,978	6,704,000	6,770,464	6,630,519
Net income per share - diluted	$0.16	$0.20	$0.19	$0.21

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

13. Subsequent Events

On July 6, 2006, the Company announced that it entered into a definitive agreement to purchase the 186-room Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for $7.6 million. The hotel is located directly on the Ohio River, with unimpeded views of the Louisville skyline, and easy access to the center of downtown Louisville. The Company intends to extensively renovate and re-brand the hotel, as is consistent with the company’s repositioning strategy. To facilitate the closing of the acquisition, which is expected in the late third quarter subject to customary closing conditions, the Company may access funds from either its line of credit or the proceeds of the sale of the Holiday Inn Downtown Williamsburg, VA, or a combination of the two.

On July 11, 2006, the Company paid the dividend for the second quarter of 2006 that was authorized on April 24, 2006 to those stockholders and unit holders of MHI Hospitality, L.P. of record on June 15, 2006. The dividend was $0.17 per share (unit).

On July 17, 2006, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unit holders of record as of September 15, 2006. The dividend is to be paid October 11, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue current and future opportunities in the full-service, upper upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering.

Concurrent with the completion of the IPO, we acquired six hotel properties. Our hotel portfolio currently consists of seven full-service, upper upscale and mid-scale hotels. The seventh hotel, the Crowne Plaza Jacksonville Hotel (formerly, the Hilton Jacksonville Riverfront Hotel), was acquired on July 22, 2005. We own a 100% interest in all of our hotels. We also have a leasehold interest in a resort condominium facility. As of June 30, 2006, we owned the following hotel properties:

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

On June 15, 2006, we entered into a definitive agreement to sell the Holiday Inn Downtown, in Williamsburg, VA for $4.75 million. We agreed to take back three promissory notes totaling $4.43 million from the purchaser and will receive the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million and $1.4 million will mature on December 31, 2006 with interest-only payments due monthly bearing rates of 8.0% and 8.5%, respectively. The notes may be extended an additional seven months to August 31, 2007. The third note in the amount of $0.4 million with interest-only payments due monthly at a rate of 8.0% will mature on August 31, 2007. We have committed to substitute the third promissory note for a $0.4 million 20-year promissory note bearing interest at 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule thereafter if the purchaser refinances the first two promissory notes. The promissory notes will be secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser. The closing is subject to customary terms and conditions.We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership and we own an approximate 63.2% interest in our operating partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

To qualify as a REIT, we cannot operate hotels. Therefore, our operating partnership leases our hotel properties to MHI Hospitality TRS, LLC, our TRS Lessee. Our TRS Lessee has engaged MHI Hotels Services, LLC (“MHI Hotels Services”) to manage our hotels. Our TRS Lessee, and its parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

Key Operating Metrics

In the hotel industry, most categories of operating costs, with the exception of franchise, management, credit card fees and the costs of the food and beverage served, do not vary directly with revenues. This aspect of our operating costs creates operating leverage, whereby changes in sales volume disproportionately impact operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food, beverage and telephone. There are three key performance indicators used in the hotel industry to measure room revenues:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average daily rate or ADR, which is total room revenue divided by the number of rooms sold; and

•	Revenue per available room or RevPAR, which is the room revenue, divided by the total number of available rooms.

Results of Operations

The following table illustrates the key operating metrics for the three months and six months ended June 30, 2006 and 2005 for the properties owned by the Company during the respective reporting periods. Accordingly, the operations of the Crowne Plaza Jacksonville Hotel are not reflected for the three months and six months ended June 30, 2005.

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Occupancy %	76.3%	75.7%	70.6%	71.3%
ADR	$112.32	$106.52	$110.69	$99.85
RevPAR	$85.68	$80.68	$78.18	$71.19
Available Room Nights	152,243	125,671	302,813	249,961

In addition, the table below illustrates the same metrics as they pertain to all seven properties in our current portfolio for both periods. The 2005 figures reflect the performance of the Crowne Plaza Jacksonville under previous ownership. That hotel was managed by MHI Hotels Services throughout 2005.

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Occupancy %	76.3%	75.6%	70.6%	72.2%
ADR	$112.32	$106.26	$110.69	$102.64
RevPAR	$85.68	$80.32	$78.18	$74.07
Available Room Nights	152,243	152,243	302,813	302,813

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

Revenue. Total revenue for the three months ended June 30, 2006 was approximately $18.6 million, an increase of approximately $4.3 million or 30.0% from the three months ended June 30, 2005. Approximately $2.8 million of the increase was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel, which was acquired in July 2005. Room revenues at our other properties (with the exception of the Holiday Inn Downtown in Williamsburg, Virginia which is not included in the presentation of continuing operations) increased approximately $1.2 million as a result of increases in occupancy and ADR.

Room revenues for the three months ended June 30, 2006 rose to approximately $12.4 million, an increase of approximately $2.9 million or 30.7% compared to room revenues for the three months ended June 30, 2005. Approximately $1.7 million of the increase was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel. Room revenues at our other properties (with the exception of the Holiday Inn Downtown in Williamsburg, Virginia which is not included in the presentation of continuing operations) increased approximately $1.2 million or 12.2%. A new mix of business, a strong market, and the completion of room renovations caused a significant increase in ADR at our Philadelphia property. Our efforts to re-position our property in Laurel, Maryland coupled with the completion of renovations also contributed to the significant increase in ADR at that property.

Overall, our seven properties were able to achieve a 6.7% increase in room revenue through a combined 0.9% increase in occupancy and a 5.7% increase in ADR over the same period last year.

Food and beverage revenues for the three months ended June 30, 2006 increased approximately $1.1 million or 26.7% to approximately $5.4 million compared to food and beverage revenues for the three months ended June 30, 2005. Approximately $0.9 million of the increase was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees were approximately $13.6 million, an increase of approximately $3.5 million or 34.5% for the three months ended June 30, 2006 compared to approximately $10.1 million for the three months ended June 30, 2005, of which approximately $2.4 million of the increase was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel, which was acquired in July 2005.

Rooms expense for the three months ended June 30, 2006 increased approximately $1.0 million or 40.7% to approximately $3.4 million compared to rooms expense of approximately $2.4 million for the three months ended June 30,

2005. Approximately $0.6 million of the increase was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel. Much of the remaining increase relates to increased expenses at our Hilton brand properties for replacing room amenities as well as the increased cost of implementing the Hilton bedding program.

Food and beverage expenses for the three months ended June 30, 2006 increased approximately $0.8 million or 29.6% to approximately $3.5 million compared to food and beverage expense for the three months ended June 30, 2005. The higher food and beverage costs are attributable to the higher volume of food and beverage sales. Indirect expenses at our properties for the three months ended June 30, 2006 increased approximately $1.7 million or 34.6% to approximately $6.5 million compared to the three months ended June 30, 2005, of which approximately $1.2 million was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel. Some of the indirect expenses vary directly with increases in revenue. Accordingly, we saw significant increases in sales and marketing expenses, hotel franchising fees and management fees.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2006 was approximately $1.2 million, an increase of approximately $0.2 million or 15.5% compared to approximately $1.0 million for the three months ended June 30, 2005. The increase in depreciation and amortization was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2006 increased approximately $0.2 million or 33.6% compared to approximately $0.7 million for the three months ended June 30, 2005. Increased staffing levels including the hiring of our Chief Operating Officer in January 2006 and our Chief Accounting Officer in May 2005 contributed to the increase.

Interest Expense. Interest expense for the three months ended June 30, 2006 increased approximately $0.7 million or 159.5% to approximately $1.1 million compared to interest expense for the thee months ended June 30, 2005, primarily due to the mortgage on the Crowne Plaza Jacksonville Hotel acquired in July 2005 and borrowings on the line of credit.

Income Tax Provision. The net income tax provision for the three months ended June 30, 2006 increased to approximately $0.3 million. The income tax provision is primarily derived from the taxable income of our TRS lessee. The taxable income of our TRS lessee attributable to continuing operations for the three months ended June 30, 2006 was greater than the taxable income attributable to continuing operations for the three months ended June 30, 2005.

Net income. The net income for the three months ended June 30, 2006 decreased approximately $0.3 million compared to the three months ended June 30, 2005 as a result of the operating results discussed above.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Revenue. Total revenue for the six months ended June 30, 2006 was approximately $34.1 million, an increase of approximately $8.7 million or 34.4% from the six months ended June 30, 2005. The increase was primarily due to approximately $6.4 million in incremental revenues attributable to the acquisition of the Crowne Plaza Jacksonville Hotel. Revenues increased due to increases in both room revenue and food and beverage revenues. Room revenues at our other properties (with the exception of the Holiday Inn Downtown in Williamsburg, Virginia which is not included in the presentation of continuing operations) increased approximately $1.8 million as a result of an increase in ADR.

Room revenues for the six months ended June 30, 2006 rose to approximately $22.8 million, an increase of approximately $6.0 million or 35.3% compared to room revenues for the six months ended June 30, 2005. Approximately $4.2 million of the increase was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel. Room revenues at our other properties (with the exception of the Holiday Inn Downtown in Williamsburg, Virginia which is not included in the presentation of continuing operations) increase approximately $1.8 million or 10.6%. A new mix of business, a strong market, and the completion of room renovations caused a significant increase in ADR at our Philadelphia property. Our efforts to re-position our property in Laurel, Maryland coupled with the completion of renovations also contributed to the significant increase in ADR at that property.

Overall, our seven properties were able to achieve a 5.6% increase in revenue despite a 2.1% decline in occupancy by achieving a 7.9% increase in ADR over the same period.

Food and beverage revenues for the six months ended June 30, 2006 increased approximately $2.2 million or 29.0% to approximately $9.6 million compared to food and beverage revenues for the six months ended June 30, 2005. Approximately $1.7 million of the increase was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees were approximately $25.9 million, an increase of approximately $6.6 million or

34.6% for the six months ended June 30, 2006 compared to approximately $19.3 million for the six months ended June 30, 2005, primarily due to approximately $5.2 million in incremental expense attributable to the acquisition of the Crowne Plaza Jacksonville Hotel in July 2005.

Rooms expense for the six months ended June 30, 2006 increased approximately $1.7 million or 37.4% to approximately $6.3 million compared to rooms expense of approximately $4.6 million for the six months ended June 30, 2005 primarily due to the acquisition of the Crowne Plaza Jacksonville Hotel. Much of the remaining increase relates to increased expenses at our Hilton brand properties for replacing room amenities as well as the increased cost of implementing the Hilton bedding program.

Food and beverage expenses for the six months ended June 30, 2006 increased approximately $1.5 million or 30.6% to approximately $6.6 million compared to food and beverage expense for the six months ended June 30, 2005. The higher food and beverage costs are attributable to the higher volume of food and beverage sales. Indirect expenses at our properties for the six months ended June 30, 2006 increased approximately $3.2 million or 34.7% to approximately $12.6 million compared to the six months ended June 30, 2005, primarily due to the acquisition of the Crowne Plaza Jacksonville Hotel. We saw significant increases in sales and marketing expenses, hotel franchise fees and management fees as these expenses vary directly with increases in revenue.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2006 was approximately $2.4 million, an increase of approximately $0.5 million or 29.7% compared to approximately $1.8 million for the six months ended June 30, 2005. The increase in depreciation and amortization was attributable to the acquisition of the Crowne Plaza Jacksonville Hotel as well as the renovation activities at our Philadelphia, Williamsburg and Laurel properties.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2006 increased approximately $0.5 million or 50.7% compared to the six months ended June 30, 2005 to approximately $1.5 million. Increased staffing levels, including the hiring of our Chief Operating Officer in January 2006 and our Chief Accounting Officer in May 2005, as well as an accelerated timetable for the preparation of the Company’s tax returns contributed to the increase.

Interest Expense. Interest expense for the six months ended June 30, 2006 increased approximately $1.0 million or 99.9% to approximately $2.1 million compared to interest expense for the same period ended June 30, 2005, primarily due to the mortgage on the Crowne Plaza Jacksonville Hotel acquired in July 2005 and borrowings on the line of credit.

Income Tax Provision. The net income tax provision for the six months ended June 30, 2006 increased to approximately $0.2 million. The income tax provison is primarily derived from the taxable income of our TRS lessee. The taxable income of our TRS lessee attributable to continuing operations for the six months ended June 30, 2006 was greater than the taxable income attributable to continuing operations for the six months ended June 30, 2005.

Net income. The net income for the six months ended June 30, 2006 decreased approximately $0.1 million compared to the six months ended June 30, 2005 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months and six months ended June 30, 2006 and 2005 (unaudited):

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Net income (loss)	$1,127,793	$1,389,067	$1,271,341	$1,360,604
Add minority interest	657,254	820,759	740,926	783,818
Add depreciation and amortization	1,291,758	999,802	2,523,095	1,951,906

FFO	$3,076,805	$3,209,629	$4,535,363	$4,096,329

Weighted average shares outstanding	6,705,978	6,704,000	6,704,994	6,630,519
Weighted average units outstanding	3,907,607	3,817,036	3,907,607	3,817,036

Weighted average shares and units	10,613,585	10,521,036	10,612,601	10,447,555

FFO per share and unit	$0.29	$0.31	$0.43	$0.39

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of approximately $5.9 million, of which $3.5 million was in restricted reserve accounts and real estate tax escrows. Coincident with the purchase of the Crowne Plaza Jacksonville Hotel, we placed $3.0 million into a capital improvement reserve with Mercantile Safe Deposit and Trust Company, the mortgagor’s trustee. During the six months ended June 30, 2006, approximately $1.2 million had been expended from the reserve. On May 9, 2006, we replaced our existing $23.0 million secured line of credit with a revolving credit facility for up to $60.0 million that will provide financing for future acquisitions as well as working capital. For a discussion of the new line of credit, please see Note 5, Credit Facility, to the Company’s consolidated financial statements provided in this report.

Operating Requirements. The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. Cash flow provided by operating activities for the six months ended June 30, 2006 was approximately $4.5 million. We expect that the net cash provided by operations will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with federal income tax laws which require us make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain. We declared dividends of $0.17 per share (unit) paid on July 11, 2006, which we funded out of working capital.

Capital Expenditures. We substantially completed renovations at three of our six initial hotels last year and have commenced renovations at the Crowne Plaza Jacksonville Hotel. During the six months ended June 30, 2006, approximately $3.2 million was spent on renovations and capital improvements. Of that amount, approximately $1.2 million was funded from the capital improvement reserve. These activities represent our net cash flow used in investing activities for the six months ended June 30, 2006 of approximately $1.9 million.

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

On September 13, 2005, we entered into an agreement to purchase an interest in a condominium hotel property in Hollywood, Florida last operated as the Ambassador Resort. The seller will renovate the hotel and complete a condominium conversion. We will retain MHI Hotels Services to manage the hotel on its behalf. Purchase of the interest in the property and costs related to pre-opening expenses are expected to be incurred later this year and total approximately $3.0 million. Such costs will be funded by additional borrowings on the line of credit.

On June 20, 2006, the Company announced an agreement to sell the Holiday Inn Downtown Williamsburg. The Company intends to structure the disposition of the property as a “like-kind exchange” for tax purposes whereby the Company can defer recognizing gain on the sale of the property if it follows certain procedures and meets certain conditions.

In the event we are unable to follow these procedures and meet the conditions to effect the transaction as a “like-kind exchange,” the property may be sold for cash in which case there may be expense associated with the tax indemnification agreement between the Company and the contributors of the property.

On July 6, 2006, we announced it had entered into an agreement to purchase the 186-room Louisville Ramada Riverfront Hotel in Jeffersonville, Indiana for $7.6 million. We intend to combine the proceeds of the sale of the Holiday Inn Downtown in Williamsburg, Virginia with additional borrowings on its line of credit to complete the purchase and subsequent renovations to the property. However, we may fund the purchase of the property and subsequent renovations solely from the line of credit. Renovation of the property is estimated at $7.0 million, which will be funded through borrowings on the line of credit and are expected to be complete by the end of 2007.

The Hilton licenses at our Wilmington and Savannah properties expire in 2008. As a part of the license renewal, we anticipate that significant renovations will take place at each property. Renovations at our Wilmington property will occur in 2007 and will be followed by renovations at our Savannah property. We do not expect the renovations at our Savannah property to be complete until 2008. Estimates of the cost of the renovations are not currently determinable, as the terms of the license renewals have not been fully negotiated. The renovations will be funded by our line of credit.

Debt service requirements on our borrowings will reduce our cash flows. The initial public offering and the related repayment of indebtedness on certain of our initial properties, the restructuring of management agreements and our execution of a new management agreement with lower management fees have reduced our debt service and management fee payments and, consequently, improved cash flow and liquidity in periods subsequent to the initial public offering versus periods prior to the offering.

Our long-term liquidity needs will generally include the funding of future acquisitions, development and investment activity, the retirement of mortgage debt and amounts outstanding under our secured line of credit, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

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

Seasonality

The operations of the properties have historically been seasonal. The periods from mid-November through mid-February are traditionally slow with the exception of the Crowne Plaza Jacksonville Hotel. The months of March and April are traditionally strong, as is October. The remaining months are generally good, but are subject to the weather and can vary significantly.

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

There were no charges for impairment recorded for the three months or six months ended June 30, 2006 or 2005.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2006. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our line of credit with BB&T requires us to hedge a portion of the line with an interest-rate swap which we intend to enter into in the third quarter of 2006. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of June 30, 2006, we had approximately $42.2 million of fixed-rate debt and approximately, $7.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 7.95%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Assuming that the amount outstanding under our line of credit remains at approximately $7.7 million, the balance at June 30, 2006, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be approximately $77,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
10.22	Purchase Agreement dated June 15, 2006

10.22A	First Amendment to Purchase Agreement dated July 25, 2006

10.22B	Second Amendment to Purchase Agreement dated August 4, 2006

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: August 8, 2006	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board