Form 10-Q
period 2006-09-30
MHI Hospitality CORP
filed 2006-11-07
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-32379

MHI HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4801 Courthouse Street, Suite 201, Williamsburg, Virginia 23188

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

As of November 6, 2006, there were 6,712,000 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1. Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investment in hotel properties, net	$109,995,442	$101,583,250
Cash and cash equivalents	2,630,465	501,810
Restricted cash	3,165,130	4,330,981
Accounts receivable	2,601,385	2,095,193
Accounts receivable-affiliate	10,897	242,362
Prepaid expenses, inventory and other assets	2,553,514	1,917,038
Assets held for sale	—	4,451,912
Notes receivable	4,430,000	—
Shell Island lease purchase, net	2,779,411	3,088,235
Deferred financing costs, net	857,452	175,142

TOTAL ASSETS	$129,023,696	$118,385,923

LIABILITIES
Line of credit	$16,228,232	$3,500,000
Mortgage loans	41,885,071	42,686,943
Accounts payable and other accrued liabilities	5,501,344	5,106,882
Dividends and distributions payable	1,805,333	1,803,973
Advance deposits	560,673	266,657

TOTAL LIABILITIES	65,980,653	53,364,455
Minority interest in operating partnership	21,019,043	21,805,572
Commitments and contingencies (see Note 7)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,712,000 shares and 6,704,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	67,120	67,040
Additional paid in capital	47,918,767	47,760,347
Accumulated deficit	(5,961,887)	(4,611,491)

TOTAL SHAREHOLDERS’ EQUITY	42,024,000	43,215,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$129,023,696	$118,385,923

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
REVENUE
Rooms department	$10,670,222	$9,288,827	$33,474,763	$26,145,790
Food and beverage department	4,352,351	3,656,040	13,937,662	11,083,907
Other operating departments	1,095,163	684,990	2,833,972	1,793,101

Total revenue	16,117,736	13,629,857	50,246,397	39,022,798
EXPENSES
Hotel operating expenses
Rooms department	2,956,682	2,662,937	9,231,870	7,229,682
Food and beverage department	3,059,996	2,716,963	9,634,172	7,751,987
Other operating departments	221,785	205,360	657,545	531,124
Indirect	5,851,031	5,178,524	18,462,536	14,542,215

Total hotel operating expenses	12,089,494	10,763,784	37,986,123	30,055,008
Depreciation and amortization	1,211,386	1,055,091	3,599,640	2,896,003
Corporate general and administrative	552,648	428,050	2,007,063	1,393,217

Total operating expenses	13,853,528	12,246,925	43,592,826	34,344,228

NET OPERATING INCOME	2,264,208	1,382,932	6,653,571	4,678,570
Other income (expense)
Interest expense	(1,097,794)	(834,470)	(3,167,740)	(1,870,080)
Interest income	74,256	18,837	117,667	120,494
Unrealized (loss) on hedging activities	(231,870)	—	(231,870)	—
Gain on disposal of assets	126,664	—	126,664	—

Income before minority interest in operating partnership and income taxes	1,135,464	567,299	3,498,292	2,928,984
Minority interest in operating partnership	(465,522)	(308,308)	(1,244,726)	(1,117,408)
Benefit from (provision for) income taxes	129,591	271,983	(117,012)	123,920

Income from continuing operations	799,533	530,974	2,136,554	1,935,496
Income (loss) from discontinued operations, net	(190)	64,068	(65,870)	20,151

NET INCOME	$799,343	$595,042	$2,070,684	$1,955,647

Continued operations per share
Basic	$0.12	$0.08	$0.32	$0.29
Diluted	$0.12	$0.08	$0.32	$0.29
Discontinued operations per share
Basic	$(0.00)	$0.01	$(0.01)	$0.00
Diluted	$(0.00)	$0.01	$(0.01)	$0.00
Net income (loss) per share
Basic	$0.12	$0.09	$0.31	$0.29
Diluted	$0.12	$0.09	$0.31	$0.29
Weighted average number of shares outstanding
Basic	6,712,000	6,704,000	6,707,355	6,655,282
Diluted	6,781,000	6,704,000	6,774,015	6,655,282

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2005	6,704,000	$67,040	$47,760,347	$(4,611,491)	$43,215,896
Issuance of restricted common stock awards	8,000	80	72,920	—	73,000
Amortization of deferred stock grants			85,500	—	85,500
Net income				2,070,684	2,070,684
Dividends declared				(3,421,080)	(3,421,080)

Balances at September 30, 2006	6,712,000	$67,120	$47,918,767	$(5,961,887)	$42,024,000

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended September 30, 2006	Nine months ended September 30, 2005
Cash Flows from Operating Activities:
Net income	$2,070,684	$1,955,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,736,509	3,069,133
(Gain) loss on disposal of assets	(126,664)	—
Unrealized loss on hedging activities	231,870	—
Amortization of deferred financing costs	172,415	58,077
Charges related to equity-based compensation	158,500	—
Minority interest in operating partnership	1,206,350	1,129,040
Changes in assets and liabilities:
Restricted cash	128,564	(1,006,932)
Accounts receivable	(506,192)	(862,847)
Inventory, prepaid expenses and other assets	(615,700)	(1,024,454)
Accounts payable and other accrued liabilities	(69,384)	(828,730)
Advance deposits	294,016	72,429
Due from affiliates	231,465	15,031

Net cash provided by operating activities	6,912,434	2,576,394

Cash flows from investing activities:
Acquisition of hotel properties	(7,696,353)	(3,559,324)
Improvements and additions to hotel properties	(4,355,225)	(6,144,653)
Contribution to restricted capital improvement reserve	—	(3,000,000)
Proceeds of restricted capital improvement reserve	1,214,330	—
Proceeds from sale of hotel properties	162,459	—

Net cash used in investing activities	(10,674,789)	(12,703,977)

Cash flows from financing activities:
Proceeds from sale of common stock	—	7,000,000
Payment of issuance costs related to sale of common stock	—	(490,000)
Dividends and distributions paid	(5,412,600)	(3,561,753)
Proceeds from line of credit	12,728,232	2,000,000
Payments on related party note	—	(2,000,000)
Payment of deferred financing costs	(622,751)	(54,496)
Payment of loans	(801,872)	(855,590)

Net cash provided by (used in) financing activities	5,891,010	2,038,161

Net increase (decrease) in cash and cash equivalents	2,128,655	(8,089,422)
Cash and cash equivalents at the beginning of the period	501,810	8,314,353

Cash and cash equivalents at the end of the period	$2,630,465	$209,532

Supplemental disclosures:
Cash paid during the period for interest	$2,936,748	$1,808,653

Cash paid for income taxes	$349,231	$—

Purchase of property with debt	$—	$18,000,000

Purchase of property for units in operating partnership	$—	$913,482

Sale of property for promissory notes	$4,430,000	$—

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

On July 22, 2005, the Company acquired the Crowne Plaza Jacksonville Hotel (formerly, the Hilton Jacksonville Riverfront Hotel) in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company (“Mercantile”) acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser. Pursuant to the terms of a Purchase Sale and Contribution Agreement dated May 20, 2005, MHI Hotels, LLC (“MHI Hotels”), an affiliate of MHI Hotels Services LLC (“MHI Hotels Services”), contributed furniture, fixtures and equipment used in the operation of the Hotel and assigned its leasehold interest and other rights relating to the property to the purchaser in exchange for 90,569 units in the operating partnership, MHI Hospitality L.P. (the “Operating Partnership”), valued at approximately $913,000. On April 1, 2006, the Company completed re-branding the hotel as a Crowne Plaza.

On May 9, 2006, the Company closed on a senior secured revolving credit facility for up to $60 million, which was syndicated by Branch Banking & Trust Company (“BB&T”). The facility replaced an existing $23 million facility with BB&T and will be used to fund acquisitions and working capital.

On August 10, 2006, the Company sold the Holiday Inn Downtown, in Williamsburg, VA for $4.75 million. The Company agreed to take back three promissory notes that totaled $4.33 million from the purchaser and received the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million and $1.4 million will mature on December 31, 2006 with interest-only payments due monthly bearing rates of 8.0% and 8.5%, respectively. The notes may be extended an additional seven months to August 31, 2007. The third promissory note in the amount of $0.4 million with interest-only payments due monthly at a rate of 8.0% will mature on August 31, 2007. The Company has committed to substitute the third promissory note for a $0.4 million 20-year promissory note bearing interest at 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule thereafter if the purchaser refinances the first two promissory notes prior to maturity. The promissory notes are secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser.

On September 20, 2006, the Company purchased the 186-room Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The hotel is located directly on the Ohio River, with unimpeded views of the Louisville skyline, and easy access to the center of downtown Louisville. The Company has closed the hotel to begin extensive renovations. The purchase was structured to meet the requirements of a Sec. 1031 like-kind exchange, enabling the company to defer tax on all capital gains on the sale in August of its Williamsburg property. To facilitate the closing of the acquisition, MHI accessed approximately $7.5 million from its line of credit, and approximately $0.2 million in cash proceeds from the sale of its Williamsburg property.

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

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months and nine months ended September 30, 2006 and 2005.

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

Assets Held For Sale and Discontinued Operations – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. The related operations of assets held for sale are reported as discontinued if 1) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, 2) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and 3) the Company will not have any significant continuing involvement subsequent to the disposal.

Derivative Instruments – The Company accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). Under SFAS 133, all derivative instruments are required to be reflected as assets or liabilities on the balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings. The Company does not enter into derivative instruments for speculative trading purposes.

At September 30, 2006, the Company’s interest-rate swap agreement had an estimated fair value of $(463,844) and is included in accounts payable and other accrued liabilities.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of September 30, 2006 and December 31, 2005 were $190,383 and $208,308, respectively. Amortization expense totaled $6,229 and $21,021 for the three months and nine months ended September 30, 2006, respectively, and $5,625 and $16,874 for the three and nine months ended September 30, 2005, respectively.

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

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income that does not relate to MHI Hospitality TRS, LLC, the Company’s wholly owned taxable REIT subsidiary. MHI Hospitality TRS, LLC, which leases the Company’s hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

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

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted (non-vested) stock and performance share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 81,000 shares including 69,000 shares granted under deferred stock awards to its executives, 4,000 restricted shares issued to certain employees, and 8,000 restricted shares issued to its directors. Of the 69,000 shares granted under deferred stock awards, 60,000 shares vest over five years and 9,000 shares vest at the end of this year. Regarding the restricted shares awarded the Company’s directors and certain employees, the shares vest immediately and represent compensation for the previous year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of September 30, 2006, no performance-based stock awards have been issued. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan was $28,500 and $85,500 for the three months and nine months ended September 30, 2006, respectively and $0 for the three months and nine months ended September 30, 2005.

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

3. Acquisition of Hotel Properties

On September 20, 2006, the Company purchased the Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The allocation of the purchase price to the acquired assets based on their fair values was as follows (in thousands):

Louisville Ramada Riverfront Inn
Land	$784
Buildings	6,912

$7,696

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	MHI Hospitality Corporation September 30, 2006	MHI Hospitality Corporation December 31, 2005
	(unaudited)
Land and land improvements	$13,314	$12,513
Buildings and improvements	94,544	86,399
Furniture, fixtures and equipment	22,362	19,629

	130,220	118,541
Less: accumulated depreciation	(20,225)	(16,958)

	$109,995	$101,583

5. Credit Facility

As of September 30, 2006, the Company had a secured, revolving credit facility with a financial institution that enabled the Company to borrow up to $60 million, subject to borrowing base and loan-to-value limitations, with a syndicated bank group comprising of Branch Banking & Trust Company (BB&T), Key Bank National Association, Regions Bank and Manufacturers and Traders Trust Company. The credit facility was established during second quarter of 2006 and replaced a $23 million secured, revolving credit facility with BB&T. The Company had borrowings of $16,228,232 and $3,500,000 at September 30, 2006 and December 31, 2005, respectively.

The facility matures during May 2010 and bears interest at a floating rate of LIBOR plus additional interest ranging from 2.0% to 2.5%. On September 30, 2006, LIBOR was 5.322%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The revolving line of credit facility includes an uncommitted accordion facility, pursuant to which the Company may be able to increase the total commitment under the revolving line of credit facility up to $75 million. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At September 30, 2006, the two properties had a net carrying value of approximately $35.4 million. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. As of September 30, 2006 and December 31, 2005, the Company was in compliance with all of the required covenants.

6. Mortgage Debt

Upon its formation, the Company assumed existing mortgage debt with MMA Realty Capital, Inc. that was in place on two of the initial properties.

On September 25, 1998, Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the Savannah DeSoto Hilton hotel and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 7.49%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of September 30, 2006 and December 31, 2005 was $9,811,272 and $10,175,989, respectively.

On February 12, 1998 Capitol Hotel Associates, LP, LLP obtained a mortgage loan in the amount of $13.0 million to refinance the mortgage at the Wilmington Riverside Hilton hotel. On October 19, 1999 Capitol Hotel Associates, LP, LLP obtained a promissory note in the amount of $4.25 million upon completion of construction of renovations. The debt was consolidated into one instrument and is secured by the Wilmington Riverside Hilton hotel and its maturity date is March 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments and interest payments amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 8.22%. Capitol Hotel Associates, LP, LLP recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of September 30, 2006 and December 31, 2005 was $14,073,799 and $14,510,954, respectively.

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

Total mortgage debt maturities as of September 30, 2006 for the following twelve-month periods were as follows ($000s):

September 30, 2007	$1,145
September 30, 2008	14,007
September 30, 2009	8,733
September 30, 2010	18,000

Total	$41,885

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expires October 31, 2006. There is a renewal option for up to three five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease was $10,795 and $32,385 for the three months and nine months ended September 30, 2006, respectively and $9,387 and $28,161 for the three months and nine months ended September 30, 2005, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For the three months ended September 30, 2006 and 2005, rent expense was $19,351 and $19,026, respectively. For the nine months ended September 30, 2006 and 2005, rent expense was $57,943 and $57,078, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense was $47,819 and $128,032 for the three months and nine months ended September 30, 2006, respectively, and $33,319 and $117,847 for the three months and nine months ended September 30, 2005, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2007. Rent expense for the three months and nine months ended September 30, 2006 was $1,160 and $3,479, respectively. Rent expense for the three months and nine months ended September 30, 2005 was $940.

The Company leases 1,890 square feet of commercial office space in Williamsburg, Virginia under a two-year agreement that expires August 31, 2008. There is a one-year renewal option. For the three months and nine months ended September 30, 2006 rent expense was $3,465.

Purchase Agreement – On September 13, 2005, the Company entered into an agreement to purchase the commercial space of a condominium project in Hollywood, Florida last operated as the Ambassador Resort. The agreement, as amended, requires the Company to purchase the common space within the condominium as well as two additional condominium units for $1.35 million. The developer of the property is completing a condominium conversion after which time the Company will retain MHI Hotels Services to operate the hotel. The Company may also be required by the developer to purchase a maximum of 100 additional condominium units on or before August 1, 2007 at a maximum price of $197,000 per unit pursuant to certain terms and conditions.

Management Agreement – Each of the seven hotels that the Company owned at September 30, 2006 operate under a ten-year master management agreement with MHI Hotels Services that expire between December 2014 and July 2015 (see Note 9).

Franchise Agreements – As of September 30, 2006, the Company’s six operating hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

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

On December 21, 2004, the Company completed its IPO and sold 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On December 21, 2004 the Company issued 4,000 shares of common stock to its independent directors. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds generated from the IPO and the underwriters’ over-allotment was approximately $61.3 million. In June 2006, the Company issued 8,000 shares of restricted common stock to its independent directors and non-executive employees. As of September 30, 2006, the Company had 6,712,000 shares of common stock outstanding.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2006, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of September 30, 2006, the total number of Operating Partnership units outstanding was 3,907,607.

9. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At September 30, 2006 and December 31, 2005, the Company was due $10,897 and $242,362, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the three months ended September 30, 2006 and 2005, the Company earned $160,000 in leasehold revenue. For the nine months ended September 30, 2006 and 2005, the Company earned $480,000 in leasehold revenue.

Sublease of Office Space – The Company subleases office space in Greenbelt, MD from MHI Hotels Services. Rent expense was $10,030 and $28,570 for the three months and nine months ended September 30, 2006, respectively and $10,320 and $22,250 for the three months and nine months ended September 30, 2005, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the seven hotels that the Company owned at September 30, 2006 are operated by MHI Hotels Services under a master management agreement that expire between December 2014 and July 2015. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels was 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville Hotel is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. Pursuant to the sale of the Holiday Inn Dowtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed that the Louisville Ramada Riverfront Inn in Jeffersonville, Indiana, shall be substituted for the Williamsburg property under the master management agreement. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an individual basis, for a given year exceeds the gross operating profit for the same hotels, on an individual basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenue of the individual hotel that qualifies for incentive fee.

The Company paid MHI Hotels Services approximately $0.395 million and $1.239 million for the three months and nine months ended September 30, 2006, respectively, and approximately $0.289 million and $0.816 million for the three months and nine months ended September 30, 2005, respectively, in management fees. In addition, estimated incentive management fees of approximately $0.063 million and $0 million were accrued, but not paid, as of September 30, 2006 and 2005, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. The Company paid $18,708 and $56,801 for the three months and nine months ended September 30, 2006, respectively and $10,115 and $26,750 for the three months and nine months ended September 30, 2005, respectively for benefits.

Reimbursement of Real Estate and Personal Property Taxes – In January 2006, the Company received reimbursement of real estate and personal property taxes totaling $173,632 related to the acquisition of the Crowne Plaza Jacksonville. The reimbursement for accrued taxes due at settlement was deferred until receipt and payment of the annual tax invoices.

Construction Management Services – The Company engaged MHI Hotels Services to manage the renovation of the Crowne Plaza Jacksonville. For the three months and nine months ended September 30, 2006, the company paid $0 and $112,000 in construction management fees. In addition, the Company has engaged MHI Hotels Services to manage the renovation of the property in Jeffersonville, Indiana. It is estimated that the construction management fee will total $550,000.

10. Income Taxes

The components of the income tax provision (benefit) for the three months and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	76	(26)	363	25

	76	(26)	363	25

Deferred:
Federal	(215)	(245)	(318)	(190)
State	(52)	(21)	(82)	(74)

	(267)	(266)	(400)	(264)

	$(191)	$(292)	$(37)	$(239)

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$365	$220	$1,167	$967
Effect of non-taxable REIT income	(530)	(460)	(1,487)	(1,156)
State income tax expense	(26)	(52)	281	(50)

	$(191)	$(292)	$(37)	$(239)

As of September 30, 2006, the Company had a net deferred tax asset of approximately $1.1 million, primarily due to past years’ net operating loss. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

11. Discontinued Operations

The provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, require that hotels sold or held for sale be treated as discontinued operations.

On June 20, 2006, the Company announced it had entered into a definitive agreement to sell the Holiday Inn Downtown, in Williamsburg, VA. The results of operations of the property for the three months and nine months ended September 30, 2006 and 2005 have been classified or reclassified as discontinued operations. After transaction costs, the Company does not expect to recognize any gain or loss on sale of the property.

The results of operations for the property for the three months and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$435,001	$703,612	$1,304,020	$1,641,743
Food and beverage department	96,465	198,770	456,148	570,591
Other operating departments	16,020	25,419	34,132	48,362

Total revenue	547,486	927,801	1,794,300	2,260,696

Expenses
Hotel operating expenses
Rooms department	154,234	204,316	516,887	520,445
Food and beverage department	124,360	201,441	473,018	551,740
Other operating departments	6,108	25,994	25,296	47,936
Indirect	321,591	353,001	900,845	1,051,079

Total hotel operating expenses	606,293	784,752	1,916,046	2,171,200
Depreciation and amortization	2,028	62,135	136,869	173,130

Total operating expenses	608,320	846,888	2,052,914	2,344,329

Net operating income (loss)	(60,834)	80,914	(258,614)	(83,633)
Minority interest in operating partnership	97	(36,915)	38,375	(11,634)
Income tax (provision) benefit	60,547	20,068	154,369	115,417

Net income from discontinued operations	$(190)	$64,068	$(65,870)	$20,151

12. Earnings per Share

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$799,343	$595,042	$2,070,684	$1,955,647
Basic:
Weighted average number of common shares outstanding	6,712,000	6,704,000	6,707,355	6,655,282
Net income per share - basic	$0.12	$0.09	$0.31	$0.29
Diluted:
Dilutive awards	69,000	—	69,000	—
Diluted weighted average number common shares outstanding	6,781,000	6,704,000	6,774,015	6,655,282
Net income per share - diluted	$0.12	$0.09	$0.31	$0.29

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

13. Subsequent Events

On October 11, 2006, the Company paid the dividend for the second quarter of 2006 that was authorized on July 17, 2006 to those stockholders and unitholders of MHI Hospitality, L.P. of record on September 15, 2006. The dividend was $0.17 per share (unit).

On October 16, 2006, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unitholders of record as of December 15, 2006. The dividend is to be paid January 11, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue current and future opportunities in the full-service, upper upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering.

Concurrent with the completion of the IPO, we acquired six hotel properties. Our hotel portfolio currently consists of seven full-service, upper upscale and mid-scale hotels. The most recent addition to our portfolio, the Louisville Ramada Riverfront Inn was acquired on September 20, 2006. It is currently being renovated and is expected to be re-branded and to re-open in the third quarter 2007. We own a 100% interest in all of our hotels. We also have a leasehold interest in a resort condominium facility and have entered into a purchase agreement to acquire an interest in a condominium hotel project in Hollywood, Florida. As of September 30, 2006, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	274	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Louisville Ramada Riverfront Inn	186	Jeffersonville, IN	September 20,2006

Total	1,723

On August 10, 2006, we sold the Holiday Inn Downtown, in Williamsburg, VA for $4.75 million. We took back three promissory notes totaling $4.33 million from the purchaser and received the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million and $1.4 million will mature on December 31, 2006 with interest-only payments due monthly bearing rates of 8.0% and 8.5%, respectively. The notes may be extended an additional seven months to August 31, 2007 at the election of the purchaser. The third note in the amount of $0.4 million with interest-only payments due monthly at a rate of 8.0% will mature on August 31, 2007. We have committed to substitute the third promissory note for a $0.4 million 20-year promissory note bearing interest at 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule thereafter if the purchaser refinances the first two promissory notes. The promissory notes are secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser.

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership and we own an approximate 63.2% interest in our operating partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

On September 20, 2006, we purchased the 186-room Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The hotel is located directly on the Ohio River, with unimpeded views of the Louisville skyline, and easy access to the center of downtown Louisville. We intend to extensively renovate and re-brand the hotel, as is consistent with our repositioning strategy. We structured the purchase to meet the requirements of a Sec. 1031 like-kind exchange, enabling us to defer tax on all capital gains on the sale in August of our Williamsburg property. To facilitate the closing of the acquisition, we accessed approximately $7.5 million from the line of credit, and approximately $0.2 million in cash proceeds from the sale of the Williamsburg property.

On September 13, 2005 we entered into an agreement to purchase an interest in a condominium hotel property in Hollywood, Florida last operated as the Ambassador Resort. The seller will renovate the hotel and complete a condominium conversion. We will retain MHI Hotels Services, LLC (“MHI Hotels Services”) to manage the hotel on our behalf. Purchase of the interest in the property and costs related to pre-opening expenses are expected to be incurred in the fourth quarter of this year and total approximately $3.8 million. In addition, we may be required by the developer to purchase a maximum of 100 un-sold condominium units on or before August 1, 2007 at a maximum price of $197,000 per unit subject to certain terms and conditions.

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

Results of Operations

The following table illustrates the key operating metrics for the three months and nine months ended September 30, 2006 and 2005 for the properties owned by the Company during the respective reporting periods. Accordingly, the operations of the Crowne Plaza Jacksonville Hotel are reflected only for the portion of the three-month and nine-month periods ended September 30, 2005 after July 22, 2005. In addition, the operations of the Holiday Inn Downtown in Williamsburg, Virginia are presented only through August 10, 2006.

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Occupancy %	68.5%	66.8%	69.9%	69.6%
ADR	$110.37	$101.25	$110.59	$100.35
RevPAR	$75.62	$67.62	$77.34	$69.86
Available Room Nights	146,864	147,784	449,677	397,745

In addition, the table below illustrates the same metrics as they pertain to the six properties in our current portfolio that were open and operating at the end of September 2006 for both periods. The 2005 figures reflect the performance of the Crowne Plaza Jacksonville under previous ownership. That hotel was managed by MHI Hotels Services throughout 2005.

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Occupancy %	67.9%	67.6%	71.1%	72.0%
ADR	$111.08	$102.03	$112.20	$103.40
RevPAR	$75.46	$68.96	$79.78	$74.45
Available Room Nights	141,404	141,404	419,601	419,601

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Revenue. Total revenue for the three months ended September 30, 2006 was approximately $16.1 million, an increase of approximately $2.5 million or 18.3% from the three months ended September 30, 2005. The largest increase in revenue was from room revenues, which, for the three months ended September 30, 2006 rose to approximately $10.7 million, an increase of approximately $1.4 million or 14.9% compared to room revenues for the three months ended September 30, 2005. A new mix of business, a strong market, and the completion of room renovations caused a significant increase in ADR at our Philadelphia property. Our efforts to re-position our property in Laurel, Maryland coupled with the completion of renovations also contributed to the significant increase in ADR at that property. These factors helped offset occupancy declines at our Savannah and Jacksonville properties.

The six properties whose operating results are reflected in income from continuing operations were able to achieve a 14.9% increase in room revenue through a combined 0.9% increase in occupancy, a 8.9% increase in ADR and a 5.4% increase in the number of room nights sold. The increase in room night sold resulted from the inclusion of the operating results of the Crowne Plaza Jacksonville Hotel, which was acquired in July 2005 for the full three months ended September 30, 2006 versus operating results from that hotel being reflected in the third quarter 2005 only from the date of acquisition.

Food and beverage revenues for the three months ended September 30, 2006 increased approximately $0.7 million or 19.0% to approximately $4.4 million compared to food and beverage revenues for the three months ended September 30, 2005.

Revenue from other operating departments for the three months ended September 30, 2006 increased approximately $0.4 million or 59.9% to approximately $1.1 million compared to revenue from other operating departments of approximately $0.7 million for the three months ended September 30, 2005. Commencing November 2005, we realized revenue from the lease of restaurant space at the Holiday Inn Laurel West that had undergone ten months of renovation. In addition, we were paid consulting fees by the developer of the Hollywood, Florida condominium project in the third quarter of 2006.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees were approximately $12.1 million, an increase of approximately $1.3 million or 12.3% for the three months ended September 30, 2006 compared to approximately $10.8 million for the three months ended September 30, 2005.

Rooms expense for the three months ended September 30, 2006 increased approximately $0.3 million or 11% to approximately $3.0 million compared to rooms expense of approximately $2.7 million for the three months ended September 30, 2005. Much of the increase relates to increased expenses at our Hilton brand properties for replacing room amenities as well as the increased cost of implementing a franchisor-mandated bedding program.

Food and beverage expenses for the three months ended September 30, 2006 increased approximately $0.3 million or 12.6% to approximately $3.1 million compared to food and beverage expense for the three months ended September 30, 2005. The higher food and beverage costs are attributable to the higher volume of food and beverage sales. Indirect expenses at our properties for the three months ended September 30, 2006 increased approximately $0.7 million or 13.0% to approximately $5.9 million compared to the three months ended September 30, 2005. Certain of the indirect expenses vary directly with increases in revenue. Accordingly, we saw significant increases in sales and marketing expenses, hotel franchising fees and management fees.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2006 was approximately $1.2 million, an increase of approximately $0.1 million or 14.8% compared to approximately $1.1 million for the three months ended September 30, 2005.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2006 increased approximately $0.1 million or 29.1% compared to approximately $0.4 million for the three months ended September 30, 2005. The hiring of our Chief Operating Officer in January 2006 contributed to the increase.

Interest Expense. Interest expense for the three months ended September 30, 2006 increased approximately $0.3 million or 31.6% to approximately $1.1 million compared to interest expense for the three months ended September 30, 2005, primarily due to the mortgage on the Crowne Plaza Jacksonville Hotel acquired in July 2005 and borrowings on the line of credit.

Income Taxes. The net income tax benefit for the three months ended September 30, 2006 decreased to approximately $0.1 million. The income tax benefit is primarily derived from the net operating loss of our TRS lessee. The net operating loss of our TRS lessee attributable to continuing operations for the three months ended September 30, 2006 was less than the net operating loss attributable to continuing operations for the three months ended September 30, 2005.

Net Income. The net income for the three months ended September 30, 2006 increased approximately $0.2 million compared to the three months ended September 30, 2005 as a result of the operating results discussed above.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Revenue. Total revenue for the nine months ended September 30, 2006 was approximately $50.2 million, an increase of approximately $11.2 million or 28.8%, compared to the nine months ended September 30, 2005. Approximately $6.7 million in incremental revenues were attributable to the operating results of the Crowne Plaza Jacksonville Hotel, which was acquired in July 2005. The remainder of the increase was due to improvements in all revenue categories.

Room revenues for the nine months ended September 30, 2006 rose to approximately $33.5 million, an increase of approximately $7.3 million or 28.0% compared to room revenues for the nine months ended September 30, 2005. Approximately $4.3 million of the increase was attributable to the operating results of the Crowne Plaza Jacksonville Hotel. Room revenues at our other properties (with the exception of the Holiday Inn Downtown in Williamsburg, Virginia which is not included in the presentation of continuing operations) increased approximately $3.0 million or 12.3%. A new mix of business, a strong market, and the completion of room renovations caused a significant increase in ADR at our Philadelphia property. Our efforts to re-position our property in Laurel, Maryland coupled with the completion of renovations also contributed to the significant increase in ADR at that property. These factors helped offset occupancy declines at our Savannah property.

Overall, our six operational properties were able to achieve a 7.3% increase in room revenue despite a 1.3% decline in occupancy by achieving an 8.5% increase in ADR over the same period.

Food and beverage revenues for the nine months ended September 30, 2006 increased approximately $2.9 million or 25.7% to approximately $13.9 million compared to food and beverage revenues for the nine months ended September 30, 2005. Approximately $1.9 million of the increase was attributable to the operating results of the Crowne Plaza Jacksonville Hotel.

Revenue from other operating departments for the nine months ended September 30, 2006 increased approximately $1.0 million or 58.0% to approximately $2.8 million compared to approximately $1.8 million in revenue from other operating departments for the nine months ended September 30, 2005. Approximately $0.6 million of the increase was attributable to the operating results of the Crowne Plaza Jacksonville Hotel. As previously stated, the lease of restaurant space beginning November 2005 at of the Holiday Inn Laurel West subsequent to its renovation, as well as consulting fees received from the developer of the Hollywood, Florida condominium project, also constituted a significant portion of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees were approximately $38.0 million, an increase of approximately $8.0 million or 26.4% for the nine months ended September 30, 2006 compared to approximately $30.0 million for the nine months ended September 30, 2005, primarily due to approximately $5.2 million in incremental expense attributable to the Crowne Plaza Jacksonville Hotel acquired in July 2005.

Rooms expense for the nine months ended September 30, 2006 increased approximately $2.0 million or 27.7% to approximately $9.2 million compared to rooms expense of approximately $7.2 million for the nine months ended September 30, 2005 primarily due to the operating results of the Crowne Plaza Jacksonville Hotel. Much of the remaining increase relates to increased expenses at our Hilton brand properties for replacing room amenities as well as the increased cost of implementing a franchisor-mandated bedding program.

Food and beverage expenses for the nine months ended September 30, 2006 increased approximately $1.9 million or 24.3% to approximately $9.6 million compared to food and beverage expense for the nine months ended September 30, 2005. The higher food and beverage costs are attributable to the higher volume of food and beverage sales. Indirect expenses at our properties for the nine months ended September 30, 2006 increased approximately $3.9 million or 27.0% to approximately $18.5 million compared to the nine months ended September 30, 2005, primarily due to the acquisition of the Crowne Plaza Jacksonville Hotel. Sales and marketing expenses, hotel franchise fees and management fees increased significantly as these expenses vary directly with increases in revenue.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2006 was approximately $3.6 million, an increase of approximately $0.7 million or 24.3% compared to approximately $2.9 million for the nine months ended September 30, 2005. The increase in depreciation and amortization was attributable to the addition of depreciable assets including the Crowne Plaza Jacksonville Hotel and the renovations at our Philadelphia and Laurel properties.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2006 increased approximately $0.6 million or 44.1% compared to the nine months ended September 30, 2005 to approximately $2.0 million. Increased staffing levels, including the hiring of our Chief Operating Officer in January 2006 and our Chief Accounting Officer in May 2005, as well as an accelerated timetable for the preparation of the Company’s tax returns contributed to the increase.

Interest Expense. Interest expense for the nine months ended September 30, 2006 increased approximately $1.3 million or 69.4% to approximately $3.2 million compared to interest expense for the same period ended September 30, 2005, primarily due to the mortgage on the Crowne Plaza Jacksonville Hotel acquired in July 2005 and borrowings on the line of credit.

Income Taxes. The net income tax provision for the nine months ended September 30, 2006 swung from an income tax benefit of approximately $0.1 million to a provision of approximately $0.1 million. The income tax provision is primarily derived from the taxable income of our TRS lessee. The TRS lessee produced taxable income attributable to continuing operations for the nine months ended September 30, 2006 rather than a net operating loss that was attributable to continuing operations for the nine months ended September 30, 2005.

Net income. The net income for the nine months ended September 30, 2006 increased approximately $0.1 million compared to the nine months ended September 30, 2005 as a result of the operating results discussed above.

Funds From Operations

Funds from Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any minority interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income.

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

The following table reconciles net income to FFO for the three months and nine months ended September 30, 2006 and 2005 (unaudited):

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net income	$799,343	$595,042	$2,070,684	$1,955,647
Add minority interest	465,425	345,222	1,206,350	1,129,040
Add depreciation and amortization	1,213,413	1,117,226	3,736,509	3,069,133
Less gain on sale of assets	(126,664)	—	(126,664)	—

FFO	$2,351,517	$2,057,490	$6,886,879	$6,153,820

Weighted average shares outstanding	6,712,000	6,704,000	6,707,355	6,655,282
Weighted average units outstanding	3,907,607	3,886,932	3,907,607	3,840,591

Weighted average shares and units	10,619,607	10,590,932	10,614,962	10,495,873

FFO per share and unit	$0.22	$0.19	$0.65	$0.59

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the nine months ended September 30, 2006 was approximately $6.9 million. We currently expect that the net cash provided by operations will be adequate to fund our continuing operations, debt service and the payment of dividends in accordance with federal income tax laws which require us make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains. We declared dividends of $0.17 per share (unit) paid on October 11, 2006, which we funded out of working capital.

Investing Activities. We substantially completed renovations at three of our six initial hotels last year and have commenced renovations at the Crowne Plaza Jacksonville Hotel. During the nine months ended September 30, 2006, approximately $4.4 million was spent on renovations and capital improvements. Of that amount, approximately $1.2 million was funded from our capital improvement reserve.

On August 10, 2006, we sold the Holiday Inn Downtown Williamsburg for $4.75 million. We took back three promissory notes totaling $4.33 million from the purchaser and received the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million and $1.4 million will mature on December 31, 2006 with interest-only payments due monthly bearing rates of 8.0% and 8.5%, respectively. The notes may be extended an additional seven months to August 31, 2007 at the election of the purchaser. The third note in the amount of $0.4 million with interest-only payments due monthly at a rate of 8.0% will mature on August 31, 2007. We have committed to substitute the third promissory note for a $0.4 million 20-year promissory note bearing interest at 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule thereafter if the purchaser refinances the first two promissory notes. The promissory notes are secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser. The sale yielded cash proceeds of approximately $0.2 million.

On September 20, 2006, we purchased the 186-room Louisville Ramada Riverfront Hotel in Jeffersonville, Indiana for approximately $7.7 million including transaction costs. We structured the purchase to meet the requirements of a Sec. 1031 like-kind exchange, enabling us to defer tax on all capital gains on the sale in August of the Williamsburg property. To facilitate the closing of the acquisition, we accessed approximately $7.5 million from its line of credit, and approximately $0.2 million in cash proceeds from the sale of the Williamsburg property.

These activities represent our net cash flow used in investing activities for the nine months ended September 30, 2006 of approximately $10.7 million.

Financing Activities. For the nine months ended September 30, 2006, net cash provided by financing activities was approximately $5.9 million. During the course of the year, we borrowed approximately $12.7 million to fund the purchase of the Louisville Ramada Riverfront Hotel in Jeffersonville, Indiana, the costs of renovations at the Crowne Plaza Jacksonville Hotel that have not yet been reimbursed from the capital improvement reserve, and additional working capital. We incurred costs of approximately $0.6 million associated with the refinancing of our 4-year revolving credit facility and made principal payments of approximately $0.8 million as required under various mortgage loan agreements. We also used approximately $5.4 million to make distributions to our unitholders and dividends to holders of our common stock.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of approximately $5.8 million, of which $3.2 million was in restricted reserve accounts and real estate tax escrows. Coincident with the purchase of the Crowne Plaza Jacksonville Hotel, we placed $3.0 million into a capital improvement reserve with Mercantile Safe Deposit and Trust Company, the mortgagor’s trustee. During the nine months ended September 30, 2006, approximately $1.2 million had been expended from the reserve. On May 9, 2006, we replaced our existing $23.0 million secured line of credit with a revolving credit facility for up to $60.0 million that we expect to be available to finance future acquisitions as well as working capital. For a discussion of the new line of credit, please see Note 5, Credit Facility, to the Company’s consolidated financial statements provided in this report.

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

Capital Expenditures

Recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, are our most significant short-term liquidity requirements. During the next 12 months, we expect that capital expenditures other than costs that we incur to make capital improvements required by our franchisors or capital expenditures relating to hotels we acquire will be funded by our replacement reserve accounts. With respect to two of our hotels, the reserve accounts are escrowed with funds deposited monthly (5% of gross sales), and reserved for capital projects. The Hilton Savannah DeSoto and Hilton Wilmington Riverside have these reserve accounts. Our intent for the capital reserve accounts at other hotels is to maintain overall capital expenditures at 4% of gross revenue.

On September 13, 2005, we entered into an agreement to purchase an interest in a condominium hotel property in Hollywood, Florida last operated as the Ambassador Resort. The seller will renovate the hotel and complete a condominium conversion. We will retain MHI Hotels Services to manage the hotel on our behalf. Purchase of the interest in the property and costs related to pre-opening expenses are expected to be incurred later this year and total approximately $3.8 million. Such costs will be funded by additional borrowings on the line of credit.

In addition, under the terms of the agreement, as amended on September 25, 2006, we may be required by the developer to purchase a maximum of 100 un-sold condominium units on or before August 1, 2007 at a maximum price of $197,000 per unit subject to certain terms and conditions. In the event that the developer exercises his option, the purchase of additional units will be funded by additional borrowings on the line of credit. In conjunction with the acquisition of the Louisville Ramada Riverfront Inn in Jeffersonville, Indiana, we intend to renovate and re-brand the hotel. Renovation costs are estimated at approximately $9.2 million and the property is expected to re-open in the third quarter 2007. Such costs will be funded by additional borrowings on the line of credit.

The franchise agreements at the Hilton Wilmington Riverside Hotel and the Hilton Savannah DeSoto Hotel expire in 2008. In conjunction with the renewal of those agreements, we expect that we will be required to complete a property improvement plan (“PIP”). We estimate that the cost of the required renovations to be approximately $8.0 million and will be expended beginning the second quarter 2007 through the second quarter 2008. We expect that the renovations will be funded initially by additional borrowings on the line of credit and subsequently through refinancing the existing mortgages on the properties.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases	$1,080	$133	$259	$259	$429
Mortgage loans	49,561	3,323	26,956	19,282	—
Revolving credit facility, including interest	19,386	876	1,754	16,756	—

	$70,027	$4,332	$28,969	$36,297	$429

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

Our expenses, including hotel operating expenses, administrative expenses, real estate taxes and property and casualty insurance are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy, liability insurance, property and casualty insurance, property tax rates, employee benefits, and some wages, which are expected to increase at rates higher than inflation.

Seasonality

The operations of the properties have historically been seasonal. The periods from mid-November through mid-February are traditionally slow with the exception of the Crowne Plaza Jacksonville Hotel. The months of March and April are traditionally strong, as is October. The remaining months are generally good, but are subject to the weather and can vary significantly.

Geographic Concentration

Our hotels are located in Florida, Georgia, North Carolina, Indiana, Maryland and Pennsylvania.

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

There were no charges for impairment recorded for the three months or nine months ended September 30, 2006 or 2005.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2006. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our line of credit with BB&T required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of September 30, 2006, derivatives with a fair value of approximately $463,000 were included in other liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of September 30, 2006, we had approximately $41.9 million of fixed-rate debt and approximately, $16.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 7.95%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the line of credit and the $30.0 million notional amount of the interest rate swap purchased on August 8, 2006. Assuming that the amount outstanding under our line of credit remains at approximately $16.2 million, the balance at September 30, 2006, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $138,000.

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

MHI HOSPITALITY CORPORATION

Date: November 7, 2006	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board