Form 10-K
period 2006-12-31
MHI Hospitality CORP
filed 2007-03-22
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from              to

Commission file number 001-31906

MHI HOSPITALITY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4801 Courthouse Street, Suite 201 Williamsburg, Virginia	23188
(Address of Principal Executive Officers)	(Zip Code)

Registrant’s telephone number, including area code 757/229-5648

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large Accelerated Filer  ☐                        Accelerated Filer  ☐                        Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $59,736,800 based on the closing price quoted on the American Stock Exchange.

As of March 15, 2007, there were 6,845,500 shares of the registrant’s common stock issued and outstanding.

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

PART I

Item 1. Business

Organization

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was formed in August 2004 to own and manage a portfolio of full-service upper up-scale, up-scale and mid-scale hotels located in primary and secondary markets in the Mid-Atlantic, Midwest and Southeastern United States. On December 21, 2004, we successfully completed our initial public offering and elected to be treated as a self-advised real estate investment trust (“REIT”) for federal income tax purposes. We conduct our business through MHI Hospitality, L.P., our operating partnership, of which we are the general partner. Our Company owns approximately 64.9% of the partnership units in our operating partnership. Limited partners (including our officers and certain of our directors) own the remaining operating partnership units.

As of March 15, 2007, our portfolio consists of six full-service upper up-scale and mid-scale hotels with 1,537 rooms, which operate under well-known brands such as Hilton, Crowne Plaza and Holiday Inn and a 186-room full-service upper up-scale hotel, which is closed undergoing extensive renovations. We also own leasehold interests in the commercial spaces of the Shell Island Resort, a condominium resort property.

Our initial public offering consisted of the sale of 6,000,000 shares of common stock at a price of $10.00 per share resulting in gross proceeds of $60.0 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriter’s over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds from the initial public offering and the exercise of the underwriter’s over-allotment option were approximately $61.3 million.

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

Our corporate office is located at 4801 Courthouse Street, Suite 201, Williamsburg, Virginia 23188. Our telephone number is (757) 229-5648.

Our Properties

In connection with our initial public offering, the Company acquired six hotel properties for aggregate consideration of approximately $15.0 million in cash, 3,817,036 units of interest in our operating partnership and the assumption of approximately $50.8 million in debt. The six initial hotel properties, the Hilton Philadelphia Airport, the Holiday Inn Brownstone, the Holiday Inn Downtown Williamsburg, the Hilton Wilmington Riverside, the Hilton Savannah DeSoto and the Holiday Inn Laurel West (formerly the Best Western Maryland Inn), are located in Pennsylvania, Maryland, Georgia, Virginia and North Carolina. On July 22, 2005, we acquired our seventh hotel, the Crowne Plaza Jacksonville (formerly, the Hilton Jacksonville Riverfront) located in Jacksonville, Florida, for $22.0 million.

During 2006, we sold the Holiday Inn Downtown Williamsburg for $4.75 million. We also purchased the Louisville Ramada Riverfront Inn located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs and are conducting extensive renovations with plans to re-open the property in early 2008 as the Sheraton Louisville Riverside.

The Company also owns two leasehold interests in the Shell Island Resort, a 160-unit condominium resort property in Wrightsville Beach, North Carolina, which were purchased for $3.5 million with the proceeds of the initial public offering. Our operating partnership entered into sublease arrangements to sublease our entire leasehold interests in the property at Shell Island to affiliates of our management company. The management company operates the property as a hotel and manages a rental program for the benefit of the condominium unit owners. Our operating partnership receives fixed annual rent and incurs annual lease expenses in connection with the subleases of such property.

See Item 2 of this Form 10-K for additional detail on our properties.

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

•

Up-branding Opportunity: The acquisition of properties that can be upgraded physically and enhanced operationally to qualify for what we view as higher quality franchise brands including Hilton, Doubletree, Crowne Plaza, Holiday Inn, Westin, Sheraton and Intercontinental. We refer to this as our up-branding strategy. This up-branding strategy may also be a component of our deep and shallow turn opportunities described above.

By pursuing deep and shallow turn opportunities and implementing our up-branding strategy, we hope to improve revenue and cash flow and increase the long-term value of the hotels we acquire.

Acquisition Strategy. The acquisition strategy for our portfolio focuses on the pursuit of opportunities that (i) are in identified geographic “growth” markets, (ii) represent full-service mid-scale to upper upscale hotel properties, and (c) have significant barriers to entry for new product delivery. Our acquisition strategy is further detailed below:

•

Geographic “Growth Markets”: We focus on the Southeastern United States and Mid-Atlantic regions. Our management team has a long history of operating in these geographic markets and remains confident in the long-term growth potential associated with this part of the United States. These markets are characterized by population growth, economic expansion, growth in new businesses, and growth in the resort, recreation, and leisure segments. We will continue to focus on these markets and will investigate other markets for acquisition objectives if we believe new markets provide the same long-term growth prospects. We will also review other opportunities in selected markets in close proximity to the Southeastern and Mid-Atlantic regions of the United States and may expand to markets outside these regions if a portfolio of properties is acquired and includes properties outside the Southeastern and Mid-Atlantic regions.

•

Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall under the mid-scale to upper up-scale categories, as characterized by such brands as Hilton, Crowne Plaza and Holiday Inn. We do not own economy branded hotels. Full-service hotels, with mid-scale to upper up-scale brands, that have successfully benefited from our turnaround strategy, offer our investors the highest quality returns on invested capital.

•

Barriers to Entry: We focus on hotels in prime locations that carry barriers to entry to new hotels. Our acquisition strategy focuses on geographic brand management. We hope to ensure that our acquisitions will benefit from the licensing of brands that provide us with certain exclusive rights which protect the value of our acquisition by prohibiting or limiting the licensing of the same brand and or other brands that use the same reservation systems.

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

•

Condominium Investment Opportunity: We may also identify opportunities to acquire an interest in an operating or under-performing hotel or apartment asset that is being converted to a condominium hotel. Such an investment may involve one or more developers who would renovate the property, complete a condominium conversion, and sell the condominium units, after which we, through an affiliate, would purchase the commercial spaces and operate them as a hotel. Such an investment is an extension of our up-branding strategy whereby we would retain the services of MHI Hotels Services, our management company, to operate the hotel and manage the rental units, and would seek a well-known national hotel franchise. During the third quarter of 2005, we entered into a purchase and sale contract with MCZ/Centrum Florida VI Owner, L.L.C. to purchase an interest in a hotel condominium property in Hollywood, Florida. We entered into a license agreement with Intercontinental Hotels Group to brand the hotel as a Crowne Plaza. We expect the renovation of this property to be completed in the second quarter of 2007. The close of this transaction is contingent on a variety of factors.

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

•

Joint Venture/Mezzanine Lending Opportunities: We may, from time to time, undertake a significant renovation and rehabilitation project that we characterize as a “Deep Turn Opportunity”. In such cases, we may acquire a functionally obsolete hotel whose renovation may be very lengthy and require significant capital. In these projects, we may choose to structure such acquisitions in a joint venture, or mezzanine lending program, in order to avoid severe short-term dilution and loss of current income commonly referred to as the “negative carry” associated with such extensive renovation programs. We will not pursue joint venture or mezzanine programs in which we would become a “de facto” lender to the real estate community.

Portfolio Management Strategy. Our core strategy for our portfolio is intended to create value for stockholders by renovating, rehabilitating, repositioning, and up-branding hotel properties. Once these assets have benefited from this “turnaround” strategy, they become part of our core portfolio. We believe we can optimize performance within the portfolio by superior management practices and by timely and recurring capital expenditures to maintain and enhance the physical property.

In addition, we will seek to leverage our portfolio management expertise by investing in portfolios of hotel properties together with institutional investors with whom we would enter into a joint venture. We expect that our investment into any such venture will not exceed 25% of the equity of such entity. Such portfolios may or may not include properties that fit with our acquisition strategy. However, we believe the portfolio management fee that such an arrangement would generate together with returns from well-positioned and well-managed properties offers the prospect of additional value and superior, risk-adjusted returns for our stockholders.

We have engaged MHI Hotels Services, an eligible independent management company, to operate our hotels. MHI Hotels Services and its predecessors have been in continuous operation since 1957. By using MHI Hotels Services as our manager, we can capitalize on their extensive experience to seek above-average operating results. MHI Hotels Services operates in markets where we have had a presence for many years and its operations are driven by a focused sales, marketing and food and beverage strategy that is critical to the success of a full-service hotel.

We have also executed a strategic alliance agreement with Coakley & Williams Hotel Management Company (“Coakley Williams”) under which Coakley Williams has agreed to provide us with the opportunity to consider, on a non-exclusive basis, investment opportunities originated by Coakley Williams that align with our acquisition strategy. The alliance gives us increased access to acquisition and development prospects, while offering Coakley Williams the first right to manage hotel properties submitted to us, which we acquire.

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

Management Agreement

Pursuant to the terms of a management agreement, we, through our TRS Lessee, have engaged MHI Hotels Services as the property manager for our existing hotel portfolio. Except as described below, we intend to offer MHI Hotels Services the opportunity to manage any future hotels that we lease to our TRS Lessee and have already engaged MHI Hotels Services as the property manager of the Sheraton Louisville Riverside which we anticipate will re-open early 2008.

In September 2006 we executed a strategic alliance agreement with Coakley Williams under which Coakley Williams will provide us with non-exclusive investment opportunities originated by Coakley Williams that align with our acquisition strategy. Coakley Williams will have the first right to manage any properties we acquire as a result of this arrangement.

Term

The management agreement with MHI Hotels Services has an initial term of 10 years for each of the initial hotels and a term of 10 years for each hotel acquired subsequent to our initial public offering. The term of the management agreement with respect to each hotel may be renewed by MHI Hotels Services, upon the mutual agreement of MHI Hotels Services and our TRS lessee, subject to the satisfaction of certain performance tests, for two successive periods of five years each, provided that at the time the option to renew is exercised, MHI Hotels Services is not then in default under the management agreement. If at the time of the exercise of any renewal period MHI Hotels Services is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS Lessee may terminate the management agreement. If MHI Hotels Services desires to exercise any option to renew, it must give our TRS Lessee written notice of its election to renew the management agreement no less than 90 days before the expiration of the then current term of the management agreement.

Any amendment, supplement or modification of the management agreement must be in writing signed by all parties and approved by a majority of our independent directors.

Amounts Payable under the Management Agreements

MHI Hotels Services receives a base management fee, and if the hotels exceed certain financial thresholds, an additional incentive management fee for the management of our hotels.

The base management fee for each of our initial hotels and for any subsequently acquired hotels will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our hotels is as follows:

Hotel Properties

	2005	2006	2007	2008
Holiday Inn Downtown Williamsburg	2.0%	2.5%	N/A	N/A
Hilton Savannah DeSoto	2.0%	2.5%	3.0%	3.0%
Hilton Wilmington Riverside	2.0%	2.5%	3.0%	3.0%
Hilton Philadelphia Airport	2.0%	2.5%	3.0%	3.0%
Holiday Inn Laurel West	2.0%	2.5%	3.0%	3.0%
Holiday Inn Brownstone	2.0%	2.5%	3.0%	3.0%
Crowne Plaza Jacksonville	2.0%	2.0%	2.5%	3.0%
Sheraton Louisville Riverside(1) (substituted for the Holiday Inn Downtown Williamsburg)	N/A	2.5%	3.0%	3.0%

(1)	The property is anticipated to re-open as the Sheraton Louisville Riverside in early 2008.

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

The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels on an aggregate basis for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive fee may not exceed 0.25% of the aggregate gross revenue of all of the hotels included in the incentive fee calculation for the year in which the incentive fee is earned. The calculation of the incentive fee will not include results of hotels for the fiscal year in which they are initially leased, or for the fiscal year in which they are sold, and newly acquired or leased hotels will be included in the calculation beginning in the second full year such hotel is managed. In fiscal year 2006, all of our properties qualified for inclusion in the incentive management fee calculation with the exception of the Holiday Inn Downtown Williamsburg and the Crowne Plaza Jacksonville. In fiscal year 2005, all of our properties qualified for inclusion in the incentive management fee calculation with the exception of the Holiday Inn Laurel West and the Crowne Plaza Jacksonville.

Early Termination

The management agreement may be terminated with respect to one or more of the hotels earlier than the stated term, if certain events occur, including:

•	a sale of a hotel or the substitution of a newly acquired hotel for an existing hotel;

•

the failure of MHI Hotels Services to satisfy certain performance standards with respect to any of the future hotels or with respect to the six initial hotels after the expiration of the initial 10-year term;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel;

•	or upon a default by MHI Hotels Services or us that is not cured prior to the expiration of any applicable cure periods.

Termination Fees

In certain cases of early termination of the management agreement with respect to one or more of the hotels, we must pay MHI Hotels Services a termination fee, plus any amounts otherwise due to MHI Hotels Services pursuant to the terms of the management agreement. We will be obligated to pay termination fees in such circumstances provided that MHI Hotels Services is not then in default, subject to certain cure and grace periods.

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

Franchise Agreements

Our hotels operate under franchise licenses from national hotel companies.

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

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage;

•	marketing techniques including print media, billboards, and promotions standards; and

•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessee will be required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses of our hotel properties:

	Franchise Fee(1)	Marketing/Reservation Fee(1)	Expiration Date
Hilton Philadelphia Airport	5.0%	3.5%	11/30/14
Holiday Inn Brownstone	5.0%	2.5%	03/10/11
Hilton Wilmington Riverside	5.0%	3.5%	03/31/18
Hilton Savannah DeSoto	5.0%	3.5%	06/30/08
Crowne Plaza Jacksonville	5.0%	3.5%	04/01/16
Holiday Inn Laurel West	5.0%	2.5%	10/05/16
Sheraton Louisville Riverside(2)	5.0%	3.5%	(2)

1	Percentage of room revenues payable to the franchisor.
2	A 15-year Sheraton license agreement has been approved for the Sheraton Louisville Riverside. A capital improvement plan mandated by Sheraton is scheduled for completion in the first quarter 2008 at which time the property will begin to operate as a Sheraton.

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

Employees

As of March 15, 2007, we employed eight persons, four of whom work at our corporate office in Williamsburg, Virginia and four of whom work in our offices in Greenbelt, Maryland. All persons employed in the day-to-day operations of the hotels are employees of MHI Hotels Services, the management company engaged by our TRS Lessee to operate such hotels.

Available Information

We maintain an Internet site, http://www.mhihospitality.com, which contains additional information concerning MHI Hospitality Corporation. We make available free of charge through our Internet site all our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have also posted on this website our Code of Business Conduct and the charters of our Audit and Nominating, Corporate Governance and Compensation Committees of our board of directors. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

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

A substantial part of our business plan is based on our belief that the lodging markets in which we invest are experiencing and/or will experience improving economic fundamentals. There can be no assurance that lodging industry fundamentals will continue to improve. In the event conditions in the industry or in the lodging markets in which we invest do not continue to improve as we expect, our cash available for distribution would be less than anticipated.

Conflicts of interest could result in our executive officers and certain of our directors acting in a manner other than in our stockholders’ best interest.

Conflicts of interest relating to MHI Hotels Services, the entity that manages the properties, and the terms of its management agreement may lead to management decisions that are not in the stockholders’ best interest.

Conflicts of interest relating to MHI Hotels Services may lead to management decisions that are not in the stockholders’ best interest. MHI Hotels Services is owned and controlled by members of the Sims family, including Andrew Sims, our chairman, president and chief executive officer, Kim Sims and Christopher Sims, who serve on our board of directors, William Zaiser, our executive vice president and chief financial officer, and Steven Smith who is the Executive Vice President of MHI Hotels Services. MHI Hotels Services manages our hotel properties. In addition, unless a majority of independent directors concludes otherwise, MHI Hotels Services has a right of first offer to manage hotels we acquire in the future, subject to certain exceptions, and receives substantial management fees based on the revenues and operating profit of our hotels. Our management agreement with MHI Hotels Services, including the financial terms thereof, was not negotiated on an arm’s-length basis and may be less favorable to us than we could have obtained from third parties.

Our management agreement establishes the terms of MHI Hotels Services’ management of our hotels. Under certain circumstances, if we terminate our management agreement as to one of the hotels, we will be required to pay MHI Hotels Services a termination fee. If we were to terminate the management agreement with respect to all our hotels in connection with a sale of those hotels, the aggregate termination fee would be approximately $14.6 million. As majority owners of MHI Hotels Services, which would receive any management and management termination fees payable by us under the management agreement, Andrew Sims, William Zaiser, Kim Sims and Christopher Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so. In addition, Andrew Sims and William Zaiser will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

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

Holders of units, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Andrew Sims, William Zaiser, Kim Sims, Christopher Sims, and Edward Stein may have different objectives than holders of our common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These officers and directors may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or they may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest. Our tax indemnification obligations, which were not the result of arm’s-length negotiations and which apply in the event that we sell certain properties, could subject us to liability, which, as of December 31, 2006, were estimated to be $46.0 million, and limit our operating flexibility and reduce our returns on our investments.

Contractual obligations require us to nominate affiliates of the Sims family as two of our directors.

Pursuant to a strategic alliance agreement we entered into in December 2004, MHI Hotels Services has a contractual right to nominate one person for election as a director, to our Company’s Board of Directors, and, pursuant to his employment agreement with us, Andrew Sims has the right to be nominated as a director. These provisions in effect provide the Sims family and their affiliates the right to nominate two of our directors. As discussed herein, such persons have conflicts of interest with our company.

Our executive officers and certain of our directors may experience conflicts of interest in connection with their ownership interests in our operating partnership.

Our executive officers and certain of our directors, which include Andrew Sims, Williams Zaiser, Kim Sims, Christopher Sims and Ed Stein, may experience conflicts of interest relating to their ownership interests in our operating partnership. These individuals, together with their affiliates owned as of December 31, 2006, in the aggregate, approximately 22.94% of the outstanding units in our operating partnership. Conflicts may arise as a result of these persons’ ownership interests as limited partners diverge from the interests of MHI Hospitality Corporation, particularly with regard to transactions such as sales of assets or the repayment of indebtedness, that could be in the best interests of MHI Hospitality Corporation and its stockholders, but may have adverse tax consequences to the limited partners in our operating partnership.

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

As two years have elapsed since the properties were contributed, if we were to sell during the next three years in a taxable transaction the five initial hotels that were contributed to us in our initial public offering in exchange for units immediately after the closing of our initial public offering, our estimated total tax indemnification obligation to our indemnified contributors, including the gross-up payment, would be approximately $46.0 million.

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

Among the factors which could adversely affect the results of our operations and our distributions to stockholders are the failure of our TRS Lessee to make required rent payments because of reduced net operating profits or operating losses, increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors which could reduce the net operating profits of our TRS Lessee are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

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

While we intend to maintain target debt levels of 45-55% of total assets, our board of directors may change this debt policy at any time without stockholder approval. In addition, we entered into a $60.0 million revolving credit facility, which has a term of four years, and our borrowings under the credit facility are expected to bear interest at a floating interest rate of 30-day LIBOR plus 2.0% to 2.5%. The LIBOR rate on December 31, 2006 was 5.322%. The primary collateral for the credit facility is a first mortgage on the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. We must satisfy certain financial and non-financial covenants. As of December 31, 2006, we were in compliance with all the required covenants. Failure to satisfy these covenants and conditions would create a default under this credit facility, and the lender could require us to immediately repay all outstanding indebtedness under the credit facility. The credit facility has a balance of approximately $15.2 million as of December 31, 2006. The Company intends to use the credit facility to acquire, repair or renovate properties, and for working capital. We, and our subsidiaries, may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

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

If we incur debt in the future and do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. We may place mortgages on our hotel properties to secure our credit facility or other debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those properties to foreclosure. Also, covenants applicable to our debt could impair our planned strategies and, if violated, result in a default of our debt obligations.

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

If the Shell Island resort property leases are terminated, our sublease agreements for the resort property will also be terminated. The property leases may be terminated by the resort property’s homeowners’ association if MHI Hotels, LLC or MHI Hotels Two, Inc., two of our affiliates, breach certain provisions under the leases. The leases may also be terminated by the homeowners’ association if MHI Hotels Services serves as central rental agent for less than 80 of the 160 rental units at the resort. Upon termination of these subleases, MHI Hotels, LLC and MHI Hotels Two, Inc. would be unable to meet their payment obligations, and we would no longer receive the fixed annual amount of approximately $640,000, less our lease payments of approximately $168,000 to the resort property’s homeowners’ association. In addition, the ability of MHI Hotels, LLC and MHI Hotels Two, Inc. to make rent payments is dependent upon generating revenues from the operation of the resort properties. Although MHI Hotels Services has agreed to make capital contributions to MHI Hotels, LLC and MHI Hotels Two, Inc. in an amount sufficient to cure their defaults under the sublease agreements, MHI Hotels Services has nominal assets, and is dependent on management fee income. In such event, our net income could be adversely affected, and we may be required to write off our investment in the Shell Island Resort property leases.

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

Geographic concentration of our initial hotels will make our business vulnerable to economic downturns in the Mid-Atlantic, Midwest and Southeastern United States.

Our hotels are located in the Mid-Atlantic, Midwest and Southeastern United States. Economic conditions in the Mid-Atlantic, Midwest and Southeastern United States will significantly affect our revenues and the value of our hotels. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in these areas. Any resulting oversupply or reduced demand for hotels in the Mid-Atlantic, Midwest and Southeastern United States and our markets in particular would therefore have a disproportionate negative impact on our revenues and limit our ability to make distributions to stockholders.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase debt service requirements on our floating rate debt, including any borrowings under our proposed credit facility, which permits us to borrow up to $60.0 million. Any borrowings under our proposed credit facility will have floating interest rates of 30-day LIBOR plus 2.0 to 2.5%. We currently have an interest-rate swap agreement that fixes the amount of interest on $30 million of indebtedness. To the extent that the total amount borrowed on the credit facility is less than $30 million, we are exposed to falling interest rates on the difference between the amount borrowed and $30 million. To the extent that the total amount borrowed on the credit facility is more than $30 million, we are exposed to rising interest rates on the difference between the amount borrowed in excess of $30 million. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations. If we were to engage in any additional hedging transactions, they would have to be structured so as to not jeopardize our status as a REIT.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a joint venture partners’ financial condition and disputes between our joint venture partners and us.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Partners or joint venture partners may have economic or other business interests or goals, which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or joint venture partner would have full control over the partnership or joint venture. Disputes between us and partners or joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners or joint venture partners. For example, we may be required to guarantee indebtedness incurred by a partnership, joint venture or other entity for the purchase or renovation of a hotel property. Such a guarantee may be on a joint and several basis with our partner or joint venture partner in which case we may be liable in the event such party defaults on its guaranty obligation.

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

We may be required to purchase condominium units which may not be readily resold and which will impact our returns.

Pursuant to our agreement with the developer of the condominium hotel project in Hollywood, Florida, we may be required to purchase a maximum of 100 un-sold condominium units on or before August 1, 2007 at a maximum price of $197,000 per unit. We may not be able to quickly resell the units at an acceptable price. The market for such units is affected by various factors including changes in interest rates, the availability of similar types of real estate investments in the local real estate market, and national and local economic conditions. Retaining ownership in these units for an extended period of time until they can be resold may adversely affect our returns.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, our lenders will likely require that we set aside annual amounts for capital improvements to our hotel properties. We expect the average lenders’ capital improvements reserve requirement for all of our hotels will be approximately 4% of gross sales. Based upon our hotels’ gross revenue in fiscal year 2006, the average lender’s capital improvements reserve requirement for all of our hotels would have been approximately $2,704,600 based on an average 4% capital improvement reserves. For the year ended December 31, 2006, we spent approximately $5,117,000 on capital improvements to our hotels. These capital improvements may give rise to the following risks:

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

Before September 11, 2001, hotel owners and operators had begun experiencing declining RevPAR, as a result of the slowing U.S. economy. The terrorist attacks of September 11, 2001 and the after-effects (including the prospects for more terror attacks in the United States and abroad), combined with economic trends and the U.S.-led military action in Afghanistan and Iraq, substantially reduced business and leisure travel and lodging industry RevPAR generally. We cannot predict the extent to which these factors will directly or indirectly impact the value of our common stock, the lodging industry or our operating results in the future. Declining RevPAR at hotels that we acquire would reduce our net income and restrict our ability to fund capital improvements at our hotels and our ability to make distributions to stockholders necessary to maintain our status as a REIT. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the markets on which shares of our common stock will trade, the lodging industry at large and our operations in particular.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We intend to maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, such as Hurricane Katrina in New Orleans in August 2005, losses from foreign terrorist activities such as those on September 11, 2001 or losses from domestic terrorist activities such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. Initially, we do not expect to obtain terrorism insurance on our hotel properties because it is costly. Lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could reduce our net income and limit our ability to obtain future financing.

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

•

civil unrest, acts of God, including earthquakes, floods and other natural disasters such as Hurricane Katrina in New Orleans in August 2005, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts such as those that occurred on September 11, 2001.

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

In order to maintain our qualification as a REIT, each year we must pay out to our stockholders in distributions at least 90% of our REIT taxable income, excluding net capital gain. To the extent that we satisfy this distribution minimum, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than the minimum amount specified under federal tax laws. Our only source of funds to make these distributions comes from rent and dividends we receive from our TRS Lessee, which in turn receives revenues from hotel operations. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

Failure to qualify as a REIT would subject us to federal income tax.

If we fail to remain qualified as a REIT in any taxable year (including, but not limited to, a failure resulting from not making the minimum required distribution), and if the relief provisions were not to apply, we will be subject to federal income tax on our taxable income. If we fail to qualify as a REIT, we would not be required to make any distributions. In addition, any distributions that we do make will not be deductible by us. This would substantially reduce our earnings, our cash available to pay distributions, and the value of our common stock.

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

Conflicts of interest relating to a merger or other business combination transactions involving our change of control may occur between us and Andrew Sims, our chairman, president and chief executive officer, William Zaiser, our executive vice president and chief financial officer and Kim Sims, Christopher Sims, and Edward Stein, three of our directors. Our operating partnership’s agreement of limited partnership provides that the holders of 66.7% of the outstanding limited partnership interests in our operating partnership (including our limited partnership interest in our operating partnership) must approve such a merger or other business combination transaction, unless the holders of 50% or more of the outstanding limited partnership interests (other than our limited partnership interest) approves such a merger or other business combination transaction. As of December 31, 2006, Andrew Sims, William Zaiser, Kim Sims, Christopher Sims and Ed Stein beneficially own approximately 22.94% of our outstanding limited partnership interests, and we own approximately 63.20%. Although our stockholders must approve a merger or other business combination transaction under applicable Maryland law, under our operating partnership agreement, limited partners, including certain of our officers and directors, must approve certain other business combination transactions involving us. These approval rights of limited partners may lead to conflicts of interest, which could result in decisions that do not fully reflect our best interests or the best interests of our stockholders.

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

To maintain qualification as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. After January 1, 2007, if we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if the failure was due to reasonable cause and not to willful neglect. In this case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and we will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

Taxation of dividend income could make our common stock less attractive to investors and reduce the market price of our common stock.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or could adversely affect you as a stockholder. On May 28, 2003, the President signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act. Effective for taxable years beginning after December 31, 2002, and before January 1, 2009, the Jobs and Growth Tax Act generally reduced the maximum rate of tax applicable to individuals, trusts and estates on dividend income from regular C corporations to 15.0%. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders. As a result of the Jobs and Growth Tax Act, individual, trust, and estate investors could view stocks of non REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non REIT corporations are subject to lower tax rates for such investors.

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

Our employment agreements with Mr. Andrew Sims, our chief executive officer, and Mr. William Zaiser, our chief financial officer, contain provisions providing for substantial payments to these officers in the event of a change of control of our company. Specifically, if we terminate these executive’s employment without cause or the executive resigns with good reason, which includes a failure to nominate Mr. Sims to our board of directors or his involuntary removal from our board of directors, unless for cause or by vote of the stockholders, or if there is a change of control, each of these executives is entitled to the following:

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

In the event that the employment of Mr. David Folsom, our chief operating officer, is terminated without cause or he resigns for good reason, Mr. Folsom is entitled to received the sum of the following amounts:

•	any accrued but unpaid salary and bonuses;

•

issuance and vesting of any previously granted stock options or restricted stock (including unissued shares conditioned upon and in consideration of Mr. Folsom’s employment through dates set forth in the employment agreement);

•	payment of life, health and disability insurance coverage for a period of three years following termination;

•	any unreimbursed expenses; and

•	and a severance payment equal to three times of the executive’s combined salary and actual bonus compensation for the preceding fiscal year.

In addition, these executives will receive additional payments to compensate them for the additional taxes, if any, imposed on them under Section 4999 of the Internal Revenue Code by reason of receipt of excess parachute payments.

These provisions may make a change of control of our company, even if it is in the best interests of our stockholders, more costly and difficult and may reduce the amounts our stockholders would receive in a change of control transaction.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.

In order to maintain our REIT qualification, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year (other than the first year for which a REIT election is made). To preserve our REIT qualification, our charter contains a 9.9% aggregate share ownership limit and a 9.9% common share ownership limit. Generally, any shares of our stock owned by affiliated persons will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

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

We depend on the efforts and expertise of our chairman, president and chief executive officer, Andrew Sims; our executive vice president and chief operating officer, David Folsom; and our executive vice president and chief financial officer, William Zaiser, to manage our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 15, 2007, we owned the following seven hotel properties:

Property	Number of Rooms	Location
Hilton Philadelphia Airport	331	Philadelphia, Pennsylvania
Hilton Savannah DeSoto	246	Savannah, Georgia
Holiday Inn Brownstone	187	Raleigh, North Carolina
Hilton Wilmington Riverside	274	Wilmington, North Carolina
Holiday Inn Laurel West	207	Laurel, Maryland
Crowne Plaza Jacksonville	292	Jacksonville, Florida
Sheraton Louisville Riverside(1)	186	Jeffersonville, Indiana

Total number of rooms	1,723

(1)	The property previously operated as the Louisville Ramada Riverfront Inn is currently undergoing extensive renovations and is expected to re-open in early 2008 as the Sheraton Louisville Riverside.

The Company also owns two commercial units at the Shell Island Resort, a condominium resort property located in Wrightsville Beach, North Carolina.

One lease relates to the restaurant, kitchens, meeting rooms, ballroom, laundry, maintenance shop, offices and certain maid closets. The second lease relates to the resort’s common areas and includes the lobby, swimming pools, outdoor café, front desk, back office, gift shop, certain storage areas, and ingress and egress throughout the building including parking areas.

Item 3. Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the American Stock Exchange under the symbol “MDH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on the American Stock Exchange:

	Price Range
	High	Low
Year Ended December 31, 2005
First Quarter	$10.05	$8.50
Second Quarter	$9.80	$9.00
Third Quarter	$10.70	$9.05
Fourth Quarter	$9.97	$8.80

Year Ended December 31, 2006
First Quarter	$9.80	$9.10
Second Quarter	$9.37	$8.90
Third Quarter	$9.15	$8.75
Fourth Quarter	$10.04	$9.07

The closing price of our common stock on the American Stock Exchange on March 15, 2007 was $10.30 per share.

Stockholder Information

As of March 15, 2007, there were 5,278 holders of our common stock, including shares held in “street name” by nominees who are record holders and shares held by beneficial owners.

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

In January 2006, we declared a dividend payment of $0.17 per common share for the quarter ended March 31, 2006. The dividend was paid on April 11, 2006. In April 2006, we declared a dividend payment of $0.17 per common share for the quarter ended June 30, 2006. The dividend was paid on July 11, 2006. In July 2006, we declared a dividend payment of $0.17 per common share for the quarter ended September 30, 2006. The dividend was paid on October 11, 2006. In October 2006, we declared a dividend payment of $0.17 per common share for the quarter ended December 31, 2006. The dividend was paid January 11, 2007. We intend to continue to declare quarterly distributions to our stockholders. The amount of future distributions will be based upon quarterly operating results, general economic conditions, capital improvements, the Internal Revenue Code’s annual distribution requirements, and other factors, which our board of directors deem relevant.

Comparison of Stockholder Return

The following graph compares the performance of our common stock commencing December 17, 2004 and during the December 31, 2005 and 2006 fiscal years with SNL REIT Hotel Index, prepared by SML Financial, LLC, and the Russell 2000 Index.

The Russell 2000 Index measures the performance of the 2,000 smallest companies in the Russell 3000 Index, with a median market capitalization of approximately $613.5 million. The SNL Hotel REIT Index is currently comprised of 17 publicly traded hotel REITs, organized for purposes substantially similar to ours.

	Period Ending
Index	12/17/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06
MHI Hospitality Corporation	100.00	99.40	100.52	103.60	99.08	113.55
Russell 2000	100.00	101.57	100.30	106.19	114.92	125.70
SNL Hotel REITS Index	100.00	103.93	106.91	114.12	134.13	146.77

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

The financial data for MHI Hotels Services Group is comprised of financial information for the entities and interests formerly under common ownership and control by Edgar Sims, Jr., Jeanette Sims, Andrew Sims, Kim Sims and Christopher Sims. MHI Hotels Services Group formerly included three of our initial hotel properties: the Holiday Inn Downtown Williamsburg, the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. Ownership interests in the entities that owned these properties were contributed to our operating partnership upon the completion of our initial public offering. The following selected historical financial data for MHI Hospitality Corporation for the years ended December 31, 2006 and 2005 and the period December 21, 2004 to December 31, 2004, and for MHI Hotels Services Group for the period January 1, 2004 to December 20, 2004 and the years ended December 31, 2003 and 2002 were derived from audited combined financial statements contained elsewhere in this Annual Report on Form 10-K. These financial statements have been audited by PKF Witt Mares, PLC (formerly Witt, Mares & Company, PLC) our independent registered public accounting firm. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

The information presented below is only a summary and does not provide all of the information contained in our financial statements and those of our predecessor entities, including notes thereto, and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

SELECTED HISTORICAL FINANCIAL DATA

	MHI Hospitality Corporation			MHI Hotels Services Group
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 21, 2004 to December 31, 2004	Period from January 1, 2004 to December 20, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Statement of Operations
Total Revenues	$67,241,797	$55,173,554	$624,403	$23,194,692	$21,520,963	$20,935,884
Total Operating Expenses excluding Depreciation and Amortization	(52,802,704)	(44,452,064)	(4,707,616)	(17,622,400)	(16,918,062)	(16,313,619)
Depreciation and Amortization	(4,916,721)	(4,071,774)	(124,504)	(1,515,228)	(1,833,082)	(2,019,677)
Net Operating Income (Loss)	9,522,372	6,649,716	(4,207,717)	4,057,064	2,769,819	2,602,588
Interest Income	253,954	126,741	340	1,753	3,668	9,379
Interest Expense	(4,261,422)	(2,802,230)	(57,437)	(2,057,828)	(2,167,657)	(2,253,694)
Other Income— Net	(127,876)	(235,378)	—	(90,877)	(191,312)	(226,478)
Minority Interest	(1,889,387)	(1,407,268)	1,587,550	(663,011)	(152,097)	(224,864)
Income Tax Benefit (Provision)	(253,966)	257,218	180,413	—	—	—
Income (Loss) from Discontinued Operations	(62,663)	(107,348)	(37,371)	(253,823)	(122,585)	(28,970)
Net Income (Loss)	$3,181,012	$2,481,451	$(2,534,222)	$993,278	$139,836	$(122,039)

Statement of Cash Flows
Cash from (used in) Operations—net	$10,843,705	$6,439,636	$(2,980,647)	$3,098,610	$2,710,595	$2,068,531
Cash from (used in) Investing— net	(12,707,729)	(15,760,313)	(58,120,919)	(892,300)	(2,397,600)	(1,372,064)
Cash from (used in) Financing— net	2,807,705	1,508,134	69,415,919	(2,125,840)	(400,011)	(974,065)
Net Income (Decrease) in Cash	$943,681	$(7,812,543)	$8,314,353	$80,470	$(87,016)	$(277,598)

Balance Sheet
Total Assets(1)	$127,602,813	$118,385,923	$94,232,244	$—	$30,757,456	$30,600,738
Total Long-Term Debt including Current Portion(1)	41,607,099	42,686,943	27,753,188	—	29,640,738	30,548,250
Total Current and Long-Term Liabilities(1)	64,579,738	53,364,455	33,366,674	—	32,924,595	33,678,765
Minority Interest(1)	21,001,287	21,805,572	21,118,257	—	(521,268)	(489,365)
Total Owners’ Equity (Deficit)(1)	42,021,788	43,215,896	39,747,313	—	(1,645,871)	(2,588,662)

Operating Data
Average Number of Available Rooms	1,537	1,375	1,245	520	520	520
Total Number of Available Room Nights	561,005	502,021	13,695	184,600	189,800	189,800
Occupancy Percentage(2)	69.7%	69.6%	37.6%	70.6%	69.7%	69.2%
Average Daily Rate (ADR)(2)	$112.22	$103.34	$79.66	$114.33	$103.41	$103.05
RevPAR(2)	$78.26	$71.96	$29.98	$80.67	$72.13	$71.32

Additional Financial Data
FFO(3)	$10,038,636	$8,462,468	$(3,972,633)	$3,303,551	$2,338,318	$2,338,961
Earnings Per Share	$0.47	$0.37	$(0.42)	$—	$—	$—

(1)	As of the period end.
(2)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. Average Daily Rate, ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. Revenue Per Available Room, RevPAR, is calculated by dividing the total daily room revenue by the total daily number of rooms available.
(3)	Funds from Operations, FFO, is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non- cash items such as real estate asset depreciation and amortization, and after adjustment for any minority interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required GAAP presentations, has improved the understanding of the operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs. Below is a reconciliation of FFO to net income (loss).

	MHI Hospitality Corporation			MHI Hotels Services Group
Reconciliation of FFO	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 21, 2004 to December 31, 2004	Period from January 1, 2004 to December 20, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net Income (Loss)	$3,181,012	$2,481,451	$(2,534,221)	$993,278	$139,836	$(122,039)
Add Minority Interest	1,852,888	1,436,064	(1,611,311)	595,539	152,097	224,864
Add Depreciation and Amortization	5,053,589	4,309,575	172,899	1,714,734	2,045,250	2,236,136
Subtract Gain/ Add Loss on Asset Disposal	(48,853)	235,378	—	—	1,135	—
Funds From Operations	$10,038,636	$8,462,468	$(3,972,633)	$3,303,551	$2,338,318	$2,338,961

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

Concurrent with the completion of the initial public offering, we acquired six hotel properties. On July 22, 2005, we acquired the Crowne Plaza Jacksonville (formerly, the Hilton Jacksonville Riverfront). On August 10, 2006, we sold the Holiday Inn Downtown Williamsburg. On September 20, 2006, we acquired the Louisville Ramada Riverfront Inn, which is under renovation and which we anticipate will re-open in early 2008 as the Sheraton Riverside Louisville. Our hotel portfolio currently consists of seven full-service, upper upscale and mid-scale hotels. We own a 100% interest in all of our hotels. We also have a leasehold interest in a resort condominium facility. As of December 31, 2006, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	274	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Sheraton Louisville Riverside(1)	186	Jeffersonville, IN	September 20, 2006

Total	1,723

(1)	The property previously operated as the Louisville Ramada Riverfront Inn is currently undergoing extensive renovations and is expected to re-open in early 2008 as the Sheraton Louisville Riverside.

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our Operating Partnership and we own an approximate 64.4% interest in our Operating Partnership, with the remaining interest being held by limited partners who were contributors hotel properties and related assets.

To qualify as a REIT, we cannot operate hotels. Therefore, our operating partnership leases our hotel properties to our TRS Lessee. Our TRS Lessee has engaged MHI Hotels Services to manage our hotels. Our TRS Lessee and its parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

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

Results of Operations

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The following table illustrates the key operating metrics for the years ended December 31, 2006 and 2005 for the six operational properties that are in our current portfolio. Accordingly, it does not reflect the performance of the Holiday Inn Downtown Williamsburg or the property previously operated as the Louisville Ramada Riverfront Inn.

	Year Ended December 31,
	2006	2005
Current Portfolio(1)
Occupancy %	69.7%	70.3%
ADR	$112.22	$104.53
RevPAR	$78.26	$73.48

(1)	The statistics presented for the current portfolio reflect the full-year metrics for all of the six operational hotels in our portfolio at the end of 2006.

Revenue. Total revenue for the year ended December 31, 2006 was approximately $67.2 million, an increase of approximately $12.0 million or 21.9% from total revenue for the year ended December 31, 2005 of approximately $55.2 million. Approximately $6.1 million of the increase was attributable to the operating results of the Crowne Plaza Jacksonville, which was acquired in July 2005. Strong growth in all revenue categories contributed to the remainder of the increase.

Room revenues at our properties for the year ended December 31, 2006 increased approximately $7.8 million or 21.5% to approximately $43.9 million compared to room revenues for the year ended December 31, 2005. Approximately $3.9 million of the increase was attributable to operating results of the Crowne Plaza Jacksonville. Our other five operational hotels experienced an average 12.0% increase in RevPAR through a combined increase in occupancy of 2.5% and average ADR growth of 9.3%. A new mix of business, a strong market, and the completion of room renovations caused a significant increase in ADR at our Philadelphia property. Our efforts to re-position our property in Laurel, Maryland coupled with the completion of renovations also contributed to the significant increases in ADR at that property.

Food and beverage revenues at our properties for the year ended December 31, 2006 increased approximately $2.7 million or 16.4% to approximately $19.1 million compared to food and beverage revenues for the year ended December 31, 2005. Approximately $1.7 million of the increase was attributable to operating results of the Crowne Plaza Jacksonville. Our other five operational hotels experienced an average 6.7% increase in food and beverage revenues with the largest increases occurring at our Wilmington and Laurel properties.

Other operating revenues for the year ended December 31, 2006 increased approximately $1.6 million or 45.4% to approximately $4.2 million compared to other operating revenues for the year ended December 31, 2005. Approximately $0.6 million of the increase was attributable to the operating results of the Crowne Plaza Jacksonville. In the last half of 2006, we realized approximately $0.7 million in consulting fees from the developer of the Hollywood, Florida condominium hotel project. In addition, we realized revenue from the lease of restaurant space commencing November 2005 at the Holiday Inn Laurel West that had previously undergone ten months of renovation.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $7.8 million or 18.5% for the year ended December 31, 2006 to approximately $50.2 million compared to hotel operating expenses for the year ended December 31, 2005. Approximately $5.0 million of the increase was attributable to the operating results of the Crowne Plaza Jacksonville.

Rooms expense at our properties for the year ended December 31, 2006 increased approximately $2.1 million or 21.6% to approximately $12.1 million compared to rooms expense of approximately $10.0 million for the year ended December 31, 2005. Approximately $1.1 million of the increase was attributable to the operating results of the Crowne Plaza Jacksonville. Much of the remaining increase relates to increased expenses at our Hilton brand properties for the cost of replacing room amenities as well as the increased cost of implementing a franchisor-mandated bedding program.

Food and beverage expenses at our properties for the year ended December 31, 2006 increased approximately $1.6 million or 14.5% to approximately $13.0 million compared food and beverage expense of approximately $11.4 million for the year ended December 31, 2005 due mostly to the increase in food and beverage sales. Indirect expenses at our properties for the year ended December 31, 2006 increased approximately $3.9 million or 19.2% to approximately $24.2 million compared to indirect expense of approximately $20.3 million for the year ended December 31, 2005. Approximately $2.5 million of the increase was attributable to the operating results of the Crowne Plaza Jacksonville. Sales and marketing expenses, hotel franchise fees, and management fees increased significantly as these expenses vary directly with increases in revenue.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2006 increased approximately $0.8 million or 20.8% to approximately $4.9 million compared to depreciation and amortization expense of approximately $4.1 million for the year ended December 31, 2005. The increase in depreciation and amortization was attributable to the addition of depreciable assets including the Crowne Plaza Jacksonville acquired in July 2005, the renovations there as well as renovation at our Philadelphia and Laurel properties.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2006 increased approximately $0.5 million or 25.1% to approximately $2.6 million compared to corporate general and administrative expense of approximately $2.1 million for the year ended December 31, 2005. An increase in staffing including the hiring of our Chief Operating Officer in January 2006 and our Chief Accounting Officer in May 2005 contributed to the increase. We also incurred higher costs for employee benefits, printing, and office rent.

Net Operating Income. Operating income for the year ended December 31, 2006 increased approximately $2.9 million or 43.2% to approximately $9.5 million compared to approximately $6.6 million of operating income for the year ended December 31, 2005 as a result of the operating results discussed above.

Interest Expense. Interest expense for the year ended December 31, 2006 increased approximately $1.5 million or 52.1% to approximately $4.3 million compared to approximately $2.8 million of interest expense for the year ended December 31, 2005 primarily due to the mortgage on the Crowne Plaza Jacksonville acquired in July 2005 and borrowings on the credit facility.

Income Taxes. We made a provision for income taxes for the year ended December 31, 2006 of approximately $0.3 million compared to an income tax benefit of approximately $0.3 million for the year ended December 31, 2005. Income tax benefits of approximately $0.1 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively, result from taxable operating losses incurred by our TRS lessee. The income tax benefit was offset by a provision for state and local income taxes, primarily to the City of Philadelphia, of approximately $0.4 million for the year ended December 31, 2006.

Net Income. Net income for the year ended December 31, 2006 increased approximately $0.7 million or 28.2% to approximately $3.2 million compared to approximately $2.5 million for the year ended December 31, 2005 as a result of the operating results discussed above.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The following table illustrates the key operating metrics for the years ended December 31, 2005 and 2004 for the six operational properties that are in our current portfolio. Accordingly, it does not reflect the performance of the Holiday Inn Downtown Williamsburg or the property previously operated as the Louisville Ramada Riverfront Inn. MHI Hotels Services has managed all the properties during the time period with the exception of the Holiday Inn Laurel West (formerly the Best Western Maryland Inn) which it has operated only since we purchased the property in December 2004.

	Year Ended December 31,
	2005	2004
Current Portfolio(1)
Occupancy %	70.3%	72.4%
ADR	$104.53	$92.55
RevPAR	$73.48	$67.04

(1)	The statistics presented for the current portfolio reflect the full-year metrics for the six operating hotels in our portfolio at the end of 2006.

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

The following table reflects key line items from our consolidated and combined statements of operations for the years ended December 31, 2005 and 2004.

	The Company Year Ended December 31, 2005	The Company Period from December 21, 2004 to December 31, 2004	The Predecessor Period from January 1, 2004 to December 20, 2004	Company and Predecessor Year Ended December 31, 2004	Favorable (Unfavorable) Change 2005 to 2004
Total Revenue	$55,173,554	$624,403	$23,194,692	$23,819,095	$31,354,459
Total Hotel Operating Expenses	(42,380,418)	(904,998)	(17,622,400)	(18,527,398)	(23,853,020)
Depreciation and Amortization	(4,071,774)	(124,504)	(1,515,228)	(1,639,732)	(2,432,042)
Corporate General & Administrative	(2,071,646)	(3,802,618)	—	(3,802,618)	1,730,972
Net Operating Income (Loss)	6,649,716	(4,207,717)	4,057,064	(150,653)	6,800,369
Interest Expense	(2,802,230)	(57,437)	(2,057,828)	(2,115,265)	(686,965)
Other Income (Expense)	(108,637)	340	(89,124)	(88,784)	(19,853)
Minority Interest	(1,407,268)	1,587,550	(663,011)	924,539	(2,331,807)
Income Tax Benefit	257,218	180,413	—	180,413	76,805
Discontinued Operations	(107,348)	(37,371)	(253,823)	(291,194)	183,846
Net Income (Loss)	$2,481,451	$(2,534,222)	$993,278	$(1,540,944)	$4,022,395

Revenue. Total revenue for the year ended December 31, 2005 was approximately $55.2 million, an increase of approximately $31.4 million or 131.6% from combined total revenue for the year ended December 31, 2004 of approximately $23.8 million for the Company and the Predecessor. The increase was primarily due to approximately $28.9 million of incremental revenues attributable to the acquisition of three hotel properties in December 2004 pursuant to the completion of the initial public offering and one hotel property in the third quarter of 2005. Revenues increased due to increases in both room revenue and food and beverage revenues.

Room revenues for the year ended December 31, 2005 increased approximately $20.8 million or 136.1% to approximately $36.1 million compared to combined room revenues in 2004. The increase was primarily due to approximately $19.8 million of incremental revenues attributable to the acquisition of three hotel properties in December 2004 (the Holiday Inn Brownstone, the Hilton Philadelphia Airport and the Holiday Inn Laurel West) and one hotel property in the third quarter of 2005. As a group, our properties increased room revenue by approximately $3.5 million or 9.6%. Most properties experienced ADR growth between 3% and 7%. A new mix of business, a strong market, and the completion of room renovations caused a significant increase in ADR at our Philadelphia property. Our efforts to re-position our property in Laurel, Maryland coupled with the completion of renovations also contributed to the significant increases in ADR at that property.

Food and beverage revenues for the year ended December 31, 2005 increased approximately $8.8 million or 115.0% to approximately $16.4 million compared to combined food and beverage revenues in 2004. The increase was primarily due to approximately $8.1 million of incremental revenues attributable to the acquisition of three hotel properties in December 2004 and one hotel property in the third quarter of 2005. As a group, our properties increased food and beverage revenue by approximately $2.3 million or 13.4%. We experienced the largest increase at our Laurel property, which was not included in the predecessor group or under the management of MHI Hotels Services prior to our initial public offering. This increase was due to a greater focus on banqueting and group sales.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $23.9 million or 128.7% for the year ended December 31, 2005 to approximately $42.4 million compared to combined hotel operating expenses in 2004, primarily due to approximately $22.2 million of incremental expense attributable to the acquisition of three hotel properties in December 2004 pursuant to the completion of the initial public offering and one hotel property in the third quarter of 2005.

Rooms expense for the year ended December 31, 2005 increased approximately $6.1 million or 161.3% to approximately $10.0 million compared to combined rooms expense in 2004. The increase was primarily due to approximately $5.9 million of incremental expenses attributable to the acquisition of three hotel properties in December 2004 and one hotel property in the third quarter of 2005. As a group, our properties experienced an increase in rooms expense of approximately $1.0 million or 10.2% in 2005 over the prior year. A decrease in costs related to the 2.24% drop in occupancy was offset by an increase in costs that vary directly to revenue. Additional cleaning costs were also incurred related to the renovations at our Laurel and Philadelphia properties.

Food and beverage expenses for the year ended December 31, 2005 increased approximately $6.1 million or 114.9% to approximately $11.4 million compared to combined food and beverage expense in 2004 due mostly to the increase in food and beverage sales. Indirect expenses for the year ended December 31, 2005 increased approximately $11.3 million or 125.7% to approximately $20.3 million compared to combined indirect expenses in 2004. The increase was primarily due to approximately $11.2 million of incremental expenses attributable to the acquisition of three hotel properties in December 2004 and one hotel property in the third quarter of 2005. As a group, our properties experienced an increase in indirect expense of approximately $0.9 million or 4.1% in 2005 over the prior year. Indirect expenses increased as a result of increased energy costs at all the properties and increased repairs and maintenance related to the renovations at our Laurel and Philadelphia properties. The increases were partially offset by a reduction in management fees negotiated with MHI Hotels Services as part of the master management agreement executed pursuant to the initial public offering.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2005 increased approximately $2.4 million or 148.3% to approximately $4.1 million compared to combined depreciation and amortization expense in 2004. The increase in depreciation and amortization was attributable to the acquisition of three hotel properties and the leasehold interest in the commercial spaces at the Shell Island Resort in December 2004 and one hotel property in the third quarter of 2005. Apart from the acquisitions related to the initial public offering and in the third quarter of fiscal 2005, depreciation and amortization would have remained at approximately $1.6 million.

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

Net Operating Income. Operating income for the year ended December 31, 2005 increased approximately $6.8 million compared to combined operating income in 2004 as a result of the operating results discussed above.

Interest Expense. Interest expense for the year ended December 31, 2005 increased approximately $0.7 million or 32.5% to approximately $2.8 million compared to combined interest expense in 2004, primarily due to interest attributable to the mortgage on the Crowne Plaza Jacksonville acquired in July 2005.

Income Tax Benefit. Income tax benefit for the year ended December 31, 2005 increased approximately $0.1 million or 42.6% compared to the combined income tax benefit in 2004. Income tax benefits result from taxable operating losses incurred by our TRS lessee. The taxable operating loss incurred by our TRS lessee for the year ended December 31, 2005 was greater than the loss incurred in the period from December 21, 2004 to December 31, 2004. The entities that owned the hotels in the accounting predecessor were limited liability companies and a limited liability partnership and, no income tax benefit or provision for income tax is included in the financial statements for such entities.

Discontinued Operations. Net loss from the operations of the Holiday Inn Downtown Williamsburg (net of minority interest and income tax benefit) improved by approximately $0.2 million or 63.1% to approximately $0.1 million compared to a loss of approximately $0.3 million in 2004. An increase in operating losses was offset by an elimination of interest expense as the mortgage on the property was paid off upon formation of the Company. In addition, we recognized an income tax benefit to our TRS lessee attributable to the hotel’s operations in 2005 whereas in 2004 the accounting predecessor, for reasons previously discussed, accounted for no income tax benefit.

Net Income(Loss). Net income for the year ended December 31, 2005 increased approximately $4.0 million to approximately $2.5 million from a loss of approximately $1.5 million in 2004 as a result of the operating results discussed above.

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2006 was approximately $10.8 million. We expect that the net cash provided by operations will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with federal income tax laws which require us make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain. We declared dividends of $0.17 per share (unit) paid on January 11, 2006, April 11, 2006, July 11, 2006, and October 11, 2006, which we funded out of working capital.

Investing Activities. We substantially completed renovations at three of our initial six hotels in fiscal year 2005. We renovated the Crowne Plaza Jacksonville in fiscal year 2006. During the year ended December 31, 2006, approximately $7.0 million was spent on renovations and capital improvements. Of that amount, approximately $1.9 million was funded from our capital improvement reserve.

On August 10, 2006, we sold the Holiday Inn Downtown Williamsburg for $4.75 million. We took back three promissory notes totaling $4.33 million from the purchaser and received the remainder of the purchase price in cash. The purchaser refinanced promissory notes in the amount of $2.63 million and $1.4 million in the first quarter 2007. We currently hold a 20-year promissory note bearing interest at 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule thereafter. The note is secured by the hotel and personal guarantees of affiliates of the purchaser. The sale yielded cash proceeds before refinance of the promissory notes of approximately $0.1 million.

On September 20, 2006, we purchased the 186-room Louisville Ramada Riverfront Inn in Jeffersonville, Indiana for approximately $7.7 million including transaction costs. We structured the purchase to meet the requirements of a Sec. 1031 like-kind exchange, enabling us to defer tax on all capital gains on the sale in August 2006 of the Williamsburg property. To facilitate the closing of the acquisition, we accessed approximately $7.6 million from the credit facility, and approximately $0.1 million in cash proceeds from the sale of the Williamsburg property.

These activities represent our cash flow used in investing activities for the year ended December 31, 2006 of approximately $12.7 million.

Financing Activities. For the year ended December 31, 2006, net cash provided by financing activities was approximately $2.8 million. During the course of the year we borrowed approximately $11.7 million to fund the purchase of the Louisville Ramada Riverfront Inn in Jeffersonville, Indiana, the costs of renovations at the Crowne Plaza Jacksonville that have not yet been reimbursed from the capital improvements reserve, and additional working capital. We incurred costs of approximately $0.6 million associated with the refinancing of our four-year revolving credit facility and made principal payments of approximately $1.1 million as required under various mortgage loan agreements. We also used approximately $7.2 million to make distributions to our unitholders and dividends to holders of our common stock.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of approximately $4.0 million, of which $2.6 million was in restricted reserve accounts and real estate tax escrows. Coincident with the purchase of the Crowne Plaza Jacksonville, we placed $3.0 million into a capital improvement reserve with Mercantile Safe Deposit and Trust Company, the mortgagor’s trustee. During the year ended December 31, 2006, approximately $1.9 million was expended from the reserve. On May 9, 2006, we replaced our existing $23.0 million secured line of credit with a revolving credit facility for up to $60.0 million. We expect the facility to be available to finance working capital, acquisitions of individual hotels as well as contributions to one or more joint ventures through which we would finance the acquisition of a portfolio of hotels. For a discussion of the new credit facility, please see Note 5, Credit Facility, to the Company’s consolidated financial statements provided in this report.

Our long-term liquidity needs will generally include the funding of future acquisitions and development activity, the retirement of mortgage debt and amounts outstanding under our secured credit facility, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

•	The issuance by the operating partnership of the Company and/or their subsidiary entities of secured and unsecured debt securities;

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties;

•	The issuance of additional shares of our common stock or preferred stock;

•	The issuance of additional units in the operating partnership;

•	The selective disposition of non-core assets; and

•

The sale or contribution of some of our wholly owned properties, development projects or development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions.

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

On September 13, 2005, the Company entered into an agreement to purchase an interest in a condominium hotel property in Hollywood, Florida that last operated as the Ambassador Resort. The seller has agreed to renovate the hotel and complete a condominium conversion. We have secured a franchise for the hotel. Closing of the transaction is contingent on a variety of factors. Purchase of the interest in the property and costs related to pre-opening expenses are expected to be incurred in the second quarter of fiscal 2007 and will total approximately $3.0 million. Such costs will be funded out of working capital.

In addition, under the terms of the agreement, as amended on September 25, 2006, we may be required by the developer to purchase a maximum of 100 un-sold condominium units on or before August 1, 2007 at a maximum price of $197,000 per unit subject to certain terms and conditions. In the event that the developer exercises his option, the purchase of additional units will be funded by additional borrowings on the credit facility.

On September 20, 2006, we purchased the Louisville Ramada Riverfront Inn in Jeffersonville, Indiana with the intention of renovating and re-branding the hotel. On February 23, 2007, we obtained a 15-year franchise license agreement with Starwood Hotels and Resorts to brand the property as a Sheraton hotel. Renovation costs are estimated at approximately $10.5 million and the property is expected to re-open in the first quarter 2008. Such costs will be funded by additional borrowings on the credit facility.

The franchise license for the Hilton Wilmington Riverside has been renewed and extended to March 2018. To comply with the re-licensing agreement, we must complete a property improvement plan (“PIP”). We estimate the cost of the required renovations to be approximately $10.0 million and anticipate the costs will be incurred between the first quarter 2007 and the first quarter 2008. The renovations will be funded initially by additional borrowings on the credit facility and subsequently through refinancing the existing mortgage.

The franchise license for the Hilton Savannah DeSoto Hotel expires in June 2008. In conjunction with the re-licensing agreement, we expect that we will be required to complete a PIP, however, the scope of required renovations has not been determined. We estimate the cost of renovations to range between $6.0 million and

$10.0 million and anticipate that the costs will be expended between the fourth quarter 2007 and the second quarter 2008. The renovations will be funded initially by additional borrowings on the credit facility and subsequently through refinancing the existing mortgage.

Mortgage Debt

We have approximately $41.6 million of outstanding debt. The following table sets forth the mortgage debt outstanding at December 31, 2006:

Property	Principal Balance as of December 31, 2006	Prepayment Penalties(1)		Interest Rate(2)	Maturity Date	Amortization Provisions
	(In thousands)
Hilton Savannah DeSoto	$9,685	yes		7.49%	Nov 2008	20 years
Hilton Wilmington Riverside	13,922	yes		8.22%	Mar 2008	20 years
Crowne Plaza Jacksonville	18,000		(3)	8.00%	Jul 2010	None

Total	$41,607

1	As of December 31, 2006 the prepayment penalty for the Hilton Savannah DeSoto was $0.4 million and the prepayment penalty for the Hilton Wilmington Riverside was $0.6 million. We expect that both mortgages may be refinanced during 2007.
2	Fixed rate.
3	The note may not be prepaid prior to July 2009.A prepayment may be made following that date without penalty.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands).

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage loans, including interest	$49,445	$4,436	$26,208	$18,801	$—
Revolving credit facility, including interest	19,225	1,191	2,382	15,652	—
Ground, building and office leases	2,213	352	641	606	614

Totals	$70,883	$5,979	$29,231	$35,059	$614

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

Distributions to Stockholders. We have elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to our stockholders of at least 90% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessee, and in turn, upon the management of our properties by our hotel manager. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS Lessee may retain any after-tax earnings.

Inflation

We generate revenues primarily from lease payments from our TRS Lessee and net income due to the operations of our TRS Lessee. Therefore, we rely primarily on the performance of our properties and the ability of our hotel manager to increase revenues and keep pace with inflation.

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures at some or all of our hotels may limit the ability of our management company to raise room rates.

Seasonality

The operations of our properties historically have been seasonal. The periods from mid-November through mid-February are traditionally slow. The months of March and April are traditionally strong, as is October. The remaining months are generally good, but are subject to the weather and can vary significantly.

Geographic Concentration

Our hotels are located in North Carolina, Georgia, Maryland, Pennsylvania, Florida and Indiana (upon the re-opening of the property as the Sheraton Riverside Louisville).

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

There have been no charges for impairment recorded in 2006, 2005 or 2004.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2006. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning January 1, 2007. We do not believe adoption will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. We do not believe adoption will have a material impact on our results of operations or financial position.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 became effective for reporting periods beginning after December 15, 2005. We adopted FSP FAS 115-1 in the second quarter of fiscal 2006. The adoption of FSP FAS 115-1 did not have a material impact on our consolidated results or financial condition.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”). FSP FAS 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The adoption of FSP FAS 123(R)-3 did not have a material impact on our consolidated results or financial condition.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 became effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have a material impact on our results of operations or financial condition.

In February 2005, the FASB issued Emerging Issues Task Force Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The adoption of EITF 03-13 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R became effective as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. We have adopted SFAS 123R. For a discussion of the impact of such adoption, please see the Stock-based Compensation section of Note 2, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements provided in this report.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our revolving credit facility with BB&T required us to hedge at least one-half of the total commitment with an interest-rate swap, which we executed on August 8, 2006 on a notional amount of $30.0 million. As of December 31, 2006, derivative contracts with a fair value of approximately $409,000 were included in accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars, swaps, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2006, we had approximately $41.6 million of fixed-rate long-term debt and $15.2 million of variable-rate debt. The weighted average interest rate on the fixed-rate long-term debt was 7.95%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the revolving credit facility and the $30.0 million notional amount of the interest-rate swap executed August 8, 2006. Assuming that the amount outstanding under our credit facility remains at $15.2 million, the balance at December 31, 2006, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be $148,000.

As of December 31, 2005, we had approximately $42.7 million of fixed-rate long-term debt and $3.5 million of variable-rate debt. The weighted average interest rate on the fixed-rate long-term debt was 7.95%.

Item 8. Financial Statements and Supplementary Data

MHI HOSPITALITY CORPORATION

AS OF DECEMBER 31, 2006 AND 2005

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	51

Balance Sheets for MHI Hospitality Corporation as of December 31, 2006 and 2005	52

Statements of Operations for MHI Hospitality Corporation for the years ended December 31, 2006 and 2005 and the period from December 21, 2004 to December 31, 2004 and for the Predecessor for the period from January 1, 2004 to December 20, 2004	53

Statement of Owners’ Equity for MHI Hospitality Corporation for the years ended December 31, 2006 and 2005 and the period from December 21, 2004 to December 31, 2004 and for the Predecessor for the period from January 1, 2004 to December 20, 2004	54

Statements of Cash Flows for MHI Hospitality Corporation for the years ended December 31, 2006 and 2005 and the period from December 21, 2004 to December 31, 2004 and for the Predecessor for the period from January 1, 2004 to December 20, 2004	55

Notes to Consolidated and Combined Financial Statements	56

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2006	74

Schedule IV—Mortgage Loans and Interest Earned on Real Estate as of December 31, 2006	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MHI Hospitality Corporation

Williamsburg, Virginia

We have audited the accompanying consolidated balance sheets of MHI Hospitality Corporation and subsidiaries (Successor) as of December 31, 2006 and 2005, the related consolidated statements of operations, owners’ equity, and cash flows for the years ended December 31, 2006 and 2005 and the period from December 21, 2004 to December 31, 2004 (Successor Periods), and the related combined statements of operations, owners’ equity and cash flows of MHI Hotel Services Group (Predecessor) for the period from January 1, 2004 to December 20, 2004 (Predecessor Period). In connection with our audits of the consolidated financial statements of the Successor, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated and combined financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of MHI Hospitality Corporation and subsidiaries as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the Successor Periods in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, the aforementioned Predecessor combined financial statements present fairly, in all material respects, the results of operations and cash flows of MHI Hotels Services Group for the Predecessor Period, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PKF Witt Mares, PLC

PKF Witt Mares, PLC

Williamsburg, Virginia

March 19, 2007

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	MHI Hospitality December 31, 2006	MHI Hospitality December 31, 2005
ASSETS
Investment in hotel properties, net	$111,416,404	$101,583,250
Cash and cash equivalents	1,445,491	501,810
Restricted cash	2,522,234	4,330,981
Accounts receivable	2,143,426	2,095,193
Accounts receivable-affiliate	195,859	242,362
Prepaid expenses, inventory and other assets	1,979,371	1,917,038
Assets held for sale	—	4,451,912
Notes receivable	4,430,000	—
Shell Island lease purchase, net	2,676,470	3,088,235
Deferred financing costs, net	793,558	175,142

TOTAL ASSETS	$127,602,813	$118,385,923

LIABILITIES
Line of credit	$15,228,232	$3,500,000
Mortgage loans	41,607,099	42,686,943
Accounts payable and accrued liabilities	5,429,990	5,106,882
Dividends and distributions payable	1,805,333	1,803,973
Advance deposits	509,084	266,657

TOTAL LIABILITIES	64,579,738	53,364,455

Minority Interest in Operating Partnership	21,001,287	21,805,572

Commitments and contingencies (see Note 9)

OWNERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,712,000 shares and 6,704,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	67,120	67,040
Additional paid in capital	47,947,267	47,760,347
Accumulated deficit	(5,992,599)	(4,611,491)

TOTAL OWNERS’ EQUITY	42,021,788	43,215,896

TOTAL LIABILITIES AND OWNERS’ EQUITY	$127,602,813	$118,385,923

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	MHI Hospitality Year ended December 31, 2006	MHI Hospitality Year ended December 31, 2005	MHI Hospitality Period From December 21, 2004 to December 31, 2004	The Predecessor Period From January 1, 2004 to December 20, 2004
REVENUE
Rooms department	$43,902,272	$36,125,187	$410,642	$14,892,502
Food and beverage department	19,140,975	16,449,821	185,104	7,466,680
Other operating departments	4,198,550	2,598,546	28,657	835,510

Total revenue	67,241,797	55,173,554	624,403	23,194,692

EXPENSES
Hotel operating expenses
Rooms department	12,105,920	9,957,696	135,434	3,675,456
Food and beverage department	13,006,643	11,361,380	180,212	5,105,486
Other operating departments	868,631	728,234	10,174	413,493
Indirect	24,230,330	20,333,108	579,178	8,427,965

Total hotel operating expenses	50,211,524	42,380,418	904,998	17,622,400

Depreciation and amortization	4,916,721	4,071,774	124,504	1,515,228
Corporate general and administrative
Startup costs	—	—	722,550	—
Management restructuring fee	—	—	2,000,000	—
Other	2,591,180	2,071,646	1,080,068	—

Total operating expenses	57,719,425	48,523,838	4,832,120	19,137,628

NET OPERATING INCOME (LOSS)	9,522,372	6,649,716	(4,207,717)	4,057,064

Other income (expense)
Interest expense	(4,261,422)	(2,802,230)	(57,437)	(2,057,828)
Interest income	253,954	126,741	340	1,753
Unrealized (loss) on hedging activities	(176,729)	—	—	—
Gain (Loss) on disposal of assets	48,853	(235,378)	—	—
Loss from minority interests	—	—	—	(90,877)

Net income (loss) before minority interest in operating partnership and income taxes	5,387,028	3,738,849	(4,264,814)	1,910,112
Minority interest in predecessor company	—	—	—	(663,011)
Minority interest in operating partnership	(1,889,387)	(1,407,268)	1,587,550	—
Income tax (provision) benefit	(253,966)	257,218	180,413	—

Net income (loss) from continuing operations	3,243,675	2,588,799	(2,496,851)	1,247,101
Net income (loss) from discontinued operations, net	(62,663)	(107,348)	(37,371)	(253,823)

NET INCOME (LOSS)	$3,181,012	$2,481,451	$(2,534,222)	$993,278

Continuing operations per share
Basic	$0.48	$0.39	$(0.41)	—
Diluted	$0.48	$0.39	$(0.41)	—
Discontinued operations per share
Basic	$(0.01)	$(0.02)	$(0.01)	—
Diluted	$(0.01)	$(0.02)	$(0.01)	—
Net income (loss) per share
Basic	$0.47	$0.37	$(0.42)	—
Diluted	$0.47	$0.37	$(0.42)	—
Weighted average number of shares outstanding
Basic	6,708,526	6,667,562	6,004,000	—
Diluted	6,775,775	6,667,562	6,004,000	—

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENT OF OWNERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
The Predecessor
Balances at December 31, 2003	—	—	—	$(1,645,873)	$(1,645,873)
Net profit	—	—	—	993,278	993,278
Distributions to owners	—	—	—	(1,349,250)	(1,349,250)

Balances at December 20, 2004	—	$—	$—	$(2,001,845)	$(2,001,845)

MHI Hospitality Corporation
Formations Transactions on December 21, 2004
Sale of common shares in connection with Initial public offering	6,000,000	$60,000	$59,940,000	$—	$60,000,000
Issuance of shares to directors	4,000	40	(40)	—	—
Underwriters fees, offering expenses and Issuance costs related to initial offering	—	—	(5,192,627)	—	(5,192,627)
Establish minority interest in operating partnership	—	—	(12,525,838)	—	(12,525,838)

Balances at December 21, 2004	6,004,000	60,040	42,221,495	—	42,281,535
Net loss	—	—	—	(2,534,222)	(2,534,222)

Balances at December 31, 2004	6,004,000	60,040	42,221,495	(2,534,222)	39,747,313
Sale of common shares in connection with over-allotment of initial public offering	700,000	7,000	6,993,000	—	7,000,000
Underwriters fees, offering expenses and issuance costs related to over- allotment	—	—	(490,000)	—	(490,000)
Adjustment to minority interest in operating partnership	—	—	(964,148)	—	(964,148)
Net Income	—	—	—	2,481,451	2,481,451
Dividends declared	—	—	—	(4,558,720)	(4,558,720)

Balances at December 31, 2005	6,704,000	67,040	47,760,347	(4,611,491)	43,215,896
Net Income	—	—	—	3,181,012	3,181,012
Issuance of restricted common stock awards	8,000	80	72,920	—	73,000
Amortization of deferred stock grants	—	—	114,000	—	114,000
Dividends declared	—	—	—	(4,562,120)	(4,562,120)

Balances at December 31, 2006	6,712,000	$67,120	$47,947,267	$(5,992,599)	$42,021,788

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	MHI Hospitality Year ended December 31, 2006	MHI Hospitality Year ended December 31, 2005	MHI Hospitality Period From December 21, 2004 to December 31, 2004	The Predecessor Period From January 1, 2004 to December 20, 2004
Cash flows from operating activities:
Net income (loss)	$3,181,012	$2,481,451	$(2,534,222)	$993,278
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,053,589	4,309,575	172,899	1,714,734
(Gain) loss on disposal of assets	(48,853)	235,378	—	—
Unrealized (loss) on hedging activities	176,729	—	—	—
Amortization of deferred financing costs	236,309	77,436	1,186	38,918
Charges related to equity-based compensation	187,000	—	—	—
Equity in net loss of partnership investments	—	—	—	90,877
Minority interest in operating partnership/ predecessor	1,852,888	1,436,064	(1,611,311)	595,539
Changes in assets and liabilities:
Restricted cash	104,650	(693,354)	—	90,825
Accounts receivable	(48,233)	(934,034)	(413,689)	(220,034)
Inventory, prepaid expenses and other assets	(54,720)	(390,789)	(1,328,243)	(152,422)
Accounts payable and accrued liabilities	(85,596)	(70,300)	2,606,641	(135,627)
Advance deposits	242,427	(69,645)	126,092	82,522
Due from affiliates	46,503	57,854	—	—

Net cash provided by (used in) operating activities	10,843,705	6,439,636	(2,980,647)	3,098,610

Cash flows from investing activities:
Acquisition of hotel properties	(7,736,380)	(3,693,998)	(54,620,919)	—
Acquisition of leasehold interest	—	—	(3,500,000)	—
Improvements and additions to hotel properties	(6,998,616)	(9,066,315)	—	(927,689)
Contribution to restricted capital improvement reserve	—	(3,000,000)	—	—
Reimbursements from capital improvement reserve	1,881,139	—	—	—
Proceeds from sale of hotel properties	146,128	—	—	—
Capital contributions to unconsolidated investments	—	—	—	(60,000)
Distributions from unconsolidated investments	—	—	—	95,389

Net cash used in investing activities	(12,707,729)	(15,760,313)	(58,120,919)	(892,300)

Cash flows from financing activities:
Proceeds from sale of common stock	—	7,000,000	60,000,000	—
Payment of issuance costs related to sale of common stock	—	(490,000)	(5,192,627)	—
Members’ capital contributed	—	—	13,470,248	60,000
Members’ capital distributed	—	—	—	(2,462,169)
Minority partner distributions	(2,657,173)	(1,962,085)	—	—
Dividends paid	(4,560,760)	(3,419,040)	—	—
(Payments on) proceeds of related party loans	—	(2,000,000)	1,138,298	(431,360)
Proceeds from line of credit	11,728,232	3,500,000	—	2,000,000
Payment of deferred financing costs	(622,751)	(54,496)	—	—
Payment of mortgage loans	(1,079,843)	(1,066,245)	—	(1,292,311)

Net cash provided by (used in) financing activities	2,807,705	1,508,134	69,415,919	(2,125,840)

Net increase (decrease) in cash and cash equivalents	943,681	(7,812,543)	8,314,353	80,470
Cash and cash equivalents at the beginning of the period	501,810	8,314,353	—	67,365

Cash and cash equivalents at the end of the period	$1,445,491	$501,810	$8,314,353	147,835

Supplemental disclosures:
Cash paid during the period for interest	$4,104,236	$2,612,197	$2,804	$2,228,427

Cash paid during the period for income taxes	$326,051	$—	$—	$—

Non-cash investing and financing activities:
Seller’s note on purchase of Jacksonville Hilton	$—	$18,000,000	$—	$—

Issuance of units in operating partnership on purchase of Jacksonville Hilton	$—	$913,482	$—	$—

Seller’s note on sale of Holiday Inn Downtown Williamsburg	$4,430,000	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service upscale and mid-scale hotels located in primary and secondary markets in the Mid-Atlantic and Southeastern regions of the United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza and Holiday Inn. The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). The Company utilized part of its net proceeds to repay approximately $25.0 million of mortgage indebtedness secured by the initial properties and paid an additional $16.9 million in cash related to the acquisition of the properties. The Company had approximately $12.9 million available in cash immediately following its formation.

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

In December 2004 and January 2005, the Company contributed all of the net proceeds from the IPO and the exercise of the underwriters’ over-allotment option to MHI Hospitality, L.P., a Delaware limited partnership (the “Operating Partnership”), in exchange for general and limited partnership interests in the Operating Partnership which approximated 63.7% as of January 19, 2005. The Operating Partnership used approximately $42.1 million of the net proceeds from the Company, along with 3,817,036 units of limited partnership interest, to acquire all of the equity interests in the entities that own or lease the initial properties.

On July 22, 2005, the Company acquired the Crowne Plaza Jacksonville (formerly, the Hilton Jacksonville Riverfront Hotel) in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company (“Mercantile”) acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser. Pursuant to the terms of a Purchase Sale and Contribution Agreement dated May 20, 2005, MHI Hotels, LLC (“MHI Hotels”), an affiliate of MHI Hotels Services, LLC (“MHI Hotels Services”), contributed furniture, fixtures and equipment used in the operation of the Hotel and assigned all other rights relating to the property to the purchaser in exchange for 90,570 units in the Operating Partnership valued at approximately $913,000.

On May 9, 2006, the Company closed on a senior secured revolving credit facility for up to $60 million, which was syndicated by Branch Banking & Trust Company (“BB&T”). The facility replaced an existing $23 million facility with BB&T and will be used to fund acquisitions and working capital.

On August 10, 2006, the Company sold the Holiday Inn Downtown, in Williamsburg, VA for $4.75 million. The Company agreed to take back three promissory notes that totaled $4.33 million from the purchaser and received the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million, $1.4 million and $0.4 million will mature on August 31, 2007 with interest-only payments due monthly bearing rates of 8.0%, 8.5% and 8.0%, respectively. The Company has committed to substitute the third promissory note for a $0.4 million 20-year promissory note bearing interest at 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule thereafter if the purchaser refinances the first

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

two promissory notes prior to maturity. The promissory notes are secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser.

On September 20, 2006, the Company purchased the 186-room Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The hotel is located directly on the Ohio River, with unimpeded views of the Louisville skyline, and easy access to the center of downtown Louisville. The Company has closed the hotel to begin extensive renovations and plans to re-open the hotel as a Sheraton in the first quarter of 2008. The purchase was structured to meet the requirements of an Internal Revenue Code Sec. 1031 like-kind exchange, enabling the company to defer tax on all capital gains on the sale in August of its Williamsburg property. To facilitate the closing of the acquisition, MHI accessed approximately $7.6 million from its line of credit, and approximately $0.1 million in cash proceeds from the sale of its Williamsburg property.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 63.2% by the Company as of December 31, 2006, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation beginning with its commencement of operations on December 21, 2004. Prior to December 21, 2004, this report includes the financial statements of MHI Hotels Services Group (“MHI HSG”), which is not a legal entity, but rather a combination of three hotels that were owned by various limited liability companies and a limited liability partnership that were controlled by affiliates of MHI Hotels Services all of which were acquired by the Company concurrent with the completion of the IPO on December 21, 2004. MHI HSG is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of the predecessor for the periods prior to the Company’s commencement of operations. The predecessor statements of operations and cash flows for the period from January 1, 2004 through December 20, 2004 include the operations of MHI HSG on a historical cost basis.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash—Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with MMA Realty Capital, Inc. (“MMA”, formerly The Mutual of New York Life Insurance Company). MMA holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. In addition, restricted cash includes the unexpended balance of a $3.0 million capital improvement reserve account for the Crowne Plaza Jacksonville administered by Mercantile.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

Assets Held For Sale and Discontinued Operations—The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. The related operations of assets held for sale are reported as discontinued if 1) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, 2) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and 3) the Company will not have any significant continuing involvement subsequent to the disposal.

Derivative Instruments—The Company accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). Under SFAS 133, all derivative instruments are required to be reflected as assets or liabilities on the balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings. The Company does not enter into derivative instruments for speculative trading purposes.

At December 31, 2006, the Company’s interest-rate swap agreement had an estimated fair value of $(408,702) and is included in accounts payable and other accrued liabilities.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Inventories—Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees—Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2006 and 2005 were $184,812 and $208,308, respectively. Amortization expense for the years ended December 31, 2006 and 2005 were $29,891 and $25,087, respectively and $59 for the period from December 21, 2004 through December 31, 2004. For the period from January 1, 2004 through December 20, 2004, amortization expense was $82,883.

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

Income Taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to MHI TRS the Company’s wholly owned taxable REIT subsidiary. MHI TRS, which leases the Company’s hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

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

Stock-based Compensation—The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted (non-vested) stock and performance share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 81,000 shares including 69,000 shares granted under deferred stock awards to its executives, 4,000 restricted shares issued to certain employees, and 8,000 restricted shares issued to its directors. Of the 69,000 shares granted under deferred

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

stock awards, 60,000 shares vest over five years and 9,000 shares vested at the end of 2006. Regarding the restricted shares awarded to the Company’s directors and certain employees, the shares vest immediately and represent compensation for the previous year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of December 31, 2006, no performance-based stock awards have been issued. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan for the years ended December 31, 2006 and 2005 was $114,000 and $123,500, respectively.

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

Reclassifications—Certain reclassifications have been made to the predecessor financial statements to conform to the Company’s presentation as well as the Company’s prior period balances to conform to the current period presentation.

New Accounting Pronouncements—In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning January 1, 2007. The Company does not believe adoption will have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The Company does not believe adoption will have a material impact on the Company’s results of operations or financial position.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 became effective for reporting periods beginning after December 15, 2005. We adopted FSP FAS 115-1 in the second quarter of fiscal 2006. The adoptions of FSP FAS 115-1 did not have a material impact on the Company’s consolidated results or financial condition.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”). FSP FAS 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The adoption of FSP FAS 123(R)3 did not have a material impact on the Company’s consolidated results or financial condition.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period- specific effects or the cumulative effect of the change. SFAS 154 became effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations or financial condition.

In February 2005, the FASB issued Emerging Issues Task Force Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The adoption of EITF 03-13 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R became effective as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. The Company has adopted the provisions of SFAS 123R effective January 1, 2006.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

3. Acquisition of Hotel Properties

Louisville Acquisition. On September 20, 2006, the Company purchased the Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The allocation of the purchase price to the acquired assets based on their fair values was as follows (in thousands):

Louisville Ramada Riverfront Inn
Land	$782
Buildings	6,891
Furniture and equipment	63

$7,736

Jacksonville Acquisition. On July 22, 2005, the Company acquired the Crowne Plaza Jacksonville in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust, for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser.

The allocation of the purchase price to the acquired assets based on their fair values was as follows (in thousands):

Crowne Plaza Jacksonville
Land and land improvements	$6,892
Buildings and improvements	14,195
Furniture, fixtures and equipment	913

$22,000

The results of operations are included in the Company’s consolidated statements of operations from the date of acquisition of this hotel. The following pro forma financial information presents the results of operations of the Company for the year ended December 31, 2005 and 2004 as if the Crowne Plaza Jacksonville acquisition, as well as the hotels acquired in 2004, had taken place on January 1, 2004. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2004, or of future results of operations (in thousands, except per share data).

	Year Ended December 31, 2005	Year Ended December 31, 2004
Pro forma revenues	$62,490	$59,601
Pro forma operating expenses	54,971	53,046
Pro forma net operating income	7,519	6,555
Pro forma net income	2,721	2,228
Pro forma earnings per share	0.41	0.37
Pro forma common shares	6,704	6,004

Formation Acquisitions. On December 21, 2004, following the completion of the IPO, the Company acquired 100% of the equity interests in Capital Hotel Associates, LP, LLP, Brownestone Partners, LLC, and

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Savannah Hotel Associates, LLC. The members of the MHI Hotels Services Group had a 94.75% interest in Capitol Hotel Associates, LP, LLP, a 50% interest in Brownestone Partners, LLC, and an 80% interest in Savannah Hotel Associates, LLC. Philadelphia Hotel Associates, LLC was established to purchase the Hilton Philadelphia Airport for cash, units and the assumption of debt, and Laurel Hotel Associates, LLC was established to purchase the Holiday Inn Laurel West (formerly, the Best Western Maryland Inn) for cash. MHI Hotel Services Group had a 25% interest in Accord, LLC, the owner of the Maryland Inn. The equity interests in Capitol Hotel Associates, LP, LLP, Brownestone Partners, LLC, and Savannah Hotel Associates, LLC were acquired from MHI Hotels Services Group, in exchange for Operating Partnership units and have been accounted for as a reorganization of entities under common control and recorded at MHI Hotels Services Group’s historical cost basis. The remaining equity interests in Brownestone Partners, LLC, Savannah Hotel Associates, LLC, and Capitol Hotel Associates, LLC acquired from third parties have been accounted for as acquisitions of minority interests and recorded at fair value. The 25% ownership interest in the Maryland Inn owned by MHI Hotels Services Group was recorded at historical costs as well. The promoters of this offering were Andrew Sims and William Zaiser, former officers and directors of MHI Hotels Services.

MHI Hospitality Corporation has an agreement with MHI Hotels, LLC and MHI Hotels Two, Inc. to sublease the common area of the condominium located at Wrightsville Beach, North Carolina to such entities through June 2013.

Capitol Hotel Associates, LP, LLP which owned the Holiday Inn downtown Williamsburg, a 136-room full-service hotel located in Williamsburg, Virginia, and the Wilmington Riverside Hilton, a 276-room full-service hotel located in Wilmington, North Carolina, was acquired for approximately $30.7 million, which included the repayment of a mortgage loan, that encumbered the Williamsburg hotel property of approximately $3.1 million, the assumption of a mortgage loan, that encumbers the Wilmington property for approximately $15 million and the issuance of 1,259,676 Operating Partnership units to MHI Hotels Services, valued at approximately $12.6 million.

Brownestone Partners, LLC, which owns the 187-room Holiday Inn Brownstone, Raleigh Downtown, a full-service hotel located in Raleigh, North Carolina, was acquired for approximately $9.3 million, which included payment of cash in the amount of $1 million, the repayment of a mortgage loan that encumbered the hotel property of approximately $4.7 million, extinguishing construction debt of $2.0 million, and issuance of 159,612 Operating Partnership units to MHI Hotels Services and the third-party member, respectively, valued at approximately $1.6 million.

Savannah Hotel Associates, LLC which owns the 246-room Savannah DeSoto Hilton full-service hotel located in Savannah, Georgia was acquired for approximately, $27.3 million, which included the assumption of a mortgage loan that encumbered the hotel property of approximately $10.6 million and issuance of 1,665,494 Operating Partnership units to MHI Hotels Services and the third-party member, respectively, valued at approximately $16.7 million.

Philadelphia Hotel Associates, LP which owns the 331-room Philadelphia Airport Hilton full-service hotel located in Philadelphia, Pennsylvania was acquired for approximately $26.1 million, which included payment of cash in the amount of $2.5 million, the repayment of a mortgage loan that encumbered the hotel property of approximately $15.3 million, transfer costs of approximately $1.0 million and the issuance of 732,254 Operating Partnership units to the third-party member valued at approximately $7.3 million

Laurel Hotel Associates, LLC which owns the 207-room Holiday Inn Laurel West (formerly the Best Western Maryland Inn Laurel), a full-service hotel located in Laurel, Maryland, was acquired for approximately

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31, 2004	Year Ended December 31, 2003
Pro forma revenues	$47,788	$44,579
Pro forma operating expenses	45,969	40,417
Pro forma net operating income	1,819	4,162
Pro forma net income (loss)	(1,928)	(1,042)
Pro forma earnings (loss) per share	(0.32)	(0.17)
Pro forma common shares	6,004	6,004

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	MHI Hospitality Corporation December 31, 2006	MHI Hospitality Corporation December 31, 2005
Land and land improvements	$13,363	$12,513
Buildings and improvements	98,130	86,399
Furniture, fixtures and equipment	20,751	19,629

	132,244	118,541
Less: accumulated depreciation	(20,828)	(16,958)

	$111,416	$101,583

5. Credit Facility

As of December 31, 2006, the Company had a secured, revolving credit facility with a financial institution that enabled the Company to borrow up to $60 million, subject to borrowing base and loan-to-value limitations, with a syndicated bank group comprising of Branch Banking & Trust Company (BB&T), Key Bank National Association, Regions Bank and Manufacturers and Traders Trust Company. The credit facility was established during second quarter of 2006 and replaced a $23 million secured, revolving credit facility with BB&T. The Company had borrowings of $15,228,232 and $3,500,000 at December 31, 2006 and December 31, 2005, respectively.

The credit facility matures during May 2010 and bears interest at a floating rate of LIBOR plus additional interest ranging from 2.0% to 2.5%. On December 31, 2006, LIBOR was 5.322%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The revolving line of credit facility includes an uncommitted accordion facility, pursuant to which the Company may be able to increase the total commitment under the revolving line of credit facility up to $75 million. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The credit facility is secured by the Holiday Inn Brownstone and the Hilton Philadelphia Airport, and a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At December 31, 2006, the two properties had a net carrying value of approximately $35.2 million. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. As of December 31, 2006 and December 31, 2005, the Company was in compliance with all of the required covenants.

6. Mortgage Debt

Upon its formation, the Company assumed existing mortgage debt with MMA Realty Capital, Inc. that was in place on two of the initial properties.

On September 25, 1998, Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Savannah DeSoto Hilton hotel and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 7.49%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of December 31, 2006 and December 31, 2005 was $9,695,090 and $10,175,989, respectively.

On February 12, 1998 Capitol Hotel Associates, LP, LLP obtained a mortgage loan in the amount of $13.0 million to refinance the mortgage at the Hilton Wilmington Riverside hotel. On October 19, 1999, Capitol Hotel Associates, LP, LLP obtained a promissory note in the amount of $4.25 million upon completion of construction of renovations. The debt was consolidated into one instrument and is secured by the Wilmington Riverside Hilton hotel and its maturity date is March 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments and interest payments amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 8.22%. Capitol Hotel Associates, LP, LLP recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of December 31, 2006 and December 31, 2005 was $13,922,010 and $14,510,954, respectively.

On July 22, 2005, the Company purchased the Crowne Plaza Jacksonville in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22.0 million. The Trust, for which Mercantile Safe Deposit and Trust Company (“Mercantile”) acts as trustee, financed a portion of the purchase price by extending an $18.0 million mortgage loan (the “Loan”) to the purchaser. The loan, which is secured by a lien against all the assets, rents and profits of the hotel as well as the real property, bears interest at the rate of 8.0% payable monthly during the term and matures in July 2010. Pre-payment penalties apply toward any principal of the loan repaid before the fifth year of the term.

Total debt maturities as of December 31, 2006 were as follows ($000s):

December 31, 2007	$1,168
December 31, 2008	22,439
December 31, 2009	—
December 31, 2010	18,000

Total	$41,607

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases—The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2006 and 2005 was $43,180 and $38,487, respectively. Rent expense for the period ended December 21, 2004 was $37,548.

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

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For the year ended December 31, 2006 rent expense was $82,564. For the year ended December 31, 2005 and the period ended December 21, 2004, rent expense was $76,104.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for the year ended December 31, 2006 and 2005 was $168,603 and 155,603, respectively.

The Company leases approximately 1,700 square feet of office space in Williamsburg, Virginia under a two-year lease that expires August 31, 2008. There is a renewal option for one additional year. For the year ended December 31, 2006 rent expense was $13,860.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2007. Rent expense for the year ended December 31, 2006 and 2005 was $4,638 and $2,100, respectively.

A schedule of minimum future lease payments is as follows:

2007	$351,472
2008	334,520
2009	306,800
2010	306,800
2011	299,603
2012 and thereafter	613,721

Total	$2,212,916

Purchase Agreement—On September 13, 2005, the Company entered into an agreement to purchase the commercial space of a condominium project in Hollywood, Florida, last operated as the Ambassador Resort. The agreement, as amended, requires the Company to purchase the common space within the condominium, as well as two additional condominium units, for $1.35 million. The developer of the property is completing a condominium conversion after which time the Company’s TRS Lessee intends to retain MHI Hotels Services to operate the hotel. The Company may also be required by the developer to purchase a maximum of 100 additional condominium units on or before August 1, 2007 at a maximum price of $197,000 per unit pursuant to certain terms and conditions.

Management Agreement—Each of the seven hotels that the Company owned at December 31, 2006 operate under a ten-year master management agreement with MHI Hotels Services which expires between December 2014 and July 2015 (see Note 9).

Franchise Agreements—As of December 31, 2006, the Company’s seven hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

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

Pursuant to the terms of the mortgage on the Crowne Plaza Jacksonville, the Company is required to contribute 5% of gross revenues to a property improvement fund commencing with the completion of the renovations at the property.

Litigation—The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

8. Capital Stock

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

On December 21, 2004, the Company completed its IPO and sold 6,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $60 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. On December 31, 2004 the Company issued 4,000 shares of common stock to its independent directors. On January 19, 2005, the Company sold an additional 700,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $6.5 million. The total net proceeds generated from the IPO and the underwriters’ over-allotment was approximately $61.3 million. In June 2006, the Company issued 8,000 shares of restricted common stock to its independent directors and non-executive employees. As of December 31, 2006, the Company had 6,712,000 shares of common stock outstanding.

Warrants—The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares—The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2006, there were no shares of preferred stock outstanding.

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2006, the total number of Operating Partnership units outstanding was 3,907,606.

9. Related Party Transactions

The third-party members of Savannah Hotel Associates were the Celia Krichman Charitable Trust and the Celia Krichman Revocable Trust. The third-party member of Brownestone Partners, LLC was MAVIS, LLC. On

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 21, 2004, following the completion of the IPO, the Company issued 333,199 Operating Partnership units to the third-party members in exchange for their equity interests in the two entities.

As of December 31, 2006 and December 31, 2005, the members of MHI Hotels Services owned 0.0% of the Company’s outstanding common stock and 2,388,669 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable—At December 31, 2006 and December 31, 2005, the Company was due $195,859 and $242,362, respectively, from MHI Hotels Services.

Note Payable Related Party—On May 11, 2005, the Company repaid its indebtedness of $2,000,000 to MHI Hotels Services.

Shell Island Sublease—The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the years ended December 31, 2006 and December 31, 2005, the Company earned $640,000 per year in leasehold revenue.

Sublease of Office Space—The Company subleases office space in Greenbelt, MD from MHI Hotels Services. For the years ended December 31, 2006 and December 31, 2005, rent expense related to the sublease totaled $38,010 and $31,050, respectively.

Strategic Alliance Agreement—On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements—Each of the seven hotels that the Company owned at December 31, 2006 are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and July 2015. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels is 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

For the years ended December 31, 2006 and December 31, 2005, the Company paid MHI Hotels Services approximately $1.77 million and $1.26 million in management fees, respectively. For the period from December 21, 2004 through December 31, 2004, the Company paid MHI Hotels Services approximately $0.013 million in management fees. For the period from January 1, 2004 through December 20, 2004, Capitol Hotel Associates LP, LLP and Savannah Hotel Associates, LLC paid MHI Hotels Services approximately $0.96 million in management fees.

Acquisition of Hotel Properties—The members of MHI Hotels Services had an equity interest in Capital Hotel Associates LP, LLP; Brownestone Partners, LLC and Savannah Hotel Associates, LLC which were three

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

of the five entities that the Company acquired on December 21, 2004. The Company issued 2,298,100 Operating Partnership units to the members of MHI Hotels Services in exchange for its equity interests in the three entities.

Acquisition of Hotel Furniture and Equipment—Upon acquisition of the Crowne Plaza Jacksonville on July 22, 2005, an affiliate of MHI Hotels Services contributed furniture, fixtures and equipment used in the operation of the Hotel and assigned all other rights relating to the property to the purchase in exchange for 90,570 units in the operating partnership, MHI Hospitality L.P. (the “Operating Partnership”), valued at approximately $913,000.

Employee Medical Benefits—The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. For the years ended December 31, 2006 and December 31, 2005, the Company paid $69,767 and $36,875, respectively, for benefits.

Construction Management Services—The Company has engaged MHI Hotels Services to manage the renovations of the Hilton Philadelphia Airport, the Crowne Plaza Jacksonville, and the newly acquired property in Jeffersonville, Indiana. For the years ended December 31, 2006 and December 31, 2005, the Company paid $312,000 and $70,000, respectively, in construction management fees.

Charter Vessel Rental—The Company leases the “Jacksonville Princess”, a charter vessel docked adjacent to the Crowne Plaza Jacksonville from MHI Hotels, Inc., an affiliate of MHI Hotels Services on an event-by-event basis for guests of the hotel. Charter rentals for the years ended December 31, 2006 and December 31, 2005 were $137,119 and $68,008, respectively.

10. Retirements Plans

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provision which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provisions. Company contributions to the plan for the period ended December 31, 2006 were $32,623.

11. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2006 and December 31, 2005 are as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005
Current:
Federal	$—	$—
State and local	441	—

	441	—

Deferred:
Federal	(266)	(393)
State and local	(69)	(115)

	(335)	(508)

	$106	$(508)

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax expense to the Company’s provision for (benefit from) income tax is as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005
Statutory federal income tax expense	$1,748	$1,159
Effect of non-taxable REIT income	(2,014)	(1,552)
State income tax provision	372	(115)

	$106	$(508)

As of December 31, 2006 and December 31, 2005, the Company had a net deferred tax asset of approximately $1.04 million and $0.71 million, respectively, primarily due to past years’ net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized. The Company believes that is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

The entities comprising MHI Hotels Services Group operated as limited liability companies or limited liability partnerships and, as a result, were not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

12. Discontinued Operations

The provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, require that hotels sold or held for sale be treated as discontinued operations.

On June 20, 2006, the Company announced it had entered into a definitive agreement to sell the Holiday Inn Downtown, in Williamsburg, VA. The transaction closed on August 10, 2006. The results of operations of the property for the years ended December 31, 2006 and 2005 have been classified or reclassified as discontinued operations. After transaction costs, a gain of approximately $108,800 was recognized on the sale of the property.

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The results of operations for the property for the years ended December 31, 2006 and 2005 were as follows:

	MHI Hospitality			The Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	Period From December 21, 2004 to December 31, 2004	Period From January 1, 2004 to December 20, 2004
Revenue
Rooms department	$1,304,020	$1,918,146	$27,961	$1,966,913
Food and beverage department	456,148	712,831	6,505	656,626
Other operating departments	36,092	51,029	289	53,634

Total revenue	1,796,260	2,682,006	34,755	2,677,173
Expenses
Hotel operating expenses
Rooms department	513,729	660,012	20,946	661,248
Food and beverage department	471,662	709,644	16,605	662,411
Other operating departments	25,296	55,921	—	40,544
Indirect	895,874	1,348,058	29,528	1,264,160

Total hotel operating expenses	1,906,561	2,773,635	67,079	2,628,363
Depreciation and amortization	136,869	237,801	48,395	199,506

Total operating expenses	2,043,430	3,011,436	115,474	2,827,869

Net operating income (loss)	(247,170)	(329,430)	(80,719)	(150,696)
Interest expense	—	—	—	(170,599)
Minority interest in operating partnership	36,500	(28,795)	23,761	67,472
Income tax (provision) benefit	148,007	250,877	19,587	—

Net income from discontinued operations	$(62,663)	$(107,348)	$(37,371)	$(253,823)

13. Earnings per Share

The limited partners’ outstanding limited partnership units in the operating partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The computation of basic and diluted earnings per share is presented below.

	Year ended December 31, 2006	Year ended December 31, 2005	Period from December 21, to December 31, 2004
Net income	$3,181,012	$2,481,451	$(2,534,222)
Basic:
Weighted average number of common shares outstanding	6,708,526	6,667,562	6,004,000
Net income per share—basic	$0.47	$0.37	$(0.42)
Diluted:
Dilutive awards	69,000	—	—
Diluted weighted average number common shares outstanding	6,775,775	6,667,562	6,004,000
Net income per share—diluted	$0.47	$0.37	$(0.42)

MHI HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

14. Quarterly Operating Results (Unaudited)

	MHI Hospitality Quarter Ended 2006
	March 31	June 30	September 30	December 31
Total revenue	$15,527,572	$18,601,088	$16,117,736	$16,995,401
Total operating expenses	14,233,033	15,506,265	13,853,528	14,126,599
Net operating income	1,294,539	3,094,823	2,264,208	2,868,802
Net income (loss)	143,549	1,127,793	799,343	1,110,327
Earnings per share (basic and diluted):	0.02	0.17	0.12	0.17

	MHI Hospitality Quarter Ended 2005
	March 31	June 30	September 30	December 31
Total revenue	$11,085,187	$14,307,753	$13,629,857	$16,150,757
Total operating expenses	10,534,808	11,680,253	12,129,167	14,179,611
Net operating income	550,379	2,627,500	1,500,690	1,971,147
Net income (loss)	(28,463)	1,389,067	595,043	525,804
Earnings per share (basic and diluted):	0.00	0.21	0.09	0.08

15. Subsequent Events

On January 11, 2007, the Company paid the dividend (distribution) for the fourth quarter of 2006 to those stockholders (and unit holders of MHI Hospitality, L.P.) of record on December 15, 2006. The dividend (distribution) was $0.17 per share (unit).

On January 15, 2007, the Company authorized the payment of a quarterly dividend (distribution) of $0.17 per share (unit) to the stockholders (and unit holders of MHI Hospitality, L.P.) of record as of March 15, 2007. The dividend (distribution) is to be paid April 11, 2007.

On January 16, 2007, the Company issued 6,000 shares of restricted stock to its independent directors under the Company’s 2004 Long-Term Incentive Plan. On February 27, 2007, 1,500 shares of restricted stock were forfeited due to the resignation of one of the directors.

On January 23, 2007, the Company issued 9,000 shares of restricted stock to its senior executives under the Company’s 2004 Long-Term Incentive Plan.

On February 6, 2007, the first of three promissory notes due the Company was satisfied with payment of $2.63 million.

On March 14, 2007, the second of three promissory notes due the Company was satisfied with payment of $1.4 million. The remaining note is secured by the Holiday Inn Downtown Williamsburg and by personal guarantees of the affiliates of the owner.

MHI HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2006

(in thousands)

	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End of Year			Accumulated Depreciation
Description	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
Philadelphia Airport Hilton Philadelphia, Pennsylvania	$2,100	$22,031	$44	$1,776	$2,144	$23,807	$25,951	$(1,304)
Hilton Wilmington Riverside Wilmington, North Carolina	785	16,829	—	793	785	17,622	18,407	(4,014)
Holiday Inn Brownstone Raleigh, North Carolina	815	7,416	—	772	815	8,188	9,003	(1,365)
Hilton Savannah DeSoto Savannah, Georgia	600	13,562	—	516	600	14,078	14,678	(2,274)
Holiday Inn Laurel West Laurel, Maryland	900	9,443	200	1,793	1,100	11,236	12,336	(684)
Crowne Plaza Jacksonville Jacksonville, Florida	7,090	14,604	47	1,704	7,137	16,308	23,445	(570)
Sheraton Louisville Riverside Jeffersonville, Indiana	782	6,891	—	—	782	6,891	7,673	—

	$13,072	$90,776	$291	$7,354	$13,363	$98,130	$111,493	$(10,211)

MHI HOSPITALITY CORPORATION

SCHEDULE IV—MORTGAGE LOANS AND INTEREST EARNED ON REAL ESTATE

AS OF DECEMBER 31, 2006

(in thousands)

Description	Prior Liens	Balance at December 31, 2006	Delinquent Principal at December 31, 2006	Being Foreclosed at December 31, 200	Accrued Interest at December 31, 2006	Interest Income During Year Ended December 31, 2006
Holiday Inn Williamsburg Downtown Williamsburg, Virginia	$—	$4,430	$—	$—	$58	$170

	$—	$4,430	$—	$—	$58	$170

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

Item 10. Directors, Executive Officers and Corporate Governance

The Company adopted a code of business conduct and ethics, including a conflicts of interest policy that applies to its principal executive officer, principal financial officer, principal accounting officer or controller performing similar functions. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. A copy of the Company’s Code of Business Conduct is posted on the Company’s external website at www.MHIHospitality.com. The company intends to post to its website any amendments to or waivers of its code.

Information on our directors is incorporated by reference to our 2007 proxy statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our 2007 proxy statement.

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

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(A)	(B)	(C)
	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2004 Long Term Incentive Plan(1)	—	—	338,000

Equity compensation plans not approved by security holders:
None
Total	N/A	N/A	N/A

(1)	We granted 4,000 shares (1,000 each) of restricted stock to our independent directors on December 21, 2004. The shares vested on December 21, 2005.

On June 1, 2006, we granted 4,000 shares (1,000 shares each) of restricted stock to our independent directors that vested on December 31. 2006.

On June 16, 2006, the Nominating, Corporate Governance and Compensation Committee granted 4,000 shares of restricted stock to certain employees of the Company.

On January 16, 2007, we granted 6,000 shares (1,500 shares each) of restricted stock to our independent directors. The shares will vest on December 31, 2007. On February 27, 2007, 1,500 shares of restricted stock were forfeited due to the resignation of one of the directors.

On January 23, 2007, we issued 5,000 shares of restricted stock to Mr. Andrew Sims and 4,000 shares of restricted stock to Mr. William Zaiser. On March 13, 2006, the Nominating, Corporate Governance and Compensation Committee had granted these deferred awards, which vested on December 31, 2006. These shares are included in the number of securities remaining available for future issuance at December 31, 2006 in the table above.

Item 13. Certain Relationship, Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2007 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2007 proxy statement.

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

The following exhibits are filed as part of this Form 10-K:

Exhibits
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

3.3	Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.(2)

4.	Form of Common Stock Certificate.(2)

10.1	MHI Hospitality Corporation 2004 Omnibus Stock Incentive Plan.(2)*

10.2	Form of Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims. (3)*

10.3	Form of Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(3)*

10.4	Form of Strategic Alliance Agreement between MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services, LLC.(1)

10.5	Form of Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(4)

10.6	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and MHI Hospitality, L.P.(5)

10.7	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and MHI Hospitality, L.P.(5)

10.8	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and MHI Hospitality, L.P.(2)

10.9	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and MHI Hospitality, L.P.(2)

10.10	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.(2)

10.11	Form of Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC. (2)

Exhibits
10.12	Form of Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.(2)

10.13	Form of Lease Agreement with MHI Hospitality TRS, LLC.(1)

10.14	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and MHI Hospitality, L.P.(6)

10.15	Form of Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.(2)

10.16	Loan Agreement dated as of July 22, 2006, by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company.(7)

10.17	Promissory Note dated as of July 22, 2006, made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company.(7)

10.18	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, MHI Hospitality, L.P., and MHI Hotels, LLC.(8)

10.19	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC.(9)

10.19A	Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(10)

10.19B	Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006.(10)

10.20	Employment Agreement dated as of January 9, 2006, between MHI Hospitality Corporation and David R. Folsom.(11)*

10.21	Credit Agreement dated as of May 8, 2006, among MHI Hospitality Corporation, MHI Hospitality, L.P., MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein and the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co Documentation Agent, Manufacturers and Traders Trust Company as Co Documentation Agent and Branch Banking and Trust Company.(12)

10.22	Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP.(13)

10.22A	First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006.(13)

10.22B	Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006.(13)

10.23	Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and MHI Hospitality Corporation.(14)

10.24	Strategic Alliance Agreement dated September 8, 2006 by and among MHI Hospitality, L.P., MHI Hospitality Corporation and Coakley & Williams Hotel Management Company.

21.1	List of Subsidiaries of MHI Hospitality Corporation.

23.1	Consent of PKF Witt Mares, PLC.

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 4 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 29, 2004. (333-118873)
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 2 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 2, 2004. (333-118873)
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004. (333-118873)
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004. (333-118873)
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005.
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 23, 2006.
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006.
(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.
*	Denotes management contract and/or compensatory plan/arrangement.

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

Signature	Title	Date

/S/ ANDREW M. SIMS Andrew M. Sims	President, Chief Executive Officer and Chairman of the Board of Directors	March 22,2007

/S/ WILLIAM J. ZAISER William J. Zaiser	Chief Financial Officer and Secretary	March 22, 2007

/S/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Accounting Officer	March 22, 2007

/S/ J. PAUL CAREY J. Paul Carey	Director	March 22, 2007

/S/ JAMES. P. O’HANLON James P. O’Hanlon	Director	March 22, 2007

/S/ CHRISTOPHER L. SIMS Christopher Sims	Director	March 22, 2007

/S/ KIM E. SIMS Kim Sims	Director	March 22, 2007

/S/ EDWARD S. STEIN Edward Stein	Director	March 22, 2007

/S/ ANTHONY C. ZINNI General Anthony C. Zinni	Director	March 22, 2007

EXHIBIT INDEX

Exhibits	Description
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

3.3	Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.(2)

4.	Form of Common Stock Certificate.(2)

10.1	MHI Hospitality Corporation 2004 Omnibus Stock Incentive Plan.(2)*

10.2	Form of Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims. (3)*

10.3	Form of Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(3)*

10.4	Form of Strategic Alliance Agreement between MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services, LLC.(1)

10.5	Form of Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(4)

10.6	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and MHI Hospitality, L.P.(5)

10.7	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and MHI Hospitality, L.P.(5)

10.8	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and MHI Hospitality, L.P.(2)

10.9	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and MHI Hospitality, L.P.(2)

10.10	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.(2)

10.11	Form of Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC. (2)

10.12	Form of Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.(2)

10.13	Form of Lease Agreement with MHI Hospitality TRS, LLC.(1)

10.14	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and MHI Hospitality, L.P.(6)

10.15	Form of Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.(2)

10.16	Loan Agreement dated as of July 22, 2006, by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company.(7)

10.17	Promissory Note dated as of July 22, 2006, made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company.(7)

10.18	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, MHI Hospitality, L.P., and MHI Hotels, LLC.(8)

1

Exhibits	Description

10.19	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC.(9)

10.19A	Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(10)

10.19B	Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006.(10)

10.20	Employment Agreement dated as of January 9, 2006, between MHI Hospitality Corporation and David R. Folsom.(11)*

10.21	Credit Agreement dated as of May 8, 2006, among MHI Hospitality Corporation, MHI Hospitality, L.P., MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein and the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co Documentation Agent, Manufacturers and Traders Trust Company as Co Documentation Agent and Branch Banking and Trust Company.(12)

10.22	Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP.(13)

10.22A	First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006.(13)

10.22B	Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006.(13)

10.23	Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and MHI Hospitality Corporation.(14)

10.24	Strategic Alliance Agreement dated September 8, 2006 by and among MHI Hospitality, L.P., MHI Hospitality Corporation and Coakley & Williams Hotel Management Company.

21.1	List of Subsidiaries of MHI Hospitality Corporation.

23.1	Consent of PKF Witt Mares, PLC.

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 4 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 29, 2004. (333-118873)

2

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 2 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 2, 2004. (333-118873)
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004. (333-118873)
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004. (333-118873)
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005.
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 23, 2006.
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006.
(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.
*	Denotes management contract and/or compensatory plan/arrangement.

3