Form 10-Q
period 2007-03-31
MHI Hospitality CORP
filed 2007-05-09
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Telephone Number (757) 229-5648

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2007, there were 6,847,000 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Investment in hotel properties, net	$112,810,427	$111,416,404
Cash and cash equivalents	11,564,776	1,445,491
Restricted cash	2,038,157	2,522,234
Accounts receivable	3,351,667	2,143,426
Accounts receivable-affiliate	204,421	195,859
Prepaid expenses, inventory and other assets	2,342,669	1,979,371
Notes receivable	400,000	4,430,000
Shell Island lease purchase, net	2,573,529	2,676,470
Deferred financing costs, net	887,103	793,558

TOTAL ASSETS	$136,172,749	$127,602,813

LIABILITIES
Line of credit	$14,723,119	$15,228,232
Mortgage loans	50,556,530	41,607,099
Accounts payable and other accrued liabilities	5,992,035	5,429,990
Dividends and distributions payable	1,807,628	1,805,333
Advance deposits	772,333	509,084

TOTAL LIABILITIES	73,851,645	64,579,738
Minority interest in operating partnership	20,599,420	21,001,287
Commitments and contingencies (see Note 7)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,845,500 shares and 6,712,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	68,455	67,120
Additional paid in capital	48,186,660	47,947,267
Accumulated deficit	(6,533,431)	(5,992,599)

TOTAL SHAREHOLDERS’ EQUITY	41,721,684	42,021,788

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$136,172,749	$127,602,813

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006
REVENUE
Rooms department	$11,252,884	$10,424,849
Food and beverage department	4,760,083	4,231,973
Other operating departments	905,960	870,750

Total revenue	16,918,926	15,527,572
EXPENSES
Hotel operating expenses
Rooms department	3,026,359	2,894,098
Food and beverage department	3,282,014	3,088,601
Other operating departments	209,675	212,591
Indirect	6,322,155	6,080,863

Total hotel operating expenses	12,840,203	12,276,153
Depreciation and amortization	1,224,461	1,166,435
Corporate general and administrative	879,934	790,445

Total operating expenses	14,944,598	14,233,033

OPERATING INCOME	1,974,328	1,294,539
Other income (expense)
Interest expense	(1,042,352)	(974,114)
Interest income	37,385	21,947
Unrealized (loss) on hedging activities	(101,215)	—

Income before minority interest in operating partnership and income taxes	868,146	342,372
Minority interest in operating partnership	(344,469)	(137,079)
Income tax benefit	78,826	29,880

Income from continuing operations	602,503	235,173
Income (loss) from discontinued operations, net	—	(91,625)

NET INCOME	$602,503	$143,548

Continuing operations per share
Basic	$0.09	$0.03
Diluted	$0.09	$0.03
Discontinued operations per share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Net income (loss) per share
Basic	$0.09	$0.02
Diluted	$0.09	$0.02
Weighted average number of shares outstanding
Basic	6,764,750	6,704,000
Diluted	6,824,750	6,765,900

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2006	6,712,000	$67,120	$47,947,267	$(5,992,599)	$42,021,788
Issuance of restricted common stock awards	13,500	135	130,050	—	130,185
Conversion of units in operating partnership to common stock	120,000	1,200	80,843	—	82,043
Amortization of deferred stock grants	—	—	28,500	—	28,500
Net income	—	—	—	602,503	602,503
Dividends declared	—	—	—	(1,143,335)	(1,143,335)

Balances at March 31, 2007	6,845,500	$68,455	$48,186,660	$(6,533,431)	$41,721,684

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended March 31, 2007	Three months ended March 31, 2006
Cash Flows from Operating Activities:
Net income	$602,503	$143,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,224,461	1,231,337
Unrealized loss on hedging activities	101,215	—
Amortization of deferred financing costs	43,019	19,359
Charges related to equity-based compensation	39,671	28,500
Minority interest in operating partnership	344,469	83,672
Changes in assets and liabilities:
Restricted cash	(21,058)	144,189
Accounts receivable	(1,208,241)	(317,115)
Inventory, prepaid expenses and other assets	(340,072)	(798,464)
Accounts payable and other accrued liabilities	544,035	281,787
Advance deposits	263,249	414,316
Due from affiliates	(8,562)	213,576

Net cash provided by operating activities	1,584,689	1,444,705

Cash flows from investing activities:
Improvements and additions to hotel properties	(2,505,254)	(1,914,612)
Proceeds of restricted capital improvement reserve	505,135	441,355
Proceeds of notes receivable	4,030,000	—

Net cash provided by (used in) investing activities	2,029,881	(1,473,247)

Cash flows from financing activities:
Dividends and distributions paid	(1,803,038)	(1,803,973)
Proceeds of mortgage refinancing	9,232,921	—
Proceeds of (payments to) credit facility	(505,113)	2,700,000
Payment of deferred financing costs	(136,565)	—
Payment of loans	(283,490)	(262,054)

Net cash provided by financing activities	6,504,715	633,973

Net increase in cash and cash equivalents	10,119,285	605,431
Cash and cash equivalents at the beginning of the period	1,445,491	501,810

Cash and cash equivalents at the end of the period	$11,564,776	$1,107,241

Supplemental disclosures:
Cash paid during the period for interest	$1,158,274	$522,698

Cash paid during the period for income taxes	$287,819	$9,888

The accompanying notes are an integral part of these financial statements

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service upper-upscale, upscale and mid-scale hotels located in primary and secondary markets in the mid-Atlantic, Midwest and Southeastern regions of the United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza and Holiday Inn.

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through MHI Hospitality, L.P. (the “Operating Partnership”). For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is approximately 64.4% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

Significant transactions occurring during the current and prior fiscal year include the following:

On May 9, 2006, the Company closed on a senior secured revolving credit facility for up to $60.0 million, which was syndicated by Branch Banking & Trust Company (“BB&T”). The facility replaced an existing $23.0 million facility with BB&T and will be used to fund acquisitions and working capital.

On August 10, 2006, the Company sold the Holiday Inn Downtown, in Williamsburg, VA for $4.75 million. The Company agreed to take back three promissory notes that totaled $4.43 million from the purchaser and received the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million and $1.4 million were repaid during the first quarter of 2007. The third promissory note in the amount of $0.4 million bears interest at a rate of 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule thereafter and matures in August 2026. The promissory note is secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser.

On September 20, 2006, the Company purchased the 186-room Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The hotel is located directly on the Ohio River, with unimpeded views of the Louisville skyline, and easy access to the center of downtown Louisville. The Company has closed the hotel to begin extensive renovations. The purchase was structured to meet the requirements of a Sec. 1031 like-kind exchange, enabling the Company to defer tax on capital gains relating to the sale in August of its Williamsburg property. To facilitate the closing of the acquisition, the Company accessed approximately $7.5 million from its line of credit, and approximately $0.2 million in cash proceeds from the sale of its Williamsburg property. On February 23, 2007, the Company executed a license agreement with Starwood Hotels and Resorts to operate the hotel as a Sheraton. The term of the license is 15 years.

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, will be used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of 6.21% with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months ended March 31, 2007 and 2006.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with MMA Realty Capital, Inc. (“MMA”, formerly The Mutual of New York Life Insurance Company). MMA holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. In addition, restricted cash includes the unexpended balance of a capital improvement reserve account for the Crowne Plaza Jacksonville Hotel administered by Mercantile Safe Deposit and Trust Company (“Mercantile”), trustee for the mortgage holder.

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

At March 31, 2007 and December 31, 2006, the Company’s interest-rate swap agreement had an estimated fair value of $(509,917) and $(408,702), respectively, and is included in accounts payable and other accrued liabilities.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of March 31, 2007 and December 31, 2006 were $178,575 and $184,812, respectively. Amortization expense totaled $6,238 for the three months ended March 31, 2007, and $7,079 for the three months ended March 31, 2006.

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

On March 1, 2007, two holders of units in the Operating Partnership redeemed 120,000 units for an equivalent number of shares of the Company’s common stock.

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

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 85,500 shares including 60,000 shares granted under a deferred stock award to one of its executives, 13,000 restricted shares issued to certain executives and employees, and 12,500 restricted shares issued to its directors. The 60,000 shares granted under the deferred stock award vest over five years. Regarding the restricted shares awarded to the Company’s directors, the shares vest at the end of the year of service for which the shares are awarded. All restricted awards to employees have vested. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of March 31, 2007, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan was $39,671 and $28,500 for the three months ended March 31, 2007 and 2006, respectively.

Discontinued Operations – On August 10, 2006, the Company sold the Holiday Inn Downtown in Williamsburg, VA. Accordingly, the results of operations for all prior periods are reflected as discontinued operations.

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

3. Acquisition of Hotel Properties

There were no new acquisitions in the quarter ended March 31, 2007.

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Land and land improvements	$13,363	$13,363
Buildings and improvements	98,253	98,130
Furniture, fixtures and equipment	23,133	20,751

	134,749	132,244
Less: accumulated depreciation	(21,939)	(20,828)

	$112,810	$111,416

5. Credit Facility

As of March 31, 2007, the Company had a secured, revolving credit facility with a syndicated bank group comprised of Branch Banking & Trust Company (BB&T), Key Bank National Association, Regions Bank and Manufacturers and Traders Trust Company that enables the Company to borrow up to $60.0 million, subject to borrowing base and loan-to-value limitations. The credit facility was established during second quarter of 2006 and replaced a $23 million secured, revolving credit facility with BB&T. The Company had borrowings of $14,723,119 and $15,228,232 at March 31, 2007 and December 31, 2006, respectively.

The facility matures during May 2010 and bears interest at a floating rate of LIBOR plus additional interest ranging from 2.0% to 2.5%. On March 31, 2007, LIBOR was 5.32%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The revolving line of credit facility includes an uncommitted accordion facility, pursuant to which the Company may be able to increase the total commitment under the revolving line of credit facility up to $75.0 million. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone, the Hilton Philadelphia Airport, the property under renovation in Jeffersonville, Indiana as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At March 31, 2007, the three properties had a net carrying value of approximately $44.1 million. Under the terms of the credit facility, the Company must satisfy certain financial and non-financial covenants. As of March 31, 2007 and December 31, 2006, the Company was in compliance with all of the required covenants.

6. Mortgage Debt

Upon its formation, the Company assumed existing mortgage debt with MMA Realty Capital, Inc. that was in place on two of the initial properties.

On September 25, 1998, Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the Savannah DeSoto Hilton hotel and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 7.49%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of March 31, 2007 and December 31, 2006 was $9,556,530 and $9,685,090, respectively.

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, will be used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of 6.21% with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule. The outstanding balance due on the loan as of March 31, 2007 and December 31, 2006 was $23,000,000 and $13,922,010, respectively.

On July 22, 2005, the Company purchased the Crowne Plaza Jacksonville Hotel in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22.0 million. The Trust, for which Mercantile acts as trustee, financed a portion of the purchase price by extending an $18.0 million mortgage loan (the “Loan”) to the purchaser. The Loan, which is secured by a lien against all the assets, rents and profits of the hotel as well as the real property, bears interest at the rate of 8.0% payable monthly during the term and matures in July 2010. Pre-payment penalties apply toward any principal of the loan repaid before the fifth year of the term.

Total mortgage debt maturities as of March 31, 2007 for the following twelve-month periods were as follows ($000s):

March 31, 2008	$538
March 31, 2009	9,018
March 31, 2010	—
March 31, 2011	18,000
March 31, 2012	548
Thereafter	22,452

Total	$50,557

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five -year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease was $10,795 for each of the three month periods ended March 31, 2007 and 2006.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For the three months ended March 31, 2007 and 2006, rent expense was $23,871 and $19,026, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense was $42,034 and $39,975 for the three months ended March 31, 2007 and 2006, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2007. Rent expense for each of the three month periods ended March 31, 2007 and 2006 was $1,160.

The Company leases 1,890 square feet of commercial office space in Williamsburg, Virginia under a two-year agreement that expires August 31, 2008. There is a one-year renewal option. For the three months ended March 31, 2007 rent expense was $10,395.

Purchase Agreement – On September 13, 2005, the Company entered into an agreement to purchase the commercial space of a condominium project in Hollywood, Florida last operated as the Ambassador Resort. The agreement, as amended, requires the Company to purchase the common space within the condominium as well as two additional condominium units for $1.35 million. The developer of the property is completing a condominium conversion after which time the Company will retain MHI Hotels Services, LLC (“MHI Hotels Services”) to operate the hotel. The Company may also be required by the developer to purchase a maximum of 100 additional condominium units on or before August 1, 2007 at a maximum price of $197,000 per unit pursuant to certain terms and conditions. Although the developer has forecasted a completion date for the hotel of summer 2007, the Company has begun discussions with the developer to possibly restructure the transaction which may include an outright purchase of the asset.

Management Agreement – Each of the seven hotels that the Company owned at March 31, 2007 operate under a ten-year master management agreement with MHI Hotels Services which expires between December 2014 and July 2015 (see Note 9).

Franchise Agreements – As of March 31, 2007, the Company’s six operating hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

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

Pursuant to the terms of the mortgage on the Crowne Plaza Jacksonville, the Company is required to contribute 5% of gross revenues to a property improvement fund commencing with the completion of renovations to the property.

Litigation – The Company is not involved in any legal proceedings other than routine legal proceedings accruing in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to the Company’s financial condition or results of operation.

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

In June 2006, the Company issued 8,000 shares of restricted common stock to its independent directors and non-executive employees. In January 2007, the Company issued 13,500 shares of restricted stock to certain of its executives and independent directors. In March 2007, two holders of units in the Operating Partnership redeemed 120,000 units for an equivalent number of shares of the Company’s common stock. As of March 31, 2007, the Company had 6,845,500 shares of common stock outstanding.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2007, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of March 31, 2007, the total number of Operating Partnership units outstanding was 3,787,607.

9. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At March 31, 2007 and December 31, 2006, the Company was due $204,421 and $195,859, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For each of the three month period s ended March 31, 2007 and 2006, the Company earned $160,000 in leasehold revenue.

Sublease of Office Space – The Company subleases office space in Greenbelt, MD from MHI Hotels Services. Rent expense was $9,510 and $9,270 for the three months ended March 31, 2007 and 2006, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the seven hotels that the Company owned at March 31, 2007 are operated by MHI Hotels Services under a master management agreement, which expires between December 2014 and July 2015. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels was 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville Hotel is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. Pursuant to the sale of the Holiday Inn Dowtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed to substitute the property in Jeffersonville, Indiana for the Williamsburg property under the master management agreement. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenue of the individual hotel that qualifies for incentive fee.

The Company paid MHI Hotels Services approximately $0.49 million and $0.38 million for the three months ended March 31, 2007 and 2006, respectively, in management fees. In addition, estimated incentive management fees of approximately $0.04 million and $0 million were accrued, but not paid, as of March 31, 2007 and 2006, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. The Company paid $22,911 and $17,385 for the three months ended March 31, 2007 and 2006, respectively for benefits.

Reimbursement of Real Estate and Personal Property Taxes – In January 2006, the Company received reimbursement of real estate and personal property taxes totaling $173,632 related to the acquisition of the Crowne Plaza Jacksonville. The reimbursement for accrued taxes due at settlement was deferred until receipt and payment of the annual tax invoices.

Construction Management Services – The Company engaged MHI Hotels Services to manage the renovation of the Crowne Plaza Jacksonville and the newly acquired property in Jeffersonville, Indiana. For the three months ended March 31, 2007 and 2006, the Company paid $200,000 and $112,000, respectively, in construction management fees.

Charter Vessel Rental – The Company leases the “Jacksonville Princess”, a charter vessel docked adjacent to the Crowne Plaza Jacksonville from MHI Hotels, Inc., an affiliate of MHI Hotels Services on an event-by-event basis for guests of the hotel. Charter rentals for the three months ended March 31, 2007 and March 31, 2006 were $27,791 and $22,504, respectively.

10. Retirement Plan

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan for the three months ended March 31, 2007 were $10,083.

11. Income Taxes

The components of the income tax provision (benefit) for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	1	258

	1	258

Deferred:
Federal	(73)	(354)
State	(7)	(28)

	(80)	(382)

	$(79)	$(124)

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
Statutory federal income tax expense	$295	$56
Effect of non-taxable REIT income	(368)	(411)
State income tax expense	(6)	231

	$(79)	$(124)

As of March 31, 2007, the Company had a net deferred tax asset of approximately $1.1 million; primarily due to past years’ net operating loss. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

12. Discontinued Operations

The provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, require that hotels sold or held for sale be treated as discontinued operations.

On June 20, 2006, the Company announced it had entered into a definitive agreement to sell the Holiday Inn Downtown, in Williamsburg, VA. The transaction closed on August 10, 2006. The results of operations of the property for the three months ended March 31, 2006 have been reclassified as discontinued operations.

The results of operations for the property for the three months ended March 31, 2006 were as follows:

Three months ended March 31, 2006
(unaudited)
Revenue
Rooms department	$204,302
Food and beverage department	118,598
Other operating departments	4,632

Total revenue	327,532
Expenses
Hotel operating expenses
Rooms department	113,090
Food and beverage department	137,101
Other operating departments	7,062
Indirect	245,063

Total hotel operating expenses	502,316
Depreciation and amortization	64,902

Total operating expenses	567,218

Net operating income (loss)	(239,686)
Minority interest in operating partnership	53,407
Income tax (provision) benefit	94,654

Net income from discontinued operations	$(91,625)

13. Earnings per Share

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partners and following the Company’s election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The computation of basic and diluted earnings per share is presented below.

	Three months ended March 31, 2007	Three months ended March 31, 2006
	(unaudited)	(unaudited)
Net income	$602,503	$143,548
Basic:
Weighted average number of common shares outstanding	6,764,750	6,704,000
Net income per share—basic	$0.09	$0.02
Diluted:
Dilutive awards	60,000 6	61,900
Diluted weighted average number common shares outstanding	6,824,750	6,765,900
Net income per share—diluted	$0.09	$0.02

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

14. Subsequent Events

On April 11, 2007, the Company paid the dividend for the first quarter of 2007 that was authorized on January 15, 2007 to those stockholders and unitholders of MHI Hospitality, L.P. of record on March 15, 2007. The dividend was $0.17 per share (unit).

On April 26, 2007, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unitholders of record as of June 15, 2007. The dividend is to be paid July 11, 2007.

On April 26, 2007, the Company entered into a program agreement and related operating agreements with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”). The agreements provide for the formation of entities to be jointly owned by the Company and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, the Company will offer the joint venture the first right to acquire potential investment opportunities identified by the Company with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture over the next three years. Carlyle will fund up to 90% of the equity of an acquisition and the Company will provide between 10% and 25%.

The Company will receive an asset management fee of 1.5% of the gross revenues of the hotels owned by the venture. In addition, the Company will have a first right of offer with respect to any investment disposed by the joint venture. It is expected that hotels acquired by the joint venture will be managed by MHI Hotels Services.

On April 30, 2007, the Company issued 1,500 shares of restricted stock to its new independent director under the Company’s 2004 Long-Term Incentive Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue current and future opportunities in the full-service, upper upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering (“IPO “) and thereafter consummated the acquisition of six hotel properties (“initial properties”).

Our hotel portfolio currently consists of six full-service, upper up-scale and mid-scale hotels with 1,537 rooms, which operate under well-known brands such as Hilton, Crowne Plaza and Holiday Inn. The most recent addition to our portfolio in Jeffersonville, Indiana, was acquired on September 20, 2006. It is currently being renovated and is expected to re-open as the Sheraton Louisville Riverside in the first quarter 2008. We own a 100% interest in all of our hotels. We also have a leasehold interest in a resort condominium facility and have entered into a purchase agreement to acquire an interest in a condominium hotel project in Hollywood, Florida. As of March 31, 2007, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	274	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Sheraton Louisville Riverside (1)	186	Jeffersonville, IN	September 20, 2006

Total	1,723

(1)	The property previously operated as the Louisville Ramada Riverfront Inn is currently undergoing extensive renovations and is expected to re-open in early 2008 as the Sheraton Louisville Riverside.

On August 10, 2006, we sold the Holiday Inn Downtown in Williamsburg, VA for $4.75 million. We took back three promissory notes totaling $4.43 million from the purchaser and received the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million and $1.4 million were re-paid during the first quarter 2007. The remaining note for $0.4 million bears interest at a rate of 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule. The note matures August 10, 2026 and is secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser.

On September 13, 2005 we entered into an agreement to purchase an interest in a condominium hotel property in Hollywood, Florida last operated as the Ambassador Resort. The seller will renovate the hotel and complete a condominium conversion. We will retain MHI Hotels Services, LLC (“MHI Hotels Services”) to manage the hotel on our behalf. We expect that the purchase of the interest in the property and costs related to pre-opening expenses will be incurred in the second and third quarters of this year and total approximately $3.8 million. In addition, we may be required by the developer to purchase a maximum of 100 un-sold condominium units on or before August 1, 2007 at a maximum price of $197,000 per unit subject to certain terms and conditions. We have begun discussions with the developer to possibly restructure the transaction which may include an outright purchase of the asset from the developer.

On April 26, 2007, we entered into a program agreement and related operating agreements with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”). The agreements provide for the formation of entities to be jointly owned by us and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, we will offer the joint venture the first right to acquire potential investment opportunities identified by us with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture over the next three years. Carlyle will fund up to 90% of the equity of an acquisition and we will provide between 10% and 25%.

The Company will receive an asset management fee of 1.5% of the gross revenues of the hotels owned by the venture. In addition, the Company will have a first right of offer with respect to any investment disposed by the joint venture. It is expected that hotels acquired by the joint venture will be managed by MHI Hotels Services.

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

Results of Operations

The following table illustrates the key operating metrics for the three months ended March 31, 2007 and 2006 for the properties owned by the Company during the respective reporting periods and reflected in net income from continuing operations.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Occupancy %	70.9%	68.2%
ADR	$114.77	$110.52
RevPAR	$81.35	$75.36
Available Room Nights	138,330	138,330

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Revenue. Total revenue for the three months ended March 31, 2007 was approximately $16.9 million, an increase of approximately $1.4 million or 9.0% from the three months ended March 31, 2006. The largest increase in revenue was from room revenues, which, for the three months ended March 31, 2007 rose to approximately $11.3 million, an increase of approximately $0.8 million or 7.9% compared to room revenues for the three months ended March 31, 2006. Double-digit increases in occupancy at our Philadelphia and Raleigh properties as well as consistent growth in ADR at almost all our properties helped offset weakness in our Jacksonville property which has completed both a brand change and major renovation during the last twelve months. The six properties whose operating results are reflected in income from continuing operations were able to achieve a 7.9% increase in room revenue through a combined 3.9% increase in occupancy and a 3.8% increase in ADR.

Food and beverage revenues for the three months ended March 31, 2007 increased approximately $0.5 million or 12.5% to approximately $4.8 million compared to food and beverage revenues for the three months ended March 31, 2006.

Revenue from other operating departments for the three months ended March 31, 2007 increased approximately 4.0% compared to the three months ended March 31, 2006, remaining at approximately $0.9 million

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $12.8 million, an increase of approximately $0.5 million or 4.6% for the three months ended March 31, 2007 compared to approximately $12.3 million for the three months ended March 31, 2006.

Rooms expense for the three months ended March 31, 2007 increased approximately $0.1 million or 4.6% to approximately $3.0 million compared to rooms expense of approximately $2.9 million for the three months ended March 31, 2006. Much of the increase relates to the increased expenses associated with higher occupancy.

Food and beverage expenses for the three months ended March 31, 2007 increased approximately $0.2 million or 6.3% to approximately $3.3 million compared to food and beverage expense for the three months ended March 31, 2006. The higher food and beverage costs are attributable to the higher volume of food and beverage sales. Indirect expenses at our properties for the three months ended March 31, 2007 increased approximately $0.2 million or 4.0% to approximately $6.3 million compared to the three months ended March 31, 2006. Certain of the indirect expenses vary directly with increases in revenue. Accordingly, we saw significant increases in sales and marketing expenses, hotel franchising fees and management fees.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2007 was approximately $1.2 million, an increase of less than $0.1 million or 5.0% compared to the three months ended March 31, 2006.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2007 increased approximately $0.1 million or 11.3% to approximately $0.9 million compared to approximately $0.8 million for the three months ended March 31, 2006. A substantial portion of the increase is attributable to the pro-rata accrual of bonuses in accordance with the Company’s 2007 Cash Bonus Plan.

Interest Expense. Interest expense for the three months ended March 31, 2007 increased approximately $0.1 million or 7.0% compared to interest expense for the three months ended March 31, 2006 remaining at approximately $1.0 million, primarily due to increased borrowings on the credit facility for working capital purposes.

Income Taxes. The net income tax benefit for the three months ended March 31, 2007 increased to approximately $0.1 million. The income tax benefit is primarily derived from the net operating loss of our TRS lessee. The net operating loss of our TRS lessee attributable to continuing operations for the three months ended March 31, 2007 was greater than the net operating loss attributable to continuing operations for the three months ended March 31, 2006.

Net Income. The net income for the three months ended March 31, 2007 increased approximately $0.5 million to approximately $0.6 million compared to the three months ended March 31, 2006 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months ended March 31, 2007 and 2006 (unaudited):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Net income	$602,503	$143,548
Add minority interest	344,469	83,672
Add depreciation and amortization	1,224,461	1,231,337

FFO	$2,171,433	$1,458,557

Weighted average shares outstanding	6,764,750	6,704,000
Weighted average units outstanding	3,827,607	3,907,607

Weighted average shares and units	10,632,357	10,611,607

FFO per share and unit	$0.20	$0.14

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the three months ended March 31, 2007 was approximately $1.6 million. We currently expect that the net cash provided by operations will be adequate to fund our continuing operations, debt service and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains. We declared dividends of $0.17 per share (unit) paid on April 11, 2007, which we funded out of working capital.

Investing Activities. We substantially completed renovations at the Crowne Plaza Jacksonville Hotel in the fourth quarter of 2006 and are currently beginning renovations at the Hilton Wilmington Riverside and the property in Jeffersonville, Indiana. During the three months ended March 31, 2007, approximately $2.5 million was spent on renovations and capital improvements. Of that amount, approximately $0.5 million was funded from our capital improvement reserve. Additionally, we were repaid the principal balance on two promissory notes, arising from the last year’s sale of and secured by the Holiday Inn Downtown in Williamsburg, Virginia, totaling $4.03 million. These activities represent our net cash flow provided by investing activities for the three months ended March 31, 2007 of approximately $2.0 million.

Financing Activities. For the three months ended March 31, 2007, net cash provided by financing activities was approximately $6.5 million. During the quarter, we refinanced the mortgage on the Hilton Wilmington Riverside generating approximately $9.2 million in proceeds which will be used to fund the renovations to the property over the next few quarters. We incurred costs of approximately $0.1 million associated with the refinancing and made principal payments of approximately $0.3 million as required under various mortgage loan agreements. We also used approximately $0.5 million to repay a portion of the outstanding balance of the credit facility and used approximately $1.9 million to make distributions to our unitholders and dividends to holders of our common stock.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of approximately $13.6 million, of which approximately $1.8 million was in restricted reserve accounts and approximately $0.2 million was in real estate tax escrows. Coincident with the purchase of the Crowne Plaza Jacksonville Hotel, we placed $3.0 million into a capital improvement reserve with Mercantile Safe Deposit and Trust Company, the mortgagor’s trustee. As of March 31, 2007, we had approximately $0.7 million remaining in the account, which we believe will be adequate to fund the remaining expenditures included in the capital improvement program.

Under the joint venture agreement with The Carlyle Group, the Company will offer the joint venture the first right to acquire potential investment opportunities identified by the Company with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture over the next three years and will fund up to 90% of the equity of an acquisition. Provided suitable investment opportunities are found, we expect that we will invest between $11.1 million and $33.3 million over the next three years in connection with the acquisition of properties by the joint venture. Such investments will initially be funded from borrowings on our credit facility but may be replaced by one or more of the following:

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties;

•	the issuance of additional shares of common or preferred stock; and

•	the issuance of addition units in the operating partnership.

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

Capital Expenditures

Our most significant short-term liquidity requirements relate to the renovations at our Wilmington and Savannah properties, the significant renovations at the property in Jeffersonville, Indiana, and our commitment to purchase an interest in a condominium hotel property in Hollywood, Florida.

On February 23, 2007, we entered into an agreement to relicense the Hilton Wilmington Riverside with Hilton Inns, Inc. extending the franchise agreement to March 31, 2018. To comply with the Hilton relicensing agreement, we have begun extensive renovation of the hotel under a property improvement plan (“PIP”), which we expect to complete in the first quarter 2008. We estimate that the cost of improvements to be approximately $10.2 million. On March 29, 2007, we refinanced the mortgage on the hotel generating approximately $9.2 million, which will be used to fund the renovations. The remainder of the cost will be funded by additional borrowings on the credit facility. Additionally, the funds in the restricted reserve account, approximately $0.1 million at March 31, 2007, are available to fund a portion of the renovations.

The franchise license for the Hilton Savannah DeSoto Hotel expires in June 2008. In conjunction with the relicensing agreement, we expect that we will be required to complete a PIP, however, the scope of required renovations has not been determined. We estimate the cost at approximately $13.0 million and anticipate that the costs will be expended beginning the third quarter 2007 through the second quarter 2008. The renovations will be funded initially by additional borrowings on the credit facility and subsequently refinancing the existing mortgage on the property. We also expect that the funds in the restricted reserve account, approximately $1.1 million at March 31, 2007, will be available to fund a portion of the renovations.

On September 20, 2006, we purchased the Louisville Ramada Riverfront Inn in Jeffersonville, Indiana with the intention of renovating and re-branding the hotel. On February 23, 2007, we obtained a 15-year franchise license agreement with Starwood Hotels and Resorts to brand the property as a Sheraton hotel. Renovation costs are estimated at approximately $13.5 million and the property is expected to re-open in the first quarter 2008. Such costs will be funded by additional borrowings on the credit facility.

On September 13, 2005, we entered into an agreement to purchase an interest in a condominium hotel property in Hollywood, Florida last operated as the Ambassador Resort. Under the terms of that agreement, the seller will renovate the hotel and complete a condominium conversion. Following the acquisition, we expect to retain MHI Hotels Services to manage the hotel on our behalf.

The agreement was subsequently amended to provide the developer the right to require us to purchase a maximum of 100 un-sold condominium units on or before August 1, 2007 at a maximum price of $197,000 per unit subject to certain terms and conditions. We recently commenced discussions with the developer of the hotel regarding the purchase of the entire hotel in lieu of the existing agreement.

Under the terms of the existing agreement, as amended, we expect to incur acquisition costs and pre-opening expenses of $3.8 million. We will incur additional acquisition costs of up to $1.97 million if we acquire 100 additional units in the condominium hotel. If the existing agreement is terminated and we were to acquire the entire hotel, such acquisition likely would be made by the joint venture and our capital commitment would range from 10% to 25% of the required capital. In any case, we expect to fund our capital requirements relating to this potential investment by means of additional borrowings on the credit facility.

Aside from acquisitions and renovations subject to a PIP, recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, are our most significant short-term liquidity requirements. During the next 12 months, we expect that capital expenditures at properties not undergoing a PIP will be funded by our replacement reserves. With respect to two of our hotels, the reserves are placed in escrow accounts with funds deposited monthly, and reserved for capital improvements. The Hilton Savannah DeSoto and Hilton Wilmington Riverside have these reserve accounts and contribute 5% and 4% of gross sales, respectively. Upon completion of the renovations at the Crowne Plaza Jacksonville, monthly deposits equal to 4% of gross sales will be deposited in a reserve account in order to fund future capital improvements. Our intent is that overall expenditures for the replacement and refurbishment of furniture, fixtures and equipment approximate 4% of gross revenue.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Ground and building leases	$1,897	$341	$596	$578	$382
Mortgage loans	78,579	4,105	15,200	21,836	37,438
Revolving credit facility, including interest	18,797	1,130	2,263	15,404	—

	$99,273	$5,576	$18,059	$37,818	$37,820

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

There were no charges for impairment recorded for the three months ended March 31, 2007 or 2006.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2007. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

These risks and uncertainties, together with the information contained in our Form 10-K filed with the Securities and Exchange Commission on March 22, 2007 under “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit facility required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of March 31, 2007, derivatives with a fair value of approximately $510,000 were included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of March 31, 2007, we had approximately $50.6 million of fixed-rate debt and approximately $14.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 7.09%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding under our credit facility remains at approximately $14.7 million, the balance at March 31, 2007, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $153,000.

As of December 31, 2006, we had approximately $41.6 million of fixed-rate debt and approximately $15.2 million of variable-rate debt. The weighted average interest rate on the fixed-rate debt was 7.95%. At that date, our variable-rate debt was exposed to changes in interest rates, specifically the change in 30-day LIBOR, but was limited to the effect on the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap. Had the amount outstanding under the credit facility remained at approximately $16.2 million, the balance at December 31, 2006, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would have been approximately $138,000.

Item 4.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of MHI Hospitality Corporation have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, MHI Hospitality Corporation’s disclosure controls and procedures were effective.

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

Item 4T.	Controls and Procedures

Not applicable.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2007 Annual Meeting of Stockholders on April 27, 2007 (“Annual Meeting”), the total number of shares of the Company’s voting capital stock entitled to vote was 6,845,500, and a total of 6,524,993 shares of the Company’s voting capital stock were present in person or by proxy.

At the Annual Meeting, the Company’s stockholders re-elected all seven incumbent directors listed below as Directors of the Company until its 2008 Annual Meeting of Stockholders. The following table sets forth, for each of the directors elected, the number of votes cast for and the number of votes withheld:

	Votes For	Votes Withheld
Andrew M. Sims	6,257,532	267,461
General Anthony C. Zinni	6,463,962	61,031
Kim E. Sims	6,255,582	269,411
Christopher L. Sims	6,256,282	268,711
Edward S. Stein	6,475,512	49,481
J. Paul Carey	6,472,012	52,981
James P. O’Hanlon	6,433,412	91,581

The Company’s stockholders also ratified the selection of PKF Witt Mares, PLC, an independent registered public accounting firm, as the Company’s independent accountants for the 2007 fiscal year. There were 6,276,343 votes cast for ratification, 225,450 votes against, and 23,200 shares abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.25	Promissory Note dated as of March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company. (3)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: May 9, 2007	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board

	By:	/s/ William J. Zaiser
Williams J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.25	Promissory Note dated as of March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company. (3)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007.