Form 10-Q
period 2007-06-30
MHI Hospitality CORP
filed 2007-08-07
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, there were 6,847,000 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Investment in hotel properties, net	$116,590,561	$111,416,404
Cash and cash equivalents	2,716,813	1,445,491
Restricted cash	2,584,884	2,522,234
Accounts receivable	2,692,495	2,143,426
Accounts receivable-affiliate	17,160	195,859
Prepaid expenses, inventory and other assets	2,296,780	1,979,371
Notes receivable	400,000	4,430,000
Shell Island lease purchase, net	2,470,588	2,676,470
Deferred financing costs, net	964,848	793,558

TOTAL ASSETS	$130,734,129	$127,602,813

LIABILITIES
Line of credit	$8,207,858	$15,228,232
Mortgage loans	50,425,548	41,607,099
Accounts payable and other accrued liabilities	6,641,621	5,429,990
Dividends and distributions payable	1,807,883	1,805,333
Advance deposits	845,021	509,084

TOTAL LIABILITIES	67,927,931	64,579,738
Minority interest in operating partnership	20,761,268	21,001,287
Commitments and contingencies (see Note 7)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,847,000 shares and 6,712,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	68,470	67,120
Additional paid in capital	48,230,820	47,947,267
Accumulated deficit	(6,254,360)	(5,992,599)

TOTAL SHAREHOLDERS’ EQUITY	42,044,930	42,021,788

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,734,129	$127,602,813

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
REVENUE
Rooms department	$12,983,880	$12,379,692	$24,236,764	$22,804,541
Food and beverage department	5,435,614	5,353,338	10,195,697	9,585,311
Other operating departments	954,688	868,059	1,860,647	1,738,809

Total revenue	19,374,182	18,601,089	36,293,108	34,128,661
EXPENSES
Hotel operating expenses
Rooms department	3,288,155	3,381,090	6,314,514	6,275,188
Food and beverage department	3,752,202	3,485,574	7,034,216	6,574,175
Other operating departments	232,495	223,168	442,170	435,759
Indirect	6,625,176	6530,643	12,947,331	12,611,506

Total hotel operating expenses	13,898,028	13,620,475	26,738,231	25,896,628
Depreciation and amortization	1,225,859	1,221,820	2,450,320	2,388,255
Corporate general and administrative	883,039	663,970	1,762,973	1,454,415

Total operating expenses	16,006,926	15,506,265	30,951,524	29,739,298

OPERATING INCOME	3,367,256	3,094,824	5,341,584	4,389,363
Other income (expense)
Interest expense	(1,027,688)	(1,095,832)	(2,070,040)	(2,069,946)
Interest income	29,449	21,464	66,834	43,411
Unrealized gain on hedging activities	375,074	—	273,859	—
Loss on disposal of assets	(14,267)	—	(14,267)	—

Income before minority interest in operating partnership and income taxes	2,729,824	2,020,456	3,597,970	2,362,828
Minority interest in operating partnership	(805,742)	(642,125)	(1,150,211)	(779,204)
Provision for income tax	(481,275)	(276,483)	(402,450)	(246,603)

Income from continuing operations	1,442,807	1,101,848	2,045,309	1,337,021
Income (loss) from discontinued operations, net	—	25,945	—	(65,680)

NET INCOME	$1,442,807	$1,127,793	$2,045,309	$1,271,341

Continuing operations per share
Basic	$0.21	$0.16	$0.30	$0.20
Diluted	$0.21	$0.16	$0.30	$0.20
Discontinued operations per share
Basic	$0.00	$0.00	$0.00	$(0.01)
Diluted	$0.00	$0.00	$0.00	$(0.01)
Net income (loss) per share
Basic	$0.21	$0.16	$0.30	$0.19
Diluted	$0.21	$0.16	$0.30	$0.19
Weighted average number of shares outstanding
Basic	6,846,571	6,705,978	6,805,887	6,704,994
Diluted	6,906,571	6,774,978	6,865,887	6,770,464

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2006	6,712,000	$67,120	$47,947,267	$(5,992,599)	$42,021,788
Issuance of restricted common stock awards	15,000	150	145,710	—	145,860
Conversion of units in operating partnership to common stock	120,000	1,200	80,843	—	82,043
Amortization of deferred stock grants	—	—	57,000	—	57,000
Net income	—	—	—	2,045,309	2,045,309
Dividends declared	—	—	—	(2,307,070)	(2,307,070)

Balances at June 30, 2007	6,847,000	$68,470	$48,230,820	$(6,254,360)	$42,044,930

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30, 2007	Six months ended June 30, 2006
Cash Flows from Operating Activities:
Net income	$2,045,309	$1,271,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,450,320	2,523,096
Loss on disposal of assets	14,267	—
Unrealized (gain) on hedging activities	(273,859)	—
Amortization of deferred financing costs	151,080	114,178
Charges related to equity-based compensation	83,846	130,000
Minority interest in operating partnership	1,150,211	740,926
Changes in assets and liabilities:
Restricted cash	(567,785)	(347,454)
Accounts receivable	(549,070)	(539,313)
Inventory, prepaid expenses and other assets	(303,574)	(473,167)
Accounts payable and other accrued liabilities	1,568,696	413,369
Advance deposits	335,937	381,520
Due from affiliates	178,699	237,899

Net cash provided by operating activities	6,284,077	4,452,395

Cash flows from investing activities:
Improvements and additions to hotel properties	(7,413,183)	(3,163,212)
Proceeds of restricted capital improvement reserve	505,135	1,214,330
Proceeds of notes receivable	4,030,000	—

Net cash used in investing activities	(2,878,048)	(1,948,882)

Cash flows from financing activities:
Dividends and distributions paid	(3,610,411)	(3,610,938)
Proceeds of mortgage refinancing	9,232,921	—
Proceeds of (payments to) credit facility	(7,020,374)	4,178,232
Payment of deferred financing costs	(322,371)	(622,751)
Payment of loans	(414,472)	(529,311)

Net cash used in financing activities	(2,134,707)	(584,768)

Net increase in cash and cash equivalents	1,271,322	1,918,745
Cash and cash equivalents at the beginning of the period	1,445,491	501,810

Cash and cash equivalents at the end of the period	$2,716,813	$2,420,555

Supplemental disclosures:
Cash paid during the period for interest	$2,207,833	$1,983,700

Cash paid during the period for income taxes	$298,796	$342,331

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

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, MHI Hospitality, L.P. (the “Operating Partnership”). For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is approximately 64.4% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

Significant transactions occurring during the current and prior fiscal year include the following:

On May 8, 2006, the Company closed on a senior secured revolving credit facility for up to $60.0 million, which was syndicated by Branch Banking & Trust Company (“BB&T”). The facility replaced an existing $23.0 million facility with BB&T and is being used to fund acquisitions and working capital.

On August 10, 2006, the Company sold the Holiday Inn Downtown, in Williamsburg, Virginia for $4.75 million. The Company agreed to take back three promissory notes that totaled $4.43 million from the purchaser and received the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million and $1.4 million were repaid during the first quarter of 2007. The third promissory note in the amount of $0.4 million bears interest at a rate of 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule thereafter and matures in August 2026. The promissory note is secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser.

On September 20, 2006, the Company purchased the 186-room Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The hotel is located directly on the Ohio River, with unimpeded views of the Louisville skyline, and easy access to the center of downtown Louisville. The Company has closed the hotel for extensive renovations. The purchase was structured to meet the requirements of an Internal Revenue Code Section 1031 like-kind exchange, enabling the Company to defer tax on capital gains relating to the sale in August 2006 of its Williamsburg property. To facilitate the closing of the acquisition, the Company accessed approximately $7.5 million from its line of credit, and approximately $0.2 million in cash proceeds from the sale of its Williamsburg property. On February 23, 2007, the Company executed a license agreement with Starwood Hotels and Resorts to operate the hotel as a Sheraton. The term of the license is 15 years.

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, is being used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of 6.21%, with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule.

On April 26, 2007, the Company entered into a program agreement and related operating agreements with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”). The agreements provide for the formation of entities to be jointly owned by the Company and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, the Company will offer the joint venture the first right to acquire potential investment opportunities identified by the Company with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture over the next three years. Carlyle will fund up to 90% of the equity of an acquisition, and the Company will provide between 10% and 25%.

The Company will receive an asset management fee of 1.5% of the gross revenues of the hotels owned by the venture. In addition, the Company will have a first right of offer with respect to any investment disposed by the joint venture. It is expected that hotels acquired by the joint venture will be managed by MHI Hotels Services, LLC (“MHI Hotels Services”).

On May 25, 2007, the Company entered into a definitive agreement to purchase a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million. The Company had previously agreed to acquire only the common space of the hotel, which was initially structured as a condominium hotel. Subsequently, the Company agreed to purchase two additional units in the hotel and to provide the developer with the right to require the Company to purchase up to a maximum of 100 units on or before August 1, 2007 at a maximum price of $197,000 per unit subject to certain conditions. Under the current purchase agreement, the hotel will be purchased in fee simple, and prior agreements with the seller will terminate at the end of the due diligence period, which was extended to August 3, 2007, subject to certain conditions relating to the hotel. In the event the purchase agreement is terminated by the Company during the due diligence period, the existing agreements relating to the condominium hotel will remain in place. The Company intends to complete the transaction through a joint venture and retain a 25% equity position in the hotel. Closing is subject to customary conditions and is expected to take place in the third quarter of 2007.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for and three months and six months ended June 30, 2007 and 2006.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with MONY Life Insurance Company (“MONY”). MONY holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. In addition, restricted cash includes the unexpended balance of a capital improvement reserve account for the Crowne Plaza Jacksonville Hotel administered by Mercantile Safe Deposit and Trust Company (“Mercantile”), trustee for the mortgage holder.

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

At June 30, 2007 and December 31, 2006, the Company’s interest-rate swap agreement had an estimated fair value of $(134,843) and $(408,702), respectively, and is included in accounts payable and other accrued liabilities.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of June 30, 2007 and December 31, 2006 were $213,437 and $184,812, respectively. Amortization expense totaled $6,238 and $12,475 for the three months and six months ended June 30, 2007, respectively, and $7,513 and $14,592 for the three months and six months ended June 30, 2006, respectively.

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

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 85,500 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 13,000 restricted shares issued to certain executives and employees, and 12,500 restricted shares issued to its directors. The 60,000 shares granted under the deferred stock award vest over five years. Regarding the restricted shares awarded to the Company’s directors, the shares vest at the end of the year of service for which the shares are awarded. All restricted awards to employees have vested. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2007, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan was $43,590 and $83,231 for the three and six months ended June 30, 2007, respectively and $28,500 and $57,000 for the three months and six months ended June 30, 2006, respectively.

Discontinued Operations – On August 10, 2006, the Company sold the Holiday Inn Downtown in Williamsburg, Virginia. Accordingly, the results of operations for all prior periods are reflected as discontinued operations.

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the six months ended June 30, 2007.

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Land and land improvements	$13,363	$13,363
Buildings and improvements	98,658	98,130
Furniture, fixtures and equipment	27,622	20,751

	139,643	132,244
Less: accumulated depreciation	(23,052)	(20,828)

	$116,591	$111,416

5. Credit Facility

As of June 30, 2007, the Company had a secured, revolving credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association, Regions Bank and Manufacturers and Traders Trust Company that enables the Company to borrow up to $60.0 million, subject to borrowing base and loan-to-value limitations. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. The Company had borrowings of $8,207,858 and $15,228,232 at June 30, 2007 and December 31, 2006, respectively.

The facility matures during May 2010 and bears interest at a floating rate of LIBOR plus additional interest ranging from 2.0% to 2.5%. On June 30, 2007, LIBOR was 5.32%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The revolving line of credit facility includes an uncommitted accordion facility, pursuant to which the Company may be able to increase the total commitment under the revolving line of credit facility up to $75.0 million. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone, the Hilton Philadelphia Airport, the property under renovation in Jeffersonville, Indiana, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At June 30, 2007, the three properties had a net carrying value of approximately $45.0 million. Under the terms of the credit facility, the Company must satisfy certain financial and non-financial covenants. As of June 30, 2007 and December 31, 2006, the Company was in compliance with all of the required covenants.

6. Mortgage Debt

Upon its formation, the Company assumed existing mortgage debt with MONY that was in place on two of the initial properties.

On September 25, 1998, Savannah Hotel Associates, LLC obtained a mortgage loan in the amount of $12.8 million to refinance the mortgage at the Savannah DeSoto Hilton hotel. The loan is secured by the Savannah DeSoto Hilton and its maturity date is November 1, 2008. Loan principal and interest payments are due monthly, with fixed principal payments plus interest amortized over a twenty (20) year schedule. Interest is based on a fixed rate of 7.49%. Savannah Hotel Associates, LLC recorded deferred financing costs of approximately $0.2 million related to obtaining the mortgage loan. The outstanding balance due on the loan as of June 30, 2007 and December 31, 2006 was $9,425,548 and $9,685,090, respectively.

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, is being used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of 6.21% with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule. The outstanding balance due on the loan as of June 30, 2007 and December 31, 2006 was $23,000,000 and $13,922,010, respectively.

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

Total mortgage debt maturities as of June 30, 2007 for the following twelve-month periods were as follows ($000s):

June 30, 2008	$549
June 30, 2009	8,876
June 30, 2010	—
June 30, 2011	18,000
June 30, 2012	703
Thereafter	22,297

Total	$50,425

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five -year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease was $10,795 and $21,590 for the three months and six months ended June 30, 2007, respectively and $10,795 and $21,590 for the three months and six months ended June 30, 2006.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For the three months and six months ended June 30, 2007, rent expense was $23,871 and $47,741, respectively. For the three months and six months ended June 30, 2006, rent expense was $19,026 and $38,052, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense was $56,534 and $98,569 for the three months and six months ended June 30, 2007, respectively. Lease expense was $40,238 and $80,213 for the three and six months ended June 30, 2006, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2007. Rent expense for each of the three-month periods ended June 30, 2007 and 2006 was $1,160; for the six-month periods ended June 30, 2007 and 2006, $2,320.

The Company leases 1,890 square feet of commercial office space in Williamsburg, Virginia under a two-year agreement that expires August 31, 2008. There is a one-year renewal option. For the three months and six months ended June 30, 2007 rent expense was $10,395 and $20,790, respectively.

Purchase Agreement – On May 25, 2007, the Company entered into a definitive agreement to purchase a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million. The Company had previously agreed to acquire only the common space of the hotel, which was initially structured as a condominium hotel. Subsequently, the Company agreed to purchase two additional units in the hotel and to provide the developer with the right to require the Company to purchase up to a maximum of 100 units on or before August 1, 2007 at a maximum price of $197,000 per unit subject to certain conditions. Under the current purchase agreement, the hotel will be purchased in fee simple, and prior agreements with the seller will terminate at the end of the due diligence period, which was extended to August 3, 2007, subject to certain conditions relating to the hotel. In the event the purchase agreement is terminated by the Company during the due diligence period, the existing agreements relating to the condominium hotel will remain in place. The Company intends to complete the transaction through a joint venture and retain a 25% equity position in the hotel. Closing is subject to customary conditions and is expected to take place in the third quarter of 2007.

Management Agreement – Each of the seven hotels that the Company owned at June 30, 2007 operates under a ten-year master management agreement with MHI Hotels Services which expires between December 2014 and July 2015 (see Note 9).

Franchise Agreements – As of June 30, 2007, the Company’s six operating hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The Company has also executed a franchise agreement with Starwood Hotels and Resorts to operate the property in Jeffersonville, Indiana as a Sheraton. Under the agreement, the Company will be required to pay similar franchise fees once the hotel is re-opened.

Restricted Cash Reserves – Each month, the Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required to establish a property improvement fund for each of these two hotels to cover the cost of replacing capital assets at the properties. Each month, contributions to the property improvement fund are based on a percentage of gross revenues or receipts at each hotel equating to 5% for the Savannah DeSoto Hilton and 4% for the Wilmington Riverside Hilton.

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

In June 2006, the Company issued 8,000 shares of restricted common stock to its independent directors and non-executive employees. In January 2007, the Company issued 13,500 shares of restricted stock to certain of its executives and independent directors. In March 2007, two holders of units in the Operating Partnership redeemed 120,000 units for an equivalent number of shares of the Company’s common stock. In April 2007, the Company issued 1,500 shares of restricted stock to a new independent director. As of June 30, 2007, the Company had 6,847,000 shares of common stock outstanding.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of June 30, 2007, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of June 30, 2007, the total number of Operating Partnership units outstanding was 3,787,607.

9. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services (a company that is majority-owned and controlled by the Company’s Chief Executive Officer and Chief Financial Officer and two members of the Board of Directors):

Accounts Receivable – At June 30, 2007 and December 31, 2006, the Company was due $17,160 and $195,859, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the three months and six months ended June 30, 2007 the Company earned $160,000 and $320,000 in leasehold revenue, respectively. For the three months and six months ended June 30, 2006, the Company earned $160,000 and $320,000 in leasehold revenue, respectively.

Sublease of Office Space – The Company subleases office space in Greenbelt, MD from MHI Hotels Services. Rent expense was $9,510 and $19,020 for the three months and six months ended June 30, 2007, respectively. Rent expense was $9,270 and $18,540 for the three months and six months ended June 30, 2006, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the seven hotels that the Company owned at June 30, 2007 are managed by MHI Hotels Services under a master management agreement, which expires ten years from the commencement date of the agreement for each hotel. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels was 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville Hotel is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed to substitute the property in Jeffersonville, Indiana for the Williamsburg property under the master management agreement. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenue of the individual hotel that qualifies for incentive fee.

The Company paid MHI Hotels Services $561,532 and $1,047,757 for the three months and six months ended June 30, 2007, respectively, and $469,365 and $843,899 for the three months and six months ended June 30, 2006, respectively, in management fees. In addition, estimated incentive management fees of $90,720 and $0 were accrued, but not paid, as of June 30, 2007 and 2006, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. The Company paid $24,819 and $47,730 for the three months and six months ended June 30, 2007, respectively and $18,708 and $36,093 for the three months and six months ended June 30, 2006, respectively, for benefits.

Reimbursement of Real Estate and Personal Property Taxes – In January 2006, the Company received reimbursement of real estate and personal property taxes totaling $173,632 related to the acquisition of the Crowne Plaza Jacksonville. The reimbursement for accrued taxes due at settlement was deferred until receipt and payment of the annual tax invoices.

Construction Management Services – The Company engaged MHI Hotels Services to manage the renovation of the Crowne Plaza Jacksonville and the Hilton Wilmington Riverside as well as the newly acquired property in Jeffersonville, Indiana. For the three months and six months ended June 30, 2007, the Company paid $250,000 and $450,000, respectively in construction management fees. For the three months and six months ended June 30, 2006, the Company paid $112,000 in construction management fees.

Charter Vessel Rental – The Company leases the “Jacksonville Princess”, a charter vessel docked adjacent to the Crowne Plaza Jacksonville from MHI Hotels, Inc., an affiliate of MHI Hotels Services, on an event-by-event basis for guests of the hotel. Charter rentals for the three months and six months ended June 30, 2007 were $27,791 and $66,145, respectively. Charter rentals for the three months and six months ended June 30, 2006 were $22,504 and $69,908, respectively.

10. Retirement Plan

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan for the three months and six months ended June 30, 2007 were $22,018 and $52,480, respectively. Company contributions to the plan for the three months and six months ended June 30, 2006 were $30,471.

11. Income Taxes

The components of the income tax provision (benefit) for the three months and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	25	28	26	286

	25	28	26	286

Deferred:
Federal	371	250	299	(104)
State	85	(1)	77	(29)

	456	249	376	(133)

	$481	$277	$402	$153

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$928	$687	$1,223	$803
Effect of non-taxable REIT income	(557)	(437)	(924)	(907)
State income tax expense	110	27	103	257

	$481	$277	$402	$153

As of June 30, 2007, the Company had a net deferred tax asset of approximately $0.7 million; primarily due to past years’ net operating loss. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

12. Discontinued Operations

The provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, require that hotels sold or held for sale be treated as discontinued operations.

On June 20, 2006, the Company announced it had entered into a definitive agreement to sell the Holiday Inn Downtown, in Williamsburg, Virginia. The transaction closed on August 10, 2006. The results of operations of the property for the three months and six months ended June 30, 2006 have been reclassified as discontinued operations.

The results of operations for the property for the three months and six months ended June 30, 2006 were as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(unaudited)	(unaudited)
Revenue
Rooms department	$664,717	$869,020
Food and beverage department	241,084	359,683
Other operating departments	13,481	18,111

Total revenue	919,282	1,246,814
Expenses
Hotel operating expenses
Rooms department	249,564	362,653
Food and beverage department	211,557	348,657
Other operating departments	12,126	19,188
Indirect	334,190	579,255

Total hotel operating expenses	807,437	1,309,753
Depreciation and amortization	69,939	134,841

Total operating expenses	877,376	1,444,594

Operating income (loss)	41,906	(197,780)
Minority interest in operating partnership	(15,129)	38,278
Income tax (provision) benefit	(832)	93,822

Net income (loss) from discontinued operations	$25,945	$(65,680)

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

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$1,442,807	$1,127,793	$2,045,309	$1,271,341
Basic:
Weighted average number of common shares outstanding	6,846,571	6,705,978	6,805,887	6,704,994
Net income per share—basic	$0.21	$0.16	$0.30	$0.19
Diluted:
Dilutive awards	60,000	69,000	60,000	65,470
Diluted weighted average number common shares outstanding	6,906,571	6,774,978	6,865,887	6,770,464
Net income per share—diluted	$0.21	$0.16	$0.30	$0.19

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

14. Subsequent Events

On July 11, 2007, the Company paid the dividend for the second quarter of 2007 that was authorized on April 26, 2007 to those stockholders and unitholders of MHI Hospitality, L.P. of record on June 15, 2007. The dividend was $0.17 per share (unit).

On July 16, 2007, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unitholders of record as of September 14, 2007. The dividend is to be paid on October 11, 2007.

On July 16, 2007, the Company entered into a definitive agreement to purchase a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, for the aggregate purchase price of $13.5 million. The hotel is located in Tampa’s Westshore corridor and is within two miles of the Tampa International Airport. The Company intends to make extensive renovations and re-brand the hotel, as is consistent with the Company’s repositioning strategy. To facilitate the closing of the acquisition, which is expected in the fourth quarter, subject to customary closing conditions, including satisfactory completion of a diligence review of the property, the Company will access funds from its credit facility.

On August 1, 2007, the Company entered into an amendment to its credit agreement with BB&T, as administrative agent and lender, dated May 8, 2006. The amended credit agreement reduces the rate of interest on the Company’s revolving credit facility by 0.375%, to a rate equal to LIBOR plus additional interest ranging from 1.625% to 2.125%. The amendment also reduces the capitalization rate from 10.0% to 8.5% for purposes of determining the asset value of the collateral for the credit facility. Finally, the amendment extends the maturity date from May 8, 2010 to May 8, 2011.

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.4 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $13.6 million, is being used to fund renovations to the property and for working capital. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06%, with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, upper upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering (“IPO “) and thereafter consummated the acquisition of six hotel properties (“initial properties”).

Our hotel portfolio currently consists of six full-service, upper up-scale and mid-scale hotels with 1,537 rooms, which operate under well-known brands such as Hilton, Crowne Plaza and Holiday Inn. The most recent addition to our portfolio in Jeffersonville, Indiana, was acquired on September 20, 2006. It is currently being renovated and is expected to re-open as the Sheraton Louisville Riverside in the first quarter 2008. Our operating partnership owns a 100% interest in the seven hotels listed below. We also have a leasehold interest in a resort condominium facility. As of June 30, 2007, we owned the following hotel properties:

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

On August 10, 2006, we sold the Holiday Inn Downtown in Williamsburg, Virginia for $4.75 million. We took back three promissory notes totaling $4.43 million from the purchaser and received the remainder of the purchase price in cash.

Promissory notes in the amount of $2.63 million and $1.4 million were repaid during the first quarter 2007. The remaining note for $0.4 million bears interest at a rate of 8.0% with interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule. The note matures August 10, 2026 and is secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser.

On April 26, 2007, we entered into a program agreement and related operating agreements with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”). The agreements provide for the formation of entities to be jointly owned by us and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, we will offer the joint venture the first right to acquire potential investment opportunities identified by us with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture over the next three years. Carlyle will fund up to 90% of the equity of an acquisition, and we will provide between 10% and 25%.

We will receive an asset management fee of 1.5% of the gross revenues of the hotels owned by the venture. In addition, we will have a first right of offer with respect to any investment disposed by the joint venture. It is expected that hotels acquired by the joint venture will be managed by MHI Hotels Services.

On May 25, 2007, we entered into a definitive agreement to purchase a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million. We intend to complete the transaction through a joint venture with Carlyle and retain a 25% equity position in the hotel. Closing is subject to customary conditions and is expected to take place in the third quarter of 2007.

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership, and we own an approximate 64.4% interest in our operating partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

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

Results of Operations

The following table illustrates the key operating metrics for the three months and six months ended June 30, 2007 and 2006 for the properties we owned during the respective reporting periods and reflected in net income from continuing operations.

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Occupancy %	75.6%	77.2%	73.2%	72.7%
ADR	$122.81	$114.66	$118.94	$112.73
RevPAR	$92.83	$88.51	$87.12	$81.97
Available Room Nights	139,867	139,867	278,197	278,197

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Revenue. Total revenue for the three months ended June 30, 2007 was approximately $19.4 million, an increase of approximately $0.8 million or 4.2% from the three months ended June 30, 2006. The largest increase in revenue was from room revenues, which, for the three months ended June 30, 2007 rose to approximately $13.0 million, an increase of approximately $0.6 million or 4.9% compared to room revenues for the three months ended June 30, 2006. The six properties whose operating results are reflected in income from continuing operations were able to achieve a 4.9% increase in room revenue through a 7.1% increase in ADR offset by a 2.1% decrease in occupancy. Each of our properties was able to increase ADR with increases ranging from 4.4% to 12.8%. Occupancy performance ranged between 66.7% and 85.3%.

Food and beverage revenues for the three months ended June 30, 2007 increased approximately $0.1 million or 1.5% to approximately $5.4 million compared to food and beverage revenues for the three months ended June 30, 2006.

Revenue from other operating departments for the three months ended June 30, 2007 increased approximately $0.1 million or 10.0% to approximately $1.0 million compared to other operating revenue for the three months ended June 30, 2006. Higher no-show revenue and cancellation fees accounted for most of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $13.9 million, an increase of approximately $0.3 million or 2.0% for the three months ended June 30, 2007 compared to approximately $13.6 million for the three months ended June 30, 2006.

Rooms expense for the three months ended June 30, 2007 decreased approximately $0.1 million or 2.7% to approximately $3.3 million compared to rooms expense of approximately $3.4 million for the three months ended June 30, 2006. Much of the decrease relates to the lower level of expense associated with lower occupancy.

Food and beverage expenses for the three months ended June 30, 2007 increased approximately $0.3 million or 7.6% to approximately $3.8 million compared to food and beverage expense for the three months ended June 30, 2006. Higher food costs, a decrease in banquet sales at several properties, and increased costs related to the renovation of the kitchen at the Wilmington Hilton Riverside contributed to the increase in food and beverage expense. Indirect expenses at our properties for the three months ended June 30, 2007 increased approximately $0.1 million or 1.4% to approximately $6.6 million compared to the three months ended June 30, 2006.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2007 remained at the same level of expense for the three months ended June 30, 2006 totaling approximately $1.2 million.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2007 increased approximately $0.2 million or 33.0% to approximately $0.9 million compared to approximately $0.7 million for the three months ended June 30, 2006. A substantial portion of the increase is attributable to the pro-rata accrual of bonuses in accordance with the current year’s cash bonus plan for executive officers. We also incurred additional legal fees in structuring the program and operating agreements that will allow us to jointly acquire, develop and operate hotel assets and/or hotel portfolios with Carlyle.

Interest Expense. Interest expense for the three months ended June 30, 2007 decreased approximately $0.1 million or 6.2% to approximately $1.0 million compared to interest expense for the three months ended June 30, 2006, primarily due to decreased borrowings on the credit facility for working capital purposes.

Income Taxes. The provision for income taxes for the three months ended June 30, 2007 increased to approximately $0.5 million. The income tax provision is primarily derived from the operations of our TRS lessee. The net operating income of our TRS lessee attributable to continuing operations for the three months ended June 30, 2007 was greater than the net operating income attributable to continuing operations for the three months ended June 30, 2006.

Net Income. The net income for the three months ended June 30, 2007 increased approximately $0.3 million to approximately $1.4 million compared to the three months ended June 30, 2006 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Revenue. Total revenue for the six months ended June 30, 2007 was approximately $36.3 million, an increase of approximately $2.2 million or 6.3% from the six months ended June 30, 2006. The largest increase in revenue was from room revenues, which, for the six months ended June 30, 2007 rose to approximately $24.2 million, an increase of approximately $1.4 million or 6.3% compared to room revenues for the six months ended June 30, 2006. The six properties whose operating results are reflected in income from continuing operations were able to achieve a 6.3% increase in room revenue through a 5.5% increase in ADR in addition to a 0.7% increase in occupancy. Each of our properties was able to increase ADR with increases ranging from 1.2% to 9.3%. Occupancy performance ranged between 62.4% and 81.0%.

Food and beverage revenues for the six months ended June 30, 2007 increased approximately $0.6 million or 6.4% to approximately $10.2 million compared to food and beverage revenues for the six months ended June 30, 2006.

Revenue from other operating departments for the six months ended June 30, 2007 increased approximately $0.1 million or 7.0% to approximately $1.9 million compared to other operating revenue for the six months ended June 30, 2006. Higher no-show revenue and cancellation fees accounted for most of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $26.7 million, an increase of approximately $0.8 million or 3.2% for the six months ended June 30, 2007 compared to approximately $25.9 million for the six months ended June 30, 2006.

Rooms expense for the six months ended June 30, 2007 remained at the same level as rooms expense for the six months ended June 30, 2006, or approximately $6.3 million, consistent with the slight change in occupancy.

Food and beverage expenses for the six months ended June 30, 2007 increased approximately $0.5 million or 7.0% to approximately $7.0 million compared to food and beverage expense for the six months ended June 30, 2006. Higher food costs, a decrease in banquet sales at several properties, and increased costs related to the renovation of the kitchen at the Wilmington Hilton Riverside contributed to the increase in food and beverage expense. Indirect expenses at our properties for the six months ended June 30, 2007 increased approximately $0.3 million or 2.7% to approximately $12.9 million compared to the six months ended June 30, 2006.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2007 remained at the same level of expense for the six months ended June 30, 2006 totaling approximately $2.4 million.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2007 increased approximately $0.3 million or 21.2% to approximately $1.8 million compared to approximately $1.5 million for the six months ended June 30, 2006. A substantial portion of the increase is attributable to the pro-rata accrual of bonuses in accordance with the current year’s cash bonus plan for executive officers. We also incurred additional legal fees in structuring the program and operating agreements that will allow us to jointly acquire, develop and operate hotel assets and/or hotel portfolios with Carlyle.

Interest Expense. Interest expense for the six months ended June 30, 2007 remained at the same level of interest expense for the six months ended June 30, 2006, or approximately $2.1 million. Lower interest expense for the six months ended June 30, 2007 related to borrowings on the credit facility for working capital purposes were offset by higher interest expense on the mortgage on the Wilmington Hilton Riverside.

Income Taxes. The provision for income taxes for the six months ended June 30, 2007 increased to approximately $0.4 million. The income tax provision is primarily derived from the operations of our TRS lessee. The net operating income of our TRS lessee attributable to continuing operations for the six months ended June 30, 2007 was greater than the net operating income attributable to continuing operations for the six months ended June 30, 2006.

Net Income. The net income for the six months ended June 30, 2007 increased approximately $0.8 million to approximately $2.0 million compared to the six months ended June 30, 2006 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months and six months ended June 30, 2007 and 2006 (unaudited):

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Net income	$1,442,807	$1,127,793	$2,045,309	$1,271,341
Add minority interest	805,742	657,254	1,150,211	740,926
Add depreciation and amortization	1,225,859	1,291,758	2,450,320	2,523,095
Add loss on disposal of assets	14,267	—	14,267	—

FFO	$3,488,675	$3,076,805	$5,660,107	$4,535,363

Weighted average shares outstanding	6,846,571	6,705,978	6,805,887	6,704,994
Weighted average units outstanding	3,787,607	3,907,607	3,827,386	3,907,607

Weighted average shares and units	10,634,178	10,613,585	10,633,273	10,612,601

FFO per share and unit	$0.33	$0.29	$0.53	$0.43

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the six months ended June 30, 2007 was approximately $6.2 million. We currently expect that the net cash provided by operations will be adequate to fund our continuing operations, debt service and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains. We paid dividends of $0.17 per share (unit) on July 11, 2007, which we funded out of working capital.

Investing Activities. We substantially completed renovations at the Crowne Plaza Jacksonville Hotel in the fourth quarter of 2006 and are currently renovating the Hilton Wilmington Riverside and the property in Jeffersonville, Indiana. During the six months ended June 30, 2007, approximately $7.4 million was spent on renovations and capital improvements. Of that amount, approximately $0.5 million was funded from our capital improvement reserve. Additionally, we were repaid the principal balance on two promissory notes, arising from the last year’s sale of and secured by the Holiday Inn Downtown in Williamsburg, Virginia, totaling $4.03 million. These activities represent our net cash flow used in investing activities for the six months ended June 30, 2007 of approximately $2.9 million.

Financing Activities. For the six months ended June 30, 2007, net cash used in financing activities was approximately $2.1 million. We refinanced the mortgage on the Hilton Wilmington Riverside generating approximately $9.2 million in proceeds which is being used to fund the renovations to the property. We incurred costs of approximately $0.3 million associated with the refinancing and made principal payments of approximately $0.4 million as required under various mortgage loan agreements. We used approximately $7.0 million to repay a substantial portion of the outstanding balance of the credit facility and used approximately $3.8 million to make distributions to our unitholders and dividends to holders of our common stock.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of approximately $5.3 million, of which approximately $2.2 million was in restricted reserve accounts and approximately $0.4 million was in real estate tax escrows. Coincident with the purchase of the Crowne Plaza Jacksonville Hotel, we placed $3.0 million into a capital improvement reserve with Mercantile Safe Deposit and Trust Company, the mortgagor’s trustee. As of June 30, 2007, we had approximately $0.7 million remaining in the account, which we believe will be adequate to fund the remaining expenditures included in the capital improvement program.

On August 1, 2007, we entered into an amendment to our credit agreement with BB&T, as administrative agent and lender, dated May 8, 2006. The amended credit agreement reduces the rate of interest on our revolving credit facility by 0.375%, to a rate equal to LIBOR plus additional interest ranging from 1.625% to 2.125%. The amendment also reduces the capitalization rate from 10.0% to 8.5% for purposes of determining the asset value of the collateral for the credit facility. Finally, the amendment extends the maturity date from May 8, 2010 to May 8, 2011.

Under the joint venture agreement with The Carlyle Group, we will offer the joint venture the first right to acquire potential investment opportunities we identify with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture over the next three years and will fund up to 90% of the equity of an acquisition. Provided suitable investment opportunities are found, we expect that we will invest between $11.1 million and $33.3 million over the next three years in connection with the acquisition of properties by the joint venture. Such investments will initially be funded from borrowings on our credit facility but may be replaced by one or more of the following:

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties;

•	the issuance of additional shares of common or preferred stock; and

•	the issuance of additional units in the operating partnership.

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

Capital Expenditures

Our most significant short-term liquidity requirements relate to the renovations at our Wilmington and Savannah properties and the extensive renovations at the property in Jeffersonville, Indiana, as well as our commitment to purchase property in Tampa, Florida.

On September 20, 2006, we purchased the Louisville Ramada Riverfront Inn in Jeffersonville, Indiana with the intention of renovating and re-branding the hotel. On February 23, 2007, we obtained a 15-year franchise license agreement with Starwood Hotels and Resorts to brand the property as a Sheraton hotel. Renovation costs are estimated at approximately $13.5 million, and the property is expected to re-open in the first quarter 2008. Such costs are being funded by additional borrowings on the credit facility.

On February 23, 2007, we entered into an agreement to relicense the Hilton Wilmington Riverside with Hilton Inns, Inc. extending the franchise agreement to March 31, 2018. To comply with the Hilton relicensing agreement, we have begun extensive renovation of the hotel under a property improvement plan (“PIP”), which we expect to complete in the first quarter of 2008. We estimate that the cost of improvements to be approximately $10.2 million. On March 29, 2007, we refinanced the mortgage on the hotel generating approximately $9.2 million, which is being used to fund the renovations. The remainder of the cost will be funded by additional borrowings on the credit facility. Additionally, the funds in the restricted reserve account, approximately $0.2 million at June 30, 2007, are available to fund a portion of the renovations.

On May 25, 2007, we entered into a definitive agreement to purchase a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million. We intend to complete the transaction in the third quarter of 2007 through a joint venture with Carlyle and retain a 25% equity position in the hotel. We expect that our equity position will require a contribution between $5.0 million and $6.0 million, which we intend to fund by additional borrowings on our credit facility.

On July 16, 2007, we entered into a definitive agreement to purchase a 250-room hotel in Tampa, Florida formerly known as the Tampa Clarion Hotel for the aggregate purchase price of $13.5 million. We intend to make extensive renovations and re-brand the hotel, as is consistent with our repositioning strategy. Renovation costs are estimated at $25.0 million. The cost to acquire and renovate the hotel will be funded by additional borrowings on the credit facility.

On July 18, 2007, we entered into an agreement to relicense the Hilton Savannah DeSoto Hotel with Hilton Inns, Inc. extending the franchise agreement to July 31, 2017. To comply with the Hilton relicensing agreement, we are required to complete a PIP. We estimate the cost of improvements to be approximately $12.5 million. On August 2, 2007, we refinanced the mortgage on the hotel, which will generate approximately $13.6 million over the renovation period and will be sufficient to fund the renovation. We expect that the funds in the restricted reserve account, approximately $1.3 million at June 30, 2007, will be available to fund a portion of the renovations. The combined use of the restricted reserve account and refinancing should generate approximately $2.5 million available for working capital as well as other capital projects.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Ground and building leases	$1,870	$340	$603	$567	$360
Mortgage loans	68,487	4,105	15,571	22,109	26,702
Revolving credit facility, including interest	10,442	620	1,241	8,581	—

	$80,799	$5,065	$17,415	$31,257	$27,062

In connection with the acquisition of our six initial hotel properties, we entered into tax indemnity agreements that require us to indemnify the contributors of our initial properties against certain tax liabilities in the event we sell those properties in a taxable transaction during a 10-year period. Such indemnification obligations could result in aggregate payments of approximately $46.0 million. In 2006, we structured the purchase of the property in Jeffersonville, Indiana and the sale of the Holiday Inn Downtown Williamsburg to meet the requirements of an Internal Revenue Code Section 1031 like-kind exchange, enabling us to defer tax on capital gains as well as any obligation under the tax indemnity agreement. Our obligations under the tax indemnity agreements may effectively preclude us from selling or disposing of certain of the initial hotels or other properties into which those tax liabilities have been transferred in taxable transactions or reducing our consolidated indebtedness below approximately $11.0 million.

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

There were no charges for impairment recorded for the three months or six months ended June 30, 2007 or 2006.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2007. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the Section titled “Risk Factors” in our Annual Report on Form 10-K and subsequent reports filed with the Securities and Exchange Commission.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit facility required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of June 30, 2007, derivatives with a fair value of approximately $(135,000) were included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of June 30, 2007, we had approximately $50.4 million of fixed-rate debt and approximately $8.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 7.09%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding under our credit facility remains at approximately $8.2 million, the balance at June 30, 2007, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $218,000.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.19C	Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, L.L.C. and MHI Hollywood, LLC (3)

10.26A	Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007(4)

10.26B	Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007(4)

10.26C	Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007(4)

10.27	Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC(3)

10.29	Employment Agreement dated May 25, 2007 between MHI Hospitality Corporation and Julia Farr Connolly

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: August 7, 2007	By:	/s/ Andrew M. Sims

Andrew M. Sims
Chief Executive Officer and Chairman of the Board

	By:	/s/ William J. Zaiser

Williams J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.19C	Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, L.L.C. and MHI Hollywood, LLC (3)

10.26A	Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007(4)

10.26B	Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007(4)

10.26C	Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007(4)

10.27	Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC(3)

10.29	Employment Agreement dated May 25, 2007 between MHI Hospitality Corporation and Julia Farr Connolly

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.