Form 10-Q
period 2007-09-30
MHI Hospitality CORP
filed 2007-11-08
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007, there were 6,897,000 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Investment in hotel properties, net	$120,343,099	$111,416,404
Investment in joint venture	5,482,116	—
Cash and cash equivalents	3,623,331	1,445,491
Restricted cash	2,755,209	2,522,234
Accounts receivable	1,995,085	2,143,426
Accounts receivable-affiliate	39,051	195,859
Prepaid expenses, inventory and other assets	2,487,569	1,979,371
Notes receivable	400,000	4,430,000
Shell Island lease purchase, net	2,367,647	2,676,470
Deferred financing costs, net	1,086,778	793,558

TOTAL ASSETS	$140,579,885	$127,602,813

LIABILITIES
Line of credit	$16,207,858	$15,228,232
Mortgage loans	53,000,000	41,607,099
Accounts payable and other accrued liabilities	7,078,837	5,429,990
Dividends and distributions payable	1,807,883	1,805,333
Advance deposits	830,317	509,084

TOTAL LIABILITIES	78,924,895	64,579,738
Minority interest in operating partnership	20,331,146	21,001,287

Commitments and contingencies (see Note 7)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,897,000 shares and 6,712,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	68,970	67,120
Additional paid in capital	48,293,005	47,947,267
Accumulated deficit	(7,038,131)	(5,992,599)

TOTAL SHAREHOLDERS’ EQUITY	41,323,844	42,021,788

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,579,885	$127,602,813

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
REVENUE
Rooms department	$11,683,189	$10,670,222	$35,919,953	$33,474,763
Food and beverage department	4,115,491	4,352,351	14,311,188	13,937,662
Other operating departments	928,091	1,095,163	2,788,738	2,833,972

Total revenue	16,726,771	16,117,736	53,019,879	50,246,397
EXPENSES
Hotel operating expenses
Rooms department	3,042,175	2,956,682	9,356,688	9,231,870
Food and beverage department	3,078,288	3,059,996	10,112,504	9,634,172
Other operating departments	229,593	221,785	671,763	657,545
Indirect	6,251,115	5,851,031	19,198,447	18,462,536

Total hotel operating expenses	12,601,171	12,089,494	39,339,402	37,986,123
Depreciation and amortization	1,227,443	1,211,386	3,677,762	3,599,640
Corporate general and administrative	599,904	552,648	2,362,878	2,007,063

Total operating expenses	14,428,518	13,853,528	45,380,042	43,592,826

OPERATING INCOME	2,298,253	2,264,208	7,639,837	6,653,571
Other income (expense)
Interest expense	(1,047,256)	(1,097,794)	(3,117,296)	(3,167,740)
Interest income	32,570	74,256	99,404	117,667
Equity loss in joint venture	(624,039)	—	(624,039)	—
Unrealized loss on hedging activities	(329,972)	(231,870)	(56,113)	(231,870)
Gain (Loss) on disposal of assets	4,863	126,664	(9,404)	126,664

Income before minority interest in operating partnership and income taxes	334,419	1,135,464	3,932,389	3,498,292
Minority interest in operating partnership	(219,056)	(465,522)	(1,369,267)	(1,244,726)
Income tax benefit (provision)	293,756	129,591	(108,694)	(117,012)

Income from continuing operations	409,119	799,533	2,454,428	2,136,554
Loss from discontinued operations, net	—	(190)	—	(65,870)

NET INCOME	$409,119	$799,343	$2,454,428	$2,070,684

Continuing operations per share
Basic	$0.06	$0.12	$0.36	$0.32
Diluted	$0.06	$0.12	$0.36	$0.32
Discontinued operations per share
Basic	$0.00	$(0.00)	$0.00	$(0.01)
Diluted	$0.00	$(0.00)	$0.00	$(0.01)
Net income (loss) per share
Basic	$0.06	$0.12	$0.36	$0.31
Diluted	$0.06	$0.12	$0.36	$0.31
Weighted average number of shares outstanding
Basic	6,864,935	6,712,000	6,825,786	6,707,355
Diluted	6,924,935	6,781,000	6,885,786	6,774,015

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2006	6,712,000	$67,120	$47,947,267	$(5,992,599)	$42,021,788
Issuance of restricted common stock awards	15,000	150	145,710	—	145,860
Conversion of units in operating partnership to common stock	170,000	1,700	114,528	—	116,228
Amortization of deferred stock grants	—	—	85,500	—	85,500
Net income	—	—	—	2,454,428	2,454,428
Dividends declared	—	—	—	(3,499,960)	(3,499,960)

Balances at September 30, 2007	6,897,000	$68,970	$48,293,005	$(7,038,131)	$41,323,844

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended September 30, 2007	Nine months ended September 30, 2006
Cash Flows from Operating Activities:
Net income	$2,454,428	$2,070,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,677,762	3,736,509
Equity in loss of joint venture	624,039	—
(Gain) loss on disposal of assets	9,404	(126,664)
Unrealized loss on hedging activities	56,113	231,870
Amortization of deferred financing costs	207,584	172,415
Charges related to equity-based compensation	128,811	158,500
Minority interest in operating partnership	1,369,267	1,206,350
Changes in assets and liabilities:
Restricted cash	(201,636)	(69,320)
Accounts receivable	148,341	(506,192)
Inventory, prepaid expenses and other assets	(1,005,968)	(615,700)
Accounts payable and other accrued liabilities	1,678,235	(69,384)
Advance deposits	321,233	294,016
Due from affiliates	156,808	231,465

Net cash provided by operating activities	9,624,421	6,714,549

Cash flows from investing activities:
Acquisitions of hotel properties	—	(7,696,353)
Investment in joint venture	(6,106,155)	—
Improvements and additions to hotel properties	(11,790,221)	(4,355,225)
Funding of restricted cash reserves	(855,784)	(821,730)
Proceeds of restricted cash reserves	824,446	2,233,945
Proceeds of notes receivable	4,030,000	—
Proceeds from sale of hotel properties	—	162,459

Net cash used in investing activities	(13,897,714)	(10,476,904)

Cash flows from financing activities:
Dividends and distributions paid	(5,420,590)	(5,412,600)
Proceeds of mortgage refinancing	11,851,780	—
Net proceeds of credit facility	979,626	12,728,232
Payment of deferred financing costs	(500,804)	(622,750)
Payment of loans	(458,879)	(801,872)

Net cash provided by financing activities	6,451,133	5,891,010

Net increase in cash and cash equivalents	2,177,840	2,128,655
Cash and cash equivalents at the beginning of the period	1,445,491	501,810

Cash and cash equivalents at the end of the period	$3,623,331	$2,630,465

Supplemental disclosures:
Cash paid during the period for interest	$3,370,292	$2,936,748

Cash paid during the period for income taxes	$310,568	$349,231

Sale of property for promissory notes	$—	$4,430,000

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

On July 16, 2007, the Company entered into a definitive agreement to purchase a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel for the aggregate purchase price of $13.5 million. The hotel is located in Tampa’s Westshore corridor and is within two miles of the Tampa International Airport. The Company intends to make extensive renovations and re-brand the hotel, as is consistent with the Company’s repositioning strategy.

On August 1, 2007, the Company entered into an amendment to its credit agreement with BB&T, as administrative agent and lender, dated May 8, 2006. The amended credit agreement with BB&T and certain other lenders reduced the rate of interest on the Company’s revolving credit facility by 0.375%, so that it bears a rate equal to LIBOR plus additional interest ranging from 1.625% to 2.125%. The amendment also reduced the capitalization rate to 8.5% from 10.0% for purposes of determining the asset value of the collateral for the credit facility. Finally, the amendment extended the maturity date of the Company’s revolving credit facility from May 8, 2010 to May 8, 2011.

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds was issued to the Company. The remainder of the proceeds will be used to fund renovations to the property. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06%, with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule.

On August 8, 2007, through a joint venture with Carlyle, the Company completed the acquisition of the Crowne Plaza Resort Hollywood Beach, a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million, with Carlyle retaining a 75% equity position. A portion of the purchase was financed with a two-year $57.6 million non-recourse loan from Société Générale. The loan has three one-year extensions and is interest-only bearing a rate of LIBOR plus 1.94%. The hotel will be managed by MHI Hotels Services. The Company will receive an asset management fee of 1.5% of gross revenues of the hotel in addition to its share of the operating profits and proceeds of sale pursuant to the joint venture agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for and three months and nine months ended September 30, 2007 and 2006.

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

Investment in Hotel Properties – Investments in hotel properties are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141.

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

Investment in Joint Venture – Investment in joint venture represents the Company’s non-controlling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Resort Hollywood Beach and (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract. Carlyle owns a 75.0% controlling interest in both the entities. The Company accounts for its investment in joint venture under the equity method of accounting and is entitled to receive its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale proceeds.

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

At September 30, 2007 and December 31, 2006, the Company’s interest-rate swap agreement had an estimated fair value of $(464,815) and $(408,702), respectively, and is included in accounts payable and other accrued liabilities.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of September 30, 2007 and December 31, 2006 were $207,200 and $184,812, respectively. Amortization expense totaled $6,238 and $18,713 for the three months and nine months ended September 30, 2007, respectively, and $6,229 and $21,021 for the three months and nine months ended September 30, 2006, respectively.

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

On March 1, 2007, two holders of units in the Operating Partnership redeemed 120,000 units for an equivalent number of shares of the Company’s common stock. On August 28, 2007, one holder redeemed 50,000 units for an equivalent number of shares as well.

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

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 85,500 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 13,000 restricted shares issued to certain executives and employees, and 12,500 restricted shares issued to its directors. The 60,000 shares granted under the deferred stock award vest over five years. Regarding the restricted shares awarded to the Company’s directors, the shares vest at the end of the year of service for which the shares are awarded. All restricted awards to employees have vested. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of September 30, 2007, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan was $45,549 and $128,811 for the three and nine months ended September 30, 2007, respectively and $28,500 and $85,500 for the three months and nine months ended September 30, 2006, respectively.

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the nine months ended September 30, 2007.

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Land and land improvements	$13,368	$13,363
Buildings and improvements	105,191	98,130
Furniture, fixtures and equipment	25,951	20,751

	144,510	132,244
Less: accumulated depreciation	(24,167)	(20,828)

	$120,343	$111,416

5. Credit Facility

As of September 30, 2007, the Company had a secured, revolving credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company that enables the Company to borrow up to $60.0 million, subject to borrowing base and loan-to-value limitations. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On August 1, 2007, the Company entered into an amendment to its credit agreement reducing the rate of interest on the credit facility by 0.375%, reducing the capitalization rate to 8.5% from 10.0% for purposes of determining the asset value of the collateral for the credit facility and extending the maturity date by one year. The Company had borrowings of $16,207,858 and $15,228,232 at September 30, 2007 and December 31, 2006, respectively.

The facility matures during May 2011 and bears interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125%. On September 30, 2007, LIBOR was 5.12%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The revolving line of credit facility includes an uncommitted accordion facility, pursuant to which the Company may be able to increase the total commitment under the revolving line of credit facility up to $75.0 million. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone in Raleigh, North Carolina, the Hilton Philadelphia Airport and the property under renovation in Jeffersonville, Indiana, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At September 30, 2007, the three properties had a net carrying value of approximately $47.3 million. Under the terms of the credit facility, the Company must satisfy certain financial and non-financial covenants. As of September 30, 2007 and December 31, 2006, the Company was in compliance with all of the required covenants.

6. Mortgage Debt

Upon its formation, the Company assumed existing mortgage debt with MONY that was in place on two of the initial properties.

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds was issued to the Company. The remaining $11.0 million of the proceeds will fund a product improvement plan for the hotel in connection with the Hilton relicensing. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06%, with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule. The outstanding balance due on the loan as of September 30, 2007 and December 31, 2006 was $12,000,000 and $9,685,090, respectively.

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, is being used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of 6.21% with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule. The outstanding balance due on the loan as of September 30, 2007 and December 31, 2006 was $23,000,000 and $13,922,010, respectively.

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

Total mortgage debt maturities as of September 30, 2007 for the following twelve-month periods were as follows ($000s):

September 30, 2008	$—
September 30, 2009	245
September 30, 2010	18,715
September 30, 2011	1,270
September 30, 2012	1,350
Thereafter	42,420

Total future maturities	$64,000
Less: Funds remaining to be drawn on Hilton Savannah DeSoto mortgage	(12,000)

Mortgage loan balance, September 30, 2007	$53,000

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five -year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease was $10,795 and $32,385 for the three months and nine months ended September 30, 2007, respectively and $10,795 and $32,385 for the three months and nine months ended September 30, 2006.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For the three months and nine months ended September 30, 2007, rent expense was $23,871 and $71,612, respectively. For the three months and nine months ended September 30, 2006, rent expense was $19,351 and $57,943, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense was $49,289 and $147,853 for the three months and nine months ended September 30, 2007, respectively. Lease expense was $47,819 and $128,032 for the three and nine months ended September 30, 2006, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expired September 18, 2007. A new operating lease has been executed requiring annual payments of $4,961 and expires September 18, 2012. Rent expense for each of the three-month periods ended September 30, 2007 and 2006 was $1,160; for the nine-month periods ended September 30, 2007 and 2006, $3,480.

The Company leases 1,890 square feet of commercial office space in Williamsburg, Virginia under a two-year agreement that expires August 31, 2008. There is a one-year renewal option. For the three months and nine months ended September 30, 2007 rent expense was $10,499 and $31,289, respectively. Rent expense for the three months and nine months ended September 30, 2006 was $3,465.

The Company has agreed to lease a parking lot in close proximity to the property under renovation in Jeffersonville, Indiana. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana which expires December 31, 2011. The Company has the right to renew or extend its lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Minimum annual rents of $33,600 will commence no later than March 31, 2008.

Purchase Commitment – On July 16, 2007, the Company entered into a definitive agreement to purchase a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel for the aggregate purchase price of $13.5 million. On October 29, 2007, the Company completed the purchase and funded the acquisition with borrowings on its credit facility.

Management Agreement – Each of the seven hotels that the Company owned at September 30, 2007 operates under a ten-year master management agreement with MHI Hotels Services which expires between December 2014 and July 2015 (see Note 9).

Franchise Agreements – As of September 30, 2007, the Company’s six operating hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The Company has also executed a franchise agreement with Starwood Hotels and Resorts to operate the property in Jeffersonville, Indiana as a Sheraton. Under the agreement, the Company will be required to pay similar franchise fees once the hotel is re-opened.

Restricted Cash Reserves – Each month, the Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required to establish a property improvement fund for each of these two hotels to cover the cost of replacing capital assets at the properties. Each month, contributions to the property improvement fund equal to 4.0% of gross revenues for the Savannah DeSoto Hilton and the Wilmington Riverside Hilton.

Pursuant to the terms of the mortgage on the Crowne Plaza Jacksonville, the Company is required to contribute 4.0% of room revenues to a property improvement fund.

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

In June 2006, the Company issued 8,000 shares of restricted common stock to its independent directors and non-executive employees. In January 2007, the Company issued 13,500 shares of restricted stock to certain of its executives and independent directors. In March 2007, two holders of units in the Operating Partnership redeemed 120,000 units for an equivalent number of shares of the Company’s common stock. In April 2007, the Company issued 1,500 shares of restricted stock to a new independent director. In August 2007, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock. As of September 30, 2007, the Company had 6,897,000 shares of common stock outstanding.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2007, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of September 30, 2007, the total number of Operating Partnership units outstanding was 3,737,607.

9. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services (a company that is majority-owned and controlled by our CEO, our CFO and two members of the Board of Directors):

Accounts Receivable – At September 30, 2007 and December 31, 2006, the Company was due $39,051 and $195,859, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the three months and nine months ended September 30, 2007, the Company earned $160,000 and $480,000 in leasehold revenue, respectively. For the three months and nine months ended September 30, 2006, the Company earned $160,000 and $480,000 in leasehold revenue, respectively.

Sublease of Office Space – The Company subleases office space in Greenbelt, MD from MHI Hotels Services. Rent expense was $9,510 and $28,530 for the three months and nine months ended September 30, 2007, respectively. Rent expense was $10,030 and $28,750 for the three months and nine months ended September 30, 2006, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the seven hotels that the Company owned at September 30, 2007 are managed by MHI Hotels Services under a master management agreement, which expires between December 2014 and July 2015. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels was 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville Hotel is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed to substitute the property in Jeffersonville, Indiana for the Williamsburg property under the master management agreement. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenue of the individual hotel that qualifies for incentive fee.

The Company paid MHI Hotels Services $482,605 and $1,530,362 for the three months and nine months ended September 30, 2007, respectively, and $394,914 and $1,238,813 for the three months and nine months ended September 30, 2006, respectively, in management fees. In addition, estimated incentive management fees of $131,003 and $0 were accrued, but not paid, as of September 30, 2007 and 2006, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. The Company paid $23,877 and $71,607 for the three months and nine months ended September 30, 2007, respectively and $18,708 and $56,801 for the three months and nine months ended September 30, 2006, respectively, for benefits.

Construction Management Services – The Company engaged MHI Hotels Services to manage the renovation of the Crowne Plaza Jacksonville and the Hilton Wilmington Riverside as well as the newly acquired property in Jeffersonville, Indiana. For the three months and nine months ended September 30, 2007, the Company paid $50,000 and $500,000, respectively in construction management fees. For the three months and nine months ended September 30, 2006, the Company paid $0 and $112,000 in construction management fees.

Charter Vessel Rental – The Company leases the “Jacksonville Princess”, a charter vessel docked adjacent to the Crowne Plaza Jacksonville from MHI Hotels, Inc., an affiliate of MHI Hotels Services on an event-by-event basis for guests of the hotel. Charter rentals for the three months and nine months ended September 30, 2007 were $0 and $66,145, respectively. Charter rentals for the three months and nine months ended September 30, 2006 were $25,495 and $95,403, respectively.

10. Retirement Plan

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan for the three months and nine months ended September 30, 2007 were $14,826 and $32,275, respectively. Company contributions to the plan for the three months and nine months ended September 30, 2006 were $17,151 and $25,033, respectively.

11. Unconsolidated Joint Venture

The Company owns a 25% indirect interest in (i) the entity that owns the Crowne Plaza Resort Hollywood Beach and (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract. Carlyle owns a 75% controlling interest in both the entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

September 30, 2007
(unaudited)
ASSETS
Investment in hotel properties, net	$77,548,172
Cash and cash equivalents	854,131
Restricted cash	1,612,346
Accounts receivable	4,266
Prepaid expenses, inventory and other assets	860,268

TOTAL ASSETS	$80,879,183

LIABILITIES
Mortgage loans	57,600,000
Accounts payable and other accrued liabilities	1,161,836
Advance deposits	188,445

TOTAL LIABILITIES	58,950,281
TOTAL SHAREHOLDERS’ EQUITY	21,928,902

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,879,183

Period from August 8, 2007 through September 30, 2007
(unaudited)
Revenue
Rooms department	$9,630
Food and beverage department	5,579
Other operating departments	493

Total revenue	15,702
Expenses
Hotel operating expenses
Rooms department	28,928
Food and beverage department	32,034
Other operating departments	531
Indirect	152,127

Total hotel operating expenses	213,620
Depreciation and amortization	55,572

Total operating expenses	269,192

Operating loss	(253,490)
Start-up expenses	(1,599,720)
Interest expense	(645,515)
Interest income	2,570

Net loss	$(2,496,155)

The property was purchased with (i) the proceeds of a mortgage loan, secured by the property, and (ii) cash contributions from the Company and Carlyle. The two-year $57.6 million non-recourse loan from Société Générale has three one-year extensions and is interest-only bearing a rate of LIBOR plus 1.94%.

12. Income Taxes

The components of the income tax provision (benefit) for the three months and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	31	76	57	363

	31	76	57	363

Deferred:
Federal	(272)	(215)	27	(318)
State	(53)	(52)	25	(82)

	(325)	(267)	52	(400)

	$(294)	$(191)	$109	$(37)

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$114	$365	$1,337	$1,167
Effect of non-taxable REIT income	(386)	(580)	(1,310)	(1,485)
State income tax expense	(22)	24	82	281

	$(294)	$(191)	$109	$(37)

As of September 30, 2007, the Company had a net deferred tax asset of approximately $1.0 million; primarily due to current and past years’ net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

13. Discontinued Operations

The provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, require that hotels sold or held for sale be treated as discontinued operations.

On June 20, 2006, the Company announced it had entered into a definitive agreement to sell the Holiday Inn Downtown, in Williamsburg, Virginia. The transaction closed on August 10, 2006. The results of operations of the property for the three months and nine months ended September 30, 2006 have been reclassified as discontinued operations.

The results of operations for the property for the three months and nine months ended September 30, 2006 were as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
	(unaudited)	(unaudited)
Revenue
Rooms department	$435,001	$1,304,020
Food and beverage department	96,465	456,148
Other operating departments	16,020	34,132
Total revenue	547,486	1,794,300
Expenses
Hotel operating expenses
Rooms department	154,234	516,887
Food and beverage department	124,360	473,018
Other operating departments	6,108	25,296
Indirect	321,590	900,844

Total hotel operating expenses	606,292	1,916,045
Depreciation and amortization	2,028	136,869

Total operating expenses	608,320	2,052,914

Operating loss	(60,834)	(258,614)
Minority interest in operating partnership	97	38,375
Income tax benefit	60,547	154,369

Net loss from discontinued operations	$(190)	$(65,870)

14. Earnings per Share

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

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$409,119	$799,343	$2,454,428	$2,070,684
Basic:
Weighted average number of common shares outstanding	6,864,935	6,712,000	6,825,786	6,707,355
Net income per share—basic	$0.06	$0.12	$0.36	$0.31
Diluted:
Dilutive awards	60,000	69,000	60,000	69,000
Diluted weighted average number common shares outstanding	6,924,935	6,781,000	6,885,786	6,774,015
Net income per share—diluted	$0.06	$0.12	$0.36	$0.31

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

15. Subsequent Events

On October 11, 2007, the Company paid the dividend for the third quarter of 2007 that was authorized on July 16, 2007 to those stockholders and unitholders of MHI Hospitality, L.P. of record on September 14, 2007. The dividend was $0.17 per share (unit).

On October 15, 2007, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unitholders of record as of December 14, 2007. The dividend is to be paid on January 11, 2008.

On October 29, 2007, the Company completed the purchase of a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, for the aggregate purchase price of $13.5 million. The Company financed the acquisition with funds drawn on its credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, upper upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”).

Our current portfolio of operating hotels consists of six full-service, upper up-scale and mid-scale hotels with 1,537 rooms, which operate under well-known brands such as Hilton, Crowne Plaza and Holiday Inn. On September 20, 2006, we purchased a property in Jeffersonville, Indiana, that is currently being renovated and which is expected to re-open as the Sheraton Louisville Riverside in the first quarter 2008. We also have a 25% indirect non-controlling interest in the Crowne Plaza Resort Hollywood Beach through a joint venture with The Carlyle Group (“Carlyle”). And we have a leasehold interest in a resort condominium facility.

As of September 30, 2007, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Operating properties
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	274	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Properties under development
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

Recent Portfolio Changes

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

On August 8, 2007, through our joint venture with Carlyle, we completed the acquisition of the Crowne Plaza Resort Hollywood Beach, a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million, with Carlyle retaining a 75% equity position. A portion of the purchase was financed with a two-year $57,600,000 non-recourse loan from Société Générale. The loan has three one-year extensions and is interest-only bearing a rate of LIBOR plus 1.94%. The hotel will be managed by MHI Hotels Services. We also will receive an asset management fee of 1.5% of gross revenues of the hotel in addition to our share of the operating profits and proceeds of sale pursuant to the joint venture agreement.

On October 29, 2007, we purchased a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, for the aggregate purchase price of $13.5 million. We intend to make extensive renovations and re-brand the hotel as a Crowne Plaza, as is consistent with our repositioning strategy. Renovation costs are estimated at $25.0 million. The cost to acquire and renovate the hotel will be funded by additional borrowings on the credit facility.

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

Results of Operations

The following table illustrates the key operating metrics for the three months and nine months ended September 30, 2007 and 2006 for the properties we owned during the respective reporting periods and reflected in net income from continuing operations.

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Occupancy %	69.3%	67.9%	71.9%	71.1%
ADR	$119.24	$111.08	$119.06	$112.20
RevPAR	$82.62	$75.46	$85.61	$79.78
Available Room Nights	141,404	141,404	419,601	419,601

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

Revenue. Total revenue for the three months ended September 30, 2007 was approximately $16.7 million, an increase of approximately $0.6 million or 3.8% from the three months ended September 30, 2006. The largest increase in revenue was from room revenues, which, for the three months ended September 30, 2007 rose to approximately $11.7 million, an increase of approximately $1.0 million or 9.5% compared to room revenues for the three months ended September 30, 2006. The six properties whose operating results are reflected in income from continuing operations were able to achieve a 9.5% increase in room revenue through a 7.3% increase in ADR combined with a 2.0% increase in occupancy. As the Crowne Plaza Jacksonville was able to re-establish its position in the market following the brand change last year from Hilton, it experienced a 23.8% increase in room revenue. Additionally, our property in Philadelphia continues to experience high demand resulting in a 15.0% increase in room revenue. Combined increases in occupancy and ADR helped our properties in Savannah and Laurel increase their room revenues over 9.0%. We expect that our properties in Laurel and Jacksonville will continue to experience improvements in room revenue. During the renovations over the next three quarters at our properties in Wilmington and Savannah, we expect to see occupancy moderate. However, upon completion of the renovations, we expect to see increased demand at both properties.

Food and beverage revenues for the three months ended September 30, 2007 decreased approximately $0.2 million or 5.4% to approximately $4.1 million compared to food and beverage revenues for the three months ended September 30, 2006. While room sales from group business have remained strong, there has been less demand for banqueting services resulting in a decrease in food and beverage revenue.

Revenue from other operating departments for the three months ended September 30, 2007 decreased approximately $0.2 million or 15.3% to approximately $1.0 million compared to other operating revenue for the three months ended September 30, 2006. Most of the decrease was attributable to non-recurring consulting revenue during the three months ended September 30, 2006 from the developer of the hotel in Hollywood, Florida.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $12.6 million, an increase of approximately $0.5 million or 4.2% for the three months ended September 30, 2007 compared to approximately $12.1 million for the three months ended September 30, 2006.

Rooms expense for the three months ended September 30, 2007 increased approximately $0.1 million or 2.9%, remaining at the same level of rooms expense for the three months ended September 30, 2006, or approximately $3.0 million. As a percent of room revenue, rooms expense fell from 27.7% to 26.0%. The decrease was due to one-time costs realized in the three months ended September 30, 2006 to replace room amenities at our Hilton brand properties.

Food and beverage expenses for the three months ended September 30, 2007 remained at the same level of food and beverage expense for the three months ended September 30, 2006, or approximately $3.1 million. Higher food costs and increased costs related to the renovation of the kitchen at the Wilmington Hilton Riverside helped food and beverage expense remain at the same level as the three months ended September 30, 2006 despite a decrease in food and beverage revenue. Indirect expenses at our properties for the three months ended September 30, 2007 increased approximately $0.4 million or 6.8% to approximately $6.3 million compared to the three months ended September 30, 2006.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2007 remained at the same level of expense for the three months ended September 30, 2006 totaling approximately $1.2 million.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2007 remained at the same level of expense for the three months ended September 30, 2006 totaling approximately $0.6 million.

Interest Expense. Interest expense for the three months ended September 30, 2007 decreased approximately $0.1 million or 4.6% to approximately $1.0 million compared to interest expense for the three months ended September 30, 2006, primarily due to decreased borrowings on the credit facility for working capital purposes. As a result of increased borrowings on our credit facility to acquire our joint venture interest in the Crowne Plaza Resort Hollywood Beach, we expect to see increases in interest expense.

Equity Loss in Joint Venture. Equity loss in joint venture for the three months ended September 30, 2007 represents our share of the start-up costs for the Crowne Plaza Resort Hollywood Beach, as well as operating losses incurred during the first 13 days of operations.

Income Taxes. The income tax benefit for the three months ended September 30, 2007 increased to approximately $0.3 million. The income tax benefit is primarily derived from the operations of our TRS lessee. The net operating loss of our TRS lessee for the three months ended September 30, 2007 was greater than the net operating loss attributable to continuing operations for the three months ended September 30, 2006 primarily due to our share of the start-up costs and initial operating losses generated from our joint venture investment with Carlyle in the Crowne Plaza Resort Hollywood Beach.

Net Income. The net income for the three months ended September 30, 2007 decreased approximately $0.4 million to approximately $0.4 million compared to the three months ended September 30, 2006 as a result of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Revenue. Total revenue for the nine months ended September 30, 2007 was approximately $53.0 million, an increase of approximately $2.8 million or 5.5% from the nine months ended September 30, 2006. The largest increase in revenue was from room revenues, which, for the nine months ended September 30, 2007 rose to approximately $35.9 million, an increase of approximately

$2.4 million or 7.3% compared to room revenues for the nine months ended September 30, 2006. The six properties whose operating results are reflected in income from continuing operations were able to achieve a 7.3% increase in room revenue through a 6.1% increase in ADR in addition to a 1.1% increase in occupancy. Our property in Philadelphia accounted for the largest share of the increase achieving a 14.4% increase in room revenue. Each of our properties was able to increase ADR with increases ranging from 3.7% to 9.2%. Occupancy performance ranged between 60.6% and 81.1%.

Food and beverage revenues for the nine months ended September 30, 2007 increased approximately $0.4 million or 2.7% to approximately $14.3 million compared to food and beverage revenues of approximately $13.9 million for the nine months ended September 30, 2006. Stronger sales in the first quarter of this year have been offset by slow sales in the most recent quarter due to weaker demand for banqueting services at many of our properties.

Revenue from other operating departments for the nine months ended September 30, 2007 remained at the same level as the nine months ended September 30, 2007, or approximately $2.8 million. Higher no-show revenue and cancellation fees in the first part of the year has been offset by the non-recurring consulting revenue in the third quarter of last year associated with the developer of the Crowne Plaza Resort Hollywood Beach.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $39.3 million, an increase of approximately $1.4 million or 3.6% for the nine months ended September 30, 2007 compared to approximately $38.0 million for the nine months ended September 30, 2006.

Rooms expense for the nine months ended September 30, 2007 increased approximately $0.1 million or 1.4% to approximately $9.35 million compared to rooms expense of approximately $9.25 million for the nine months ended September 30, 2006. A higher increase in rooms expense would have been realized if not for one-time costs realized in the nine months ended September 30, 2006 to replace room amenities at our Hilton brand properties.

Food and beverage expenses for the nine months ended September 30, 2007 increased approximately $0.5 million or 5.0% to approximately $10.1 million compared to food and beverage expense for the nine months ended September 30, 2006. Higher food costs, a decrease in banquet sales at several properties, and increased costs related to the renovation of the kitchen at the Wilmington Hilton Riverside contributed to the increase in food and beverage expense. Indirect expenses at our properties for the nine months ended September 30, 2007 increased approximately $0.7 million or 4.0% to approximately $19.2 million compared to the nine months ended September 30, 2006.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2007 increased approximately $0.1 million or 2.2% to approximately $3.7 million compared to depreciation and amortization expense for the nine months ended September 30, 2006.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2007 increased approximately $0.4 million or 17.7% to approximately $2.4 million compared to approximately $2.0 million for the nine months ended September 30, 2006. A substantial portion of the increase is attributable to the pro-rata accrual of bonuses in accordance with the current year’s cash bonus plan for executive officers. We also incurred additional legal fees in structuring the program and operating agreements that will allow us to jointly acquire, develop and operate hotel assets and/or hotel portfolios with Carlyle.

Interest Expense. Interest expense for the nine months ended September 30, 2007 decreased approximately $0.05 million or 1.6% to approximately $3.1 million compared to interest expense for the nine months ended September 30, 2006. Lower interest expense for the nine months ended September 30, 2007 related to borrowings on the credit facility for working capital purposes was partially offset by higher interest expense on the mortgage on the Wilmington Hilton Riverside. Interest expense in future periods should increase due to increased borrowings to fund our investment in the joint venture with Carlyle that purchased the Crowne Plaza Resort Hollywood Beach as well as renovations to the Hilton Savannah DeSoto.

Equity Loss in Joint Venture. Equity loss in joint venture for the three months ended September 30, 2007 represents our share of the start-up costs for the Crowne Plaza Resort Hollywood Beach as well as operating losses incurred during the first 13 days of operations.

Income Taxes. The provision for income taxes for the nine months ended September 30, 2007 remained at the same level as the provision for income tax for the nine months ended September 30, 2006, or approximately $0.1 million. The income tax provision is primarily derived from the operations of our TRS lessee. Stronger performance by our six operating hotels during the nine months ended September 30, 2007 was offset by our share of the start-up costs and initial operating losses generated from our joint venture investment with Carlyle in the Crowne Plaza Resort Hollywood Beach.

Net Income. The net income for the nine months ended September 30, 2007 increased approximately $0.4 million to approximately $2.5 million compared to the nine months ended September 30, 2006 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months and nine months ended September 30, 2007 and 2006 (unaudited):

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net income	$409,119	$799,343	$2,454,428	$2,070,684
Add minority interest	219,056	465,425	1,369,267	1,206,350
Add depreciation and amortization	1,227,443	1,213,413	3,677,762	3,736,509
Add equity in depreciation of joint venture	13,893	—	13,893	—
Add loss/subtract (gain) on disposal of assets	(4,863)	(126,664)	9,404	(126,664)

FFO	$1,864,648	$2,351,517	$7,524,754	$6,886,879

Weighted average shares outstanding	6,864,935	6,712,000	6,825,786	6.707,355
Weighted average units outstanding	3,769,672	3,907,607	3,807,936	3,907,607

Weighted average shares and units	10,634,607	10,619,607	10,633,722	10,614,962

FFO per share and unit	$0.18	$0.22	$0.71	$0.65

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the nine months ended September 30, 2007 was approximately $9.6 million. We currently expect that the net cash provided by operations will be adequate to fund our continuing operations, debt service and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains. We paid dividends of $0.17 per share (unit) on October 11, 2007, which we funded out of working capital.

Investing Activities. We substantially completed renovations at the Crowne Plaza Jacksonville Hotel in the fourth quarter of 2006 and are currently renovating the Hilton Wilmington Riverside and the property in Jeffersonville, Indiana. During the nine months ended June 30, 2007, approximately $11.8 million was spent on renovations and capital improvements. We also contributed approximately $6.1 million for a 25% equity position in the joint venture which owns and operates the Crowne Plaza Resort Hollywood Beach which opened on September 18, 2007. Additionally, we were repaid the principal balance on two promissory notes, arising from the last year’s sale of and secured by the Holiday Inn Downtown in Williamsburg, Virginia, totaling $4.03 million. These activities represent our net cash flow used in investing activities for the nine months ended September 30, 2007 of approximately $13.9 million.

Financing Activities. For the nine months ended September 30, 2007, net cash used in financing activities was approximately $6.5 million. We refinanced the mortgage on the Hilton Wilmington Riverside generating approximately $9.2 million in proceeds, which are being used to fund the renovations to the property. We also refinanced the mortgage on the Hilton Savannah DeSoto generating approximately $2.6 million in proceeds, which was used for working capital purposes. We incurred costs of approximately $0.5 million associated with both refinancings and made principal payments of approximately $0.4 million as required under those two mortgage loan agreements. We accessed approximately $1.0 million from our credit facility and used approximately $5.4 million to make distributions to our unitholders and dividends to holders of our common stock.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of approximately $6.4 million, of which approximately $2.4 million was in restricted reserve accounts and approximately $0.3 million was in real estate tax escrows. Coincident with the purchase of the Crowne Plaza Jacksonville Hotel, we placed $3.0 million into a capital improvement reserve with Mercantile Safe Deposit and Trust Company, the mortgagor’s trustee. As of September 30, 2007, we had approximately $0.7 million remaining in the account, which has since been released to us by the trustee.

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

Under our joint venture agreement with Carlyle, we will offer the joint venture the first right to acquire potential investment opportunities we identify with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture over the next three years and will fund up to 90% of the equity of an acquisition. To date we have invested approximately $6.1 million toward the purchase of the Crowne Plaza Resort Hollywood Beach as well as a working capital reserve which we expect to be sufficient to sustain the anticipated initial operating losses associated with opening a new hotel. Provided additional suitable investment opportunities are found, and subject to the consent of our joint venture partner to pursue such opportunities, we expect that we will invest between $9.1 million and $27.2 million over the next three years in connection with the acquisition of properties by the joint venture.

Our direct investment in hotels will initially be funded from borrowings on our credit facility, the issuance of shares of common or preferred stock or the issuance of additional units in the operating partnership, or a combination thereof. We may replace borrowings under our credit facility with mortgage indebtedness relating to one or more acquired hotels. We expect to fund our joint venture investments from borrowings on our credit facility.

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

Capital Expenditures

Our most significant short-term liquidity requirements relate to the renovations at our Wilmington and Savannah properties and the extensive renovations at the property in Jeffersonville, Indiana, as well as our recently purchased property in Tampa, Florida.

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

On February 23, 2007, we entered into an agreement to relicense the Hilton Wilmington Riverside with Hilton Inns, Inc. extending the franchise agreement to March 31, 2018. To comply with the Hilton relicensing agreement, we have begun extensive renovation of the hotel under a property improvement plan (“PIP”), which we expect to complete in the first quarter 2008. We estimate that the cost of improvements to be approximately $10.4 million. On March 29, 2007, we refinanced the mortgage on the hotel generating approximately $9.2 million, which is being used to fund the renovations. The remainder of the cost will be funded by additional borrowings on the credit facility. Additionally, the funds in the restricted reserve account, approximately $0.3 million at September 30, 2007, are available to fund a portion of the renovations.

On July 18, 2007, we entered into a license agreement relating to the Hilton Savannah DeSoto Hotel with Hilton Inns, Inc. extending the franchise agreement to July 31, 2017. To comply with the Hilton licensing extension, we are required to complete a PIP. We estimate the cost of improvements to be approximately $12.5 million. On August 2, 2007, we refinanced the mortgage on the hotel, which will generate approximately $13.4 million over the renovation period and will be sufficient to fund the renovation. We expect that the funds in the restricted reserve account, approximately $1.4 million at September 30, 2007, will be available to fund a portion of the renovations. The combined use of the restricted reserve account and refinancing should generate approximately $2.5 million available for working capital as well as other capital projects.

On October 29, 2007, we purchased a 250-room hotel in Tampa, Florida formerly known as the Tampa Clarion Hotel for the aggregate purchase price of $13.5 million. We intend to make extensive renovations and re-brand the hotel as a Crowne Plaza, as is consistent with our repositioning strategy. Renovation costs are estimated at $25.0 million. The cost to acquire and renovate the hotel will be funded by additional borrowings on the credit facility.

Aside from acquisitions and renovations subject to a PIP, recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, are our most significant short-term liquidity requirements. During the next 12 months, we expect that capital expenditures at properties not undergoing a PIP will be funded by our replacement reserves. With respect to two of our hotels, the reserves are placed in escrow accounts with funds deposited monthly, and reserved for capital improvements. The Hilton Savannah DeSoto and Hilton Wilmington Riverside have these reserve accounts and contribute 4% of gross sales. We are also required to make monthly deposits equal to 4% of the room revenues of the Crowne Plaza Jacksonville in order to fund future capital improvements. Our intent is that overall expenditures for the replacement and refurbishment of furniture, fixtures and equipment approximate 4% of gross revenue.

Off-Balance Sheet Arrangements

Through a joint venture with Carlyle, we own a 25% indirect non-controlling interest in an entity (the “JV Owner”) that acquired the 311-room Crowne Plaza Resort Hollywood Beach in Hollywood, Florida. We have the right to receive a pro rata share of operating surpluses as well as an obligation to fund our pro rata share of operating shortfalls. We also have the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The Crowne Plaza Resort Hollywood Beach is leased to another entity (the “Joint Venture Lessee”) in which we also own a 25% indirect non-controlling equity interest. Carlyle owns a 75% controlling interest in both the Joint Venture and the Joint Venture Lessee. Carlyle may elect to dispose of the Crowne Plaza Resort Hollywood Beach without our consent. We account for our non-controlling 25% interest in both the JV Owner and the Joint Venture Lessee under the equity method of accounting.

The acquisition of the Crowne Plaza was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage has a two-year term maturing on August 1, 2009 and bears interest at a rate of LIBOR plus additional interest of 1.94%. The loan can be extended for three one-year periods. The JV Owner executed an interest rate cap agreement capping LIBOR at 6.25%, effectively limiting the rate on the mortgage to 8.19%. Monthly interest-only payments are due throughout the term. The Crowne Plaza Resort Hollywood Beach secures the mortgage. We have provided the lender limited guarantees with respect to this mortgage.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases	$1,853	$342	$606	$566	$339
Mortgage loans	92,512	3,941	26,822	7,999	53,750
Revolving credit facility, including interest	20,352	1,149	2,302	16,901	—

	$114,717	$5,432	$29,730	$25,466	$54,089

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

There were no charges for impairment recorded for the three months or nine months ended September 30, 2007 or 2006.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2007. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit facility required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of September 30, 2007, derivatives with a fair value of approximately $(465,000) were included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of September 30, 2007, we had $53.0 million of fixed-rate debt and approximately $16.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.78%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding under our credit facility remains at approximately $16.2 million, the balance at September 30, 2007, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $138,000.

As of December 31, 2006, we had approximately $41.6 million of fixed-rate debt and approximately $15.2 million of variable-rate debt. The weighted average interest rate on the fixed-rate debt was 7.95%. At that date, our variable-rate debt was exposed to changes in interest rates, specifically the change in 30-day LIBOR, but was limited to the effect on the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap. Had the amount outstanding under the credit facility remained at approximately $15.2 million, the balance at December 31, 2006, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would have been approximately $148,000.

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

We do not have the ability to control the sale of hotel properties acquired through our joint venture program with The Carlyle Group (“Carlyle”).

Pursuant to the terms of the program agreement with The Carlyle Group, we will retain a minority interest of 10%-25% in each investment. Carlyle controls all major decisions relating to each investment, including, but not limited to, the sale of individual investment properties. Carlyle will determine the timing and terms and conditions of sale of each investment property. Specifically, we will not be able to control the timing and terms and conditions of sale of our interest in the Crowne Plaza Resort Hollywood Beach.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21A	First Amendment to Credit Agreement dated August 1, 2007 (3)

10.28	Purchase Agreement between MHI Hospitality Corporation and VanTampa Plaza Hotel, Inc. dated July 16, 2007(4)

10.30	Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L.C., to the order of MONY Life Insurance Company (3)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: November 8, 2007	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board

	By:	/s/ William J. Zaiser
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21A	First Amendment to Credit Agreement dated August 1, 2007 (3)

10.28	Purchase Agreement between MHI Hospitality Corporation and VanTampa Plaza Hotel, Inc. dated July 16, 2007(4)

10.30	Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L.C., to the order of MONY Life Insurance Company (3)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007.