Form 10-K
period 2007-12-31
MHI Hospitality CORP
filed 2008-03-26
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from              to

Commission file number 001-31906

MHI HOSPITALITY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4801 Courthouse Street, Suite 201 Williamsburg, Virginia	23188
(Address of Principal Executive Officers)	(Zip Code)

Registrant’s telephone number, including area code 757/229-5648

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Securities Exchange Act of 1934).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $72,578,200 based on the closing price quoted on the American Stock Exchange.

As of March 14, 2008, there were 6,939,613 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

As of March 14, 2008, our portfolio consists of eight full-service upper up-scale and mid-scale hotels with 1,971 rooms. Six hotels, with a total of 1,537 rooms, operate under well-known brands such as Hilton, Crowne Plaza and Holiday Inn. Two properties are under development. The first property, a 186-room full-service upper up-scale hotel is expected to re-open as a Sheraton in April 2008. The other property, a 250-room full-service upper up-scale hotel is expected to re-open as a Crowne Plaza in the first quarter 2009. We own a minority interest in a Crowne Plaza hotel through a joint venture as well as leasehold interests in the commercial spaces of the Shell Island Resort, a condominium resort property.

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

During 2006, we sold the Holiday Inn Downtown Williamsburg for $4.75 million. We also purchased the Louisville Ramada Riverfront Inn located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs and are conducting extensive renovations with plans to re-open the property in April 2008 as the Sheraton Louisville Riverside.

During 2007, through our joint venture with The Carlyle Group (“Carlyle”), we acquired a 25% indirect, non-controlling interest in the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida for approximately $75.8 million including transfer costs. We also purchased a hotel formerly known as the Tampa Clarion Hotel in Tampa, Florida for approximately $13.8 million including transfer costs and are conducting extensive renovation with plans to re-open the property in the first quarter 2009 as the Crowne Plaza Tampa Westshore.

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

Acquisition Strategy. The acquisition strategy for our portfolio focuses on the pursuit of opportunities that (i) are in identified geographic “growth” markets, (ii) represent full-service mid-scale to upper upscale hotel properties, and (iii) have significant barriers to entry for new product delivery. Our acquisition strategy is further detailed below:

•

Geographic “Growth Markets”: We focus on the Southeastern United States and Mid-Atlantic regions. Our management team has a long history of operating in these geographic markets and remains confident in the long-term growth potential associated with this part of the United States. These markets are generally characterized by population growth, economic expansion, growth in new businesses, and growth in the resort, recreation, and leisure segments. We will continue to focus on these markets and will investigate other markets for acquisition objectives if we believe new markets provide the same long-term growth prospects. We will also review other opportunities in selected markets in close proximity to the Southeastern and Mid-Atlantic regions of the United States and may expand to markets outside these regions if a portfolio of properties is acquired and includes properties outside the Southeastern and Mid-Atlantic regions.

•

Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall under the mid-scale to upper up-scale categories, as characterized by such brands as Hilton, Crowne Plaza and Holiday Inn. We do not own economy branded hotels. We believe that full-service hotels, with mid-scale to upper up-scale brands, that have successfully benefited from our turnaround strategy, offer our investors the highest quality returns on invested capital.

•

Barriers to Entry: We focus on hotels in prime locations that carry barriers to entry to new hotels. Our acquisition strategy focuses on geographic brand management. We hope to ensure that our acquisitions will benefit from the licensing of brands that provide us with certain exclusive rights which protect the value of our acquisition by prohibiting or limiting the licensing of the same brand and/or other brands that use the same reservation systems.

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

In April 2007, we entered into a program agreement and related operating agreements with Carlyle that provide for the formation of entities to be jointly owned by us and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under these agreements, we will offer the joint venture the first right to acquire potential investment opportunities identified by us with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture through April 2010. Carlyle will fund up to 90% of the equity of an acquisition, and we will provide between 10% and 25%.

We have engaged MHI Hotels Services, an eligible independent management company, to operate our hotels. MHI Hotels Services and its predecessors have been in continuous operation since 1957. By using MHI Hotels Services as our manager, we intend to capitalize on their extensive experience to seek above-average operating results. MHI Hotels Services operates in markets where we have had a presence for many years and its operations are driven by a focused sales, marketing and food and beverage strategy that is critical to the success of a full-service hotel.

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

Joint Venture Program Agreement

On April 26, 2007, we entered into a program agreement and related operating agreements with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P., and The Carlyle Group. The agreements provide for the formation of entities to be jointly owned by Carlyle and us, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, we will offer the joint venture the first right to acquire potential investment opportunities identified by the Company with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture through April 2010. Carlyle will fund up to 90% of the equity of an acquisition, and we will provide between 10% and 25%.

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

Management Agreement

Pursuant to the terms of a management agreement, we, through our TRS Lessee, have engaged MHI Hotels Services as the property manager for our existing hotel portfolio. Except as described below, we intend to offer MHI Hotels Services the opportunity to manage any future hotels that we lease to our TRS Lessee and have already engaged MHI Hotels Services as the property manager of the Sheraton Louisville Riverside which we anticipate will re-open April 2008. The joint venture entity which leases the Crowne Plaza Hollywood Beach Resort has also entered into a management agreement with MHI Hotels Services on terms that vary from those described below. The following terms apply only to those hotels in our existing portfolio that are 100% owned by subsidiaries of our operating partnership.

Term

The management agreement with MHI Hotels Services has an initial term of 10 years for each of the initial hotels and a term of 10 years for each hotel we directly acquire subsequent to our initial public offering. The term of the management agreement with respect to each hotel may be renewed by MHI Hotels Services, upon the mutual agreement of MHI Hotels Services and our TRS lessee, subject to the satisfaction of certain performance tests, for two successive periods of five years each, provided that at the time the option to renew is exercised, MHI Hotels Services is not then in default under the management agreement. If at the time of the exercise of any renewal period MHI Hotels Services is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS Lessee may terminate the management agreement. If MHI Hotels Services desires to exercise any option to renew, it must give our TRS Lessee written notice of its election to renew the management agreement no less than 90 days before the expiration of the then current term of the management agreement.

Any amendment, supplement or modification of the management agreement must be in writing signed by all parties and approved by a majority of our independent directors.

Amounts Payable under the Management Agreement

MHI Hotels Services receives a base management fee, and if the hotels exceed certain financial thresholds, an additional incentive management fee for the management of our hotels.

The base management fee for each of our initial hotels and for any subsequent hotels we directly acquire will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our hotels is as follows:

Hotel Properties

	2005	2006	2007	2008
Holiday Inn Downtown Williamsburg	2.0%	2.5%	N/A	N/A
Hilton Savannah DeSoto	2.0%	2.5%	3.0%	3.0%
Hilton Wilmington Riverside	2.0%	2.5%	3.0%	3.0%
Hilton Philadelphia Airport	2.0%	2.5%	3.0%	3.0%
Holiday Inn Laurel West	2.0%	2.5%	3.0%	3.0%
Holiday Inn Brownstone	2.0%	2.5%	3.0%	3.0%
Crowne Plaza Jacksonville	2.0%	2.0%	2.5%	3.0%
Sheraton Louisville Riverside(1) (substituted for the Holiday Inn Downtown Williamsburg)	N/A	2.5%	3.0%	3.0%

(1)	The property is anticipated to re-open as the Sheraton Louisville Riverside in April 2008.

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

The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels on an aggregate basis for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive fee may not exceed 0.25% of the aggregate gross revenue of all of the hotels included in the incentive fee calculation for the year in which the incentive fee is earned. The calculation of the incentive fee will not include results of hotels for the fiscal year in which they are initially leased, or for the fiscal year in which they are sold, and newly acquired or leased hotels will be included in the calculation beginning in the second full year such hotel is managed. In fiscal year 2007, only our Savannah, Philadelphia and Jacksonville properties qualified for inclusion in the incentive management fee calculation. In fiscal year 2006, all of our properties qualified for inclusion in the incentive management fee calculation with the exception of the Holiday Inn Downtown Williamsburg and the Crowne Plaza Jacksonville. In fiscal year 2005, all of our properties qualified for inclusion in the incentive management fee calculation with the exception of the Holiday Inn Laurel West and the Crowne Plaza Jacksonville.

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

Our TRS Lessee holds the franchise licenses for our wholly-owned hotels. MHI Hotels Services must operate each of our hotels it manages in accordance with and pursuant to the terms of the franchise agreement for the hotel.

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage;

•	marketing techniques including print media, billboards, and promotions standards; and

•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessee will be required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties:

	Franchise Fee(1)	Marketing/Reservation Fee(1)	Expiration Date
Hilton Philadelphia Airport	5.0%	3.5%	11/30/14
Holiday Inn Brownstone	5.0%	2.5%	03/10/11
Hilton Wilmington Riverside	5.0%	3.5%	03/31/18
Hilton Savannah DeSoto	5.0%	3.5%	07/31/17
Crowne Plaza Jacksonville	5.0%	3.5%	04/01/16
Holiday Inn Laurel West	5.0%	2.5%	10/05/16
Sheraton Louisville Riverside(2)	5.0%	3.5%	(2)
Crowne Plaza Tampa Westshore(3)	5.0%	3.5%	(3)
Crowne Plaza Hampton Marina(4)	5.0%	3.5%	(4)

(1)	Percentage of room revenues payable to the franchisor.
(2)	A 15-year Sheraton license agreement has been approved for the Sheraton Louisville Riverside. A capital improvement plan mandated by Sheraton is scheduled for completion in the second quarter 2008 at which time the property will begin to operate as a Sheraton.
(3)	A 10-year Crowne Plaza license agreement has been approved for the Crowne Plaza Tampa Westshore. A capital improvement plan mandated by InterContinental Hotels Group is scheduled for completion in the first quarter 2009 at which time the property will begin to operate as a Crowne Plaza.
(4)	A 10-year Crowne Plaza license agreement has been approved for the Crowne Plaza Hampton Marina which, on January 23, 2008, we entered into definitive agreement to purchase and upon which we expect to close in the second quarter 2008, subject to customary closing conditions. We anticipate that InterContinental Hotels Group will mandate a capital improvement plan and that upon completion of certain improvements we will begin to operate as a Crowne Plaza.

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

Employees

As of March 14, 2008, we employed ten persons, six of whom work at our corporate office in Williamsburg, Virginia and four of whom work in our offices in Greenbelt, Maryland. All persons employed in the day-to-day operations of the hotels are employees of MHI Hotels Services, the management company engaged by our TRS Lessee to operate such hotels.

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

A substantial part of our business plan is based on our belief that the lodging markets in which we invest are experiencing and/or will experience stable or improving economic fundamentals. However, there can be no assurance that lodging industry fundamentals will improve. In the event conditions in the industry or in the lodging markets in which we invest do not improve, our cash available for distribution would be less than anticipated.

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

Our management agreement establishes the terms of MHI Hotels Services’ management of our hotels. Under certain circumstances, if we terminate our management agreement as to one of the hotels, we will be required to pay MHI Hotels Services a termination fee. If we were to terminate the management agreement with respect to all our hotels in connection with a sale of those hotels, the aggregate termination fee would be approximately $13.0 million. As majority owners of MHI Hotels Services, which would receive any management and management termination fees payable by us under the management agreement, Andrew Sims, William Zaiser, Kim Sims and Christopher Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so. In addition, Andrew Sims and William Zaiser will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

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

Holders of units, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Andrew Sims, William Zaiser, Kim Sims, Christopher Sims, and Edward Stein may have different objectives than holders of our common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These officers and directors may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or they may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest. Our tax indemnification obligations, which were not the result of arm’s-length negotiations and which apply in the event that we sell certain properties, could subject us to liability, which, as of December 31, 2007, were estimated to be $46.0 million, and limit our operating flexibility and reduce our returns on our investments.

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

Our executive officers and certain of our directors, which include Andrew Sims, Williams Zaiser, Kim Sims, Christopher Sims and Ed Stein, may experience conflicts of interest relating to their ownership interests in our operating partnership. These individuals, together with their affiliates owned as of December 31, 2007, in the aggregate, approximately 21.68% of the outstanding units in our operating partnership. Conflicts may arise as a result of these persons’ ownership interests as limited partners diverge from the interests of MHI Hospitality Corporation, particularly with regard to transactions such as sales of assets or the repayment of indebtedness, that could be in the best interests of MHI Hospitality Corporation and its stockholders, but may have adverse tax consequences to the limited partners in our operating partnership.

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

As three years have elapsed since the properties were contributed, if we were to sell during the next two years in a taxable transaction the five initial hotels that were contributed to us in our initial public offering in exchange for units immediately after the closing of our initial public offering, our estimated total tax indemnification obligation to our indemnified contributors, including the gross-up payment, would be approximately $46.0 million.

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

As part of our business plan, we may develop or acquire hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our franchise brands. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than expected and we may choose to increase spending on advertising and marketing to promote the hotel and increase customer demand. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our profitability and our ability to make distributions to our stockholders.

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

As a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to our stockholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements, which may be required by our franchisors, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service obligations and debt covenants, and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash to fund distributions.

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

While we intend to maintain target debt levels of 45-55% of total assets, our board of directors may change this debt policy at any time without stockholder approval. In addition, we entered into a $60.0 million revolving credit facility, which has a term of four years, and our borrowings under the credit facility are expected to bear interest at a floating interest rate of 30-day LIBOR plus 1.625% to 2.125%. The LIBOR rate on December 31, 2007 was 4.6%. The primary collateral for the credit facility is a first mortgage on the Holiday Inn Brownstone, the Hilton Philadelphia Airport, the property under development in Jeffersonville, Indiana and the property under development in Tampa, Florida as well as a lien on all business assets including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. We must satisfy certain financial and non-financial covenants. As of December 31, 2007, we were in compliance with all the required covenants. Failure to satisfy these covenants and conditions would create a default under this credit facility, and the lender could require us to immediately repay all outstanding indebtedness under the credit facility. The credit facility has a balance of approximately $34.4 million as of December 31, 2007. The Company intends to expand the credit facility to $75.0 million and to use it to acquire, repair and renovate properties, and for working capital. We, and our subsidiaries, may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

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

Higher interest rates could increase debt service requirements on our floating rate debt, including any borrowings under our proposed credit facility, which permits us to borrow up to $60.0 million. Any borrowings under our proposed credit facility will have floating interest rates of 30-day LIBOR plus 1.625 to 2.125%. We currently have an interest-rate swap agreement that fixes the amount of interest on $30 million of indebtedness. To the extent that the total amount borrowed on the credit facility is less than $30 million, we are exposed to falling interest rates on the difference between the amount borrowed and $30 million. To the extent that the total amount borrowed on the credit facility is more than $30 million, we are exposed to rising interest rates on the difference between the amount borrowed in excess of $30 million. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations. If we were to engage in any additional hedging transactions, they would have to be structured so as to not jeopardize our status as a REIT.

We are company with limited operating history, and we might not be able to operate our business or implement our operating policies and strategies successfully, which could negatively impact our ability to make distributions and cause you to lose all or part of your investment.

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

In August 2007, we purchased a 25% indirect, non-controlling interest in the Crowne Plaza Hollywood Beach through a joint venture with Carlyle. Carlyle owns a 75% controlling interest in the joint venture and is in a position to exercise sole decision-making authority regarding the property including, but not limited to, the method and timing of disposition of the property.

We may co-invest in the future with Carlyle or other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Partners or joint venture partners may have economic or other business interests or goals, which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we, nor the partner or joint venture partner, would have full control over the partnership or joint venture. Disputes between us and partners or joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners or joint venture partners. For example, we may be required to guarantee indebtedness incurred by a partnership, joint venture or other entity for the purchase or renovation of a hotel property. Such a guarantee may be on a joint and several basis with our partner or joint venture partner in which case we may be liable in the event such party defaults on its guaranty obligation.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, our lenders will likely require that we set aside annual amounts for capital improvements to our hotel properties. We expect the average lenders’ capital improvements reserve requirement for all of our hotels will be approximately 4% of gross sales. Based upon our hotels’ gross revenue in fiscal year 2007, the average lender’s capital improvements reserve requirement for all of our hotels would have been approximately $2,759,000 based on an average 4% capital improvement reserves. For the year ended December 31, 2007, we spent approximately $19.4 million on capital improvements to our hotels. These capital improvements may give rise to the following risks:

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

•

civil unrest, acts of God, including earthquakes, floods and other natural disasters such as Hurricane Katrina in New Orleans in August 2005, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts, such as those that occurred on September 11, 2001.

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

Conflicts of interest relating to a merger or other business combination transactions involving our change of control may occur between us and Andrew Sims, our chairman, president and chief executive officer, William Zaiser, our executive vice president and chief financial officer and Kim Sims, Christopher Sims, and Edward Stein, three of our directors. Our operating partnership’s agreement of limited partnership provides that the holders of 66.7% of the outstanding limited partnership interests in our operating partnership (including our limited partnership interest in our operating partnership) must approve such a merger or other business combination transaction, unless the holders of 50% or more of the outstanding limited partnership interests (other than our limited partnership interest) approves such a merger or other business combination transaction. As of December 31, 2007, Andrew Sims, William Zaiser, Kim Sims, Christopher Sims and Ed Stein beneficially own approximately 21.68% of our outstanding limited partnership interests, and we own approximately 64.84%. Although our stockholders must approve a merger or other business combination transaction under applicable Maryland law, under our operating partnership agreement, limited partners, including certain of our officers and directors, must approve certain other business combination transactions involving us. These approval rights of limited partners may lead to conflicts of interest, which could result in decisions that do not fully reflect our best interests or the best interests of our stockholders.

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

To maintain qualification as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. After January 1, 2008, if we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if the failure was due to reasonable cause and not to willful neglect. In this case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and we will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 14, 2008, we owned the following eight hotel properties:

Property	Number of Rooms	Location
Operating Properties
Hilton Philadelphia Airport	331	Philadelphia, Pennsylvania
Hilton Savannah DeSoto	246	Savannah, Georgia
Holiday Inn Brownstone	187	Raleigh, North Carolina
Hilton Wilmington Riverside	272	Wilmington, North Carolina
Holiday Inn Laurel West	207	Laurel, Maryland
Crowne Plaza Jacksonville	292	Jacksonville, Florida

Subtotal	1,535
Properties Under Development
Sheraton Louisville Riverside(1)	186	Jeffersonville, Indiana
Crowne Plaza Tampa Westshore(2)	250	Tampa, Florida

Total number of rooms	1,971

(1)	The property previously operated as the Louisville Ramada Riverfront Inn is currently undergoing extensive renovations and is expected to re-open in April 2008 as the Sheraton Louisville Riverside.
(2)	The property formerly operated as the Tampa Clarion Hotel in Tampa, Florida is undergoing extensive renovations and is expected to re-open in the first quarter 2009 as the Crowne Plaza Tampa Westshore.

The Company owns a 25% indirect non-controlling interest in the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida through a joint venture with Carlyle.

The Company also owns leasehold interests in two commercial units at the Shell Island Resort, a condominium resort property located in Wrightsville Beach, North Carolina. One lease relates to the restaurant, kitchens, meeting rooms, ballroom, laundry, maintenance shop, offices and certain maid closets. The second lease relates to the resort’s common areas and includes the lobby, swimming pools, outdoor café, front desk, back office, gift shop, certain storage areas, and ingress and egress throughout the building, including parking areas.

Item 3. Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to March 11, 2008, our common stock traded on the American Stock Exchange under the symbol “MDH”. On March 11, 2008 we terminated our listing on the American Stock Exchange and listed our common stock on the NASDAQ® Stock Market also under the symbol “MDH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on the American Stock Exchange:

	Price Range
	High	Low
Year Ended December 31, 2007
First Quarter	$10.39	$9.55
Second Quarter	$10.90	$9.98
Third Quarter	$11.00	$9.70
Fourth Quarter	$10.20	$7.15
Year Ended December 31, 2006
First Quarter	$9.80	$9.10
Second Quarter	$9.37	$8.90
Third Quarter	$9.15	$8.75
Fourth Quarter	$10.04	$9.07

The closing price of our common stock on the NASDAQ® Stock Market on March 14, 2008 was $6.67 per share.

Stockholder Information

As of February 29, 2008, there were 5,220 holders of our common stock, including shares held in “street name” by nominees who are record holders and shares held by beneficial owners.

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

In January 2007, we declared a dividend payment of $0.17 per common share for the quarter ended March 31, 2007. The dividend was paid on April 11, 2007. In April 2007, we declared a dividend payment of $0.17 per common share for the quarter ended June 30, 2007. The dividend was paid on July 11, 2007. In July 2007, we declared a dividend payment of $0.17 per common share for the quarter ended September 30, 2007. The dividend was paid on October 11, 2007. In October 2007, we declared a dividend payment of $0.17 per common share for the quarter ended December 31, 2007. The dividend was paid January 11, 2008.

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

The financial data for MHI Hotels Services Group is comprised of financial information for the entities and interests formerly under common ownership and control by Edgar Sims, Jr., Jeanette Sims, Andrew Sims, Kim Sims and Christopher Sims. MHI Hotels Services Group formerly included three of our initial hotel properties: the Holiday Inn Downtown Williamsburg, the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. Ownership interests in the entities that owned these properties were contributed to our operating partnership upon the completion of our initial public offering. The following selected historical financial data for MHI Hospitality Corporation for the years ended December 31, 2007, 2006 and 2005 and the period December 21, 2004 to December 31, 2004, and for MHI Hotels Services Group for the period January 1, 2004 to December 20, 2004 and the year ended December 31, 2003 were derived from audited combined financial statements contained elsewhere in this Annual Report on Form 10-K. These financial statements have been audited by PKF Witt Mares, PLC (formerly Witt, Mares & Company, PLC) our independent registered public accounting firm. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

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

MHI HOSPITALITY CORPORATION AND PREDECESSOR

SELECTED HISTORICAL FINANCIAL DATA

	MHI Hospitality Corporation				MHI Hotels Services Group
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 21, 2004 to December 31, 2004	Period from January 1, 2004 to December 20, 2004	Year Ended December 31, 2003
Statement of Operations
Total Revenues	$69,814,379	$67,241,797	$55,173,554	$624,403	$23,194,692	$21,520,963
Total Operating Expenses excluding Depreciation and Amortization	(55,014,439)	(52,802,704)	(44,452,064)	(4,707,616)	(17,622,400)	(16,918,062)
Depreciation and Amortization	(5,050,234)	(4,916,721)	(4,071,774)	(124,504)	(1,515,228)	(1,833,082)
Net Operating Income (Loss)	9,749,706	9,522,372	6,649,716	(4,207,717)	4,057,064	2,769,819
Interest Income	132,714	253,954	126,741	340	1,753	3,668
Interest Expense	(4,211,785)	(4,261,422)	(2,802,230)	(57,437)	(2,057,828)	(2,167,657)
Other Income—Net	(2,034,539)	(127,876)	(235,378)	—	(90,877)	(191,312)
Minority Interest	(1,362,967)	(1,889,387)	(1,407,268)	1,587,550	(663,011)	(152,097)
Income Tax Benefit (Provision)	187,888	(253,966)	257,218	180,413	—	—
Income (Loss) from Discontinued Operations	—	(62,663)	(107,348)	(37,371)	(253,823)	(122,585)
Net Income (Loss)	$2,461,017	$3,181,012	$2,481,451	$(2,534,222)	$993,278	$139,836

Statement of Cash Flows
Cash from (used in) Operations—net	$12,786,427	$11,095,731	$6,772,110	$(2,980,647)	$3,098,610	$2,710,595
Cash from (used in) Investing—net	(35,002,314)	(12,959,755)	(16,092,787)	(58,120,919)	(892,300)	(2,397,600)
Cash from (used in) Financing—net	24,759,096	2,807,705	1,508,134	69,415,919	(2,125,840)	(400,011)
Net Increase (Decrease) in Cash	$2,543,209	$943,681	$(7,812,543)	$8,314,353	$80,470	$(87,016)

Balance Sheet
Total Assets(1)	$159,958,990	$127,602,813	$118,385,923	$94,232,244	$—	$30,757,456
Total Long-Term Debt including Current Portion(1)	55,000,000	41,607,099	42,686,943	27,753,188	—	29,640,738
Total Current and Long-Term Liabilities(1)	100,083,094	64,579,738	53,364,455	33,366,674	—	32,924,595
Minority Interest(1)	19,689,453	21,001,287	21,805,572	21,118,257	—	(521,268)
Total Owners’ Equity (Deficit)(1)	40,186,443	42,021,788	43,215,896	39,747,313	—	(1,645,871)

Operating Data
Average Number of Available Rooms	1,537	1,537	1,375	1,245	520	520
Total Number of Available Room Nights	561,005	561,005	502,021	13,695	184,600	189,800
Occupancy Percentage(2)	69.8%	69.7%	69.6%	37.6%	70.6%	69.7%
Average Daily Rate (ADR)(2)	$118.86	$112.22	$103.34	$79.66	$114.33	$103.41
RevPAR(2)	$82.97	$78.26	$71.96	$29.98	$80.67	$72.13

Additional Financial Data
FFO(3)	$9,249,327	$10,038,636	$8,462,468	$(6,972,633)	$3,303,551	$2,338,318
Earnings Per Share	$0.36	$0.47	$0.37	$(0.42)	$—	$—

(1)	As of the period end.
(2)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. Average Daily Rate, ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. Revenue Per Available Room, RevPAR, is calculated by dividing the total daily room revenue by the total daily number of rooms available.
(3)	Funds from Operations, FFO, is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non- cash items such as real estate asset depreciation and amortization, and after adjustment for any minority interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required GAAP presentations, has improved the understanding of the operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs. Below is a reconciliation of FFO to net income (loss).

	MHI Hospitality Corporation				MHI Hotels Services Group
	Year Ended December 31, 2006	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 21, 2004 to December 31, 2004	Period from January 1, 2004 to December 20, 2004	Year Ended December 31, 2003
Reconciliation of FFO
Net Income (Loss)	$2,461,017	$3,181,012	$2,481,451	$(2,534,221)	$993,278	$139,836
Add Minority Interest	1,362,967	1,852,888	1,436,064	(1,611,311)	595,539	152,097
Add Depreciation and Amortization	5,050,234	5,053,589	4,309,575	172,899	1,714,734	2,045,250
Add Equity in Depreciation on Joint Venture	135,445	—	—	—	—	—
Subtract Gain/ Add Loss on Asset Disposal	239,664	(48,853)	235,378	—	—	1,135
Funds From Operations	$9,249,327	$10,038,636	$8,462,468	$(3,972,633)	$3,303,551	$2,338,318

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue current and future opportunities in the full-service, upper upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering and sold 6,000,000 shares of common stock, resulting in net proceeds (after deducting underwriting discounts and offering expenses) of approximately $54.8 million. In conjunction with our initial public offering, we sold an additional 700,000 shares of common stock as a result of the exercise of the underwriters’ over-allotment option in January 2005, resulting in additional proceeds of approximately $6.5 million.

Concurrent with the completion of the initial public offering, we acquired six hotel properties. Since the initial public offering, we have engaged in the following acquisitions and dispositions:

•	On July 22, 2005, we acquired the Crowne Plaza Jacksonville (formerly, the Hilton Jacksonville Riverfront).

•	On August 10, 2006, we sold the Holiday Inn Downtown Williamsburg.

•	On September 20, 2006, we acquired the Louisville Ramada Riverfront Inn, which is under renovation and which we anticipate will re-open in April 2008 as the Sheraton Riverside Louisville.

•

On August 8, 2007, through our joint venture with Carlyle, we acquired a 25% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida.

•

On October 29, 2007, we acquired a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, which is under renovation and which we anticipate will re-open in the first quarter 2009 as the Crowne Plaza Tampa Westshore.

Our hotel portfolio currently consists of eight full-service, upper upscale and mid-scale hotels. These hotels are 100% owned by subsidiaries of our operating partnership. We also own a 25% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort and we have a leasehold interest in a resort condominium facility in Wrightsville Beach, North Carolina. As of December 31, 2007, we owned the following eight hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Operating Properties
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005

Subtotal	1,535
Properties Under Development
Sheraton Louisville Riverside(1)	186	Jeffersonville, IN	September 20, 2006
Crowne Plaza Tampa Westshore(2)	250	Tampa, FL	October 29, 2007

Total	1,971

(1)	The property previously operated as the Louisville Ramada Riverfront Inn is currently undergoing extensive renovations and is expected to re-open in April 2008 as the Sheraton Louisville Riverside.

(2)	The property formerly operated as the Tampa Clarion Hotel in Tampa, Florida is undergoing extensive renovations and is expected to re-open in the first quarter 2009 as the Crowne Plaza Tampa Westshore.

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our Operating Partnership and we own an approximate 64.4% interest in our Operating Partnership, with the remaining interest being held by limited partners who were contributors of our original hotel properties and related assets.

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

Results of Operations

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

The following table illustrates the key operating metrics for the years ended December 31, 2007 and 2006 for the six operational properties that are in our current portfolio. Accordingly, it does not reflect the performance of the Holiday Inn Downtown Williamsburg, the property previously operated as the Louisville Ramada Riverfront Inn or the property previously operated as the Tampa Clarion Hotel.

	Year Ended December 31,
	2007	2006
Current Portfolio(1)
Occupancy %	69.8%	69.7%
ADR	$118.86	$112.22
RevPAR	$82.97	$78.26

(1)	The statistics presented for the current portfolio reflect the full-year metrics for all of the six operational hotels in our portfolio at the end of 2007.

Revenue. Total revenue for the year ended December 31, 2007 was approximately $69.8 million, an increase of approximately $2.6 million or 3.8% from total revenue for the year ended December 31, 2006 of approximately $67.2 million. Strong growth in room revenues of approximately 6.0% was offset by the loss of non-recurring consulting fees of approximately $0.7 million from the developer of the Crowne Plaza Hollywood Beach Resort in Hollywood, Florida.

Room revenues at our properties for the year ended December 31, 2007 increased approximately $2.6 million or 6.0% to approximately $46.5 million compared to room revenues for the year ended December 31, 2006 of approximately $43.9 million. A 6.0% increase in RevPAR was achieved through a combined increase in occupancy of 0.1% and average ADR growth of 5.9%. We continue to see increases in ADR at our Philadelphia property due to a better mix of business and a strong market. Our property in Laurel, Maryland contributed to the increase in ADR as we continue to see results from our efforts to reposition the property. Occupancy increases at our properties in Savannah, Georgia and Jacksonville, Florida were offset by occupancy decreases at our property in Wilmington, North Carolina that has been undergoing significant renovations which should be completed by April 2008. We expect that anticipated increases in occupancy in 2008 at our property in Wilmington, North Carolina will be offset by decreases in occupancy at our property in Savannah, Georgia where significant renovations have just begun and are not expected to be complete until December 2008.

Food and beverage revenues at our properties for the year ended December 31, 2007 increased approximately $0.4 million or 2.1% to approximately $19.5 million compared to food and beverage revenues for the year ended December 31, 2006 of approximately $19.1 million. With the exception of our Savannah, Georgia and Philadelphia properties where we saw a significant increase in demand for banqueting services, the remainder of our properties experienced weaker demand for such services. Overall, while room sales from group business have remained strong, the demand for banqueting services from those groups has not been as strong.

Other operating revenues for the year ended December 31, 2007 decreased approximately $0.5 million or 11.4% to approximately $3.7 million compared to other operating revenues for the year ended December 31, 2006 of approximately $4.2 million. In the last half of 2006, we realized approximately $0.7 million in non-recurring consulting fees from the developer of the Hollywood, Florida property.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $1.7 million or 3.3% for the year ended December 31, 2007 to approximately $51.9 million compared to hotel operating expenses for the year ended December 31, 2006 of approximately $50.2 million.

Rooms expense at our properties for the year ended December 31, 2007 increased approximately $0.2 million or 1.3% to approximately $12.3 million compared to rooms expense of approximately $12.1 million for the year ended December 31, 2006. As a percent of room revenues, rooms expense fell from 27.6% to 26.4%. The decrease was due to one-time costs realized in the year ended December 31, 2006 to replace room amenities at our Hilton brand properties.

Food and beverage expenses at our properties for the year ended December 31, 2007 increased approximately $0.7 million or 5.0% to approximately $13.7 million compared to food and beverage expense of approximately $13.0 million for the year ended December 31, 2006. Higher food costs and increased costs related to the renovation of the kitchen at the Wilmington, North Carolina property contributed to the increase in food and beverage expense. Indirect expenses at our properties for the year ended December 31, 2007 increased approximately $0.9 million or 3.5% to approximately $25.1 million compared to indirect expenses of approximately $24.2 million for the year ended December 31, 2006.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2007 increased approximately $0.1 million or 2.7% to approximately $5.0 million compared to depreciation and amortization expense of approximately $4.9 million for the year ended December 31, 2006.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2007 increased approximately $0.5 million or 21.1% to approximately $3.1 million compared to corporate general and administrative expenses of approximately $2.6 million for the year ended December 31, 2006. A substantial portion of the increase is attributable to the bonuses granted pursuant to the cash bonus plan for principal executive officers established in the first quarter 2007 by the Nominating, Corporate Governance and Compensation Committee of the Board of Directors. We also incurred additional legal fees in structuring the program and operating agreements that will allow us to jointly acquire, develop and operate hotel assets and, perhaps, hotel portfolios with Carlyle.

Net Operating Income. Operating income for the year ended December 31, 2007 increased approximately $0.2 million or 2.4% to approximately $9.7 million compared to approximately $9.5 million of operating income for the year ended December 31, 2006 as a result of the operating results discussed above.

Interest Expense. Interest expense for the year ended December 31, 2007 decreased approximately $0.05 million or 1.2% to approximately $4.2 million (net of capitalized interest of approximately $1.0 million) compared to approximately $4.3 million of interest expense (net of capitalized interest of approximately $0.2 million) for the year ended December 31, 2006. Lower interest expense related to borrowings on the credit facility for working capital purposes was partially offset by higher interest expense on the mortgage on the Wilmington Hilton Riverside. Interest expense in future periods should increase due to increased borrowings to fund our investment in the joint venture with Carlyle that purchased the Crowne Plaza Hollywood Beach Resort as well as the renovations to the Hilton Savannah DeSoto. Interest expense will also increase once the Sheraton Louisville Riverside North in Jeffersonville, Indiana opens and the interest on the borrowings related to that property are no longer capitalized.

Equity Loss in Joint Venture. Equity loss in the joint venture for the year ended December 31, 2007 represents our share of the start-up costs for the Crowne Plaza Hollywood Beach Resort as well as the initial operating losses incurred during the first three months of operation. During the first few months of operation ending December 31, 2007, the hotel reported occupancy of 32.1%, ADR of $144.94 and RevPAR of $46.58.

Income Taxes. We experienced an income tax benefit for the year ended December 31, 2007 of approximately $0.2 million compared to an income tax provision of approximately $0.3 million for the year ended December 31,2006. The income tax benefit in the current year was largely due to our share of start-up expenses and initial operating losses from our joint venture with Carlyle related to the opening of the Crowne Plaza Hollywood Beach Resort.

Net Income. Net income for the year ended December 31, 2007 decreased approximately $0.7 million or 22.6% to approximately $2.5 million compared to approximately $3.2 million for the year ended December 31, 2006 as a result of the operating results discussed above.

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2007 was approximately $12.8 million. We expect that the net cash provided by operations will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with federal income tax laws which require us make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain. We declared dividends of $0.17 per share (unit) paid on January 11, 2007, April 11, 2007, July 11, 2007, and October 11, 2007, which we funded out of working capital.

Investing Activities. Approximately $18.6 million was spent during the year ended December 31, 2007 on renovations and capital improvements. Over $15.7 million was spent on renovations at Wilmington Hilton Riverside and our property in Jeffersonville, Indiana. We expect that renovations at both properties will be completed in April 2008. At the end of 2007, renovation at the Savannah Hilton DeSoto began, as well.

On February 6, 2007, we received payment of $2.63 million for the first of three promissory notes originating from the sale on August 10, 2006 of the Holiday Inn Downtown Williamsburg. On March 14, 2007, we received $1.4 million representing payment of the second of three promissory notes originating from the same sale.

On August 8, 2007, we contributed approximately $6.6 million to a joint venture which acquired the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida retaining a 25% equity position. A portion of the aggregate purchase price of $74.0 million was financed with a two-year $57.6 million non-recourse loan from Société Générale. The contribution to the joint venture was funded through draws on our credit facility.

On October 29, 2007, the Company completed the purchase of a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel for approximately $13.8 million, including transaction costs. To facilitate the closing of the acquisition, we drew approximately $13.8 million on our credit facility.

These activities represent our cash flow used in investing activities for the year ended December 31, 2007 of approximately $35.0 million.

Financing Activities. For the year ended December 31, 2007, net cash provided by financing activities was approximately $24.8 million. During the course of the year we refinanced the mortgages on the Wilmington Hilton Riverside and the Savannah Hilton DeSoto generating proceeds of approximately $13.9 million for the purpose of funding renovations at both properties pursuant to franchisor mandated capital improvement programs. We also borrowed approximately $19.2 million to fund continued renovations at our property in Jeffersonville, Indiana, our contribution to a joint venture with Carlyle for the purchase of the Crowne Plaza Hollywood Beach Resort in which we retain a 25% indirect non-controlling interest, as well as the purchase of the property formerly known as the Tampa Clarion Hotel in Tampa, Florida. We incurred costs of approximately $0.6 million associated with the extension of our revolving credit facility and made principal payments of approximately $0.5 million as required under various mortgage loan agreements. We also used approximately $7.2 million to make distributions to our unitholders and dividends to holders of our common stock.

Capital Expenditures

Recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, are our most significant short-term liquidity requirements. During the next 12 months, we expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. With respect to three of our hotels, the reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures. We deposit an amount equal to 4% of gross revenue for both the Hilton Savannah DeSoto and Hilton Wilmington Riverside and 4% of room revenues for the Crowne Plaza Jacksonville. Our intent for the capital expenditures at all hotels is to maintain overall capital expenditures at 4% of gross revenue.

On September 20, 2006, we purchased the Louisville Ramada Riverfront Inn in Jeffersonville, Indiana with the intention of renovating and re-branding the hotel. On February 23, 2007, we obtained a 15-year franchise license agreement with Starwood Hotels and Resorts to brand the property as a Sheraton hotel. Renovation costs are estimated at approximately $15.9 million and the property is expected to re-open in April 2008. Approximately $8.8 million had been expended as of December 31, 2007. All costs have been and will be funded by additional borrowings on our credit facility.

In February 2007, the franchise license for the Hilton Wilmington Riverside was renewed and extended to March 2018. To comply with the re-licensing agreement, we must complete a property improvement plan (“PIP”). We estimate the cost of the required renovations to total approximately $10.4 million and be completed in April 2008. Approximately $8.3 million had been expended as of December 31, 2007. The remaining costs will be funded by additional borrowings on our credit facility.

In July 2007, the franchise license for the Hilton Savannah DeSoto Hotel was renewed and extended to July 2018. To comply with the re-licensing agreement, we must complete a PIP, which we expect to be completed in February 2009 and total approximately $11.0 million. Approximately $2.0 million had been expended as of December 31, 2007. The renovations will be funded by additional draws of $9.0 million on the mortgage that was refinanced in August 2007.

On October 29, 2007, we purchased the property formerly known as the Tampa Clarion Hotel in Tampa, Florida with the intention of renovating and re-branding the hotel. On October 31, 2007, we obtained a 10-year franchise agreement with InterContinental Hotels Group to brand the property as a Crowne Plaza hotel. Renovation costs are estimated at approximately $20.0 million, of which approximately $1.0 million had been expended as of December 31, 2007. The renovations will be funded by additional borrowings on our credit facility.

On January 23, 2008, we entered into a definitive agreement to purchase the Hampton Marina Hotel in Hampton, Virginia for the aggregate purchase price of $7.85 million. On February 27, 2008, we obtained a 10-year franchise agreement with InterContinental Hotels Group to brand the property as a Crowne Plaza hotel. In conjunction with the license agreement, we expect that we will be required to complete a PIP. However, the scope of the required renovations has not been determined. We estimate the cost of renovation to range between $3.0 million and $6.0 million and anticipate that the costs will be expended between the third quarter 2008 and the first quarter 2009. We intend to fund the acquisition and the renovations through a first mortgage on the hotel and additional borrowings on our credit facility.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of approximately $5.7 million, of which $1.7 million was in restricted reserve accounts and real estate tax escrows. As of December 31, 2007, our revolving credit facility, under which we may borrow up to $60.0 million, had an outstanding balance of approximately $34.4 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment as well as debt service.

We estimate that in order to complete all the capital projects to which we are committed, we will require capital ranging from approximately $48.0 million to $52.0 million. Most of the capital will be required before the end of the fourth quarter 2008 and should not exceed $6.0 million in the first quarter 2009. We expect that $9.0 million will be obtained through additional draws on the mortgage on the Hilton Savannah DeSoto. We also expect to acquire the property in Hampton, Virginia subject to a first mortgage ranging between $3.5 and $6.0 million. We expect that the remaining capital will be funded by additional borrowings on our credit facility. The facility contains an uncommitted accordion facility that we intend to exercise and expect to expand the commitment from $60.0 million to $75.0 million. We believe the expanded facility will provide sufficient capital to accommodate our needs for committed capital projects as well as working capital.

Our ability to fund future acquisitions relies on our ability to raise additional capital. Sources of additional capital may include a combination of some or all of the following:

•	The issuance by the operating partnership of the Company and/or their subsidiary entities of secured and unsecured debt securities;

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness through the refinance of an existing or new indebtedness on our hotel properties;

•	The issuance of additional shares of our common stock or preferred stock;

•	The issuance of additional units in the operating partnership;

•	The selective disposition of non-core assets; and

•

The sale or contribution of some of our wholly owned properties, development projects or development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contribution.

Without additional capital, we would have to forego future acquisitions.

Beyond the funding of future acquisitions and development activity, our medium and long-term capital needs will generally include the retirement of mortgage debt, amounts outstanding under our secured credit facility, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

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

Mortgage Debt

We have $55.0 million of outstanding mortgage debt. The following table sets forth the mortgage debt outstanding at December 31, 2007:

Property	Principal Balance as of December 31, 2007	Prepayment Penalties	Interest Rate(1)	Maturity Date	Amortization Provisions
	(In thousands)
Crowne Plaza Jacksonville	$18,000	(2)	8.00%	Jul 2010	None
Hilton Wilmington Riverside	23,000	(3)	6.21%	Mar 2018	25 years	(4)
Hilton Savannah DeSoto	14,000	(5)	6.06%	Jul 2018	25 years	(6)

Total	$55,000

(1)	Fixed rate.
(2)	The note may not be prepaid prior to July 2009. A prepayment may be made following that date without penalty.
(3)	The note may not be prepaid prior to March 2014. Prepayment can be made with penalty thereafter until 90 days before maturity.
(4)	The note provides for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2018.
(5)	The note may not be prepaid prior to July 2014. Prepayment can be made with penalty thereafter until 90 days before maturity.
(6)	The note provides for payments of interest only until July 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2018.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage loans, including interest	$91,819	$4,010	$26,650	$6,965	$54,194
Revolving credit facility, including interest	43,098	2,598	5,182	35,318	—
Ground, building and office leases	2,062	378	716	619	350

Totals	$136,979	$6,986	$32,548	$42,902	$54,544

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

Off Balance Sheet Arrangements. Through a joint venture with Carlyle, we own a 25% indirect, non-controlling interest in an entity (the “JV Owner”) that acquired the 311-room Crowne Plaza Hollywood Beach in Hollywood, Florida. We have the right to receive a pro rata share of operating surpluses as well as an obligation to fund our pro rata share of operating shortfalls. We also have the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The Crowne Plaza Hollywood Beach is leased to another entity (the “Joint Venture Lessee”) in which we also own a 25% indirect, non-controlling interest. Carlyle owns a 75% controlling interest in both the JV Owner and Joint Venture Lessee. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach without our consent. We account for our non-controlling 25% interest in both the JV Owner and the Joint Venture Lessee under the equity method of accounting.

The acquisition of the property was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage has a two-year term maturing on August 1, 2009 and bears interest at a rate of LIBOR plus additional interest of 1.94%. The loan can be extended for two one-year periods. The JV Owner executed an interest rate cap agreement capping LIBOR at 6.25%, effectively limiting the interest rate on the mortgage to 8.19%. Monthly interest-only payments are due throughout the term. The Crowne Plaza Hollywood Beach secures the mortgage. We have provided the lender limited guarantees with respect to this mortgage.

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

There have been no charges for impairment recorded in 2007, 2006 or 2005.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2007. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Company is January 1, 2008. We are evaluating the impact of the provisions of SFAS 159 on its consolidated financial statements.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our revolving credit facility with BB&T required us to hedge at least one-half of the total commitment with an interest-rate swap, which we executed on August 8, 2006 on a notional amount of $30.0 million. As of December 31, 2007, derivative contracts with a fair value of approximately $1.2 million were included in accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars, swaps, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2007, we had $55.0 million of fixed-rate long-term debt and approximately $34.4 million of variable-rate debt. The weighted average interest rate on the fixed-rate long-term debt was 6.76%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the revolving credit facility and the $30.0 million notional amount of the interest-rate swap executed August 8, 2006. Assuming that the amount outstanding under our credit facility remains at $34.4 million, the balance at December 31, 2007, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be $44,000.

As of December 31, 2006, we had approximately $41.6 million of fixed-rate long-term debt and approximately $15.2 million of variable-rate debt. The weighted average interest rate on the fixed-rate long-term debt was 7.95%.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within MHI Hospitality Corporation have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management identified a significant deficiency noted by our external auditors during the course of their 2007 audit related to the placing in service of components of extensive renovation projects. Our management does not believe that it constitutes a material weakness and has subsequently implemented additional internal controls and procedures to eliminate this significant deficiency in our internal controls over financial reporting. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

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

Information on our directors is incorporated by reference to our 2008 proxy statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our 2008 proxy statement.

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

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2007 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2004 Long Term Incentive Plan(1)	—	—	323,000

Equity compensation plans not approved by security holders:
None
Total	N/A	N/A	N/A

(1)	On December 21, 2004, we granted 4,000 shares (1,000 each) of restricted stock to our independent directors that vested on December 21, 2005.

On June 1, 2006, we granted 4,000 shares (1,000 shares each) of restricted stock to our independent directors that vested on December 31. 2006.

On June 16, 2006, the Nominating, Corporate Governance and Compensation Committee granted 4,000 shares of restricted stock to certain employees of the Company.

On January 16, 2007, we granted 6,000 shares (1,500 shares each) of restricted stock to our independent directors that vested on December 31, 2007. On February 27, 2007, 1,500 shares of restricted stock were forfeited due to the resignation of one of the directors. On April 27, 2007, 1,500 shares of restricted stock were issued to a new independent director that also vested on December 31, 2007.

On January 23, 2007, we issued 5,000 shares of restricted stock to Mr. Andrew Sims and 4,000 shares of restricted stock to Mr. William Zaiser. On March 13, 2006, the Nominating, Corporate Governance and Compensation Committee had granted these deferred awards, which vested on December 31, 2006.

On January 1, 2008, we issued 10,000 shares of stock to Mr. David Folsom pursuant to the terms of his employment agreement dated January 9, 2006. We also granted 14,000 shares of restricted stock to Mr. Folsom on January 14, 2008 pursuant to the first amendment to that agreement. These shares are included in the number of securities remaining available for future issuance at December 31, 2007 in the table above.

On February 6, 2008, we granted 6,000 shares (1,500 each) of restricted stock to our independent directors that will vest on December 31, 2008.

On February 6, 2008, we granted 7,550 shares of stock to Mr. Andrew Sims, 3,550 shares of stock to Mr. William Zaiser and 1,813 shares of stock to Mr. David Folsom.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2008 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2008 proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements
	Index to Financial Statements and Financial Statement Schedules	F-1
MHI Hospitality Corporation
	Report of Independent Registered Public Accounting Firm	F-2

	Balance Sheets for MHI Hospitality Corporation as of December 31, 2007 and 2006	F-3

	Statements of Operations for MHI Hospitality Corporation for the years ended December 31, 2007, 2006 and 2005	F-4

	Statements of Owners’ Equity for MHI Hospitality Corporation for the years ended December 31, 2007, 2006 and 2005	F-5

	Statements of Cash Flows for MHI Hospitality Corporation for the years ended December 31, 2007, 2006 and 2005	F-6

	Notes to Consolidated Financial Statements	F-7

2.	Financial Statement Schedules
	Schedule III—Real Estate and Accumulated Depreciation	F-25

	Schedule IV—Mortgage Loans and Interest Earned on Real Estate	F-26

Separate Financial Statement of Subsidiaries not consolidated Pursuant to Rule 3-09 of Regulation S-X MHI/Carlyle Sian Owner I, LLC and MHI/Carlyle Sian Lessee I, LLC

	Independent Auditor’s Report	F-27

	Combined Balance Sheet for MHI/Carlyle Sian Owner I, LLC and MHI/Carlyle Sian Lessee I, LLC as of December 31, 2007	F-28

	Combined Statement of Operations and Member’s Equity for MHI/Carlyle Sian Owner I, LLC and MHI/Carlyle Sian Lessee I, LLC for the period from inception (May 25, 2007) to December 31, 2007	F-29

	Combined Statement of Cash Flows for MHI/Carlyle Sian Owner I, LLC and MHI/Carlyle Sian Lessee I, LLC for the period from inception (May 25, 2007) to December 31, 2007	F-30

	Notes to Combined Financial Statements	F-31

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

The following exhibits are filed as part of this Form 10-K:

Exhibits
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

3.3	Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.(2)

4.	Form of Common Stock Certificate.(2)

10.1	MHI Hospitality Corporation 2004 Omnibus Stock Incentive Plan.(2)*

10.2	Form of Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(3)*

Exhibits
10.3	Form of Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(3)*

10.4	Form of Strategic Alliance Agreement between MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services, LLC.(1)

10.5	Form of Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(4)

10.5A	Amendment Number 2, dated January 14, 2008 to the Master Management Agreement, dated December 21, 2004, as amended, by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(5)

10.6	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and MHI Hospitality, L.P.(6)

10.7	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and MHI Hospitality, L.P.(6)

10.8	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and MHI Hospitality, L.P.(2)

10.9	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and MHI Hospitality, L.P.(2)

10.10	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.(2)

10.11	Form of Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC.(2)

10.12	Form of Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.(2)

10.13	Form of Lease Agreement with MHI Hospitality TRS, LLC.(1)

10.14	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and MHI Hospitality, L.P.(7)

10.15	Form of Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.(2)

10.16	Loan Agreement dated as of July 22, 2006, by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company.(8)

10.17	Promissory Note dated as of July 22, 2006, made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company.(8)

10.18	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, MHI Hospitality, L.P., and MHI Hotels, LLC.(9)

10.19	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC.(10)

10.19A	Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(11)

10.19B	Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006.(11)

10.19C	Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(12)

Exhibits
10.20	Employment Agreement dated as of January 9, 2006, between MHI Hospitality Corporation and David R. Folsom.(13)*

10.20A	First Amendment, dated January 1, 2008, to the Employment Agreement, dated January 9, 2006, between MHI Hospitality Corporation and David R. Folsom.(5)

10.21	Credit Agreement dated as of May 8, 2006, among MHI Hospitality Corporation, MHI Hospitality, L.P., MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein and the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co Documentation Agent, Manufacturers and Traders Trust Company as Co Documentation Agent and Branch Banking and Trust Company.(14)

10.21A	First Amendment to Credit Agreement, dated August 1, 2007.(15)

10.22	Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP.(16)

10.22A	First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006.(16)

10.22B	Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006.(16)

10.23	Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and MHI Hospitality Corporation.(17)

10.24	Strategic Alliance Agreement dated September 8, 2006 by and among MHI Hospitality, L.P., MHI Hospitality Corporation and Coakley & Williams Hotel Management Company.(18)

10.25	Promissory Note dated March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company.(19)

10.26A	Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007.(20)

10.26B	Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(20)

10.26C	Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(20)

10.27	Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC.(12)

10.28	Purchase Agreement between MHI Hospitality Corporation and VanTampa Plaza Hotel, Inc. dated July 16, 2007(15)

10.29	Employment Agreement dated May 25, 2007 between MHI Hospitality Corporation and Julia Farr Connolly.(21)

10.30	Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L. C., to the order of MONY Life Insurance Company(15)

21.1	List of Subsidiaries of MHI Hospitality Corporation.

23.1	Consent of PKF Witt Mares, PLC.

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 4 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 29, 2004. (333-118873)
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 2 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 2, 2004. (333-118873)
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004. (333-118873)
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004. (333-118873)
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005.
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 23, 2006.
(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.
(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006.

(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.
(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.
(19)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007.
(20)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.
(21)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 7, 2007.
*	Denotes management contract and/or compensatory plan/arrangement.

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

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	President, Chief Executive Officer and Chairman of the Board of Directors	March 26, 2008

/s/ WILLIAM J. ZAISER William J. Zaiser	Chief Financial Officer and Secretary	March 26, 2008

/s/ ANTHONY E. DOMALSKI	Chief Accounting Officer	March 26, 2008
Anthony E. Domalski

/s/ J. PAUL CAREY	Director	March 26, 2008
J. Paul Carey

/s/ JAMES. P. O’HANLON	Director	March 26, 2008
James P. O’Hanlon

/s/ CHRISTOPHER L. SIMS	Director	March 26, 2008
Christopher Sims

/s/ KIM E. SIMS	Director	March 26, 2008
Kim Sims

/s/ EDWARD S. STEIN	Director	March 26, 2008
Edward Stein

/s/ ANTHONY C. ZINNI	Director	March 26, 2008
General Anthony C. Zinni

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

MHI Hospitality Corporation
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets for MHI Hospitality Corporation as of December 31, 2007 and 2006	F-3

Statements of Operations for MHI Hospitality Corporation for the years ended December 31, 2007, 2006 and 2005	F-4

Statements of Owners’ Equity for MHI Hospitality Corporation for the years ended December 31, 2007, 2006 and 2005	F-5

Statements of Cash Flows for MHI Hospitality Corporation for the years ended December 31, 2007, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2007	F-25

Schedule IV—Mortgage Loans and Interest Earned on Real Estate as of December 31, 2007	F-26

Separate Financial Statements of Subsidiaries not consolidated Pursuant to Rule 3-09 of Regulation S-X MHI/Carlyle Sian Owner I, LLC and MHI/Carlyle Sian Lessee I, LLC
Report of Independent Registered Public Accounting Firm	F-27

Combined Balance Sheet for MHI/Carlyle Sian Owner I, LLC and MHI/Carlyle Sian Lessee I, LLC as of December 31, 2007	F-28

Combined Statement of Operations and Member’s Equity for MHI/Carlyle Sian Owner I, LLC and MHI/Carlyle Sian Lessee I, LLC for the period from inception (May 25, 2007) to December 31, 2007	F-29

Combined Statement of Cash Flows for MHI/Carlyle Sian Owner I, LLC and MHI/Carlyle Sian Lessee I, LLC for the period from inception (May 25, 2007) to December 31, 2007	F-30

Notes to Combined Financial Statements	F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MHI Hospitality Corporation

Williamsburg, Virginia

We have audited the accompanying consolidated balance sheets of MHI Hospitality Corporation and subsidiaries as of December 31, 2007 and 2006, the related consolidated statements of operations, owners’ equity, and cash flows for each of the years in the three- year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules of real estate and accumulated depreciation and mortgage loans and interest earned on real estate. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of MHI Hospitality Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ PKF Witt Mares, PLC
PKF Witt Mares, PLC

Williamsburg, Virginia
March 6, 2008

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Investment in hotel properties, net	$109,430,559	$103,070,459
Properties under development	31,237,237	8,345,945
Investment in joint venture	5,583,072	—
Cash and cash equivalents	3,988,700	1,445,491
Restricted cash	1,750,029	2,522,234
Accounts receivable	1,666,417	2,143,426
Accounts receivable-affiliate	11,814	195,859
Prepaid expenses, inventory and other assets	2,550,112	1,979,371
Notes receivable	400,000	4,430,000
Shell Island lease purchase, net	2,264,705	2,676,470
Deferred financing costs, net	1,076,345	793,558

TOTAL ASSETS	$159,958,990	$127,602,813

LIABILITIES
Line of credit	$34,387,858	$15,228,232
Mortgage loans	55,000,000	41,607,099
Accounts payable and accrued liabilities	8,478,441	5,429,990
Dividends and distributions payable	1,807,883	1,805,333
Advance deposits	408,912	509,084

TOTAL LIABILITIES	100,083,094	64,579,738

Minority Interest in Operating Partnership	19,689,453	21,001,287

Commitments and contingencies (see Note 9)

OWNERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,897,000 shares and 6,712,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	68,970	67,120
Additional paid in capital	48,321,505	47,947,267
Accumulated deficit	(8,204,032)	(5,992,599)

TOTAL OWNERS’ EQUITY	40,186,443	42,021,788

TOTAL LIABILITIES AND OWNERS’ EQUITY	$159,958,990	$127,602,813

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
REVENUE
Rooms department	$46,544,928	$43,902,272	$36,125,187
Food and beverage department	19,549,325	19,140,975	16,449,821
Other operating departments	3,720,126	4,198,550	2,598,546

Total revenue	69,814,379	67,241,797	55,173,554
EXPENSES
Hotel operating expenses
Rooms department	12,265,770	12,105,920	9,957,696
Food and beverage department	13,661,511	13,006,643	11,361,380
Other operating departments	865,256	868,631	728,234
Indirect	25,084,554	24,230,330	20,333,108

Total hotel operating expenses	51,877,091	50,211,524	42,380,418
Depreciation and amortization	5,050,234	4,916,721	4,071,774
Corporate general and administrative	3,137,349	2,591,180	2,071,646

Total operating expenses	60,064,674	57,719,425	48,523,838

NET OPERATING INCOME	9,749,705	9,522,372	6,649,716
Other income (expense)
Interest expense	(4,211,785)	(4,261,422)	(2,802,230)
Interest income	132,715	253,954	126,741
Equity loss in joint venture	(1,023,083)	—	—
Unrealized(loss) on hedging activities	(771,792)	(176,729)	—
Gain (Loss) on disposal of assets	(239,664)	48,853	(235,378)

Net income before minority interest in operating partnership and income taxes	3,636,096	5,387,028	3,738,849
Minority interest in operating partnership	(1,362,967)	(1,889,387)	(1,407,268)
Income tax (provision) benefit	187,888	(253,966)	257,218

Net income from continuing operations	2,461,017	3,243,675	2,588,799
Net loss from discontinued operations, net	—	(62,663)	(107,348)

NET INCOME	$2,461,017	$3,181,012	$2,481,451

Continuing operations per share
Basic	$0.36	$0.48	$0.39
Diluted	$0.36	$0.48	$0.39
Discontinued operations per share
Basic	$0.00	$(0.01)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.02)
Net income (loss) per share
Basic	$0.36	$0.47	$0.37
Diluted	$0.36	$0.47	$0.37
Weighted average number of shares outstanding
Basic	6,843,736	6,708,526	6,667,562
Diluted	6,903,736	6,775,775	6,667,562

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2004	6,004,000	$60,040	$42,221,495	$(2,534,222)	$39,747,313
Sale of common shares in connection with over-allotment of initial public offering	700,000	7,000	6,993,000	—	7,000,000
Underwriters fees, offering expenses and issuance costs related to over- allotment	—	—	(490,000)	—	(490,000)
Adjustment to minority interest in operating partnership	—	—	(964,148)	—	(964,148)
Net Income	—	—	—	2,481,451	2,481,451
Dividends declared	—	—	—	(4,558,720)	(4,558,720)

Balances at December 31, 2005	6,704,000	67,040	47,760,347	(4,611,491)	43,215,896
Net Income	—	—	—	3,181,012	3,181,012
Issuance of restricted common stock awards	8,000	80	72,920	—	73,000
Amortization of deferred stock grants	—	—	114,000	—	114,000
Dividends declared	—	—	—	(4,562,120)	(4,562,120)

Balances at December 31, 2006	6,712,000	67,120	47,947,267	(5,992,599)	42,021,788
Net Income	—	—	—	2,461,017	2,461,017
Issuance of restricted common stock awards	15,000	150	145,710	—	145,860
Conversion of units in operating partnership to common stock	170,000	1,700	114,528	—	116,228
Amortization of deferred stock grants	—	—	114,000	—	114,000
Dividends declared	—	—	—	(4,672,450)	(4,672,450)

Balances at December 31, 2007	6,897,000	$68,970	$48,321,505	$(8,204,032)	$40,186,443

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$2,461,017	$3,181,012	$2,481,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,050,234	5,053,589	4,309,575
Equity in loss of joint venture	1,023,083	—	—
(Gain) loss on disposal of assets	239,664	(48,853)	235,378
Unrealized loss on hedging activities	771,792	176,729	—
Amortization of deferred financing costs	282,170	236,309	77,436
Charges related to equity-based compensation	259,860	187,000	—
Minority interest in operating partnership/ predecessor	1,362,967	1,852,888	1,436,064
Changes in assets and liabilities:
Restricted cash	(58,818)	356,676	(360,880)
Accounts receivable	477,009	(48,233)	(934,034)
Inventory, prepaid expenses and other assets	(1,443,084)	(54,720)	(390,789)
Accounts payable and accrued liabilities	2,276,660	(85,596)	(70,300)
Advance deposits	(100,172)	242,427	(69,645)
Due from affiliates	184,045	46,503	57,854

Net cash provided by operating activities	12,786,427	11,095,731	6,772,110

Cash flows from investing activities:
Acquisition of hotel properties	(13,822,910)	(7,736,380)	(3,693,998)
Improvements and additions to hotel properties	(19,434,274)	(6,998,616)	(9,066,315)
Investment in joint venture	(6,606,155)	—	—
Funding of restricted cash reserves	(1,409,263)	(1,453,418)	(4,154,435)
Proceeds from restricted cash reserves	2,240,288	3,082,531	821,961
Proceeds from sale of hotel properties	—	146,128	—
Proceeds of note receivable	4,030,000	—	—

Net cash used in investing activities	(35,002,314)	(12,959,755)	(16,092,787)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	7,000,000
Payment of issuance costs related to sale of common stock	—	—	(490,000)
Minority partner distributions	(2,556,023)	(2,657,173)	(1,962,085)
Dividends paid	(4,672,450)	(4,560,760)	(3,419,040)
Payments on related party loans	—	—	(2,000,000)
Proceeds from line of credit	19,159,626	11,728,232	3,500,000
Proceeds of mortgage refinancing	13,851,780	—	—
Payment of deferred financing costs	(564,958)	(622,751)	(54,496)
Payment of mortgage loans	(458,879)	(1,079,843)	(1,066,245)

Net cash provided by financing activities	24,759,096	2,807,705	1,508,134

Net increase (decrease) in cash and cash equivalents	2,543,209	943,681	(7,812,543)
Cash and cash equivalents at the beginning of the year	1,445,491	501,810	8,314,353

Cash and cash equivalents at the end of the year	$3,988,700	$1,445,491	$501,810

Supplemental disclosures:
Cash paid during the year for interest	$4,841,486	$4,104,236	$2,612,197

Cash paid during the year for income taxes	$457,899	$326,051	$—

Non-cash investing and financing activities:
Seller’s note on purchase of Jacksonville Hilton	$—	$—	$18,000,000

Issuance of units in operating partnership on purchase of Jacksonville Hilton	$—	$—	$913,482

Seller’s note on sale of Holiday Inn Downtown Williamsburg	$—	$4,430,000	$—

Refinance of mortgage notes	$23,148,220	$—	$—

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 10, 2006, the Company sold the Holiday Inn Downtown, in Williamsburg, VA for $4.75 million. The Company agreed to take back three promissory notes that totaled $4.33 million from the purchaser and received the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million, $1.4 million and $0.4 million were obtained from the purchaser with interest-only payments due monthly bearing rates of 8.0%, 8.5% and 8.0%, respectively. On February 6, 2007, the first of the three promissory notes was satisfied with a payment of $2.63 million. On March 14, 2007, the second of the three promissory notes was satisfied with a payment of $1.4 million. The third promissory note requires interest-only payments due monthly for the first four years and payments under a 20-year amortization schedule until it matures in August 2026. The promissory notes are secured by a security interest in the hotel and by personal guarantees of affiliates of the purchaser.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 20, 2006, the Company purchased the 186-room Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The hotel is located directly on the Ohio River, with unimpeded views of the Louisville skyline, and access to the center of downtown Louisville. The Company has closed the hotel to begin extensive renovations and plans to re-open the hotel as a Sheraton in April 2008. The purchase was structured to meet the requirements of an Internal Revenue Code Sec. 1031 like-kind exchange, enabling the Company to defer tax on all capital gains on the sale in August 2006 of its Williamsburg property. To facilitate the closing of the acquisition, MHI accessed approximately $7.6 million from its line of credit, and approximately $0.1 million in cash proceeds from the sale of its Williamsburg property.

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, is being used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of 6.21%, with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule.

On April 26, 2007, the Company entered into a program agreement and related operating agreements with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”). The agreements provide for the formation of entities to be jointly owned by the Company and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, the Company will offer the joint venture the first right to acquire potential investment opportunities identified by the Company with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture through April 2010. Carlyle will fund up to 90% of the equity of an acquisition, and the Company will provide between 10% and 25%. The Company will receive an asset management fee of 1.5% of the gross revenues of the hotels owned by the venture. In addition, the Company will have a first right of offer with respect to any investment disposed by the joint venture. It is expected that hotels acquired by the joint venture will be managed by MHI Hotels Services, LLC (“MHI Hotels Services”).

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

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds were issued to the Company. The remainder of the proceeds will be used to fund renovations to the property. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06%, with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 8, 2007, through its joint venture program with Carlyle, the Company completed the acquisition of the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million, with Carlyle retaining a 75% equity position. A portion of the $74.0 million purchase price was financed with a two-year $57.6 million non-recourse loan from Société Générale. The loan has three one-year extensions and is interest-only bearing a rate of LIBOR plus 1.94%. The hotel will be managed by MHI Hotels Services. The Company will receive an asset management fee of 1.5% of gross revenues of the hotel in addition to its share of the operating profits and proceeds of sale pursuant to the joint venture agreement.

On October 29, 2007, the Company completed the purchase of a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, for the approximately $13.8 million, including transfer costs. The Company financed the acquisition with funds drawn on its credit facility. The Company intends to make extensive renovations and re-brand the hotel, as is consistent with the Company’s repositioning strategy.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 64.85% by the Company as of December 31, 2007, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash—Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with The Mutual of New York Life Insurance Company (“MONY”). MONY holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. Also included is a reserve for replacement of furniture, fixtures and equipment pursuant to the Company’s mortgage agreement with the AFL-CIO Building Investment Trust which holds the mortgage on the Crowne Plaza Jacksonville.

Investment in Hotel Properties—Investments in hotel properties include investments in operating properties which are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project which constitute additions or improvements which extend the life of the property are capitalized.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 7 to 39 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Properties Under Development—Investments in hotel properties that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. Currently, there are two properties under development; one, in Jeffersonville, Indiana which is expected to open in April 2008 as the Sheraton Louisville Riverside North, and one in Tampa, Florida which is expected to open in the first quarter 2009 as the Crowne Plaza Tampa Westshore.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the years ended December 31, 2007, 2006 and 2005 was $1,018,949, $183,634, and $0, respectively.

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

The Company is party to an interest-rate swap agreement on a notional amount of $30.0 million as required under its credit facility agreement for the purpose of hedging interest rate risk. The Company has not designated the interest-rate swap as a cash flow hedge and does not apply hedge accounting. Changes in the value of the interest-rate swap agreement are reported in the Company’s earnings. At December 31, 2007 and 2006, the interest-rate swap agreement had an estimated fair value of $(1,180,494) and $(408,702), respectively, and is included in accounts payable and other accrued liabilities.

Inventories—Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees—Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2007 and 2006 were $347,862 and $184,812, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $25,950, $29,891 and $25,087, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Occupancy and Other Taxes—Revenue is reported net of occupancy and other taxes collected from customers and remitted to governmental authorities.

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

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 87,000 shares including 69,000 shares granted under deferred stock awards to its executives, 4,000 restricted shares issued to certain employees, and 14,000 restricted shares issued to its directors. Of the 69,000 shares granted under deferred stock awards, 60,000 shares vest over five years and 9,000 shares vested at the end of 2006. Regarding the restricted shares awarded to the Company’s directors and certain employees, the shares vest immediately and represent compensation for the previous year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. The total value of non-vested awards which is expected to be recognized over the next three years is $342,000.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of December 31, 2007, no performance-based stock awards have been issued. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.

Total compensation cost recognized under the Plan for the years ended December 31, 2007, 2006 and 2005 was $276,904, $150,800 and $123,500, respectively.

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

New Accounting Pronouncements—In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. The Company has not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements. However, it is anticipated that the balance sheet presentation of the minority interest in the Operating Partnership will be reflected in the equity section upon implementation of SFAS141R.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Company is January 1, 2008. The Company is evaluating the impact of the provisions of SFAS 159 on its consolidated financial statements.

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

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was required to be adopted by the Company beginning January 1, 2007. The adoption did not have a material impact on the Company’s results of operations or financial position.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R focuses primarily on accounting for

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R became effective as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. The Company adopted the provisions of SFAS 123R effective January 1, 2006.

3. Acquisition of Hotel Properties

Tampa Acquisition. On October 29, 2007, the Company purchased the former Tampa Clarion Hotel in Tampa, Florida for approximately $13.8 million including transfer costs. The allocation of the purchase price to the acquired assets based on their fair values was as follows (in thousands):

Tampa Clarion Hotel
Land and land improvements	$4,153
Buildings and improvements	9,670

$13,823

Louisville Acquisition. On September 20, 2006, the Company purchased the Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The allocation of the purchase price to the acquired assets based on their fair values was as follows (in thousands):

Louisville Ramada Riverfront Inn
Land and land improvements	$782
Buildings and improvements	6,891
Furniture, fixtures and equipment	63

$7,736

Jacksonville Acquisition. On July 22, 2005, the Company acquired the Crowne Plaza Jacksonville, formerly known as the Hilton Jacksonville Riverfront, in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust, for an aggregate price of $22 million. The Trust, for which Mercantile Safe Deposit and Trust Company acts as trustee, financed a portion of the purchase price by extending an $18 million mortgage loan (the “Loan”) to the purchaser.

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

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Land and land improvements	$12,586	$12,581
Buildings and improvements	101,205	91,239
Furniture, fixtures and equipment	19,470	20,078

	133,261	123,898
Less: accumulated depreciation	(23,830)	(20,828)

	$109,431	$103,070

5. Credit Facility

As of December 31, 2007, the Company had a secured, revolving credit facility with a financial institution that enabled the Company to borrow up to $60.0 million, subject to borrowing base and loan-to-value limitations, with a syndicated bank group comprising of Branch Banking & Trust Company (BB&T), Key Bank National Association, Regions Bank and Manufacturers and Traders Trust Company. The credit facility was established during second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. The Company had borrowings under the credit facility of $34,387,858 and $15,228,232 at December 31, 2007 and December 31, 2006, respectively.

The credit facility matures during May 2011 and bears interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125%. On December 31, 2007, LIBOR was 4.60%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The revolving line of credit facility includes an uncommitted accordion facility, pursuant to which the Company may be able to increase the total commitment under the revolving line of credit facility up to $75.0 million. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The credit facility is secured by the Holiday Inn Brownstone, Hilton Philadelphia Airport, the property in Jeffersonville, Indiana and the property in Tampa, Florida as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At December 31, 2007, the four properties had a net carrying value of approximately $65.2 million. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. As of December 31, 2007 and December 31, 2006, the Company was in compliance with all of the required covenants.

6. Mortgage Debt

Upon its formation, the Company assumed existing mortgage debt with MONY that was in place on two of the initial properties.

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds was issued to the Company. In

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 2007, the Company drew an additional $2.0 million to initiate a product improvement plan for the hotel in connection with the Hilton relicensing. The remaining $9.0 million of the proceeds will fund the remainder of the product improvement plan. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06% with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule. The outstanding balance due on the loan as of December 31, 2007 and December 31, 2006 was $14,000,000 and $9,685,090, respectively.

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, is being used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of $6.21% with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule. The outstanding balance due on the loan as of December 31, 2007 and December 31, 2006 was $23,000,000 and $13,922,010, respectively.

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

Total debt maturities as of December 31, 2007 were as follows ($000s):

December 31, 2008	$—
December 31, 2009	262
December 31, 2010	18,580
December 31, 2011	856
December 31, 2012	910
Thereafter	43,392

Total future maturities	$64,000
Less: Funds remaining to be drawn on the Hilton Savannah DeSoto mortgage	(9,000)

Mortgage loan balance, December 31, 2007	$55,000

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases—The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. The space is leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2007, 2006 and 2005 was $43,180, $43,180 and $38,487, respectively.

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

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For the years ended December 31, 2007, 2006 and 2005, rent expense was $95,482, $82,564 and $76,104, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for the year ended December 31, 2007, 2006 and 2005 was $168,138, $168,603 and $155,603, respectively.

The Company leases approximately 1,700 square feet of office space in Williamsburg, Virginia under a two-year lease that expires August 31, 2008. There is a renewal option for one additional year. For the years ended December 31, 2007 and 2006, rent expense was $41,996 and $13,860, respectively.

The Company has agreed to lease a parking lot in close proximity to the property under renovation in Jeffersonville, Indiana. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana which expires December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Minimum annual rents of $33,600 will commence no later than March 31, 2008.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expired September 18, 2007. A new operating lease has been executed requiring annual payments of $4,961 and expires September 18, 2012. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $4,720, $4,638 and $2,100, respectively.

A schedule of minimum future lease payments is as follows:

2008	$377,513
2009	357,361
2010	358,681
2011	354,765
2012	263,620
2013 and thereafter	350,101

Total	$2,062,041

Purchase Commitment—On January 23, 2008, the Company entered into a definitive agreement to purchase the 176-room Hampton Marina Hotel in Hampton, Virginia for the aggregate purchase price of $7.85 million. The Company expects to complete the purchase, subject to customary closing conditions including satisfactory completion of a diligence review of the property, during the second quarter 2008 and fund the acquisition with borrowings on its credit facility.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management Agreement—Each of the operating hotels that the Company owned at December 31, 2007 operate under a ten-year master management agreement with MHI Hotels Services which expires between December 2014 and July 2015 (see Note 9).

Franchise Agreements—As of December 31, 2007, the Company’s hotels, except for those under development, operated under franchise licenses from national hotel companies. Franchise licenses have been obtained for both the Sheraton Louisville Riverside North, expected to open in April 2008, and the Crowne Plaza Tampa Westshore, expected to open in the first quarter 2009. A franchise license has also been obtained for a Crowne Plaza license for the Company’s anticipated purchase of the Hampton Marina Hotel in Hampton, Virginia subject to certain terms and conditions. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between March 2011 and January 2024.

Restricted Cash Reserves—The Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required to establish a property improvement fund for each of these two hotels to cover the cost of replacing capital assets at the properties. Contributions to the property improvement fund are based on a percentage of gross revenues or receipts at each hotel equating to 4%.

Pursuant to the terms of the mortgage on the Crowne Plaza Jacksonville, the Company is required to contribute 4% of room revenues to a property improvement fund that commenced with the completion of the renovations at the property.

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

In June 2006, the Company issued 8,000 shares of restricted common stock to its independent directors and non-executive employees. In January 2007, the Company issued 13,500 shares of restricted stock to certain of its principal executives and independent directors. In March 2007, two holders of units in the Operating Partnership redeemed 120,000 units for an equivalent number of shares of the Company’s common stock. In April 2007, the Company issued 1,500 shares of restricted stock to a new independent director. In August 2007, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock. As of December 31, 2007, the Company had 6,897,000 shares of common stock outstanding.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants—The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares—The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2006, there were no shares of preferred stock outstanding.

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2007, the total number of Operating Partnership units outstanding was 3,737,607.

9. Related Party Transactions

As of December 31, 2007, the members of MHI Hotels Services (a company that is majority-owned and controlled by our chief executive officer, our chief financial officer and two members of the board of directors) owned 0.1% of the Company’s outstanding common stock and 2,218,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable—At December 31, 2007 and December 31, 2006, the Company was due $11,814 and $195,859, respectively, from MHI Hotels Services.

Note Payable Related Party—On May 11, 2005, the Company repaid its indebtedness of $2,000,000 to MHI Hotels Services.

Shell Island Sublease—The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the years ended December 31, 2007, 2006 and 2005, the Company earned $640,000 per year in leasehold revenue.

Sublease of Office Space—The Company subleases office space in Greenbelt, MD from MHI Hotels Services. For the years ended December 31,2007, 2006 and 2005, rent expense related to the sublease totaled $38,040, $38,010 and $31,050, respectively.

Strategic Alliance Agreement—On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements—Each of the operating hotels that the Company owned at December 31, 2007 are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and July 2015. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels is 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the Williamsburg property under the master management

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

For the years ended December 31, 2007, 2006 and 2005, the Company paid MHI Hotels Services $2,186,166, $1,768,912 and $1,263,994 in management fees, respectively.

Acquisition of Hotel Furniture and Equipment—Upon acquisition of the Crowne Plaza Jacksonville on July 22, 2005, an affiliate of MHI Hotels Services contributed furniture, fixtures and equipment used in the operation of the Hotel and assigned all other rights relating to the property to the purchase in exchange for 90,570 units in the Operating Partnership, valued at approximately $913,000.

Employee Medical Benefits—The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. For the years ended December 31, 2007, 2006 and 2005, the Company paid $1,610,386, $1,680,066 and $1,480,198, respectively, for benefits.

Construction Management Services—The Company has engaged MHI Hotels Services to manage the renovations of the Hilton Philadelphia Airport, the Crowne Plaza Jacksonville, the Hilton Wilmington Riverside, and the newly acquired property in Jeffersonville, Indiana. For the years ended December 31, 2007, 2006 and 2005, the Company paid $500,000, $312,000 and $70,000, respectively, in construction management fees.

Charter Vessel Rental—The Company leases the “Jacksonville Princess”, a charter vessel docked adjacent to the Crowne Plaza Jacksonville from MHI Hotels, Inc., an affiliate of MHI Hotels Services on an event-by-event basis for guests of the hotel. Charter rentals for the years ended December 31, 2007, 2006 and 2005 were $66,145, $137,119 and $68,008, respectively. Beginning June 1, 2007, the Company no longer chartered the “Jacksonville Princess” from MHI Hotels, Inc., but sold catering services to MHI Hotels, Inc. for events on the charter vessel. For the year ended December 31, 2007, total sales of catering services to MHI Hotels, Inc. was $46,846.

10. Retirements Plans

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provisions. Company contributions to the plan for the years ended December 31, 2007 and 2006 were $37,951 and $32,623.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Unconsolidated Joint Venture

The Company owns a 25% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract. Carlyle owns a 75% controlling interest in both the entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

December 31, 2007
ASSETS
Investment in hotel properties, net	$76,275,909
Cash and cash equivalents	1,981,885
Restricted cash	1,001,196
Accounts receivable	107,381
Prepaid expenses, inventory and other assets	1,541,164

TOTAL ASSETS	$80,907,535

LIABILITIES
Mortgage loans	57,600,000
Accounts payable and other accrued liabilities	794,716
Advance deposits	180,096

TOTAL LIABILITIES	58,574,812
TOTAL MEMBERS’ EQUITY	22,332,723

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$80,907,535

Period from May 25, 2007 through December 31, 2007
Revenue
Rooms department	$1,521,182
Food and beverage department	330,993
Other operating departments	115,409

Total revenue	1,967,584
Expenses
Hotel operating expenses
Rooms department	459,465
Food and beverage department	397,789
Other operating departments	81,608
Indirect	1,303,286

Total hotel operating expenses	2,242,149
Depreciation and amortization	543,078
Start-up expenses	(1,555,618)
General and administrative	9,033

Total operating expenses	4,349,878

Operating loss	(2,382,294)
Interest expense	(1,727,996)
Interest income	17,955

Net loss	$(4,092,335)

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2007, 2006 and, 2005 are as follows (in thousands):

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations
Current:
Federal	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and local	108	108	—	441	441	—	—	—	—

	108	108	—	441	441	—	—	—	—

Deferred:
Federal	(263)	(263)	—	(266)	(149)	(117)	(393)	(199)	(194)
State and local	(33)	(33)	—	(69)	(38)	(31)	(115)	(58)	(57)

	(296)	(296)	—	(335)	(187)	(148)	(508)	(257)	(251)

	$(188)	$(188)	$—	$106	$254	$(148)	$(508)	$(257)	$(251)

A reconciliation of the statutory federal income tax expense to the Company’s provision for (benefit from) income tax is as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Statutory federal income tax expense	$1,239	$1,748	$1,159
Effect of non-taxable REIT income	(1,502)	(2,014)	(1,552)
State income tax provision	75	372	(115)

	$(188)	$106	$(508)

As of December 31, 2007 and December 31, 2006, the Company had a net deferred tax asset of approximately $1.34 million and $1.04 million, respectively, of which, approximately $1.06 million and $0.90 million, respectively are due to past years’ net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized. As of December 31, 2007 and December 31, 2006, approximately $0.16 million and $0.00 million, respectively, of the deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort that are not currently deductible, but will be amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, vacation and sick pay. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

13. Discontinued Operations

The provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, require that hotels sold or held for sale be treated as discontinued operations.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The results of operations for the property for the years ended December 31, 2006 and 2005 were as follows:

	Year ended December 31, 2006	Year ended December 31, 2005
Revenue
Rooms department	$1,304,020	$1,918,146
Food and beverage department	456,148	712,831
Other operating departments	36,092	51,029

Total revenue	1,796,260	2,682,006
Expenses
Hotel operating expenses
Rooms department	513,729	660,012
Food and beverage department	471,662	709,644
Other operating departments	25,296	55,921
Indirect	895,874	1,348,058

Total hotel operating expenses	1,906,561	2,773,635
Depreciation and amortization	136,869	237,801

Total operating expenses	2,043,430	3,011,436

Net operating income (loss)	(247,170)	(329,430)
Interest expense	—	—
Minority interest in operating partnership	36,500	(28,795)
Income tax (provision) benefit	148,007	250,877

Net income from discontinued operations	$(62,663)	$(107,348)

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

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Net income	$2,461,017	$3,181,012	$2,481,451
Basic:
Weighted average number of common shares outstanding	6,843,736	6,708,526	6,667,562
Net income per share—basic	$0.36	$0.47	$0.37
Diluted:
Dilutive awards	60,000	69,000	—
Diluted weighted average number common shares outstanding	6,903,736	6,775,775	6,667,562
Net income per share—diluted	$0.36	$0.47	$0.37

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

15. Quarterly Operating Results (Unaudited)

	Quarters Ended 2007
	March 31	June 30	September 30	December 31
Total revenue	$16,918,926	$19,374,181	$16,726,771	$16,794,501
Total operating expenses	14,944,598	16,006,926	14,428,518	14,684,632
Net operating income	1,974,328	3,367,255	2,298,253	2,109,869
Net income (loss)	602,503	1,442,806	409,118	6,589
Earnings per share (basic and diluted):	0.09	0.21	0.06	0.00

	Quarters Ended 2006
	March 31	June 30	September 30	December 31
Total revenue	$15,527,572	$18,601,088	$16,117,736	$16,995,401
Total operating expenses	14,233,033	15,506,265	13,853,528	14,126,599
Net operating income	1,294,539	3,094,823	2,264,208	2,868,802
Net income (loss)	143,549	1,127,793	799,343	1,110,327
Earnings per share (basic and diluted):	0.02	0.17	0.12	0.17

16. Subsequent Events

On January 11, 2008, the Company paid the dividend (distribution) for the fourth quarter of 2007 to those stockholders (and unit holders of MHI Hospitality, L.P.) of record on December 14, 2007. The dividend (distribution) was $0.17 per share (unit).

On January 14, 2008, the Company authorized the payment of a quarterly dividend (distribution) of $0.17 per share (unit) to the stockholders (and unit holders of MHI Hospitality, L.P.) of record as of March 14, 2008. The dividend (distribution) is to be paid April 11, 2008.

On February 6, 2008, the Company issued 6,000 shares of restricted stock to its independent directors and 12,613 shares of restricted stock to its senior executives under the Company’s 2004 Long-Term Incentive Plan.

On January 23, 2008, the Company entered into a definitive agreement to purchase the Hampton Marina Hotel in Hampton, Virginia for the aggregate purchase price of $7.85 million. The 176-room hotel is located on the waterfront and includes a 297-space parking garage and 21,000sf of retail space. The Company intends to make renovations and re-brand the hotel, as is consistent with the Company’s repositioning strategy. To facilitate the closing of the acquisition, which is expected in the second quarter 2008, subject to customary closing conditions, including satisfactory completion of a diligence review of the property, the Company anticipates accessing funds from its credit facility.

MHI HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2007

(in thousands)

	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End of Year			Accumulated Depreciation
Description	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
Philadelphia Airport Hilton Philadelphia, Pennsylvania	$2,100	$22,031	$44	$2,202	$2,144	$24,233	$26,377	$(1,994)
Hilton Wilmington Riverside Wilmington, North Carolina	785	16,829	—	7,010	785	23,839	24,624	(4,332)
Holiday Inn Brownstone Raleigh, North Carolina	815	7,416	—	989	815	8,405	9,220	(1,607)
Hilton Savannah DeSoto Savannah, Georgia	600	13,562	—	3,238	600	16,800	17,400	(2,688)
Holiday Inn Laurel West Laurel, Maryland	900	9,443	205	1,833	1,105	11,276	12,381	(1,073)
Crowne Plaza Jacksonville Jacksonville, Florida	7,090	14,604	47	2,049	7,137	16,653	23,790	(1,024)
Sheraton Louisville Riverside Jeffersonville, Indiana	782	6,891	—	8,758	782	15,649	16,431	(29)
Crowne Plaza Tampa Westshore Tampa, Florida	4,153	9,670	—	999	4,153	10,669	14,822	—

	$17,225	$100,446	$296	$27,078	$17,521	$127,524	$145,045	$(12,747)

MHI HOSPITALITY CORPORATION

SCHEDULE IV—MORTGAGE LOANS AND INTEREST EARNED ON REAL ESTATE

AS OF DECEMBER 31, 2007

(in thousands)

Description	Prior Liens	Balance at December 31, 2007	Delinquent Principal at December 31, 2007	Being Foreclosed at December 31, 2007	Accrued Interest at December 31, 2007	Interest Income During Year Ended December 31, 2007
Holiday Inn Williamsburg Downtown Williamsburg, Virginia	$4,030	$400	$—	$—	$11	$32

	$4,030	$400	$—	$—	$11	$32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

MHI/Carlyle Sian Owner I, LLC

MHI/Carlyle Sian Lessee I, LLC

Williamsburg, Virginia

We have audited the accompanying combined balance sheet of MHI/Carlyle Sian Owner I, LLC and MHI/Carlyle Sian Lessee I, LLC (“the Company”) as of December 31, 2007, the related combined statements of operations, members’ equity, and cash flows for the period from inception (May 25, 2007) to December 31, 2007. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but nor for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements described above present fairly, in all material respects, the financial position of MHI/Carlyle Sian I, LLC and MHI/Carlyle Sian Lessee I, LLC as of December 31, 2007, and the results of their operations and their cash flows for the initial period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF Witt Mares, PLC

Williamsburg, Virginia

February 16, 2008

MHI/CARLYLE SIAN OWNER I, LLC and

MHI/CARLYLE SIAN LESSEE I, LLC

COMBINED BALANCE SHEET

December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$1,981,885
Restricted cash	1,001,196
Accounts receivable	107,381
Prepaid expenses, inventory and other assets	619,869

Total current assets	3,710,331

Property and Equipment (at cost)
Land and improvements	13,884,230
Building and improvements	58,685,853
Furniture, fixtures and equipment	4,247,602

Total property and equipment	76,817,685
Less: accumulated depreciation	(541,776)

Property and equipment, net	76,275,909

Other Assets
Deferred loan costs, net	685,632
Other assets	235,663

Total other assets	921,295

TOTAL ASSETS	$80,907,535

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$794,716
Advance deposits	180,096

Total current liabilities	974,812

Long Term Liabilities
Mortgage loan	57,600,000

Total long term liabilities	57,600,000

TOTAL LIABILITIES	58,574,812

Commitments and contingencies (see Note 5)
MEMBERS’ EQUITY
Members’ equity accounts	22,332,723

TOTAL MEMBERS’ EQUITY	22,332,723

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$80,907,535

The accompanying notes are an integral part of these financial statements.

MHI/CARLYLE SIAN OWNER I, LLC and

MHI/CARLYLE SIAN LESSEE I, LLC

COMBINED STATEMENT OF OPERATIONS AND MEMBERS’ EQUITY

Period From Inception (May 25, 2007) to December 31, 2007
REVENUE
Rooms department	$1,521,182
Food and beverage department	330,993
Other operating departments	115,409

Total revenue	1,967,584

EXPENSES
Hotel operating expenses
Rooms department	459,465
Food and beverage department	397,789
Other operating departments	81,608
Indirect	1,303,287

Total hotel operating expenses	2,242,149
Depreciation and amortization	543,078
Startup costs	1,555,618
Corporate general and administrative	9,033

Total operating expenses	4,349,878

OPERATING LOSS	(2,382,294)

Other income (expense)
Interest expense	(1,727,996)
Interest income	17,955

NET LOSS	(4,092,335)
MEMBERS’ EQUITY, BEGINNING OF PERIOD
Members’ equity contributions	26,425,058
Members’ equity distributions	—

MEMBERS’ EQUITY, END OF PERIOD	$22,332,723

The accompanying notes are an integral part of these financial statements.

MHI/CARLYLE SIAN OWNER I, LLC and

MHI/CARLYLE SIAN LESSEE I, LLC

COMBINED STATEMENT OF CASH FLOWS

Period From Inception (May 25, 2007) to December 31, 2007
Cash Flows from Operating Activities:
Net Loss	$(4,092,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	543,078
Amortization of deferred financing costs	75,948
Changes in assets and liabilities:
Restricted cash	(17,955)
Accounts receivable	(107,381)
Inventory, prepaid expenses and other assets	(430,703)
Other assets	(160,663)
Accounts payable and accrued liabilities	604,248
Advance deposits	180,096

Net cash used in operating activities	(3,405,667)

Cash flows from investing activities:
Acquisition of hotel property	(18,175,628)
Improvements and additions to hotel property	(1,117,057)
Contribution to restricted cash reserve	(1,985,000)
Proceeds of restricted cash reserve	1,001,759

Net cash used in investing activities	(20,275,926)

Cash flows from financing activities:
Members’ capital contributed	26,425,058
Payment of deferred financing costs	(761,580)

Net cash provided by financing activities	25,663,478

Net increase in cash and cash equivalents	1,981,885
Cash and cash equivalents at the beginning of the period	—

Cash and cash equivalents at the end of the period	$1,981,885

Supplemental disclosures:
Cash paid during the period for interest	$1,835,039

Non-cash investing and financing activities:
Mortgage note on purchase of hotel property	$57,600,000

The accompanying notes are an integral part of these financial statements.

MHI/CARLYLE SIAN OWNER I, LLC and

MHI/CARLYLE SIAN LESSEE I, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

MHI/Carlyle Sian Owner I, LLC (“Sian Owner”) and MHI/Carlyle Sian Lessee I, LLC (“Sian Lessee” and together, the “Company”) were formed on May 25, 2007 pursuant to a program agreement between MHI Hospitality Corporation (“MHI”) and the Carlyle Group (“Carlyle”) for the purpose of acquiring a recently renovated property in Hollywood Beach, Florida, formerly known as the Ambassador Hotel, and re-opening as the Crowne Plaza Hollywood Beach. Sian Owner acquired the property on August 8, 2007 subject to a mortgage in the amount of $57.6 million with Société Générale that matures on August 1, 2009 and bears a rate of 1-month LIBOR plus 1.94%. Sian Lessee is a co-obligor of the loan, which can be extended for a maximum of two 12-month periods. The Crowne Plaza Hollywood Beach commenced operations on September 18, 2007.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sian Owner. Sian Owner leases the hotel to Sian Lessee, which in turn has engaged a hotel management company to operate the hotel under a management contract.

2. Summary of Significant Accounting Policies

Basis of Presentation—The combined financial statements presented herein include all of the accounts of Sian Owner and Sian Lessee and together represent assets and operations of the Crowne Plaza Hollywood Beach.

Principles of Combination—The combined financial statements of the Company include the accounts of the Sian Owner and Sian Lessee. All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents—All highly liquid investments with an original maturity of three months or less are cash equivalents.

Restricted Cash—Restricted cash represents a debt service escrow of approximately three months’ interest payments under the mortgage loan agreement with Société Générale. Under the terms of the agreement, the escrow account must remain until the mortgagee exceeds a debt service coverage ratio for a one-year period.

Property and Equipments—Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives as follows: land improvements – ten to twenty years, building and improvements – thirty-nine years, furniture and equipment – five to ten years. Depreciation expense for the period from May 25, 2007 through December 31, 2007 was $541,775.

Expenditures for items that have a useful life of more than one year or that materially increase the value or extend the life of existing assets are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged against earnings as incurred. Upon sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed and any resulting gain or loss in included in the statement of operations.

The management of Sian Owner reviews the hotel property for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

MHI/CARLYLE SIAN OWNER I, LLC and

MHI/CARLYLE SIAN LESSEE I, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments—Derivative instruments are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). Under SFAS 133, all derivative instruments are required to be reflected as assets or liabilities on the balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings. Derivative instruments are not purchased for speculative trading purposes.

Pursuant to the terms of the mortgage loan agreement with Société Générale, an interest rate cap agreement was purchased for $37,690 limiting exposure to 1-Month LIBOR to no more than 6.25% and will expire August 15, 2009. The interest rate cap had an estimated fair value of $30,214 at December 31, 2007 and is included in other assets.

Inventories—Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis. Generally, supplies of bed linens, towels, china, glass and silverware are not capitalized. Purchases of replacement supplies are expensed when put into service. However, with the opening of the hotel, initial supplies of linen, china, glass and silver were capitalized at cost and are being amortized over their expected useful life of between 9 and 24 months.

Franchise License Fees—Fees expended to obtain the franchise license are amortized over the life of the license. The unamortized franchise fees as of December 31, 2007 were $50,698. Amortization expense for the period May 25, 2007 through December 31, 2007 was $1,302.

Revenue Recognition—Revenues from operation of the hotel are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, rooftop leases and gift shop sales and rentals.

Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in obtaining debt financing. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the statement of operations.

Income Taxes—Sian Owner and Sian Lessee are limited liability companies which file tax returns for which the members are taxed on their respective shares of the entity’s income, and accordingly, no provision for income taxes is included in the financial statements.

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

MHI/CARLYLE SIAN OWNER I, LLC and

MHI/CARLYLE SIAN LESSEE I, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

Occupancy and Other Taxes—Revenue is reported net of occupancy and other taxes collected from customers and remitted to governmental authorities.

New Accounting Pronouncements—In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. The management of Sian Owner and Sian Lessee have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our combined financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Company is January 1, 2008. The management of Sian Owner and Sian Lessee is evaluating the impact of the provisions of SFAS 159 on its combined financial statements.

In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. The management of Sian Owner and Sian Lessee is evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements. However, the FASB has proposed FASB Staff Position No. FAS 157-b, Effective Date of FASB Statement No. 157 (“the proposed FSP”). The proposed FSP would delay the effective date of Statement 157 for all nonfinanical assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.

In June 2006, the FASB issued FASB Interpretation No. (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted beginning January 1, 2007. As the company’s members are subject to tax on the company’s earnings, the management of Sian Owner and Sian Lessee do not believe adoption will have a material impact on the combined results of operations or financial position.

3. Acquisition of Hotel Property

On August 8, 2007, Sian Owner I, LLC purchased recently renovated property in Hollywood Beach, Florida, formerly known as the Ambassador Hotel, for approximately $75.8 million including transfer costs. The allocation of the purchase price to the acquired assets based on their fair values was as follows (in thousands):

Land and improvements	$13,870
Building and improvements	58,506
Furniture and equipment	3,324
Other assets	75

$75,775

MHI/CARLYLE SIAN OWNER I, LLC and

MHI/CARLYLE SIAN LESSEE I, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

4. Mortgage Debt

Co-incident with the purchase of the hotel property in Hollywood Beach, Florida, Sian Owner and Sian Lessee became obligors of a $57.6 million mortgage with Société Générale. Under the loan, monthly payments of interest-only are due at 1-month LIBOR plus 1.94% through August 1, 2009, the loan’s maturity date. Provided certain conditions are met, the loan can be extended for up to two (2) 12-month periods. The loan is secured by the Crowne Plaza Hollywood Beach hotel.

Total debt maturities as of December 31, 2007 were as follows ($000s):

December 31, 2008	$—
December 31, 2009	57,600

Total	$57,600

5. Commitments and Contingencies

Management Agreement—Sian Lessee, which leases the property from Sian Owner, has contracted with MHI Hotels Services, LLC (“MHI Hotels Services”) to manage the property under a ten-year management agreement which expires August 2017. (See Note 6.)

Asset Management Agreement—Sian Owner has engaged MHI Hospitality TRS II, LLC, an indirect subsidiary of MHI to provide advisory and consultation services with respect to ownership, management, operation, financing and disposition of the Crowne Plaza Hollywood Beach. (See Note 6.)

Franchise Agreements—As of December 31, 2007, the Crowne Plaza Hollywood Beach operated under a franchise license from InterContinental Hotel Group. Under the franchise agreement, the hotel is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

6. Related Party Transactions

Management Agreement—Sian Lessee, which leases the property from Sian Owner, has contracted with MHI Hotels Services (a company majority-owned and controlled by the CEO, the CFO and two directors of MHI) for management of the hotel. MHI Hotels Services receives a base management fee of 2.0% in 2007 and 2008, rising to 2.5% in 2009 and 3.0% thereafter of total gross revenue. Management fees for the period from inception, May 25, 2007 through December 31, 2007 were $39,352.

Asset Management Agreement—Sian Owner has engaged MHI Hospitality TRS II, LLC, an indirect subsidiary of MHI, to provide advisory and consultation services previously described. A fee of 1.50% of total revenue is due on a quarterly basis for services rendered. Asset management fees for the period from inception, May 25, 2007, to December 31, 2007 were $29,514. Unpaid asset management fees included in accounts payable and accrued liabilities at December 31, 2007 totaled $29,514.