Form 10-Q
period 2008-03-31
MHI Hospitality CORP
filed 2008-05-07
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Telephone Number (757) 229-5648

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2008, there were 6,939,613 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Investment in hotel properties, net	$113,220,764	$109,430,559
Properties under development	36,537,407	31,237,237
Investment in joint venture	5,652,584	5,583,072
Cash and cash equivalents	3,076,801	3,988,700
Restricted cash	2,156,491	1,750,029
Accounts receivable	2,053,014	1,666,417
Accounts receivable-affiliate	8,643	11,814
Prepaid expenses, inventory and other assets	4,160,363	2,550,112
Notes receivable	400,000	400,000
Shell Island lease purchase, net	2,161,764	2,264,705
Deferred financing costs, net	1,012,049	1,076,345

TOTAL ASSETS	$170,439,880	$159,958,990

LIABILITIES
Line of credit	$45,887,858	$34,387,858
Mortgage loans	55,500,000	55,000,000
Accounts payable and other accrued liabilities	8,978,604	8,478,441
Dividends and distributions payable	1,815,127	1,807,883
Advance deposits	761,466	408,912

TOTAL LIABILITIES	112,943,055	100,083,094
Minority interest in operating partnership	18,973,336	19,689,453

Commitments and contingencies (see Note 7)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,939,613 shares and 6,897,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	69,396	68,970
Additional paid in capital	48,501,275	48,321,505
Accumulated deficit	(9,867,182)	(8,204,032)

TOTAL SHAREHOLDERS’ EQUITY	38,703,489	40,186,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$170,439,880	$159,958,990

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007
REVENUE
Rooms department	$10,742,102	$11,252,884
Food and beverage department	3,814,058	4,760,083
Other operating departments	961,302	905,960

Total revenue	15,517,461	16,918,926
EXPENSES
Hotel operating expenses
Rooms department	3,135,890	3,026,359
Food and beverage department	2,994,507	3,282,014
Other operating departments	194,302	209,675
Indirect	6,259,143	6,322,155

Total hotel operating expenses	12,583,842	12,840,203
Depreciation and amortization	1,390,923	1,224,461
Corporate general and administrative	962,368	879,934

Total operating expenses	14,937,133	14,944,598

OPERATING INCOME	580,328	1,974,328
Other income (expense)
Interest expense	(1,157,421)	(1,042,352)
Interest income	16,015	37,385
Equity in joint venture	69,512	—
Unrealized loss on hedging activities	(766,607)	(101,215)
Gain on disposal of assets	8,478	—

Income (loss) before minority interest in operating partnership and income taxes	(1,249,695)	868,146
Minority interest in operating partnership	260,724	(344,469)
Income tax benefit	505,554	78,826

NET INCOME (LOSS)	$(483,417)	$602,503

Net income (loss) per share
Basic	$(0.07)	$0.09
Diluted	$(0.07)	$0.09
Weighted average number of shares outstanding
Basic	6,930,045	6,764,750
Diluted	6,968,045	6,824,750

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-	Accumulated Deficit	Total
	Shares	Par Value	In Capital
Balances at December 31, 2007	6,897,000	$68,970	$48,321,505	$(8,204,032)	$40,186,443
Issuance of restricted common stock awards	42,613	426	151,270	—	151,696
Amortization of deferred stock grants	—	—	28,500	—	28,500
Net (loss)	—	—	—	(483,417)	(483,417)
Dividends declared	—	—	—	(1,179,733)	(1,179,183)

Balances at March 31, 2008	6,939,613	$69,396	$48,501,275	$(9,867,182)	$38,703,489

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended March 31, 2008	Three months ended March 31, 2007
Cash Flows from Operating Activities:
Net income (loss)	$(483,417)	$602,503
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,390,923	1,224,461
Equity in joint venture	(69,512)	—
Gain on disposal of assets	(8,478)	—
Unrealized loss on hedging activities	766,607	101,215
Amortization of deferred financing costs	64,296	43,019
Charges related to equity-based compensation	180,196	39,671
Minority interest in operating partnership	(260,724)	344,469
Changes in assets and liabilities:
Restricted cash	(126,000)	(90,428)
Accounts receivable	(386,596)	(1,208,241)
Inventory, prepaid expenses and other assets	(1,468,029)	(340,072)
Accounts payable and other accrued liabilities	(266,444)	544,035
Advance deposits	352,554	263,249
Due from affiliates	3,171	(8,562)

Net cash provided by (used in) operating activities	(311,453)	1,515,319

Cash flows from investing activities:
Improvements and additions to hotel properties	(10,512,101)	(2,505,254)
Funding of restricted cash reserves	(280,462)	(249,961)
Proceeds of restricted cash reserves	—	824,466
Proceeds of notes receivable	—	4,030,000

Net cash provided by (used in) investing activities	(10,792,563)	2,099,251

Cash flows from financing activities:
Dividends and distributions paid	(1,807,883)	(1,803,038)
Proceeds of mortgage refinancing	500,000	9,232,921
Net proceeds of (payments of) credit facility	11,500,000	(505,113)
Payment of deferred financing costs	—	(136,565)
Payment of loans	—	(283,490)

Net cash provided by financing activities	10,192,117	6,504,715

Net increase (decrease) in cash and cash equivalents	(911,899)	10,119,285
Cash and cash equivalents at the beginning of the period	3,988,700	1,445,491

Cash and cash equivalents at the end of the period	$3,076,801	$11,564,776

Supplemental disclosures:
Cash paid during the period for interest	$1,499,417	$1,158,274

Cash paid during the period for income taxes	$158,265	$287,819

The accompanying notes are an integral part of these financial statements

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service upper-upscale, upscale and mid-scale hotels located in primary and secondary markets in the mid-Atlantic, Midwest and Southeastern regions of the United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, MHI Hospitality, L.P. (the “Operating Partnership”). For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is approximately 65.0% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On April 26, 2007, the Company entered into a program agreement and related operating agreements with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”). The agreements provide for the formation of entities to be jointly owned by the Company and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, the Company will offer the joint venture the first right to acquire potential investment opportunities identified by the Company with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit up to $100.0 million of equity capital to the joint venture over a three-year period. Carlyle will fund up to 90% of the equity of an acquisition, and the Company will provide between 10% and 25%.

The Company will receive an asset management fee of 1.5% of the gross revenues of the hotels owned by the venture. In addition, the Company will have a first right of offer with respect to any investment disposed by the joint venture. It is expected that hotels acquired by the joint venture will be managed by MHI Hotels Services, LLC (“MHI Hotels Services”).

On August 1, 2007, the Company entered into an amendment to its credit agreement with Branch Banking & Trust Company (“BB&T”), as administrative agent and lender, dated May 8, 2006. The amended credit agreement with BB&T and certain other lenders reduced the rate of interest on the Company’s revolving credit facility by 0.375%, so that it bears a rate equal to LIBOR plus additional interest ranging from 1.625% to 2.125%. The amendment also reduced the capitalization rate to 8.5% from 10.0% for purposes of determining the asset value of the collateral for the credit facility. Finally, the amendment extended the maturity date of the Company’s revolving credit facility from May 8, 2010 to May 8, 2011.

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds was paid to the Company. The remainder of the proceeds will be used to fund renovations to the property. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06%, with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule.

On August 8, 2007, through a joint venture with Carlyle, the Company completed the acquisition of the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million, with Carlyle retaining a 75% equity position. A portion of the purchase was financed with a two-year $57,600,000 non-recourse loan from Société Générale. The loan has three one-year extensions and is interest-only bearing a rate of LIBOR plus 1.94%. The hotel will be managed by MHI Hotels Services. The Company will receive an asset management fee of 1.5% of gross revenues of the hotel in addition to its share of the operating profits and proceeds of sale pursuant to the joint venture agreement.

On October 29, 2007, the Company purchased a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel for approximately $13.8 million, including transfer costs. The hotel is located in Tampa’s Westshore corridor and is within two miles of the Tampa International Airport. The Company intends to make extensive renovations and re-open the hotel as the Crowne Plaza Tampa Westshore, as is consistent with the Company’s repositioning strategy, in the first quarter 2009. The Company financed the acquisition with funds drawn on its credit facility.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for and three months ended March 31, 2008 and 2007.

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

Properties Under Development – Investments in hotel property that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. As of March 31, 2008 and December 31, 2007, there were two properties under development; one, in Jeffersonville, Indiana which re-opened on May 1, 2008 as the Sheraton Louisville Riverside, and one in Tampa, Florida which is expected to re-open in the first quarter 2009 as the Crowne Plaza Tampa Westshore.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the three months ended March 31, 2008 and 2007 was $561,888 and $164,400, respectively.

Investment in Joint Venture – Investment in joint venture represents the Company’s non-controlling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract. Carlyle owns a 75.0% controlling indirect interest in both the entities. The Company accounts for its investment in the joint venture under the equity method of accounting and is entitled to receive its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale proceeds.

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

At March 31, 2008 and December 31, 2007, the Company’s interest-rate swap agreement had an estimated fair value of $(1,947,101) and $(1,180,494), respectively, and is included in accounts payable and other accrued liabilities.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of March 31, 2008 and December 31, 2007 were $389,195 and $347,862, respectively. Amortization expense totaled $8,698 and $6,238 for the three months ended March 31, 2008 and 2007, respectively.

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

Occupancy and Other Taxes – Revenues are reported net of occupancy and other taxes collected from customers and remitted to governmental authorities.

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FAS No. 109”), on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized no material adjustments regarding its tax accounting treatment. The Corporation expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted (non-vested) stock and performance share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 105,613 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 25,613 restricted shares issued to certain executives and employees, and 20,000 restricted shares issued to its directors. The 60,000 shares granted under the deferred stock award vest over five years. Regarding the restricted shares awarded to the Company’s directors, the shares vest at the end of the year of service for which the shares are awarded. Of the 60,000 shares granted to the Company’s Chief Operating Officer, only 10,000 shares have vested. Another 14,000 shares were issued January 14, 2008, but do not vest until January 1, 2011. The 25,613 restricted shares issued to certain of the Company’s executives and employees have all vested.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of March 31, 2008, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan was $40,695 and $39,671 for the three months ended March 31, 2008 and 2007, respectively.

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

Reclassifications – Certain reclassifications have been made to the prior period balances to conform to the current period presentation. Such reclassifications had no effect on the previously reported net assets.

Recent Account Pronouncements – On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but was amended on February 6, 2008 to defer the effective date for one year for certain non-financial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008, which had no material impact on its financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swap liability was valued by discounting future cash flows based on quoted prices for forward interest-rate contracts. As such, these derivative instruments are classified within level 2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted SFAS 159 on January 1, 2008, which had no material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company is currently evaluating what impact SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The Company is currently evaluating what impact SFAS 161 will have on its consolidated financial statements.

3. Acquisition of Hotel Properties

There were no new acquisitions during the three months ended March 31, 2008.

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Land and land improvements	$12,586	$12,586
Buildings and improvements	106,141	101,205
Furniture, fixtures and equipment	19,553	19,470

	138,280	133,261
Less: accumulated depreciation	(25,059)	(23,830)

	$113,221	$109,431

5. Credit Facility

As of March 31, 2008, the Company had a secured, revolving credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company that enables the Company to borrow up to $60.0 million, subject to borrowing base and loan-to-value limitations. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On August 1, 2007, the Company entered into an amendment to its credit agreement reducing the rate of interest on the credit facility by 0.375%, reducing the capitalization rate to 8.5% from 10.0% for purposes of determining the asset value of the collateral for the credit facility and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. The Company had borrowings of $45,887,858 and $34,387,858 at March 31, 2008 and December 31, 2007, respectively.

The facility matures during May 2011 and bears interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125%. On March 31, 2008, LIBOR was 2.70%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone in Raleigh, North Carolina, the Hilton Philadelphia Airport, the property under renovation in Jeffersonville, Indiana and the property under renovation in Tampa, Florida, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At March 31, 2008, the four properties had a net carrying value of approximately $71.9 million. Under the terms of the credit facility, the Company must satisfy certain financial and non-financial covenants. As of March 31, 2008 and December 31, 2007, the Company was in compliance with all of the required covenants.

6. Mortgage Debt

Upon its formation, the Company assumed existing mortgage debt with MONY that was in place on two of the initial properties.

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds was paid to the Company. The remaining $11.0 million of the proceeds will fund a product improvement plan for the hotel in connection with the Hilton relicensing. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06%, with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule. The outstanding balance due on the loan as of March 31, 2008 and December 31, 2007 was $14,500,000 and $14,000,000, respectively.

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

Total mortgage debt maturities as of March 31, 2008 for the following twelve-month periods were as follows ($000s):

March 31, 2009	$—
March 31, 2010	363
March 31, 2011	18,688
March 31, 2012	869
March 31, 2013	924
Thereafter	43,156

Total future maturities	$64,000
Less: Funds remaining to be drawn on Hilton Savannah DeSoto mortgage	(8,500)

Mortgage loan balance, March 31, 2008	$55,500

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease was $13,795 and $10,795 for the three months ended March 31, 2008 and 2007, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For the three months ended March 31, 2008 and 2007, rent expense was $23,871.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense was $42,034 for the three months ended March 31, 2008 and 2007.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense for the three months ended March 31, 2008 and 2007 was $1,240 and $1,160, respectively.

The Company leases 1,890 square feet of commercial office space in Williamsburg, Virginia under a two-year agreement that expires August 31, 2008. There is a one-year renewal option. For the three months ended March 31, 2008 and 2007, rent expense was $10,707 and $10,395, respectively.

The Company has agreed to lease a parking lot in close proximity to the property under renovation in Jeffersonville, Indiana. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend its lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Minimum annual rents of $33,600 commenced April 1, 2008.

Purchase Commitment – On January 23, 2008, the Company entered into a definitive agreement to purchase the 176-room Hampton Marina Hotel in Hampton, Virginia, for the aggregate purchase price of $7.85 million. On April 24, 2008, the Company completed the purchase. To facilitate the purchase, the Company assumed $5.75 million of existing indebtedness, which bears a rate of 6.5% and matures on July 1, 2016. The loan requires payments of interest as well as escrow deposits for real estate taxes and insurance on a monthly basis. Annual payments of principal are required under a sinking fund schedule beginning July 1, 2008. The remainder of the purchase price as well as closing costs was funded with borrowings on the Company’s credit facility.

Management Agreement – Each of the operating hotels that the Company owned at March 31, 2008 operates under a ten-year master management agreement with MHI Hotels Services, which expires between December 2014 and April 2018 (see Note 9).

Franchise Agreements – As of March 31, 2008, the Company’s hotels, except for those under development, operate under franchise licenses from national hotel companies. Franchise licenses have been obtained for both the Sheraton Louisville Riverside, which opened on May 1, 2008, and the Crowne Plaza Tampa Westshore, expected to open in the first quarter 2009. A franchise license has also been obtained to operate the Hampton Marina Hotel, which the Company purchased in April 2008, as a Crowne Plaza. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

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

In January 2007, the Company issued 13,500 shares of restricted stock to certain executives and independent directors. In March 2007, two holders of units in the Operating Partnership redeemed 120,000 units for an equivalent number of shares of the Company’s common stock. In April 2007, the Company issued 1,500 shares of restricted stock to a new independent director. In August 2007, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock. On January 1, 2008 and January 14, 2008, the Company issued 10,000 non-restricted shares and 14,000 restricted shares, respectively to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. On February 6, 2008, the Company issued 18,613 shares of restricted stock to certain executives and independent directors. As of March 31, 2008 and December 31, 20007, the Company had 6,939,613 and 6,897,000 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2008, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of March 31, 2008, the total number of Operating Partnership units outstanding was 3,737,607.

9. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services (a company that is majority-owned and controlled by the Company’s CEO, its CFO and two members of its Board of Directors):

Accounts Receivable – At March 31, 2008 and December 31, 2007, the Company was due $8,643 and $11,814, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the three months ended March 31, 2008 and 2007, the Company earned $160,000 in leasehold revenue.

Sublease of Office Space – The Company subleases office space in Greenbelt, MD from MHI Hotels Services. Rent expense was $9,510 for the three months ended March 31, 2008 and 2007.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the operating hotels that the Company owned at March 31, 2008 are managed by MHI Hotels Services under a master management agreement. MHI Hotels Services also manages the property in Hampton, Virginia which was acquired in April 2008. The master management agreement expires between December 2014 and April 2018. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the initial portfolio of six hotels was 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville Hotel is 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed to substitute the Sheraton Louisville Riverside for the Williamsburg property under the master management agreement. The base management fee for the property in Hampton, Virginia is 2.0% through 2009, 2.5% in 2010 and 3.0% thereafter. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenue of all the hotels included in the incentive fee calculation.

The Company paid MHI Hotels Services $458,456 and $486,225 for the three months ended March 31, 2008 and 2007, respectively, in management fees. In addition, estimated incentive management fees of $0 and $41,897 were accrued, but not paid, as of March 31, 2008 and 2007, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. The Company paid $311,870 and $313,350 for the three months ended March 31, 2008 and 2007, respectively.

Construction Management Services – The Company engaged MHI Hotels Services to manage the renovation of the Crowne Plaza Jacksonville and the Hilton Wilmington Riverside as well as the newly acquired property in Jeffersonville, Indiana. For the three months ended March 31, 2008 and 2007, the Company paid $0 and $200,000, respectively in construction management fees.

Charter Vessel Rental – The Company leased the “Jacksonville Princess”, a charter vessel docked adjacent to the Crowne Plaza Jacksonville from MHI Hotels, Inc., an affiliate of MHI Hotels Services on an event-by-event basis for guests of the hotel. Charter rentals for the three months ended March 31, 2008 and 2007 were $0 and $27,791, respectively. Beginning June 1, 2007, the Company no longer charters the “Jacksonville Princess” from MHI Hotels, Inc., but sold catering service to MHI Hotels, Inc. for events on the charter vessel. For the three months ended March 31, 2008, total sales of catering services to MHI Hotels, Inc. was $0.

10. Retirement Plan

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan for the three months ended March 31, 2008 and 2007 were $22,746 and $10,083, respectively.

11. Unconsolidated Joint Venture

The Company owns a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract. Carlyle owns a 75.0% indirect controlling interest in both the entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

March 31, 2008
(unaudited)
ASSETS
Investment in hotel properties, net	$75,869,613
Cash and cash equivalents	2,825,487
Restricted cash	1,010,674
Accounts receivable	562,474
Prepaid expenses, inventory and other assets	1,373,169

TOTAL ASSETS	$81,641,417

LIABILITIES
Mortgage loans	$57,600,000
Accounts payable and other accrued liabilities	1,309,740
Advance deposits	121,342

TOTAL LIABILITIES	59,031,082
TOTAL MEMBERS’ EQUITY	22,610,335

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$81,641,417

Three Months Ended March 31, 2008
(unaudited)
Revenue
Rooms department	$3,670,974
Food and beverage department	589,269
Other operating departments	521,480

Total revenue	4,781,723
Expenses
Hotel operating expenses
Rooms department	697,212
Food and beverage department	536,486
Other operating departments	122,986
Indirect	1,657,930

Total hotel operating expenses	3,014,614
Depreciation and amortization	543,076
General and administrative	39,630

Total operating expenses	3,597,320

Operating income	1,184,403
Interest expense	(915,832)
Interest income	9,478

Net income	$278,049

12. Income Taxes

The components of the income tax provision (benefit) for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	113	1

	113	1

Deferred:
Federal	(520)	(73)
State	(99)	(7)

	(619)	(80)

	$(506)	$(79)

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(unaudited)	(unaudited)
Statutory federal income tax expense	$(425)	$295
Effect of non-taxable REIT income	(95)	(368)
State income tax expense	14	(6)

	$(506)	$(79)

As of March 31, 2008, the Company had a net deferred tax asset of approximately $2.0 million; primarily due to current and past years’ net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended March 31, 2008	Three months ended March 31, 2007
	(unaudited)	(unaudited)
Net income (loss)	$(483,417)	$602,503
Basic:
Weighted average number of common shares outstanding	6,930,045	6,764,750
Net income per share—basic	$(0.07)	$0.09
Diluted:
Dilutive awards	60,000	60,000
Diluted weighted average number common shares outstanding	6,968,045	6,824,750
Net income per share—diluted	$(0.07)	$0.09

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

14. Subsequent Events

On April 11, 2008, the Company paid the dividend for the first quarter of 2008 that was authorized on January 14, 2008 to those stockholders and unitholders of MHI Hospitality, L.P. of record on March 15, 2008. The dividend was $0.17 per share (unit).

On April 21, 2008, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders and unitholders of record as of June 16, 2008. The dividend is to be paid on July 11, 2008.

On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million thereby enabling the Company to borrow up to $80.0 million.

On April 24, 2008, the Company completed the purchase of the 172-room Hampton Marina Hotel in Hampton, Virginia for the aggregate purchase price of $7.85 million. To facilitate the purchase, a subsidiary of the Company assumed $5.75 million of existing indebtedness, which bears a rate of 6.50% and matures on July 1, 2016. The loan requires payments of interest as well as escrow deposits for real estate taxes and insurance on a monthly basis. Annual payments of principal are required under a sinking fund schedule beginning July 1, 2008. The remainder of the purchase price as well as closing costs was funded with borrowings on the Company’s credit facility. The Company intends to make significant renovations and re-brand the hotel as is consistent with the Company’s repositioning strategy.

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

Our hotel portfolio currently consists of eight full-service, upper up-scale and mid-scale hotels with 1,971 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. We also own 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group (“Carlyle”) and we have a leasehold interest in a resort condominium facility in Wrightsville Beach, North Carolina.

As of March 31, 2008, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Operating properties
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Properties under development
Sheraton Louisville Riverside (1)	186	Jeffersonville, IN	September 20, 2006
Crowne Plaza Tampa Westshore (2)	250	Tampa, FL	October 29, 2007

Total	1,971

(1)	The property previously operated as the Louisville Ramada Riverfront Inn re-opened in on May 1, 2008 as the Sheraton Louisville Riverside after undergoing extensive renovations.
(2)	The property formerly operated as the Tampa Clarion Hotel in Tampa, Florida is undergoing extensive renovations and is expected to re-open as the Crowne Plaza Tampa Westshore in the first quarter 2009.

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

Recent Portfolio Changes

On April 26, 2007, we entered into a program agreement and related operating agreements with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”). The agreements provide for the formation of entities to be jointly owned by us and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, we will offer the joint venture the first right to acquire potential investment opportunities identified by us with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit up to $100.0 million of equity capital to the joint venture over a three-year period. Carlyle will fund up to 90% of the equity of an acquisition, and we will provide between 10% and 25%.

We will receive an asset management fee of 1.5% of the gross revenues of the hotels owned by the venture. In addition, we will have a first right of offer with respect to any investment disposed by the joint venture. It is expected that hotels acquired by the joint venture will be managed by MHI Hotels Services.

On August 8, 2007, through our joint venture with Carlyle, we completed the acquisition of the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million, with Carlyle retaining a 75.0% equity position. A portion of the purchase was financed with a two-year $57,600,000 non-recourse loan from Société Générale. The loan has three one-year extensions and is interest-only bearing a rate of LIBOR plus 1.94%. The hotel will be managed by MHI Hotels Services. We also will receive an asset management fee of 1.5% of gross revenues of the hotel in addition to our share of the operating profits and proceeds of sale pursuant to the joint venture agreement.

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

On April 24, 2008, we completed the purchase of the 172-room Hampton Marina Hotel in Hampton, Virginia for the aggregate purchase price of $7.85 million. To facilitate the purchase, we assumed $5.75 million of existing indebtedness, which bears a rate of 6.50% and matures on July 1, 2016. The loan requires payments of interest as well as escrow deposits for real estate taxes and insurance on a monthly basis. Annual payments of principal are required under a sinking fund schedule beginning July 1, 2008. The remainder of the purchase price as well as closing costs was funded with borrowings on our credit facility. We intend to make significant renovations and re-brand the hotel as is consistent with our repositioning strategy. Renovation costs are estimated at $5.75 million. The cost to renovate the hotel will be initially funded by additional borrowings on the credit facility and subsequently refinancing the existing mortgage on the property.

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

Results of Operations

The following table illustrates the key operating metrics for the three months ended March 31, 2008 and 2007 for the properties we owned during the respective reporting periods and reflected in net income from continuing operations.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Occupancy %	65.1%	70.9%
ADR	$118.21	$114.77
RevPAR	$76.90	$81.35

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Revenue. Total revenue for the three months ended March 31, 2008 was approximately $15.5 million, a decrease of approximately $1.4 million or 8.3% from the three months ended March 31, 2007.

The six properties whose operating results are reflected in net operating income experienced a 4.5% decrease in room revenue despite a 3.0% increase in ADR, which was offset by an 8.2% decrease in occupancy. Most of the decrease in room revenue is attributable to renovations in progress at our Wilmington, North Carolina and Savannah, Georgia properties which impacted occupancy during the quarter. We expect improvements in room revenue at these properties once renovations are completed. We anticipate that renovations in Wilmington will be completed in the second quarter 2008 and that renovations in Savannah will be complete in the first quarter 2009.

The largest decrease in revenue was from food and beverage revenues, which, for the three months ended March 31, 2008 declined to approximately $3.8 million, a decrease of approximately $0.9 million or 19.9% compared to food and beverage revenues for the three months ended March 31, 2007. While room sales from group business has remained strong at properties not undergoing renovation, there has been less demand for banqueting services resulting in a decrease in food and beverage revenue.

Revenue from other operating departments for the three months ended March 31, 2008 increased approximately $0.1 million or 6.1% to approximately $1.0 million compared to other operating revenue for the three months ended March 31, 2007.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $12.6 million, an decrease of approximately $0.2 million or 2.0% for the three months ended March 31, 2008 compared to approximately $12.4 million for the three months ended March 31, 2007.

Rooms expense for the three months ended March 31, 2008 increased to approximately $3.1 million, an increase of approximately $0.1 million or 3.6% for the three months ended March 31, 2008 compared to approximately $3.0 million for the three months ended March 31, 2007. Additional charges for laundry services at our Philadelphia property caused by the breakdown of laundry equipment in mid-January have contributed to the increase in rooms expense. New equipment was installed in late April suspending such additional charges.

Food and beverage expenses for the three months ended March 31, 2008 decreased approximately $0.3 million to approximately $3.0 million compared to food and beverage expenses of approximately $3.3 million for the three months ended March 31, 2007. A significant decrease in sales of food and beverage through lower orders of banqueting services at our hotels was partially offset by higher food costs. Indirect expenses at our properties for the three months ended March 31, 2008 remained at approximately the same level of expense for the three months ended March 31, 2007, or approximately $6.3 million.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2008 increased approximately $0.2 million or 13.6% to approximately $1.4 million compared to depreciation and amortization expense of approximately $1.2 million for the three months ended March 31, 2007. With the opening of the Sheraton Louisville Riverside on May 1, 2008 and the purchase of the Hampton Marina Hotel in April 2008, depreciation and amortization expense is expected to increase significantly.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2008 increased approximately $0.1 million or 9.4% to approximately $1.0 million compared to corporate general and administrative expense for the three months ended March 31, 2007 totaling approximately $0.9 million. Additional costs associated with preparation of management’s report on internal controls contributed to the increase.

Interest Expense. Interest expense for the three months ended March 31, 2008 increased approximately $0.1 million or 11.0% to approximately $1.1 million compared to interest expense for the three months ended March 31, 2007, primarily due to increased borrowings on the credit facility. As a result of opening the Sheraton Louisville Riverside and the increased borrowings associated with the purchase of the Hampton Marina Hotel, we expect to see increases in interest expense.

Equity in Joint Venture. Equity in joint venture for the three months ended March 31, 2008 represents our share of the net income of the Crowne Plaza Hollywood Beach Resort. During the three months ended March 31, 2008, the hotel reported occupancy of 65.1%, ADR of $199.36 and RevPAR of $129.71.

Income Taxes. The income tax benefit for the three months ended March 31, 2008 increased to approximately $0.5 million. The income tax benefit is primarily derived from the operations of our TRS lessee. The net operating loss of our TRS lessee for the three months ended March 31, 2008 was greater than the net operating loss attributable to continuing operations for the three months ended March 31, 2007.

Net Income. The net income for the three months ended March 31, 2008 decreased approximately $1.1 million to a loss of approximately $0.5 million from net income of approximately $0.6 million for the three months ended March 31, 2007 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months ended March 31, 2008 and 2007 (unaudited):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net income (loss)	$(483,417)	$602,503
Add minority interest	(260,724)	344,469
Add depreciation and amortization	1,390,923	1,224,461
Add equity in depreciation of joint venture	135,768	—
Subtract gain on disposal of assets	(8,478)	—

FFO	$774,072	$2,171,433

Weighted average shares outstanding	6,930,045	6,764,750
Weighted average units outstanding	3,737,607	3,827,607

Weighted average shares and units	10,667,652	10,632,357

FFO per share and unit	$0.07	$0.20

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow used in operating activities for the three months ended March 31, 2008 was approximately $0.3 million. We currently expect that the net cash provided by operations will be adequate to fund our continuing operations, debt service and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains. We paid dividends of $0.17 per share (unit) on April 11, 2008, which we funded out of working capital.

Investing Activities. Approximately $10.5 million was spent during the three months ended March 31, 2008 on renovations and capital improvements. Approximately $7.5 million was spent on renovations at the Wilmington Hilton Riverside and the Sheraton Louisville Riverside in order to bring those projects close to completion. We expect that renovations at the both properties will be complete in the second quarter 2008. Renovations at the Savannah Hilton DeSoto and the property in Tampa, Florida continued during the period.

Financing Activities. During the three months ended March 31, 2008, we borrowed $11.5 million on the credit facility and $0.5 million on the mortgage on the Savannah Hilton DeSoto in order to fund renovations at the Wilmington Hilton Riverside, the Hilton Savannah DeSoto, the Sheraton Louisville Riverside and the property in Tampa, Florida as well as provide working capital.

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

On September 20, 2006, we purchased the Louisville Ramada Riverfront Inn in Jeffersonville, Indiana with the intention of renovating and re-branding the hotel. On February 23, 2007, we obtained a 15-year franchise license agreement with Starwood Hotels and Resorts to brand the property as a Sheraton hotel. Renovation costs are estimated at approximately $15.9 million and the property re-opened May 1, 2008. Approximately $13.4 million had been expended as of March 31, 2008. All costs have been and will be funded by additional borrowings on our credit facility.

In February 2007, the franchise license for the Hilton Wilmington Riverside was renewed and extended to March 2018. To comply with the re-licensing agreement, we must complete a property improvement plan (“PIP”). We estimate the cost of the required renovations to total approximately $11.2 million and be completed in the second quarter 2008. Approximately $10.2 million had been expended as of March 31, 2008. The remaining costs will be funded by additional borrowings on our credit facility.

In July 2007, the franchise license for the Hilton Savannah DeSoto Hotel was renewed and extended to July 2018. To comply with the re-licensing agreement, we must complete a PIP, which we expect to be completed in February 2009 and total approximately $11.0 million. Approximately $3.4 million had been expended as of March 31, 2008. The renovations will be funded by additional draws of $8.5 million on the mortgage that was refinanced in August 2007.

On October 29, 2007, we purchased the property formerly known as the Tampa Clarion Hotel in Tampa, Florida with the intention of renovating and re-branding the hotel. On October 31, 2007, we obtained a 10-year franchise agreement with InterContinental Hotels Group to brand the property as a Crowne Plaza hotel. Renovation costs are estimated at approximately $20.0 million, of which approximately $1.6 million had been expended as of March 31, 2008. The renovations will be funded by additional borrowings on our credit facility.

On April 24, 2008, we purchased the Hampton Marina Hotel in Hampton, Virginia for the aggregate purchase price of $7.85 million. On February 27, 2008, we obtained a 10-year franchise agreement with InterContinental Hotels Group to brand the property as the Crowne Plaza Hampton Harborside. In conjunction with the license agreement, we expect that we will be required to complete a PIP. However, the scope of the required renovations has not been determined. We estimate the cost of renovation to range between $3.0 million and $6.0 million and anticipate that the costs will be expended between the third quarter 2008 and the first quarter 2009. The purchase was facilitated by the assumption of an existing indebtedness of $5.75 million with the remainder funded by borrowings on our credit facility. We anticipate that the required renovations will be funded through a refinance of the existing mortgage and by additional borrowings on our credit facility.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of approximately $5.2 million, of which approximately $1.8 million was in restricted reserve accounts and approximately $0.3 million was in real estate tax escrows. As of March 31, 2008, our revolving credit facility, which was amended on April 15, 2008 so that we may borrow up to $80.0 million, had an outstanding balance of approximately $45.9 million We expect that our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment as well as debt service.

We estimate that to complete the capital projects to which we are committed, we will require capital ranging from approximately $46.0 to $50.0 million including the assumption of $5.75 million in mortgage debt in connection with our acquisition of the Hampton Marina Hotel. Most of the capital will be required before the end of the year with no more than $8.0 million required in the first quarter 2009. We expect that $8.5 million will be obtained through additional draws on the mortgage on the Hilton Savannah DeSoto. We believe that the additional borrowing capacity on our credit facility provides us sufficient capital to accommodate our needs for committed capital projects as well as working capital.

Our ability to fund future acquisitions relies on our ability to raise additional capital. Sources of additional capital may include a combination of some or any of the following:

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

Beyond the funding of future acquisitions and development activity, our medium and long-term liquidity needs will generally include the retirement of mortgage debt and amounts outstanding under our secured line of credit, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

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

Off-Balance Sheet Arrangements

Through a joint venture with Carlyle, we own a 25.0% indirect non-controlling interest in an entity (the “JV Owner”) that acquired the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida. We have the right to receive a pro rata share of operating surpluses as well as an obligation to fund our pro rata share of operating shortfalls. We also have the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The Crowne Plaza Hollywood Beach Resort is leased to another entity (the “Joint Venture Lessee”) in which we also own a 25.0% indirect non-controlling equity interest. Carlyle owns a 75.0% controlling interest in both the Joint Venture and the Joint Venture Lessee. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach Resort without our consent. We account for our non-controlling 25.0% interest in both the JV Owner and the Joint Venture Lessee under the equity method of accounting.

The acquisition of the Crowne Plaza was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage has a two-year term maturing on August 1, 2009 and bears interest at a rate of LIBOR plus additional interest of 1.94%. The loan can be extended for three one-year periods. The JV Owner executed an interest rate cap agreement capping LIBOR at 6.25%, effectively limiting the rate on the mortgage to 8.19%. Monthly interest-only payments are due throughout the term. The Crowne Plaza Hollywood Beach Resort secures the mortgage. We have provided the lender limited guarantees with respect to this mortgage.

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

Geographic Concentration

Our hotels are located in Florida, Georgia, North Carolina, Indiana, Maryland, Pennsylvania and Virginia.

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

There were no charges for impairment recorded for the three months ended March 31, 2008 or 2007.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2008. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but was amended on February 6, 2008 to defer the effective date for one year for certain non-financial assets and liabilities. We adopted SFAS 157 on January 1, 2008, which had no material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. We adopted SFAS 159 on January 1, 2008, which had no material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We are currently evaluating what impact SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We are currently evaluating what impact SFAS 161 will have on our consolidated financial statements.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit facility required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of March 31, 2008, derivatives with a fair value of approximately $(2.0) million were included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of March 31, 2008, we had $55.5 million of fixed-rate debt and approximately $45.9 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.75%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding under our credit facility remains at approximately $45.9 million, the balance at March 31, 2008, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $159,000.

As of December 31, 2007, we had $55.0 million of fixed-rate debt and approximately $34.4 million of variable-rate debt. The weighted average interest rate on the fixed-rate debt was 6.76%. At that date, our variable-rate debt was exposed to changes in interest rates, specifically the change in 30-day LIBOR, but was limited to the effect on the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap. Had the amount outstanding under the credit facility remained at approximately $34.4 million, the balance at December 31, 2007, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would have been approximately $44,000.

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

As of March 31, 2008, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2008 Annual Meeting of Stockholders on April 22, 2008 (“Annual Meeting”), the total number of shares of the Company’s voting capital stock entitled to vote was 6,939,613, and a total of 6,710,846 shares of the Company’s voting capital stock were present in person or by proxy.

At the Annual Meeting, the Company’s stockholders re-elected all seven incumbent directors listed below as Directors of the Company until its 2009 Annual Meeting of Stockholders. The following table sets forth, for each of the directors elected, the number of votes cast for and the number of votes withheld:

	Votes For	Votes Withheld
Andrew M. Sims	6,468,385	242,460
General Anthony C. Zinni	6,656,114	54,730
Kim E. Sims	6,469,085	241,760
Christopher L. Sims	6,464,095	246,750
Edward S. Stein	6,653,725	57,120
James P. O’Hanlon	6,657,515	53,330
J. Paul Carey	6,657,514	53,330

The Company’s stockholders also ratified the selection of PKF Witt Mares, PLC, an independent registered public accounting firm, as the Company’s independent accountants for the 2008 fiscal year. There were 6,447,682 votes cast for ratification, 250,519 votes against, and 12,645 shares abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21B	Second Amendment to Credit Agreement dated April 15, 2008 (3)

10.31	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008

10.32	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998

10.33	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A

10.34	Indenture of Trust between Hampton Redevelopment and Housing Authority and Crestar Bank dated December 1, 1998

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: May 7, 2008	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board

	By:	/s/ William J. Zaiser
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21B	Second Amendment to Credit Agreement dated April 15, 2008 (3)

10.31	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008

10.32	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998

10.33	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A

10.34	Indenture of Trust between Hampton Redevelopment and Housing Authority and Crestar Bank dated December 1, 1998

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.