Form 10-Q
period 2008-06-30
MHI Hospitality CORP
filed 2008-08-07
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to              to             .

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

As of August 7, 2008, there were 6,939,613 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Investment in hotel properties, net	$147,659,060	$109,430,559
Properties under development	16,768,851	31,237,237
Investment in joint venture	10,949,363	5,583,072
Cash and cash equivalents	6,034,679	3,988,700
Restricted cash	2,783,455	1,750,029
Accounts receivable	2,381,663	1,666,417
Accounts receivable-affiliate	22,058	11,814
Prepaid expenses, inventory and other assets	3,775,860	2,550,112
Notes receivable, net	200,000	400,000
Shell Island lease purchase, net	2,058,824	2,264,705
Deferred financing costs, net	1,423,431	1,076,345

TOTAL ASSETS	$194,057,244	$159,958,990

LIABILITIES
Line of credit	$62,187,858	$34,387,858
Mortgage loans	63,884,788	55,000,000
Accounts payable and other accrued liabilities	7,455,230	8,478,441
Dividends and distributions payable	1,815,127	1,807,883
Advance deposits	934,222	408,912

TOTAL LIABILITIES	136,277,225	100,083,094
Minority interest in operating partnership	18,882,936	19,689,453

Commitments and contingencies (see Note 7)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,939,613 shares and 6,897,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	69,396	68,970
Additional paid in capital	48,529,775	48,321,505
Distributions in excess of retained earnings	(9,702,088)	(8,204,032)

TOTAL SHAREHOLDERS’ EQUITY	38,897,083	40,186,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$194,057,244	$159,958,990

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
REVENUE
Rooms department	$13,882,421	$12,983,880	$24,624,523	$24,236,764
Food and beverage department	5,464,637	5,435,614	9,278,695	10,195,697
Other operating departments	1,107,870	954,688	2,069,172	1,860,647

Total revenue	20,454,928	19,374,182	35,972,390	36,293,108
EXPENSES
Hotel operating expenses
Rooms department	3,610,400	3,288,155	6,746,290	6,314,514
Food and beverage department	3,748,067	3,752,202	6,742,574	7,034,216
Other operating departments	229,716	232,495	424,019	442,170
Indirect	7,635,084	6,625,176	13,894,225	12,947,331

Total hotel operating expenses	15,223,267	13,898,028	27,807,108	26,738,231
Depreciation and amortization	1,589,683	1,225,859	2,980,606	2,450,320
Corporate general and administrative	709,894	883,039	1,672,262	1,762,973

Total operating expenses	17,522,844	16,006,926	32,459,976	30,951,524

OPERATING INCOME	2,932,084	3,367,256	3,512,414	5,341,584
Other income (expense)
Interest expense	(1,719,758)	(1,027,688)	(2,877,179)	(2,070,040)
Interest income	18,808	29,449	34,822	66,834
Impairment of note receivable	(200,000)	—	(200,000)	—
Equity in joint venture	525,298	—	594,810	—
Unrealized gain (loss) on hedging activities	737,335	375,074	(29,273)	273,859
Loss on disposal of assets	(125,450)	(14,267)	(116,972)	(14,267)

Income before minority interest in operating partnership and income taxes	2,168,317	2,729,824	918,622	3,597,970
Minority interest in operating partnership	(724,992)	(805,742)	(464,269)	(1,150,211)
Income tax benefit (provision)	(98,496)	(481,275)	407,059	(402,450)

NET INCOME	$1,344,829	$1,442,807	$861,412	$2,045,309

Net income per share
Basic	$0.19	$0.21	$0.12	$0.30
Diluted	$0.19	$0.21	$0.12	$0.30
Weighted average number of shares outstanding
Basic	6,939,613	6,846,571	6,934,829	6,805,887
Diluted	6,975,613	6,846,571	6,971,829	6,865,887

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2007	6,897,000	$68,970	$48,321,505	$(8,204,032)	$40,186,443
Issuance of restricted common stock awards	42,613	426	151,270	—	151,696
Amortization of deferred stock grants	—	—	57,000	—	57,000
Net income	—	—	—	861,412	861,412
Dividends declared	—	—	—	(2,359,468)	(2,359,468)

Balances at June 30, 2008	6,939,613	$69,396	$48,529,775	$(9,702,088)	$38,897,083

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30, 2008	Six months ended June 30, 2007
Cash Flows from Operating Activities:
Net income	$861,412	$2,045,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,980,606	2,450,320
Equity in joint venture	(594,810)	—
Loss on disposal of assets	116,972	14,267
Impairment of note receivable	200,000	—
Unrealized (gain) loss on hedging activities	29,273	(273,859)
Amortization of deferred financing costs	149,938	151,080
Charges related to equity-based compensation	208,696	83,846
Minority interest in operating partnership	464,269	1,150,211
Changes in assets and liabilities:
Restricted cash	(90,844)	(251,053)
Accounts receivable	(715,247)	(549,070)
Inventory, prepaid expenses and other assets	(1,322,681)	(303,574)
Accounts payable and other accrued liabilities	(1,052,484)	1,568,696
Advance deposits	525,310	335,937
Due from affiliates	(10,245)	178,699

Net cash provided by operating activities	1,750,165	6,600,809

Cash flows from investing activities:
Acquisition of hotel properties	(2,063,793)	—
Improvements and additions to hotel properties	(18,741,084)	(7,413,183)
Investment in joint venture	(4,771,481)	—
Funding of restricted cash reserves	(942,582)	(316,732)
Proceeds of restricted cash reserves	—	505,135
Proceeds of notes receivable	—	4,030,000

Net cash used in investing activities	(26,518,940)	(3,194,780)

Cash flows from financing activities:
Dividends and distributions paid	(3,623,011)	(3,610,411)
Proceeds of mortgage refinancing	3,624,788	9,232,921
Net proceeds of (payments of) credit facility	27,800,000	(7,020,374)
Payment of deferred financing costs	(497,023)	(322,371)
Payment of loans	(490,000)	(414,472)

Net cash provided (used in) by financing activities	26,814,754	(2,134,707)

Net increase in cash and cash equivalents	2,045,979	1,271,322
Cash and cash equivalents at the beginning of the period	3,988,700	1,445,491

Cash and cash equivalents at the end of the period	$6,034,679	$2,716,813

Supplemental disclosures:
Cash paid during the period for interest	$3,421,536	$2,207,833

Cash paid during the period for income taxes	$158,240	$298,796

Non-cash investing and financing activities:
Assumption of existing indebtedness on purchase of hotel properties	$5,750,000	$—

Refinance of mortgage notes	$5,260,000	$13,767,079

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

Significant transactions occurring during the current and prior fiscal year include the following:

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, was used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of 6.21%, with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule.

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

On August 8, 2007, through its joint venture with Carlyle, the Company completed the acquisition of the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million, with Carlyle retaining a 75% equity position. A portion of the purchase was financed with a two-year $57,600,000 non-recourse loan from Société Générale. The loan has two one-year extensions and is interest-only bearing a rate of LIBOR plus 1.94%. The hotel is managed by MHI Hotels Services.

On October 29, 2007, the Company purchased a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, for approximately $13.8 million, including transfer costs. The hotel is located in Tampa’s Westshore corridor and is within two miles of the Tampa International Airport. The Company is making extensive renovations and expects to re-open the hotel as the Crowne Plaza Tampa Westshore, as is consistent with the Company’s repositioning strategy, in the first quarter 2009. The Company financed the acquisition and is financing the renovations with funds drawn on its credit facility.

On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million thereby enabling the Company to borrow up to $80.0 million.

On April 24, 2008, the Company purchased the 172-room Hampton Marina Hotel in Hampton, Virginia for approximately $7.8 million, including transfer costs. To facilitate the purchase, a subsidiary of the Company assumed $5.75 million of existing indebtedness. The Company has commenced significant renovations to re-brand the hotel as is consistent with the Company’s repositioning strategy.

On June 13, 2008, through its joint venture with Carlyle, the Company closed on a restructuring of the mortgage on the Crowne Plaza Hollywood Beach Resort whereby the joint venture, in which Carlyle maintains a 75.0% equity interest, purchased a $22.0 million junior participation in the existing mortgage for $19.0 million. The mortgage note was restructured so that the first $35.6 million of indebtedness bears a rate of LIBOR plus 0.98%. The Company funded its portion of the purchase of the junior participation with funds drawn on its credit facility.

On June 30, 2008, the Company closed a $9.0 million refinancing of the existing indebtedness on the Hampton Marina Hotel. At closing, the Company paid approximately $0.5 million and accessed approximately $5.5 million of the proceeds in order to retire the existing indebtedness and pay closing costs. The remainder of the proceeds, approximately $3.5 million, will fund a product improvement plan for the hotel in connection with the Crowne Plaza licensing. The new mortgage matures June 30, 2011 and bears a rate of LIBOR plus 2.75% during the construction period and LIBOR plus 2.50% thereafter, payable monthly during the term. The loan can be extended for one 12-month period.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months and six months ended June 30, 2008 and 2007.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreements with MONY Life Insurance Company (“MONY”), which holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto; PNC Bank, trustee for the mortgage holder on the Crowne Plaza Jacksonville Hotel; and Towne Bank, which holds the mortgage on the Hampton Marina Hotel.

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

Properties Under Development – Investments in hotel property that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. As of June 30, 2008 and December 31, 2007, there were one property and two properties, respectively, under development; one, in Jeffersonville, Indiana, which re-opened on May 1, 2008 as the Sheraton Louisville Riverside, and one in Tampa, Florida which is expected to re-open in the first quarter 2009 as the Crowne Plaza Tampa Westshore.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the three months and six months ended June 30, 2008 was $362,771 and $924,659, respectively, and $183,623 and $348,023 for the three months and six months ended June 30, 2007, respectively.

Investment in Joint Venture – Investment in joint venture represents the Company’s non-controlling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; and (iii) the entity that owns the $22.0 million junior participation in the existing mortgage. Carlyle owns a 75.0% controlling indirect interest in all these entities. The Company accounts for its investment in the joint venture under the equity method of accounting and is entitled to receive its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale proceeds.

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

At June 30, 2008 and December 31, 2007, the Company’s interest-rate swap agreement had an estimated fair value of $(1,209,768) and $(1,180,494), respectively, and is included in accounts payable and other accrued liabilities.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of June 30, 2008 and December 31, 2007 were $379,977 and $347,862, respectively. Amortization expense for the three months and six months ended June 30, 2008 totaled $9,966 and $18,664, respectively, and $6,238 and $12,475 for the three months and six months ended June 30, 2007, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized no material adjustments regarding its tax accounting treatment. The Corporation expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted (non-vested) stock and performance share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 105,613 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 25,613 restricted shares issued to certain executives and employees, and 20,000 restricted shares issued to its directors. The 60,000 shares granted under the deferred stock award vest over five years. Of the 60,000 shares granted to the Company’s Chief Operating Officer, only 10,000 shares have vested; another 14,000 shares were issued January 14, 2008, but do not vest until January 1, 2011. The 25,613 restricted shares issued to certain of the Company’s executives and employees have all vested. Regarding the restricted shares awarded to the Company’s directors, the shares vest at the end of the year of service for which the shares are awarded.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2008, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan was $40,725 and $81,450 for the three months and six months ended June 30, 2008, respectively, and $43,590 and $83,231 for the three months and six months ended June 30, 2007, respectively.

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

Recent Account Pronouncements – On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but was amended on February 6, 2008 to defer the effective date for one year for certain non-financial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008, which had no material impact on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted SFAS 159 on January 1, 2008, which had no material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company is currently evaluating what impact SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The Company is currently evaluating what impact SFAS 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS 141(R)). FSP 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s life under SFAS 142. The guidance in the new staff position is to be applied progressively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently evaluating the impact of FSP 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the SFAS 162 on its financial statements.

3. Acquisition of Hotel Properties

On April 24, 2008, the Company acquired the 172-room Hampton Marina Hotel in Hampton, Virginia for approximately $7.8 million, including transfer costs. To facilitate the purchase, a subsidiary of the Company assumed $5.75 million of existing indebtedness. The allocation of the purchase price, including transfer costs, based on their fair values was as follows (in thousands):

Land and land improvements	$1,055
Buildings and improvements	6,697
Furniture, fixtures and equipment	50

$7,802

The results of operations are included in the Company’s consolidated statements of operations from the date of acquisition of this hotel. The following pro forma financial information presents the results of operations of the Company for the six months ended June 30, 2008 and 2007 as if the Hampton Marina Hotel had taken place on January 1, 2007. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2007, or of future results of operations (in thousands, except per share date):

	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
Pro forma revenues	$36,816	$38,606
Pro forma operating expenses	33,786	33,280
Pro forma operating income	3,030	5,326
Pro forma net income	613	1,991
Pro forma earnings per share	0.09	0.29
Pro forma common shares	6,935	6,806

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
Land and land improvements	$14,611	$12,586
Buildings and improvements	137,442	101,205
Furniture, fixtures and equipment	22,080	19,470

	174,133	133,261
Less: accumulated depreciation	(26,474)	(23,830)

	$147,659	$109,431

5. Credit Facility

As of June 30, 2008, the Company had a secured, revolving credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company that enables the Company to borrow up to $80.0 million, subject to borrowing base and loan-to-value limitations. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On August 1, 2007, the Company entered into an amendment to its credit agreement reducing the rate of interest on the credit facility by 0.375%, reducing the capitalization rate to 8.5% from 10.0% for purposes of determining the asset value of the collateral for the credit facility and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. The Company had borrowings of approximately $62.2 million and approximately $34.4 million at June 30, 2008 and December 31, 2007, respectively.

The facility matures during May 2011 and bears interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125%. On June 30, 2008, LIBOR was 2.463%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone in Raleigh, North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside and the property under renovation in Tampa, Florida, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At June 30, 2008, the four properties had a net carrying value of approximately $75.9 million. Under the terms of the credit facility, the Company must satisfy certain financial and non-financial covenants. As of June 30, 2008 and December 31, 2007, the Company was in compliance with all of the required covenants.

6. Mortgage Debt

Upon its formation, the Company assumed existing mortgage debt with MONY that was in place on two of the initial properties.

On June 30, 2008, the Company closed a $9.0 million refinancing of the mortgage on the Hampton Marina Hotel. Approximately $5.5 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. The remaining portion of the proceeds totaling approximately $3.5 million will fund a product improvement plan for the hotel in connection with its Crowne Plaza licensing. The new mortgage matures June 30, 2011 and may be extended for one 12-month period. Monthly payments of interest at a rate of LIBOR plus 2.75% during the construction period and LIBOR plus 2.50% thereafter are required under the loan.

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds was paid to the Company. The remaining $11.0 million of the proceeds will fund a product improvement plan for the hotel in connection with the Hilton relicensing. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06%, with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule. The outstanding balance due on the loan as of June 30, 2008 and December 31, 2007 was approximately $17.3 million and $14.0 million, respectively.

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, was used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of 6.21% with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule. The outstanding balance due on the loan as of June 30, 2008 and December 31, 2007 was $23.0 million.

On July 22, 2005, the Company purchased the Crowne Plaza Jacksonville Hotel in Jacksonville, Florida from BIT Holdings Seventeen, Inc., an affiliate of the AFL-CIO Building Investment Trust (the “Trust”), for an aggregate price of $22.0 million. The Trust, for which PNC Bank acts as trustee, financed a portion of the purchase price by extending an $18.0 million mortgage loan (the “Loan”) to the purchaser. The Loan, which is secured by a lien against all the assets, rents and profits of the hotel as well as the real property, bears interest at the rate of 8.0% payable monthly during the term and matures in July 2010. Pre-payment penalties apply toward any principal of the loan repaid before the fifth year of the term.

Total mortgage debt maturities as of June 30, 2008 for the following twelve-month periods were as follows ($000s):

June 30, 2009	$64
June 30, 2010	401
June 30, 2011	27,798
June 30, 2012	883
June 30, 2013	938
Thereafter	42,916

Total future maturities	$73,000
Less: Funds remaining to be drawn on the Hilton Savannah DeSoto mortgage	(5,663)
Less: Funds remaining to be drawn on the Hampton Marina Hotel mortgage	(3,452)

Mortgage loan balance, June 30, 2008	$63,885

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months and six months ended June 30, 2008 for this operating lease was $13,795 and $28,590, respectively, and $10,795 and $21,590 for the three months and six months ended June 30, 2007, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and six months ended June 30, 2008 was $23,871 and $47,741, respectively, and $23,871 and $47,741 for the three months and six months ended June 30, 2007, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense was $42,034 and $84,068 for the three months and six months ended June 30, 2008, respectively, and $56,534 and $98,569 for the three months and six months ended June 30, 2007, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense for the three months and six months ended June 30, 2008 was $1,240 and $2,480, respectively, and $1,160 and $2,320 for the three months and six months ended June 30, 2007, respectively.

The Company leases 1,890 square feet of commercial office space in Williamsburg, Virginia under a two-year agreement that expires August 31, 2008. There is a one-year renewal option. Rent expense for the three months and six months ended June 30, 2008 was $10,707 and $21,414, respectively, and $10,395 and $20,790 for the three months and six months ended June 30, 2007, respectively.

The Company has agreed to lease a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend its lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Rent expense for the three months and six months ended June 30, 2008 was $5,600.

Management Agreement – Each of the operating hotels that the Company owned at June 30, 2008 operates under a ten-year master management agreement with MHI Hotels Services, which expires between December 2014 and April 2018 (see Note 9).

Franchise Agreements – As of June 30, 2008, the Company’s hotels, except for those under development, operate under franchise licenses from national hotel companies. A franchise license has been obtained for the Crowne Plaza Tampa Westshore, expected to re-open in the first quarter 2009. A franchise license has also been obtained to operate the Hampton Marina Hotel, which the Company purchased in April 2008, as a Crowne Plaza. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

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

Pursuant to the terms of the mortgage on the Crowne Plaza Jacksonville, the Company is required to make monthly contributions equal to 4.0% of room revenues into a property improvement fund.

Pursuant to the terms of the mortgage on the Hampton Marina Hotel, the Company was required to contribute $275,000 to an operating reserve. Upon meeting certain debt service coverage requirements, the reserve will be liquidated. In addition, the Company must establish a property improvement fund in January 2010 into which it will be required to make monthly contributions equal to 4.0% of gross revenues.

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

In January 2007, the Company issued 13,500 shares of restricted stock to certain executives and independent directors. In March 2007, two holders of units in the Operating Partnership redeemed 120,000 units for an equivalent number of shares of the Company’s common stock. In April 2007, the Company issued 1,500 shares of restricted stock to a new independent director. In August 2007, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock. On January 1, 2008 and January 14, 2008, the Company issued 10,000 non-restricted shares and 14,000 restricted shares, respectively to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. On February 6, 2008, the Company issued 18,613 shares of restricted stock to certain executives and independent directors. As of June 30, 2008 and December 31, 2007, the Company had 6,939,613 and 6,897,000 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of June 30, 2008, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of June 30, 2008, the total number of Operating Partnership units outstanding was 3,737,607.

9. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services (a company that is majority-owned and controlled by the Company’s CEO, its CFO and two members of its Board of Directors):

Accounts Receivable – At June 30, 2008 and December 31, 2007, the Company was due $22,058 and $11,814, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for the three months and six months ended June 30, 2008 was $160,000 and $320,000, respectively, and $160,000 and $320,000 for the three months and six months ended June 30, 2007, respectively.

Sublease of Office Space – The Company subleases office space in Greenbelt, Maryland from MHI Hotels Services. Rent expense was $9,510 and $19,020 for the three months and six months ended June 30, 2008, respectively, and $9,510 and $19,020 for the three months and six months ended June 30, 2007, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the operating hotels that the Company owned at June 30, 2008 are managed by MHI Hotels Services under a master management agreement. MHI Hotels Services also manages the property in Hampton, Virginia, which was acquired in April 2008. The master management agreement expires between December 2014 and April 2018. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed to substitute the Sheraton Louisville Riverside for the Williamsburg property under the master management agreement.

The base management fee for the initial portfolio of six hotels was 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville Hotel was 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. The base management fee for the property in Hampton, Virginia is 2.0% through 2009, 2.5% in 2010 and 3.0% thereafter. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenue of all the hotels included in the incentive fee calculation.

Management fees paid by the Company to MHI Hotels Services were $580,996 and $1,039,452 for the three months and six months ended June 30, 2008 and $561,532 and $1,047,757 for the three months and six months ended June 30, 2007, respectively. In addition, no estimated incentive management fees were accrued for the three months and six months ended June 30, 2008, and $48,823 and $90,720 were accrued for the three months and six months ended June 30, 2007, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $574,769 and $888,119 for the three months and six months ended June 30, 2008, respectively, and $544,375 and $857,725 for the three months and six months ended June 30, 2007, respectively.

Construction Management Services – The Company engaged MHI Hotels Services to manage the renovations of the Crowne Plaza Jacksonville, the Hilton Wilmington Riverside and the Sheraton Louisville Riverside. Construction management fees were $0 for the three months and six months ended June 30, 2008 and $250,000 and $450,000 for the three months and six months ended June 30, 2007, respectively.

Charter Vessel Rental – The Company leased the “Jacksonville Princess”, a charter vessel docked adjacent to the Crowne Plaza Jacksonville from MHI Hotels, Inc., an affiliate of MHI Hotels Services on an event-by-event basis for guests of the hotel. There were no charter rentals for the three months and six months ended June 30, 2008. Charter rentals for the three months and six months ended June 30, 2007 were $27,791 and $66,145, respectively. Beginning June 1, 2007, the Company no longer charters the “Jacksonville Princess” from MHI Hotels, Inc., but sold catering service to MHI Hotels, Inc. for events on the charter vessel. For the three months and six months ended June 30, 2008, total sales of catering services to MHI Hotels, Inc. were $0.

10. Retirement Plan

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan for the three months and six months ended June 30, 2008 were $6,635 and $29,381, respectively, and $22,018 and $52,480 for the three months and six months ended June 30, 2007, respectively.

11. Unconsolidated Joint Venture

The Company owns a 25% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; and (iii) the entity that owns the junior participation in the existing mortgage. Carlyle owns a 75.0% indirect controlling interest in all these entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

June 30, 2008
(unaudited)
ASSETS
Investment in hotel properties, net	$75,349,907
Cash and cash equivalents	2,024,996
Restricted cash	1,016,541
Accounts receivable	474,880
Prepaid expenses, inventory and other assets	1,293,656

TOTAL ASSETS	$80,159,980

LIABILITIES
Mortgage loans	$35,600,000
Accounts payable and other accrued liabilities	637,912
Advance deposits	124,721

TOTAL LIABILITIES	36,362,633
TOTAL MEMBERS’ EQUITY	43,797,347

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$80,159,980

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(unaudited)	(unaudited)
Revenue
Rooms department	$2,294,126	$5,965,099
Food and beverage department	385,025	974,295
Other operating departments	225,441	746,922

Total revenue	2,904,592	7,686,316
Expenses
Hotel operating expenses
Rooms department	540,820	1,238,033
Food and beverage department	419,275	955,761
Other operating departments	128,378	251,364
Indirect	1,484,747	3,142,676

Total hotel operating expenses	2,573,220	5,587,834
Depreciation and amortization	547,742	1,090,818
General and administrative	28,201	67,831

Total operating expenses	3,149,163	6,746,483

Operating income (loss)	(244,571)	939,833
Gain on extinguishments of debt	3,000,000	3,000,000
Interest expense	(660,108)	(1,575,940)
Interest income	5,868	15,344

Net income	$2,101,189	$2,379,237

12. Income Taxes

The components of the income tax provision (benefit) for the three months and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	29	25	143	26

	29	25	143	26

Deferred:
Federal	58	371	(462)	299
State	11	85	(88)	77

	69	456	(550)	376

	$98	$481	$(407)	$402

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$737	$928	$312	$1,223
Effect of non-taxable REIT income	(679)	(557)	(774)	(924)
State income tax expense	40	110	55	103

	$98	$481	$(407)	$402

As of June 30, 2008, the Company had a net deferred tax asset of approximately $1.9 million; primarily due to current and past years’ net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$1,344,829	$1,442,807	$861,412	$2,045,309
Basic:
Weighted average number of common shares outstanding	6,939,613	6,846,571	6,934,829	6,805,887
Net income per share—basic	$0.19	$0.21	$0.12	$0.30
Diluted:
Dilutive awards	36,000	60,000	36,000	60,000
Diluted weighted average number common shares outstanding	6,975,613	6,906,571	6,971,829	6,865,887
Net income per share—diluted	$0.19	$0.21	$0.12	$0.30

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

14. Subsequent Events

On July 11, 2008, the Company paid the dividend for the second quarter of 2008 that was authorized on April 21, 2008 to those stockholders of the Company and unitholders of MHI Hospitality, L.P. of record on June 16, 2008. The dividend was $0.17 per share (unit).

On July 14, 2008, the Company authorized the payment of a quarterly dividend of $0.17 per share (unit) to the stockholders of the Company and unitholders of MHI Hospitality, L.P. of record as of September 15, 2008. The dividend is to be paid on October 10, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, upper-upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”).

Our hotel portfolio currently consists of nine full-service, upper-upscale and mid-scale hotels with 2,138 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. We also own 25% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group and we have a leasehold interest in a resort condominium facility in Wrightsville Beach, North Carolina.

As of June 30, 2008, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Operating properties
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Sheraton Louisville Riverside	181	Jeffersonville, IN	September 20, 2006
Hampton Marina Hotel (1)	172	Hampton, VA	April 24, 2008
Properties under development
Crowne Plaza Tampa Westshore (2)	250	Tampa, FL	October 29, 2007

Total	2,138

(1)	The property in Hampton, Virginia is operating as the Hampton Marina Inn while undergoing significant renovations and is expected to re-open as the Crowne Plaza Hampton Harborside in the fourth quarter 2008.
(2)	The property formerly operated as the Tampa Clarion Hotel in Tampa, Florida is undergoing extensive renovations and is expected to re-open as the Crowne Plaza Tampa Westshore in the first quarter 2009.

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership, and we own an approximate 65.0% interest in our operating partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

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

On August 8, 2007, through our joint venture with Carlyle, we completed the acquisition of the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million, with Carlyle retaining a 75% equity position. A portion of the purchase was financed with a two-year $57.6 million non-recourse loan from Société Générale with two one-year extensions and which bore a rate of LIBOR plus 1.94%. On June 13, 2008, the joint venture purchased a $22.0 million junior participation in the mortgage loan and amended the promissory notes so that the first $35.6 million bears a rate of LIBOR plus 0.98%. The hotel is managed by MHI Hotels Services. We will also receive an asset management fee of 1.5% of gross revenues of the hotel in addition to our share of the operating profits and proceeds of sale pursuant to the joint venture agreement.

On October 29, 2007, we purchased a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel for the aggregate purchase price of $13.5 million. We are in the process of making extensive renovations to the hotel and upon re-opening, the hotel will be re-branded as a Crowne Plaza, as is consistent with our repositioning strategy. Renovation costs are estimated at $25.0 million. The cost to acquire and renovate the hotel have been and will continue to be funded by additional borrowings on the credit facility.

On April 24, 2008, we completed the purchase of the 172-room Hampton Marina Hotel in Hampton, Virginia for approximately $7.8 million, including transfer costs. To facilitate the purchase, we assumed $5.75 million of existing indebtedness, which bore a rate of 6.50% and was set to mature on July 1, 2016. The remainder of the purchase price as well as closing costs was funded with borrowings on our credit facility. On June 30, 2008, we refinanced the indebtedness drawing approximately $5.5 million on a three-year $9.0 million mortgage loan from Towne Bank with one 12-month extension. The loan requires monthly payments of interest and bears a rate of LIBOR plus 2.75% during the renovation period and LIBOR plus 2.50% thereafter. The remainder of the proceeds, totaling approximately $3.5 million, will fund a product improvement plan (or “PIP”) for the hotel in connection with its Crowne Plaza licensing.

On May 1, 2008, we re-opened the Sheraton Louisville Riverside after completing a $16.1 million renovation.

Key Operating Metrics

In the hotel industry, most categories of operating costs, with the exception of franchise, management, credit card fees and the costs of the food and beverage served, do not vary directly with revenues. This aspect of our operating costs creates operating leverage, whereby changes in sales volume disproportionately impact operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food, beverage and telephone. There are three key performance indicators used in the hotel industry to measure room revenues:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average daily rate or ADR, which is total room revenue divided by the number of rooms sold; and

•	Revenue per available room or RevPAR, which is total room revenue divided by the total number of available rooms.

Results of Operations

The following table illustrates the actual key operating metrics for the three months and six months ended June 30, 2008 and 2007 for the properties we owned during each respective reporting period as well as comparable metrics for properties that we owned and have operated throughout the respective periods.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Actual Portfolio Metrics
Occupancy %	68.4%	75.6%	66.7%	73.2%
ADR	$124.65	$122.81	$122.03	$118.94
RevPAR	$85.31	$92.83	$81.43	$87.12
Comparable Portfolio Metrics (1)
Occupancy %	73.9%	75.6%	69.3%	73.2%
ADR	$125.24	$122.81	$122.23	$118.94
RevPAR	$92.51	$92.83	$84.71	$87.12

(1)

The hotels included in the comparable portfolio metrics are those that were owned and operated both during 2007 and the six months ended June 30, 2008. They do not include results for the Sheraton Louisville Riverside which re-opened May 1, 2008, the Hampton Marina Hotel which was acquired on April 24, 2008, the

Crowne Plaza Hollywood Beach Resort in which we have a 25.0% indirect non-controlling interest or the property in Tampa, Florida which is undergoing renovations and is expected to re-open in the first quarter 2009 as the Crowne Plaza Tampa Westshore.

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Revenue. Total revenue for the three months ended June 30, 2008 was approximately $20.5 million, an increase of approximately $1.1 million or 5.6% from total revenue of approximately $19.4 million for the three months ended June 30, 2007. The entire increase was attributable to operations at the Sheraton Louisville Riverside, which re-opened May 1, 2008 and the Hampton Marina Hotel, which was acquired April 24, 2008. We expect these properties to contribute significantly to growth in room revenue over the next year as the Sheraton Louisville Riverside becomes established in its market and as we reposition our hotel in Hampton, Virginia by branding it as a Crowne Plaza, which we expect will be complete in the first quarter 2009. While we expect to see overall increases in revenue due to contributions from newly-opened and newly-renovated properties, we expect revenues in the remainder of our hotel portfolio to be negatively impacted by the weaker economy, higher travel costs and decreased consumer spending.

For the three months ended June 30, 2007, the six properties which we owned throughout 2007 and the six months ended June 30, 2008 experienced a 0.5% decrease in room revenue despite a 2.0% increase in ADR, which was offset by a 2.3% decrease in occupancy. Most of the decrease in room revenue is attributable to renovations in progress at our Savannah, Georgia hotel, which impacted occupancy during the quarter. We expect improvements in room revenue at this property once renovations are completed in the first quarter 2009 as well as continued improvement at our hotel in Wilmington, North Carolina, which was completed this quarter.

Food and beverage revenues remained consistent at approximately $5.4 million for the three months ended June 30, 2008 compared to food and beverage revenues for the three months ended June 30, 2007. Contributions to food and beverage revenues from the Sheraton Louisville Riverside and the Hampton Marina Hotel were offset by decreases at the Hilton Savannah DeSoto, which is undergoing renovation, and the Hilton Wilmington Riverside, which has ceased operating its own restaurant and entered into a lease with a franchisee of Ruth’s Chris restaurants.

Revenue from other operating departments for the three months ended June 30, 2008 increased approximately $0.1 million or 16.0% to approximately $1.1 million compared to other operating revenue of approximately $1.0 million for the three months ended June 30, 2007.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $15.2 million, an increase of approximately $1.3 million or 9.50% for the three months ended June 30, 2008 compared to approximately $13.9 million for the three months ended June 30, 2007. If not for the re-opening of the Sheraton Louisville Riverside and the acquisition of the Hampton Marina Hotel, hotel operating expenses would have decreased approximately $0.5 million. While we expect the overall level of hotel operating expenses to increase as the newly-opened Sheraton Louisville Riverside becomes established in its market and as the Hampton Marina Hotel is renovated and re-branded as a Crowne Plaza, we expect that such increases will be tempered by cost-cutting initiatives at our other properties in response to weaker consumer demand due to higher travel costs and the weaker economy.

Rooms expense for the three months ended June 30, 2008 increased to approximately $3.6 million, an increase of approximately $0.3 million or 9.8% for the three months ended June 30, 2008 compared to approximately $3.3 million for the three months ended June 30, 2007. Rooms expense from the Sheraton Louisville Riverside and the Hampton Marina Hotel accounted for the entire increase.

Food and beverage expenses for the three months ended June 30, 2008 remained constant at approximately $3.7 million compared to food and beverage expenses for the three months ended June 30, 2007, consistent with the same level of food and beverage revenue for the respective periods.

Indirect expenses at our properties for the three months ended June 30, 2008 increased approximately $1.0 million or 15.2% to approximately $7.6 million compared to indirect expenses of approximately $6.6 million for the three months ended June 30, 2007. Indirect expenses related to the Sheraton Louisville Riverside and the Hampton Marina Hotel, including approximately $0.3 million of start-up costs at the Sheraton Louisville Riverside, account for the increase in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2008 increased approximately $0.4 million or 29.7% to approximately $1.6 million compared to depreciation and amortization expense of approximately $1.2 million for the three months ended June 30, 2007. The increase in depreciation and amortization was attributable to the renovations placed in service at the Hilton Wilmington Riverside and the Sheraton Louisville Riverside, as well as the acquisition of the Hampton Marina Hotel.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2008 decreased approximately $0.2 million or 19.6% to approximately $0.7 million compared to corporate general and administrative expense for the three months ended June 30, 2007 totaling approximately $0.9 million. One-time costs for legal fees in the prior year period associated with structuring the program and operating agreements that allow us to jointly acquire, develop and operate hotels assets and hotel portfolios with Carlyle contributed to much of the decrease.

Interest Expense. Interest expense for the three months ended June 30, 2008 increased approximately $0.7 million or 67.3% to approximately $1.7 million compared to interest expense for the three months ended June 30, 2007, primarily due to increased borrowings on the credit facility used to fund the renovations at the Hilton Wilmington Riverside. Additionally, we are realizing interest expense on the borrowings associated with the Sheraton Louisville Riverside subsequent to its re-opening and completion of its renovations, as well as borrowings associated with the purchase of the Hampton Marina Hotel. Lastly, we incurred an interest penalty of approximately $0.1 million associated with pre-payment of the indebtedness on the Hampton Marina Hotel when it was refinanced with a new $9.0 million mortgage from TowneBank.

Impairment of Note Receivable. Impairment of note receivable represents a $0.2 million valuation allowance against the $0.4 million promissory note we received upon the sale of the Holiday Inn Downtown Williamsburg in August 2006. No interest payments have been made since October 2007 and the debtor has recently entered into default on the first and second trusts on the property. The promissory note is secured by the property as well as personal guarantees by affiliates of the debtor. A charge for impairment is being taken in anticipation that a negotiated settlement for less than the full value of the note is more likely to occur than collection of the full face value of the note.

Equity in Joint Venture. Equity in joint venture for the three months ended June 30, 2008 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. During the quarter, the joint venture was able to restructure the mortgage on the property by purchasing a $22.0 million junior participation at a price of $19.0 million resulting in a $3.0 million gain on extinguishment of debt to the joint venture. For the three months ended June 30, 2008, the hotel reported occupancy of 57.0%, ADR of $142.14 and RevPAR of $81.06.

Income Taxes. The income tax provision for the three months ended June 30, 2008 decreased to approximately $0.1 million. The income tax benefit is primarily derived from the operations of our TRS lessee. The net operating income of our TRS lessee for the three months ended June 30, 2008 was less than the net operating income attributable to continuing operations for the three months ended June 30, 2007.

Net Income. The net income for the three months ended June 30, 2008 decreased approximately $0.1 million to approximately $1.3 million from net income of approximately $1.4 million for the three months ended June 30, 2007 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Revenue. Total revenue for the six months ended June 30, 2008 was approximately $36.0 million, a decrease of approximately $0.3 million or 0.9% from the six months ended June 30, 2007. If not for revenue from the Sheraton Louisville Riverside, which re-opened May 1, 2008, and the Hampton Marina Hotel, which was acquired April 24, 2008, total revenue would have decreased approximately $1.5 million.

The six properties which we owned throughout 2007 and the six months ended June 30, 2008 experienced a 2.4% decrease in room revenue despite a 2.8% increase in ADR, which was offset by a 5.4% decrease in occupancy. Most of the decrease in room revenue is attributable to renovations in progress at our Wilmington, North Carolina and Savannah, Georgia properties, which impacted occupancy during the quarter. We have seen improvements in room revenue following the completion of renovations at the Hilton Wilmington Riverside and expect that once renovations at the Hilton Savannah DeSoto are complete in the first quarter 2009, that we will see continued improvements at both properties.

The largest decrease in revenue was from food and beverage revenues, which, for the six months ended June 30, 2008 declined to approximately $9.3 million, a decrease of approximately $0.9 million or 9.0% compared to food and beverage revenues for the six months ended June 30, 2007. While room sales from group business has remained strong at properties not undergoing renovation, there has been less demand for banqueting services resulting in a decrease in food and beverage revenue. Additionally, we realized lower food and beverage revenue at the Hilton Wilmington Riverside as one of our restaurants was undergoing renovation to re-open in June 2008 under a lease agreement with a franchisee of Ruth’s Chris restaurants.

Revenue from other operating departments for the six months ended June 30, 2008 increased approximately $0.2 million or 11.2% to approximately $2.1 million compared to other operating revenue for the six months ended June 30, 2007.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $27.8 million, an increase of approximately $1.1 million or 4.0% for the six months ended June 30, 2008 compared to approximately $26.7 million for the six months ended June 30, 2007. If not for the re-opening of the Sheraton Louisville Riverside and the acquisition of the Hampton Marina Hotel, hotel operating expenses would have decreased approximately $0.5 million.

Rooms expense for the six months ended June 30, 2008 increased to approximately $6.7 million, an increase of approximately $0.4 million or 6.8% for the six months ended June 30, 2008 compared to approximately $6.3 million for the six months ended June 30, 2007. Rooms expense from the Sheraton Louisville Riverside and the Hampton Marina Hotel, as well as additional charges for three months of outside laundry services at our Philadelphia property necessitated by the breakdown of laundry equipment in mid-January, contributed to the increase in rooms expense.

Food and beverage expenses for the six months ended June 30, 2008 decreased approximately $0.3 million to approximately $6.7 million compared to food and beverage expenses of approximately $7.0 million for the six months ended June 30, 2007. A significant decrease in sales of food and beverage through lower orders of banqueting services at our hotels was partially offset by higher food costs in the first quarter.

Indirect expenses at our properties for the six months ended June 30, 2008 increased approximately $1.0 million or 7.3% to approximately $13.9 million compared to indirect expenses of approximately $12.9 million for the six months ended June 30, 2007. Indirect expenses related to the Sheraton Louisville Riverside and the Hampton Marina Hotel, including approximately $0.3 million of start-up costs at the Sheraton Louisville Riverside, account for the increase in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2008 increased approximately $0.5 million or 21.6% to approximately $3.0 million compared to depreciation and amortization expense of approximately $2.5 million for the six months ended June 30, 2007. The increase in depreciation and amortization was attributable to the renovations placed in service at the Hilton Wilmington Riverside and the Sheraton Louisville Riverside as well as the acquisition of the Hampton Marina Hotel.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2008 decreased approximately $0.1 million or 5.1% to approximately $1.7 million compared to corporate general and administrative expense for the six months ended June 30, 2007 totaling approximately $1.8 million. One-time costs in the prior period associated with structuring the program and operating agreements that allow us to jointly acquire, develop and operate hotels assets and hotel portfolios with Carlyle contributed to the decrease.

Interest Expense. Interest expense for the six months ended June 30, 2008 increased approximately $0.8 million or 39.0% to approximately $2.9 million compared to interest expense for the six months ended June 30, 2007, primarily due to increased borrowings on the credit facility used to fund the renovations at the Hilton Wilmington Riverside. Additionally, we are realizing interest expense on the borrowings associated with the Sheraton Louisville Riverside subsequent to its re-opening and completion of its renovations as well as borrowings associated with the purchase of the Hampton Marina Hotel. Lastly, we incurred an interest penalty of approximately $0.1 million associated with pre-payment of the indebtedness on the Hampton Marina Hotel when it was refinanced with a new $9.0 million mortgage from TowneBank.

Impairment of Note Receivable. Impairment of note receivable represents a $0.2 million valuation allowance against the $0.4 million promissory note we received upon sale of the Holiday Inn Downtown Williamsburg in August 2006. No interest payments have been made since October 2007 and the debtor has recently entered into default on the first and second trusts on the property. The promissory note is secured by the property as well as personal guarantees by affiliates of the debtor. A charge for impairment is being taken in anticipation that a negotiated settlement for less than the full value of the note is more likely to occur than collection of the full face value of the note.

Equity in Joint Venture. Equity in joint venture for the six months ended June 30, 2008 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. During the six months ended June 30, 2008, the joint venture was able to restructure the mortgage on the property by purchasing a $22.0 million junior participation at a price of $19.0 million resulting in a $3.0 million gain on extinguishment of debt to the joint venture. For the six months ended June 30, 2008, the hotel reported occupancy of 61.0%, ADR of $172.63 and RevPAR of $105.39.

Income Taxes. The effect of income taxes swung from an income tax provision of approximately $0.4 million for the six months ended June 30, 2007 to an income tax benefit of approximately $0.4 million for the six months ended June 30, 2008. The income tax benefit or provision is primarily derived from the operations of our TRS lessee. Our TRS lessee experienced a taxable loss for the six months ended June 30, 2008 in contrast to generating taxable income for the six months ended June 30, 2007.

Net Income. The net income for the six months ended June 30, 2008 decreased approximately $1.2 million or 57.9% to approximately $0.9 million from net income of approximately $2.0 million for the six months ended June 30, 2007 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months and six months ended June 30, 2008 and 2007 (unaudited):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net income	$1,344,829	$1,442,807	$861,412	$2,045,309
Add minority interest	724,992	805,742	464,269	1,150,211
Add depreciation and amortization	1,589,683	1,225,859	2,980,606	2,450,320
Add equity in depreciation of joint venture	137,043	—	272,812	—
Add loss on disposal of assets	125,450	14,267	116,972	14,267

FFO	$3,921,997	$3,488,675	$4,696,071	$5,660,107

Weighted average shares outstanding	6,939,613	6,846,571	6,934,829	6,805,887
Weighted average units outstanding	3,737,607	3,787,607	3,737,607	3,827,386

Weighted average shares and units	10,677,220	10,634,178	10,672,436	10,633,273

FFO per share and unit	$0.37	$0.33	$0.44	$0.53

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the six months ended June 30, 2008 was approximately $1.8 million. We currently expect that the net cash provided by operations will be adequate to fund our continuing operations, debt service and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains. We paid dividends of $0.17 per share (unit) on April 11, 2008 and July 11, 2008, which we funded out of working capital.

Investing Activities. Approximately $18.7 million was spent during the six months ended June 30, 2008 on renovations and capital improvements. Approximately $11.2 million was spent on renovations at the Wilmington Hilton Riverside and the Sheraton Louisville Riverside in order to bring those projects to completion. Renovations at the Savannah Hilton DeSoto, the property in Tampa, Florida as well as the Hampton Marina Hotel also progressed during the period.

During the six months ended June 30, 2008 we spent approximately $2.1 million to acquire the Hampton Marina Hotel and assumed the existing indebtedness on the hotel. We also contributed approximately $4.8 million to our joint venture with Carlyle to acquire a 25.0% indirect interest in a $22.0 million junior participation in the mortgage on the Crowne Plaza Hollywood Beach Resort.

Financing Activities. During the six months ended June 30, 2008, we borrowed $27.8 million on our credit facility and approximately $3.3 million on the mortgage on the Savannah Hilton DeSoto in order to fund the investing activities discussed above as well as provide working capital. On June 30, 2008, we refinanced the existing indebtedness on the Hampton Marina Hotel decreasing the indebtedness on the property by approximately $0.2 million.

Capital Expenditures

Recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, are our most significant short-term liquidity requirements. During the next 12 months, we expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. With respect to three of our hotels, the reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures. We deposit an amount equal to 4% of gross revenue for both the Hilton Savannah DeSoto and Hilton Wilmington Riverside and 4% of room revenues for the Crowne Plaza Jacksonville. Our intent for the capital expenditures at all hotels, exclusive of improvements or renovations required by franchisors, is to maintain overall capital expenditures at 4% of gross revenue.

In July 2007, the franchise license for the Hilton Savannah DeSoto Hotel was renewed and extended to July 2018. To comply with the re-licensing agreement, we must complete a PIP, which we expect to be completed during the first quarter 2009 and total approximately $11.0 million. Approximately $4.4 million had been expended as of June 30, 2008. The renovations will be funded by additional draws of approximately $5.7 million on the mortgage that was refinanced in August 2007 and by additional borrowings on our credit facility.

On October 29, 2007, we purchased the property formerly known as the Tampa Clarion Hotel in Tampa, Florida with the intention of renovating and re-branding the hotel. On October 31, 2007, we obtained a 10-year franchise agreement with InterContinental Hotels Group to brand the property as a Crowne Plaza hotel. Renovation costs are estimated at approximately $23.6 million, of which approximately $2.9 million had been expended as of June 30, 2008. The renovations will be funded by additional borrowings on our credit facility.

On April 24, 2008, we purchased the Hampton Marina Hotel in Hampton, Virginia for the approximately $7.8 million, including transfer costs. On February 27, 2008, we obtained a 10-year franchise agreement with InterContinental Hotels Group to brand the property as the Crowne Plaza Hampton Harborside. In conjunction with the license agreement, we are required to complete a PIP. Renovation costs are estimated at approximately $4.7 million, of which approximately $1.2 million had been expended as of June 30, 2008. Renovations will be funded by additional draws of approximately $3.5 million on the mortgage that was refinanced in June 2008 and by additional borrowings on our credit facility.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of approximately $8.8 million, of which approximately $2.5 million was in restricted reserve accounts and approximately $0.3 million was in real estate tax escrows. As of June 30, 2008, our revolving credit facility, which was amended on April 15, 2008 so that we may borrow up to $80.0 million, had an outstanding balance of approximately $62.2 million We expect that our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment as well as debt service.

We estimate that to complete the capital projects to which we are committed, we will require capital of approximately $30.7 million. Most of the capital will be required before the end of the year with no more than $8.0 million required in the first quarter 2009. We expect that approximately $5.7 million will be obtained through additional draws on the mortgage on the Hilton Savannah DeSoto and approximately $3.5 million will be obtained through additional draws on the mortgage on the Hampton Marina Hotel. In addition, we have approximately $2.0 million in the restricted reserves accounts for the Hilton Wilmington Riverside and the Hilton Savannah DeSoto, which are available to us. Lastly, we have an agreement with Carlyle, our joint venture partner, that should the $22.0 million junior participation in the mortgage on the Crowne Plaza Hollywood Beach Resort not be re-sold before the end of 2008, we may borrow an amount equal to our pro-rata share of the capital contribution required to fund the purchase of the $22.0 million junior participation, or approximately $4.75 million, from them at LIBOR plus 3.50%. We believe that the additional borrowing capacity on our credit facility as well as the other capital resources described above provide us sufficient capital to accommodate our needs for committed capital projects as well as working capital.

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

Beyond the funding of future acquisitions and development activity, our medium and long-term liquidity needs will generally include the retirement of mortgage debt, amounts outstanding under our secured credit facility and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

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

Off-Balance Sheet Arrangements

Through a joint venture with Carlyle, we own a 25.0% indirect non-controlling interest in an entity (the “JV Owner”) that acquired the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida. We have the right to receive a pro rata share of operating surpluses as well as an obligation to fund our pro rata share of operating shortfalls. We also have the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The Crowne Plaza Hollywood Beach Resort is leased to another entity (the “Joint Venture Lessee”) in which we also own a 25.0% indirect non-controlling equity interest. Adjacent to the Crowne Plaza Hollywood Beach Resort is a three-acre hotel development site which is leased by a joint venture entity. The lessee, in which we have a 25.0% indirect ownership interest, has an option to purchase the site, which is improved with a parking garage currently being used by the Hollywood hotel. The purchase option expires in August 2011 and allows the site to be purchased for fair market value as determined by independent appraisal, but not less than $5.0 million or more than $10.0 million. Carlyle owns a 75.0% controlling interest in this entity as well as the JV Owner and the Joint Venture Lessee. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach Resort without our consent. We account for our non-controlling 25.0% interest in both the JV Owner and the Joint Venture Lessee under the equity method of accounting.

The acquisition of the Crowne Plaza was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage, which has a two-year term maturing on August 1, 2009, was restructured on June 13, 2008 so that the first $35.6 million bears interest at a rate of LIBOR plus additional interest of 0.98%. The remaining $22.0 million bears a rate of LIBOR plus 3.50%. Upon the restructure, another entity in which we own a 25.0% indirect non-controlling interest purchased the $22.0 million junior participation for $19.0 million. The loan can be extended for two one-year periods. The JV Owner executed an interest rate cap agreement capping LIBOR at 6.25%, effectively limiting the rate on the first $35.6 million of the mortgage to 7.23% and limiting the effective rate on the entire mortgage to approximately 8.19%. Monthly interest-only payments are due throughout the term. The Crowne Plaza Hollywood Beach Resort secures the mortgage. We have provided limited guarantees to the lender with respect to this mortgage.

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

Geographic Concentration

Our hotels are located in Florida, Georgia, Indiana, Maryland, North Carolina, Pennsylvania and Virginia.

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

There were no charges for impairment recorded for the six months ended June 30, 2008 or 2007.

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

Revenue Recognition. Hotel revenue, including room, food, beverage and other hotel revenue, is recognized as the related services are delivered. We generally consider accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made.

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2008. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but was amended on February 6, 2008 to defer the effective date for one year for certain non-financial assets and liabilities. We adopted SFAS 157 on January 1, 2008, which had no material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. We adopted SFAS 159 on January 1, 2008, which had no material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. We expect SFAS 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We are currently evaluating what impact SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133,

“Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We are currently evaluating what impact SFAS 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS 141(R)). FSP 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s life under SFAS 142. The guidance in the new staff position is to be applied progressively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. We are currently evaluating the impact of FSP 142-3 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact of the SFAS 162 on our financial statements.

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

The effects of potential changes in interest rates prices are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that could occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit facility required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of June 30, 2008, derivatives with a fair value of approximately $(1.2) million were included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of June 30, 2008, we had approximately $58.3 million of fixed-rate debt and approximately $67.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.72%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Hampton Marina Hotel and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding on our mortgage on the Hampton Marina Hotel and the amount outstanding under our credit facility remain at approximately $67.7 million, the balance at June 30, 2008, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $377,000.

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

As of June 30, 2008, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The information was previously disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21B	Second Amendment to Credit Agreement dated April 15, 2008.(3)

10.31	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008.(4)

10.32	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998.(4)

10.33	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A.(4)

10.34	Indenture of Trust between Hampton Redevelopment and Hosing Authority and Crestar Bank dated December 1, 1998.(4)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: August 7, 2008	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board

	By:	/s/ William J. Zaiser
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21B	Second Amendment to Credit Agreement dated April 15, 2008. (3)

10.31	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008.(4)

10.32	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998.(4)

10.33	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A.(4)

10.34	Indenture of Trust between Hampton Redevelopment and Hosing Authority and Crestar Bank dated December 1, 1998.(4)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008.