Form 10-Q
period 2008-09-30
MHI Hospitality CORP
filed 2008-11-13
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 13, 2008, there were 6,939,613 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Investment in hotel properties, net	$152,329,133	$109,430,559
Properties under development	21,836,583	31,237,237
Investment in joint venture	10,560,538	5,583,072
Cash and cash equivalents	6,527,170	3,988,700
Restricted cash	2,463,580	1,750,029
Accounts receivable	1,618,845	1,666,417
Accounts receivable-affiliate	32,494	11,814
Prepaid expenses, inventory and other assets	4,475,181	2,550,112
Notes receivable, net	100,000	400,000
Shell Island lease purchase, net	1,955,882	2,264,705
Deferred financing costs, net	1,328,363	1,076,345

TOTAL ASSETS	$203,227,769	$159,958,990

LIABILITIES
Line of credit	$67,187,858	$34,387,858
Mortgage loans	70,967,127	55,000,000
Accounts payable and other accrued liabilities	7,382,324	8,478,441
Dividends and distributions payable	1,815,127	1,807,883
Advance deposits	688,050	408,912

TOTAL LIABILITIES	148,040,487	100,083,094
Minority interest in operating partnership	17,965,206	19,689,453

Commitments and contingencies (see Note 7)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,939,613 shares and 6,897,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	69,396	68,970
Additional paid in capital	48,558,275	48,321,505
Distributions in excess of retained earnings	(11,405,595)	(8,204,032)

TOTAL SHAREHOLDERS’ EQUITY	37,222,076	40,186,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$203,227,769	$159,958,990

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
REVENUE
Rooms department	$12,055,723	$11,683,189	$36,680,246	$35,919,953
Food and beverage department	4,040,957	4,115,491	13,319,651	14,311,188
Other operating departments	1,085,229	928,091	3,154,402	2,788,738

Total revenue	17,181,909	16,726,771	53,154,299	53,019,879
EXPENSES
Hotel operating expenses
Rooms department	3,473,123	3,042,175	10,219,413	9,356,688
Food and beverage department	3,220,355	3,078,288	9,962,929	10,112,504
Other operating departments	226,483	229,593	650,502	671,763
Indirect	7,001,655	6,251,115	20,895,882	19,198,447

Total hotel operating expenses	13,921,616	12,601,171	41,728,726	39,339,402
Depreciation and amortization	1,797,075	1,227,443	4,777,680	3,677,762
Corporate general and administrative	646,566	599,904	2,318,828	2,362,878

Total operating expenses	16,365,257	14,428,518	48,825,234	45,380,042

OPERATING INCOME	816,652	2,298,253	4,329,065	7,639,837
Other income (expense)
Interest expense	(1,933,052)	(1,047,256)	(4,810,231)	(3,117,296)
Interest income	22,318	32,570	57,141	99,404
Impairment of note receivable	(100,000)	—	(300,000)	—
Equity in joint venture	(333,188)	(624,039)	261,622	(624,039)
Unrealized gain (loss) on hedging activities	116,016	(329,972)	86,743	(56,113)
Loss on disposal of assets	2,010	4,863	(114,962)	(9,404)

Income (loss) before minority interest in operating partnership and income taxes	(1,409,244)	334,419	(490,622)	3,932,389
Minority interest in operating partnership	282,336	(219,056)	(181,933)	(1,369,267)
Income tax benefit (provision)	603,135	293,756	1,010,194	(108,694)

NET INCOME (LOSS)	$(523,773)	$409,119	$337,639	$2,454,428

Net income per share
Basic	$(0.08)	$0.06	$0.05	$0.36
Diluted	$(0.08)	$0.06	$0.05	$0.36
Weighted average number of shares outstanding
Basic	6,936,613	6,864,935	6,936,435	6,825,786
Diluted	6,975,613	6,924,935	6,973,100	6,885,786

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
Balances at December 31, 2007	6,897,000	$68,970	$48,321,505	$(8,204,032)	$40,186,443
Issuance of restricted common stock awards	42,613	426	151,270	—	151,696
Amortization of deferred stock grants	—	—	85,500	—	85,500
Net income	—	—	—	337,639	337,639
Dividends declared	—	—	—	(3,539,203)	(3,539,203)

Balances at September 30, 2008	6,939,613	$69,396	$48,558,275	$(11,405,596)	$37,222,076

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended September 30, 2008	Nine months ended September 30, 2007
Cash flows from operating activities:
Net income	$337,639	$2,454,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,777,680	3,677,762
Equity in joint venture	(261,622)	624,039
Loss on disposal of assets	114,962	9,404
Impairment of note receivable	300,000	—
Unrealized (gain) loss on hedging activities	(86,743)	56,113
Amortization of deferred financing costs	256,002	207,584
Charges related to equity-based compensation	237,196	128,811
Minority interest in operating partnership	181,933	1,369,267
Changes in assets and liabilities:
Restricted cash	(216,844)	(201,636)
Accounts receivable	47,573	148,341
Inventory, prepaid expenses and other assets	(2,399,976)	(1,005,968)
Accounts payable and other accrued liabilities	(1,009,373)	1,678,235
Advance deposits	279,138	321,233
Due from affiliates	(20,680)	156,808

Net cash provided by operating activities	2,536,885	9,624,421

Cash flows from investing activities:
Acquisition of hotel properties	(2,063,794)	—
Improvements and additions to hotel properties	(29,793,040)	(11,790,221)
Investment in joint venture	(4,743,207)	(6,106,155)
Distributions from joint venture	27,362	—
Funding of restricted cash reserves	(1,262,108)	(855,784)
Proceeds of restricted cash reserves	765,402	824,446
Proceeds of notes receivable	—	4,030,000

Net cash used in investing activities	(37,069,385)	(13,897,714)

Cash flows from financing activities:
Dividends and distributions paid	(5,438,138)	(5,420,590)
Proceeds of mortgage refinancing	10,707,127	11,851,780
Net proceeds of (payments of) credit facility	32,800,000	979,626
Payment of deferred financing costs	(508,019)	(500,804)
Payment of loans	(490,000)	(458,879)

Net cash provided by financing activities	37,070,970	6,451,133

Net increase in cash and cash equivalents	2,538,470	2,177,840
Cash and cash equivalents at the beginning of the period	3,988,700	1,445,491

Cash and cash equivalents at the end of the period	$6,527,170	$3,623,331

Supplemental disclosures:
Cash paid during the period for interest	$5,487,558	$3,370,292

Cash paid during the period for income taxes	$158,240	$310,568

Non-cash investing and financing activities:
Assumption of existing indebtedness on purchase of hotel properties	$5,750,000	$—

Refinance of mortgage notes	$5,260,000	$23,148,220

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

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, MHI Hospitality, L.P. (the “Operating Partnership” or the “Partnership”). For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is approximately 65.0% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds were paid to the Company. The remainder of the proceeds has funded and will continue to fund renovations to the property. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06%, with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 20-year amortization schedule.

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

On October 29, 2007, the Company purchased a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, for approximately $13.8 million, including transfer costs. The hotel is located in Tampa’s Westshore corridor and is within two miles of the Tampa International Airport. The Company is making extensive renovations and expects to re-open the hotel as the Crowne Plaza Tampa Westshore, as is consistent with the Company’s repositioning strategy, in the first quarter of 2009. The Company financed the acquisition and is financing the renovations with funds drawn on its credit facility.

On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million thereby enabling the Company to borrow up to $80.0 million.

On April 24, 2008, the Company purchased the 172-room Hampton Marina Hotel in Hampton, Virginia for approximately $7.8 million, including transfer costs. To facilitate the purchase, a subsidiary of the Company assumed $5.75 million of existing indebtedness. The Company has commenced significant renovations to re-brand the hotel as is consistent with the Company’s repositioning strategy. On October 7, 2008, the Company completed the hotel’s conversion to the Crowne Plaza Hampton Marina.

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

On June 30, 2008, the Company closed a $9.0 million refinancing of the existing indebtedness on the property in Hampton, Virginia. At closing, the Company paid approximately $0.5 million and accessed approximately $5.5 million of the proceeds in order to retire the existing indebtedness and pay closing costs. The remainder of the proceeds, approximately $3.5 million, has funded and will continue to fund a product improvement plan for the hotel in connection with the Crowne Plaza licensing. The new mortgage matures June 30, 2011 and bears a rate of LIBOR plus 2.75% during the construction period and LIBOR plus 2.50% thereafter, payable monthly during the term. The loan can be extended for one 12-month period.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months and nine months ended September 30, 2008 and 2007.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreements with MONY Life Insurance Company (“MONY”), which holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto; PNC Bank, trustee for the mortgage holder on the Crowne Plaza Jacksonville Hotel; and TowneBank, which holds the mortgage on the Crowne Plaza Hampton Marina.

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

Properties Under Development – Investments in hotel property that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. As of September 30, 2008 and December 31, 2007, there were one property and two properties, respectively, under development; one, in Jeffersonville, Indiana, which re-opened on May 1, 2008 as the Sheraton Louisville Riverside, and one in Tampa, Florida which is expected to re-open in the first quarter of 2009 as the Crowne Plaza Tampa Westshore.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the three months and nine months ended September 30, 2008 was $287,916 and $1,212,576, respectively, and $214,549 and $562,572 for the three months and nine months ended September 30, 2007, respectively.

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

At September 30, 2008 and December 31, 2007, the Company’s interest-rate swap agreement had an estimated fair value of $(1,093,751) and $(1,180,494), respectively, and is included in accounts payable and other accrued liabilities.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of September 30, 2008 and December 31, 2007 were $370,290 and $347,862, respectively. Amortization expense for the three months and nine months ended September 30, 2008 totaled $9,356 and $27,020, respectively, and $6,238 and $18,713 for the three months and nine months ended September 30, 2007, respectively.

Minority Interest in Operating Partnership – Certain hotel properties have been acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock; and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

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

Deferred Financing Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

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

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of September 30, 2008, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan was $40,725 and $122,175 for the three months and nine months ended September 30, 2008, respectively, and $45,549 and $128,811 for the three months and nine months ended September 30, 2007, respectively.

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

Recent Account Pronouncements – On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, but was amended on February 6, 2008 to defer the effective date for one year for certain non-financial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008, which had no material impact on its financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS 141(R)). FSP 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s life under SFAS 142. The guidance in the new staff position is to be applied progressively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the SFAS 162 on its consolidated financial statements.

3. Acquisition of Hotel Properties

On April 24, 2008, the Company acquired the 172-room Crowne Plaza Hampton Marina (formerly, the Hampton Marina Hotel) in Hampton, Virginia for approximately $7.8 million, including transfer costs. To facilitate the purchase, a subsidiary of the Company assumed $5.75 million of existing indebtedness. The allocation of the purchase price, including transfer costs, based on their fair values was as follows (in thousands):

Land and land improvements	$1,055
Buildings and improvements	6,697
Furniture, fixtures and equipment	50

$7,802

The results of operations are included in the Company’s consolidated statements of operations from the date of acquisition of this hotel. The following pro forma financial information presents the results of operations of the Company for the nine months ended September 30, 2008 and 2007 as if the purchase of the property in Hampton, Virginia had taken place on January 1, 2007. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2007, or of future results of operations (in thousands, except per share date):

	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
Pro forma revenues	$53,997,838	$56,581,486
Pro forma operating expenses	50,151,064	48,939,128
Pro forma operating income	3,846,774	7,642,358
Pro forma net income	88,830	2,375,616
Pro forma earnings per share	0.01	0.35
Pro forma common shares	6,935	6,826

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Land and land improvements	$14,715	$12,586
Buildings and improvements	141,088	101,205
Furniture, fixtures and equipment	24,677	19,470

	180,480	133,261
Less: accumulated depreciation	(28,151)	(23,830)

	$152,329	$109,431

5. Credit Facility

As of September 30, 2008, the Company had a secured, revolving credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company that enables the Company to borrow up to $80.0 million, subject to borrowing base and loan-to-value limitations. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On August 1, 2007, the Company entered into an amendment to its credit agreement reducing the rate of interest on the credit facility by 0.375%, reducing the capitalization rate to 8.5% from 10.0% for purposes of determining the asset value of the collateral for the credit facility and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. The Company had borrowings of approximately $67.2 million and approximately $34.4 million at September 30, 2008 and December 31, 2007, respectively.

The facility matures during May 2011 and bears interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125%. On September 30, 2008, LIBOR was 3.926%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone in Raleigh, North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside and the property under renovation in Tampa, Florida, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At September 30, 2008, the four properties had a net carrying value of approximately $80.9 million. Under the terms of the credit facility, the Company must satisfy certain financial and non-financial covenants. As of September 30, 2008 and December 31, 2007, the Company was in compliance with all of the required covenants.

6. Mortgage Debt

Upon its formation, the Company assumed existing mortgage debt with MONY that was in place on two of the initial properties.

On June 30, 2008, the Company closed a $9.0 million refinancing of the mortgage on the property in Hampton, Virginia. Approximately $5.5 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. The remaining portion of the proceeds totaling approximately $3.5 million has funded and will continue to fund a product improvement plan for the hotel in connection with its Crowne Plaza licensing. The new mortgage matures June 30, 2011 and may be extended for one 12-month period. Monthly payments of interest at a rate of LIBOR plus 2.75% during the construction period and LIBOR plus 2.50% thereafter are required under the loan. The outstanding balance due on the loan as of September 30, 2008 was approximately $7.0 million.

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds were paid to the Company. The remaining $11.0 million of the proceeds has funded and will continue to fund a product improvement plan for the hotel in connection with the Hilton relicensing. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06%, with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule. The outstanding balance due on the loan as of September 30, 2008 and December 31, 2007 was $23.0 million and $14.0 million, respectively.

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, was used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of 6.21% with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule. The outstanding balance due on the loan as of September 30, 2008 and December 31, 2007 was $23.0 million.

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

Total mortgage debt maturities as of September 30, 2008 for the following twelve-month periods were as follows ($000s):

September 30, 2009	$162
September 30, 2010	18,473
September 30, 2011	9,843
September 30, 2012	896
September 30, 2013	953
Thereafter	42,673

Total future maturities	$73,000
Less: Funds remaining to be drawn on the Crowne Plaza Hampton Marina mortgage	(2,033)

Mortgage loan balance, September 30, 2008	$70,967

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months and nine months ended September 30, 2008 for this operating lease was $18,835 and $47,425, respectively, and $10,795 and $32,385 for the three months and nine months ended September 30, 2007, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and nine months ended September 30, 2008 was $23,871 and $71,612, respectively, and $23,871 and $71,612 for the three months and nine months ended September 30, 2007, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense was $42,034 and $126,103 for the three months and nine months ended September 30, 2008, respectively, and $49,289 and $147,853 for the three months and nine months ended September 30, 2007, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense for the three months and nine months ended September 30, 2008 was $1,240 and $3,720, respectively, and $1,160 and $3,480 for the three months and nine months ended September 30, 2007, respectively.

The Company leases 1,890 square feet of commercial office space in Williamsburg, Virginia under a two-year agreement that expired August 31, 2008 and which has been renewed for an additional year. Rent expense for the three months and nine months ended September 30, 2008 was $10,814 and $32,228, respectively, and $10,499 and $31,289 for the three months and nine months ended September 30, 2007, respectively.

The Company has agreed to lease a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend its lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Rent expense for the three months and nine months ended September 30, 2008 was $8,400 and $14,000, respectively.

Management Agreement – Each of the operating hotels that the Company owned at September 30, 2008 operates under a ten-year master management agreement with MHI Hotels Services, which expires between December 2014 and April 2018 (see Note 9).

Franchise Agreements – As of September 30, 2008, the Company’s hotels, except for the property under development, operate under franchise licenses from national hotel companies. A franchise license has been obtained for the Crowne Plaza Tampa Westshore, expected to re-open in the first quarter 2009. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

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

Pursuant to the terms of the mortgage on the Crowne Plaza Hampton Marina, the Company was required to contribute $275,000 to an operating reserve. Upon meeting certain debt service coverage requirements, the reserve will be liquidated. In addition, the Company must establish a property improvement fund in January 2010 into which it will be required to make monthly contributions equal to 4.0% of gross revenues.

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

In January 2007, the Company issued 13,500 shares of restricted stock to certain executives and independent directors. In March 2007, two holders of units in the Operating Partnership redeemed 120,000 units for an equivalent number of shares of the Company’s common stock. In April 2007, the Company issued 1,500 shares of restricted stock to a new independent director. In August 2007, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock. On January 1, 2008 and January 14, 2008, the Company issued 10,000 non-restricted shares and 14,000 restricted shares, respectively to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. On February 6, 2008, the Company issued 18,613 shares of restricted stock to certain executives and independent directors. As of September 30, 2008 and December 31, 2007, the Company had 6,939,613 and 6,897,000 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2008, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of September 30, 2008, the total number of Operating Partnership units outstanding was 3,737,607 with a fair market value of $19.6 million based on the price per share of our common stock on that date.

9. Related Party Transactions

The following is a summary of the transactions between the Company and MHI Hotels Services (a company that is majority-owned and controlled by the Company’s CEO, its CFO and two members of its Board of Directors):

Accounts Receivable – At September 30, 2008 and December 31, 2007, the Company was due $32,494 and $11,814, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for the three months and nine months ended September 30, 2008 was $160,000 and $480,000, respectively, and $160,000 and $480,000 for the three months and nine months ended September 30, 2007, respectively.

Sublease of Office Space – The Company subleases office space in Greenbelt, Maryland from MHI Hotels Services. Rent expense was $9,510 and $28,530 for the three months and nine months ended September 30, 2008, respectively, and $9,510 and $28,530 for the three months and nine months ended September 30, 2007, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the operating hotels that the Company owned at September 30, 2008 is managed by MHI Hotels Services under a master management agreement. The master management agreement expires between December 2014 and April 2018. MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed to substitute the Sheraton Louisville Riverside for the Williamsburg property under the master management agreement.

The base management fee for the initial portfolio of six hotels, which now includes the Sheraton Louisville Riverside, was 2.0% in 2005, rising to 2.5% in 2006 and 3.0% thereafter of total gross revenues from the hotels. The base management fee for the Crowne Plaza Jacksonville Hotel was 2.0% through 2006, rising to 2.5% in 2007 and 3.0% thereafter. The base management fee for the Crowne Plaza Hampton Marina is 2.0% through 2009, 2.5% in 2010 and 3.0% thereafter. The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenue of all the hotels included in the incentive fee calculation.

Management fees paid by the Company to MHI Hotels Services were $518,768 and $1,558,220 for the three months and nine months ended September 30, 2008 and $482,605 and $1,530,362 for the three months and nine months ended September 30, 2007, respectively. In addition, no estimated incentive management fees were accrued for the three months and nine months ended September 30, 2008, and $40,283 and $131,003 were accrued for the three months and nine months ended September 30, 2007, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $429,241 and $1,291,715 for the three months and nine months ended September 30, 2008, respectively, and $380,276 and $1,217,286 for the three months and nine months ended September 30, 2007, respectively.

Construction Management Services – The Company engaged MHI Hotels Services to manage the renovations of the Crowne Plaza Jacksonville, the Hilton Wilmington Riverside and the Sheraton Louisville Riverside. Construction management fees were $0 for the three months and nine months ended September 30, 2008 and $50,000 and $500,000 for the three months and nine months ended September 30, 2007, respectively.

Charter Vessel Rental – The Company leased the “Jacksonville Princess”, a charter vessel docked adjacent to the Crowne Plaza Jacksonville from MHI Hotels, Inc., an affiliate of MHI Hotels Services on an event-by-event basis for guests of the hotel. There were no charter rentals for the three months and nine months ended September 30, 2008. Charter rentals for the three months and nine months ended September 30, 2007 were $0 and $66,145, respectively. Beginning June 1, 2007, the Company no longer charters the “Jacksonville Princess” from MHI Hotels, Inc., but sold catering service to MHI Hotels, Inc. for events on the charter vessel. For the three months and nine months ended September 30, 2008, as well as for the three months and nine months ended September 30, 2007, total sales of catering services to MHI Hotels, Inc. were $0.

10. Retirement Plan

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan for the three months and nine months ended September 30, 2008 were $8,894 and $38,275, respectively, and $14,826 and $32,275 for the three months and nine months ended September 30, 2007, respectively.

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

September 30, 2008
(unaudited)
ASSETS
Investment in hotel properties, net	$74,814,648
Cash and cash equivalents	1,674,717
Restricted cash	1,021,416
Accounts receivable	363,555
Prepaid expenses, inventory and other assets	1,511,383

TOTAL ASSETS	$79,385,719

LIABILITIES
Mortgage loans	$35,600,000
Accounts payable and other accrued liabilities	1,334,231
Advance deposits	209,436

TOTAL LIABILITIES	37,143,667
TOTAL MEMBERS’ EQUITY	42,242,052

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$79,385,719

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(unaudited)	(unaudited)
Revenue
Rooms department	$1,785,268	$7,750,367
Food and beverage department	355,284	1,329,580
Other operating departments	205,030	951,951

Total revenue	2,345,582	10,031,898
Expenses
Hotel operating expenses
Rooms department	520,954	1,758,986
Food and beverage department	452,405	1,408,165
Other operating departments	135,626	386,990
Indirect	1,631,583	4,774,261

Total hotel operating expenses	2,740,568	8,328,402
Depreciation and amortization	545,726	1,636,544
General and administrative	1,118	68,949

Total operating expenses	3,287,412	10,033,895

Operating (loss)	(941,830)	(1,997)
Gain on extinguishments of debt	—	3,000,000
Interest expense	(395,792)	(1,971,732)
Interest income	4,875	20,219

Net income (loss)	$(1,332,747)	$1,046,490

12. Income Taxes

The components of the income tax provision (benefit) for the three months and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	10	31	153	57

	10	31	153	57

Deferred:
Federal	(514)	(272)	(976)	27
State	(99)	(53)	(187)	25

	(613)	(325)	(1,163)	52

	$(603)	$(294)	$(1,010)	$109

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$(479)	$114	$(167)	$1,337
Effect of non-taxable REIT income	(35)	(386)	(809)	(1,310)
State income tax expense	(89)	(22)	(34)	82

	$(603)	$(294)	$(1,010)	$109

As of September 30, 2008, the Company had a net deferred tax asset of approximately $2.5 million; primarily due to current and past years’ net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(523,773)	$409,119	$337.639	$2,454,428
Basic:
Weighted average number of common shares outstanding	6,939,613	6,864,935	6,936,435	6,825,786
Net income (loss) per share - basic	$(0.08)	$0.06	$0.05	$0.36
Diluted:
Dilutive awards	36,000	60,000	36,000	60,000
Diluted weighted average number common shares outstanding	6,975,613	6,924,935	6,973,100	6,885,786
Net income (loss) per share - diluted	$(0.08)	$0.06	$0.05	$0.36

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

14. Subsequent Events

On October 10, 2008, the Company paid the dividend for the second quarter of 2008 that was authorized on July 14, 2008 to those stockholders of the Company and unitholders of MHI Hospitality, L.P. of record on September 15, 2008. The dividend was $0.17 per share (unit).

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

Our hotel portfolio currently consists of nine full-service, upper-upscale and mid-scale hotels with 2,113 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. We also own a 25% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group and we have a leasehold interest in a resort condominium facility in Wrightsville Beach, North Carolina.

As of September 30, 2008, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Operating properties
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Sheraton Louisville Riverside	181	Jeffersonville, IN	September 20, 2006
Hampton Marina Hotel (1)	172	Hampton, VA	April 24, 2008
Properties under development
Crowne Plaza Tampa Westshore (2)	225	Tampa, FL	October 29, 2007

Total	2,113

(1)	On October 7, 2008, the Company completed the hotel’s conversion to the Crowne Plaza Hampton Marina.
(2)	The property formerly operated as the Tampa Clarion Hotel in Tampa, Florida is undergoing extensive renovations and is expected to re-open as the Crowne Plaza Tampa Westshore in the first quarter of 2009.

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership, and we own an approximate 65.0% interest in our operating partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

To qualify as a REIT, we cannot operate hotels. Therefore, our operating partnership leases our hotel properties to MHI Hospitality TRS, LLC, our TRS Lessee, which then engages a hotel management company to operate the hotels under a management contract. Our TRS Lessee has engaged MHI Hotels Services, LLC to manage our hotels. Our TRS Lessee, and its parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

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

On August 8, 2007, the joint venture completed the acquisition of the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million, with Carlyle retaining a 75% equity position. A portion of the purchase was financed with a two-year $57.6 million non-recourse loan from Société Générale with two one-year extensions and which bore a rate of LIBOR plus 1.94%. On June 13, 2008, the joint venture purchased a $22.0 million junior participation in the mortgage loan and amended the promissory notes so that the first $35.6 million bears a rate of LIBOR plus 0.98%. The hotel is managed by MHI Hotels Services. We will also receive an asset management fee of 1.5% of gross revenues of the hotel in addition to our share of the operating profits and proceeds of sale pursuant to the joint venture agreement.

On October 29, 2007, we purchased a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel for the aggregate purchase price of $13.5 million. We are in the process of making extensive renovations to the hotel, including a reconfiguration of guest rooms and suites. Such renovations are consistent with our repositioning strategy, and upon re-opening, the hotel will be re-branded as a Crowne Plaza with 225 rooms and suites. Renovation costs are estimated at $23.0 million. The cost to acquire and renovate the hotel has been and will continue to be funded by additional borrowings on the credit facility.

On April 24, 2008, we completed the purchase of the 172-room Hampton Marina Hotel in Hampton, Virginia for approximately $7.8 million, including transfer costs. To facilitate the purchase, we assumed $5.75 million of existing indebtedness, which bore a rate of 6.50% and was set to mature on July 1, 2016. The remainder of the purchase price as well as closing costs was funded with borrowings on our credit facility. On June 30, 2008, we refinanced the indebtedness drawing approximately $5.5 million on a three-year $9.0 million mortgage loan from TowneBank with one 12-month extension. The loan requires monthly payments of interest and bears a rate of LIBOR plus 2.75% during the renovation period and LIBOR plus 2.50% thereafter. The remainder of the proceeds, totaling approximately $3.5 million, has funded and will continue to fund a product improvement plan (or “PIP”) for the hotel in connection with its Crowne Plaza licensing. On October 7, 2008, the Company completed the hotel’s conversion to the Crowne Plaza Hampton Marina.

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

Results of Operations

The following table illustrates the actual key operating metrics for the three months and nine months ended September 30, 2008 and 2007 for the properties we owned during each respective reporting period as well as comparable metrics for properties that we owned and have operated throughout the respective periods.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Actual Portfolio Metrics
Occupancy %	59.6%	69.3%	64.1%	71.9%
ADR	$116.43	$119.24	$120.13	$119.04
RevPAR	$69.33	$82.62	$77.06	$85.61
Comparable Portfolio Metrics (1)
Occupancy %	65.4%	69.3%	68.0%	71.9%
ADR	$116.10	$119.24	$120.25	$119.04
RevPAR	$75.96	$82.62	$81.77	$85.61

(1)	The hotels included in the comparable portfolio metrics are those that were owned and operated both during 2007 and the nine months ended September 30, 2008. They do not include results for the Sheraton Louisville Riverside which re-opened May 1, 2008, the property in Hampton, Virginia which was acquired on April 24, 2008, the Crowne Plaza Hollywood Beach Resort in which we have a 25.0% indirect non-controlling interest or the property in Tampa, Florida which is undergoing renovations and is expected to re-open in the first quarter of 2009 as the Crowne Plaza Tampa Westshore.

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Revenue. Total revenue for the three months ended September 30, 2008 was approximately $17.2 million, an increase of approximately $0.5 million or 2.7% from total revenue of approximately $16.7 million for the three months ended September 30, 2007. The entire increase was attributable to operations at the Sheraton Louisville Riverside, which re-opened May 1, 2008 and the property in Hampton, Virginia, which was acquired April 24, 2008. We expect these properties to contribute significantly to growth in room revenue over the next year as the Sheraton Louisville Riverside and the re-branded and renovated Crowne Plaza Hampton Marina become established in their markets. While we expect to see overall increases in revenue due to contributions from newly-opened and newly-renovated properties, we expect revenues from the remainder of our hotel portfolio to be negatively impacted by the weaker economy, higher travel costs and decreased consumer spending.

For the three months ended September 30, 2007, the six properties which we owned throughout 2007 and the nine months ended September 30, 2008 experienced an 8.1 % decrease in room revenue through a combination of a 2.6% decrease in ADR and a 5.6% decrease in occupancy. The most significant contribution to the decrease in room revenue was the renovation in progress at our Savannah, Georgia hotel, which impacted occupancy during the quarter. We expect improvements in room revenue at this property beginning in the fourth quarter of 2008 and continuing into 2009. We expect that renovation in Savannah will be fully complete in the first quarter of 2009. We also experienced declines in revenue at our Philadelphia and Jacksonville properties. Those travel markets have been harder hit by the weakening economy than other markets in which we operate.

Food and beverage revenues decreased approximately $0.1 million to approximately $4.0 million for the three months ended September 30, 2008 compared to food and beverage revenues of approximately $4.1 million for the three months ended September 30, 2007. Contributions to food and beverage revenues from the Sheraton Louisville Riverside and the property in Hampton, Virginia were offset by decreases at the Hilton Savannah DeSoto, which is undergoing renovation, as well as the Hilton Wilmington Riverside. The Hilton Wilmington Riverside closed its restaurant in 2007 and entered into a lease with a franchisee of Ruth’s Chris restaurants. Revenues from the lease are reflected in other operating revenues.

Revenue from other operating departments for the three months ended September 30, 2008 increased approximately $0.2 million or 16.9% to approximately $1.1 million compared to other operating revenue of approximately $0.9 million for the three months ended September 30, 2007. Lease revenue from new restaurant tenants at the Hilton Wilmington Riverside and the Sheraton Louisville Riverside as well as the asset management fee we received from the joint venture that owns the Crowne Plaza Hollywood Beach Resort constituted most of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $13.9 million, an increase of approximately $1.3 million or 10.5% for the three months ended September 30, 2008 compared to approximately $12.6 million for the three months ended September 30, 2007. If not for the re-opening of the Sheraton Louisville Riverside and the acquisition of the property in Hampton, Virginia, hotel operating expenses would have decreased approximately $0.5 million. While we expect the overall level of hotel operating expenses to increase as the newly-opened Sheraton Louisville Riverside and the re-branded Crowne Plaza Hampton Marina become established in their markets, we expect that such increases will be tempered by cost-cutting initiatives at our other properties in response to weaker consumer demand due to higher travel costs and the weaker economy.

Rooms expense for the three months ended September 30, 2008 increased to approximately $3.5 million, an increase of approximately $0.4 million or 14.2% for the three months ended September 30, 2008 compared to approximately $3.0 million for the three months ended September 30, 2007. Rooms expense from the Sheraton Louisville Riverside and the property in Hampton, Virginia accounted for the entire increase.

Food and beverage expenses for the three months ended September 30, 2008 increased approximately $0.1 million to approximately $3.2 million compared to food and beverage expenses of approximately $3.1 million for the three months ended September 30, 2007. Lower food and beverage margins were severely impacted at the Hilton Savannah DeSoto by the decline in banqueting sales during renovation of the public spaces, as well as the write-off of food inventories due to spoilage following two citywide electric outages in Savannah, Georgia this summer.

Indirect expenses at our properties for the three months ended September 30, 2008 increased approximately $0.8 million or 12.0% to approximately $7.0 million compared to indirect expenses of approximately $6.2 million for the three months ended September 30, 2007. Indirect expenses related to the Sheraton Louisville Riverside and the property in Hampton, Virginia account for the increase in indirect expenses and were tempered by cost-cutting initiatives at our remaining properties.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2008 increased approximately $0.6 million or 46.4% to approximately $1.8 million compared to depreciation and amortization expense of approximately $1.2 million for the three months ended September 30, 2007. The increase in depreciation and amortization was attributable to the renovations placed in service at the Hilton Wilmington Riverside and the Sheraton Louisville Riverside, as well as the acquisition of the property in Hampton, Virginia.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2008 remained constant at approximately $0.6 million compared to corporate general and administrative expense for the three months ended September 30, 2007.

Interest Expense. Interest expense for the three months ended September 30, 2008 increased approximately $0.9 million or 84.6% to approximately $1.9 million compared to interest expense for the three months ended September 30, 2007, primarily due to higher levels of borrowings on the credit facility and higher levels of mortgage debt. The increased interest expense relates to borrowing used to fund the purchase of the property in Hampton, Virginia as well as renovations at the Hilton Wilmington Riverside, the Sheraton Louisville Riverside, the Hilton Savannah DeSoto and the property in Hampton, Virginia.

Impairment of Note Receivable. Impairment of note receivable represents a $0.1 million valuation allowance against the $0.4 million promissory note we received upon the sale of the Holiday Inn Downtown Williamsburg in August 2006. In August 2008, the property was sold at auction for less than the total mortgage indebtedness on the property. We are pursuing the collection of the note, which was guaranteed by individuals affiliated with the debtor. A charge for impairment is being taken in anticipation that a negotiated settlement for less than the full value of the note is more likely to occur than collection of the full face value of the note.

Equity in Joint Venture. Equity in joint venture for the three months ended September 30, 2008 represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the three months ended September 30, 2008, the hotel reported occupancy of 54.9%, ADR of $113.71 and RevPAR of $62.40.

Income Taxes. The income tax benefit for the three months ended September 30, 2008 increased approximately $0.3 million or 105.3% to approximately $0.6 million. The income tax benefit is primarily derived from the operations of our TRS lessee. The net operating loss of our TRS lessee for the three months ended September 30, 2008 was greater than the net operating loss for the three months ended September 30, 2007.

Net Income (Loss). The net operating results for the Company for the three months ended September 30, 2008 decreased to a loss of approximately $0.5 million from net income of approximately $0.4 million for the three months ended September 30, 2007 as a result of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Revenue. Total revenue for the nine months ended September 30, 2008 was approximately $53.2 million, an increase of approximately $0.1 million or 0.3% from the nine months ended September 30, 2007. If not for revenue from the Sheraton Louisville Riverside, which re-opened May 1, 2008, and the property in Hampton, Virginia, which was acquired April 24, 2008, total revenue would have decreased approximately $3.1 million.

The six properties which we owned throughout 2007 and the nine months ended September 30, 2008 experienced a 4.2% decrease in room revenue despite a 1.0% increase in ADR, which was offset by a 5.4% decrease in occupancy. Most of the decrease in room revenue is attributable to renovations in progress at our Wilmington, North Carolina and Savannah, Georgia properties, which impacted occupancy during the quarter. We have seen improvements in room revenue following the completion of renovations at the Hilton Wilmington Riverside and expect similar improvements in room revenue at the Hilton Savannah DeSoto beginning in the fourth quarter of 2008 continuing into 2009. We expect that the renovation of the Hilton Savannah DeSoto will be fully completed in the first quarter of 2009. While we expect to see overall increases in revenue due to contributions from newly-opened and newly-renovated properties, we expect revenues from the remainder of our hotel portfolio to be negatively impacted by the weaker economy, higher travel costs and decreased consumer spending.

The largest decrease in revenue was from food and beverage revenues, which, for the nine months ended September 30, 2008 declined to approximately $13.3 million, a decrease of approximately $1.0 million or 6.9% compared to food and beverage revenues of approximately $14.3 million for the nine months ended September 30, 2007. While earlier in the year, room sales from group business has remained strong at properties not undergoing renovation, there had been less demand for banqueting services resulting in a decrease in food and beverage revenue. As the economy weakened into the third quarter of 2008, demand for banqueting services continued to decline. Additionally, we realized lower food and beverage revenue at the Hilton Wilmington Riverside, which closed one of its restaurants in 2007 in order to renovate it for use by a franchisee of Ruth’s Chris restaurants beginning in June 2008. Revenues from the new lease are reflected in other operating revenues.

Revenue from other operating departments for the nine months ended September 30, 2008 increased approximately $0.4 million or 13.1% to approximately $3.2 million compared to other operating revenue of approximately $2.8 million for the nine months ended September 30, 2007. Lease revenue from new restaurant tenants at the Hilton Wilmington Riverside and the Sheraton Louisville Riverside as well as the asset management fee we received from the joint venture that owns the Crowne Plaza Hollywood Beach Resort constituted a significant portion of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $41.7 million, an increase of approximately $2.4 million or 6.1% for the nine months ended September 30, 2008 compared to approximately $39.3 million for the nine months ended September 30, 2007. If not for the re-opening of the Sheraton Louisville Riverside and the acquisition of the property in Hampton, Virginia, hotel operating expenses would have decreased approximately $1.2 million.

Rooms expense for the nine months ended September 30, 2008 increased to approximately $10.2 million, an increase of approximately $0.9 million or 9.2% for the nine months ended September 30, 2008 compared to approximately $9.3 million for the nine months ended September 30, 2007. Rooms expense from the Sheraton Louisville Riverside and the property in Hampton, Virginia, as well as additional charges for three months of outside laundry services at our Philadelphia property necessitated by the breakdown of laundry equipment in mid-January 2008, contributed to the increase in rooms expense.

Food and beverage expenses for the nine months ended September 30, 2008 decreased approximately $0.1 million or 1.5% to approximately $10.0 million compared to food and beverage expenses of approximately $10.1 million for the nine months ended September 30, 2007. A significant decrease in sales of food and beverage through lower orders of banqueting services at our hotels was partially offset by higher food costs in the first quarter as well as the write-off of food inventories due to spoilage following two citywide electric outages at the Hilton Savannah DeSoto this summer.

Indirect expenses at our properties for the nine months ended September 30, 2008 increased approximately $1.7 million or 8.8% to approximately $20.9 million compared to indirect expenses of approximately $19.2 million for the nine months ended September 30, 2007. Indirect expenses related to the Sheraton Louisville Riverside and the property in Hampton, Virginia, including approximately $0.3 million of start-up costs at the Sheraton Louisville Riverside, account for the increase in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2008 increased approximately $1.1 million or 29.9% to approximately $4.8 million compared to depreciation and amortization expense of approximately $3.7 million for the nine months ended September 30, 2007. The increase in depreciation and amortization was attributable to the renovations placed in service at the Hilton Wilmington Riverside and the Sheraton Louisville Riverside as well as the acquisition of the property in Hampton, Virginia.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2008 decreased approximately $0.1 million or 1.9% to approximately $2.3 million compared to corporate general and administrative expense of approximately $2.4 million for the nine months ended September 30, 2007. One-time costs incurred in the prior period associated with structuring the program and operating agreements that allow us to jointly acquire, develop and operate hotels assets and hotel portfolios with Carlyle contributed to the decrease.

Interest Expense. Interest expense for the nine months ended September 30, 2008 increased approximately $1.7 million or 54.3% to approximately $4.8 million compared to interest expense of approximately $3.1 million for the nine months ended September 30, 2007, primarily due to increased borrowings on the credit facility used to fund the renovations at the Hilton Wilmington Riverside. Additionally, we are realizing interest expense on the borrowings associated with the Sheraton Louisville Riverside subsequent to its re-opening and completion of its renovations as well as borrowings associated with the purchase of the property in Hampton, Virginia. Lastly, we incurred an interest penalty of approximately $0.1 million associated with pre-payment of the indebtedness on that hotel when it was refinanced with a new $9.0 million mortgage from TowneBank.

Impairment of Note Receivable. Impairment of note receivable represents a $0.3 million valuation allowance against the $0.4 million promissory note we received upon sale of the Holiday Inn Downtown Williamsburg in August 2006. In August 2008, the property was sold at auction for less than the total mortgage indebtedness on the property. We are pursuing the collection of the note, which was guaranteed by individuals affiliated with the debtor. A charge for impairment is being taken in anticipation that a negotiated settlement for less than the full value of the note is more likely to occur than collection of the full face value of the note.

Equity in Joint Venture. Equity in joint venture for the nine months ended September 30, 2008 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. During the nine months ended September 30, 2008, the joint venture was able to restructure the mortgage on the property by purchasing a $22.0 million junior participation at a price of $19.0 million resulting in a $3.0 million gain on extinguishment of debt to the joint venture. For the nine months ended September 30, 2008, the hotel reported occupancy of 59.0%, ADR of $154.22 and RevPAR of $90.95.

Income Taxes. The effect of income taxes swung from an income tax provision of approximately $0.1 million for the nine months ended September 30, 2007 to an income tax benefit of approximately $1.0 million for the nine months ended September 30, 2008. The income tax benefit or provision is primarily derived from the operations of our TRS lessee. Our TRS lessee experienced a taxable loss for the nine months ended September 30, 2008 in contrast to generating taxable income for the nine months ended September 30, 2007.

Net Income. The net income for the nine months ended September 30, 2008 decreased approximately $2.1 million or 86.2% to approximately $0.3 million from net income of approximately $2.4 million for the nine months ended September 30, 2007 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months and nine months ended September 30, 2008 and 2007 (unaudited):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net income (loss)	$(523,773)	$409,119	$337,639	$2,454,428
Add minority interest	(282,336)	219,056	181,933	1,369,267
Add depreciation and amortization	1,797,075	1,227,443	4,777,680	3,677,762
Add equity in depreciation of joint venture	136,432	13,893	409,244	13,893
Add/(Subtract) loss/(gain) on disposal of assets	(2,010)	(4,863)	114,962	9,404

FFO	$1,125,388	$1,864,648	$5,821,458	$7,524,754

Weighted average shares outstanding	6,939,613	6,864,935	6,936,435	6,825,786
Weighted average units outstanding	3,737,607	3,769,672	3,737,607	3,807,936

Weighted average shares and units	10,677,220	10,634,607	10,674,042	10,633,722

FFO per share and unit	$0.11	$0.18	$0.55	$0.71

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the nine months ended September 30, 2008 was approximately $2.5 million. We currently expect that the net cash provided by operations will be adequate to fund our continuing operations, debt service and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains. We paid dividends of $0.17 per share (unit) on April 11, 2008, July 11, 2008 and October 11, 2008, which we funded out of working capital.

Investing Activities. Approximately $29.8 million was spent during the nine months ended September 30, 2008 on renovations and capital improvements. Approximately $12.4 million was spent on renovations at the Wilmington Hilton Riverside and the Sheraton Louisville Riverside in order to bring those projects to completion. Approximately $15.8 million was spent on renovations at the Savannah Hilton DeSoto, the property in Tampa, Florida as well as the property in Hampton, Virginia, all of which progressed during the period.

During the nine months ended September 30, 2008 we spent approximately $2.1 million to acquire the property in Hampton, Virginia and assumed the existing indebtedness on the hotel. We also contributed approximately $4.8 million to our joint venture with Carlyle to acquire a 25.0% indirect interest in a $22.0 million junior participation in the mortgage on the Crowne Plaza Hollywood Beach Resort.

Financing Activities. During the nine months ended September 30, 2008, we borrowed $32.8 million on our credit facility, $9.0 million on the mortgage on the Savannah Hilton DeSoto and approximately $1.4 million on the mortgage on the property in Hampton, Virginia in order to fund the investing activities discussed above as well as provide working capital. On June 30, 2008, we refinanced the existing indebtedness on the property in Hampton, Virginia.

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

In July 2007, the franchise license for the Hilton Savannah DeSoto Hotel was renewed and extended to July 2018. To comply with the re-licensing agreement, we must complete a PIP, which we expect to be completed during the first quarter of 2009 and total approximately $11.0 million. Approximately $7.3 million had been expended as of September 30, 2008. The renovations will be funded by additional borrowings on our credit facility.

On October 29, 2007, we purchased the property formerly known as the Tampa Clarion Hotel in Tampa, Florida with the intention of renovating and re-branding the hotel. On October 31, 2007, we obtained a 10-year franchise agreement with InterContinental Hotels Group to brand the property as a Crowne Plaza hotel. Renovation costs are estimated at approximately $23.0 million, of which approximately $8.0 million had been expended as of September 30, 2008. The renovations will be funded by additional borrowings on our credit facility.

On April 24, 2008, we purchased the Hampton Marina Hotel in Hampton, Virginia for approximately $7.8 million, including transfer costs. On February 27, 2008, we obtained a 10-year franchise agreement with InterContinental Hotels Group to brand the property as the Crowne Plaza Hampton Marina. In conjunction with the license agreement, we are required to complete a PIP. Renovation costs are estimated at approximately $4.5 million, of which approximately $3.4 million had been expended as of September 30, 2008. Renovations will be funded by additional draws of approximately $2.0 million on the mortgage that was refinanced in June 2008 and by additional borrowings on our credit facility.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of approximately $9.0 million, of which approximately $2.1 million was in restricted reserve accounts and approximately $0.4 million was in real estate tax escrows. As of September 30, 2008, our revolving credit facility, which was amended on April 15, 2008 so that we may borrow up to $80.0 million, had an outstanding balance of approximately $67.2 million. We expect that the cash flow from our hotels will be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment as well as debt service.

We estimate that to complete the capital projects to which we are committed, we will require capital of approximately $20.8 million. More than half of that amount will be required before the end of the year with no more than $8.0 million required in the first quarter of 2009. We expect that approximately $2.0 million will be obtained through additional draws on the mortgage on the Crowne Plaza Hampton Marina. In addition, we have approximately $1.8 million in the restricted reserves accounts for the Hilton Wilmington Riverside and the Hilton Savannah DeSoto, which are available to us. Lastly, we have an agreement with Carlyle, our joint venture partner, that should the $22.0 million junior participation in the mortgage on the Crowne Plaza Hollywood Beach Resort not be re-sold before the end of fiscal year 2008, we may borrow an amount equal to our pro-rata share of the capital contribution required to fund the purchase of the $22.0 million junior participation, or approximately $4.8 million, from them at LIBOR plus 3.50%. We believe that the additional borrowing capacity on our credit facility as well as the other capital resources described above provide us sufficient capital to accommodate our needs for committed capital projects as well as working capital.

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

The current crisis in the financial markets has resulted in a very difficult borrowing environment. Although we have no significant debt maturing in 2009, we have significant debt coming due in 2010 and 2011. While we are unable to predict what conditions will exist in the borrowing environment at that time, we believe that the value of the collateral assets will be sufficient to support refinancing of the current loan amounts if credit market conditions return to historic levels. In the absence of available credit on acceptable terms, we may be required to dispose of assets, raise equity capital or pursue other financing alternatives.

Beyond the funding of future acquisitions and development activity and refinancing of existing indebtedness, our medium and long-term liquidity needs will generally include the retirement of mortgage debt, retirement of amounts outstanding under our secured credit facility and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

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

Dividend Policy

Generally, we intend to continue to distribute to our stockholders each year on a regular quarterly basis sufficient amounts of our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Internal Revenue Code of 1986, as amended (the “Code”). In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction, plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•	any excess non-cash income.

We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The following table sets forth the dividends paid to common stockholders since January 1, 2008:

Payment Date	Record Date	Dividend Per Share
January 11, 2008	December 14, 2007	$0.17
April 11, 2008	March 14, 2008	$0.17
July 11, 2008	June 16, 2008	$0.17
October 10, 2008	September 15, 2008	$0.17

In light of ongoing challenging economic conditions, we are evaluating the merits of reducing its future dividend payments in order to align the dividend payout with market conditions and to conserve cash. We expect to complete this evaluation and review with the Board of Directors later this year and do not expect to make a decision on the level of future dividends until that review is completed.

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

There were no charges for impairment recorded for the nine months ended September 30, 2008 or 2007.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2008. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors, which could have a material adverse effect on our operations and future prospects, include, but are not limited to:

•	National and local economic and business conditions, including the current economic downturn, that will affect occupancy rates at the Company’s hotels and the demand for hotel products and services;

•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs;

•	the availability and terms of financing and capital and the general volatility of the securities markets, specifically, the current credit crisis;

•	risks associated with the level of the Company’s indebtedness and its ability to meet covenants in its debt agreements;

•	management and performance of the Company’s hotels;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in the Company’s current and proposed market areas;

•	the Company’s ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations; and

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit facility required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of September 30, 2008, derivatives with a fair value of approximately $(1.1) million were included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of September 30, 2008, we had $64.0 million of fixed-rate debt and approximately $74.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina and the amount outstanding under our credit facility remain at approximately $74.2 million, the balance at September 30, 2008, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $442,000.

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

Item 4T.	Controls and Procedures

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

As of September 30, 2008, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have updated our risk factors as stated below to address the effect of the current credit crisis and current market conditions on our business.

We may not be able to obtain corporate financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.

In addition to capital available under our revolving credit facility, we anticipate that we may be required to seek additional capital in the future, including financing necessary to refinance or replace existing long-term debt or to fund capital expenditures. There can be no assurance that we will be able to obtain future financings, if needed, on acceptable terms, if at all. Currently, we have no significant debt maturing prior to July 2010.

If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may not be able to execute our business strategies. Moreover, the terms of any additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended.

Our liquidity, including access to capital markets and financing, could be constrained by limitations in the overall credit markets, our credit ratings and our ability to comply with financial covenants in our debt instruments.

Our ability to borrow under our existing financial arrangements depends on our compliance with covenants in the related agreements, and on our performance against covenants in our revolving credit facility that require compliance with certain financial ratios as of the end of each fiscal year. To the extent that we are unable to maintain compliance with these requirements or to perform against the financial ratio covenants, due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.

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

MHI HOSPITALITY CORPORATION

Date: November 13, 2008	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board

	By:	/s/ William J. Zaiser
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)