Form 10-K
period 2008-12-31
MHI Hospitality CORP
filed 2009-03-25
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code 757-229-5648

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $34,836,900 based on the closing price quoted on the NASDAQ® Stock Market.

As of March 20, 2009, there were 6,964,263 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

•

the availability and terms of financing and capital and the general volatility of the securities markets, specifically, the impact of the current credit crisis which has severely constrained the availability of debt financing;

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

PART I

Item 1. Business

Organization

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was formed in August 2004 to own and manage a portfolio of full-service upper up-scale, up-scale and mid-scale hotels located in primary and secondary markets in the Mid-Atlantic, Midwest and Southeastern United States. On December 21, 2004, we successfully completed our initial public offering and elected to be treated as a self-advised real estate investment trust (“REIT”) for federal income tax purposes. We conduct our business through MHI Hospitality, L.P., our operating partnership, of which we are the general partner. Our Company owns approximately 65.0% of the partnership units in our operating partnership. Limited partners (including our officers and certain of our directors) own the remaining operating partnership units.

As of March 20, 2009, our portfolio consists of nine full-service upper up-scale and mid-scale hotels with 2,113 rooms. These nine hotels operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. We own a 25.0% minority interest in a Crowne Plaza hotel through a joint venture as well as leasehold interests in the commercial spaces of the Shell Island Resort, a condominium resort property.

In order for us to qualify as a REIT, we cannot directly manage or operate our hotels. Therefore, we lease our hotel properties to MHI Hospitality TRS, LLC, our TRS Lessee, which in turn has engaged MHI Hotels Services, LLC (“MHI Hotels Services”), an eligible independent management company, to manage our hotels. Our TRS Lessee is a wholly owned subsidiary of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively, “MHI TRS”). MHI TRS is a taxable REIT subsidiary for federal income tax purposes.

Our corporate office is located at 4801 Courthouse Street, Suite 201, Williamsburg, Virginia 23188. Our telephone number is (757) 229-5648.

Our Properties

In connection with our initial public offering, the Company acquired six hotel properties for aggregate consideration of approximately $15.0 million in cash, 3,817,036 units of interest in our operating partnership and the assumption of approximately $50.8 million in debt. The six initial hotel properties, the Hilton Philadelphia Airport, the Holiday Inn Brownstone, the Holiday Inn Downtown Williamsburg, the Hilton Wilmington Riverside, the Hilton Savannah DeSoto and the Holiday Inn Laurel West (formerly the Best Western Maryland Inn), are located in Pennsylvania, Maryland, Georgia, Virginia and North Carolina. On July 22, 2005, we acquired our seventh hotel, the Crowne Plaza Jacksonville Riverfront (formerly, the Hilton Jacksonville Riverfront) located in Jacksonville, Florida, for $22.0 million.

During 2006, we sold the Holiday Inn Downtown Williamsburg for $4.75 million. We also purchased the Louisville Ramada Riverfront Inn located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs and, after extensive renovations, re-opened the property in May 2008 as the Sheraton Louisville Riverside.

During 2007, through our joint venture with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P., and The Carlyle Group (“Carlyle”), we acquired a 25.0% indirect, non-controlling interest in the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida for approximately $75.8 million including transfer costs. We also purchased a hotel formerly known as the Tampa Clarion Hotel in Tampa, Florida for approximately $13.8 million including transfer costs, which, after extensive renovations, re-opened in March 2009 as the Crowne Plaza Tampa Westshore.

During 2008, we acquired the Hampton Marina Hotel located in Hampton, Virginia for approximately $7.8 million, including transfer costs. In October 2008, the hotel was re-branded and renamed to the Crowne Plaza Hampton Marina.

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

Acquisition Strategy. The acquisition strategy for our portfolio focuses on the pursuit of opportunities that (i) are in identified geographic “growth” markets, (ii) represent full-service mid-scale to upper up-scale hotel properties, and (c) have significant barriers to entry for new product delivery. Our acquisition strategy is further detailed below:

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

In addition, we will seek to leverage our portfolio management expertise by investing in portfolios of hotel properties together with institutional investors with whom we would enter into a joint venture. We expect that our investment into any such venture will not exceed 25.0% of the equity of such entity. Such portfolios may or may not include properties that fit with our acquisition strategy. However, we believe the portfolio management fee that such an arrangement would generate together with returns from well-positioned and well-managed properties offers the prospect of additional value and superior, risk-adjusted returns for our stockholders.

In April 2007, we entered into a program agreement and related operating agreements with Carlyle that provide for the formation of entities to be jointly owned by us and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under these agreements, we will offer the joint venture the first right to acquire potential investment opportunities identified by us with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture through April 2010. Carlyle will fund up to 90.0% of the equity of an acquisition, and we will provide between 10.0% and 25.0%.

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

Joint Venture Program Agreement

On April 26, 2007, we entered into a program agreement and related operating agreements with Carlyle. The agreements provide for the formation of entities to be jointly owned by Carlyle and us, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, we will offer the joint venture the first right to acquire potential investment opportunities identified by the Company with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture through April 2010. Carlyle will fund up to 90% of the equity of an acquisition, and we will provide between 10% and 25%.

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

Management Agreements

Pursuant to the terms of two management agreements, we, through our TRS Lessee, have engaged MHI Hotels Services as the property manager for our existing hotel portfolio. Except as described below, we intend to offer MHI Hotels Services the opportunity to manage any future hotels that we lease to our TRS Lessee. In addition, the joint venture entity which leases the Crowne Plaza Hollywood Beach Resort has also entered into a management agreement with MHI Hotels Services on terms that vary from those described below. The following terms apply only to those hotels in our existing portfolio that are 100% owned by subsidiaries of our operating partnership.

Term

The management agreements with MHI Hotels Services have initial terms of 10 years for each of the initial hotels and terms of 10 years for each hotel we directly acquire subsequent to our initial public offering. The term of the management agreements with respect to each hotel may be renewed by MHI Hotels Services for two successive periods of five years each upon the mutual agreement of MHI Hotels Services and our TRS Lessee, subject to the satisfaction of certain performance tests, provided that at the time the option to renew is exercised, MHI Hotels Services is not then in default under the management agreements. If at the time of the exercise of any renewal period MHI Hotels Services is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS Lessee may terminate the management agreements. If MHI Hotels Services desires to exercise any option to renew, it must give our TRS Lessee written notice of its election to renew the management agreements no less than 90 days before the expiration of the then current term of the management agreements.

Any amendment, supplement or modification of the management agreements must be in writing signed by all parties and approved by a majority of our independent directors.

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

The base management fee for each of our initial hotels and for any subsequent hotels we directly acquire will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our hotels is as follows:

	2006	2007	2008	2009	2010	2011	2012
Crowne Plaza Hampton Marina	N/A	N/A	2.0%	2.0%	2.5%	3.0%	3.0%
Crowne Plaza Tampa Westshore(1)	N/A	N/A	N/A	2.0%	2.0%	2.5%	3.0%
Crowne Plaza Jacksonville Riverfront	2.0%	2.5%	3.0%	3.0%	3.0%	3.0%	3.0%
Holiday Inn Brownstone	2.5%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Holiday Inn Laurel West	2.5%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Holiday Inn Downtown Williamsburg	2.5%	N/A	N/A	N/A	N/A	N/A	N/A
Hilton Philadelphia Airport	2.5%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Savannah DeSoto	2.5%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Wilmington Riverside	2.5%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Sheraton Louisville Riverside(2)	2.5%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%

(1)	In January 2009, we entered a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore. The provisions of the new agreement related to base management fee are the same as those contained in the master management agreement. The provisions of the new agreement related to the incentive management fee are the same as those contained in the master management agreement except that it is calculated separately and not aggregated with the other properties covered by the master management agreement.
(2)	Pursuant to the master management agreement, the term for each of the initial properties, which included the Holiday Inn Downtown Williamsburg, was 10 years. The management company agreed to substitute the Sheraton Louisville Riverside for the Holiday Inn Downtown Williamsburg for remainder of the term of the agreement.

The base management fee for a future hotel first leased, other than on the first day of the fiscal year, will be 2.0% for the partial year such hotel is first leased and for the first full fiscal year such hotel is managed. There is no fee cap on the base management fee.

Subsequently Acquired Hotel Properties

First full calendar year and any partial calendar year	2.0%
Second calendar year	2.5%
Third calendar year and thereafter	3.0%

The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10% of the amount by which the gross operating profit of all our hotels, with the exception of the Tampa property, on an aggregate basis for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive fee may not exceed 0.25% of the aggregate gross revenue of all of the hotels included in the incentive fee calculation for the year in which the incentive fee is earned. The calculation of the incentive fee will not include results of hotels for the fiscal year in which they are initially leased, or for the fiscal year in which they are sold, and newly acquired or leased hotels will be included in the calculation beginning in the second full year such hotel is managed. The management agreement for the management of the Tampa property includes a similar provision for payment of an incentive management on a stand-alone basis.

Early Termination

The management agreements may be terminated with respect to one or more of the hotels earlier than the stated term, if certain events occur, including:

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

The management agreement for the Crowne Plaza Tampa Westshore may also be terminated for convenience with ninety days notice to MHI Hotels Services.

Termination Fees

In certain cases of early termination of a management agreement with respect to one or more of the hotels, we must pay MHI Hotels Services a termination fee, plus any amounts otherwise due to MHI Hotels Services pursuant to the terms of that management agreement. We will be obligated to pay termination fees in such circumstances provided that MHI Hotels Services is not then in default, subject to certain cure and grace periods.

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

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage;

•	marketing techniques including print media, billboards, and promotions standards; and

•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessee will be required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties:

	Franchise Fee(1)	Marketing/Reservation Fee(1)	Expiration Date
Crowne Plaza Hampton Marina	5.0%	3.5%	10/07/2018
Crowne Plaza Jacksonville Riverfront	5.0%	3.5%	04/01/2016
Crowne Plaza Tampa Westshore	5.0%	3.5%	03/06/2019
Hilton Philadelphia Airport	5.0%	3.5%	11/30/2014
Hilton Savannah DeSoto	5.0%	3.5%	07/31/2017
Hilton Wilmington Riverside	5.0%	3.5%	03/31/2018
Holiday Inn Brownstone	5.0%	2.5%	03/10/2011
Holiday Inn Laurel West	5.0%	2.5%	10/05/2016
Sheraton Louisville Riverside	5.0%	3.5%	04/25/2023

(1)	Percentage of room revenues payable to the franchisor.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. It is our current intention to adhere to these requirements and maintain our qualification for taxation as a REIT. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our net income that is distributed to stockholders. If we fail to qualify for taxation as a REIT in any taxable year, and no relief provision applies, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and we would be disqualified from re-electing treatment as a REIT until the fifth taxable year after the year in which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

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

Employees

As of March 20, 2009, we employed twelve persons, four of whom work at our corporate office in Williamsburg, Virginia, four of whom work in our offices in Greenbelt, Maryland, and four of whom are engaged in overseeing the completion of renovations at two of our properties. All persons employed in the day-to-day operations of the hotels are employees of MHI Hotels Services, the management company engaged by our TRS Lessee to operate such hotels.

Available Information

We maintain an Internet site, http://www.mhihospitality.com, which contains additional information concerning MHI Hospitality Corporation. We make available free of charge through our Internet site all our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements and other reports filed with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have also posted on this website our Code of Business Conduct and the charters of our Audit and Nominating, Corporate Governance and Compensation Committees of our board of directors. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

Item 1A. Risk Factors

The risks discussed herein can adversely affect our business, liquidity, operating results, and financial condition. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, and financial condition.

Risks Related to Our Debt and Financing and the Current Economic Crisis

The general economic slowdown has negatively affected the financial performance of our hotels, which is the primary factor in determining their fair market value. If the general economic slowdown continues and fails to turn around, we may have difficulty complying with the covenants in our credit agreement.

Our credit agreement limits the amount we may borrow under the agreement to the lesser of $80.0 million or 100% of the value of the collateral pool, as determined by the provisions of the agreement. Under the terms of our credit facility, we must satisfy certain financial and non-financial covenants. The financial covenants include tests of our overall leverage as well as tests of our level of overall profitability. The credit agreement prescribes the method for determining the values of our hotels for the purpose of computing the leverage tests. With certain exceptions, the value of the each hotel is directly related to its financial performance. In February 2009, we executed an amendment to the credit agreement that established new methodologies for valuing our existing properties under renovation and obtained a waiver of any potential defaults for 2008. As of December 31, 2008, after taking into account the provisions of the third amendment to the credit agreement, we were in compliance with all the required covenants.

Failure to maintain sufficient levels of financial performance at our hotel properties could cause us to fail any of the leverage or financial performance covenant tests. Failure to satisfy these covenants and conditions would create a potential default under this credit facility, in which case we could pursue an amendment to our credit agreement or waiver. There can be no assurance that the lenders would grant an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver may include additional fees, increased interest rates or other more stringent terms and conditions that are materially disadvantageous to us.

In the event of a default, our lender could require us to immediately repay all outstanding indebtedness under the credit facility. In order to repay the outstanding indebtedness, we would have to obtain financing from alternative debt sources, private or public offerings of debt securities, or the issuance of equity securities. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms. To the extent we cannot repay our outstanding debt, we risk losing some or all of these properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

The general economic slowdown has negatively affected the financial performance of our hotels, which is the primary factor in determining their fair market value. If the general economic slowdown continues and fails to turn around, we may have difficulty refinancing existing indebtedness when it matures.

The amount of indebtedness lenders are willing to finance is generally limited to a percentage of a property’s fair market value. Valuations of hotel properties can be derived from various approaches, but a critical factor in the valuation is the financial performance, or potential financial performance of the hotel. Should the current economic downturn continue to suppress our hotels’ financial performance, we may not be able to refinance the balances currently outstanding on our properties’ mortgage loans and may be required to repay a portion of the indebtedness upon refinance. If we do not have sufficient funds to repay that portion of the indebtedness, it may be necessary to raise capital through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses and potentially reducing cash flow from operating activities if the sale proceeds in excess of the amount required to satisfy the indebtedness could not be reinvested in equally profitable real property investments.

In addition to refinancing mortgage indebtedness on individual properties, we may be required to refinance our indebtedness under our credit facility, which matures in May 2011. Should the properties that comprise the collateral pool for the credit facility not achieve or maintain sufficient levels of financial performance, we may not be able to obtain adequate secured debt financing. Similar to the risk of refinancing mortgage indebtedness on individual properties, if we do not have sufficient funds to repay the indebtedness, we may have to raise additional capital, which may be subject to disadvantageous terms and higher rates of interest that would lower our cash flow; or we may have to dispose of hotel properties on disadvantageous terms.

Due to conditions beyond our control, we may not be able to obtain corporate financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to maintain our current operations and execute our business strategy.

In addition to capital available under our credit facility, we anticipate that we may be required to seek additional capital in the future, including financing necessary to refinance or replace existing long-term debt or to fund capital expenditures. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings, if needed, on acceptable terms, if at all. We have no significant debt maturing in 2009. In July 2010, our mortgage on the Crowne Plaza Jacksonville Riverfront matures, but may be extended to July 2011. In May 2011, our $80.0 million credit facility matures followed by the mortgage on the Crowne Plaza Hampton Marina in June 2011, which may be extended to June 2012.

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

We have incurred a significant amount of debt and have increased our overall leverage. While we have managed a significant debt level since our inception, we do not have extensive experience managing significant debt loads. If we are unable to manage our debt successfully, we may be required to liquidate our properties, we may jeopardize our tax status as a REIT and we may have significant restrictions on our ability to make distributions to our stockholders.

At December 31, 2008, we had total mortgage and secured indebtedness of approximately $145.4 million, which we estimate was between 55.0% and 60.0% of the fair market value of our assets, and which is slightly in excess of our targeted debt levels of 45.0% to 55.0% of total assets. We, and our subsidiaries, may be able to incur substantial additional debt, including secured debt, in the future. Incurring additional debt could subject us to many risks, including the risks that:

•	Our cash flow from operations will be insufficient to make required payments of principal and interest;

•	Our debt may increase our vulnerability to adverse conditions in local markets, the lodging industry or the general economy;

•

We may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, cash available for operations and capital expenditures, and cash available for future business opportunities or other purposes;

•	Our debt service obligations on floating rate debt will increase as interest rates rise;

•	The terms of any refinancing will not be as favorable as the terms of the debt being refinanced; and

•	The use of leverage could adversely affect our ability to make distributions to our stockholders and the market price of our common stock.

Our various debt agreements provide that we must satisfy certain financial and non-financial covenants. As of December 31, 2008, after taking into account the provision of the third amendment to our credit agreement, we were in compliance with all the required covenants. Maintaining continued compliance with our debt covenants is dependent on the operating performance of our hotels, which is directly affected by the current economic environment in which they operate. Failure to satisfy these covenants would create a default under one or more loan agreements and one or more lenders could require us to immediately repay all or a portion of our indebtedness before maturity.

If we do not have sufficient funds to make any required payments on our debt, it may be necessary to refinance this debt through additional debt financing, private or public offerings of debt securities or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce future cash flows from operating activities. We may place mortgages on our hotel properties to secure our credit facility or other debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those properties to foreclosure. Also, covenants applicable to our debt could impair our planned strategies and, if violated, resulting in a default on our debt obligations.

Our liquidity, including access to capital markets and financing, could be constrained by limitations in the overall credit markets, our credit worthiness, and our ability to comply with financial covenants in our debt instruments.

Our ability to borrow under new financial arrangements or additional amounts under our existing financial arrangements depends on our compliance with covenants in the related agreements, and on our performance against covenants in our revolving credit facility that require compliance with certain financial ratios as of the end of each fiscal quarter. Among other restrictions, our credit facility limits the amount of leverage we are allowed to undertake. To the extent that we are unable to maintain compliance with this and other requirements or to perform against the financial performance covenants, due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.

The scarcity of equity and debt capital has frozen the market for buying and selling hotels.

Currently, buyers of hotels are finding it extremely difficult to source capital for hotel acquisitions. Even if they are able to obtain debt, lenders are lending lesser amounts and are requiring more restrictive terms and conditions. At the same time, private equity sources have materially reduced their commitments and the stock prices of public companies, including ours, have significantly declined making it more difficult to sell stock without diluting existing stockholders. As a result of the difficulties in the equity and debt markets, buyers are having less ability to pay the purchase prices that sellers are seeking. This has resulted in a sizable gap between the prices sellers ask for hotels and the prices buyers are able to pay for hotels.

We believe the stress in the capital markets makes it very difficult for us to sell any of our hotels at attractive prices or to buy additional hotels. As a result, we may not be able to carry out our long-term strategy of acquiring hotels at inexpensive prices during the current downturn and may not be able to sell any of our existing hotels at prices we believe are reasonable.

Our shares may be delisted from the NASDAQ Global Market if the closing price for our shares is not maintained at $1.00 per share or higher.

NASDAQ imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. The price of our shares must trade at or above $1.00 to comply with NASDAQ’s minimum bid requirement for continued listing on the NASDAQ Global Market. In recent months, our shares have traded at below $1.00 at closing for a period of time.

In response to current market conditions, NASDAQ has suspended its enforcement of the rules regarding a minimum closing bid price until April 20, 2009. If the closing price of our shares fails to meet NASDAQ’s minimum bid price requirement for 30 consecutive days on or after April 20, 2009, or such later date to which NASDAQ may extend its suspension of this requirement, or if we otherwise fail to meet all other applicable requirements of the NASDAQ Global Market, NASDAQ may make a determination to delist our common shares. Any such delisting could have adverse affects by, among other things:

•	Reducing the trading liquidity and market price of our common stock;

•	Reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing;

•	Causing an event of default under certain of our debt agreements, which could serve to accelerate the indebtedness; and

•	Reducing our ability to retain, attract and motivate directors, officers and employees.

Risks Related to Our Business and Properties

If the general economic slowdown continues and fails to turn around, our operating performance and financial results may be harmed by further declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry and the general economy have traditionally been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We incurred a net loss of $0.6 million for our 2008 fiscal year. A prolonged economic downturn may produce continued losses. A continued weakening economy may adversely and materially affect our industry, business and results of operations and we cannot predict how severe and prolonged any downturn might be. Moreover, reduced revenues as a result of the weakening economy may also reduce our working capital and impact our long-term business strategy.

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

In keeping with our investment strategy, we may acquire, renovate, and/or re-brand hotels in new or existing geographic markets as part of our repositioning strategy. Unanticipated expenses and insufficient demand for newly repositioned hotels could adversely affect our financial performance and our ability to comply with covenants in our credit agreement and to make distributions to our stockholders.

In May 2008, we opened the Sheraton Louisville Riverside following an extensive 18-month renovation of the hotel. In addition, in April 2008 we acquired the Hampton Marina Hotel in Hampton, Virginia and subsequently renovated the property as a part of its re-branding as the Crowne Plaza Hampton Marina. In March 2009, we opened the Crowne Plaza Tampa Westshore following a 16-month renovation of the hotel. As part of our business plan, we may continue to develop or acquire hotels in geographic areas in which our management may have little or no operating experience. Additionally, those properties may also be renovated and re-branded as part of a repositioning strategy. Potential customers may not be familiar with our newly renovated hotel or be aware of the brand change. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than expected and we may choose to increase spending on advertising and marketing to promote the hotel and increase customer demand. Unanticipated expenses and insufficient demand at new hotel properties, therefore, could adversely affect our financial performance and our ability to comply with covenants in our credit agreement and to make distributions to our stockholders.

We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel and as a result, our returns are dependent on the management of our hotels by MHI Hotels Services.

Under the terms of our management agreement with MHI Hotels Services and the REIT qualification rules, our ability to participate in operating decisions regarding the hotels is limited. We will depend on MHI Hotels Services to operate our hotels as provided in the management agreement. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, which we refer to as RevPAR, and average daily rates, which we refer to as ADR, we may not be able to force MHI Hotels Services to change its method of operation of our hotels. Additionally, in the event that we need to replace MHI Hotels Services or any other management companies in the future, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase debt service requirements on our floating rate debt, including any borrowings under our credit facility, which permits us to borrow up to $80.0 million. Borrowings under our credit facility have borne interest at floating interest rates of 30-day LIBOR plus 1.625% to 2.125%, depending on our leverage ratio, and as of February 18, 2009, they will bear interest at floating rates of 30-day LIBOR plus 2.75% to 3.25%, depending on our leverage ratio. We currently have an interest-rate swap agreement that fixes the amount of interest on $30.0 million of indebtedness. To the extent that the total amount borrowed on the credit facility is less than $30.0 million, we are exposed to falling interest rates on the difference between the amount borrowed and $30.0 million. To the extent that the total amount borrowed on the credit facility is more than $30.0 million, we are exposed to rising interest rates on the difference between the amount borrowed in excess of $30.0 million. If we were to engage in any additional hedging transactions, they would have to be structured so as to not jeopardize our status as a REIT. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Our ability to make distributions to our stockholders is subject to fluctuations in our financial performance, operating results and capital improvements requirements.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to our stockholders. However, several factors may make us unable to declare or pay distributions to our stockholders including poor operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements which may be required by our franchisors.

We lease all of our hotels to our TRS Lessee. The TRS Lessee is subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. Among the factors which could cause our TRS Lessee to fail to make required rent payments are reduced net operating profits or operating losses, increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors that could reduce the net operating profits of our TRS Lessee are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

Additionally, our ability to make distributions is constrained by the terms of the third amendment to our revolving credit facility. While it permits the minimum distributions that allow us to maintain our status as a REIT, it provides conditions that must be met before additional distributions can be made. These conditions include certain liquidity requirements including (a) that we maintain at least $10.0 million of liquidity, which is measured by the sum of our unrestricted cash and cash equivalents plus unused and available borrowing capacity on the revolving credit facility up to a limit of $5.0 million and (b) a debt yield, which requires that we then have a ratio of EBITDA to total liabilities of no less than 0.10.

The timing and amount of distributions are in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants, and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash to fund distributions.

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

If the Shell Island Resort property leases are terminated, our sublease agreements for the resort property will also be terminated. The property leases may be terminated by the resort property’s homeowners’ association if MHI Hotels, LLC or MHI Hotels Two, Inc., two of our affiliates, breach certain provisions under the leases. The homeowners’ association may also terminate the leases if MHI Hotels Services serves as central rental agent for less than 80 of the 160 rental units at the resort. Upon termination of these subleases, MHI Hotels, LLC and MHI Hotels Two, Inc. would be unable to meet their payment obligations, and we would no longer receive the fixed annual amount of $640,000, less our lease payments of approximately $168,000 to the resort property’s homeowners’ association. In addition, the ability of MHI Hotels, LLC and MHI Hotels Two, Inc. to make rent payments is dependent upon generating revenues from the operation of the resort properties. Although MHI Hotels Services has agreed to make capital contributions to MHI Hotels, LLC and MHI Hotels Two, Inc. in an amount sufficient to cure their defaults under the sublease agreements, MHI Hotels Services has nominal assets, and is dependent on management fee income. In such event, our net income could be adversely affected, and we may be required to write off our investment in the Shell Island Resort property leases.

Risks Related to Conflicts of Interest of Our Officers and Directors

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

Our management agreement establishes the terms of MHI Hotels Services’ management of our hotels. Under certain circumstances, if we terminate our management agreement as to one of the hotels, we will be required to pay MHI Hotels Services a termination fee. If we were to terminate the management agreement with respect to all our hotels in connection with a sale of those hotels, the aggregate termination fee would be approximately $11.0 million. As majority owners of MHI Hotels Services, which would receive any management and management termination fees payable by us under the management agreement, Andrew Sims, William Zaiser, Kim Sims and Christopher Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so. In addition, Andrew Sims and William Zaiser will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

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

Holders of units, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Andrew Sims, William Zaiser, Kim Sims, Christopher Sims, and Edward Stein may have different objectives than holders of our common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These officers and directors may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or they may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest. Our tax indemnification obligations, which were not the result of arm’s-length negotiations and which apply in the event that we sell certain properties, could subject us to liability, which, as of December 31, 2008, were estimated to be $46.0 million, and limit our operating flexibility and reduce our returns on our investments.

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

Our executive officers and certain of our directors, which include Andrew Sims, Williams Zaiser, Kim Sims, Christopher Sims and Edward Stein, may experience conflicts of interest relating to their ownership interests in our operating partnership. These individuals, together with their affiliates owned as of December 31, 2008, in the aggregate, approximately 21.59% of the outstanding units in our operating partnership. Conflicts may arise as a result of these persons’ ownership interests as limited partners diverge from the interests of MHI Hospitality Corporation, particularly with regard to transactions such as sales of assets or the repayment of indebtedness, that could be in the best interests of MHI Hospitality Corporation and its stockholders, but may have adverse tax consequences to the limited partners in our operating partnership.

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

If we dispose of certain of our initial hotels, we would be obligated to indemnify the original contributors (including their permitted transferees and persons who are taxable on the income of a contributor or permitted transferee) against certain tax consequences of the sale pursuant to the tax indemnity agreements, the terms of which were not the result of arm’s-length negotiations. These original contributors include Andrew Sims, our chairman, president and chief executive officer, William Zaiser, our executive vice president and chief financial officer, and Kim and Christopher Sims, two of our directors. We have agreed to pay a certain amount of the contributor’s tax liability with respect to gain allocated to the contributor under Section 704(c) of the Internal Revenue Code if we dispose of a property contributed by the contributor in a taxable transaction during a “protected period,” which continues until the earlier of:

•	10 years after the contribution of such property; or

•	the date on which the contributor no longer owns, in the aggregate, at least 25.0% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

This tax indemnity will be equal to a certain amount of the federal and state income tax liability the contributor incurs with respect to the gain allocated to the contributor upon such sale based on a sliding scale percentage. Specifically, we will indemnify the contributors for 100% of their tax liability during the first five years after contribution, 50.0% during the sixth year, 40.0% during the seventh year, 30.0% during the eighth year, 20.0% during the ninth year and 10.0% during the tenth year. The terms of the tax indemnity agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. While the tax indemnities do not contractually limit our ability to conduct our business in the way we desire, we are less likely to sell any of the contributed properties in a taxable transaction during the protected period because of the significant tax liability we would have to the contributors. Instead, we would either hold the property for the entire protected period, or at least the first five years, or seek to transfer the property in a tax-deferred like-kind exchange.

As four years have elapsed since the properties were contributed, if we were to sell, during the next year in a taxable transaction, the five initial hotels that were contributed to us in our initial public offering in exchange for units immediately after the closing of our initial public offering, our estimated total tax indemnification obligation to our indemnified contributors, including the gross-up payment, would be approximately $46.0 million.

Our agreements with MHI Hotels Services and its affiliates, including the contribution agreements, management agreement, strategic alliance agreement, subleases, partnership agreement of our operating partnership and employment agreements, were not negotiated on an arms’ length basis and may be less favorable to us than we could have obtained from third parties.

In connection with our initial public offering, we entered into various agreements with MHI Hotels Services and its affiliates, including contribution agreements, a management agreement, a strategic alliance agreement, subleases, the partnership agreement of our operating partnership and employment agreements. The terms of each of these agreements were determined by our management team, who had conflicts of interest as described above and ownership interests in MHI Hotels Services and its affiliates. The terms of each of these agreements may be less favorable to us than we could have obtained from third parties.

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

Risks Related to the Hotel Industry

Our ability to comply with our credit terms, our ability to make distributions to our stockholders and the value of our hotels in general, may be affected by factors in the lodging industry.

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

These factors could reduce the net income of our TRS Lessee, which in turn could adversely affect the value of our hotels and our ability to comply with our loan agreements and to make distributions to our stockholders.

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

Investment Concentration in Particular Segments of Single Industry

Our entire business is lodging-related. Therefore, a downturn in the lodging industry, in general, and the segments in which we operate, in particular, will have a material adverse effect on the value of our hotels, our financial condition and the extent to which cash may be available for distribution to our stockholders.

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, our lenders will likely require that we set aside annual amounts for capital improvements to our hotel properties. We expect the average lenders’ capital improvements reserve requirement for all of our hotels will be approximately 4.0% of gross sales. Based upon our hotels’ gross revenue in fiscal year 2008, the average lender’s capital improvements reserve contribution requirement for all of our hotels would have been approximately $2,830,500 based on an average 4.0% capital improvement reserves. For the year ended December 31, 2008, we spent approximately $44.4 million on capital improvements to our hotels. These capital improvements may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of all these capital improvements as well as future capital improvements could adversely affect our financial condition and amounts available for distribution to our stockholders.

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

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise license, or to operate the hotel without a franchise license. The loss of a franchise license could significantly decrease the revenues at the hotel and reduce the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition and results of operations, our ability to comply with our loan covenants and reduce our cash available for distribution to stockholders.

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

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. The lenders on debt secured by three of our properties require us to set aside varying amounts each year for capital improvements at our hotels. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. As a result, our ability to fund capital expenditures, acquisitions or hotel development through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund our investments and capital improvements, but due to the current recession and disruption of capital markets, these sources of funds are currently either unavailable to us or not available on reasonable terms and conditions. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our charter nor our bylaws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Dramatic global events such as the terrorist attacks of September 11, 2001 and the unprecedented run-up of oil prices in 2008 adversely affected the hotel industry generally, and these adverse effects may recur.

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

After significant increases in RevPAR in 2005 and 2006, hotel owners and operators experienced a slowing in RevPAR growth during 2007. The unprecedented rise in oil and gasoline prices in 2007 and 2008 exacerbated the problems facing a stalling U.S. economy hampered by a slump in housing and a pending mortgage crisis causing hotel owners and operators in many markets to experience significant declines in occupancy and RevPAR.

We cannot predict the extent to which global or national events will directly or indirectly impact the value of our common stock, the lodging industry or our operating results in the future. Declining RevPAR at hotels that we acquire would reduce our net income and restrict our ability to fund capital improvements at our hotels and our ability to make distributions to stockholders necessary to maintain our status as a REIT. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the markets on which shares of our common stock will trade, the lodging industry at large and our operations in particular.

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

The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations and financial condition and our ability to comply with our covenants and to pay distributions to stockholders.

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to comply with our loan covenants and to make distributions to our stockholders could be adversely affected.

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

The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the cost and terms of debt financing;

•	absence of liquidity in credit markets which limits the availability and amount of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

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

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to comply with our loan covenants and to pay distributions to stockholders.

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

In order to maintain our qualification as a REIT, each year we must pay out to our stockholders in distributions at least 90% of our REIT taxable income, excluding net capital gain. To the extent that we satisfy this distribution minimum, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than the minimum amount specified under federal tax laws. Our only source of funds to make these distributions comes from rent and dividends we receive from our TRS Lessee, which in turn receives revenues from hotel operations. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.

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

The resulting tax liability might cause us to borrow funds, liquidate some of our investments, or take other steps that could negatively affect our operating results in order to pay any such tax. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement and the relief provisions did not excuse our failure to qualify as a REIT, or if we voluntarily revoke our election, we generally would be disqualified from re-electing treatment as a REIT until the fifth taxable year after the year in which we failed to qualify as a REIT.

Failure to qualify as a REIT may cause us to reduce or eliminate distributions to our stockholders, and we may face increased difficulty in raising capital or obtaining financing.

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

Conflicts of interest relating to a merger or other business combination transactions involving our change of control may occur between us and Andrew Sims, our chairman, president and chief executive officer, William Zaiser, our executive vice president and chief financial officer and Kim Sims, Christopher Sims, and Edward Stein, three of our directors. Our operating partnership’s agreement of limited partnership provides that the holders of 66.7% of the outstanding limited partnership interests in our operating partnership (including our limited partnership interest in our operating partnership) must approve such a merger or other business combination transaction, unless the holders of 50.0% or more of the outstanding limited partnership interests (excluding our limited partnership interest) approves such a merger or other business combination transaction. As of December 31, 2008, Andrew Sims, William Zaiser, Kim Sims, Christopher Sims and Edward Stein beneficially own approximately 21.59% of our outstanding limited partnership interests, and we own approximately 65.0%. Although our stockholders must approve a merger or other business combination transaction under applicable Maryland law, under our operating partnership agreement, limited partners, including certain of our officers and directors, must approve certain other business combination transactions involving us. These approval rights of limited partners may lead to conflicts of interest, which could result in decisions that do not fully reflect our best interests or the best interests of our stockholders.

In addition, in the event of a change of control of our company, the limited partners will have the right, for a period of 30 days following the change of control event, to cause the operating partnership to redeem all of the units held by the limited partners for a cash amount equal to the cash redemption amount otherwise payable upon redemption pursuant to the partnership agreement. This cash redemption right may make it more unlikely or difficult for a third party to propose or consummate a change of control transaction, even if such transaction were in the best interests of our stockholders.

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

To maintain qualification as a REIT, we must ensure that at the end of each calendar quarter at least 75.0% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities, qualified real estate assets and securities of one or more taxable REIT subsidiaries) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of our assets (other than government securities, qualified real estate assets and securities of one or more taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25.0% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if the failure was due to reasonable cause and not to willful neglect. In this case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and we will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

Taxation of dividend income could make our common stock less attractive to investors and reduce the market price of our common stock.

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect us or could adversely affect you as a stockholder. Under current law, “qualified dividends,” which include dividends from domestic C corporations that are received before 2011 and paid to noncorporate stockholders are subject to a reduced rate of tax of 15.0%. Because REITs generally do not pay corporate-level taxes as a result of the dividends paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for the 15.0% reduced tax rate. If the federal income tax laws extended the applicability of the 15.0% tax rate on qualified dividends to taxable years beginning after December 31, 2010, noncorporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

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

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10.0% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

In the event that the employment of Mr. David Folsom, our chief operating officer, is terminated without cause or he resigns for good reason, Mr. Folsom is entitled to receive the sum of the following amounts:

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

In order to maintain our REIT qualification, we cannot be closely held (i.e., no more than 50.0% in value of our outstanding stock cannot be owned, directly or indirectly, by or for not more than five individuals during the last half of any taxable year (other than the first year for which a REIT election is made)). To preserve our REIT qualification, our charter contains a 9.9% aggregate share ownership limit and a 9.9% common share ownership limit. Generally, any shares of our stock owned by affiliated persons will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

If anyone transfers shares in a way that would violate the aggregate share ownership limit or the common share ownership limit, or prevent us from continuing to qualify as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit or the common share ownership limit. If this transfer to a trust fails to prevent such a violation or fails to preserve our continued qualification as a REIT, then we will consider the initial intended transfer to be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the aggregate share ownership limit, the common share ownership limit or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

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

We do not have the ability to control the sale of any hotel properties acquired through our joint venture program with The Carlyle Group (“Carlyle”).

Pursuant to the terms of the program agreement with Carlyle, we will retain a minority interest of 10.0% to 25.0% in each investment. Carlyle controls all major decisions relating to each investment, including, but not limited to, the sale of individual investment properties. Carlyle will determine the timing and terms and conditions of sale of each investment property. Specifically, we will not be able to control the timing and terms and conditions of sale of our interest in the Crowne Plaza Hollywood Beach Resort.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a joint venture partners’ financial condition and disputes between our joint venture partners and us.

In August 2007, we purchased a 25.0% indirect, non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. Carlyle owns a 75.0% controlling interest in the joint venture and is in a position to exercise sole decision-making authority regarding the property including, but not limited to, the method and timing of disposition of the property.

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

Under certain of the tax indemnification agreements, we agreed to use commercially reasonable efforts during the protected period to make available to certain contributors opportunities to guarantee liabilities of our operating partnership. By guaranteeing liabilities of the operating partnership, the contributors will be entitled to defer recognition of gain in connection with the contribution of certain hotels. As a consequence of the allocation of debt to them for tax purposes by virtue of guaranteeing the liabilities of the operating partnership, contributors will not be deemed to have received a distribution under the applicable provisions of the Code. In the case of our tax indemnification obligation, the protected period continues until the earlier of:

•	10 years after the contribution of such property; or

•	the date on which the contributor no longer owns, in the aggregate, at least 25.0% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

The obligation to make guarantee opportunities available to the contributors could adversely affect our ability to acquire additional properties in the future by reducing the amount of debt that could be guaranteed by other, future contributors.

Our executive officers have limited experience operating a public company or a REIT, which could increase our general and administrative costs and reduce our cash available for distributions.

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

We are a company with limited operating history, and we might not be able to operate our business or implement our operating policies and strategies successfully, which could negatively impact our ability to make distributions and cause you to lose all or part of your investment.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 20, 2009, we owned the following nine hotel properties:

Property	Number of Rooms	Location
Operating Properties
Crowne Plaza Hampton Marina	172	Hampton, Virginia
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, Florida
Holiday Inn Brownstone	187	Raleigh, North Carolina
Holiday Inn Laurel West	207	Laurel, Maryland
Hilton Philadelphia Airport	331	Philadelphia, Pennsylvania
Hilton Savannah DeSoto	246	Savannah, Georgia
Hilton Wilmington Riverside	272	Wilmington, North Carolina
Sheraton Louisville Riverside	181	Jeffersonville, Indiana
Property Under Development
Crowne Plaza Tampa Westshore(1)	225	Tampa, Florida

Total number of rooms	2,113

(1)	The property formerly operated as the Tampa Clarion Hotel in Tampa, Florida re-opened in March 2009, after completing an 16-month extensive renovation, as the Crowne Plaza Tampa Westshore.

The Company owns a 25.0% indirect non-controlling interest in the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida through a joint venture with Carlyle.

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

Item 3. Legal Proceedings

We are not involved in any material litigation, nor to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance, and none of which is expected to have a material impact on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to March 11, 2008, our common stock traded on the American Stock Exchange under the symbol “MDH”. On March 11, 2008, we terminated our listing on the American Stock Exchange and listed our common stock on the NASDAQ® Stock Market also under the symbol “MDH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on the NASDAQ:

	Price Range
	High	Low
Year Ended December 31, 2008
First Quarter	$9.97	$5.71
Second Quarter	$6.80	$5.00
Third Quarter	$7.25	$3.79
Fourth Quarter	$5.45	$1.03
Year Ended December 31, 2007
First Quarter	$10.39	$9.55
Second Quarter	$10.90	$9.98
Third Quarter	$11.00	$9.70
Fourth Quarter	$10.20	$7.15

The closing price of our common stock on the NASDAQ® Stock Market on March 17, 2009 was $1.15 per share.

Stockholder Information

As of March 2, 2009, there were 3,449 holders of record of our common stock.

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

In January 2008, we declared a dividend payment of $0.17 per common share for the quarter ended March 31, 2008. The dividend was paid on April 11, 2008. In April 2008, we declared a dividend payment of $0.17 per common share for the quarter ended June 30, 2008. The dividend was paid on July 11, 2008. In July

2008, we declared a dividend payment of $0.17 per common share for the quarter ended September 30, 2008. The dividend was paid on October 11, 2008. In January 2009, we declared a dividend payment of $0.01 per common share for the quarter ended December 31, 2008. The dividend will be paid March 30, 2009.

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

In December 2008, in the interest of capital preservation within the current economic environment, and based on the expectation that the U.S. economy, and in particular the lodging industry, will continue to face declining operating trends through 2009, we amended our dividend policy. We subsequently entered into a third amendment to our revolving credit facility which imposes additional restrictions on the timing of the payment and the amount of cash dividends but permits us to pay by the end of our fiscal year that amount of cash dividends necessary to maintain REIT status, providing certain conditions are met before additional distributions can be made. This may result in a reduction in the level of dividend payouts compared to the level of dividend payments we have made in recent years.

The amount of future distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements, and other factors, which our board of directors deem relevant. The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.

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

The financial data for MHI Hotels Services Group is comprised of financial information for the entities and interests formerly under common ownership and control by Edgar Sims, Jr., Jeanette Sims, Andrew Sims, Kim Sims and Christopher Sims. MHI Hotels Services Group formerly included three of our initial hotel properties: the Holiday Inn Downtown Williamsburg, the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. Ownership interests in the entities that owned these properties were contributed to our operating partnership upon the completion of our initial public offering. The following selected historical financial data for MHI Hospitality Corporation for the years ended December 31, 2008, 2007, 2006 and 2005 and the period December 21, 2004 to December 31, 2004, and for MHI Hotels Services Group for the period January 1, 2004 to December 20, 2004 were derived from audited combined financial statements contained elsewhere in this Annual Report on Form 10-K. These financial statements have been audited by Witt Mares, PLC (formerly PKF Witt Mares, PLC and Witt, Mares & Company, PLC) our independent registered public accounting firm. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

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

MHI HOSPITALITY CORPORATION AND PREDECESSOR

SELECTED HISTORICAL FINANCIAL DATA

	MHI Hospitality Corporation					MHI Hotels Services Group
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 21, 2004 to December 31, 2004	Period from January 1, 2004 to December 20, 2004
Statement of Operations
Total Revenues	$70,762,732	$69,814,379	$67,241,797	$55,173,554	$624,403	$23,194,692
Total Operating Expenses excluding Depreciation and Amortization	(58,810,002)	(55,014,439)	(52,802,704)	(44,452,064)	(4,707,616)	(17,622,400)
Depreciation and Amortization	(6,346,222)	(5,050,234)	(4,916,721)	(4,071,774)	(124,504)	(1,515,228)
Net Operating Income (Loss)	5,606,509	9,749,706	9,522,372	6,649,716	(4,207,717)	4,057,064
Interest Income	72,547	132,714	253,954	126,741	340	1,753
Interest Expense	(6,811,460)	(4,211,785)	(4,261,422)	(2,802,230)	(57,437)	(2,057,828)
Other Income – Net	(1,263,304)	(2,034,539)	(127,876)	(235,378)	—	(90,877)
Minority Interest	322,127	(1,362,967)	(1,889,387)	(1,407,268)	1,587,550	(663,011)
Income Tax Benefit (Provision)	1,475,695	187,888	(253,966)	257,218	180,413	—
Income (Loss) from Discontinued Operations	—	—	(62,663)	(107,348)	(37,371)	(253,823)
Net Income (Loss)	$(597,887)	$2,461,017	$3,181,012	$2,481,451	$(2,534,222)	$993,278

Statement of Cash Flows
Cash from (used in) Operations – net	$7,214,566	$12,786,427	$11,095,731	$6,772,110	$(2,980,647)	$3,098,610
Cash from (used in) Investing – net	(51,931,701)	(35,002,314)	(12,959,755)	(16,092,787)	(58,120,919)	(892,300)
Cash from (used in) Financing – net	42,447,582	24,759,096	2,807,705	1,508,134	69,415,919	(2,125,840)
Net Increase (Decrease) in Cash	$(2,269,553)	$2,543,209	$943,681	$(7,812,543)	$8,314,353	$80,470

Balance Sheet
Total Assets(1)	$211,218,434	$159,958,990	$127,602,813	$118,385,923	$94,232,244	$—
Total Long-Term Debt including Current Portion(1)	72,256,168	55,000,000	41,607,099	42,686,943	27,753,188	—
Total Current and Long-Term Liabilities(1)	157,442,238	100,083,094	64,579,738	53,364,455	33,366,674	—
Minority Interest(1)	17,461,147	19,689,453	21,001,287	21,805,572	21,118,257	—
Total Stockholders’ Equity(1)	36,315,049	40,186,443	42,021,788	43,215,896	39,747,313	—

Operating Data
Average Number of Available Rooms	1,776	1,537	1,537	1,375	1,245	520
Total Number of Available Room Nights	649,867	561,005	561,005	502,021	13,695	184,600
Occupancy Percentage(2)	61.9%	69.8%	69.7%	69.6%	37.6%	70.6%
Average Daily Rate (ADR)(2)	$123.55	$118.86	$112.22	$103.34	$79.66	$114.33
RevPAR(2)	$76.51	$82.97	$78.26	$71.96	$29.98	$80.67

Additional Financial Data
FFO(3)	$6,292,400	$9,249,327	$10,038,636	$8,462,468	$(6,972,633)	$3,303,551
Earnings Per Share	$(0.09)	$0.36	$0.47	$0.37	$(0.42)	$—

(1)	As of the period end.
(2)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. Average Daily Rate, ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. Revenue Per Available Room, RevPAR, is calculated by dividing the total daily room revenue by the total daily number of rooms available.
(3)	Funds from Operations, FFO, is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non- cash items such as real estate asset depreciation and amortization, and after adjustment for any minority interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required GAAP presentations, has improved the understanding of the operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs. Below is a reconciliation of FFO to net income (loss).

	MHI Hospitality Corporation					MHI Hotels Services Group
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 21, 2004 to December 31, 2004	Period from January 1, 2004 to December 20, 2004
Reconciliation of FFO
Net Income (Loss)	$(597,887)	$2,461,017	$3,181,012	$2,481,451	$(2,534,221)	$993,278
Add Minority Interest	(322,127)	1,362,967	1,852,888	1,436,064	(1,611,311)	595,539
Add Depreciation and Amortization	6,346,222	5,050,234	5,053,589	4,309,575	172,899	1,714,734
Add Equity in Depreciation on Joint Venture	545,659	135,445	—	—	—	—
Subtract Gain/ Add Loss on Asset Disposal	320,533	239,664	(48,853)	235,378	—	—
Funds From Operations	$6,292,400	$9,249,327	$10,038,636	$8,462,468	$(3,972,633)	$3,303,551

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue current and future opportunities in the full-service, upper upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering and acquired six hotel properties. Since the initial public offering, we have engaged in the following acquisitions and dispositions:

•	On July 22, 2005, we acquired the Crowne Plaza Jacksonville Riverfront (formerly, the Hilton Jacksonville Riverfront).

•	On August 10, 2006, we sold the Holiday Inn Downtown Williamsburg.

•	On September 20, 2006, we acquired the Louisville Ramada Riverfront Inn, which has been through an extensive renovation and which we re-opened in May 2008 as the Sheraton Riverside Louisville.

•

On August 8, 2007, through our joint venture with Carlyle, we acquired a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida.

•

On October 29, 2007, we acquired a hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, which has been through an extensive renovation and which we re-opened in March 2009 as the Crowne Plaza Tampa Westshore.

•	On April 24, 2008, we acquired the Hampton Marina Hotel in Hampton, Virginia, which has been renovated and was converted to the Crowne Plaza Hampton Marina in October 2008.

Our hotel portfolio currently consists of nine full-service, upper upscale and mid-scale hotels. These hotels are 100% owned by subsidiaries of our operating partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort and we have a leasehold interest in a resort condominium facility in Wrightsville Beach, North Carolina. As of December 31, 2008, we owned the following nine hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Operating Properties
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005
Sheraton Louisville Riverside	181	Jeffersonville, IN	September 20, 2006
Crowne Plaza Hampton Marina	172	Hampton, VA	April 24, 2008
Property Under Development
Crowne Plaza Tampa Westshore(1)	225	Tampa, FL	October 29, 2007

Total	2,113

(1)	The property formerly operated as the Tampa Clarion Hotel in Tampa, Florida recently completed extensive renovations and re-opened in March 2009 as the Crowne Plaza Tampa Westshore.

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership and we own an approximate 65.0% interest in our operating partnership, with the remaining interest being held by limited partners who were contributors of our original hotel properties and related assets.

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

Results of Operations

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The following table illustrates the key operating metrics for the years ended December 31, 2008 and 2007 for our eight operational properties (“actual properties”) as well as the six properties in our portfolio that were under our control during all of 2008 and 2007 (“same-store” properties). Accordingly, the same store data does not reflect the performance of the property previously operated as the Louisville Ramada Riverfront Inn, the property previously operated as the Tampa Clarion Hotel or the property in Hampton, Virginia previously operated as the Hampton Marina Hotel.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Actual	Same-Store	Actual	Same-Store
Occupancy %	61.9%	66.5%	69.8%	69.8%
ADR	$123.55	$120.06	$118.86	$118.86
RevPAR	$76.51	$79.88	$82.97	$82.97

Revenue. Total revenue for the year ended December 31, 2008 was approximately $70.7 million, an increase of approximately $0.9 million or 1.4% from total revenue for the year ended December 31, 2007 of approximately $69.8 million. Increases in room revenue attributable to the opening of the Sheraton Louisville Riverside and the acquisition of the Crowne Plaza Hampton Marina offset declines in room revenues at our property in Savannah while it was under renovation. The overall increase in room revenue offset a decrease in food and beverage revenue.

Room revenues at our properties for the year ended December 31, 2008 increased approximately $1.6 million or 3.3% to approximately $48.1 million compared to room revenues for the year ended December 31, 2007 of approximately $46.5 million. Room revenue from the newly opened Sheraton Louisville Riverside and our recently acquired Crowne Plaza Hampton Marina accounted for incremental room revenues of approximately $3.2 million. The incremental revenue from these two properties offset a decline in room revenue at the Hilton Savannah DeSoto of approximately $1.8 million while it was undergoing renovations. Despite the decline in occupancy and revenue at our Savannah property, our same-store set of hotels produced RevPAR of $79.88, a decrease of only 3.7% over RevPAR of $82.97 for the year ended December 31, 2007. With the progressive slowing of the economy through the last half of the year and the precipitous decline in business travel and consumer spending, we experienced weakened demand in each of the markets in which we operate. We expect lower demand to continue as the general economic slowdown persists, but total room revenue to increase with the opening of the Crowne Plaza Tampa Westshore and a full year of operations at the Sheraton Louisville Riverside and the Crowne Plaza Hampton Marina.

Food and beverage revenues at our properties for the year ended December 31, 2008 decreased approximately $1.1 million or 5.8% to approximately $18.4 million compared to food and beverage revenues for the year ended December 31, 2007 of approximately $19.5 million. Food and beverage revenue from the newly opened Sheraton Louisville Riverside and our recently acquired Crowne Plaza Hampton Marina accounted for incremental food and beverage revenue of approximately $1.1 million. The incremental revenue from these two properties offset a decline in food and beverage revenue from the Hilton Savannah DeSoto during its renovation, as well as the Hilton Wilmington Riverside. The Hilton Wilmington Riverside closed its restaurant in mid-2007 and entered into a lease with a franchisee of Ruth’s Chris Steakhouse restaurant. Revenues from the new lease are reflected in other operating revenues. With the exception of the Holiday Inn Brownstone in Raleigh, North Carolina, we experienced lessened demand for banqueting services in all of our markets due to the weakening economy.

Other operating revenues for the year ended December 31, 2008 increased approximately $0.5 million or 14.4% to approximately $4.2 million compared to other operating revenues for the year ended December 31, 2007 of approximately $3.7 million. Lease revenue from new restaurant tenants at the Hilton Wilmington Riverside and the Sheraton Louisville Riverside, as well as the asset management fee we received from the joint venture that owns the Crowne Plaza Hollywood Beach Resort, constituted a significant portion of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $4.0 million or 7.7% for the year ended December 31, 2008 to approximately $55.9 million compared to hotel operating expenses for the year ended December 31, 2007 of approximately $51.9 million. If not for the opening of the Sheraton Louisville Riverside and the acquisition of the Crowne Plaza Hampton Marina, hotel operating expenses would have decreased approximately $1.5 million or 2.9%. We expect hotel operating expenses to increase with the opening of the Crowne Plaza Tampa Westshore and a full year of operations at the Sheraton Louisville Riverside and the Crowne Plaza Hampton Marina.

Rooms expense at our properties for the year ended December 31, 2008 increased approximately $1.3 million or 10.8% to approximately $13.6 million compared to rooms expense of approximately $12.3 million for the year ended December 31, 2007. Rooms expense from the Sheraton Louisville Riverside and the Crowne Plaza Hampton Marina, as well as additional charges for three months of outside laundry services at our Philadelphia property necessitated by the breakdown of laundry equipment in mid-January 2008, accounted for the increase in rooms expense. Food and beverage expenses at our properties for the year ended December 31, 2008 decreased approximately $0.2 million or 1.7% to approximately $13.4 million compared to food and beverage expense of approximately $13.7 million for the year ended December 31, 2007. A significant decrease in sales of food and beverage through banqueting services at many of our properties and lower food costs at our Wilmington property due to closure of the restaurant were partially offset by food and beverage costs related to our newly opened operations at the Sheraton Louisville Riverside and operations at our newly acquired hotel in Hampton, Virginia.

Indirect expenses at our properties for the year ended December 31, 2008 increased approximately $2.9 million or 11.7% to approximately $28.0 million compared to indirect expenses of approximately $25.1 million for the year ended December 31, 2007. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Indirect expenses related to the opening of the Sheraton Louisville Riverside and the acquisition of the Crowne Plaza Hampton Marina account for the increase in indirect expenses.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2008 increased approximately $1.3 million or 25.7% to approximately $6.3 million compared to depreciation and amortization expense of approximately $5.0 million for the year ended December 31, 2007. The increase in depreciation and amortization was attributable to the renovations placed in service at the Hilton Wilmington Riverside, the Hilton Savannah DeSoto and the Sheraton Louisville Riverside as well as the acquisition and renovation of the Crowne Plaza Hampton Marina. We expect to realize higher levels of depreciation and amortization expense after the Crowne Plaza Tampa Westshore opens in March 2009 and is placed into service and a full year of depreciation and amortization expense is reflected for renovations completed in 2008.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2008 decreased approximately $0.2 million or 6.3% to approximately $2.9 million compared to corporate general and administrative expenses of approximately $3.1 million for the year ended December 31, 2007. A substantial portion of the decrease is attributable to the lower bonuses in 2008 compared to 2007 awarded to the principal executive officers pursuant to the cash bonus plan established in the first quarter 2007 by the Nominating, Corporate Governance and Compensation Committee of the Board of Directors. We also incurred one-time legal fees in 2007 to structure the program and operating agreements that will allow us to jointly acquire, develop and operate hotel assets and, perhaps, hotel portfolios with Carlyle.

Interest Expense. Interest expense for the year ended December 31, 2008 increased approximately $2.6 million or 61.7% to approximately $6.8 million (net of capitalized interest of approximately $1.6 million) compared to approximately $4.2 million of interest expense (net of capitalized interest of approximately $1.0 million) for the year ended December 31, 2007. Higher interest expense relates to borrowings on the credit facility used to fund the renovations at the Hilton Wilmington Riverside; interest expense on the borrowings on the credit facility associated with the Sheraton Louisville Riverside subsequent to its re-opening and completion of its renovations; borrowings on the mortgage on the Hilton Savannah DeSoto for completion of the renovations at that property, as well as borrowings associated with the purchase of the property in Hampton, Virginia. Interest expense will also increase once the Crowne Plaza Tampa Westshore opens in March 2009 and interest on the borrowings related to that property are no longer capitalized. Higher interest rates on our revolving credit facility related to the execution of the third amendment will result in higher interest costs.

Impairment of Note Receivable. Impairment of note receivable represents a $0.3 million valuation allowance against the $0.4 million promissory note we received upon sale of the Holiday Inn Downtown Williamsburg in August 2006. After entering into default earlier in early 2008, the property was sold at auction in August 2008 for less than the total mortgage indebtedness on the property. We are pursuing the collection of the note, which was guaranteed by individuals affiliated with the debtor. A charge for impairment is being taken in anticipation that a negotiated settlement for less than the full value of the note is more likely to occur than collection of the full face value of the note.

Equity Loss in Joint Venture. Equity income in the joint venture was approximately $50,000 for the year ended December 31, 2008 compared to an equity loss in the joint venture of approximately $1.0 million for the year ended December 31, 2007 and represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. During the year ended December 31, 2008, the joint venture was able to restructure the mortgage on the property by purchasing a $22.0 million principal balance junior participation in the outstanding loan on the property at a price of $19.0 million resulting in a $3.0 million gain on extinguishments of debt of the joint venture. For the year ended December 31, 2008, the Crowne Plaza Hollywood Beach Resort reported occupancy of 59.0%, ADR of $151.64 and RevPAR of $89.49. This compares with results reported by the hotel for the first few months of operation ending December 31, 2007, of occupancy of 32.1%, ADR of $144.94 and RevPAR of $46.58.

Income Taxes. The income tax benefit for the year ended December 31, 2008 increased more than six-fold to approximately $1.5 million compared to an income tax benefit for the year ended December 31, 2007 of approximately $0.2 million. The income tax benefit is primarily derived from the operations of our TRS lessee. The net operating loss of our TRS lessee for the year ended December 31, 2008 was significantly larger than the net operating loss for the year ended December 31, 2007.

Net Income. Net income for the year ended December 31, 2008 swung to a loss of approximately $0.6 million compared to net income of approximately $2.5 million for the year ended December 31, 2007 as a result of the operating results discussed above.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

The following table illustrates the key operating metrics for the years ended December 31, 2007 and 2006 for the six operational properties that are in our current portfolio that were under our control in both 2007 and 2006. Accordingly, it does not reflect the performance of the Holiday Inn Downtown Williamsburg, the property previously operated as the Louisville Ramada Riverfront Inn, the property previously operated as the Hampton Marina Hotel or the property previously operated as the Tampa Clarion Hotel.

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

Room revenues at our properties for the year ended December 31, 2007 increased approximately $2.6 million or 6.0% to approximately $46.5 million compared to room revenues for the year ended December 31, 2006 of approximately $43.9 million. A 6.0% increase in RevPAR was achieved through a combined increase in occupancy of 0.1% and average ADR growth of 5.9%. We experienced increases in ADR at our Philadelphia property due to a better mix of business and a strong market. Our property in Laurel, Maryland also contributed to the increase in ADR as we experienced improved results from our efforts to reposition the property. Occupancy increases at our properties in Savannah, Georgia and Jacksonville, Florida were offset by occupancy decreases at our property in Wilmington, North Carolina that had been undergoing significant renovations from April 2007 through April 2008.

Food and beverage revenues at our properties for the year ended December 31, 2007 increased approximately $0.4 million or 2.1% to approximately $19.5 million compared to food and beverage revenues for the year ended December 31, 2006 of approximately $19.1 million. With the exception of our Savannah, Georgia and Philadelphia properties where we saw a significant increase in demand for banqueting services, the remainder of our properties experienced weaker demand for such services. Overall, while room sales from group business remained strong, the demand for banqueting services from those groups had not been as strong.

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

Income Taxes. We experienced an income tax benefit for the year ended December 31, 2007 of approximately $0.2 million compared to an income tax provision of approximately $0.3 million for the year ended December 31, 2006. The income tax benefit in the current year was largely due to our share of start-up expenses and initial operating losses from our joint venture with Carlyle related to the opening of the Crowne Plaza Hollywood Beach Resort.

Net Income. Net income for the year ended December 31, 2007 decreased approximately $0.7 million or 22.6% to approximately $2.5 million compared to approximately $3.2 million for the year ended December 31, 2006 as a result of the operating results discussed above.

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2008 was approximately $7.2 million. We expect that the net cash provided by operations will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with federal income tax laws which require us make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gain. We declared dividends of $0.17 per share (unit) paid on January 11, 2008, April 11, 2008 and July 11, 2008, which we funded out of working capital.

Investing Activities. Approximately $44.4 million was spent during the year ended December 31, 2008 on renovations and capital improvements. Approximately $20.3 million was spent to complete renovations at the Hilton Wilmington Riverside, the Hilton Savannah DeSoto and the Sheraton Louisville Riverside. Approximately $18.6 million was spent on renovations on the Crowne Plaza Tampa Westshore, which opened in March 2009. Lastly, we spent approximately $4.2 million on the renovation of the Crowne Plaza Hampton Marina pursuant to a product improvement plan required in conjunction with its Crowne Plaza license.

On April 24, 2008, we used approximately $2.1 million to purchase the 172-room Hampton Marina Hotel in Hampton, Virginia. To facilitate the purchase, a subsidiary of the Company assumed $5.75 million of existing indebtedness.

On June 13, 2008, we used approximately $4.8 million to restructure the mortgage on the Crowne Plaza Hollywood Beach Resort in which we own a 25.0% minority interest through our joint venture with Carlyle. The joint venture purchased a $22.0 million junior participation in the existing mortgage for $19.0 million. These activities represent the most significant cash flow used in investing activities for the year ended December 31, 2008 totaling approximately $51.9 million.

Financing Activities. For the year ended December 31, 2008, net cash provided by financing activities was approximately $42.4 million. During the course of the year, we drew $38.8 million on our revolving credit facility to fund continued renovations at the Crowne Plaza Tampa Westshore, the remainder of the renovations at the Hilton Wilmington Riverside and the Sheraton Louisville Riverside, the acquisition of the Crowne Plaza Hampton Marina and our contribution to the joint venture that owns the Crowne Plaza Hollywood Beach Resort, in order to restructure the mortgage loan on that property. We also drew $9.0 million on the mortgage on the Hilton Savannah DeSoto to fund the remainder of the renovations at that property, as well.

We incurred costs of approximately $0.6 million associated with the modification of our revolving credit facility and made principal payments of approximately $0.5 million as required by the existing indebtedness we assumed upon purchase of the Crowne Plaza Hampton Marina. We also used approximately $7.2 million to make distributions to our unitholders and dividends to holders of our common stock.

Capital Expenditures

Since mid-2004, we have completed product improvement plans (“PIP”s) in connection with the licensing or re-licensing at eight of our nine properties. With the exception of a product improvement plan in connection with the re-licensing of the Holiday Inn Brownstone, whose franchise license expires in March 2011, we anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, over the next 12 to 24 months will be lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures at 4.0% of gross revenue. However, in light of the current slowdown of the economy and in the interest of preserving capital, we aim to restrict capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to a product improvement plan should total 1.5% to 2.0% of gross revenues during the next 12 to 24 months.

During the next 12 months, we expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. With respect to three of our hotels, the reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures. We deposit an amount equal to 4.0% of gross revenue for both the Hilton Savannah DeSoto and Hilton Wilmington Riverside and 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront. Our intent for the capital expenditures at all hotels is to maintain overall capital expenditures at 4% of gross revenue.

In July 2007, the franchise license for the Hilton Savannah DeSoto Hotel was renewed and extended to July 2018. To comply with the re-licensing agreement, we must complete a product improvement plan, which was completed in February 2009 and totaled approximately $11.0 million. Approximately $9.9 million had been expended as of December 31, 2008. The remainder of the renovations will be funded by additional borrowings on our credit facility.

On October 29, 2007, we purchased the property formerly known as the Tampa Clarion Hotel in Tampa, Florida which re-opened in March 2009 as the Crowne Plaza Tampa Westshore. Renovation costs are estimated at approximately $23.0 million, of which approximately $19.3 million had been expended as of December 31, 2008. The remainder of renovations will be funded by additional borrowings on our credit facility.

On April 24, 2008, we purchased the Hampton Marina Hotel in Hampton, Virginia for approximately $7.85 million, including transfer costs. On February 27, 2008, we obtained a 10-year franchise agreement with InterContinental Hotels Group to brand the property as a Crowne Plaza hotel. In conjunction with the license agreement, we were required to complete a product improvement plan, which was completed in February 2009 and totaled approximately $4.5 million. Approximately $4.2 million had been expended as of December 31, 2008. We intend to fund the balance of the renovations through additional draws on the financing secured by property’s mortgage that was refinanced in June 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of approximately $4.3 million, of which $2.6 million was in restricted reserve accounts and real estate tax escrows. As of December 31, 2008, our revolving credit facility, under which we may borrow up to $80.0 million, had an outstanding balance of approximately $73.2 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, as well as scheduled payments of principal and interest. We estimate that in order to complete all the capital projects to which we are committed, we will require capital ranging from approximately $5.0 million to $7.0 million with most of the capital required during the first quarter 2009. We expect that approximately $1.8 million will come from restricted reserve accounts and approximately $0.7 million will be obtained through additional draws on the financing secured by the mortgage on the Crowne Plaza Hampton Marina. We expect that the remaining capital will be funded by additional borrowings on our credit facility.

In light of the current weak economy and current market conditions, we recently undertook several measures to enhance our liquidity position. On February 9, 2009, we borrowed $4.75 million from the Carlyle entity that is the other member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort. On February 19, 2009, we entered into a third amendment to our credit agreement with BB&T, as administrative agent and lender. Among other things, the amendment eases our total leverage ratio test by increasing our total maximum permitted leverage from 55.0% to 62.5% of the total value of our assets and establishes new methodologies for valuing certain of our hotel properties through April 2010. We also agreed to add our hotel property in Laurel, Maryland to the credit agreement’s borrowing base to improve our liquidity position by adding additional assets to secure our credit facility against which we may borrow. We also amended our dividend policy to limit our annual dividend distribution level to 90% of taxable income, consistent with the level necessary to maintain our REIT status.

Our ability to maintain existing levels of debt on our existing credit facility is dependent on our ability to comply with various financial covenants in our credit facility. These covenants contemplate, among others, minimum levels of cash flow that ensure our ability to pay the interest due under the credit facility as well as sufficient levels of financial performance to support the valuations of the properties upon which we depend to comply with the leverage covenant and loan-to-value requirements of the credit agreement. The general economic slowdown has significantly affected both our cash flows and operating profits and curtailed the margins by which we satisfy these and other financial covenants.

Insofar as the weakness in the economy has curtailed the margins by which we satisfy some of our loan covenants, our ability to fund acquisitions through additional borrowing may also be reduced. In addition, our credit agreement imposes limitations on our ability to incur additional debt. Any significant acquisitions of hotel properties in the short-term would require us to raise additional capital. Should the current economic slowdown and weakness in the lodging industry intensify and reduce our operating cash flows and financial performance below the levels necessary to comply with the financial covenants of the credit facility, we may be required to make significant payments on our credit facility. Our ability to make significant payment on our credit facility is dependent on our ability to raise additional capital. Current sources of capital are severely constrained and we may not be able to raise capital to replace or repay our credit facility if necessary. Sources of additional capital to fund any acquisitions in the short-term or to fund any required reductions in the amount outstanding on the credit facility may include a combination of some or all of the following:

•	The issuance of additional shares of our common stock;

•	The issuance of additional units in the operating partnership;

•	The disposition of core or non-core assets; and

•

The sale or contribution of some of our wholly owned properties, development projects or development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contribution.

Without additional capital, we currently have to forego future acquisitions.

Beyond the funding of any required principal reduction on our existing credit facility, future acquisitions or development activity, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, amounts outstanding under our secured credit facility, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

•	The issuance by the operating partnership of the Company and/or their subsidiary entities of secured and unsecured debt securities to the extent permitted by our credit agreement;

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties;

•	The issuance of additional shares of our common stock or preferred stock;

•	The issuance of additional units in the operating partnership;

•	The selective disposition of non-core assets; and

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

Mortgage Debt

We have approximately $72.3 million of outstanding mortgage debt. The following table sets forth the mortgage debt outstanding at December 31, 2008:

Property	Principal Balance as of December 31, 2008	Prepayment Penalties	Interest Rate	Maturity Date	Amortization Provisions
	(In thousands)
Crowne Plaza Hampton Marina	$ 8,256	None	LIBOR + 2.75%(1)	Jun 2011(2)	None
Crowne Plaza Jacksonville Riverfront	18,000	(3)	8.00%	Jul 2010(2)	None
Hilton Savannah DeSoto	23,000	(4)	6.06%	Jul 2017	25 years(5)
Hilton Wilmington Riverside	23,000	(4)	6.21%	Mar 2017	25 years(6)

Total	$72,256

(1)	The note bears a minimum interest rate of 4.75%.
(2)	The note may be extended for one 12-month period.
(3)	The note may not be prepaid prior to July 2009. A prepayment may be made following that date without penalty.
(4)	The note may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.
(5)	The note provides for payments of interest only until July 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(6)	The note provides for payments of interest only until March 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage loans, including interest	$98,295	$4,870	$35,428	$7,204	$50,793
Revolving credit facility, including interest	73,300	3,258	70,042	—	—
Ground, building and office leases	1,876	490	903	228	255

Totals	$173,471	$8,618	$106,373	$7,432	$51,048

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

Off Balance Sheet Arrangements. Through a joint venture with a Carlyle subsidiary, we own a 25.0% indirect, non-controlling interest in an entity (the “JV Owner”) that acquired the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida. We have the right to receive a pro rata share of operating surpluses and we have an obligation to fund our pro rata share of operating shortfalls. We also have the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The Crowne Plaza Hollywood Beach Resort is leased to another entity (the “Joint Venture Lessee”) in which we also own a 25.0% indirect, non-controlling interest.

Adjacent to the Crowne Plaza Hollywood Beach Resort is a three-acre hotel development site, which is leased by a joint venture entity. That entity, in which we also have a 25.0% indirect ownership interest, has an option to purchase the site, which is improved with a parking garage currently being used by the hotel. The purchase option expires in August 2011 and allows the site to be purchased at fair market value as determined by independent appraisal, but no less than $5.0 million or more than $10.0 million.

The acquisition of the property was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage, which has a two-year term maturing on August 1, 2009, was restructured on June 13, 2008 so that the first $35.6 million bears interest at a rate of LIBOR plus additional interest of 0.98%. The remaining $22.0 million bears a rate of LIBOR plus additional interest of 3.50%. Upon the restructure a fourth entity, in which we own a 25.0% indirect non-controlling interest purchased the $22.0 million junior participation for $19.0 million. The loan can be extended for three one-year periods. The JV Owner executed an interest rate cap agreement capping LIBOR at 6.25%, effectively limiting the interest rate on the mortgage to 8.19% through the maturity date of the loan without extension. Monthly interest-only payments are due throughout the term. The Crowne Plaza Hollywood Beach Resort secures the mortgage. We have provided limited guarantees to the lender with respect to this mortgage.

Carlyle owns a 75.0% controlling interest in both the JV Owner, the Joint Venture Lessee, the entity with the purchase option and the entity that holds the junior participation. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach without our consent. We account for our non-controlling 25.0% interest in both all these entities the JV Owner and the Joint Venture Lessee under the equity method of accounting.

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

The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to make distributions is constrained by the terms of the third amendment to our revolving credit facility. While it permits the minimum distributions that allow us to maintain our status as a REIT, it provides conditions that must be met before additional distributions can be made.

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

Geographic Concentration

Our hotels are located in North Carolina, Georgia, Maryland, Pennsylvania, Florida, Virginia and Indiana.

Competition

The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, ADR and RevPAR of our hotels or at hotel properties acquired in the future. We believe that brand recognition, location, the quality of the hotel, consistency of services provided, and price, are the principal competitive factors affecting our hotels.

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

There have been no charges for impairment of hotel properties recorded in 2008, 2007 or 2006.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2008. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect SFAS 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS 141(R)). FSP 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s life under SFAS 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. We are currently evaluating the impact of FSP 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how

derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We are currently evaluating what impact SFAS 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interest, which will be re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for entities with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating what impact SFAS 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141. SFAS 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We expect SFAS 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also established presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. We adopted SFAS 159 January 1, 2008, which had no material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning January 1, 2007. The adoption did not have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to prior practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, but was amended in February 2008 to defer the effective date for one year for certain non-financial assets and liabilities. We adopted SFAS 157 on January 1, 2008, which had no material impact on our financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classified the inputs used to measure fair value into the following hierarchy:

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

We endeavor to utilize the best available information in measuring fair value. Financial asset and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest-rate swap liability was valued by discounting expected future cash flows based on quoted prices for forward interest-rate contracts. As such, these derivative instruments are classified within level 2.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our revolving credit facility with BB&T required us to hedge at least one-half of the total commitment with an interest-rate swap, which we executed on August 8, 2006 on a notional amount of $30.0 million. As of December 31, 2008, derivative contracts with a fair value of approximately $1.9 million were included in accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars, swaps, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2008, we had $64.0 million of fixed-rate long-term debt and approximately $81.4 million of variable-rate debt. The weighted average interest rate on the fixed-rate long-term debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the revolving credit facility and the $30.0 million notional amount of the interest-rate swap executed August 8, 2006, as well as the balance of the mortgage on the Crowne Plaza Hampton Marina, to the extent that 30-day LIBOR exceeds 2.00%. Assuming that the amount outstanding under our credit facility remains at approximately $73.2 million, the balance at December 31, 2008, and assuming that the amount outstanding on the mortgage on the Crowne Plaza Hampton Marina remains at approximately $8.3 million, also the balance at December 31, 2008, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be approximately $514,000.

As of December 31, 2007, we had $55.0 million of fixed-rate long-term debt and approximately $34.4 million of variable-rate debt. The weighted average interest rate on the fixed-rate long-term debt was 6.76%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the revolving credit facility and the $30.0 million notional amount of the interest-rate swap executed August 8, 2006. Assuming that the amount outstanding under our credit facility remains at approximately $34.4 million, the balance at December 31, 2007, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be approximately $44,000.

Item  8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2009 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on our directors is incorporated by reference to the sections captioned “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our 2009 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in our 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of our 2009 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of our 2009 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2008 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2004 Long Term Incentive Plan(1)	—	—	280,387

Equity compensation plans not approved by security holders:
None
Total	N/A	N/A	N/A

(1)	On December 21, 2004, we granted 4,000 shares (1,000 each) of restricted stock to our independent directors that vested on December 21, 2005.

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

On February 6, 2008, we granted 6,000 shares (1,500 each) of restricted stock to our independent directors that vested on December 31, 2008.

On February 6, 2008, we granted 7,250 shares of stock to Mr. Andrew Sims, 3,550 shares of stock to Mr. William Zaiser and 1,813 shares of stock to Mr. David Folsom.

On January 1, 2009, we issued 10,000 shares of stock to Mr. David Folsom pursuant to the terms of his employment agreement dated January 9, 2006. These shares are included in the number of securities remaining available for future issuance at December 31, 2008.

On February 9, 2009, we granted 6,000 shares (1,500 each) of restricted stock to our independent directors that will vest on December 31, 2009.

On February 9, 2009, we granted 5,000 shares of stock to Mr. Andrew Sims, 2,400 shares of stock to Mr. William Zaiser and 1,250 shares of stock to Mr. David Folsom.

In January 2008, we adopted a Long Term Stock Bonus Program, a stock-based compensation program that is implemented in conjunction with our 2004 Long-Term Incentive Plan. The Long Term Stock Bonus Program covers a five year period, which commenced in 2007, and establishes a targeted amount of shares to be awarded to certain principal executive officers in each year, with 8,000 shares targeted annually for Mr. Andrew Sims, 4,000 shares targeted for Mr. William Zaiser and 2,000 shares targeted for Mr. David Folsom. Fifty percent of the targeted amount of shares will be deemed earned each year if the principal executive officer has been continuously employed by us for the full year. The remaining fifty percent of the shares each year will be awarded based on our Company’s and/or the principal executive officer’s performance in the following four areas: 1) FFO as compared with projections; 2) shareholder return for the year as compared with our peer group; 3) absolute shareholder return, comprised of stock appreciation from the first of each year, together with dividends paid during the year, with 12% as the annual target; and 4) achievement of individual goals. These four areas will be given equal weight, and within each of these four areas, the Nominating, Corporate Governance and Compensation Committee will determine what percentage of the category has been achieved by the principal executive officer and/or our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in our 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II – Ratification of Appointment of Accountants” in our 2009 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

The following exhibits are filed as part of this Form 10-K:

Exhibits
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

3.3	Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.(2)

4.	Form of Common Stock Certificate.(2)

10.1	MHI Hospitality Corporation 2004 Long-Term Incentive Plan.(2)*

10.1A	Form of Restricted Stock Award Agreement between MHI Hospitality Corporation and Participant*

10.2	Form of Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(3)*

10.3	Form of Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(3)*

10.4	Form of Strategic Alliance Agreement between MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services, LLC.(1)

10.5	Form of Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(4)

Exhibits
10.5A	Amendment Number 2, dated January 14, 2008 to the Master Management Agreement, dated December 21, 2004, as amended, by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(5)

10.6	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and MHI Hospitality, L.P.(6)

10.7	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and MHI Hospitality, L.P.(6)

10.8	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and MHI Hospitality, L.P.(2)

10.9	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and MHI Hospitality, L.P.(2)

10.10	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.(2)

10.11	Form of Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC.(2)

10.12	Form of Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.(2)

10.13	Form of Lease Agreement with MHI Hospitality TRS, LLC.(1)

10.14	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and MHI Hospitality, L.P.(7)

10.15	Form of Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.(2)

10.16	Loan Agreement dated as of July 22, 2006, by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company.(8)

10.17	Promissory Note dated as of July 22, 2006, made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company.(8)

10.18	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, MHI Hospitality, L.P., and MHI Hotels, LLC.(9)

10.19	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC.(10)

10.19A	Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(11)

10.19B	Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006.(11)

10.19C	Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(12)

10.20	Employment Agreement dated as of January 9, 2006, between MHI Hospitality Corporation and David R. Folsom.(13)*

10.20A	First Amendment, dated January 1, 2008, to the Employment Agreement, dated January 9, 2006, between MHI Hospitality Corporation and David R. Folsom.(5)

Exhibits
10.21	Credit Agreement dated as of May 8, 2006, among MHI Hospitality Corporation, MHI Hospitality, L.P., MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein and the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co Documentation Agent, Manufacturers and Traders Trust Company as Co Documentation Agent and Branch Banking and Trust Company.(14)

10.21A	First Amendment to Credit Agreement, dated August 1, 2007.(15)

10.21B	Second Amendment to Credit Agreement, dated April 15, 2008.(16)

10.21C	Third Amendment to Credit Agreement, dated February 18, 2009.(17)

10.22	Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP.(18)

10.22A	First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006.(18)

10.22B	Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006.(18)

10.23	Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and MHI Hospitality Corporation.(19)

10.24	Strategic Alliance Agreement dated September 8, 2006 by and among MHI Hospitality, L.P., MHI Hospitality Corporation and Coakley & Williams Hotel Management Company.(20)

10.25	Promissory Note dated March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company.(21)

10.26A	Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007.(22)

10.26B	Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(22)

10.26C	Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(22)

10.27	Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC.(12)

10.28	Purchase Agreement between MHI Hospitality Corporation and VanTampa Plaza Hotel, Inc. dated July 16, 2007.(15)

10.29	Employment Agreement dated May 25, 2007 between MHI Hospitality Corporation and Julia Farr Connolly.(23)

10.30	Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L. C., to the order of MONY Life Insurance Company.(15)

10.31	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008.(24)

10.32	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998.(24)

10.33	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A.(24)

Exhibits
10.34	Indenture of Trust between Hampton Redevelopment and Housing Authority and Crestar Bank dated December 1, 1998.(24)

10.35	Promissory Note by MHI Hotel Investments Holdings, LLC, dated February 9, 2009.(25)

10.36	Guaranty by MHI Hospitality Corporation, dated February 9, 2009.(25)

21.1	List of Subsidiaries of MHI Hospitality Corporation.

23.1	Consent of Witt Mares, PLC.

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 4 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 29, 2004. (333-118873)
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 2 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 2, 2004. (333-118873)
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004. (333-118873)
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004. (333-118873)
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005.
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.

(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 23, 2006.
(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.
(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.
(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006.
(19)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.
(20)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.
(21)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007.
(22)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.
(23)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 7, 2007.
(24)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008.
(25)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.
*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2009

MHI HOSPITALITY CORPORATION

By:	/s/ ANDREW M. SIMS
Andrew M. Sims President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	President, Chief Executive Officer and Chairman of the Board of Directors	March 25, 2009

/s/ WILLIAM J. ZAISER William J. Zaiser	Chief Financial Officer and Secretary	March 25, 2009

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Accounting Officer	March 25, 2009

/s/ J. PAUL CAREY J. Paul Carey	Director	March 25, 2009

/s/ JAMES. P. O’HANLON James P. O’Hanlon	Director	March 25, 2009

/s/ CHRISTOPHER L. SIMS Christopher L. Sims	Director	March 25, 2009

/s/ KIM E. SIMS Kim E. Sims	Director	March 25, 2009

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 25, 2009

/s/ ANTHONY C. ZINNI General Anthony C. Zinni	Director	March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MHI Hospitality Corporation

Williamsburg, Virginia 23188

We have audited the accompanying consolidated balance sheets of MHI Hospitality Corporation and subsidiaries as of December 31, 2008 and 2007, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation. MHI Hospitality Corporation’s management is responsible for these consolidated financial statements and financial statement schedules. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MHI Hospitality Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Witt Mares, PLC
Witt Mares, PLC

Norfolk, Virginia
March 9, 2009

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Investment in hotel properties, net	$154,295,611	$109,430,559
Properties under development	33,101,773	31,237,237
Investment in joint venture	10,253,732	5,583,072
Cash and cash equivalents	1,719,147	3,988,700
Restricted cash	2,573,444	1,750,029
Accounts receivable, net	1,352,203	1,666,417
Accounts receivable-affiliate	53,795	11,814
Prepaid expenses, inventory and other assets	4,603,118	2,550,112
Note receivable, net	100,000	400,000
Shell Island lease purchase, net	1,852,941	2,264,705
Deferred financing costs, net	1,312,670	1,076,345

TOTAL ASSETS	$211,218,434	$159,958,990

LIABILITIES
Line of credit	$73,187,858	$34,387,858
Mortgage loans	72,256,168	55,000,000
Accounts payable and accrued liabilities	11,451,976	8,478,441
Dividends and distributions payable	—	1,807,883
Advance deposits	546,236	408,912

TOTAL LIABILITIES	157,442,238	100,083,094

Minority interest in operating partnership	17,461,147	19,689,453

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,939,613 shares and 6,897,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	69,396	68,970
Additional paid in capital	48,586,775	48,321,505
Distributions in excess of retained earnings	(12,341,122)	(8,204,032)

TOTAL STOCKHOLDERS’ EQUITY	36,315,049	40,186,443

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,218,434	$159,958,990

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
REVENUE
Rooms department	$48,088,703	$46,544,928	$43,902,272
Food and beverage department	18,417,430	19,549,325	19,140,975
Other operating departments	4,256,599	3,720,126	4,198,550

Total revenue	70,762,732	69,814,379	67,241,797
EXPENSES
Hotel operating expenses
Rooms department	13,588,565	12,265,770	12,105,920
Food and beverage department	13,426,296	13,661,511	13,006,643
Other operating departments	837,751	865,256	868,631
Indirect	28,016,410	25,084,554	24,230,330

Total hotel operating expenses	55,869,022	51,877,091	50,211,524
Depreciation and amortization	6,346,222	5,050,234	4,916,721
Corporate general and administrative	2,940,979	3,137,349	2,591,180

Total operating expenses	65,156,223	60,064,674	57,719,425

NET OPERATING INCOME	5,606,509	9,749,705	9,522,372
Other income (expense)
Interest expense	(6,811,460)	(4,211,785)	(4,261,422)
Interest income	72,547	132,715	253,954
Impairment of note receivable	(300,000)	—	—
Equity income (loss) in joint venture	48,496	(1,023,083)	—
Unrealized loss on hedging activities	(691,268)	(771,792)	(176,729)
Gain (Loss) on disposal of assets	(320,533)	(239,664)	48,853

Net income (loss) before minority interest in operating partnership and income taxes	(2,395,709)	3,636,096	5,387,028
Minority interest in operating partnership	322,127	(1,362,967)	(1,889,387)
Income tax (provision) benefit	1,475,695	187,888	(253,966)

Net income (loss) from continuing operations	(597,887)	2,461,017	3,243,675
Net loss from discontinued operations, net	—	—	(62,663)

NET INCOME (LOSS)	$(597,887)	$2,461,017	$3,181,012

Continuing operations per share
Basic	$(0.09)	$0.36	$0.48
Diluted	$(0.09)	$0.36	$0.48
Discontinued operations per share
Basic	$0.00	$0.00	$(0.01)
Diluted	$0.00	$0.00	$(0.01)
Net income (loss) per share
Basic	$(0.09)	$0.36	$0.47
Diluted	$(0.09)	$0.36	$0.47
Weighted average number of shares outstanding
Basic	6,937,234	6,843,736	6,708,526
Diluted	6,973,731	6,903,736	6,775,775

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total
	Shares	Par Value
Balances at December 31, 2005	6,704,000	$67,040	$47,760,347	$(4,611,491)	$43,215,896
Net income	—	—	—	3,181,012	3,181,012
Issuance of restricted common stock awards	8,000	80	72,920	—	73,000
Amortization of deferred stock grants	—	—	114,000	—	114,000
Dividends declared	—	—	—	(4,562,120)	(4,562,120)

Balances at December 31, 2006	6,712,000	67,120	47,947,267	(5,992,599)	42,021,788
Net income	—	—	—	2,461,017	2,461,017
Issuance of restricted common stock awards	15,000	150	145,710	—	145,860
Conversion of units in operating partnership to common stock	170,000	1,700	114,528	—	116,228
Amortization of deferred stock grants	—	—	114,000	—	114,000
Dividends declared	—	—	—	(4,672,450)	(4,672,450)

Balances at December 31, 2007	6,897,000	68,970	48,321,505	(8,204,032)	40,186,443
Net loss	—	—	—	(597,887)	(597,887)
Issuance of restricted common stock awards	42,613	426	151,270	—	151,696
Amortization of deferred stock grants	—	—	114,000	—	114,000
Dividends declared	—	—	—	(3,539,203)	(3,539,203)

Balances at December 31, 2008	6,939,613	$69,396	$48,586,775	$(12,341,122)	$36,315,049

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(597,887)	$2,461,017	$3,181,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,346,222	5,050,234	5,053,589
Equity in (income) loss of joint venture	(48,496)	1,023,083	—
(Gain) loss on disposal of assets	320,533	239,664	(48,853)
Unrealized loss on hedging activities	691,268	771,792	176,729
Amortization of deferred financing costs	376,241	282,170	236,309
Charges related to equity-based compensation	265,696	259,860	187,000
Impairment of note receivable	300,000	—	—
Minority interest in operating partnership	(322,127)	1,362,967	1,852,888
Changes in assets and liabilities:
Restricted cash	(51,439)	(58,818)	356,676
Accounts receivable	314,214	477,009	(48,233)
Inventory, prepaid expenses and other assets	(2,750,024)	(1,443,084)	(54,720)
Accounts payable and accrued liabilities	2,275,022	2,276,660	(85,596)
Advance deposits	137,324	(100,172)	242,427
Due from affiliates	(41,981)	184,045	46,503

Net cash provided by operating activities	7,214,566	12,786,427	11,095,731

Cash flows from investing activities:
Acquisition of hotel properties	(2,094,042)	(13,822,910)	(7,736,380)
Improvements and additions to hotel properties	(44,443,519)	(19,434,274)	(6,998,616)
Contributions to joint venture	(4,771,481)	(6,606,155)	—
Distributions from joint venture	149,317	—	—
Funding of restricted cash reserves	(1,621,333)	(1,409,263)	(1,453,418)
Proceeds from restricted cash reserves	849,357	2,240,288	3,082,531
Proceeds from sale of hotel properties	—	—	146,128
Proceeds of note receivable	—	4,030,000	—

Net cash used in investing activities	(51,931,701)	(35,002,314)	(12,959,755)

Cash flows from financing activities:
Minority partner distributions	(2,541,573)	(2,556,023)	(2,657,173)
Dividends paid	(4,704,448)	(4,672,450)	(4,560,760)
Proceeds from line of credit	38,800,000	19,159,626	11,728,232
Proceeds of mortgage refinancing	11,996,168	13,851,780	—
Payment of deferred financing costs	(612,565)	(564,958)	(622,751)
Payment of mortgage loans	(490,000)	(458,879)	(1,079,843)

Net cash provided by financing activities	42,447,582	24,759,096	2,807,705

Net increase (decrease) in cash and cash equivalents	(2,269,553)	2,543,209	943,681
Cash and cash equivalents at the beginning of the year	3,988,700	1,445,491	501,810

Cash and cash equivalents at the end of the year	$1,719,147	$3,988,700	$1,445,491

Supplemental disclosures:
Cash paid during the year for interest	$7,714,781	$4,841,486	$4,104,236

Cash paid during the year for income taxes	$158,240	$457,899	$326,051

Non-cash investing and financing activities:
Seller’s note on sale of Holiday Inn Downtown Williamsburg	$—	$—	$4,430,000

Refinance of mortgage notes	$5,260,000	$23,148,220	$—

Assumption of existing indebtedness on purchase of hotel properties	$5,750,000	$—	$—

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service upper-upscale, upscale and mid-scale hotels located in primary and secondary markets in the Mid-Atlantic, Southeastern and Midwest regions of the United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 65.0% by the Company as of December 31, 2008, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

Significant transactions occurring during the current and two prior fiscal years include the following:

On August 10, 2006, the Company sold the Holiday Inn Downtown, in Williamsburg, VA for $4.75 million. The Company agreed to take back three promissory notes that totaled $4.33 million from the purchaser and received the remainder of the purchase price in cash. Promissory notes in the amount of $2.63 million, $1.4 million and $0.4 million were obtained from the purchaser with interest-only payments due monthly bearing rates of 8.0%, 8.5% and 8.0%, respectively. On February 6, 2007, the first of the three promissory notes was satisfied with a payment of $2.63 million. On March 14, 2007, the second of the three promissory notes was satisfied with a payment of $1.4 million. In August 2008, the property was sold at auction for less than the total mortgage indebtedness on the property. The Company is pursuing the collection of the note, which was guaranteed by individuals affiliated with the purchaser and has taken a $0.3 million charge for impairment.

On September 20, 2006, the Company purchased the 186-room Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The hotel is located directly on the Ohio River, with unimpeded views of the Louisville skyline, and access to the center of downtown Louisville. The Company closed the hotel for extensive renovations and re-opened the hotel as the Sheraton Louisville Riverside in May 2008. The purchase was structured to meet the requirements of an Internal Revenue Code Sec. 1031 like-kind exchange, enabling the Company to defer tax on all capital gains on the sale in August 2006 of its Williamsburg property. On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, was used to fund renovations to the property. The new mortgage matures March 29, 2017 and bears interest at a rate of 6.21%, with payments of interest-only due for the first 24 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule.

On April 26, 2007, the Company entered into a program agreement and related operating agreements with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”). The agreements provide for the formation of entities to be jointly owned by the Company and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, the Company will offer the joint venture the first right to acquire potential investment opportunities identified by the Company with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture through April 2010. Carlyle will fund up to 90% of the equity of an

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition, and the Company will provide between 10.0% and 25.0%. The Company will receive an asset management fee of 1.5% of the gross revenues of the hotels owned by the venture. In addition, the Company will have a first right of offer with respect to any investment disposed by the joint venture. It is expected that hotels acquired by the joint venture will be managed by MHI Hotels Services, LLC (“MHI Hotels Services”).

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

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds were issued to the Company. The remainder of the proceeds was used to fund renovations to the property. The new mortgage matures August 1, 2017 and bears interest at a rate of 6.06%, with payments of interest-only due for the first 36 months. Thereafter, payments of interest and principal are required under a 25-year amortization schedule.

On August 8, 2007, through its joint venture program with Carlyle, the Company completed the acquisition of the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida for $74.0 million, with Carlyle retaining a 75.0% equity position. A portion of the $74.0 million purchase price was financed with a two-year $57.6 million non-recourse loan from Société Générale. The loan has three one-year extensions and is interest-only bearing a rate of LIBOR plus 1.94%. The hotel is managed by MHI Hotels Services. The Company receives an asset management fee of 1.5% of gross revenues of the hotel in addition to its share of the operating profits and proceeds of sale pursuant to the joint venture agreement.

On October 29, 2007, the Company completed the purchase of a 250-room hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, for the approximately $13.8 million, including transfer costs. The hotel is located in Tampa’s Westshore corridor and is within two miles of the Tampa International Airport. The Company made extensive renovations and re-opened the hotel as the Crowne Plaza Tampa Westshore in March 2009. The Company financed the acquisition with funds drawn on its credit facility.

On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million thereby enabling the Company to borrow up to $80.0 million under the credit agreement.

On April 24, 2008, the Company purchased the 172-room Hampton Marina Hotel in Hampton, Virginia for approximately $7.8 million, including transfer costs. To facilitate the purchase, a subsidiary of the Company assumed $5.75 million of existing indebtedness. The Company made significant renovations to re-brand the hotel as is consistent with the Company’s repositioning strategy. In October 2008, the Company completed the hotel’s conversion to the Crowne Plaza Hampton Marina.

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

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2008, the Company closed a $9.0 million refinancing of the existing indebtedness on the property in Hampton, Virginia. At closing, the Company paid approximately $0.5 million and accessed approximately $5.5 million of the proceeds in order to retire the existing indebtedness and pay closing costs. The remainder of the proceeds, approximately $3.5 million has funded a product improvement plan for the hotel in connection with the Crowne Plaza licensing. The new mortgage matures June 30, 2011, requires monthly payments of interest and bears a rate of LIBOR plus 2.75%, but no less than 4.75%, payable monthly during the term. The loan can be extended for one 12-month period.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Properties Under Development—Investments in hotel properties that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. As of December 31, 2008, the property in Tampa, Florida, which opened as the Crowne Plaza Tampa Westshore in March 2009, was under development. As of December 31, 2007, there were two properties under development; one, in Jeffersonville, Indiana which opened in May 2008 as the Sheraton Louisville Riverside, as well as the property in Tampa, Florida.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was $1,602,053, $1,018,949 and $183,634, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk—The Company holds cash accounts at several institutions in excess of the FDIC protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. Management monitors, on a regular basis, the financial condition of the financial institutions along with the balances there on deposit to minimize the Company’s potential risk.

Restricted Cash—Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreement with The Mutual of New York Life Insurance Company (“MONY”). MONY holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. Also included is a reserve for replacement of furniture, fixtures and equipment pursuant to the Company’s mortgage agreement with the AFL-CIO Building Investment Trust which holds the mortgage on the Crowne Plaza Jacksonville Riverfront.

Inventories—Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees—Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2008 and 2007 were $359,352 and $347,862, respectively. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $38,510, $25,950 and $29,891, respectively.

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

The Company is party to an interest-rate swap agreement on a notional amount of $30.0 million as required under its credit facility agreement for the purpose of hedging interest rate risk. The Company has not designated the interest-rate swap as a cash flow hedge and does not apply hedge accounting. Changes in the value of the interest-rate swap agreement are reported in the Company’s earnings. At December 31, 2008 and 2007, the interest-rate swap agreement had an estimated fair value of $(1,871,762) and $(1,180,494), respectively, and is included in accounts payable and other accrued liabilities.

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

Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and rentals from restaurant tenants, rooftop leases and gift shop operators.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.

Stock-based Compensation—The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted (non-vested) stock and performance share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 120,263 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 34,263 restricted shares issued to certain executives and employees, and 26,000 restricted shares issued to its independent directors. The 60,000 shares granted under the deferred stock award vest over five years. Of those shares, only 20,000 shares have vested. Another 14,000 shares were issued on January 14, 2008, but do not vest until

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2011. The 34,263 restricted shares issued to certain of the Company’s executives and employees have all vested. The restricted shares awarded to the Company’s independent directors vest at the end of the year of service for which the shares were awarded.

The value of the award is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of December 31, 2008, no performance-based stock awards have been issued. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan for the years ended December 31, 2008, 2007 and 2006 was $175,010, $277,156, and $150,800, respectively.

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

New Accounting Pronouncements— In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was required to be adopted by the Company beginning January 1, 2007. The adoption did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to prior practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, but was amended in February 2008 to defer the effective date for one year for certain non-financial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008, which had no material impact on its financial statements.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classified the inputs used to measure fair value into the following hierarchy:

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

The Company endeavors to utilize the best available information in measuring fair value. Financial asset and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s interest-rate swap liability was valued by discounting expected future cash flows based on quoted prices for forward interest-rate contracts. As such, these derivative instruments are classified within level 2.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also established presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted SFAS 159 on January 1, 2008, which had no material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141. SFAS 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interest, which will be re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for entities with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating what impact SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The Company is currently evaluating what impact SFAS 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS 141(R)). FSP 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s life under SFAS 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

3. Acquisition of Hotel Properties

Hampton Acquisition. On April 24, 2008, the Company acquired the 172-room former Hampton Marina Hotel in Hampton, Virginia, for approximately $7.8 million, including transfer costs. To facilitate the purchase, a subsidiary of the Company assumed $5.75 million of existing indebtedness. The allocation of the purchase price, including transfer costs, based on their fair values was as follows (in thousands):

Hampton Marina Hotel
Land and land improvements	$1,061
Buildings and improvements	6,733
Furniture, fixtures and equipment	50

$7,844

The results of operation are included in the Company’s consolidated financial statements of operations from the date of acquisition of this hotel. The following pro forma financial information presents the results of operations of the Company for the years ended December 31, 2008 and 2007 as if the purchase of the property in Hampton, Virginia had taken place on January 1, 2007. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2007, or of future results of operations (in thousands, except per share data):

	2008	2007
	(unaudited)	(unaudited)
Pro forma revenues	$71,606,271	$74,191,202
Pro forma operating expenses	66,482,054	64,701,025
Pro forma operating income	5,124,217	9,490,177
Pro forma net income (loss)	(846,707)	2,222,505
Pro forma earnings (loss) per share	(0.12)	0.33
Pro forma common shares	6,937	6,826

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

$13,823

Louisville Acquisition. On September 20, 2006, the Company purchased the Louisville Ramada Riverfront Inn, located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs. The allocation of the purchase price to the acquired assets based on their fair values was as follows (in thousands):

Louisville Ramada Riverfront Inn
Land and land improvements	$782
Buildings and improvements	6,891
Furniture, fixtures and equipment	63

$7,736

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Land and land improvements	$14,748	$12,586
Buildings and improvements	139,752	101,205
Furniture, fixtures and equipment	27,484	19,470

	181,984	133,261
Less: accumulated depreciation	(27,688)	(23,830)

	$154,296	$109,431

5. Credit Facility

As of December 31, 2008, the Company had a secured, revolving credit facility that enabled the Company to borrow up to $80.0 million, subject to borrowing base and loan-to-value limitations, with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On August 1, 2007, the Company entered into an amendment to its credit agreement reducing the rate of interest on the credit facility by 0.375%, reducing the capitalization rate to 8.5% from 10.0% for purposes of determining the asset value of the collateral for the credit facility and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. The Company had borrowings under the credit facility of approximately $73.2 million and approximately $34.4 million at December 31, 2008 and 2007, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The credit facility matures during May 2011 and bears interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125%. On December 31, 2008, LIBOR was 0.436%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The credit facility is secured by the Holiday Inn Brownstone in Raleigh North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At December 31, 2008, the four properties had a net carrying value of approximately $91.6 million. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. (See Note 15, Subsequent Events, for information on an amendment to the credit facility effective February 18, 2009.)

6. Mortgage Debt

As of December 31, 2008, the Company had approximately $72.3 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on our hotels.

Property	Balance Outstanding as of		Interest Rate	Maturity Date	Amortization Provisions	Prepayment Penalties
	December 31, 2008	December 31, 2007
Crowne Plaza Hampton Marina	$8,256,168	$—	LIBOR plus 2.75%, Minimum 4.75%(1)	06/2011(2)	Interest Only	N
Crowne Plaza Jacksonville Riverfront	18,000,000	18,000,000	8.00%	07/2010(2)	Interest Only	Y
Hilton Savannah DeSoto	23,000,000	14,000,000	6.06%	08/2017	25 years(3)	Y
Hilton Wilmington Riverside	23,000,000	23,000,000	6.21%	03/2017	25 years(4)	Y

Total	$72,256,168	$55,000,000

(1)	At December 31, 2008, the variable rate in effect for the mortgage on the Crowne Plaza Hampton Marina rate was 4.75%.

(2)	The mortgages on the Crowne Plaza Hampton Marina and the Crowne Plaza Jacksonville Riverfront may each be extended for one 12-month period.

(3)	The mortgage on the Hilton Savannah DeSoto has a 36-month interest-only period that expires in July 2010. Thereafter, the debt will amortize on a 25-year amortization schedule.

(4)	The mortgage on the Hilton Wilmington Riverside has a 24-month interest-only period that expires in March 2010. Thereafter, the debt will amortize on a 25-year amortization schedule.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2008, the Company closed a $9.0 million refinancing of the mortgage on the property in Hampton, Virginia. Approximately $5.5 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. The remaining portion of the proceeds totaling approximately $3.5 million has funded a product improvement plan for the hotel in connection with its Crowne Plaza licensing.

On August 2, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Savannah DeSoto. Approximately $9.6 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. At closing, approximately $2.4 million of the proceeds was issued to the Company. The remaining $11.0 million of the proceeds has funded a product improvement plan for the hotel in connection with the Hilton relicensing.

On March 29, 2007, the Company closed a $23.0 million refinancing of the mortgage on the Hilton Wilmington Riverside. Approximately $13.8 million of the proceeds were used to satisfy the existing indebtedness. The remainder of the proceeds, approximately $9.2 million, was used to fund renovations to the property in connection with its Hilton relicensing.

Total debt maturities, without respect to any extension of loan maturity, as of December 31, 2008 were as follows (in thousands):

December 31, 2009	$262
December 31, 2010	18,580
December 31, 2011	9,856
December 31, 2012	910
December 31, 2013	967
Thereafter	42,425

Total future maturities	$73,000
Less: Funds remaining to be drawn on the Crowne Plaza Hampton Marina mortgage	(744)

Mortgage loan balance, December 31, 2008	$72,256

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases—The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2008, 2007 and 2006 was $63,740, $43,180 and $43,180, respectively.

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

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For the years ended December 31, 2008, 2007 and 2006, rent expense was $95,482, $95,482 and $82,564, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for the year ended December 31, 2008, 2007 and 2006 was $168,138, $168,138 and $168,603, respectively.

The Company leases approximately 1,700 square feet of office space in Williamsburg, Virginia under a two-year lease that expired August 31, 2008 and which has been renewed for an additional year. For the years ended December 31, 2008, 2007 and 2006, rent expense was $43,256, $41,996 and $13,860, respectively.

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. For the year ended December 31, 2008, rent expense was $22,400.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expired September 18, 2007. A new operating lease has been executed requiring annual payments of $4,961 and expires September 18, 2012. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $4,961, $4,720 and $4,638, respectively.

A schedule of minimum future lease payments is as follows:

2009	$489,931
2010	461,903
2011	441,038
2012	132,059
2013	95,482
2014 and thereafter	254,619

Total	$1,875,032

Management Agreement—Each of the operating hotels that the Company owned at December 31, 2008 operate under a ten-year master management agreement with MHI Hotels Services which expires between December 2014 and July 2015 (see Note 9).

Franchise Agreements—As of December 31, 2008, the Company’s hotels, except for those under development, operated under franchise licenses from national hotel companies. A franchise license has also been obtained for the Crowne Plaza Tampa Westshore, which opened in March 2009. Under the franchise agreements,

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between March 2011 and January 2024.

Restricted Cash Reserves—The Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required to establish a property improvement fund for each of these two hotels to cover the cost of replacing capital assets at the properties. Contributions to the property improvement fund are based on a percentage of gross revenues or receipts at each hotel equating to 4.0%.

Pursuant to the terms of the mortgage on the Crowne Plaza Jacksonville Riverfront, the Company is required to contribute 4.0% of room revenues to a property improvement fund that commenced with the completion of the renovations at the property.

Litigation—The Company is not involved in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company. The Company is involved in routine litigation arising out of the ordinary course of business, all of which the Company expects to be covered by insurance and none of which it expects will have a material impact on its financial condition or results of operations.

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

In June 2006, the Company issued 8,000 shares of restricted common stock to its independent directors and non-executive employees. In January 2007, the Company issued 13,500 shares of restricted stock to certain of its principal executives and independent directors. In March 2007, two holders of units in the Operating Partnership redeemed 120,000 units for an equivalent number of shares of the Company’s common stock. In April 2007, the Company issued 1,500 shares of restricted stock to a new independent director. In August 2007, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock. On January 1, 2008 and January 14, 2008, the Company issued 10,000 non-restricted and 14,000 restricted shares, respectively, to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. On February 6, 2008, the Company issued 18,613 shares of restricted stock to certain executives and independent directors. As of December 31, 2008, the Company had 6,939,613 shares of common stock outstanding.

Warrants—The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares—The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2008, there were no shares of preferred stock outstanding.

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partners or the stockholders of the Company. As of December 31, 2008, the total number of Operating Partnership units outstanding was 3,737,607, with a fair market value of approximately $4.7 million based on the price per share of the common stock on that date.

9. Related Party Transactions

As of December 31, 2008, the members of MHI Hotels Services (a company that is majority-owned and controlled by our chief executive officer, our chief financial officer and two members of the board of directors) owned approximately 2.2% of the Company’s outstanding common stock and 2,218,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable—At December 31, 2008 and 2007, the Company was due $53,795 and $11,814, respectively, from MHI Hotels Services.

Shell Island Sublease—The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the years ended December 31, 2008, 2007 and 2006, the Company earned $640,000 per year in leasehold revenue.

Sublease of Office Space—The Company subleases office space in Greenbelt, Maryland from MHI Hotels Services. For the years ended December 31, 2008, 2007 and 2006, rent expense related to the sublease totaled $38,580, $38,040 and $38,010, respectively.

Strategic Alliance Agreement—On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements—Each of the operating hotels that the Company owned at December 31, 2008, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and July 2015. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of the that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

For the years ended December 31, 2008, 2007 and 2006, the Company paid MHI Hotels Services $2,073,211, $2,186,166 and $1,768,912, respectively, in management fees.

Employee Medical Benefits—The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. For the years ended December 31, 2008, 2007 and 2006, the Company paid $1,792,066, $1,610,386 and $1,680,066, respectively, for benefits.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction Management Services—The Company has engaged MHI Hotels Services to manage the renovations of the Hilton Philadelphia Airport, the Crowne Plaza Jacksonville Riverfront, the Hilton Wilmington Riverside, and the Sheraton Louisville Riverside. For the years ended December 31, 2008, 2007 and 2006, the Company paid $0, $500,000 and $312,000, respectively, in construction management fees.

Charter Vessel Rental—The Company leased the “Jacksonville Princess”, a charter vessel docked adjacent to the Crowne Plaza Jacksonville Riverfront from MHI Hotels, Inc., an affiliate of MHI Hotels Services on an event-by-event basis for guests of the hotel. Charter rentals for the years ended December 31, 2008, 2007 and 2006 were $0, $66,145 and $137,119, respectively. Beginning June 1, 2007, the Company no longer chartered the “Jacksonville Princess” from MHI Hotels, Inc., but sold catering services to MHI Hotels, Inc. for events on the charter vessel. For the years ended December 31, 2008 and 2007, total sales of catering services to MHI Hotels, Inc. was $0 and $46,846, respectively.

10. Retirements Plans

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provisions. Company contributions to the plan for the years ended December 31, 2008, 2007 and 2006 were $42,385, $37,951 and $32,623.

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

	December 31, 2008	December 31, 2007
ASSETS
Investment in hotel properties, net	$74,244,478	$76,275,909
Cash and cash equivalents	1,110,474	1,981,885
Restricted cash	1,026,166	1,001,196
Accounts receivable	193,907	107,381
Prepaid expenses, inventory and other assets	1,532,291	1,541,164

TOTAL ASSETS	$78,107,316	$80,907,535

LIABILITIES
Mortgage loan, net	35,600,000	57,600,000
Accounts payable and other accrued liabilities	1,112,040	794,716
Advance deposits	380,450	180,096

TOTAL LIABILITIES	37,092,490	58,574,812

TOTAL MEMBERS’ EQUITY	41,014,825	22,332,723

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$78,107,316	$80,907,535

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2007	Period from May 25, 2007 through December 31, 2007
Revenue
Rooms department	$10,185,886	$1,521,182
Food and beverage department	1,793,802	330,993
Other operating departments	1,206,256	115,409

Total revenue	13,185,944	1,967,584
Expenses
Hotel operating expenses
Rooms department	2,290,422	459,465
Food and beverage department	1,889,040	397,789
Other operating departments	541,498	81,608
Indirect	6,712,275	1,303,286

Total hotel operating expenses	11,433,235	2,242,149
Depreciation and amortization	2,182,636	543,078
Start-up expenses	—	(1,555,618)
General and administrative	117,385	9,033

Total operating expenses	13,733,256	4,349,878

Operating loss	(547,312)	(2,382,294)
Gain on extinguishments of debt	3,000,000	—
Interest expense	(2,283,675)	(1,727,996)
Interest income	24,970	17,955

Net income (loss)	$193,983	$(4,092,335)

12. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations
Current:
Federal	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and local	176	176	—	108	108	—	441	441	—

	176	176	—	108	108	—	441	441	—

Deferred:
Federal	(1,385)	(1,385)	—	(263)	(263)	—	(266)	(149)	(117)
State and local	(267)	(267)	—	(33)	(33)	—	(69)	(38)	(31)

	(1,652)	(1,652)	—	(296)	(296)	—	(335)	(187)	(148)

	$(1,476)	$(1,476)	$—	$(188)	$(188)	$—	$106	$254	$(148)

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax expense to the Company’s provision for (benefit from) income tax is as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Statutory federal income tax expense	$(815)	$1,239	$1,748
Effect of non-taxable REIT income	(570)	(1,502)	(2,014)
State income tax provision	(91)	75	372

	$(1,476)	$(188)	$106

As of December 31, 2008 and 2007, the Company had a net deferred tax asset of approximately $3.0 million and $1.34 million, respectively, of which, approximately $2.8 million and $1.1 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized. As of December 31, 2008 and 2007, approximately $0.2 million, of the deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort that are not currently deductible, but will be amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, vacation and sick pay. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations for the property for the years ended December 31, 2006 were as follows:

Year ended December 31, 2006
Revenue
Rooms department	$1,304,020
Food and beverage department	456,148
Other operating departments	36,092

Total revenue	1,796,260
Expenses
Hotel operating expenses
Rooms department	513,729
Food and beverage department	471,662
Other operating departments	25,296
Indirect	895,874

Total hotel operating expenses	1,906,561
Depreciation and amortization	136,869

Total operating expenses	2,043,430

Net operating loss	(247,170)
Minority interest in operating partnership	36,500
Income tax benefit	148,007

Net loss from discontinued operations	$(62,663)

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

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Net income (loss)	$(597,887)	$2,461,017	$3,181,012
Basic:
Weighted average number of common shares outstanding	6,937,234	6,843,736	6,708,526
Net income (loss) per share—basic	$(0.09)	$0.36	$0.47
Diluted:
Dilutive awards	26,000	60,000	69,000
Diluted weighted average number common shares outstanding	6,973,731	6,903,736	6,775,775
Net income (loss) per share—diluted	$(0.09)	$0.36	$0.47

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

14. Quarterly Operating Results (Unaudited)

	Quarters Ended 2008
	March 31	June 30	September 30	December 31
Total revenue	$15,517,461	$20,454,929	$17,181,909	$17,608,433
Total operating expenses	14,937,132	17,522,844	16,365,257	16,330,990
Net operating income	580,329	2,932,084	816,652	1,277,443
Net income (loss)	(483,417)	1,344,829	(523,773)	(935,526)
Earnings per share (basic and diluted):	(0.07)	0.19	(0.08)	(0.13)

	Quarters Ended 2007
	March 31	June 30	September 30	December 31
Total revenue	$16,918,926	$19,374,181	$16,726,771	$16,794,501
Total operating expenses	14,944,598	16,006,926	14,428,518	14,684,632
Net operating income	1,974,328	3,367,255	2,298,253	2,109,869
Net income (loss)	602,503	1,442,806	409,118	6,589
Earnings per share (basic and diluted):	0.09	0.21	0.06	0.00

15. Subsequent Events

On January 12, 2009, the Company authorized the payment of a quarterly dividend (distribution) of $0.01 per share (unit) to the stockholders (and unit holders of MHI Hospitality, L.P.) of record as of March 20, 2009. The dividend (distribution) is to be paid March 30, 2009.

On February 9, 2009, the Company issued 6,000 shares of restricted stock to its independent directors and 8,650 shares of restricted stock to its principal executive officers under the Company’s 2004 Long-Term Incentive Plan.

On February 9, 2009, the indirect subsidiary of the Company, which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture entity, for the purpose of improving the Company’s liquidity. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle entity approximates the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The Company expects that the mortgage will be refinanced and the proceeds of such refinancing will be available to repay the loan from the Carlyle entity.

On February 19, 2009, the Company entered into a third amendment to its credit agreement with BB&T, as administrative agent and lender, to address certain financial covenants including the Company’s total leverage ratio. The amendment establishes new methodologies for valuing the Company’s existing hotel properties under renovation and corrects previous oversights in the original credit agreement. As a result, in addition to waiving potential financial covenant defaults for 2008, the amendment establishes a new valuation category and methodology for properties under renovation.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendment increases the Company’s interest rate spread for its variable LIBOR-based interest rate by 1.125% establishing a new spread range from 2.75% to 3.25% based on the Company’s total leverage ratio and adds a new one hundred basis point spread to the prime rate charged by the lenders. It also eases the Company’s total leverage ratio test by increasing the Company’s total maximum permitted leverage from 55.0% to 62.5% of the total value of the Company’s assets; establishes new limitations on cash distributions that the Company may pay to stockholders to a level necessary to maintain the Company’s REIT qualification, until such time as the Company meets certain liquidity and other tests; requires the Company to add the Company’s hotel property in Laurel, Maryland to the credit agreement’s borrowing base; and provides for fixed valuations of certain of the Company’s hotel properties, for purposes of determining compliance with various financial covenants, through April 2010.

MHI HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2008

(in thousands)

	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End of Year			Accumulated Depreciation
Description	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
Crowne Plaza Hampton Marina Hampton, Virginia	$1,061	$6,733	$33	$2,457	$1,094	$9,190	$10.284	$(137)
Crowne Plaza Jacksonville Riverfront Jacksonville, Florida	7,090	14,604	47	2,284	7,137	16,888	24,025	(1,500)
Crowne Plaza Tampa Westshore Tampa, Florida	4,153	9,670	—	19,279	4,153	28,949	33,102	—
Hilton Philadelphia Airport Philadelphia, Pennsylvania	2,100	22,031	44	2,390	2,144	24,421	26,565	(2,698)
Hilton Savannah DeSoto Savannah, Georgia	600	13,562	—	8,184	600	21,746	22,346	(2,875)
Hilton Wilmington Riverside Wilmington, North Carolina	785	16,829	98	9,574	883	26,403	27,286	(5,056)
Holiday Inn Brownstone Raleigh, North Carolina	815	7,416	—	1,078	815	8,494	9,309	(1,852)
Holiday Inn Laurel West Laurel, Maryland	900	9,443	205	1,932	1,105	11,375	12,480	(1,468)
Sheraton Louisville Riverside Jeffersonville, Indiana	782	6,891	188	14,344	970	21,235	22,205	(453)

	$18,286	$107,179	$615	$61,522	$18,901	$168,701	$187,602	$(16,039)