Form 10-Q
period 2009-03-31
MHI Hospitality CORP
filed 2009-05-20
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Telephone Number (757) 229-5648

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 20, 2009, there were 6,964,263 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Investment in hotel properties, net	$191,392,173	$154,295,611
Properties under development	—	33,101,773
Investment in joint venture	10,284,809	10,253,732
Cash and cash equivalents	5,572,994	1,719,147
Restricted cash	807,218	2,573,444
Accounts receivable	3,044,956	1,352,203
Accounts receivable-affiliate	18,794	53,795
Prepaid expenses, inventory and other assets	6,087,463	4,603,118
Notes receivable, net	100,000	100,000
Shell Island lease purchase, net	1,750,000	1,852,941
Deferred financing costs, net	1,862,022	1,312,670

TOTAL ASSETS	$220,920,429	$211,218,434

LIABILITIES
Line of credit	$78,787,858	$73,187,858
Mortgage loans	73,000,000	72,256,168
Loans payable	4,732,403	—
Accounts payable and other accrued liabilities	10,824,978	11,451,976
Advance deposits	808,622	546,236

TOTAL LIABILITIES	168,153,861	157,442,238

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,964,263 share and 6,939,613 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	69,643	69,396
Additional paid in capital	48,635,539	48,586,775
Distributions in excess of retained earnings	(13,029,836)	(12,341,122)

Total MHI Hospitality Corporation stockholders’ equity	35,675,346	36,315,049

Noncontrolling interest	17,091,222	17,461,147

TOTAL EQUITY	52,766,568	53,776,196

TOTAL LIABILITIES AND EQUITY	$220,920,429	$211,218,434

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
REVENUE
Rooms department	$10,449,089	$10,742,102
Food and beverage department	3,906,818	3,814,058
Other operating departments	1,143,282	961,301

Total revenue	15,409,189	15,517,461
EXPENSES
Hotel operating expenses
Rooms department	3,067,173	3,135,890
Food and beverage department	2,719,389	2,994,507
Other operating departments	178,885	194,302
Indirect	6,932,074	6,259,143

Total hotel operating expenses	12,897,521	12,583,842
Depreciation and amortization	1,910,598	1,390,923
Corporate general and administrative	899,297	962,368

Total operating expenses	15,707,416	14,937,133

OPERATING INCOME (LOSS)	(208,227)	580,328
Other income (expense)
Interest expense	(2,000,858)	(1,157,421)
Interest income	13,486	16,015
Equity in joint venture	111,117	69,512
Unrealized gain (loss) on hedging activities	236,584	(766,607)
Gain on disposal of assets	—	8,478

Loss, before tax	(1,847,898)	(1,249,695)
Income tax benefit	896,278	505,554

Net loss	(951,620)	(744,141)
Add: Net loss attributable to the noncontrolling interest	332,549	260,724

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(619,071)	$(483,417)

Net loss per share
Basic	$(0.09)	$(0.07)
Diluted	$(0.09)	$(0.07)
Weighted average number of shares outstanding
Basic	6,957,915	6,930,045
Diluted	6,983,915	6,968,045

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2008	6,939,613	$69,396	$48,586,775	$(12,341,122)	$17,461,147	$53,776,196
Issuance of restricted common stock awards	24,650	247	20,264	—	—	20,511
Amortization of deferred stock grants	—	—	28,500	—	—	28,500
Net loss	—	—	—	(619,071)	(332,549)	(951,620)
Dividends and distributions declared	—	—	—	(69,643)	(37,376)	(107,019)

Balances at March 31, 2009	6,964,263	$69,643	$48,635,539	$(13,029,836)	$17,091,222	$52,766,568

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended March 31, 2009	Three months ended March 31, 2008
Cash flows from operating activities:
Net loss attributable to the Company	$(619,071)	$(483,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,910,598	1,390,923
Equity in joint venture	(111,117)	(69,512)
Gain on disposal of assets	—	(8,478)
Unrealized (gain) loss on hedging activities	(236,584)	766,607
Amortization of deferred financing costs	116,112	64,296
Charges related to equity-based compensation	49,010	180,196
Noncontrolling interest in operating partnership	(332,584)	(260,724)
Changes in assets and liabilities:
Restricted cash	180,644	(126,000)
Accounts receivable	(1,692,753)	(386,596)
Inventory, prepaid expenses and other assets	(1,502,832)	(1,468,029)
Accounts payable and other accrued liabilities	(390,413)	(266,444)
Advance deposits	262,385	352,554
Due from affiliates	35,001	3,171

Net cash used in operating activities	(2,331,568)	(311,453)

Cash flows from investing activities:
Improvements and additions to hotel properties	(5,783,959)	(10,512,101)
Distributions from joint venture	80,040	—
Funding of restricted cash reserves	(240,618)	(280,462)
Proceeds of restricted cash reserves	1,826,200	—

Net cash used in investing activities	(4,118,337)	(10,792,563)

Cash flows from financing activities:
Dividends and distributions paid	(107,019)	(1,807,833)
Proceeds of mortgage refinancing	743,832	500,000
Net proceeds of credit facility	5,600,000	11,500,000
Payment of deferred financing costs	(665,464)	—
Proceeds of loans	4,750,000	—
Payment of loans	(17,597)	—

Net cash provided by financing activities	10,303,752	10,192,117

Net increase (decrease) in cash and cash equivalents	3,853,847	(911,899)
Cash and cash equivalents at the beginning of the period	1,719,147	3,988,700

Cash and cash equivalents at the end of the period	$5,572,994	$3,076,801

Supplemental disclosures:
Cash paid during the period for interest	$2,110,922	$1,499,417

Cash paid during the period for income taxes	$6,346	$158,265

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

Significant transactions occurring during the current and prior fiscal year include the following:

On April 15, 2008, the Company entered into a second amendment to its credit agreement with Branch Banking and Trust Company (“BB&T”), as administrative agent and lender, dated May 8, 2006, modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million in the aggregate thereby enabling the Company to borrow up to $80.0 million under the credit agreement.

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

On June 13, 2008, through its joint venture with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, LP and The Carlyle Group (“Carlyle”), the Company closed on a restructuring of the mortgage on the Crowne Plaza Hollywood Beach Resort whereby the joint venture, in which Carlyle maintains a 75.0% equity interest, purchased a $22.0 million junior participation in the existing mortgage for $19.0 million. The mortgage note was restructured so that the first $35.6 million of indebtedness bears a rate of LIBOR plus 0.98%. The Company funded its portion of the purchase of the junior participation with funds drawn on its credit facility.

On June 30, 2008, the Company closed a $9.0 million refinancing of the existing indebtedness on the property in Hampton, Virginia. At closing, the Company paid approximately $0.5 million and accessed approximately $5.5 million of the proceeds in order to retire the existing indebtedness and pay closing costs. The remainder of the proceeds, approximately $3.5 million, funded a product improvement plan for the hotel in connection with the Crowne Plaza licensing. The new mortgage matures June 30, 2011 and bears a rate of the greater of LIBOR plus 2.75% or 4.75%, payable monthly during the term. The loan can be extended for one 12-month period.

On February 9, 2009, the indirect subsidiary of the Company, which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving the Company’s liquidity. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximates the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The Company makes monthly payments of interest and is required to make principal payments equal to 50.0% of any distributions it receives from the joint venture. The Company expects that the mortgage will be refinanced and the proceeds of such refinancing will be available to repay the loan from the Carlyle Affiliate Lender.

On February 19, 2009, the Company entered into a third amendment to its credit agreement with BB&T, as administrative agent and lender, to address certain financial covenants including the Company’s total leverage ratio. The amendment establishes new methodologies for valuing the Company’s existing hotel properties under renovation and modifies certain other aspects of the original credit agreement. In addition to waiving potential covenant defaults in 2008, the amendment increases the Company’s interest rate spread for its variable LIBOR-based interest rate by 1.125% establishing a new spread range from 2.75% to 3.25% based on the Company’s total leverage ratio and adds a new one hundred basis point spread for any prime rate loans made under the facility. It also eases the Company’s total leverage ratio test by increasing the Company’s total maximum permitted leverage from 55.0% to 62.5% of the total value of the Company’s assets; establishes new limitations on cash distributions that the Company may pay to stockholders to a level necessary to maintain the Company’s REIT qualification, until such time as the Company meets certain liquidity and other tests; requires the Company to add the Company’s hotel property in Laurel, Maryland to the credit agreement’s borrowing base; and provides for fixed valuation of certain of the Company’s hotel properties, for purposes of determining compliance with various financial covenants, through April 2010.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months ended March 31, 2009 and 2008.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

Properties Under Development – Investments in hotel property that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. As of December 31, 2008, there was one property under development in Tampa, Florida, which re-opened in March 2009 as the Crowne Plaza Tampa Westshore. As of March 31, 2009, there were no properties under development.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the three months ended March 31, 2009 and 2008 was $270,555 and $561,888, respectively.

Investment in Joint Venture – Investment in joint venture represents the Company’s non-controlling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services, LLC (“MHI Hotels Services”) to operate the hotel under a management contract; and (iii) the entity that owns the $22.0 million junior participation in the existing mortgage. Carlyle owns a 75.0% controlling indirect interest in all these entities. The Company accounts for its investment in the joint venture under the equity method of accounting and is entitled to receive its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale proceeds.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – The Company holds cash accounts at several institutions in excess of the FDIC protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. Management monitors, on a regular basis, the financial condition of the financial institutions along with the balances there on deposit to minimize the Company’s potential risk.

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreements with MONY Life Insurance Company (“MONY”), which holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto; and PNC Bank, trustee for the mortgage holder on the Crowne Plaza Jacksonville Hotel. During the renovation of the property in Hampton, Virginia, TowneBank, which holds the mortgage on the Crowne Plaza Hampton Marina, required the Company to maintain an operating reserve which was returned to the Company upon completion of the renovations.

Inventories – Inventories which consist primarily of food and beverage are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of March 31, 2009 and December 31, 2008 were $348,415 and $359,352, respectively. Amortization expense for the three months ended March 31, 2009 and 2008 totaled $12,106 and $8,698, respectively.

Deferred Financing Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

Derivative Instruments – The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). Under SFAS 133, all derivative instruments are required to be reflected as assets or liabilities on the balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses an interest rate swap as part of its interest rate risk management strategy. The interest rate swap is required under the credit agreement and acts as a cash flow hedge involving the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying $30.0 million principal amount. During the three months ended March 31, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with the credit facility. The Company does not enter into derivative instruments for speculative trading purposes.

At March 31, 2009 and December 31, 2008, the Company’s interest-rate swap agreement had an estimated fair value of $(1,635,178) and $(1,871,762), respectively, and is included in accounts payable and other accrued liabilities.

Fair Value – SFAS No. 157, Fair Value Measurements (“SFAS 157”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swap liability was valued by discounting future cash flows based on quoted prices for forward interest-rate contracts. As such, this derivative instrument is classified within level 2.

Noncontrolling Interest in Operating Partnership – Certain hotel properties have been acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The noncontrolling interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock; and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the noncontrolling interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

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

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income that does not relate to MHI Hospitality TRS, LLC, the Company’s wholly-owned taxable REIT subsidiary. MHI Hospitality TRS, LLC, which leases the Company’s hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 120,263 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 34,263 restricted shares issued to certain executives and employees, and 26,000 restricted shares issued to its directors. The 60,000 shares granted under the deferred stock award vest over five years. Of the 60,000 shares granted to the Company’s Chief Operating Officer, only 20,000 shares have vested; another 14,000 shares were issued January 14, 2008, but do not vest until January 1, 2011. The 34,263 restricted shares issued to certain of the Company’s executives and employees have all vested. Regarding the restricted shares awarded to the Company’s directors, the shares vest at the end of the year of service for which the shares are awarded.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of March 31, 2009, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan for the three months ended March 31, 2009 and 2008 was $2,100 and $40,695, respectively.

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

Reclassifications – Certain reclassifications have been made to the prior period balances to conform to the current period presentation, including changes resulting from adoption of SFAS 160 on January 1, 2009, as discussed below.

Recent Accounting Pronouncements – On September 15, 2006, the FASB issued SFAS 157 which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, but was amended on February 6, 2008 to defer the effective date for one year for certain non-

financial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008, which had no material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. On January 1, 2009, the Company adopted SFAS 141(R) which may have an impact in future periods on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any future acquisitions the Company consummates.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The Company adopted SFAS 160 on January 1, 2009. Under SFAS 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separate from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of changes in equity include beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. The Company adopted SFAS 161 on January 1, 2009, which had no material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS 141(R)). FSP 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s life under SFAS 142. The Company adopted FSP No. 142-3 on January 1, 2009, which had no material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company adopted SFAS 162 effective November 13, 2008, which had no material impact on its consolidated financial statements.

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective on a prospective basis for fiscal years beginning after December 15, 2008. The Company adopted EITF 08-06 on January 1, 2009, which had no material impact on its consolidated financial statements.

3. Acquisition of Hotel Properties

There were no new acquisitions during the three months ended March 31, 2009.

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Land and land improvements	$18,901	$14,748
Buildings and improvements	169,760	139,752
Furniture, fixtures and equipment	32,209	27,484

	220,870	181,984
Less: accumulated depreciation	(29,478)	(27,688)

	$191,392	$154,296

5. Debt

Credit Facility. As of March 31, 2009, the Company had a secured, revolving credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company that enables the Company to borrow up to $80.0 million, subject to borrowing base and loan-to-value limitations. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On August 1, 2007, the Company entered into an amendment to its credit agreement reducing the rate of interest on the credit facility by 0.375%, reducing the capitalization rate to 8.5% from 10.0% for purposes of determining the asset value of the collateral for the credit facility and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. On February 19, 2009, the Company entered into a third amendment to its credit agreement modifying certain provisions of the agreement as well as increasing the rate of interest on the credit facility by 1.125%. The Company had borrowings of approximately $78.8 million and approximately $73.2 million at March 31, 2009 and December 31, 2008, respectively.

The facility matures during May 2011 and bears interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125% prior to February 19, 2009 and 2.75% to 3.25% thereafter. On March 31, 2009, LIBOR was 0.501%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate plus additional interest of 1.0%. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone in Raleigh, North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside, the Holiday Inn Laurel and the Crowne Plaza Tampa Westshore, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At March 31, 2009, the five properties had a net carrying value of approximately $107.1 million. Under the terms of the credit facility, the Company must satisfy certain financial and non-financial covenants. The banks that form the lender group, in connection with the third amendment to the Company’s revolving credit facility, waived the Company’s compliance with its total leverage ratio for the quarters ended September 30, 2008 and December 31, 2008 and the Company’s compliance with its restricted payment covenant for the fiscal year ended December 31, 2008. The senior lenders, in connection with the fourth amendment to the Company’s revolving credit facility, also waived the Company’s compliance with its tangible net worth covenant for the quarter ended March 31, 2009.

Mortgage Debt. As of March 31, 2009, the Company had $73.0 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on our hotels.

Property	Balance Outstanding as of		Interest Rate		Maturity Date		Amortization Provisions	Prepayment Penalties
	March 31, 2009	December 31, 2008
Crowne Plaza Hampton Marina	$9,000,000	$8,256,168	LIBOR plus 2.75 Minimum 4.75	%, %(1)	06/2011	(2)	Interest Only	N
Crowne Plaza Jacksonville Riverfront	18,000,000	18,000,000	8.00%		07/2010	(2)	Interest Only	Y
Hilton Savannah DeSoto	23,000,000	23,000,000	6.06%		08/2017		25 years(3)	Y
Hilton Wilmington Riverside	23,000,000	23,000,000	6.21%		03/2017		25 years(4)	Y

Total	$73,000,000	$72,256,168

(1)	At March 31, 2009 and December 31, 2008, the variable rate in effect for the mortgage on the Crowne Plaza Hampton Marina rate was 4.75%.
(2)	The mortgages on the Crowne Plaza Hampton Marina and the Crowne Plaza Jacksonville Riverfront may each be extended for one 12-month period.

(3)	The mortgage on the Hilton Savannah DeSoto has a 36-month interest-only period that expires in July 2010. Thereafter, the debt will amortize on a 25-year amortization schedule.
(4)	The mortgage on the Hilton Wilmington Riverside has a 24-month interest-only period that expires in March 2010. Thereafter, the debt will amortize on a 25-year amortization schedule.

On June 30, 2008, the Company closed a $9.0 million refinancing of the mortgage on the Crowne Plaza Hampton Marina. Approximately $5.5 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. The remaining portion of the proceeds totaling approximately $3.5 million has funded and will continue to fund a product improvement plan for the hotel in connection with its Crowne Plaza licensing. The new mortgage matures June 30, 2011 and may be extended for one 12-month period. Monthly payments of interest at a rate of LIBOR plus 2.75%, but no less than 4.75%.

Total mortgage debt maturities as of March 31, 2009 without respect to any loan extensions for the following twelve-month periods were as follows:

March 31, 2010	$362,727
March 31, 2011	18,687,682
March 31, 2012	9,869,184
March 31, 2013	924,054
March 31, 2014	982,387
Thereafter	42,173,966

Total future maturities	$73,000,000

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal payments equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in August 2009, but can be extended for up to three additional 12-month periods.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months ended March 31, 2009 and 2008 for this operating lease was $20,483 and $13,975, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for each of the three months ended March 31, 2009 and 2008 was $23,871.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense was $42,034 for each of the three months ended March 31, 2009 and 2008.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense for each of the three months ended March 31, 2009 and 2008 was $1,240.

The Company leases 1,890 square feet of commercial office space in Williamsburg, Virginia under a two-year agreement that expired August 31, 2008 and which has been renewed for an additional year. Rent expense for the three months ended March 31, 2009 and 2008 was $11,028 and $10,707, respectively.

The Company has agreed to lease a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend its lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Rent expense for each of the three months ended March 31, 2009 and 2008 was $8,400.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

March 31, 2010	$476,503
March 31, 2011	436,131
March 31, 2012	353,958
March 31, 2013	125,986
March 31, 2014	95,482
Thereafter	230,747

Total future minimum lease payments	$1,718,807

Management Agreement – Each of the operating hotels that the Company owned at March 31, 2009 operates under a ten-year management agreement with MHI Hotels Services, which expires between December 2014 and March 2019 (see Note 8).

Franchise Agreements – As of March 31, 2009, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

Restricted Cash Reserves – Each month, the Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to  1/ 12 of the annual real estate taxes due for the properties. The Company is also required to establish a property improvement fund for each of these two hotels to cover the cost of replacing capital assets at the properties. Each month, contributions to the property improvement fund equal 4.0% of gross revenues for the Savannah DeSoto Hilton and the Wilmington Riverside Hilton.

Pursuant to the terms of the mortgage on the Crowne Plaza Jacksonville, the Company is required to make monthly contributions equal to 4.0% of room revenues into a property improvement fund.

Litigation – The Company is not involved in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company. The Company is involved in routine legal proceedings arising out of the ordinary course of business, all of which the Company expects to be covered by insurance. The Company does not expect any pending legal proceedings to have a material impact on its financial condition or results of operations.

7. Capital Stock

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

On January 1, 2008 and January 14, 2008, the Company issued 10,000 non-restricted shares and 14,000 restricted shares, respectively to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. On January 1, 2009, the Company issued another 10,000 non-restricted shares to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. On February 6, 2008 and February 9, 2009, the Company issued 18,613 shares and 14,650 shares, respectively, of restricted stock to certain executives and independent directors. As of March 31, 2009 and December 31, 2008, the Company had 6,964,263 and 6,939,613 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2009, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of March 31, 2009, the total number of Operating Partnership units outstanding was 3,737,607, with a fair market value of approximately $4.2 million based on the price per share of the common stock on that date.

8. Related Party Transactions

As of March 31, 2009, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and two members of its Board of Directors) owned approximately 2.6% of the Company’s outstanding common stock and 2,218,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At March 31, 2009 and December 31, 2008, the Company was due $18,794 and $53,795, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for each of the three months ended March 31, 2009 and 2008 was $160,000.

Sublease of Office Space – The Company subleases office space in Greenbelt, Maryland from MHI Hotels Services. Rent expense was $10,050 and $9,510 for the three months ended March 31, 2009 and 2008, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company owned at March 31, 2009, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Management fees paid by the Company to MHI Hotels Services were $441,376 and $458,456 for the three months ended March 31, 2009 and 2008, respectively. In addition, no estimated incentive management fees were accrued for the three months ended March 31, 2009 or 2008.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $459,061 and $311,870 for the three months ended March 31, 2009 and 2008, respectively.

9. Retirement Plan

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan for the three months ended March 31, 2009 and 2008 were $11,526 and $22,746, respectively.

10. Unconsolidated Joint Venture

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

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Investment in hotel properties, net	$73,710,621	$74,244,478
Cash and cash equivalents	2,444,239	1,110,474
Restricted cash	1,029,451	1,026,166
Accounts receivable	252,796	193,907
Prepaid expenses, inventory and other assets	1,095,753	1,532,291

TOTAL ASSETS	$78,532,860	$78,017,316

LIABILITIES
Mortgage loans, net	$35,600,000	$35,600,000
Accounts payable and other accrued liabilities	1,602,874	1,112,040
Advance deposits	190,852	380,450

TOTAL LIABILITIES	37,393,726	37,092,490
TOTAL MEMBERS’ EQUITY	41,139,134	41,014,825

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$78,532,860	$78,017,316

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(unaudited)	(unaudited)
Revenue
Rooms department	$3,189,364	$3,670,974
Food and beverage department	564,846	589,269
Other operating departments	240,816	521,480

Total revenue	3,995,026	4,781,723

Expenses
Hotel operating expenses
Rooms department	631,690	697,212
Food and beverage department	471,695	536,486
Other operating departments	94,425	122,986
Indirect	1,585,975	1,657,930

Total hotel operating expenses	2,783,785	3,014,614
Depreciation and amortization	546,010	543,076
General and administrative	35,486	39,630

Total operating expenses	3,365,281	3,597,320

Operating income	629,745	1,184,403
Interest expense	(188,560)	(915,832)
Interest income	3,285	9,478

Net income	$444,470	$278,049

11. Income Taxes

The components of the income tax provision (benefit) for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	23	113

	23	113

Deferred:
Federal	(701)	(520)
State	(218)	(99)

	(919)	(619)

	$(896)	$(506)

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(unaudited)	(unaudited)
Statutory federal income tax expense	$(628)	$(425)
Effect of non-taxable REIT income	(73)	(95)
State income tax expense	(195)	14

	$(896)	$(506)

As of March 31, 2009, the Company had a net deferred tax asset of approximately $3.9 million; primarily due to current and past years’ net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. As of March 31, 2009, approximately $0.2 million of the deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort that were not deductible in the year incurred, but are being amortized over 15 years. In addition, approximately $0.2 million of the deferred tax asset is attributable to the start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, vacation and sick pay. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended March 31, 2009	Three months ended March 31, 2008
	(unaudited)	(unaudited)
Net loss	$(619,071)	$(483,417)
Basic:
Weighted average number of common shares outstanding	6,957,915	6,930,045
Net loss per share—basic	$(0.09)	$(0.07)
Diluted:
Dilutive awards	26,000	38,000
Diluted weighted average number common shares outstanding	6,983,915	6,968,045
Net loss per share—diluted	$(0.09)	$(0.07)

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

13. Subsequent Events

On April 20, 2009, the Company declared a dividend for the second quarter of 2009 of $0.01 per share (unit) payable on June 30, 2009 to those stockholders of the Company and unitholders of MHI Hospitality, L.P. of record on June 19, 2009.

On May 18, 2009, the Company entered into a fourth amendment to its credit agreement modifying the minimum tangible net worth covenant and waiving compliance with respect to such covenant for the quarter ended March 31, 2009. The fourth amendment permits the Company to pay in any fiscal year a dividend in an amount minimally necessary to maintain the Company’s REIT status; provided that no dividend may be paid during the first three quarters of such fiscal year. The Company anticipates the amount of such a dividend will remain at 90% of taxable income. Notwithstanding this limitation, the Company will be permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, the Company may be able to declare and pay additional cash dividends in any fiscal year.

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

Our hotel portfolio currently consists of nine full-service, upper-upscale, upscale and mid-scale hotels with 2,110 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. We also own a 25% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group and we have a leasehold interest in a resort condominium facility in Wrightsville Beach, North Carolina.

As of March 31 2009, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Crowne Plaza Hampton Marina	172	Hampton, VA	April 24, 2008
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Sheraton Louisville Riverside	181	Jeffersonville, IN	September 20, 2006

Total	2,110

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

Recent Portfolio Changes

On April 24, 2008, we completed the purchase of the 172-room Hampton Marina Hotel in Hampton, Virginia for approximately $7.8 million, including transfer costs. To facilitate the purchase, we assumed $5.75 million of existing indebtedness, which bore a rate of 6.50% and was set to mature on July 1, 2016. The remainder of the purchase price as well as closing costs was funded with borrowings on our credit facility. On June 30, 2008, we refinanced the indebtedness drawing approximately $5.5 million on a three-year $9.0 million mortgage loan from TowneBank with one 12-month extension. The loan requires monthly payments of interest and bears a rate of the greater of LIBOR plus 2.75% or 4.75%. The remainder of the proceeds, totaling approximately $3.5 million, funded a product improvement plan (or “PIP”) for the hotel in connection with its Crowne Plaza licensing. In October 2008, the Company completed the hotel’s conversion to the Crowne Plaza Hampton Marina.

On May 1, 2008, we re-opened the Sheraton Louisville Riverside after completing a $16.1 million renovation.

On March 6, 2009, we re-opened the Crowne Plaza Tampa Westshore after completing a $23.5 million renovation.

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

Results of Operations

The following table illustrates the actual key operating metrics for the three months ended March 31, 2009 and 2008 for the properties we owned during each respective reporting period (“actual” properties) as well as the six properties in our portfolio that were not under development and under our control during all of 2008 and the three months ended March 31, 2009 (“same-store” properties). Accordingly, the same store data does not reflect the performance of the Sheraton Louisville Riverside, the Crowne Plaza Tampa Westshore, or the Crowne Plaza Hampton Marina.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Actual Portfolio Metrics
Occupancy %	54.1%	64.7%
ADR	$109.98	$118.80
RevPAR	$59.47	$76.90
Same-Store Portfolio Metrics
Occupancy %	59.7%	64.7%
ADR	$111.01	$118.80
RevPAR	$66.24	$76.90

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Revenue. Total revenue for the three months ended March 31, 2009 was approximately $15.5 million, approximately the same amount of total revenue for the three months ended March 31, 2008. Incremental revenue of approximately $1.8 million from our properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana, which were either not open or not in our portfolio during the three months ended March 31, 2008, offset losses in revenue at several of our established properties which have been severely affected by the economic downturn.

For the three months ended March 31, 2009, the six same-store properties experienced a 14.8% decrease in room revenue through a combination of a 6.6% decrease in ADR and a 7.8% decrease in occupancy as compared to the same period in 2008. Revenue increases at our properties in Wilmington, North Carolina and Laurel, Maryland were offset by decreases at our other properties, which have been adversely affected by the weakened economy.

Food and beverage revenues increased approximately $0.1 million to approximately $3.9 million for the three months ended March 31, 2009 compared to food and beverage revenues of approximately $3.8 million for the three months ended March 31, 2008. Contributions to food and beverage revenues from our newly-opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana were offset by decreases at our properties in Savannah, Georgia; Raleigh, North Carolina; and Philadelphia, Pennsylvania which have been adversely affected by the effects of the weakened economy.

Revenue from other operating departments for the three months ended March 31, 2009 increased approximately $0.2 million or 18.9% to approximately $1.1 million compared to other operating revenue of approximately $0.9 million for the three months ended March 31, 2008. Lease revenue from new restaurant tenants at the Hilton Wilmington Riverside and the Sheraton Louisville Riverside as well as other revenue from our newly opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana constituted most of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $12.9 million, an increase of approximately $0.3 million or 2.5% for the three months ended March 31, 2009 compared to approximately $12.6 million for the three months ended March 31, 2008. If not for our newly opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana, hotel operating expenses would have decreased approximately $2.0 million, or 16.2%, to approximately $10.5 million.

Rooms expense for the three months ended March 31, 2009 remained at the same level of rooms expense for the three months ended March 31, 2008, or approximately $3.1 million. Rooms expense for our newly opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana offset decreases in rooms expense at our established properties.

Food and beverage expenses for the three months ended March 31, 2009 decreased approximately $0.3 million to approximately $2.7 million compared to food and beverage expenses of approximately $3.0 million for the three months ended March 31, 2008.

Lower volumes of food and beverage sales as well as cost-cutting at our established properties more than offset the additional cost of food and beverage sales at our newly-opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana.

Indirect expenses at our properties for the three months ended March 31, 2009 increased approximately $0.6 million or 10.8% to approximately $6.9 million compared to indirect expenses of approximately $6.3 million for the three months ended March 31, 2008. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Indirect expenses related to our newly opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana were partially offset by cost-cutting measures at our established properties.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2009 increased approximately $0.5 million or 37.4% to approximately $1.9 million compared to depreciation and amortization expense of approximately $1.4 million for the three months ended March 31, 2008. The increase in depreciation and amortization was attributable to the renovations placed in service at the Hilton Wilmington Riverside, the Hilton Savannah DeSoto and the Sheraton Louisville Riverside, as well as the acquisition and renovation of the Crowne Plaza Hampton Marina and the opening of the Crowne Plaza Tampa Westshore.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2009 decreased approximately $0.1 million to approximately $0.9 million or 6.6% compared to corporate general and administrative expense of approximately $1.0 million for the three months ended March 31, 2008 due mostly to cost-cutting initiatives.

Interest Expense. Interest expense for the three months ended March 31, 2009 increased approximately $0.8 million or 72.9% to approximately $2.0 million compared to interest expense of approximately $1.2 million for the three months ended March 31, 2008, primarily due to higher levels of borrowings on the credit facility and higher levels of mortgage debt. The increased interest expense relates to borrowing used to fund the purchase and renovations of our newly-opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana as well as renovations at the Hilton Savannah DeSoto.

Equity in Joint Venture. Equity in joint venture for the three months ended March 31, 2009 represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the three months ended March 31, 2009, the hotel reported occupancy of 72.8%, ADR of $156.48 and RevPAR of $113.95.

Income Taxes. The income tax benefit for the three months ended March 31, 2009 increased approximately $0.4 million or 77.3% to approximately $0.9 million. The income tax benefit is primarily derived from the operations of our TRS Lessee. The net operating loss of our TRS Lessee for the three months ended March 31, 2009 was greater than the net operating loss for the three months ended March 31, 2008.

Net Loss. The net loss for the Company for the three months ended March 31, 2009 increased approximately $0.1 million or 28.1% to approximately $0.6 million as compared to the net loss of approximately $0.5 million for the three months ended March 31, 2008 as a result of the operating results discussed above.

Funds From Operations

Funds from Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income.

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

The following table reconciles net income to FFO for the three months ended March 31, 2009 and 2008 (unaudited):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net loss attributable to the Company	$(619,071)	$(483,417)
Less noncontrolling interest	(322,549)	(260,724)
Add depreciation and amortization	1,910,598	1,390,923
Add equity in depreciation of joint venture	136,178	135,768
Add/(Subtract) loss/(gain) on disposal of assets	—	(8,478)

FFO	$1,095,156	$774,072

Weighted average shares outstanding	6,957,915	6,930,045
Weighted average units outstanding	3,737,607	3,737,607

Weighted average shares and units	10,695,522	10,667,652

FFO per share and unit	$0.10	$0.07

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow used in operating activities for the three months ended March 31, 2009 was approximately $2.3 million. Approximately $0.5 million of the cash used in operating activities related to working capital for and pre-opening expenses associated with the opening of the Crowne Plaza Tampa Westshore. We expect that the net cash provided by operations will be adequate to fund our continuing operations, debt service and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $5.8 million was spent during the three months ended March 31, 2009 on renovations and capital improvements. Approximately $1.3 million was spent on renovations at the Hilton Savannah DeSoto and the Crowne Plaza Hampton Marina in order to bring those projects to completion. Approximately $4.2 million was spent on renovations at the Crowne Plaza Tampa Westshore, which opened in March 2009. In early 2009, we received reimbursements from our restricted reserves for replacement of furniture, fixtures and equipment of approximately $1.8 million.

Financing Activities. During the three months ended March 31, 2009, we borrowed $5.6 million on our credit facility and $0.8 on the mortgage on the Crowne Plaza Hampton Marina in order to fund the investing activities discussed above, as well as provide working capital. We also borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving liquidity.

Capital Expenditures

Since mid-2004, we have completed product improvement plans (“PIP”s) in connection with the licensing or re-licensing at eight of our nine properties. With the exception of a product improvement plan in connection with the re-licensing of the Holiday Inn Brownstone, whose franchise license expires in March 2011, we anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures at 4.0% of gross revenue. However, in light of the current slowdown of the economy and in the interest of preserving capital, we aim to restrict capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to a product improvement plan should total 1.5% to 2.0% of gross revenues during the next 12 to 24 months.

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

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of approximately $6.4 million, of which $0.8 million was in restricted reserve accounts and real estate tax escrows. As of March 31, 2009, our revolving credit facility, under which we may borrow up to $80.0 million, had an outstanding balance of approximately $78.8 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, as well as scheduled payments of principal and interest. We estimate that the final aspects of the renovations of our properties in Hampton, Virginia; Savannah, Georgia; and Tampa, Florida will require capital ranging from approximately $0.5 million to $2.0 million, which we expect will be funded by operations and by additional borrowings on our credit facility.

In light of the current weak economy and current market conditions, we recently undertook several measures to enhance our liquidity position. On February 9, 2009, we borrowed $4.75 million from the Carlyle Affiliate Lender. We have also amended our credit agreement with BB&T, as administrative agent and lender. We amended our agreement in February 2009 to, among other things, ease our total leverage ratio test by increasing our total maximum permitted leverage from 55.0% to 62.5% of the total value of our assets and establish new methodologies for valuing certain of our hotel properties through April 2010. We also sought to improve our liquidity position by adding our hotel property in Laurel, Maryland to the credit agreement’s collateral pool against which we may borrow. The amendment also resulted in a modification of our dividend policy limiting our annual dividend distribution level to 90% of taxable income, consistent with the level necessary to maintain our REIT status until certain liquidity thresholds within the credit agreement are met. We entered into a subsequent amendment in May 2009 which modified the tangible net worth covenant with which we must comply. This amendment permits us to pay with respect to a given fiscal year a dividend in an amount minimally necessary to maintain our REIT status; provided that no dividend may be paid during the first three quarters of such fiscal year. We anticipate the amount of such a dividend will remain at 90% of taxable income. Notwithstanding this limitation, we will be permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, we may be able to declare and pay additional cash dividends in any fiscal year.

Our ability to maintain existing levels of debt on our credit facility is dependent on our ability to comply with various financial covenants in our credit agreement. These covenants contemplate, among others, minimum levels of cash flow that ensure our ability to pay the interest due under the credit facility as well as sufficient levels of financial performance to support the valuations of the properties upon which we depend to comply with the leverage covenant and loan-to-value requirements of the credit agreement. In addition, our credit agreement imposes limitations on our ability to incur additional debt.

The general economic slowdown has significantly affected both our cash flows and operating profits and curtailed the margins by which we satisfy these and other financial covenants. Should the current economic slowdown and weakness in the lodging industry intensify and reduce our operating cash flows, financial performance or our financial condition below the levels necessary to comply with the financial covenants in our credit agreement, we would not have access to additional funding under the credit facility and may be required to make significant payments on all or a portion of the outstanding debt. Any inability to access our credit facility would severely constrain our operating flexibility and cash management options.

Our ability to make significant payment on our credit facility is dependent on our ability to raise additional capital. Current sources of capital are severely constrained and we may not be able to raise capital to replace or repay our credit facility if necessary. Sources of additional capital to fund any required reductions in the amount outstanding on the credit facility may include a combination of some or all of the following:

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

Insofar as the weakness in the economy has curtailed the margins by which we satisfy some of our loan covenants, our ability to fund acquisitions through additional borrowing also is reduced. Any significant acquisition of hotel properties in the short-term would require us to raise additional capital. Without additional capital, we currently have to forego additional acquisitions.

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

Based on current market conditions, we anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, our ability to satisfy cash payment obligations and make stockholder distributions may be adversely affected.

Dividend Policy

In December 2008, in the interest of capital preservation within the current economic environment, and based on the expectation that the U.S. economy, and in particular the lodging industry, will continue to face declining operating trends through 2009, we amended our dividend policy. We have since entered into two amendments to our revolving credit facility which impose additional restrictions on the timing of the payment and the amount of cash dividends but permit us to pay, with respect to a given fiscal year, that amount of cash dividends necessary to maintain REIT status, providing certain conditions are met before additional distributions can be made. We are permitted to pay with respect to a given fiscal year a dividend in an amount minimally necessary to maintain our REIT status; provided that no dividend may be paid during the first three quarters of such fiscal year. We anticipate the amount of such a dividend will remain at 90% of taxable income. Notwithstanding this limitation, we will be permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, we may be able to declare and pay additional cash dividends in any fiscal year. This may result in a reduction in the level of dividend payouts compared to the level of dividend payments we have made in recent years.

The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, including, among other things, the Internal Revenue Code’s annual distribution requirements, and no assurance can be given that our distribution policy will not change in the future.

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

Seasonality

The operations of the properties have historically been seasonal. The months of March and April are traditionally strong, as is October. The periods from mid-November through mid-February are traditionally slow with the exception of the Crowne Plaza Jacksonville Hotel. We expect that the Crowne Plaza Tampa Westshore will also be strong during this same period. The remaining months are generally good, but are subject to the weather and can vary significantly.

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

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 7-39 years for buildings and 3-10 years for furniture and equipment. In accordance with generally accepted accounting principles, the controlling interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and noncontrolling interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties are recorded at historical cost basis. Noncontrolling interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value at time of acquisition.

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operating activities and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the related hotel property’s estimated fair market value is recorded and an impairment loss is recognized.

There were no charges for impairment recorded for the three months ended March 31, 2009 or 2008.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2009. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but was amended on February 6, 2008 to defer the effective date for one year for certain non-financial assets and liabilities. We adopted SFAS 157 on January 1, 2008, which had no material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We adopted SFAS 141(R) on January 1, 2009, which may have an impact in future periods on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any future acquisitions we consummate.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We adopted SFAS 160 on January 1, 2009. Under SFAS 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On our consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the noncontrolling interests and us. Consolidated statements of changes in equity include beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. We adopted SFAS 161 on January 1, 2009, which had no material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS 141(R)). FSP 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s life under SFAS 142. We adopted FSP No. 142-3 on January 1, 2009, which had no material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We adopted SFAS 162 on November 13, 2008, which had no material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transaction and impairment considerations of equity method investments. EITF 08-6 is effective on a prospective basis for fiscal years beginning after December 15, 2008. We adopted EITF 08-06 on January 1, 2009, which had no material impact on our consolidated financial statements.

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	National and local economic and business conditions, including the current economic downturn, that will affect occupancy rates at our hotels and the demand for hotel products and services;

•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs;

•

the availability and terms of financing and capital and the general volatility of the securities markets, specifically, the impact of the current credit crisis which has severely constrained the availability of debt financing;

•	risks associated with the level of our indebtedness and our ability to meet covenants in our debt agreements;

•	management and performance of our hotels;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations; and

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit facility required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of March 31, 2009, derivatives with a fair value of approximately $(1.6) million were included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of March 31, 2009, we had $64.0 million of fixed-rate debt and approximately $92.5 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina as well as the loan from the Carlyle Affiliate Lender and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $92.5 million, the balance at March 31, 2009, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $625,000.

As of December 31, 2008, we had $64.0 million of fixed-rate debt and approximately $81.4 million of variable-rate debt. The weighted average interest rate on the fixed-rate debt was 6.66%. At that date, our variable-rate debt was exposed to changes in interest rates, specifically the change in 30-day LIBOR, but was limited to the effect on our mortgage on the Crowne Plaza Hampton Marina and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap. Had the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina and the amount outstanding under the credit facility remained at approximately $81.44 million, the balance at December 31, 2008, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would have been approximately $514,000.

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

As of March 31, 2009, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2009 Annual Meeting of Stockholders on April 21, 2009 (“Annual Meeting”), the total number of shares of the Company’s voting capital stock entitled to vote was 6,964,263, and a total of 6,180,853 shares of the Company’s voting capital stock were present in person or by proxy.

At the Annual Meeting, the Company’s stockholders re-elected all seven incumbent directors listed below as Directors of the Company until its 2010 Annual Meeting of Stockholders. The following table sets forth, for each of the directors elected, the number of votes cast for and the number of votes withheld:

	Votes For	Votes Withheld
Andrew M. Sims	5,934,373	246,480
General Anthony C. Zinni	6,001,156	179,697
Kim E. Sims	5,930,548	250,305
Christopher L. Sims	5,934,656	246,197
Edward S. Stein	6,007,999	172,854
James P. O’Hanlon	6,005,356	175,497
J. Paul Carey	6,005,539	175,314

The Company’s stockholders also ratified the selection of Witt Mares, PLC, an independent registered public accounting firm, as the Company’s independent accountants for the 2009 fiscal year. There were 6,019,660 votes cast for ratification, 101,930 votes against, and 59,260 shares abstained.

Item 5.	Other Information

In the fiscal quarter ended March 31, 2009, we reported all information that was required to be disclosed in a current report on Form 8-K.

Because we are filing this quarterly report on Form 10-Q within four business days after the applicable triggering event, we are making the following disclosures under Part II, Item 5 of this quarterly report instead of filing a report on Form 8-K for Item 1.01 Entry into a Material Definitive Agreement and Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

As of May 18, 2009, the Company entered into a fourth amendment to its revolving credit facility (the “Fourth Amendment”) with BB&T, as the Administrative Agent and as a lender, all of the other lenders under its credit agreement and all of the other borrowers under and guarantors of the credit agreement. The Fourth Amendment modifies the minimum tangible net worth covenant and waives the Company’s compliance with its tangible net worth covenant for the quarter ending March 31, 2009. The Fourth Amendment permits the Company to pay with respect to a given fiscal year a dividend in an amount minimally necessary to maintain its REIT status; provided that no dividend may be paid during the first three quarters of such fiscal year. The Company anticipates the amount of such a dividend will remain at 90% of taxable income. Notwithstanding this limitation, the Company will be permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, the Company may be able to declare and pay additional cash dividends in any fiscal year.

The foregoing summary description of the Fourth Amendment is not complete and is qualified in its entirety by the complete text of the Fourth Amendment, which is attached hereto as Exhibit 10.21D and is incorporated herein by reference.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21C	Third Amendment to the Credit Agreement dated February 18, 2009. (3)

10.21D	Fourth Amendment to the Credit Agreement dated as of May 18, 2009.

10.35	Promissory Note by MHI Hotel Investments Holdings, LLC dated February 9, 2009. (4)

10.36	Guaranty by MHI Hospitality Corporation dated February 9, 2009. (4)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873).
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: May 20, 2009	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board

	By:	/s/ William J. Zaiser
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21C	Third Amendment to the Credit Agreement dated February 18, 2009. (3)

10.21D	Fourth Amendment to the Credit Agreement dated as of May 18, 2009.

10.35	Promissory Note by MHI Hotel Investments Holdings, LLC dated February 9, 2009. (4)

10.36	Guaranty by MHI Hospitality Corporation dated February 9, 2009. (4)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873).
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.