Form 10-Q
period 2009-06-30
MHI Hospitality CORP
filed 2009-08-07
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, there were 6,964,263 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investment in hotel properties, net	$190,972,760	$154,295,611
Properties under development	—	33,101,773
Investment in joint venture	10,028,357	10,253,732
Cash and cash equivalents	6,599,482	1,719,147
Restricted cash	866,337	2,573,444
Accounts receivable	2,691,703	1,352,203
Accounts receivable-affiliate	59,133	53,795
Prepaid expenses, inventory and other assets	5,767,192	4,603,118
Notes receivable, net	100,000	100,000
Shell Island lease purchase, net	1,647,059	1,852,941
Deferred financing costs, net	1,726,778	1,312,670

TOTAL ASSETS	$220,458,801	$211,218,434

LIABILITIES
Line of credit	$79,487,858	$73,187,858
Mortgage loans	72,935,572	72,256,168
Loans payable	4,665,748	—
Accounts payable and other accrued liabilities	9,823,914	11,451,976
Advance deposits	647,807	546,236

TOTAL LIABILITIES	167,560,899	157,442,238

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,964,263 share and 6,939,613 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	69,643	69,396
Additional paid in capital	48,664,039	48,586,775
Distributions in excess of retained earnings	(12,963,038)	(12,341,122)

Total MHI Hospitality Corporation stockholders’ equity	35,770,644	36,315,049

Noncontrolling interest	17,127,258	17,461,147

TOTAL EQUITY	52,897,902	53,776,196

TOTAL LIABILITIES AND EQUITY	$220,458,801	$211,218,434

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
REVENUE
Rooms department	$14,173,691	$13,882,421	$24,622,781	$24,624,523
Food and beverage department	5,156,464	5,464,637	9,063,282	9,278,695
Other operating departments	1,202,364	1,107,870	2,345,646	2,069,172

Total revenue	20,532,519	20,454,928	36,031,709	35,972,390
EXPENSES
Hotel operating expenses
Rooms department	3,665,264	3,610,400	6,732,438	6,746,290
Food and beverage department	3,313,253	3,748,067	6,032,642	6,742,574
Other operating departments	195,452	229,716	374,337	424,019
Indirect	7,454,902	7,635,084	14,386,976	13,894,225

Total hotel operating expenses	14,628,871	15,223,267	27,526,393	27,807,108
Depreciation and amortization	2,085,460	1,589,683	3,996,058	2,980,605
Corporate general and administrative	853,807	709,894	1,753,104	1,672,262

Total operating expenses	17,568,138	17,522,844	33,275,555	32,459,976

OPERATING INCOME	2,964,381	2,932,084	2,756,154	3,512,414
Other income (expense)
Interest expense	(2,583,849)	(1,719,758)	(4,584,707)	(2,877,179)
Interest income	14,342	18,808	27,828	34,822
Equity income (loss) in joint venture	(123,141)	525,298	(12,024)	594,810
Loan impairment charge	—	(200,000)	—	(200,000)
Unrealized gain (loss) on hedging activities	300,673	737,335	537,257	(29,273)
Gain (loss) on disposal of assets	8,870	(125,450)	8,870	(116,972)

Income (Loss), before tax	581,276	2,168,317	(1,266,622)	918,622
Income tax benefit (provision)	(371,423)	(98,496)	524,855	407,059

Net income (loss)	209,853	2,069,821	(761,767)	1,325,681
Add: Net (income) loss attributable to the noncontrolling interest	(73,412)	(724,992)	259,137	(464,269)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$136,441	$1,344,829	$(482,630)	$861,412

Net income (loss) per share
Basic	$0.02	$0.19	$(0.07)	$0.12
Diluted	$0.02	$0.19	$(0.07)	$0.12
Weighted average number of shares outstanding
Basic	6,964,263	6,939,613	6,961,106	6,934,829
Diluted	6,990,263	6,975,613	6,987,106	6,971,829

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2008	6,939,613	$69,396	$48,586,775	$(12,341,122)	$17,461,147	$53,776,196
Issuance of restricted common stock awards	24,650	247	20,264	—	—	20,511
Amortization of deferred stock grants	—	—	57,000	—	—	57,000
Net loss	—	—	—	(482,630)	(259,137)	(741,767)
Dividends and distributions declared	—	—	—	(139,286)	(74,752)	(214,038)

Balances at June 30, 2009	6,964,263	$69,643	$48,664,039	$(12,963,038)	$17,127,258	$52,897,902

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30, 2009	Six months ended June 30, 2008
Cash flows from operating activities:
Net income (loss) attributable to the Company	$(482,630)	$861,412
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,996,058	2,980,606
Equity in joint venture	12,024	(594,810)
(Gain) loss on disposal of assets	(8,870)	116,972
Loan impairment charge	—	200,000
Unrealized (gain) loss on hedging activities	(537,257)	29,273
Amortization of deferred financing costs	349,877	149,938
Charges related to equity-based compensation	77,510	208,696
Noncontrolling interest in operating partnership	(259,137)	464,269
Changes in assets and liabilities:
Restricted cash	242,406	(90,844)
Accounts receivable	(1,339,501)	(715,247)
Inventory, prepaid expenses and other assets	(1,202,679)	(1,322,681)
Accounts payable and other accrued liabilities	(1,090,804)	(1,052,484)
Advance deposits	101,571	525,310
Due from affiliates	(5,338)	(10,245)

Net cash provided by (used in) operating activities	(146,770)	1,750,165

Cash flows from investing activities:
Acquisition of hotel properties	—	(2,063,793)
Improvements and additions to hotel properties	(7,318,078)	(18,741,084)
Contributions to joint venture	—	(4,771,481)
Distributions from joint venture	213,352	—
Funding of restricted cash reserves	(361,499)	(942,582)
Proceeds of restricted cash reserves	1,826,200	—

Net cash used in investing activities	(5,640,025)	(26,518,940)

Cash flows from financing activities:
Dividends and distributions paid	(214,037)	(3,623,011)
Proceeds of mortgage refinancing	743,832	3,624,788
Net proceeds of credit facility	6,300,000	27,800,000
Payment of deferred financing costs	(763,985)	(497,023)
Proceeds of loans	4,750,000	—
Payment of mortgages and loans	(148,680)	(490,000)

Net cash provided by financing activities	10,667,130	26,814,754

Net increase in cash and cash equivalents	4,880,335	2,045,979
Cash and cash equivalents at the beginning of the period	1,719,147	3,988,700

Cash and cash equivalents at the end of the period	$6,599,482	$6,034,679

Supplemental disclosures:
Cash paid during the period for interest	$4,502,288	$3,421,536

Cash paid during the period for income taxes	$104,245	$158,240

Non-cash investing and financing activities:
Assumption of existing indebtedness on purchase of hotel properties	$—	$5,750,000

Refinance of mortgage notes	$—	$5,260,000

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

On May 18, 2009, the Company entered into a fourth amendment to its credit agreement modifying the minimum tangible net worth covenant and waiving compliance with respect to such covenant for the quarter ended March 31, 2009. The fourth amendment permits the Company to pay in any fiscal year a dividend in an amount minimally necessary to maintain the Company’s REIT status; provided that no dividend may be paid during the first three quarters of such fiscal year. The Company anticipates the amount of such a dividend will remain at 90% of taxable income. Notwithstanding this limitation, the Company was permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, the Company may be able to declare and pay additional cash dividends in any fiscal year during the term of the credit agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months and six months ended June 30, 2009 and 2008.

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

Properties Under Development – Investments in hotel property that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. As of December 31, 2008, there was one property under development in Tampa, Florida, which re-opened in March 2009 as the Crowne Plaza Tampa Westshore. As of June 30, 2009, there were no properties under development.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the three months and six months ended June 30, 2009 totaled $0 and $270,555, respectively and totaled $362,711 and $924,659 for the three months and six months ended June 30, 2008, respectively.

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

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreements with MONY Life Insurance Company (“MONY”), which holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto; and PNC Bank, trustee for the mortgage holder on the Crowne Plaza Jacksonville Hotel. During the renovation of the property in Hampton, Virginia, TowneBank, which holds the mortgage on the Crowne Plaza Hampton Marina, required the Company to maintain an operating reserve, which was returned to the Company upon completion of the renovations.

Inventories – Inventories, which consist primarily of food and beverage, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of June 30, 2009 and December 31, 2008 were $336,227 and $359,352, respectively. Amortization expense for the three months and six months ended June 30, 2009 totaled $13,727 and $25,833, respectively and totaled $9,966 and $18,644 for the three months and six months ended June 30, 2008, respectively.

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses an interest rate swap as part of its interest rate risk management strategy. The interest rate swap is required under the credit agreement and acts as a cash flow hedge involving the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying $30.0 million principal amount. During the three months and six months ended June 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with the credit facility. The Company does not enter into derivative instruments for speculative trading purposes.

At June 30, 2009 and December 31, 2008, the Company’s interest-rate swap agreement had an estimated fair value of $(1,334,504) and $(1,871,762), respectively, and is included in accounts payable and other accrued liabilities.

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

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2009, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Compensation cost recognized under the Plan for the three months and six months ended June 30, 2009 totaled $2,100 and $4,200, respectively, and totaled $40,725 and $81,450 for the three months and six months ended June 30, 2008, respectively.

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

Subsequent Events – The Company has evaluated subsequent events through the time the financial statements were approved for issuance on August 6, 2009.

Reclassifications – Certain reclassifications have been made to the prior period balances to conform to the current period presentation, including changes resulting from adoption of SFAS 160 on January 1, 2009, as discussed below.

Recent Accounting Pronouncements – On September 15, 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, but was amended on February 6, 2008 to defer the effective date for one year for certain non-financial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008, which had no material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. On January 1, 2009, the Company adopted SFAS 141(R), which may have an impact in future periods on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any future acquisitions the Company consummates.

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

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments EITF 08-6 is effective on a prospective basis for fiscal years beginning after December 15, 2008. The Company adopted EITF 08-06 on January 1, 2009, which had no material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective June 15, 2009, which had no material impact on its consolidated financial statements.

3. Acquisition of Hotel Properties

There were no new acquisitions during the six months ended June 30, 2009.

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Land and land improvements	$19,118	$14,748
Buildings and improvements	173,207	139,752
Furniture, fixtures and equipment	30,088	27,484

	222,413	181,984
Less: accumulated depreciation	(31,440)	(27,688)

	$190,973	$154,296

5. Debt

Credit Facility. As of June 30, 2009, the Company had a secured, revolving credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company that enables the Company to borrow up to $80.0 million, subject to borrowing base and loan-to-value limitations. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On August 1, 2007, the Company entered into an amendment to its credit agreement reducing the rate of interest on the credit facility by 0.375%, reducing the capitalization rate to 8.5% from 10.0% for purposes of determining the asset value of the collateral for the credit facility and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. On February 19, 2009, the Company entered into a third amendment to its credit agreement modifying certain provisions of the agreement as well as increasing the rate of interest on the credit facility by 1.125%. The Company had borrowings of approximately $79.5 million and approximately $73.2 million at June 30, 2009 and December 31, 2008, respectively.

The facility matures during May 2011 and bears interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125% prior to February 19, 2009 and 2.75% to 3.25% thereafter. On June 30, 2009, LIBOR was 0.309%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate plus additional interest of 1.0%. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone in Raleigh, North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside, the Holiday Inn Laurel and the Crowne Plaza Tampa Westshore, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At June 30, 2009, the five properties had a net carrying value of approximately $122.7 million. Under the terms of the credit facility, the Company must satisfy certain financial and non-financial covenants. The banks that form the lender group, in connection with the third amendment to the Company’s revolving credit facility, waived the Company’s compliance with its total leverage ratio for the quarters ended September 30, 2008 and December 31, 2008 and the Company’s compliance with its restricted payment covenant for the fiscal year ended December 31, 2008. The senior lenders, in connection with the fourth amendment to the Company’s revolving credit facility, also waived the Company’s compliance with its tangible net worth covenant for the quarter ended March 31, 2009. The Company was in compliance with all required covenants as of June 30, 2009.

Mortgage Debt. As of June 30, 2009, the Company had approximately $72.9 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on our hotels.

Property	Balance Outstanding as of		Interest Rate	Maturity Date		Amortization Provisions		Prepayment Penalties
	June 30, 2009	December 31, 2008
Crowne Plaza Hampton Marina	$9,000,000	$8,256,168	LIBOR plus 2.75%, Minimum 4.75%(1)	06/2011	(2)	Interest Only		N
Crowne Plaza Jacksonville Riverfront	18,000,000	18,000,000	8.00%	07/2010	(2)	Interest Only		Y
Hilton Savannah DeSoto	23,000,000	23,000,000	6.06%	08/2017		25 years	(3)	Y
Hilton Wilmington Riverside	22,935,572	23,000,000	6.21%	03/2017		25 years	(4)	Y

Total	$72,935,572	$72,256,168

(1)	At June 30, 2009 and December 31, 2008, the variable rate in effect for the mortgage on the Crowne Plaza Hampton Marina was 4.75%.
(2)	The mortgages on the Crowne Plaza Hampton Marina and the Crowne Plaza Jacksonville Riverfront may each be extended for one 12-month period.
(3)	The mortgage on the Hilton Savannah DeSoto has a 36-month interest-only period that expires in July 2010. Thereafter, the debt will amortize on a 25-year amortization schedule.
(4)	The mortgage on the Hilton Wilmington Riverside has a 24-month interest-only period that expires in March 2010. Thereafter, the debt will amortize on a 25-year amortization schedule.

On June 30, 2008, the Company closed a $9.0 million refinancing of the mortgage on the Crowne Plaza Hampton Marina. Approximately $5.5 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. The remaining portion of the proceeds totaling approximately $3.5 million has funded a product improvement plan for the hotel in connection with its Crowne Plaza licensing. The new mortgage matures June 30, 2011 and may be extended for one 12-month period. The loan requires monthly payments of interest at a rate of LIBOR plus 2.75%, but no less than 4.75%.

Total mortgage debt maturities as of June 30, 2009 without respect to any loan extensions for the following twelve-month periods were as follows:

June 30, 2010	$400,852
June 30, 2011	27,797,463
June 30, 2012	882,588
June 30, 2013	938,304
June 30, 2014	997,537
Thereafter	41,918,828

Total future maturities	$72,935,572

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal payments equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in September 2009, but which may be extended to August 2010 and for two additional one-year periods, pursuant to the terms of the loan.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021,

respectively. Rent expense for the three months and six months ended June 30, 2009 totaled $15,163 and $35,646, respectively and totaled $13,795 and $28,590 for the three months and six months ended June 30, 2008, respectively, for this operating lease.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and six months ended June 30, 2009 totaled $23,871 and $47,741, respectively, and totaled $23,871 and $47,741 for the three months and six months ended June 30, 2008, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense totaled $55,466 and $97,500 for the three months and six months ended June 30, 2009, respectively, and totaled $42,034 and $84,068 for the three months and six months ended June 30, 2008.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense for the three months and six months ended June 30, 2009 totaled $1,240 and $2,480, respectively, and totaled $1,240 and $2,480 for the three months and six months ended June 30, 2008, respectively.

The Company leases 1,890 square feet of commercial office space in Williamsburg, Virginia under an agreement that expires August 31, 2009. Rent expense for the three months and six months ended June 30, 2009 totaled $11,028 and $22,056, respectively, and totaled $10,707 and $21,414 for the three months and six months ended June 30, 2008, respectively.

On July 21, 2009, the Company agreed to lease 3,542 square feet of commercial office space in Williamsburg, Virginia commencing September 1, 2009. The agreement, which expires August 31, 2015, requires monthly payments at an annual rate of $45,000 per year for the first three years of the lease term and monthly payments at an annual rate of $65,000 per year for the remainder.

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend its lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Rent expense for each of the three months and six months ended June 30, 2009 totaled $8,400 and $16,800, respectively, and totaled $5,600 for the three months and six months ended June 30, 2008.

The Company has agreed to lease a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432 and may be renewed for an additional five years.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

June 30, 2010	$579,565
June 30, 2011	544,527
June 30, 2012	441,359
June 30, 2013	208,118
June 30, 2014	194,445
Thereafter	282,711

Total future minimum lease payments	$2,250,726

Management Agreement – Each of the operating hotels that the Company owned at June 30, 2009 operates under a ten-year management agreement with MHI Hotels Services, which expires between December 2014 and March 2019 (see Note 8).

Franchise Agreements – As of June 30, 2009, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

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

On January 1, 2008 and January 14, 2008, the Company issued 10,000 non-restricted shares and 14,000 restricted shares, respectively to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. On January 1, 2009, the Company issued another 10,000 non-restricted shares to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. On February 6, 2008 and February 9, 2009, the Company issued 18,613 shares and 14,650 shares, respectively, of restricted stock to certain executives and independent directors. As of June 30, 2009 and December 31, 2008, the Company had 6,964,263 and 6,939,613 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of June 30, 2009, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of June 30, 2009, the total number of Operating Partnership units outstanding was 3,737,607, with a fair market value of approximately $5.2 million based on the price per share of the common stock on that date.

8. Related Party Transactions

As of June 30, 2009, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and two members of its Board of Directors) owned approximately 2.6% of the Company’s outstanding common stock and 2,218,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At June 30, 2009 and December 31, 2008, the Company was due $59,133 and $53,795, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for each of the three months and six months ended June 30, 2009 totaled $160,000 and $320,000, respectively, and totaled $160,000 and $320,000 for the three months and six months ended June 30, 2008, respectively.

Sublease of Office Space – The Company subleases office space in Greenbelt, Maryland from MHI Hotels Services. Rent expense was $10,050 and $20,100 for the three months and six months ended June 30, 2009, respectively, and totaled $9,510 and $19,020 for the three months and six months ended June 30, 2008, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company owned at June 30, 2009, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Management fees paid by the Company to MHI Hotels Services totaled $479,738 and $921,114 for the three months and six months ended June 30, 2009, respectively, and totaled $580,996 and $1,039,452 for the three months and six months ended June 30, 2008, respectively. In addition, no estimated incentive management fees were accrued for the three months and six months ended June 30, 2009 or 2008.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company totaled $460,153 and $919,214 for the three months and six months ended June 30, 2009, respectively, and totaled $574,769 and $888,119 for the three months and six months ended June 30, 2008, respectively.

9. Retirement Plan

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $13,281 and $24,806 for the three months and six months ended June 30, 2009, respectively, and totaled $6,635 and $29,381 for the three months and six months ended June 30, 2008, respectively.

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

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investment in hotel properties, net	$72,979,002	$74,244,478
Cash and cash equivalents	1,048,348	1,110,474
Restricted cash	1,718,257	1,026,166
Accounts receivable	243,691	193,907
Prepaid expenses, inventory and other assets	1,549,484	1,532,291

TOTAL ASSETS	$77,538,782	$78,017,316

LIABILITIES
Mortgage loans, net	$35,600,000	$35,600,000
Accounts payable and other accrued liabilities	1,610,273	1,112,040
Advance deposits	215,264	380,450

TOTAL LIABILITIES	37,425,537	37,092,490
TOTAL MEMBERS’ EQUITY	40,113,245	41,014,825

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$77,538,782	$78,017,316

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$2,064,025	$2,294,126	$5,253,389	$5,965,099
Food and beverage department	412,528	385,025	977,373	974,295
Other operating departments	271,139	225,441	511,956	746,922

Total revenue	2,747,692	2,904,592	6,742,718	7,686,316

Expenses
Hotel operating expenses
Rooms department	515,739	540,820	1,147,429	1,238,033
Food and beverage department	347,428	419,275	819,123	955,761
Other operating departments	129,034	128,378	223,459	251,364
Indirect	1,448,673	1,484,747	3,034,648	3,142,676

Total hotel operating expenses	2,440,874	2,573,220	5,224,659	5,587,834
Depreciation and amortization	543,677	547,742	1,089,687	1,090,818
General and administrative	79,342	28,201	114,828	67,831

Total operating expenses	3,063,893	3,149,163	6,429,174	6,746,483

Operating income (loss)	(316,201)	(244,571)	313,543	939,833
Gain on extinguishments of debt	—	3,000,000	—	3,000,000
Interest expense	(178,024)	(660,108)	(366,583)	(1,575,940)
Interest income	1,581	5,868	4,866	15,344

Net income (loss)	$(492,644)	$2,101,189	$(48,174)	$2,379,237

11. Income Taxes

The components of the income tax provision (benefit) for the three months and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	65	29	88	143

	65	29	88	143

Deferred:
Federal	261	58	(440)	(462)
State	45	11	(173)	(88)

	306	69	(613)	(550)

	$371	$98	$(525)	$(407)

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$198	$737	$431	$312
Effect of non-taxable REIT income	63	(679)	(871)	(774)
State income tax expense	110	40	(85)	55

	$371	$98	$(525)	$(407)

As of June 30, 2009, the Company had a net deferred tax asset of approximately $3.6 million; primarily due to current and past years’ net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. As of June 30, 2009, approximately $0.2 million of the deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort that were not deductible in the year incurred, but are being amortized over 15 years. In addition, approximately $0.2 million of the deferred tax asset is attributable to the start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, vacation and sick pay. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$136,441	$1,344,829	$(482,630)	$861,412
Basic:
Weighted average number of common shares outstanding	6,964,263	6,939,613	6,961,106	6,934,829
Net income (loss) per share—basic	$0.02	$0.19	$(0.07)	$0.12
Diluted:
Dilutive awards	26,000	36,000	26,000	36,000
Diluted weighted average number common shares outstanding	6,990,263	6,975,613	6,987,106	6,971,829
Net income (loss) per share—diluted	$0.02	$0.19	$(0.07)	$0.12

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30 2009, we owned the following hotel properties:

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

Results of Operations

The following table illustrates the actual key operating metrics for the three months and six months ended June 30, 2009 and 2008 for the properties we owned during each respective reporting period (“actual” properties) as well as the six properties in our portfolio that were not under development and under our control during all of 2008 and the six months ended June 30, 2009 (“same-store” properties). Accordingly, the same store data does not reflect the performance of the Sheraton Louisville Riverside, the Crowne Plaza Tampa Westshore, or the Crowne Plaza Hampton Marina.

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Actual Portfolio Metrics
Occupancy %	66.8%	68.6%	60.7%	66.8%
ADR	$110.47	$124.65	$110.26	$122.03
RevPAR	$73.82	$85.47	$66.96	$81.51
Same-Store Portfolio Metrics
Occupancy %	73.0%	73.9%	66.4%	69.3%
ADR	$112.39	$125.24	$111.77	$122.23
RevPAR	$82.02	$92.51	$74.17	$84.71

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Revenue. Total revenue for the three months ended June 30, 2009 was approximately $20.5 million, approximately the same amount of total revenue for the three months ended June 30, 2008. Incremental revenue of approximately $2.3 million from our properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana, which were not open for all or a portion of the three months ended June 30, 2008, offset losses in revenue at several of our established properties which have been severely affected by the economic downturn.

Room revenue for the three months ended June 30, 2009 increased approximately $0.3 million or 2.1% to approximately $14.2 million compared to room revenue of approximately $13.9 million for the three months ended June 30, 2008. Incremental room revenue from our properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana, which were not open for all or a portion of the three months ended June 30, 2008, exceeded losses in room revenue at our other properties. For the three months ended June 30, 2009, the six same-store properties experienced an 11.3% decrease in room revenue through a combination of a 10.3% decrease in ADR and a 1.2% decrease in occupancy as compared to the same period in 2008. Room revenue decreased at all our properties with the exception of our property in Laurel, Maryland.

Food and beverage revenues decreased approximately $0.3 million to approximately $5.2 million for the three months ended June 30, 2009 compared to food and beverage revenues of approximately $5.5 million for the three months ended June 30, 2008. Contributions to food and beverage revenues from our newly-opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana were offset by decreases at our properties in Jacksonville, Florida; Raleigh, North Carolina; Wilmington, North Carolina; and Philadelphia, Pennsylvania which have been adversely affected by the effects of the weakened economy.

Revenue from other operating departments for the three months ended June 30, 2009 increased approximately $0.1 million or 8.5% to approximately $1.2 million compared to other operating revenue of approximately $1.1 million for the three months ended June 30, 2008. Lease revenue from a new restaurant tenant at the Hilton Wilmington Riverside as well as other revenue from our newly opened property in Tampa, Florida and incremental revenue from our properties in Hampton, Virginia and Jeffersonville, Indiana, which were not open for the entire three month period ended June 30, 2008, constituted most of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $14.6 million, a decrease of approximately $0.6 million or 3.9% for the three months ended June 30, 2009 compared to approximately $15.2 million for the three months ended June 30, 2008. Hotel operating expenses at our same-store properties decreased approximately $2.2 million or 16.6% for the three months ended June 30, 2009 compared to hotel operating expenses for the three months ended June 30, 2008. Lower expenses as the result of cost-cutting efforts put in place at all our properties were offset by hotel operating expenses at our newly-opened property in Tampa, Florida as well as incremental costs at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for the entire three months ended June 30, 2008.

Rooms expense for the three months ended June 30, 2009 increased approximately $0.1 million or 1.5% to approximately $3.7 million compared to rooms expense of approximately $3.6 million for the three months ended June 30, 2008. Rooms expense at our same-store properties decreased approximately $0.5 million or 15.0% for the three months ended June 30, 2009 compared to rooms expense for the three months ended June 30, 2008. Lower expenses as a result of cost-cutting efforts put in place at all our properties were offset by rooms expenses at our newly opened property in Tampa, Florida as well as incremental rooms expenses at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for the entire three months ended June 30, 2008.

Food and beverage expenses for the three months ended June 30, 2009 decreased approximately $0.4 million or 11.6% to approximately $3.3 million compared to food and beverage expenses of approximately $3.7 million for the three months ended June 30, 2008. Lower volumes of food and beverage sales, decreased food cost and cost-cutting at our established properties more than offset the additional cost of food and beverage sales at our newly-opened property in Tampa, Florida as well as incremental food and beverage costs at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for the entire three months ended June 30, 2008.

Indirect expenses at our properties for the three months ended June 30, 2009 decreased approximately $0.2 million or 2.4% to approximately $7.4 million compared to indirect expenses of approximately $7.6 million for the three months ended June 30, 2008. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Indirect expenses at our same-store properties decreased approximately $0.9 million or 13.8% for the three months ended June 30, 2009 compared to indirect expenses for the three months ended June 30, 2008. Lower expenses as a result of cost-cutting efforts put in place at all our properties were offset by indirect expenses at our newly-opened property in Tampa, Florida as well as incremental indirect expenses at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for the entire three months ended June 30, 2008.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2009 increased approximately $0.5 million or 31.2% to approximately $2.1 million compared to depreciation and amortization expense of approximately $1.6 million for the three months ended June 30, 2008. The increase in depreciation and amortization was attributable to the renovations placed in service during the latter part of 2008 at the Hilton Savannah DeSoto and the Crowne Plaza Hampton Marina, as well as the depreciation and amortization expense related to the Crowne Plaza Tampa Westshore, which opened in March 2009.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2009 increased approximately $0.2 million to approximately $0.9 million or 20.3% compared to corporate general and administrative expense of approximately $0.7 million for the three months ended June 30, 2008. Higher legal costs constituted the majority of the increase in general and administrative expense.

Interest Expense. Interest expense for the three months ended June 30, 2009 increased approximately $0.9 million or 50.2% to approximately $2.6 million compared to interest expense of approximately $1.7 million for the three months ended June 30, 2008, primarily due to higher levels of borrowings on the credit facility and higher levels of mortgage debt. The increased interest expense relates to borrowing used to fund the purchase and renovations of our newly-opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana as well as renovations at the Hilton Savannah DeSoto.

Equity in Joint Venture. Equity in joint venture for the three months ended June 30, 2009 shifted to an equity loss of approximately $0.1 million from equity income of approximately $0.5 million for the three months ended June 30, 2008 and represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the three months ended June 30, 2008, the joint venture was able to restructure the mortgage on the property by purchasing a $22.0 million junior participation at a price of $19.0 million resulting in a $3.0 million gain on extinguishment of debt to the joint venture. If the joint venture had not reported any gain on extinguishments of debt for the three months ended June 30, 2008, the Company would otherwise have reported an equity loss in the joint venture of approximately $0.2 million. The equity loss in the joint venture would have decreased approximately $0.1 million for the three months ended June 30, 2009 compared to the equity loss in the joint venture for the three months ended June 30, 2008. For the three months ended June 30, 2009, the hotel reported occupancy of 63.2%, ADR of $115.38 and RevPAR of $72.93. For the three months ended June 30, 2008, the hotel reported occupancy of 57.0%, ADR of $142.14 and RevPAR of $81.06.

Income Taxes. The income tax provision for the three months ended June 30, 2009 increased approximately $0.3 million or 277.1% to approximately $0.4 million compared to an income tax provision of approximately $0.1 million for the three months ended June 30, 2008. The income tax provision is primarily derived from the operations of our TRS Lessee. The net operating income of our TRS Lessee for the three months ended June 30, 2009 was substantially greater than the net operating income for the three months ended June 30, 2008.

Net Income. The net income for the Company for the three months ended June 30, 2009 decreased approximately $1.2 million or 89.9% to approximately $0.1 million as compared to net income of approximately $1.3 million for the three months ended June 30, 2008 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Revenue. Total revenue for the six months ended June 30, 2009 was approximately $36.0 million, approximately the same amount of total revenue for the six months ended June 30, 2008. Incremental revenue of approximately $4.0 million from our properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana, which were not open for all or a portion of the six months ended June 30, 2008, offset losses in revenue at several of our established properties which have been severely affected by the economic downturn.

Room revenue for the six months ended June 30, 2009 was approximately $24.6 million, approximately the same amount of room revenue for the six months ended June 30, 2008. Incremental room revenue from our properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana, which were not open for all or a portion of the six months ended June 30, 2008, offset losses in room revenue at our other properties. For the six months ended June 30, 2009, the six same-store properties experienced a 12.9% decrease in room revenue through a combination of an 8.6% decrease in ADR and a 4.2% decrease in occupancy as compared to the same period in 2008. Room revenue decreased at all our properties with the exception of our property in Laurel, Maryland.

Food and beverage revenues decreased approximately $0.2 million to approximately $9.1 million for the six months ended June 30, 2009 compared to food and beverage revenues of approximately $9.3 million for the six months ended June 30, 2008. Contributions to food and beverage revenues from our newly-opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana were exceeded by decreases at our properties in Jacksonville, Florida; Raleigh, North Carolina; Savannah, Georgia; and Philadelphia, Pennsylvania which have been adversely affected by the effects of the weakened economy.

Revenue from other operating departments for the six months ended June 30, 2009 increased approximately $0.3 million or 13.4% to approximately $2.3 million compared to other operating revenue of approximately $2.0 million for the six months ended June 30, 2008. Lease revenue from a new restaurant tenant at the Hilton Wilmington Riverside as well as other revenue from our newly opened property in Tampa, Florida and incremental revenue from our properties in Hampton, Virginia and Jeffersonville, Indiana, which were not open for the entire six month period ended June 30, 2008, constituted most of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $27.5 million, a decrease of approximately $0.3 million or 1.0% for the six months ended June 30, 2009 compared to hotel operating expenses of approximately $27.8 million for the six months ended June 30, 2008. Hotel operating expenses at our same-store properties decreased approximately $4.2 million or 16.2% for the six months ended June 30, 2009 compared to hotel operating expenses for the six months ended June 30, 2008. Lower expenses as a result of cost-cutting efforts put in place at all our properties were offset by hotel operating expenses at our newly-opened property in Tampa, Florida as well as incremental costs at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for the entire six months ended June 30, 2008.

Rooms expense for the six months ended June 30, 2009 was approximately $6.7 million, approximately the same amount of rooms expense for the six months ended June 30, 2008. Rooms expense at our same-store properties decreased approximately $0.9 million or 17.0% for the six months ended June 30, 2009 compared to rooms expense for the six months ended June 30, 2008. Lower expenses as a result of cost-cutting efforts put in place at all our properties were offset by rooms expenses at our newly-opened property in Tampa, Florida as well as incremental rooms expenses at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for the entire six months ended June 30, 2008.

Food and beverage expenses for the six months ended June 30, 2009 decreased approximately $0.7 million or 10.5% to approximately $6.0 million compared to food and beverage expenses of approximately $6.7 million for the six months ended June 30, 2008. Lower volumes of food and beverage sales, decreased food cost and cost-cutting at our established properties more than offset the additional cost of food and beverage sales at our newly opened property in Tampa, Florida as well as incremental food and beverage costs at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for the entire six months ended June 30, 2008.

Indirect expenses at our properties for the six months ended June 30, 2009 increased approximately $0.5 million or 3.5% to approximately $14.4 million compared to indirect expenses of approximately $13.9 million for the six months ended June 30, 2008. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Indirect expenses at our same-store properties decreased approximately $1.6 million or 12.9% for the six months ended June 30, 2009 compared to indirect expenses for the six months ended June 30, 2008. Lower expenses as a result of cost-cutting efforts put in place at all our properties were offset by indirect expenses at our newly opened property in Tampa, Florida as well as incremental indirect expenses at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for the entire six months ended June 30, 2008.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2009 increased approximately $1.0 million or 34.1% to approximately $4.0 million compared to depreciation and amortization expense of approximately $3.0 million for the six months ended June 30, 2008. The increase in depreciation and amortization was attributable to the renovations placed in service during the latter part of 2008 at the Hilton Savannah DeSoto and the Crowne Plaza Hampton Marina, as well as the depreciation and amortization expense related to the Crowne Plaza Tampa Westshore, which opened in March 2009.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2009 increased approximately $0.1 million or 4.8% to approximately $1.8 million compared to corporate general and administrative expense of approximately $1.7 million for the six months ended June 30, 2008. Higher legal costs constituted the majority of the increase in general and administrative expense.

Interest Expense. Interest expense for the six months ended June 30, 2009 increased approximately $1.7 million or 59.3% to approximately $4.6 million compared to interest expense of approximately $2.9 million for the six months ended June 30, 2008, primarily due to higher levels of borrowings on the credit facility and higher levels of mortgage debt. The increased interest expense relates to borrowing used to fund the purchase and renovations of our newly-opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana as well as renovations at the Hilton Savannah DeSoto.

        Equity in Joint Venture. Equity in joint venture for the six months ended June 30, 2009 shifted to an equity loss of approximately $0.0 million from equity income of approximately $0.6 million for the six months ended June 30, 2008 and represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the six months ended June 30, 2008, the joint venture was able to restructure the mortgage on the property by purchasing a $22.0 million junior participation at a price of $19.0 million resulting in a $3.0 million gain on extinguishment of debt to the joint venture. If the joint venture had not reported any gain on extinguishments of debt for the six months ended June 30, 2008, the Company would otherwise have reported an equity loss in the joint venture of approximately $0.2 million. The equity loss in the joint venture would have decreased approximately $0.2 million for the six months ended June 30, 2009 compared to the equity loss in the joint venture for the six months ended June 30, 2008. For the six months ended June 30, 2009, the hotel reported occupancy of 68.0%, ADR of $137.27 and RevPAR of $93.33. For the six months ended June 30, 2008, the hotel reported occupancy of 61.0%, ADR of $172.63 and RevPAR of $105.39.

Income Taxes. The income tax benefit for the six months ended June 30, 2009 increased approximately $0.1 million or 28.9% to approximately $0.5 million compared to an income tax provision of approximately $0.4 million for the six months ended June 30, 2008. The income tax benefit is primarily derived from the operations of our TRS Lessee. The net operating loss of our TRS Lessee for the six months ended June 30, 2009 was greater than the net operating loss for the six months ended June 30, 2008.

Net Income (Loss). The net income (loss) for the Company for the six months ended June 30, 2009 decreased approximately $1.4 million or 89.9% to a net loss of approximately $0.5 million as compared to net income of approximately $0.9 million for the six months ended June 30, 2008 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months and six months ended June 30, 2009 and 2008 (unaudited):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net income (loss) attributable to the Company	$136,441	$1,344,829	$(482,630)	$861,412
Noncontrolling interest	73,412	724,992	(259,137)	464,269
Add depreciation and amortization	2,085,460	1,589,683	3,996,058	2,980,605
Add equity in depreciation of joint venture	135,702	137,043	271,879	272,812
Add/(Subtract) loss/(gain) on disposal of assets	(8,870)	125,450	(8,870)	116,972

FFO	$2,422,145	$3,921,997	$3,517,300	$4,696,071

Weighted average shares outstanding	6,964,263	6,939,613	6,961,106	6,934,829
Weighted average units outstanding	3,737,607	3,737,607	3,737,607	3,737,607

Weighted average shares and units	10,701,870	10,671,220	10,698,713	10,672,436

FFO per share and unit	$0.23	$0.37	$0.33	$0.44

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow used in operating activities for the six months ended June 30, 2009 was approximately $0.1 million. Approximately $0.5 million of cash was used to establish working capital for and pay pre-opening expenses associated with the opening of the Crowne Plaza Tampa Westshore. We expect that the net cash provided by operations will be adequate to fund our continuing operations, debt service and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $7.3 million was spent during the three months and six months ended June 30, 2009 on renovations and capital improvements. Approximately $2.1 million was spent on renovations at the Hilton Savannah DeSoto and the Crowne Plaza Hampton Marina in order to bring those projects to completion. Approximately $4.8 million was spent on renovations at the Crowne Plaza Tampa Westshore, which opened in March 2009. In early 2009, we received reimbursements from our restricted reserves for replacement of furniture, fixtures and equipment of approximately $1.8 million.

Financing Activities. During the three months and six months ended June 30, 2009, we borrowed $6.3 million on our credit facility and $0.7 on the mortgage on the Crowne Plaza Hampton Marina in order to fund the investing activities discussed above, as well as provide working capital. We also borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving liquidity.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of approximately $7.5 million, of which $0.9 million was in restricted reserve accounts and real estate tax escrows. As of June 30, 2009, our revolving credit facility, under which we may borrow up to $80.0 million, had an outstanding balance of approximately $79.5 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, as well as scheduled payments of principal and interest. We estimate that the final aspects of the renovations of our properties in Hampton, Virginia; Savannah, Georgia; and Tampa, Florida will require capital in the aggregate ranging from approximately $0.1 million to $0.5 million, which we expect will be funded by operations.

In light of the current weak economy and current market conditions, we undertook several measures to enhance our liquidity position this year. On February 9, 2009, we borrowed $4.75 million from the Carlyle Affiliate Lender. We have also amended our credit agreement with BB&T, as administrative agent and lender. We amended our agreement in February 2009 to, among other things, ease our total leverage ratio test by increasing our total maximum permitted leverage from 55.0% to 62.5% of the total value of our assets and establish new methodologies for valuing certain of our hotel properties through April 2010. We also sought to improve our liquidity position by adding our hotel property in Laurel, Maryland to the credit agreement’s collateral pool against which we may borrow. The amendment also resulted in a modification of our dividend policy limiting our annual dividend distribution level to 90% of taxable income, consistent with the level necessary to maintain our REIT status until certain liquidity thresholds within the credit agreement are met. We entered into a subsequent amendment in May 2009, which modified the tangible net worth covenant with which we must comply. This amendment permits us to pay with respect to a given fiscal year a dividend in an amount minimally necessary to maintain our REIT status; provided that no dividend may be paid during the first three quarters of such fiscal year. We anticipate the amount of such a dividend will remain at 90% of taxable income. Notwithstanding this limitation, we were permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, we may be able to declare and pay additional cash dividends in any fiscal year.

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

Dividend Policy

In December 2008, in the interest of capital preservation within the current economic environment, and based on the expectation that the U.S. economy, and in particular the lodging industry, will continue to face declining operating trends through 2009, we amended our dividend policy. We have since entered into two amendments to our revolving credit facility which impose additional restrictions on the timing of the payment and the amount of cash dividends but permit us to pay, with respect to a given fiscal year, that amount of cash dividends necessary to maintain REIT status, providing certain conditions are met before additional distributions can be made. We are permitted to pay with respect to a given fiscal year a dividend in an amount minimally necessary to maintain our REIT status; provided that no dividend may be paid during the first three quarters of such fiscal year. We anticipate the amount of such a dividend will remain at 90% of taxable income. Notwithstanding this limitation, we were permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, we may be able to declare and pay additional cash dividends in any fiscal year. This may result in a reduction in the level of dividend payouts compared to the level of dividend payments we have made in recent years.

The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, including, among other things, the Internal Revenue Code’s annual distribution requirements, and no assurance can be given that our distribution policy will not change in the future.

Off-Balance Sheet Arrangements

Through a joint venture with Carlyle, we own a 25.0% indirect non-controlling interest in an entity (the “JV Owner”) that owns the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida. We have the right to receive a pro rata share of operating surpluses as well as an obligation to fund our pro rata share of operating shortfalls. We also have the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The Crowne Plaza Hollywood Beach Resort is leased to another entity (the “Joint Venture Lessee”) in which we also own a 25.0% indirect non-controlling equity interest. Adjacent to the Crowne Plaza Hollywood Beach Resort is a three-acre hotel development site that is leased by a joint venture entity. The lessee, in which we have a 25.0% indirect ownership interest, has an option to purchase the site, which is improved with a parking garage currently being used by the Hollywood hotel. The purchase option expires in August 2011 and allows the site to be purchased for fair market value as determined by independent appraisal, but not less than $5.0 million or more than $10.0 million. Carlyle owns a 75.0% controlling interest in this entity as well as the JV Owner and the Joint Venture Lessee. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach Resort without our consent. We account for our non-controlling 25.0% interest in both the JV Owner and the Joint Venture Lessee under the equity method of accounting.

The acquisition of the Crowne Plaza was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage, which originally had a two-year term maturing on August 1, 2009, was restructured on June 13, 2008 so that the first $35.6 million bears interest at a rate of LIBOR plus additional interest of 0.98%. The remaining $22.0 million bears a rate of LIBOR plus 3.50%. Upon the restructure, another entity in which we own a 25.0% indirect non-controlling interest purchased the $22.0 million junior participation for $19.0 million. The loan has been extended until September 1, 2009 and can be extended to August 1, 2010 and for two additional one-year periods, pursuant to certain terms and conditions. Monthly interest-only payments are due throughout the term. The Crowne Plaza Hollywood Beach Resort secures the mortgage. We have provided limited guarantees to the lender with respect to this mortgage.

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

Geographic Concentration

Our hotels are located in Florida, Georgia, Indiana, Maryland, North Carolina, Pennsylvania and Virginia.

Critical Accounting Policies

The critical accounting policies we have adopted are described below. We consider these policies critical because they involve difficult management judgments and assumptions, are subject to material change from external factors or are pervasive, and are significant to fully understand and evaluate our reported financial results.

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

There were no charges for impairment recorded for the three months and six months ended June 30, 2009 or 2008.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2009. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS 165 effective June 15, 2009, which had no material impact on our consolidated financial statements.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit facility required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of June 30, 2009, derivatives with a fair value of approximately $(1.3) million were included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of June 30, 2009, we had approximately $63.9 million of fixed-rate debt and approximately $93.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina – to the extent that the 30-day LIBOR exceeds 4.75% – as well as the loan from the Carlyle Affiliate Lender and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $93.2 million, the balance at June 30, 2009, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR, which was 0.309% on June 30, 2009, would be approximately $542,000.

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

        As of June 30, 2009, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21D	Fourth Amendment to the Credit Agreement dated as of May 18, 2009. (3)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873).
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: August 7, 2009	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer and Chairman of the Board

	By:	/s/ William J. Zaiser
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21D	Fourth Amendment to the Credit Agreement dated as of May 18, 2009. (3)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873).
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009.