Form 10-Q
period 2009-09-30
MHI Hospitality CORP
filed 2009-10-30
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-32379

MHI HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 W. Francis Street, Williamsburg, Virginia 23185

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

As of October 29, 2009, there were 6,964,263 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investment in hotel properties, net	$189,827,578	$154,295,611
Properties under development	—	33,101,773
Investment in joint venture	9,816,963	10,253,732
Cash and cash equivalents	4,497,311	1,719,147
Restricted cash	759,704	2,573,444
Accounts receivable	3,310,079	1,352,203
Accounts receivable-affiliate	80,122	53,795
Prepaid expenses, inventory and other assets	6,393,281	4,603,118
Notes receivable, net	100,000	100,000
Shell Island lease purchase, net	1,544,117	1,852,941
Deferred financing costs, net	1,529,706	1,312,670

TOTAL ASSETS	$217,858,861	$211,218,434

LIABILITIES
Line of credit	$78,737,858	$73,187,858
Mortgage loans	72,837,675	72,256,168
Loans payable	4,639,022	—
Accounts payable and other accrued liabilities	8,990,136	11,451,976
Advance deposits	792,474	546,236

TOTAL LIABILITIES	165,997,165	157,442,238

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 6,964,263 shares and 6,939,613 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	69,643	69,396
Additional paid in capital	48,692,539	48,586,775
Distributions in excess of retained earnings	(13,655,850)	(12,341,122)

Total MHI Hospitality Corporation stockholders’ equity	35,106,332	36,315,049

Noncontrolling interest	16,755,364	17,461,147

TOTAL EQUITY	51,861,696	53,776,196

TOTAL LIABILITIES AND EQUITY	$217,858,861	$211,218,434

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
REVENUE
Rooms department	$12,781,958	$12,055,723	$37,404,739	$36,680,246
Food and beverage department	4,124,670	4,040,957	13,187,953	13,319,651
Other operating departments	1,073,404	1,085,229	3,419,049	3,154,402

Total revenue	17,980,032	17,181,909	54,011,741	53,154,299
EXPENSES
Hotel operating expenses
Rooms department	3,765,650	3,473,123	10,498,088	10,219,413
Food and beverage department	2,957,662	3,220,355	8,990,305	9,962,929
Other operating departments	206,865	226,483	581,202	650,502
Indirect	7,290,182	7,001,655	21,677,157	20,895,882

Total hotel operating expenses	14,220,359	13,921,616	41,746,752	41,728,726
Depreciation and amortization	2,152,350	1,797,075	6,148,408	4,777,680
Corporate general and administrative	744,171	646,566	2,497,275	2,318,828

Total operating expenses	17,116,880	16,365,257	50,392,435	48,825,234

OPERATING INCOME	863,152	816,652	3,619,306	4,329,065
Other income (expense)
Interest expense	(2,546,971)	(1,933,052)	(7,131,677)	(4,810,231)
Interest income	9,861	22,318	37,689	57,141
Equity income (loss) in joint venture	(157,942)	(333,188)	(169,966)	261,622
Loan impairment charge	—	(100,000)	—	(300,000)
Unrealized gain on hedging activities	316,914	116,016	854,171	86,743
Gain (loss) on disposal of assets	(51,740)	2,010	(42,870)	(114,962)

Net loss, before tax	(1,566,726)	(1,409,244)	(2,833,347)	(490,622)
Income tax benefit	502,019	603,135	1,026,874	1,010,194

Net income (loss)	(1,064,707)	(806,109)	(1,806,473)	519,602
Add: Net (income) loss attributable to the noncontrolling interest	371,894	282,336	631,031	(181,933)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(692,813)	$(523,773)	$(1,175,442)	$337,639

Net income (loss) per share
Basic	$(0.10)	$(0.08)	$(0.17)	$0.05
Diluted	$(0.10)	$(0.08)	$(0.17)	$0.05
Weighted average number of shares outstanding
Basic	6,964,263	6,936,613	6,962,170	6,936,435
Diluted	6,990,263	6,975,613	6,988,170	6,973,100

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2008	6,939,613	$69,396	$48,586,775	$(12,341,122)	$17,461,147	$53,776,196
Issuance of restricted common stock awards	24,650	247	20,264	—	—	20,511
Amortization of deferred stock grants	—	—	85,500	—	—	85,500
Net loss	—	—	—	(1,175,442)	(631,031)	(1,806,473)
Dividends and distributions declared	—	—	—	(139,286)	(74,752)	(214,038)

Balances at September 30, 2009	6,964,263	$69,643	$48,692,539	$(13,655,850)	$16,755,364	$51,861,696

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended September 30, 2009	Nine months ended September 30, 2008
Cash flows from operating activities:
Net income (loss) attributable to the Company	$(1,175,442)	$337,639
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,148,408	4,777,680
Equity in joint venture	169,966	(261,622)
Loss on disposal of assets	42,870	114,962
Loan impairment charge	—	300,000
Unrealized gain on hedging activities	(854,171)	(86,743)
Amortization of deferred financing costs	554,241	256,002
Charges related to equity-based compensation	106,010	237,196
Noncontrolling interest in operating partnership	(631,031)	181,933
Changes in assets and liabilities:
Restricted cash	234,179	(216,844)
Accounts receivable	(1,957,876)	47,573
Inventory, prepaid expenses and other assets	(1,849,110)	(2,399,976)
Accounts payable and other accrued liabilities	(1,607,668)	(1,009,373)
Advance deposits	246,237	279,138
Due from affiliates	(26,327)	(20,680)

Net cash provided by (used in) operating activities	(599,714)	2,536,885

Cash flows from investing activities:
Acquisition of hotel properties	—	(2,063,794)
Improvements and additions to hotel properties	(8,253,701)	(29,793,040)
Contributions to joint venture	—	(4,743,207)
Distributions from joint venture	266,803	27,362
Funding of restricted cash reserves	(887,733)	(1,262,108)
Proceeds of restricted cash reserves	2,467,295	765,402

Net cash used in investing activities	(6,407,336)	(37,069,385)

Cash flows from financing activities:
Dividends and distributions paid	(214,037)	(5,438,138)
Proceeds of mortgage refinancing	743,832	10,707,127
Net proceeds of credit facility	5,550,000	32,800,000
Payment of deferred financing costs	(771,278)	(508,019)
Proceeds of loans	4,750,000	—
Payment of mortgages and loans	(273,303)	(490,000)

Net cash provided by financing activities	9,785,214	37,070,970

Net increase in cash and cash equivalents	2,778,164	2,538,470
Cash and cash equivalents at the beginning of the period	1,719,147	3,988,700

Cash and cash equivalents at the end of the period	$4,497,311	$6,527,170

Supplemental disclosures:
Cash paid during the period for interest	$6,842,607	$5,487,558

Cash paid during the period for income taxes	$107,087	$158,240

Non-cash investing and financing activities:
Assumption of existing indebtedness on purchase of hotel properties	$—	$5,750,000

Refinance of mortgage notes	$—	$5,260,000

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

On June 30, 2008, the Company closed a $9.0 million refinancing of the existing indebtedness on the property in Hampton, Virginia. At closing, the Company accessed approximately $5.5 million of the proceeds and paid approximately $0.5 million in order to retire the existing indebtedness and pay closing costs. The remainder of the proceeds, approximately $3.5 million, funded a product improvement plan for the hotel in connection with the Crowne Plaza licensing. The new mortgage matures June 30, 2011 and bears a rate of the greater of LIBOR plus 2.75% or 4.75%, payable monthly during the term. The loan can be extended for one 12-month period.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation as of and for the three months and nine months ended September 30, 2009 and 2008.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Investment in Hotel Properties – Investments in hotel properties are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project, which constitute additions or improvements that extend the life of the property, are capitalized.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 10 to 39 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

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

Properties Under Development – Investments in hotel property that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. As of December 31, 2008, there was one property under development in Tampa, Florida, which re-opened in March 2009 as the Crowne Plaza Tampa Westshore. As of September 30, 2009, there were no properties under development.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the three months and nine months ended September 30, 2009 totaled $0 and $270,555, respectively and totaled $287,916 and $1,212,576 for the three months and nine months ended September 30, 2008, respectively.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of September 30, 2009 and December 31, 2008 were $324,040 and $359,352, respectively. Amortization expense for the three months and nine months ended September 30, 2009 totaled $13,727 and $39,560, respectively and totaled $9,356 and $27,020 for the three months and nine months ended September 30, 2008, respectively.

Deferred Financing Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

Derivative Instruments – The Company’s derivative instruments are reflected as assets or liabilities on the balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses an interest rate swap as part of its interest rate risk management strategy. The interest rate swap is required under the credit agreement and acts as a cash flow hedge involving the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying $30.0 million principal amount. During the three months and nine months ended September 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with the credit facility. The Company does not enter into derivative instruments for speculative trading purposes.

At September 30, 2009 and December 31, 2008, the Company’s interest-rate swap agreement had an estimated fair value of $(1,017,591) and $(1,871,762), respectively, and is included in accounts payable and other accrued liabilities.

The Company values its interest rate swap at fair value which it defines as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company classifies the inputs used to measure fair value into the following hierarchy:

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s interest rate swap liability was valued by discounting future cash flows based on quoted prices for forward interest-rate contracts. As such, this derivative instrument is classified within level 2.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes obligations for interest and penalties related to uncertain tax positions, if any, as income tax expense.

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

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of September 30, 2009, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Compensation cost recognized under the Plan for the three months and nine months ended September 30, 2009 totaled $2,100 and $6,300, respectively, and totaled $40,725 and $122,175 for the three months and nine months ended September 30, 2008, respectively.

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information The Company has determined that its business is conducted in one reportable segment, hotel ownership.

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

Reclassifications – Certain reclassifications have been made to the prior period balances to conform to the current period presentation, including changes resulting from the adoption of authoritative guidance related to Accounting Standards Codification (“ASC”) Topic 810, Consolidation, on January 1, 2009, as discussed below.

Recent Accounting Pronouncements – On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to ASC Topic 820, Fair Value Measurements and Disclosures. This authoritative guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of the new guidance relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The authoritative guidance was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, but was amended on February 6, 2008 to defer the effective date for one year for certain non-financial assets and liabilities. The Company adopted provisions of the authoritative guidance related to ASC Topic 820 on January 1, 2008, which had no material impact on its consolidated financial statements.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

In February 2007, the FASB issued authoritative guidance related to ASC Topic 825, Financial Instruments. This authoritative guidance is effective for fiscal years beginning after November 15, 2007. The authoritative guidance allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The authoritative guidance also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted the authoritative guidance related to ASC Topic 825 on January 1, 2008, which had no material impact on its consolidated financial statements.

In December 2007, the FASB issued authoritative guidance related to ASC Topic 805, Business Combinations. This authoritative guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The authoritative guidance is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. On January 1, 2009, the Company adopted the authoritative guidance related to ASC Topic 805, which may have an impact in future periods on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any future acquisitions the Company consummates.

In December 2007, the FASB issued authoritative guidance related to ASC Topic 810, Consolidation. This authoritative guidance changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The Company adopted the authoritative guidance related to ASC Topic 810 on January 1, 2009. Under the authoritative guidance, such noncontrolling interests are reported on the consolidated balance sheets within equity, separate from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of changes in equity include beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

In March 2008, the FASB issued authoritative guidance related to ASC Topic 815, Derivatives and Hedging. This authoritative guidance requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under guidance previously issued in June 1998 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. The Company adopted the authoritative guidance related to ASC Topic 815 on January 1, 2009, which had no material impact on its consolidated financial statements.

In April 2008, the FASB issued authoritative guidance related to ASC Topics 275, Risks and Uncertainties and ASC Topic 350, Intangibles – Goodwill and Other to improve the consistency between the useful life of a recognized intangible asset (under guidance previously issued in June 2001) and the period of expected cash flows used to measure the fair value of the intangible asset (under guidance issued in December 2007). This authoritative guidance amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s life under guidance issued in June 2001. The Company adopted the authoritative guidance related to ASC Topics 275 and 350 on January 1, 2009, which had no material impact on its consolidated financial statements.

In November 2008, the FASB ratified authoritative guidance related to ASC Topic 323, Investments – Equity Method and Joint Ventures. This authoritative guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The authoritative guidance is effective on a prospective basis for fiscal years beginning after December 15, 2008. The Company adopted the authoritative guidance related to ASC Topic 323 on January 1, 2009, which had no material impact on its consolidated financial statements.

In May 2009, the FASB issued authoritative guidance related to ASC Topic 855, Subsequent Events. This authoritative guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the authoritative guidance related to ASC Topic 855 effective June 15, 2009, which had no material impact on its consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01 related to ASC Topic 105, Generally Accepted Accounting Principles. The update instituted a major change in the way accounting standards are organized. The accounting standards codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). As of September 30, 2009 only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. The Company adopted the Codification in the third quarter of 2009. The adoption of the Codification had no impact on the Company’s consolidated financial position, results of operations or cash flows.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

This adoption required all issued authoritative literature to be disclosed using Codification Sections. Authoritative literature has been referenced within our third quarter report on Form 10-Q under these new Codification Sections.

3. Acquisition of Hotel Properties

There were no new acquisitions during the nine months ended September 30, 2009.

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Land and land improvements	$19,138	$14,748
Buildings and improvements	173,569	139,752
Furniture, fixtures and equipment	30,477	27,484

	223,184	181,984
Less: accumulated depreciation	(33,356)	(27,688)

	$189,828	$154,296

5. Debt

Credit Facility. As of September 30, 2009, the Company had a secured, revolving credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company that enables the Company to borrow up to $80.0 million, subject to borrowing base and loan-to-value limitations. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. On February 19, 2009, the Company entered into a third amendment to its credit agreement modifying certain provisions of the agreement as well as increasing the rate of interest on the credit facility by 1.125%. The Company had borrowings of approximately $78.7 million and approximately $73.2 million at September 30, 2009 and December 31, 2008, respectively.

The facility matures during May 2011 and bears interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125% prior to February 19, 2009 and 2.75% to 3.25% thereafter. On September 30, 2009, LIBOR was 0.246%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate plus additional interest of 1.0%. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The facility is secured by the Holiday Inn Brownstone in Raleigh, North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside, the Holiday Inn Laurel and the Crowne Plaza Tampa Westshore, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At September 30, 2009, the five properties had a net carrying value of approximately $121.9 million. Under the terms of the credit facility, the Company must satisfy certain financial and non-financial covenants. The banks that form the lender group, in connection with the third amendment to the Company’s revolving credit facility, waived the Company’s compliance with its total leverage ratio for the quarters ended September 30, 2008 and December 31, 2008 and the Company’s compliance with its restricted payment covenant for the fiscal year ended December 31, 2008. The Company was in compliance with all required covenants as of September 30, 2009.

Mortgage Debt. As of September 30, 2009, the Company had approximately $72.8 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on our hotels.

Property	Balance Outstanding as of		Interest Rate		Maturity Date		Amortization Provisions		Prepayment Penalties
	September 30, 2009	December 31, 2008
Crowne Plaza Hampton Marina	$9,000,000	$8,256,168	LIBOR plus 2.75 Minimum 4.75	%, %(1)	06/2011	(2)	Interest Only		N
Crowne Plaza Jacksonville Riverfront	18,000,000	18,000,000	8.00%		07/2010	(2)	Interest Only		Y
Hilton Savannah DeSoto	23,000,000	23,000,000	6.06%		08/2017		25 years	(3)	Y
Hilton Wilmington Riverside	22,837,675	23,000,000	6.21%		03/2017		25 years	(4)	Y

Total	$72,837,675	$72,256,168

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(1)	At September 30, 2009 and December 31, 2008, the variable rate in effect for the mortgage on the Crowne Plaza Hampton Marina was 4.75%.
(2)	The mortgages on the Crowne Plaza Hampton Marina and the Crowne Plaza Jacksonville Riverfront may each be extended for one 12-month period.
(3)	The mortgage on the Hilton Savannah DeSoto has a 36-month interest-only period that expires in July 2011. Thereafter, the debt will amortize on a 25-year amortization schedule.
(4)	The mortgage on the Hilton Wilmington Riverside has a 24-month interest-only period that expires in March 2010. Thereafter, the debt will amortize on a 25-year amortization schedule.

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

Total mortgage debt maturities as of September 30, 2009 without respect to any loan extensions for the following twelve-month periods were as follows:

September 30, 2010	$18,473,041
September 30, 2011	9,842,984
September 30, 2012	896,199
September 30, 2013	952,774
September 30, 2014	1,012,922
Thereafter	41,659,755

Total future maturities	$72,837,675

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal payments equal to 50.0% of any distributions it receives from the joint venture. The mortgage to which the loan is tied matures in August 2010, but may be extended for two additional one-year periods, pursuant to the terms of the loan.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months and nine months ended September 30, 2009 totaled $16,513 and $52,159, respectively and totaled $18,835 and $47,425 for the three months and nine months ended September 30, 2008, respectively, for this operating lease.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and nine months ended September 30, 2009 totaled $23,871 and $71,612, respectively, and totaled $23,871 and $71,612 for the three months and nine months ended September 30, 2008, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense totaled $64,250 and $161,750 for the three months and nine months ended September 30, 2009, respectively, and totaled $42,034 and $126,103 for the three months and nine months ended September 30, 2008, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense for the three months and nine months ended September 30, 2009 totaled $1,240 and $3,720, respectively, and totaled $1,240 and $3,720 for the three months and nine months ended September 30, 2008, respectively.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and which expires August 31, 2015. Prior to September 1, 2009, the Company leased 1,842 square feet of commercial office space under a separate lease that expired August 31, 2009. Rent expense for the three months and nine months ended September 30, 2009 totaled $11,935 and $33,992, respectively, and totaled $10,814 and $32,228 for the three months and nine months ended September 30, 2008, respectively.

On October 8, 2009, the Company agreed to lease 1,632 square feet of commercial office space in Rockville, Maryland commencing January 1, 2010. The agreement, which expires December 31, 2016, requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term.

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend its lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Rent expense for each of the three months and nine months ended September 30, 2009 totaled $8,400 and $25,200, respectively, and totaled $8,400 and $14,000 for the three months and nine months ended September 30, 2008, respectively.

The Company has agreed to lease a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432 and may be renewed for an additional five years. Rent expense for the three months and nine months ended September 30, 2009 totaled $405.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

September 30, 2010	$589,349
September 30, 2011	571,315
September 30, 2012	461,579
September 30, 2013	254,153
September 30, 2014	228,765
Thereafter	360,207

Total future minimum lease payments	$2,465,368

Management Agreement – Each of the operating hotels that the Company owned at September 30, 2009 operates under a ten-year management agreement with MHI Hotels Services, which expires between December 2014 and March 2019 (see Note 8).

Franchise Agreements – As of September 30, 2009, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On January 1, 2008 and January 14, 2008, the Company issued 10,000 non-restricted shares and 14,000 restricted shares, respectively to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. On January 1, 2009, the Company issued another 10,000 non-restricted shares to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. On February 6, 2008 and February 9, 2009, the Company issued 18,613 shares and 14,650 shares, respectively, of restricted stock to certain executives and independent directors. As of September 30, 2009 and December 31, 2008, the Company had 6,964,263 and 6,939,613 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2009, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of September 30, 2009, the total number of Operating Partnership units outstanding was 3,737,607, with a fair market value of approximately $8.2 million based on the price per share of the common stock on that date.

8. Related Party Transactions

As of September 30, 2009, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and two members of its Board of Directors) owned approximately 2.6% of the Company’s outstanding common stock and 59.4% of the units in our Operating Partnership. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At September 30, 2009 and December 31, 2008, the Company was due $80,122 and $53,795, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for each of the three months and nine months ended September 30, 2009 totaled $160,000 and $480,000, respectively, and totaled $160,000 and $480,000 for the three months and nine months ended September 30, 2008, respectively.

Sublease of Office Space – The Company subleases office space in Greenbelt, Maryland from MHI Hotels Services. Rent expense was $12,320 and $32,420 for the three months and nine months ended September 30, 2009, respectively, and totaled $9,510 and $28,530 for the three months and nine months ended September 30, 2008, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Management Agreements – Each of the hotels that the Company owned at September 30, 2009, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Management fees paid by the Company to MHI Hotels Services totaled $454,490 and $1,375,604 for the three months and nine months ended September 30, 2009, respectively, and totaled $518,768 and $1,558,220 for the three months and nine months ended September 30, 2008, respectively. In addition, no estimated incentive management fees were accrued for the three months and nine months ended September 30, 2009 or 2008.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company totaled $449,595 and $1,368,809 for the three months and nine months ended September 30, 2009, respectively, and totaled $429,241 and $1,291,715 for the three months and nine months ended September 30, 2008, respectively.

9. Retirement Plan

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $10,870 and $33,179 for the three months and nine months ended September 30, 2009, respectively, and totaled $8,894 and $38,275 for the three months and nine months ended September 30, 2008, respectively.

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

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investment in hotel properties, net	$72,478,179	$74,244,478
Cash and cash equivalents	683,936	1,110,474
Restricted cash	2,156,966	1,026,166
Accounts receivable	198,848	193,907
Prepaid expenses, inventory and other assets	1,335,391	1,532,291

TOTAL ASSETS	$76,853,320	$78,017,316

LIABILITIES
Mortgage loans, net	$35,600,000	$35,600,000
Accounts payable and other accrued liabilities	1,673,250	1,112,040
Advance deposits	312,401	380,450

TOTAL LIABILITIES	37,585,651	37,092,490
TOTAL MEMBERS’ EQUITY	39,267,669	41,014,825

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$76,853,320	$78,017,316

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$1,928,707	$1,785,268	$7,182,096	$7,750,367
Food and beverage department	340,402	355,284	1,317,775	1,329,580
Other operating departments	237,384	205,030	749,339	951,951

Total revenue	2,506,493	2,345,582	9,249,210	10,031,898

Expenses
Hotel operating expenses
Rooms department	566,372	520,954	1,713,801	1,758,986
Food and beverage department	325,713	452,405	1,144,836	1,408,165
Other operating departments	156,440	135,626	379,900	386,990
Indirect	1,357,991	1,631,583	4,392,639	4,774,261

Total hotel operating expenses	2,406,516	2,740,568	7,631,176	8,328,402
Depreciation and amortization	545,475	545,726	1,635,161	1,636,544
General and administrative	14,091	1,118	128,919	68,949

Total operating expenses	2,966,082	3,287,412	9,395,256	10,033,895

Operating (loss	(459,589)	(941,830)	(146,046)	(1,997)
Gain on extinguishment of debt	—	—	—	3,000,000
Interest expense	(173,048)	(395,792)	(539,631)	(1,971,732)
Interest income	867	4,875	5,733	20,219

Net income (loss)	$(631,770)	$(1,332,747)	$(679,944)	$1,046,490

11. Income Taxes

The components of the income tax provision (benefit) for the three months and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	13	10	101	153

	13	10	101	153

Deferred:
Federal	(434)	(514)	(875)	(976)
State	(81)	(99)	(253)	(187)

	(515)	(613)	(1,128)	(1,163)

	$(502)	$(603)	$(1,027)	$(1,010)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	$(533)	$(479)	$(963)	$(167)
Effect of non-taxable REIT income	99	(35)	88	(809)
State income tax provision (benefit)	(68)	(89)	(152)	(34)

	$(502)	$(603)	$(1,027)	$(1,010)

As of September 30, 2009, the Company had a net deferred tax asset of approximately $4.1 million; primarily due to current and past years’ net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. As of September 30,

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

2009, approximately $0.2 million of the deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort that were not deductible in the year incurred, but are being amortized over 15 years. In addition, approximately $0.2 million of the deferred tax asset is attributable to the start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, vacation and sick pay. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(692,813)	$(523,773)	$(1,175,442)	$337,639
Basic:
Weighted average number of common shares outstanding	6,964,263	6,939,613	6,962,170	6,936,435
Net income (loss) per share—basic	$(0.10)	$(0.08)	$(0.17)	$0.05
Diluted:
Dilutive awards	26,000	36,000	26,000	36,000
Diluted weighted average number common shares outstanding	6,990,263	6,975,613	6,988,170	6,973,100
Net income (loss) per share—diluted	$(0.10)	$(0.08)	$(0.17)	$0.05

Diluted net income (loss) per share takes into consideration the pro forma dilution of certain unvested stock awards.

13. Subsequent Events

The Company has evaluated subsequent events through the time the financial statements were available for issuance on October 30, 2009.

On October 1, 2009, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission for a rights offering relating to non-transferable subscription rights to purchase shares of the Company’s common stock at a par value of $0.01 per share. Under the rights offering, each stockholder as of the October 14, 2009 record date will receive one subscription right for each share of common stock owned on the record date, and each right will entitle the rights holder to purchase one share of the Company’s common stock (the “basic subscription privilege”) at a subscription price equal to $1.60 per share. The rights offering will also include an over-subscription privilege which will entitle rights holders that exercise their basic subscription privilege in full to purchase shares not purchased by other subscription rights holders at the same subscription price of $1.60 per share (the “over-subscription privilege”). The total number of shares issuable upon exercise of both the basic subscription privilege and over-subscription privilege is subject to reduction by the Company so that the aggregate market value of the common stock issued pursuant to the rights offering does not exceed the limitation applicable to our use of Form S-3. Assuming the rights offering is fully subscribed, the Company will receive gross proceeds of approximately $6.9 million. The Company will contribute the net proceeds to the Operating Partnership in exchange for units in the Operating Partnership. The Operating Partnership intends to subsequently use the net proceeds received from us for additional working capital, which may be used at the Company’s discretion to reduce or purchase existing or future indebtedness, or for other general corporate purposes. The Registration Statement was declared effective on October 28, 2009.

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

Our wholly-owned hotel portfolio currently consists of nine full-service, upper-upscale, upscale and mid-scale hotels with 2,110 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. We also own a 25% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group and we have a leasehold interest in a resort condominium facility in Wrightsville Beach, North Carolina.

As of September 30 2009, we wholly-owned the following hotel properties:

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

Recent Developments

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

On March 6, 2009, we re-opened the Crowne Plaza Tampa Westshore after completing a $23.5 million renovation.

Rights Offering

On October 1, 2009, we filed a registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission for a rights offering relating to non-transferable subscription rights to purchase shares of our common stock at a par value of $0.01 per share. Under the rights offering, each stockholder as of the October 14, 2009 record date will receive one subscription right for each share of common stock owned on the record date, and each right will entitle the rights holder to purchase one share of our common stock (the “basic subscription privilege”) at a subscription price equal to $1.60 per share. The rights offering will also include an over-subscription privilege which will entitle rights holders that exercise their basic subscription privilege in full to purchase any shares not purchased by other subscription rights holders at the same subscription price of $1.60 per share (the “over-subscription privilege”). The total number of shares issuable upon exercise of both the basic subscription privilege and over-subscription privilege is subject to reduction by us so that the aggregate market value of the common stock issued pursuant to the rights offering does not exceed the limitation applicable to our use of Form S-3. Assuming the rights offering is fully subscribed, the Company will receive gross proceeds of approximately $6.9 million. We will contribute the net proceeds to the Operating Partnership in exchange for units in the Operating Partnership. The Operating Partnership intends to subsequently use the net proceeds received from us for additional working capital, which may be used at our discretion to reduce or purchase existing or future indebtedness, or for other general corporate purposes. The Registration Statement was declared effective on October 28, 2009.

Asset Management Group

During the third quarter 2009, we formed a new entity, MHI Asset Recovery, LLC, to pursue asset management assignments from special servicers and other entities involved in distressed hotel loans and workouts. As asset manager, we will provide asset management services including, but not limited to, property management, receiver services, litigation and contract support, franchise selection, construction management, value optimization, and project management on a fee-for-service basis.

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

Results of Operations

The following table illustrates the actual key operating metrics for the three months and nine months ended September 30, 2009 and 2008 for the properties we owned during each respective reporting period (“actual” properties) as well as the six properties in our portfolio that were not under development and were under our control during all of 2008 and the nine months ended September 30, 2009 (“same-store” properties). Accordingly, the same-store data for the three months ended September 30, 2009 does not reflect the performance of the Crowne Plaza Tampa Westshore. The same-store data for the nine months ended September 30, 2009 does not reflect the performance of the Sheraton Louisville Riverside, the Crowne Plaza Tampa Westshore, or the Crowne Plaza Hampton Marina.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Actual Portfolio Metrics
Occupancy %	63.5%	59.6%	61.7%	64.2%
ADR	$103.63	$116.43	$107.90	$120.13
RevPAR	$65.85	$69.41	$66.58	$77.09
Same-Store Portfolio Metrics
Number of Properties	8	8	6	6
Occupancy %	65.7%	59.6%	66.2%	68.0%
ADR	$106.04	$116.43	$110.32	$120.25
RevPAR	$69.65	$69.41	$72.99	$81.80

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Revenue. Total revenue for the three months ended September 30, 2009 increased approximately $0.8 million or 4.6% to approximately $18.0 million compared to total revenue of approximately $17.2 million for the three months ended September 30, 2008. Incremental revenue of approximately $0.9 million from our property in Tampa, Florida which was not open for the three months ended September 30, 2008 accounted for the increase while increases in revenue at our properties in Savannah, Georgia; Jeffersonville, Indiana; and Hampton, Virginia, which were either under renovation or emerging from renovation during the three months ended September 30, 2008 offset losses in revenue at our other properties which have been severely affected by the economic downturn.

Room revenue for the three months ended September 30, 2009 increased approximately $0.7 million or 4.6% to approximately $12.8 million compared to room revenue of approximately $12.1 million for the three months ended September 30, 2008. Incremental room revenue from our property in Tampa, Florida as well as increases in room revenue at our properties in Savannah, Georgia;

Hampton, Virginia; and Jeffersonville, Indiana, which were either under renovation or emerging from renovation during the three months ended September 30, 2008, exceeded losses in room revenue at our other properties. For the three months ended September 30, 2009, the eight same-store properties experienced a 0.4% increase in room revenue through a combination of a 10.2% increase in occupancy and an 8.9% decrease in ADR as compared to the same period in 2008.

Food and beverage revenues increased approximately $0.1 million to approximately $4.1 million for the three months ended September 30, 2009 compared to food and beverage revenues of approximately $4.0 million for the three months ended September 30, 2008. Contributions to food and beverage revenues from our properties in Tampa, Florida; Savannah, Georgia; and Hampton, Virginia, which were either closed or under renovation during the three months ended September 30, 2008, exceeded losses at our properties in Jacksonville, Florida; Raleigh, North Carolina; Wilmington, North Carolina; and Philadelphia, Pennsylvania which have been adversely affected by the effects of the weakened economy.

Revenue from other operating departments for the three months ended September 30, 2009 remained at the same level of other operating revenue for the three months ended September 30, 2008, or approximately $1.1 million.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $14.2 million, an increase of approximately $0.3 million or 2.1% for the three months ended September 30, 2009 compared to approximately $13.9 million for the three months ended September 30, 2008. Hotel operating expenses at our eight same-store properties decreased approximately $0.9 million or 6.4% for the three months ended September 30, 2009 compared to hotel operating expenses for the three months ended September 30, 2008. Lower expenses as a result of cost-cutting efforts put in place at all our properties were offset by hotel operating expenses at our newly-opened property in Tampa, Florida.

Rooms expense for the three months ended September 30, 2009 increased approximately $0.3 million or 8.4% to approximately $3.8 million compared to rooms expense of approximately $3.5 million for the three months ended September 30, 2008. Rooms expense at our eight same-store properties remained approximately the same for the three months ended September 30, 2009 compared to rooms expense for those properties for the three months ended September 30, 2008, despite a 10.2% increase in occupancy at those properties. Lower expenses as a result of cost-cutting efforts put in place at all our properties were offset by rooms expenses at our newly opened property in Tampa, Florida.

Food and beverage expenses for the three months ended September 30, 2009 decreased approximately $0.2 million or 8.2% to approximately $3.0 million compared to food and beverage expenses of approximately $3.2 million for the three months ended September 30, 2008. Lower volumes of food and beverage sales, decreased food cost and cost-cutting at our established properties more than offset the additional cost of food and beverage sales at our newly-opened property in Tampa.

Indirect expenses at our properties for the three months ended September 30, 2009 increased approximately $0.3 million or 4.1% to approximately $7.3 million compared to indirect expenses of approximately $7.0 million for the three months ended September 30, 2008. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Indirect expenses at our eight same-store properties decreased approximately $0.4 million or 5.5% for the three months ended September 30, 2009 compared to indirect expenses for the three months ended September 30, 2008. Lower expenses as a result of cost-cutting efforts put in place at all our properties were offset by indirect expenses at our newly-opened property in Tampa, Florida.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2009 increased approximately $0.4 million or 19.8% to approximately $2.2 million compared to depreciation and amortization expense of approximately $1.8 million for the three months ended September 30, 2008. The increase in depreciation and amortization was attributable to the renovations placed in service during the latter part of 2008 at the Hilton Savannah DeSoto and the Crowne Plaza Hampton Marina, as well as the depreciation and amortization expense related to the Crowne Plaza Tampa Westshore, which opened in March 2009.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2009 increased approximately $0.1 million to approximately $0.7 million or 15.1% compared to corporate general and administrative expense of approximately $0.6 million for the three months ended September 30, 2008. Higher legal costs constituted the majority of the increase in general and administrative expense.

Interest Expense. Interest expense for the three months ended September 30, 2009 increased approximately $0.6 million or 31.8% to approximately $2.5 million compared to interest expense of approximately $1.9 million for the three months ended September 30, 2008, primarily due to higher levels of borrowings on the credit facility and higher levels of mortgage debt. The increased interest expense relates to borrowing used to fund the purchase and renovations of our newly-opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana as well as renovations at the Hilton Savannah DeSoto.

Equity in Joint Venture. The equity loss in joint venture for the three months ended September 30, 2009 decreased approximately $0.1 million or 52.6% to approximately $0.1 million compared to an equity loss of approximately $0.2 million for the three months ended September 30, 2008 and represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the three months ended September 30, 2009, the hotel reported occupancy of 72.8%, ADR of $92.61 and RevPAR of $67.41. For the three months ended September 30, 2008, the hotel reported occupancy of 54.9%, ADR of $113.71 and RevPAR of $62.40.

Income Taxes. The income tax benefit for the three months ended September 30, 2009 decreased approximately $0.1 million or 16.8% to approximately $0.5 million compared to an income tax benefit of approximately $0.6 million for the three months ended September 30, 2008. The income tax provision is primarily derived from the operations of our TRS Lessee. The net operating loss of our TRS Lessee for the three months ended September 30, 2009 was less than the net operating loss for the three months ended September 30, 2008.

Net Income (Loss). The net loss for the Company for the three months ended September 30, 2009 increased approximately $0.2 million or 32.3% to approximately $0.7 million as compared to a net loss of approximately $0.5 million for the three months ended September 30, 2008 as a result of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Revenue. Total revenue for the nine months ended September 30, 2009 increased approximately $0.8 million or 1.6% to approximately $54.0 million, compared to total revenue of approximately $53.2 million for the nine months ended September 30, 2008. Incremental revenue of approximately $6.0 million from our properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana, which were not open for all or a portion of the nine months ended September 30, 2008, offset losses in revenue at several of our established properties which have been severely affected by the economic downturn.

Room revenue for the nine months ended September 30, 2009 increased approximately $0.7 million or 2.0% to approximately $37.4 million, compared to room revenue of approximately $36.7 million for the nine months ended September 30, 2008. Incremental room revenue from our properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana, which were not open for all or a portion of the nine months ended September 30, 2008, offset losses in room revenue at our other properties. For the nine months ended September 30, 2009, the six same-store properties experienced an 11.1% decrease in room revenue through a combination of an 8.3% decrease in ADR and a 2.7% decrease in occupancy as compared to the same period in 2008. Room revenue decreased at all our same-store properties with the exception of our property in Laurel, Maryland.

Food and beverage revenues decreased approximately $0.1 million to approximately $13.2 million for the nine months ended September 30, 2009 compared to food and beverage revenues of approximately $13.3 million for the nine months ended September 30, 2008. Contributions to food and beverage revenues from our newly-opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana were exceeded by decreases at our properties in Jacksonville, Florida; Raleigh, North Carolina; Savannah, Georgia; and Philadelphia, Pennsylvania which have been adversely affected by the effects of the weakened economy.

Revenue from other operating departments for the nine months ended September 30, 2009 increased approximately $0.2 million or 8.4% to approximately $3.4 million compared to other operating revenue of approximately $3.2 million for the nine months ended September 30, 2008. Lease revenue from a new restaurant tenant at the Hilton Wilmington Riverside as well as other revenue from our newly opened property in Tampa, Florida and incremental revenue from our properties in Hampton, Virginia and Jeffersonville, Indiana, which were not open for the entire nine month period ended September 30, 2008, constituted most of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were constant at approximately $41.7 million for the nine months ended September 30, 2009 compared to hotel operating expenses for the nine months ended September 30, 2008. Hotel operating expenses at our six same-store properties decreased approximately $5.4 million or 14.3% for the nine months ended September 30, 2009 compared to hotel operating expenses for the nine months ended September 30, 2008. Lower expenses as a result of cost-cutting efforts put in place at all our properties were offset by hotel operating expenses at our newly-opened property in Tampa, Florida as well as incremental costs at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for all or a portion of the nine months ended September 30, 2008.

Rooms expense for the nine months ended September 30, 2009 increased approximately $0.3 million or 2.7% to approximately $10.5 million, compared to rooms expense of approximately $10.2 million for the nine months ended September 30, 2008. Rooms expense at our six same-store properties decreased approximately $1.3 million or 13.3% for the nine months ended September 30, 2009 compared to rooms expense for the nine months ended September 30, 2008. Lower expenses as a result of 2.7% lower occupancy at our same-store properties and cost-cutting efforts put in place at all our properties were offset by rooms expenses at our newly-opened property in Tampa, Florida as well as incremental rooms expenses at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for all or a portion of the nine months ended September 30, 2008.

Food and beverage expenses for the nine months ended September 30, 2009 decreased approximately $1.0 million or 9.8% to approximately $9.0 million compared to food and beverage expenses of approximately $10.0 million for the nine months ended

September 30, 2008. Lower volumes of food and beverage sales, decreased food cost and cost-cutting at our established properties more than offset the additional cost of food and beverage sales at our newly opened property in Tampa, Florida as well as incremental food and beverage costs at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for all or a portion of the nine months ended September 30, 2008.

Indirect expenses at our properties for the nine months ended September 30, 2009 increased approximately $0.8 million or 3.7% to approximately $21.7 million compared to indirect expenses of approximately $20.9 million for the nine months ended September 30, 2008. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Indirect expenses at our six same-store properties decreased approximately $2.1 million or 11.3% for the nine months ended September 30, 2009 compared to indirect expenses for the nine months ended September 30, 2008. Lower expenses as a result of cost-cutting efforts put in place at all our properties were offset by indirect expenses at our newly opened property in Tampa, Florida as well as incremental indirect expenses at our properties in Hampton, Virginia and Jeffersonville, Indiana which were not open for all or a portion of the nine months ended September 30, 2008.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2009 increased approximately $1.3 million or 28.7% to approximately $6.1 million compared to depreciation and amortization expense of approximately $4.8 million for the nine months ended September 30, 2008. The increase in depreciation and amortization was attributable to the renovations placed in service during the latter part of 2008 at the Hilton Savannah DeSoto and the Crowne Plaza Hampton Marina, as well as the depreciation and amortization expense related to the Crowne Plaza Tampa Westshore, which opened in March 2009.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2009 increased approximately $0.2 million or 7.7% to approximately $2.5 million compared to corporate general and administrative expense of approximately $2.3 million for the nine months ended September 30, 2008. Higher legal costs constituted the majority of the increase in general and administrative expense.

Interest Expense. Interest expense for the nine months ended September 30, 2009 increased approximately $2.3 million or 48.3% to approximately $7.1 million compared to interest expense of approximately $4.8 million for the nine months ended September 30, 2008, primarily due to higher levels of borrowings on the credit facility and higher levels of mortgage debt. The increased interest expense relates to borrowing used to fund the purchase and renovations of our newly-opened or recently acquired properties in Tampa, Florida; Hampton, Virginia; and Jeffersonville, Indiana as well as renovations at the Hilton Savannah DeSoto.

Equity in Joint Venture. Equity in joint venture for the nine months ended September 30, 2009 shifted to an equity loss of approximately $0.2 million from equity income of approximately $0.3 million for the nine months ended September 30, 2008 and represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the nine months ended September 30, 2008, the joint venture was able to restructure the mortgage on the property by purchasing a $22.0 million junior participation at a price of $19.0 million resulting in a $3.0 million gain on extinguishment of debt to the joint venture. If the joint venture had not reported any gain on extinguishments of debt for the nine months ended September 30, 2008, the Company would otherwise have reported an equity loss in the joint venture of approximately $0.5 million. The equity loss in the joint venture would have decreased approximately $0.3 million for the nine months ended September 30, 2009 compared to the equity loss in the joint venture for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the hotel reported occupancy of 69.6%, ADR of $121.53 and RevPAR of $84.59. For the nine months ended September 30, 2008, the hotel reported occupancy of 59.0%, ADR of $154.22 and RevPAR of $90.95.

Income Taxes. The income tax benefit for the nine months ended September 30, 2009 remained constant at approximately $1.0 million compared to the income tax benefit for the nine months ended September 30, 2008. The income tax benefit is primarily derived from the operations of our TRS Lessee. The net operating loss of our TRS Lessee for the nine months ended September 30, 2009 was approximately the same as the net operating loss for the nine months ended September 30, 2008.

Net Income (Loss). The net income (loss) for the Company for the nine months ended September 30, 2009 shifted from net income of approximately $0.3 million for the nine months ended September 30, 2008 to a net loss of approximately $1.2 million for the nine months ended September 30, 2009 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months and nine months ended September 30, 2009 and 2008 (unaudited):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net income (loss) attributable to the Company	$(692,813)	$(523,773)	$(1,175,442)	$337,639
Noncontrolling interest	(371,894)	(282,336)	(631,031)	181,933
Add depreciation and amortization	2,152,350	1,797,075	6,148,408	4,777,680
Add equity in depreciation of joint venture	135,935	136,432	407,814	409,244
Add/(Subtract) loss/(gain) on disposal of assets	51,740	(2,010)	42,870	114,962

FFO	$1,275,318	$1,125,388	$4,792,619	$5,821,458

Weighted average shares outstanding	6,964,263	6,939,613	6,962,170	6,936,435
Weighted average units outstanding	3,737,607	3,737,607	3,737,607	3,737,607

Weighted average shares and units	10,701,870	10,677,220	10,699,777	10,674,042

FFO per share and unit	$0.12	$0.11	$0.45	$0.55

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

Cash flow used in operating activities for the nine months ended September 30, 2009 was approximately $0.6 million. Approximately $1.1 million of cash was used to establish working capital for and pay pre-opening expenses associated with the opening of the Crowne Plaza Tampa Westshore as well as fund the initial losses related to the property’s opening.

Investing Activities. Approximately $8.3 million was spent during the nine months ended September 30, 2009 on renovations and capital improvements. Approximately $2.3 million was spent on renovations at the Hilton Savannah DeSoto and the Crowne Plaza Hampton Marina in order to bring those projects to completion. Approximately $5.0 million was spent on renovations at the Crowne Plaza Tampa Westshore, which opened in March 2009. To date, we received reimbursements from our restricted reserves for replacement of furniture, fixtures and equipment of approximately $2.5 million.

Financing Activities. During the nine months ended September 30, 2009, we borrowed a net $5.6 million on our credit facility and $0.7 on the mortgage on the Crowne Plaza Hampton Marina in order to fund the investing activities discussed above, as well as provide working capital. We also borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving liquidity.

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

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of approximately $5.3 million, of which $0.8 million was in restricted reserve accounts and real estate tax escrows. As of September 30, 2009, our revolving credit facility, under which we may borrow up to $80.0 million, had an outstanding balance of approximately $78.7 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, as well as scheduled payments of principal and interest.

In light of the tightening of the credit markets and the weakness in the economy that began in 2008, we undertook several measures to enhance our liquidity position earlier this year. On February 9, 2009, we borrowed $4.75 million from the Carlyle Affiliate Lender. We also amended our credit agreement with BB&T, as administrative agent and lender. We amended our agreement in February 2009 to, among other things, ease our total leverage ratio test by increasing our total maximum permitted leverage from 55.0% to 62.5% of the total value of our assets and establish new methodologies for valuing certain of our hotel properties through April 2010. We also sought to improve our liquidity position by adding our hotel property in Laurel, Maryland to the credit agreement’s collateral pool against which we may borrow. The amendment also resulted in a modification of our dividend policy limiting our annual dividend distribution level to 90% of taxable income, consistent with the level necessary to maintain our REIT status until certain liquidity thresholds within the credit agreement are met. We entered into a subsequent amendment in May 2009, which modified the tangible net worth covenant with which we must comply. This amendment permits us to pay with respect to a given fiscal year a dividend in an amount minimally necessary to maintain our REIT status, provided that no dividend may be paid during the first three quarters of such fiscal year. We anticipate the amount of such a dividend will remain at 90% of taxable income. Notwithstanding this limitation, we were permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, we may be able to declare and pay additional cash dividends in any fiscal year.

Our ability to maintain existing levels of debt on our credit facility is dependent on our ability to comply with the loan-to-value requirements of the credit agreement as well as the various financial covenants. The loan-to-value requirements of the credit agreement as well as the leverage covenants contemplate valuations of our encumbered properties based on varied methodologies. Established properties that have not undergone renovation are valued at a multiple of their operating margin. For encumbered properties that have undergone renovation, especially those for which we are employing a “deep-turn” strategy, the value of such properties is fixed during the construction and “ramp-up” phases, after which time such properties will be valued in a similar manner to other established properties. The ramp-up phase for our three recently renovated properties will end in April 2010. Other financial covenants relate to minimum levels of cash flow that ensure our ability to pay the interest due under the credit facility, minimum levels of expenditures to maintain the quality of the encumbered assets, existence of a hedge against rising interest rates on a substantial portion of the facility, as well as minimum levels of net worth. In addition, our credit agreement imposes limitations on our ability to incur additional debt.

The general economic slowdown has significantly affected both our cash flows and operating profits and curtailed the margins by which we satisfy the loan-to-value requirements as well as various financial covenants. During the third quarter 2009, lower levels of operating profits at the properties securing the credit facility obligated us to reduce the outstanding balance on the credit facility by $0.75 million in order to comply with the loan-to-value requirements. We project that we will be required to make additional payments over the next four months ranging from $2.3 million to $3.3 million in order to remain compliant with the loan-to-value requirements. In order to improve our current working capital position, we are currently undertaking a rights offering which, if fully subscribed, will generate net proceeds of approximately $6.7 million.

Should the current economic slowdown and weakness in the lodging industry intensify and further reduce our operating cash flows and financial performance or weaken our financial condition below the levels necessary to comply with the loan-to-value requirements or the financial covenants in our credit agreement, we may be required to make significant payments on all or a portion of the outstanding debt. We also may be required to make significant payments should our recently renovated properties not realize sufficient operating performance to meet the loan-to-value requirements or comply with financial covenants once their “ramp-up” phase is complete.

We believe that as the economy nears the bottom of the economic cycle and begins to recover, there will be numerous opportunities to acquire properties at attractive prices. However, with the constraints of the covenants in the credit agreement, we have limited, if any, ability to incur additional debt in order to take advantage of such opportunities. Given the prospect of a required reduction in our leverage and the potential for attractive acquisitions emerging from the current economic downturn, we intend to pursue additional equity financing in the future to enable us to take advantage of such opportunities as well as enable us to make a significant payment on our credit facility, if necessary. However, should an equity offering not be successful, we may not be able to raise capital to replace or repay our credit facility if necessary. Sources of additional capital to fund any required reductions in the amount outstanding on the credit facility or to acquire additional properties may include a combination of some or all of the following:

•	The issuance of shares of preferred stock;

•	The issuance of additional shares of our common stock;

•	The issuance of additional units in the operating partnership;

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the refinancing of hotel properties;

•	The selective disposition of core or non-core assets; and

•

The sale or contribution of some of our wholly owned properties, development projects or development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contribution.

Beyond the funding of any required principal reduction on our existing credit facility or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, amounts outstanding under our secured credit facility, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

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

The acquisition of the Crowne Plaza was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage, which originally had a two-year term maturing on August 1, 2009, was restructured on June 13, 2008 so that the first $35.6 million bears interest at a rate of LIBOR plus additional interest of 0.98%. The remaining $22.0 million bears a rate of LIBOR plus 3.50%. Upon the restructure, another entity in which we own a 25.0% indirect non-controlling interest purchased the $22.0 million junior participation for $19.0 million. The loan has been extended until August 1, 2010 and can be extended for two additional one-year periods, pursuant to certain terms and conditions. Monthly interest-only payments are due throughout the term. The Crowne Plaza Hollywood Beach Resort secures the mortgage. We have provided limited guarantees to the lender with respect to this mortgage.

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

There were no charges for impairment recorded for the three months and nine months ended September 30, 2009 or 2008.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2009. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

For a summary of recently adopted and newly issued accounting pronouncements, please refer to the Recent Accounting Pronouncements section of Note 2, Summary of Significant Accounting Policies, in the Notes to Financial Statements.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit facility required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of September 30, 2009, derivatives with a fair value of approximately $(1.3) million were included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of September 30, 2009, we had approximately $63.8 million of fixed-rate debt and approximately $92.4 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina – to the extent that the 30-day LIBOR exceeds 4.75% – as well as the loan from the Carlyle Affiliate Lender and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $92.4 million, the balance at September 30, 2009, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR, which was 0.246% on September 30, 2009, would be approximately $624,000.

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

As of September 30, 2009, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our most annual report on Form 10-K for the year ended December 31, 2008.

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

MHI HOSPITALITY CORPORATION

Date: October 30, 2009	By:	/S/ ANDREW M. SIMS
Andrew M. Sims
Chief Executive Officer and Chairman of the Board

	By:	/S/ WILLIAM J. ZAISER
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873).