Form 10-K
period 2009-12-31
MHI Hospitality CORP
filed 2010-03-05
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32379

MHI HOSPITALITY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 W. Francis Street Williamsburg, Virginia	23185
(Address of Principal Executive Officers)	(Zip Code)

Registrant’s telephone number, including area code 757-229-5648

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,303,404 based on the closing price quoted on the NASDAQ® Stock Market.

As of March 4, 2010, there were 9,152,118 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

PART I

Item 1. Business

Organization

MHI Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was formed in August 2004 to own and manage a portfolio of full-service upper up-scale, up-scale and mid-scale hotels located in primary and secondary markets in the Mid-Atlantic, Midwest and Southeastern United States. On December 21, 2004, we successfully completed our initial public offering and elected to be treated as a self-advised real estate investment trust (“REIT”) for federal income tax purposes. We conduct our business through MHI Hospitality, L.P., our operating partnership, of which we are the general partner. Our Company owns approximately 71.0% of the partnership units in our operating partnership. Limited partners (including our officers and certain of our directors) own the remaining operating partnership units.

As of March 1, 2010, our portfolio consists of nine full-service upper up-scale and mid-scale hotels with 2,110 rooms. These nine hotels operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. We own a 25.0% minority interest in a Crowne Plaza hotel through a joint venture as well as leasehold interests in the commercial spaces of the Shell Island Resort, a condominium resort property.

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

Our corporate office is located at 410 W. Francis Street, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

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

We also intend to take advantage of market opportunities to acquire performing hotels at attractive prices. The recent economic downturn has had a significant negative impact on the financial performance of many hotel properties. At the same time, the lack of available capital for hotel investments has driven up capitalization rates. In the near term, we expect many performing hotels that come to market to be attractively priced when considering their potential value over the long-term.

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

Investment Vehicles. In pursuit of our investment strategy we will employ various traditional and non-traditional investment vehicles:

•

Direct Purchase Opportunity: Our traditional investment strategy is to acquire direct ownership interests in properties that meet our investment criteria, including opportunities that involve full-service mid-scale to upper up-scale properties in identified geographic “growth” markets that have significant barriers to entry for new product delivery. Such properties, or portfolio of properties, may or may not be acquired subject to a mortgage by the seller or third-party.

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

In April 2007, we entered into a program agreement and related operating agreements with Carlyle that provide for the formation of entities to be jointly owned by us and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under these agreements, we will offer the joint venture the first right to acquire potential investment opportunities identified by us with total capitalization requirements in excess of $30.0 million. Carlyle had agreed to commit $100.0 million of equity capital to the joint venture through April 2010. Under the agreement, Carlyle would fund up to 90.0% of the equity of an acquisition, and we would provide between 10.0% and 25.0%. We do not expect to make any additional investments with Carlyle.

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

Asset Management Strategy. The Company intends to leverage its expertise in repositioning and improving the performance of distressed properties. In July 2009, the Company formed a separate subsidiary to pursue asset management assignments from special servicers and other special entities involved in distressed hotel loans and workouts. As asset manager, the Company will provide asset management services including, but not limited to, property management, receiver services, litigation and contract support, franchise selection, construction management, value optimization, and project management on a fee-for-service basis.

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

Joint Venture Program Agreement

On April 26, 2007, we entered into a program agreement and related operating agreements with Carlyle. The agreements provide for the formation of entities to be jointly owned by Carlyle and us, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, we committed to offer the joint venture the first right to acquire potential investment opportunities identified by the Company with total capitalization requirements in excess of $30.0 million. Carlyle agreed to commit $100.0 million of equity capital to the joint venture through April 2010. Under the agreement, Carlyle would fund up to 90.0% of the equity of an acquisition, and we would provide between 10.0% and 25.0%. Under the agreement, we have the right to receive an asset management fee of 1.5% of the gross revenues of the hotels owned by the venture. In addition, we have a first right of offer with respect to any investment disposed by the joint venture. The agreement has an initial term of three years, subject to extension with the mutual agreement of the parties. We do not expect to acquire additional properties through this joint venture.

Lease Agreements

In order for us to qualify as a REIT, neither our company nor the operating partnership or its subsidiaries can operate our hotels directly. Our hotels are leased to our TRS Lessee, which has engaged MHI Hotels Services to manage the hotels. Each lease for the hotels has a non-cancelable term of three to five years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

During the term of each lease, the TRS Lessee is obligated to pay a fixed annual base rent plus a percentage rent and certain other additional charges. Base rent accrues and is paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, in excess of certain threshold amounts and is paid monthly or quarterly, according to the terms of the agreement.

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

The incentive management fee, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of all our hotels, with the exception of the Tampa property, on an aggregate basis for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive fee may not exceed 0.25% of the aggregate gross revenue of all of the hotels included in the incentive fee calculation for the year in which the incentive fee is earned. The calculation of the incentive fee will not include results of hotels for the fiscal year in which they are initially leased, or for the fiscal year in which they are sold, and newly acquired or leased hotels will be included in the calculation beginning in the second full year such hotel is managed. The management agreement for the management of the Tampa property includes a similar provision for payment of an incentive management on a stand-alone basis.

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

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or

•	upon a default by MHI Hotels Services or us that is not cured prior to the expiration of any applicable cure periods.

The management agreement for the Crowne Plaza Tampa Westshore may also be terminated for convenience with ninety days notice to MHI Hotels Services.

Termination Fees

In certain cases of early termination of the master management agreement with respect to one or more of the hotels, we must pay MHI Hotels Services a termination fee, plus any amounts otherwise due to MHI Hotels Services pursuant to the terms of that management agreement. We will be obligated to pay termination fees in such circumstances provided that MHI Hotels Services is not then in default, subject to certain cure and grace periods. There is no termination fee for the termination of the management agreement for our Tampa property.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90.0% of our taxable income (excluding net capital gains) to our stockholders. It is our current intention to adhere to these requirements and maintain our qualification for taxation as a REIT. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our net income that is distributed to stockholders. If we fail to qualify for taxation as a REIT in any taxable year, and no relief provision applies, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and we would be disqualified from re-electing treatment as a REIT until the fifth taxable year after the year in which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

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

Employees

As of March 1, 2010, we employed eight persons, four of whom work at our corporate office in Williamsburg, Virginia, three of whom work in our offices in Rockville, Maryland, and one who is engaged in overseeing the completion of renovations at one of our properties. All persons employed in the day-to-day operations of the hotels are employees of MHI Hotels Services, the management company engaged by our TRS Lessee to operate such hotels.

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

Under the terms of our credit agreement, we must satisfy certain financial and non-financial covenants. Our credit agreement limits the amount we may borrow under the agreement to the lesser of $80.0 million or proscribed percentages of the value of the properties in the collateral pool ranging from 56.0% to 70.0%, as determined by the provisions of the agreement. Commencing April 2010, the limit on our borrowing will be adjusted to 65.0% of the value of the properties in the collateral pool. The financial covenants include tests of our overall leverage as well as tests of our level of overall profitability. Our credit agreement prescribes the method for determining the values of our hotels for the purpose of computing the leverage tests. With certain exceptions, the value of each hotel is directly related to its financial performance. In February 2009, we executed an amendment to our credit agreement that established new methodologies for valuing our existing properties under renovation and obtained a waiver of any potential defaults for 2008. Commencing April 2010, certain of our recently renovated properties will be valued on the basis of their financial performance for the prior 12 months, which is likely to result in a lower valuation. As of December 31, 2009, we were in compliance with all the required covenants; however, during the fourth quarter 2009, we reduced our borrowings under the credit facility by approximately $3.2 million and expect further reductions in the first and second quarters 2010.

Failure to maintain sufficient levels of financial performance at our hotel properties could cause the value of our collateral pool, as determined by the terms of the agreement, to fall below anticipated borrowing levels and could require us to immediately repay a portion of the outstanding indebtedness. Additionally, as our newly-opened properties convert to having their respective collateral pool values determined by their financial performance from their appraised value or accumulated cost basis, we may experience significant deficiencies in the value of our collateral pool and be required to immediately repay a portion of the outstanding indebtedness. During the second quarter 2010, we anticipate that we may have to repay an amount ranging between $20.0 million and $25.5 million. Failure to repay required portions of our indebtedness would create a potential default under this credit agreement. While we may seek temporary or permanent relief through either an amendment or waiver, there can be no assurance that the lenders would grant an amendment or waiver, and any such amendment or waiver may include additional fees, increased interest rates or other more stringent terms and conditions that are materially disadvantageous to us.

In addition to the impact on the value of the collateral pool, failure to maintain sufficient levels of financial performance at our hotel properties could cause us to fail any of the leverage or financial performance covenant tests in our credit agreement. Failure to satisfy these covenants and conditions would create a potential default under this credit agreement, in which case we could pursue a waiver from our lenders or an amendment to our credit agreement. There can be no assurance that the lenders would grant a waiver or an amendment, and, in light of current credit market conditions, any such amendment or waiver may include additional fees, increased interest rates or other more stringent terms and conditions that are materially disadvantageous to us. In order to avoid a default due to insufficiency of the collateral pool, we may have to repay a significant portion of the outstanding indebtedness.

In the event of a default, for failure to satisfy any of the loan covenants or for failure to make timely repayment necessitated by an insufficiency of the collateral pool, our lender could require us to immediately repay all outstanding indebtedness under the credit facility. In order to repay all or a significant portion of the outstanding indebtedness, we would have to obtain financing from alternative debt sources, private or public offerings of debt securities, or the issuance of equity securities. There can be no assurance that such alternative financing sources would be available to us at all or on terms that are acceptable to us. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms. To the extent we cannot repay our outstanding debt, we risk losing some or all of these properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

If the general economic slowdown continues to negatively affect the financial performance of our hotels, we may have difficulty refinancing existing indebtedness when it matures.

The amount of indebtedness lenders are willing to finance is generally limited to a percentage of a property’s fair market value. Valuations of hotel properties can be derived from various approaches, but a critical factor in the valuation is the financial performance, or potential financial performance of the hotel. Should the current economic downturn continue to impact our hotels’ financial performance, we may not be able to refinance the balances currently outstanding on our properties’ mortgage loans and may be required to repay a portion of the indebtedness upon refinance. If we do not have sufficient funds to repay that portion of the indebtedness, it may be necessary to raise capital through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses and potentially reducing cash flow from operating activities if the sale proceeds in excess of the amount required to satisfy the indebtedness could not be reinvested in equally profitable real property investments.

In addition to refinancing mortgage indebtedness on individual properties, we may be required to refinance our indebtedness under the credit facility, which matures in May 2011. Should the properties that comprise the collateral pool for the credit facility not achieve or maintain sufficient levels of financial performance, we may not be able to obtain adequate secured debt financing. Similar to the risk of refinancing mortgage indebtedness on individual properties, if we do not have sufficient funds to repay the indebtedness, we may have to raise additional capital, which may be subject to disadvantageous terms and higher rates of interest that would lower our cash flow; or we may have to dispose of hotel properties on disadvantageous terms.

Due to conditions beyond our control, we may not be able to obtain corporate financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to maintain our current operations and execute our business strategy.

In addition to capital available under the credit facility, we anticipate that we may be required to seek additional capital in the future, including financing necessary to refinance or replace existing long-term debt and to fund capital expenditures. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings, if needed, on acceptable terms, if at all. In July 2010, our mortgage on the Crowne Plaza Jacksonville Riverfront matures, but may be extended to July 2011, subject to certain terms and conditions. The terms of the current mortgage provide for a maximum loan-to value ratio of 75.0%. There can be no guarantee that we will be able to obtain a modification to extend the current mortgage or refinance the mortgage on the property at similar terms. In May 2011, the credit facility, which had a balance at December 31, 2009 of approximately $75.5 million, matures. In June 2011, the mortgage on the Crowne Plaza Hampton Marina, which may be extended to June 2012 subject to certain terms and conditions, matures.

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

At December 31, 2009, we had total loans, mortgage and secured indebtedness of approximately $148.3 million, which we estimate was between 60.0% and 65.0% of the fair market value of our assets, and which is in excess of our targeted debt levels of 45.0% to 55.0% of total assets. We, and our subsidiaries, may be able to incur substantial additional debt, including secured debt, in the future. Our existing indebtedness, as well as the incurrence of any additional debt subjects us to many risks, including the risks that:

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

Our various debt agreements provide that we must satisfy certain financial and non-financial covenants. As of December 31, 2009, we were in compliance with all the required covenants. Maintaining continued compliance with our debt covenants is dependent on the operating performance of our hotels, which is directly affected by the current economic environment in which they operate. Failure to satisfy these covenants would create a default under one or more loan agreements and one or more lenders could require us to immediately repay all or a portion of our indebtedness before maturity.

If we do not have sufficient funds to make any required payments on our debt, it may be necessary to refinance this debt through additional debt financing, private or public offerings of debt securities or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce future cash flows from operating activities. We may place mortgages on our hotel properties to secure the credit facility or other debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those properties to foreclosure and we could be required to invoke insolvency proceedings, including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code. Also, covenants applicable to our debt could impair our planned strategies and, if violated, result in a default on our debt obligations.

Our liquidity, including access to capital markets and financing, could be constrained by limitations in the overall credit markets, our creditworthiness, and our ability to comply with financial covenants in our debt instruments.

Our ability to borrow under new financial arrangements or additional amounts under our existing financial arrangements depends on our compliance with covenants in the related agreements, and on our performance against covenants in our credit agreement that require compliance with certain financial ratios as of the end of each fiscal quarter. Among other restrictions, our credit agreement limits the amount of leverage we are allowed to undertake. To the extent that we are unable to maintain compliance with this and other requirements or to perform against the financial performance covenants, due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.

The scarcity of equity and debt capital has frozen the market for buying and selling hotels.

Currently, buyers of hotels are finding it difficult to source capital for hotel acquisitions. Even if they are able to obtain debt, lenders are lending lesser amounts and are requiring more restrictive terms and conditions. Over the past few years, private equity sources have materially reduced their commitments and the stock prices of public companies, including ours, have significantly declined making it more difficult to sell stock without diluting existing stockholders. As a result of the difficulties in the equity and debt markets, buyers are having less ability to pay the purchase prices that sellers are seeking. This has resulted in a sizable gap between the prices sellers ask for hotels and the prices buyers are able to pay for hotels.

We believe the stress in the capital markets would make it very difficult for us to sell any of our hotels at attractive prices if we were forced by economic circumstances to sell at any time in the near future.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase debt service requirements on our floating rate debt, including any borrowings under our credit facility. Borrowings under our credit facility have borne interest at floating interest rates of 30-day LIBOR plus 1.625% to 2.125%, depending on our leverage ratio, and as of February 18, 2009, they bear interest at floating rates of 30-day LIBOR plus 2.75% to 3.25%, depending on our leverage ratio. We currently have an interest-rate swap agreement that fixes the amount of interest on $30.0 million of indebtedness which expires in April 2010. We expect to enter into another interest-rate swap or interest-rate cap agreement covering the remaining term of the agreement for up to $40.0 million of indebtedness. To the extent that the total amount borrowed on the credit facility is less than the notional amount of the interest-rate swap, we are exposed to falling interest rates on the difference between the amount borrowed and the notional amount of the interest-rate swap. To the extent that the total amount borrowed on the credit facility is more than the notional amount of the interest-rate swap, we are exposed to rising interest rates on the amount borrowed in excess of the notional amount of the swap. Any additional hedging transactions into which we enter would have to be structured so as to not jeopardize our status as a REIT. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

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

If the closing price of our shares fails to meet NASDAQ’s minimum bid price requirement for 30 consecutive days, or if we otherwise fail to meet all other applicable requirements of the NASDAQ Global Market, NASDAQ may make a determination to delist our shares of common stock. Any such delisting could have adverse affects by, among other things:

•	Reducing the trading liquidity and market price of our common stock;

•	Reducing the number of investors willing to hold or acquire our common stock, thereby restricting our ability to obtain equity financing;

•	Causing an event of default under certain of our debt agreements, which could serve to accelerate the indebtedness; and

•	Reducing our ability to retain, attract and motivate directors, officers and employees.

Risks Related to Our Business and Properties

If the general economic slowdown continues and fails to turn around, our operating performance and financial results may be harmed by further declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry and the general economy have traditionally been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We incurred a net loss of approximately $2.0 million for our 2009 fiscal year. A prolonged economic downturn may produce continued losses. A continued weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict how severe and prolonged a continued downturn might be. Moreover, reduced revenues as a result of the weakening economy may also reduce our working capital and impact our long-term business strategy.

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

Under the terms of our management agreements with MHI Hotels Services and the REIT qualification rules, our ability to participate in operating decisions regarding the hotels is limited. We will depend on MHI Hotels Services to operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, which we refer to as RevPAR, and average daily rates, which we refer to as ADR, we may not be able to force MHI Hotels Services to change its method of operation of our hotels. Additionally, in the event that we need to replace MHI Hotels Services or any other management companies in the future, we may be required by the terms of the applicable management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Our ability to make distributions to our stockholders is restricted by the terms of our credit agreement and is subject to fluctuations in our financial performance, operating results and capital improvements requirements.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to our stockholders. However, several factors may make us unable to declare or pay distributions to our stockholders including poor operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements that may be required by our franchisors.

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

Additionally, our ability to make distributions is constrained by the terms of the fourth amendment to our credit agreement. While it permits the minimum distributions that allow us to maintain our status as a REIT for so long as certain conditions are met, it provides additional conditions that must be met before payments in excess of the minimum distributions can be made. These additional conditions include certain liquidity requirements including (a) that we maintain at least $10.0 million of liquidity, which is measured by the sum of our unrestricted cash and cash equivalents plus unused and available borrowing capacity on the revolving credit facility up to a limit of $5.0 million and (b) a debt yield, which requires that we then have a ratio of EBITDA to total liabilities of no less than 0.10.

Subject to the restrictions of our credit agreement, the amount of any dividend distributions is in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants, and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash to fund distributions.

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

We own two leasehold interests in the Shell Island Resort, a 160-unit condominium resort property in Wrightsville Beach, North Carolina, which were purchased in December 2004 for $3.5 million with the proceeds of the initial public offering. Our operating partnership entered into sublease arrangements to sublease our entire leasehold interests in the property at the Shell Island Resort to affiliates of our management company.

If the Shell Island Resort property leases are terminated, our sublease agreements for the resort property will also be terminated. The property leases may be terminated by the resort property’s homeowners’ association if MHI Hotels, LLC or MHI Hotels Two, Inc., two of our affiliates, breach certain provisions under the leases. The homeowners’ association may also terminate the leases if MHI Hotels Services serves as central rental agent for less than 80 of the 160 rental units at the resort. Upon termination of these subleases, MHI Hotels, LLC and MHI Hotels Two, Inc. may be unable to meet their payment obligations, and we would no longer receive the fixed annual amount of $640,000, less our lease payments of approximately $195,000 to the resort property’s homeowners’ association. In addition, the ability of MHI Hotels, LLC and MHI Hotels Two, Inc. to make rent payments may be dependent upon generating revenues from the operation of the resort properties. Although MHI Hotels Services has agreed to make capital contributions to MHI Hotels, LLC and MHI Hotels Two, Inc. in an amount sufficient to cure their defaults under the sublease agreements, MHI Hotels Services has nominal assets, and is dependent on management fee income. In such event, our net income could be adversely affected, and we may be required to write off our investment in the Shell Island Resort property leases.

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

Conflicts of interest relating to MHI Hotels Services may lead to management decisions that are not in the stockholders’ best interest. Certain of our officers and directors including Andrew Sims, our chairman, president and chief executive officer, Kim Sims and Christopher Sims, who serve on our board of directors, William Zaiser, our executive vice president and chief financial officer, together own a controlling interest in MHI Hotels Services which manages our hotel properties. In addition, unless a majority of independent directors concludes otherwise, MHI Hotels Services has a right of first offer to manage hotels we acquire in the future, subject to certain exceptions, and receives substantial management fees based on the revenues and operating profit of our hotels. Our management agreements with MHI Hotels Services, including the financial terms thereof, were not negotiated on an arm’s-length basis and may be less favorable to us than we could have obtained from third parties.

Our management agreements establish the terms of MHI Hotels Services’ management of our hotels. Under certain circumstances, if we terminate our master management agreement as to one of the hotels, we will be required to pay MHI Hotels Services a termination fee. If we were to terminate the master management agreement with respect to all our hotels in connection with a sale of those hotels, the aggregate termination fee would be approximately $8.7 million. There is no termination fee for the termination of the management agreement for our Tampa property. As majority owners of MHI Hotels Services, which would receive any management and management termination fees payable by us under the management agreement, Andrew Sims, William Zaiser, Kim Sims and Christopher Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so. In addition, Andrew Sims and William Zaiser will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

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

Holders of units, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Andrew Sims, William Zaiser, Kim Sims, Christopher Sims, and Edward Stein may have different objectives than holders of our common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These individuals, together with their affiliates owned as of December 31, 2009, in the aggregate, approximately 18.0% of the outstanding units in our operating partnership. These officers and directors may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or they may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Contractual obligations require us to nominate affiliates of the Sims family as two of our directors.

Pursuant to a strategic alliance agreement we entered into in December 2004, MHI Hotels Services has a contractual right to nominate one person for election as a director, to our board of directors, and, pursuant to his employment agreement with us, Andrew Sims has the right to be nominated as a director. These provisions in effect provide the Sims family and their affiliates the right to nominate two of our directors. As discussed herein, such persons have conflicts of interest with our company.

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

This tax indemnity will be equal to a certain amount of the federal and state income tax liability the contributor incurs with respect to the gain allocated to the contributor upon such sale based on a sliding scale percentage. Specifically, we indemnified the contributors for 100.0% of their tax liability during the first five years after contribution, and will indemnify them for 50.0% of their tax liability during the sixth year; 40.0%, during the seventh year; 30.0%, during the eighth year; 20.0%, during the ninth year; and 10.0%, during the tenth year. The terms of the tax indemnity agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. While the tax indemnities do not contractually limit our ability to conduct our business in the way we desire, we are less likely to sell any of the contributed properties in a taxable transaction during the protected period because of the significant tax liability we would have to the contributors. Instead, we would likely hold the property for the entire protected period or seek to transfer the property in a tax-deferred like-kind exchange.

As five years have elapsed since the properties were contributed, if we were to sell, during the next year in a taxable transaction, the five initial hotels that were contributed to us in our initial public offering in exchange for units immediately after the closing of our initial public offering, substituting our property in Jeffersonville, Indiana for the property in Williamsburg, Virginia, our estimated total tax indemnification obligation to our indemnified contributors, including the gross-up payment, would be approximately $23.0 million and decreasing until the end of 2014 at which time the indemnification agreement expires.

Additionally, we agreed to use commercially reasonable efforts during the protected period to make available to certain contributors opportunities to guarantee liabilities of our operating partnership. By guaranteeing liabilities of the operating partnership, the contributors will be entitled to defer recognition of gain in connection with the contribution of certain hotels. As a consequence of the allocation of debt to them for tax purposes, by virtue of guaranteeing the liabilities of the operating partnership, contributors will not be deemed to have received a distribution under the applicable provisions of the Internal Revenue Code. The obligation to guarantee opportunities available to the contributors could adversely affect our ability to acquire additional properties in the future by reducing the amount of debt that could be guaranteed by other future contributors.

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

MHI Hotels Services may experience conflicts of interest in connection with the management of our resort property and one of our initial hotel properties, which are located less than ten miles from each other, and its continued management of an additional resort property not owned by us and located nearby in the same geographic market. The fees MHI Hotels Services earns for managing our properties are largely fixed under our management agreement with MHI Hotels Services and may be less than the fees it earns for managing the resort property that we do not own or lease. Because MHI Hotels Services handles the reservations for all of these properties, MHI Hotels Services may have a greater financial incentive to direct guests to the resort property that we do not own or lease.

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

Competition for Acquisitions

We may compete for investment opportunities with entities that may have substantially greater financial resources than we do. These entities generally may be able to accept more risk than we choose to prudently manage. This competition may generally limit the number of suitable investment opportunities offered to us. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, our lenders will likely require that we set aside annual amounts for capital improvements to our hotel properties. We expect the average lenders’ capital improvements reserve requirement for all of our hotels will be approximately 4.0% of gross sales. Based upon our hotels’ gross revenue in fiscal year 2009, the average lender’s capital improvements reserve contribution requirement for all of our hotels would have been approximately $2,825,000 based on an average 4.0% capital improvement reserves. For the years ended December 31, 2009 and 2008, we spent approximately $9.2 million and approximately $44.4 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that our lessee, our management company and we follow their standards. Failure by us, our TRS Lessee or our management company to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of continuing a franchise license, a franchisor could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

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

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. The lenders on debt secured by four of our properties require us to set aside varying amounts each year for capital improvements at our hotels. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund significant capital expenditures, acquisitions or hotel development through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund any significant investments or capital improvements, but due to the current recession and disruption of capital markets, these sources of funds may not be available to us on reasonable terms and conditions. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our charter nor our bylaws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Dramatic global events such as the terrorist attacks of September 11, 2001 and the substantial run-up of oil prices in 2008 adversely affected the hotel industry generally, and these adverse effects may recur.

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

After significant increases in RevPAR in 2005 and 2006, hotel owners and operators experienced a slowing in RevPAR growth during 2007. The substantial rise in oil and gasoline prices in 2007 and 2008 and the credit crisis that followed exacerbated the problems facing a stalling U.S. economy causing hotel owners and operators in many markets to experience significant declines in occupancy, ADR, and RevPAR.

During 2009, the hotel industry experienced the sharpest decline in revenue and occupancy since the 1940s; the decline in industry conditions has had a negative impact on our ability to attain the financial goals we seek.

We cannot predict the extent to which global or national events will directly or indirectly impact the value of our common stock, the lodging industry or our operating results in the future. Declining RevPAR at our hotels would reduce our net income and restrict our ability to fund capital improvements at our hotels and our ability to make distributions to stockholders necessary to maintain our status as a REIT. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the markets on which shares of our common stock will trade, the lodging industry at large and our operations in particular.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We intend to maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, such as Hurricane Katrina in New Orleans in August 2005, losses from foreign terrorist activities such as those on September 11, 2001 or losses from domestic terrorist activities such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. We do not intend to obtain terrorism insurance on our hotel properties because it is costly. Lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could reduce our net income and limit our ability to obtain future financing.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties in our portfolio in response to changing economic, financial and investment conditions is limited.

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

We may decide to sell our hotels in the future. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property.

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, the presence of significant mold could expose us to liability from our guests, employees or our management company and others if property damage or health concerns arise and could harm our reputation.

Risks Related to Our Organization and Structure

Our failure to qualify as a REIT under the federal tax laws will result in substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

The federal income tax laws governing REITs are complex.

We intend to operate in a manner that will maintain our qualification as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. We have not applied for or obtained a ruling from the Internal Revenue Service that we qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can continue to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT.

Failure to make distributions could subject us to tax.

In order to maintain our qualification as a REIT, each year we must pay out to our stockholders in distributions at least 90% of our REIT taxable income, excluding net capital gain. To the extent that we satisfy this distribution minimum, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than the minimum amount specified under federal tax laws. Our credit agreement allows us to distribute the minimum amount necessary for us to maintain our qualification as a REIT provided that we meet certain conditions, including a requirement that no event of default exists. Our only source of funds to make these distributions comes from rent and dividends we receive from our TRS Lessee, which in turn receives revenues from hotel operations. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.

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

Conflicts of interest relating to a merger or other business combination transactions involving our change of control may occur between us and Andrew Sims, our chairman, president and chief executive officer, William Zaiser, our executive vice president and chief financial officer and Kim Sims, Christopher Sims, and Edward Stein, three of our directors. Our operating partnership’s agreement of limited partnership provides that the holders of 66.7% of the outstanding limited partnership interests in our operating partnership (including our limited partnership interest in our operating partnership) must approve such a merger or other business combination transaction, unless the holders of 50.0% or more of the outstanding limited partnership interests (excluding our limited partnership interest) approves such a merger or other business combination transaction. As of December 31, 2009, Andrew Sims, William Zaiser, Kim Sims, Christopher Sims and Edward Stein beneficially own approximately 18.0% of our outstanding limited partnership interests, and we own approximately 70.9%. Although our stockholders must approve a merger or other business combination transaction under applicable Maryland law, under our operating partnership agreement, limited partners, including certain of our officers and directors, must approve certain business combination transactions involving us. These approval rights of limited partners may lead to conflicts of interest, which could result in decisions that do not fully reflect our best interests or the best interests of our stockholders.

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

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect us or could adversely affect you as a stockholder. Under current law, “qualified dividends,” which include dividends from domestic C corporations that are received before 2011 and paid to non-corporate stockholders are subject to a reduced rate of tax of 15.0%. Because REITs generally do not pay corporate-level taxes as a result of the dividends paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for the 15.0% reduced tax rate. If the federal income tax laws extended the applicability of the 15.0% tax rate on qualified dividends to taxable years beginning after December 31, 2010, non-corporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

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

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future. Our board of directors has the exclusive power to amend our bylaws.

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

Our employment agreements with Mr. Andrew Sims, our chief executive officer, and Mr. William Zaiser, our chief financial officer, contain provisions providing for substantial payments to these officers in the event of a change of control of our company. Specifically, if we terminate these executive’s employment without cause or the executive resigns with good reason, which includes a failure to nominate Mr. Sims to our board of directors or his involuntary removal from our board of directors, unless for cause or by vote of the stockholders, or if there is a change of control, each of these executives is entitled to the following:

•	any accrued but unpaid salary and bonuses;

•	vesting of any previously issued stock options and restricted stock;

•	payment of the executive’s life, health and disability insurance coverage for a period of five years following termination;

•	any unreimbursed expenses; and

•	a severance payment equal to three times for Mr. Sims’ and two times for Mr. Zaiser’s respective combined salary and actual bonus compensation for the preceding fiscal year.

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

•	payment of life, health and disability insurance coverage for a period of three years following termination;

•	any unreimbursed expenses; and

•	a severance payment equal to three times of the executive’s combined salary and actual bonus compensation for the preceding fiscal year.

In addition, these executives will receive additional payments to compensate them for the additional taxes, if any, imposed on them under Section 4999 of the Internal Revenue Code by reason of receipt of excess parachute payments. We will not be able to deduct any of the above amounts paid to the executives for tax purposes.

These provisions may make a change of control of our company, even if it is in the best interests of our stockholders, more costly and difficult and may reduce the amounts our stockholders would receive in a change of control transaction.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.

In order to maintain our REIT qualification, we cannot be closely held (i.e., no more than 50.0% in value of our outstanding stock may be owned, directly or indirectly, by or for not more than five individuals during the last half of any taxable year (other than the first year for which a REIT election is made)). To preserve our REIT qualification, our charter contains a 9.9% aggregate share ownership limit and a 9.9% common share ownership limit. Generally, any shares of our stock owned by affiliated persons will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

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

We own, through our joint venture program with Carlyle, a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort. Carlyle controls all major decisions relating to this investment, including, but not limited to, the sale of the property. We will not be able to control the timing and terms and conditions of sale of our interest in the Crowne Plaza Hollywood Beach Resort. We do not expect to acquire additional properties through this joint venture.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 1, 2010, we owned the following nine hotel properties:

Property	Number of Rooms	Location
Crowne Plaza Hampton Marina	173	Hampton, Virginia
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, Florida
Crowne Plaza Tampa Westshore	222	Tampa, Florida
Holiday Inn Brownstone	187	Raleigh, North Carolina
Holiday Inn Laurel West	207	Laurel, Maryland
Hilton Philadelphia Airport	331	Philadelphia, Pennsylvania
Hilton Savannah DeSoto	246	Savannah, Georgia
Hilton Wilmington Riverside	272	Wilmington, North Carolina
Sheraton Louisville Riverside	180	Jeffersonville, Indiana

Total number of rooms	2,110

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

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to March 11, 2008, our common stock traded on the American Stock Exchange, or AMEX, under the symbol “MDH”. On March 11, 2008, we terminated our listing on the AMEX and listed our common stock on the NASDAQ® Stock Market also under the symbol “MDH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on NASDAQ, and prior to March 11, 2008, as reported on the AMEX:

	Price Range
	High	Low
Year Ended December 31, 2009
First Quarter	$1.38	$1.13
Second Quarter	$1.47	$1.39
Third Quarter	$3.50	$1.17
Fourth Quarter	$3.24	$1.51
Year Ended December 31, 2008
First Quarter	$9.97	$5.71
Second Quarter	$6.80	$5.00
Third Quarter	$7.25	$3.79
Fourth Quarter	$5.45	$1.03

The closing price of our common stock on the NASDAQ® Stock Market on March 1, 2010 was $1.81 per share.

Stockholder Information

As of February 26, 2010, there were 79 holders of record of our common stock.

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

The following table sets forth our dividend payments for fiscal year 2008 to present:

Dividend Payments
Date Declared	For the Quarter Ended	Date Paid	Amount per Share
April 2009	March 31, 2009	June 30, 2009	$0.01
January 2009	December 31, 2008	March 30, 2009	$0.01
July 2008	September 30, 2008	October 11, 2008	$0.17
April 2008	June 30, 2008	July 11, 2008	$0.17
January 2008	March 31, 2008	April 11, 2008	$0.17

In December 2008, in the interest of capital preservation within the current economic environment, and based on the expectation that the U.S. economy, and in particular the lodging industry, will continue to face declining operating trends through 2009, we amended our dividend policy. In May 2009, we entered into a fourth amendment to our credit agreement which imposes additional restrictions on the timing of the payment and the amount of cash dividends but permits us to pay in the fourth quarter of a given fiscal year, or in the following quarter, that amount of cash dividends necessary to maintain our REIT status with respect to such year, provided that certain conditions are met before additional distributions can be made. We expect this will result in a reduction in the level of dividend payouts compared to the level of dividend payments we have made in recent years.

The amount of future distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements, the terms of our credit agreement, and other factors, which our board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for MHI Hospitality Corporation for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The following selected historical financial data was derived from audited combined financial statements contained elsewhere in this Annual Report on Form 10-K. These financial statements have been audited by Witt Mares, PLC (formerly PKF Witt Mares, PLC and Witt, Mares & Company, PLC) our independent registered public accounting firm. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

The information presented below is only a summary and does not provide all of the information contained in our financial statements, including notes thereto, and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

MHI HOSPITALITY CORPORATION

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Statement of Operations
Total Revenues	$71,518,726	$70,762,732	$69,814,379	$67,241,797	$55,173,554
Total Operating Expenses excluding Depreciation and Amortization	(59,224,408)	(58,810,002)	(55,014,439)	(52,802,704)	(44,452,064)
Depreciation and Amortization	(8,420,085)	(6,346,222)	(5,050,234)	(4,916,721)	(4,071,774)
Net Operating Income	3,874,234	5,606,509	9,749,706	9,522,372	6,649,716
Interest Income	41,999	72,547	132,714	253,954	126,741
Interest Expense	(9,661,871)	(6,811,460)	(4,211,785)	(4,261,422)	(2,802,230)
Other Income—Net	927,924)	(1,263,304)	(2,034,539)	(127,876)	(235,378)
Income Tax Benefit (Provision)	1,807,126	1,475,695	187,888	(253,966)	257,218
Income (Loss) from Discontinued Operations	—	—	—	(62,663)	(107,348)
Net Income (Loss)	(3,010,587)	(920,014)	3,823,984	5,070,399	3,888,719
Net Income (Loss) Attributable to Noncontrolling Interest	(1,036,757)	(322,127)	1,362,967	1,889,387	1,407,268
Net Income (Loss) Attributable to the Company	$(1,973,830)	$(597,887)	$2,461,017	$3,181,012	$2,481,451

Statement of Cash Flows
Cash from Operations—net	$3,182,605	$7,214,566	$12,786,427	$11,095,731	$6,772,110
Cash from (used in) Investing—net	(11,007,214)	(51,931,701)	(35,002,314)	(12,959,755)	(16,092,787)
Cash from Financing—net	9,595,949	42,447,582	24,759,096	2,807,705	1,508,134
Net Increase (Decrease) in Cash	$1,771,340	$(2,269,553)	$2,543,209	$943,681	$(7,812,543)

Balance Sheet
Total Assets(1)	$213,959,755	$211,218,434	$159,958,990	$127,602,813	$118,385,923
Total Long-Term Debt including Current Portion(1)	72,738,250	72,256,168	55,000,000	41,607,099	42,686,943
Total Current and Long-Term Liabilities(1)	160,118,259	157,442,238	100,083,094	64,579,738	53,364,455
Noncontrolling Interest(1)	15,660,933	17,461,147	19,689,453	21,001,287	21,805,572
Total MHI Hospitality Corporation Stockholders’ Equity(1)	38,180,293	36,315,049	40,186,443	42,021,788	43,215,896

Operating Data
Average Number of Available Rooms	2,071	1,775	1,537	1,537	1,375
Total Number of Available Room Nights	755,942	649,499	561,005	561,005	502,021
Occupancy Percentage(2)	60.4%	62.0%	69.8%	69.7%	69.6%
Average Daily Rate (ADR)(2)	$107.21	$119.50	$118.86	$112.22	$103.34
RevPAR(2)	$64.74	$74.04	$82.97	$78.26	$71.96

Additional Financial Data
FFO(3)	$5,997,948	$6,292,400	$9,249,327	$10,038,636	$8,462,468
Earnings Per Share	$(0.28)	$(0.09)	$0.36	$0.47	$0.37

(1)	As of the period end.
(2)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. Average Daily Rate, ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. Revenue Per Available Room, RevPAR, is calculated by dividing the total daily room revenue by the total daily number of rooms available.
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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Reconciliation of FFO
Net Income (Loss)	$(1,973,830)	$(597,887)	$2,461,017	$3,181,012	$2,481,451
Adjust Noncontrolling Interest	(1,036,757)	(322,127)	1,362,967	1,852,888	1,436,064
Add Depreciation and Amortization	8,420,085	6,346,222	5,050,234	5,053,589	4,309,575
Add Equity in Depreciation on Joint Venture	545,580	545,659	135,445	—	—
Subtract Gain/ Add Loss on Asset Disposal	42,870	320,533	239,664	(48,853)	235,378

Funds From Operations	$5,997,948	$6,292,400	$9,249,327	$10,038,636	$8,462,468

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue current and future opportunities in the full-service upper upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering and acquired six hotel properties. Since the initial public offering, we have engaged in the following acquisitions and dispositions:

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

Our hotel portfolio currently consists of nine full-service, upper upscale and mid-scale hotels. These hotels are 100% owned by subsidiaries of our operating partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort and we have leasehold interests in a resort condominium facility in Wrightsville Beach, North Carolina. As of December 31, 2009, we owned the following nine hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007

Total	2,110

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership and we own an approximate 71.0% interest in our operating partnership, with the remaining interest being held by limited partners who were contributors of our original hotel properties and related assets.

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

Results of Operations

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The following table illustrates the key operating metrics for the years ended December 31, 2009 and 2008 for our nine operating properties (“actual properties”) as well as the six properties in our portfolio that were under our control during all of 2009 and 2008 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Hampton Marina, which we purchased in April 2008; Sheraton Louisville Riverside, which opened in May 2008; or the Crowne Plaza Tampa Westshore, which opened in March 2009.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Actual	Same-Store	Actual	Same-Store
Occupancy %	60.4%	65.1%	62.0%	66.6%
ADR	$107.21	$109.72	$119.50	$120.06
RevPAR	$64.74	$71.44	$74.04	$79.93

Revenue. Total revenue for the year ended December 31, 2009 was approximately $71.5 million, an increase of approximately $0.8 million or 1.1% from total revenue for the year ended December 31, 2008 of approximately $70.8 million. The overall increase in room revenue offset a decrease in food and beverage revenue. Increases in room revenue attributable to the opening in March 2009 of the Crowne Plaza Tampa Westshore as well as full-year operations reflected in 2009 for the Sheraton Louisville Riverside which opened in May 2008 and the Crowne Plaza Hampton Marina, which was acquired in April 2008, offset declines in room revenues at our other properties.

Room revenues at our properties for the year ended December 31, 2009 increased approximately $0.8 million or 1.8% to approximately $48.9 million compared to room revenues for the year ended December 31, 2008 of approximately $48.1 million. Incremental room revenue from the newly opened Crowne Plaza Tampa Westshore, as well as full-year operations reflected in 2009 for the Sheraton Louisville Riverside, which opened in May 2008, and the Crowne Plaza Hampton Marina, which was acquired in April 2008, accounted for an increase in room revenues of approximately $5.7 million. The increase in revenue from these three properties offset a decline in room revenue of approximately $4.9 million at our other six properties. Our same-store set of hotels produced RevPAR of $71.44, a decrease of 10.6% over RevPAR of $79.93 for the year ended December 31, 2008. With the progressive slowing of the economy over the last year and a half and the precipitous decline in business travel and consumer spending, we experienced weakened demand in each of the markets in which we operate. We expect demand to stabilize as the overall economy stabilizes, but total room revenue to increase as our newly-opened and re-branded properties, including the Crowne Plaza Tampa Westshore, the Sheraton Louisville Riverside and the Crowne Plaza Hampton Marina, become more established in their respective markets.

Food and beverage revenues at our properties for the year ended December 31, 2009 decreased approximately $0.4 million or 2.3% to approximately $18.0 million compared to food and beverage revenues for the year ended December 31, 2008 of approximately $18.4 million. Incremental food and beverage revenue from the newly opened Crowne Plaza Tampa Westshore, as well as full-year operations reflected in 2009 for the Sheraton Louisville Riverside which opened in May 2008, and the Crowne Plaza Hampton Marina, which was acquired in April 2008, accounted for an increase in food and beverage revenue of approximately $1.6 million. The increase in revenue from these three properties offset a decline in food and beverage revenue of approximately $2.0 million at our other six properties where we experienced lessened demand for banqueting services due to the weak economy.

Other operating revenues for the year ended December 31, 2009 increased approximately $0.4 million or 7.8% to approximately $4.6 million compared to other operating revenues for the year ended December 31, 2008 of approximately $4.2 million. Incremental other operating revenue from the newly opened Crowne Plaza Tampa Westshore, as well as full-year operations reflected in 2009 for the Sheraton Louisville Riverside, which opened in May 2008, and the Crowne Plaza Hampton Marina, which was acquired in April 2008, accounted for a significant portion of the increase.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $0.2 million or 0.3% for the year ended December 31, 2009 to approximately $56.1 million compared to hotel operating expenses for the year ended December 31, 2008 of approximately $55.9 million. Incremental hotel operating expenses of approximately $6.6 million from the newly opened Crowne Plaza Tampa Westshore, as well as full-year operations reflected in 2009 for the Sheraton Louisville Riverside which opened in May 2008, and the Crowne Plaza Hampton Marina which was acquired in April 2008, offset decreased hotel operating expenses of approximately $6.4 million or at our other six properties which were realized as a result of cost-cutting measures.

Rooms expense at our properties for the year ended December 31, 2009 increased approximately $0.4 million or 3.2% to approximately $14.0 million compared to rooms expense of approximately $13.6 million for the year ended December 31, 2008. Incremental rooms expense of approximately $1.8 million from the newly opened Crowne Plaza Tampa Westshore, as well as full-year operations reflected in 2009 for the Sheraton Louisville Riverside, which opened in May 2008, and the Crowne Plaza Hampton Marina which was acquired in April 2008, offset decreased rooms expense of approximately $1.4 million at our other six properties.

Food and beverage expenses at our properties for the year ended December 31, 2009 decreased approximately $1.2 million or 9.1% to approximately $12.2 million compared to food and beverage expense of approximately $13.4 million for the year ended December 31, 2008. Incremental food and beverage expenses of approximately $1.2 million from the newly opened Crowne Plaza Tampa Westshore, as well as full-year operations reflected in 2009 for the Sheraton Louisville Riverside which opened in May 2008, and the Crowne Plaza Hampton Marina which was acquired in April 2008, offset decreased food and beverage expenses of approximately $2.4 million at our other six properties. The decrease in food and beverage expense at our six other properties was attributable largely to cost-cutting measures and to a decrease in sales of food and beverage, especially through banqueting services.

Indirect expenses at our properties for the year ended December 31, 2009 increased approximately $1.0 million or 3.6% to approximately $29.0 million compared to indirect expenses of approximately $28.0 million for the year ended December 31, 2008. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Incremental indirect expenses of approximately $3.6 million from the newly opened Crowne Plaza Tampa Westshore, as well as full-year operations reflected in 2009 for the Sheraton Louisville Riverside which opened in May 2008, and the Crowne Plaza Hampton Marina which was acquired in April 2008, offset decreased indirect expenses of approximately $2.6 million at our other six properties. Most of the decrease in indirect expenses at our six other properties was attributable to cost-cutting measures.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2009 increased approximately $2.1 million or 32.7% to approximately $8.4 million compared to depreciation and amortization expense of approximately $6.3 million for the year ended December 31, 2008. The increase in depreciation and amortization was attributable to the Crowne Plaza Tampa Westshore, which opened in March 2009, as well as a full-year of depreciation on renovations placed in service during in 2008 at the Hilton Savannah DeSoto and the Sheraton Louisville Riverside, as well as the acquisition and renovation of the Crowne Plaza Hampton Marina.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2009 increased approximately $0.3 million or 7.8% to approximately $3.2 million compared to corporate general and administrative expenses of approximately $2.9 million for the year ended December 31, 2008.

Interest Expense. Interest expense for the year ended December 31, 2009 increased approximately $2.9 million or 41.8% to approximately $9.7 million (net of capitalized interest of approximately $0.3 million) compared to approximately $6.8 million of interest expense (net of capitalized interest of approximately $1.6 million) for the year ended December 31, 2008. Higher interest expense relates to borrowings on the credit facility used to fund the acquisition and renovation of the Crowne Plaza Tampa Westshore; interest expense for a full year on the borrowings on the credit facility associated with the Sheraton Louisville Riverside subsequent to its re-opening and completion of its renovations; borrowings on the mortgage on the Hilton Savannah DeSoto for completion of the renovations at that property, as well as borrowings associated with the purchase of the property in Hampton, Virginia. The additional interest expense related to these borrowings, as well as the interest expense related to the increase in the interest-rate spread on our revolving line of credit which was raised by 1.125% upon execution of the third amendment, was offset by a significant decrease in the level of interest rates from 2008 to 2009.

Equity Loss in Joint Venture. Equity loss in the joint venture was approximately $0.25 million for the year ended December 31, 2009 compared to an equity income in the joint venture of approximately $0.05 million for the year ended December 31, 2008 and represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. During the year ended December 31, 2008, the joint venture was able to restructure the mortgage on the property by purchasing a $22.0 million principal balance junior participation in the outstanding loan on the property at a price of $19.0 million resulting in a $3.0 million gain on extinguishments of debt of the joint venture. For the year ended December 31, 2009, the Crowne Plaza Hollywood Beach Resort reported occupancy of 70.7%, ADR of $121.06 and RevPAR of $85.62. This compares with results reported by the hotel for the year ended December 31, 2008 of occupancy of 59.0%, ADR of $151.64 and RevPAR of $89.49.

Income Taxes. The income tax benefit for the year ended December 31, 2009 increased approximately $0.3 million or 22.5% to approximately $1.8 million compared to an income tax benefit for the year ended December 31, 2008 of approximately $1.5 million. The income tax benefit is primarily derived from the operations of our TRS lessee. The net operating loss of our TRS lessee for the year ended December 31, 2009 was significantly larger than the net operating loss for the year ended December 31, 2008.

Net Loss. Net loss for the year ended December 31, 2009 increased approximately $1.4 million compared to net loss of approximately $2.0 million for the year ended December 31, 2009 as a result of the operating results discussed above.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The following table illustrates the key operating metrics for the years ended December 31, 2008 and 2007 for our eight operating properties which were owned as of December 31, 2008 (“actual properties”) as well as the six properties in our portfolio that were under our control during all of 2008 and 2007 (“same-store” properties). Accordingly, the actual properties data does not reflect the performance of the Crowne Plaza Hampton Marina prior to the date of purchase or the Crowne Plaza Tampa Westshore. The same-store data does not reflect the performance of Crowne Plaza Hampton Marina, which we purchased in April 2008; Sheraton Louisville Riverside, which opened in May 2008; or the Crowne Plaza Tampa Westshore, which opened in March 2009.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Actual	Same-Store	Actual	Same-Store
Occupancy %	62.0%	66.6%	69.8%	69.8%
ADR	$119.50	$120.06	$118.86	$118.86
RevPAR	$74.04	$79.93	$82.97	$82.97

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

Room revenues at our properties for the year ended December 31, 2008 increased approximately $1.6 million or 3.3% to approximately $48.1 million compared to room revenues for the year ended December 31, 2007 of approximately $46.5 million. Room revenue from the newly opened Sheraton Louisville Riverside and our recently acquired Crowne Plaza Hampton Marina accounted for an increase in room revenues of approximately $3.2 million. The increase in revenue from these two properties offset a decline in room revenue at the Hilton Savannah DeSoto of approximately $1.8 million while it was undergoing renovations. Despite the decline in occupancy and revenue at our Savannah property, our same-store set of hotels produced RevPAR of $79.93, a decrease of only 3.7% over RevPAR of $82.97 for the year ended December 31, 2007. With the progressive slowing of the economy through the last half of 2008 and the precipitous decline in business travel and consumer spending, we experienced weakened demand in 2008 in each of the markets in which we operate.

Food and beverage revenues at our properties for the year ended December 31, 2008 decreased approximately $1.1 million or 5.8% to approximately $18.4 million compared to food and beverage revenues for the year ended December 31, 2007 of approximately $19.5 million. Food and beverage revenue from the newly opened Sheraton Louisville Riverside and our recently acquired Crowne Plaza Hampton Marina accounted for an increase in food and beverage revenue of approximately $1.1 million. The increase in revenue from these two properties offset a decline in food and beverage revenue from the Hilton Savannah DeSoto during its renovation, as well as the Hilton Wilmington Riverside. The Hilton Wilmington Riverside closed its restaurant in mid-2007 and entered into a lease with a franchisee of Ruth’s Chris Steakhouse restaurant. Revenues from the new lease are reflected in other operating revenues. With the exception of the Holiday Inn Brownstone in Raleigh, North Carolina, we experienced lessened demand in 2008 for banqueting services than in 2007 in all of our markets due to the weakening economy.

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

Rooms expense at our properties for the year ended December 31, 2008 increased approximately $1.3 million or 10.8% to approximately $13.6 million compared to rooms expense of approximately $12.3 million for the year ended December 31, 2007. Rooms expense from the Sheraton Louisville Riverside and the Crowne Plaza Hampton Marina, as well as additional charges for three months of outside laundry services at our Philadelphia property necessitated by the breakdown of laundry equipment in mid-January 2008, accounted for the increase in rooms expense. Food and beverage expenses at our properties for the year ended December 31, 2008 decreased approximately $0.3 million or 1.7% to approximately $13.4 million compared to food and beverage expense of approximately $13.7 million for the year ended December 31, 2007. A significant decrease in sales of food and beverage through banqueting services at many of our properties and lower food costs at our Wilmington property due to closure of the restaurant were partially offset by food and beverage costs related to our newly opened operations at the Sheraton Louisville Riverside and operations at our newly acquired hotel in Hampton, Virginia.

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

Impairment of Note Receivable. Impairment of note receivable represents a $0.3 million valuation allowance against the $0.4 million promissory note we received upon sale of the Holiday Inn Downtown Williamsburg in August 2006. After entering into default earlier in early 2008, the property was sold at auction in August 2008 for less than the total mortgage indebtedness on the property. We are pursuing the collection of the note, which was guaranteed by individuals affiliated with the debtor. A charge for impairment has been taken in anticipation that a negotiated settlement for less than the full value of the note is more likely to occur than collection of the full face value of the note.

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

Income Taxes. The income tax benefit for the year ended December 31, 2008 increased more than seven-fold to approximately $1.5 million compared to an income tax benefit for the year ended December 31, 2007 of approximately $0.2 million. The income tax benefit is primarily derived from the operations of our TRS lessee. The net operating loss of our TRS lessee for the year ended December 31, 2008 was significantly larger than the net operating loss for the year ended December 31, 2007.

Net Income. Net income for the year ended December 31, 2008 swung to a loss of approximately $0.6 million compared to net income of approximately $2.5 million for the year ended December 31, 2007 as a result of the operating results discussed above.

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2009 was approximately $3.2 million. We expect that the net cash provided by operations will be adequate to fund the Company’s operating requirements, scheduled payments of principal and interest and the payment of dividends in accordance with federal income tax laws which require us make annual distributions to our stockholders of at least 90.0% of our REIT taxable income, excluding net capital gain. We declared dividends of $0.01 per share (unit) paid on March 30, 2009 and June 30, 2009, which we funded out of working capital.

Investing Activities. Approximately $12.8 million was spent during the year ended December 31, 2009 on renovations and capital improvements. Approximately $8.6 million was spent to complete renovations at the Crowne Plaza Tampa Westshore. Approximately $2.7 million was spent to complete the renovations at the Hilton Savannah DeSoto and the Crowne Plaza Hampton Marina.

Financing Activities. For the year ended December 31, 2009, net cash provided by financing activities was approximately $9.6 million. During the first half of the year, we drew $6.3 million on our revolving credit facility to fund the remaining renovations at the Crowne Plaza Tampa Westshore. We also borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving liquidity and accessed approximately $0.7 million in connection with the refinance of the mortgage on the Crowne Plaza Hampton Marina, which was executed in June 2008. During the second half of the year, we paid approximately $4.0 million to reduce the balance on our revolving credit facility due to a decline in the value of the collateral pool. In December 2009, we received net proceeds of approximately $3.2 million from the issuance of common stock pursuant to a rights offering.

We incurred costs of approximately $0.8 million associated with the modification of our revolving credit facility and made principal payments of approximately $0.4 million on our mortgage indebtedness. We also used approximately $0.2 million to make distributions to our unitholders and dividends to holders of our common stock.

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

We expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. With respect to three of our hotels, the reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures. We deposit an amount equal to 4.0% of gross revenue for both the Hilton Savannah DeSoto and Hilton Wilmington Riverside and 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront. Beginning in January 2010, we deposit an amount equal to 4.0% of gross revenue for the Crowne Plaza Hampton Marina as well. Our intent for the capital expenditures at all hotels is to maintain overall capital expenditures at 4.0% of gross revenue.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of approximately $4.2 million, of which $0.7 million was in restricted reserve accounts and real estate tax escrows. As of December 31, 2009, our revolving credit facility, under which we may borrow up to $80.0 million, had an outstanding balance of approximately $75.5 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, as well as scheduled payments of principal and interest.

Our ability to maintain existing levels of debt on our credit facility is dependent on our ability to comply with the loan-to-value requirements of our credit agreement as well as the various financial covenants. The loan-to-value requirements of our credit agreement as well as the leverage covenants contemplate valuations of our encumbered properties based on varied methodologies. Established properties that have not undergone renovation are valued at a multiple of their net operating income, as defined by our credit agreement. For encumbered properties that have undergone renovation, especially those for which we are employing a “deep-turn” strategy, the value of such properties is fixed during the construction and “ramp-up” phases, after which time such properties will be valued in a similar manner to other established properties. The ramp-up phase for our three recently renovated properties will end in April 2010. Also, beginning in April 2010, the maximum amount that we can borrow under the credit facility will be reduced from 70.0% of the value of the encumbered properties to 65.0%. Other financial covenants relate to minimum levels of cash flow that ensure our ability to pay the interest due under the credit facility, minimum levels of expenditures to maintain the quality of the encumbered assets, existence of a hedge against rising interest rates on a substantial portion of the facility, as well as minimum levels of net worth. In addition, our credit agreement imposes limitations on our ability to incur additional debt.

The general economic slowdown has significantly affected both our cash flows and operating profits and curtailed the margins by which we satisfy the loan-to-value requirements as well as various financial covenants. During the second half of 2009, lower levels of net operating income at the properties securing the credit facility obligated us to reduce the outstanding balance on the credit facility by approximately $4.0 million in order to comply with the loan-to-value requirements. We project that we will be required to make additional payments during the first quarter 2010 ranging from $0.3 million to $0.8 million in order to remain compliant with the loan-to-value requirements. We funded these reductions in the outstanding balance of our credit facility through available working capital and proceeds from our rights offering.

We also anticipate that our recently renovated properties will not realize sufficient operating performance to allow the properties in our collateral pool to meet the loan-to-value requirements after March 2010, and that without an amendment to our credit agreement we will be required to make an additional payment ranging between $20.0 million and $25.5 million during the second quarter 2010. We will need to raise additional capital if such a payment is required. In addition to an amendment to our credit agreement, we are evaluating potential sources of additional capital. Sources of additional capital to fund any required reductions in the amount outstanding on the credit facility may include a combination of some or all of the following:

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

Should the current economic slowdown and weakness in the lodging industry intensify and further reduce our operating cash flows and financial performance or weaken our financial condition below the levels necessary to comply with the loan-to-value requirements or the financial covenants in our credit agreement, we may be required to make additional payments beyond those described above on all or a portion of the outstanding debt. Any such payment will require us to obtain additional capital, which may not be available to us on favorable terms.

Our mortgage on the Crowne Plaza Jacksonville Riverfront matures in July 2010. We intend to exercise our right to extend the loan an additional twelve months. The loan has a minimum loan-to-value requirement of 75.0% with the value of the property determined by independent appraisal or the property’s financial performance. Currently, the loan-to-value ratio as calculated by either metric exceeds the minimum loan-to-value requirement. We may be required to reduce the mortgage balance by an amount ranging between $1.5 million and $3.0 million.

We believe that as the economy nears the bottom of the economic cycle and begins to recover, there will be numerous opportunities to acquire properties at attractive prices. However, with the constraints of the covenants in our credit agreement, we have limited, if any, ability to incur additional debt in order to take advantage of such opportunities. Given the potential for attractive acquisitions emerging from the current economic downturn, we intend to pursue additional equity financing in the future to enable us to take advantage of such opportunities. However, should additional equity financing not beavailable on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing credit facility or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, amounts outstanding under our secured credit facility, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of those sources as well as the following:

•	The issuance by the operating partnership of the Company and/or their subsidiary entities of secured and unsecured debt securities to the extent permitted by our credit agreement or

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties.

Mortgage Debt

We have approximately $72.7 million of outstanding mortgage debt. The following table sets forth the mortgage debt outstanding at December 31, 2009:

Property	Principal Balance as of December 31, 2009	Prepayment Penalties	Interest Rate	Maturity Date	Amortization Provisions
	(In thousands)
Crowne Plaza Hampton Marina	$9,000	None	LIBOR + 2.75%(1)	Jun 2011(2)	None
Crowne Plaza Jacksonville Riverfront	18,000	(3)	8.00%	Jul 2010(2)	None
Hilton Savannah DeSoto	23,000	(4)	6.06%	Jul 2017	25 years(5)
Hilton Wilmington Riverside	22,738	(4)	6.21%	Mar 2017	25 years(6)

Total	$72,738

(1)	The note bears a minimum interest rate of 4.75%.
(2)	The note may be extended for one 12-month period.
(3)	The note could not be prepaid prior to July 2009. A prepayment may be made currently without penalty.
(4)	The note may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.
(5)	The note provides for payments of interest only until July 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(6)	The note provides for payments of interest only until March 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

Contractual Obligations	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage loans, including interest	$93,423	$22,608	$16,419	$7,205	$47,191
Revolving credit facility, including interest	80,066	3,608	76,458	—	—
Other loans, including interest	5,005	152	4,853	—	—
Ground, building, office and equipment leases	2,429	600	1,039	476	314

Totals	$180,923	$26,968	$98,769	$7,681	$47,505

In connection with the acquisition of our six initial hotel properties, we entered into tax indemnity agreements that require us to indemnify the contributors of our initial properties against tax liabilities in the event we sell those properties in a taxable transaction during a 10-year period. Such indemnification obligations could result in aggregate payments of approximately $23.0 million. Our obligations under the tax indemnity agreements may effectively preclude us from selling or disposing of certain of the initial hotels in taxable transactions or reducing our consolidated indebtedness below approximately $11.0 million.

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

Adjacent to the Crowne Plaza Hollywood Beach Resort is a three-acre hotel development site, which is leased by a joint venture entity. That entity, in which we also have a 25.0% indirect ownership interest, has an option to purchase the site, which is improved with a parking garage currently being used by the hotel. The purchase option expires in August 2011 and allows the site to be purchased at fair market value as determined by independent appraisal, but no less than $5.0 million or more than $10.0 million. The owner of the property is in bankruptcy proceedings and it is unclear what impact those proceedings will have on the lease.

The acquisition of the property was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage, which had an original two-year term maturing on August 1, 2009, was restructured on June 13, 2008 so that the first $35.6 million bears interest at a rate of LIBOR plus additional interest of 0.98%. The remaining $22.0 million bears a rate of LIBOR plus additional interest of 3.50%. Upon the restructure a fourth entity, in which we own a 25.0% indirect non-controlling interest purchased the $22.0 million junior participation for $19.0 million. The loan has been extended for one year and, subject to certain conditions, can be extended for two additional one-year periods. The JV Owner executed an interest rate cap agreement capping LIBOR at 6.25%, effectively limiting the interest rate on the mortgage to 8.19% through the current extended maturity date. Monthly interest-only payments are due throughout the term. The Crowne Plaza Hollywood Beach Resort secures the mortgage. We have provided limited guarantees to the lender with respect to this mortgage. The joint venture partners intend to seek an extension of the loan, and may, in connection therewith, modify certain of its terms.

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

Distributions to Stockholders. We have elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to our stockholders of at least 90.0% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessee, and in turn, upon the management of our properties by our hotel manager. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS Lessee may retain any after-tax earnings.

The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to make distributions is constrained by the terms of the fourth amendment to our revolving credit facility. While it permits the minimum distributions that allow us to maintain our status as a REIT, it provides timing restrictions and conditions that must be met before such distributions can be made. Provided certain additional conditions are satisfied, dividends in excess of the minimum amount may be made.

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

There have been no charges for impairment of hotel properties recorded in 2009, 2008 or 2007.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2009. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit agreement required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of December 31, 2009, a derivative with a fair value of approximately $0.7 million was included in accounts payable and other accrued liabilities. We expect that when this interest-rate swap expires in April 2010, we will be required by our lender to execute another interest-rate swap or other interest-rate hedge contract for the remainder of the term of the credit agreement. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2009, we had approximately $63.7 million of fixed-rate debt and approximately $89.1 million of variable-rate debt. The weighted average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the revolving credit facility and the $30.0 million notional amount of the interest-rate swap executed August 8, 2006, as well as the balance of the mortgage on the Crowne Plaza Hampton Marina –to the extent that 30-day LIBOR exceeds 2.00%—as well as the loan from the Carlyle entity that is the other member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort. Assuming that the amount outstanding under our credit facility remains at approximately $75.5 million, the balance at December 31, 2009, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be approximately $501,000.

As of December 31, 2008, we had $64.0 million of fixed-rate long-term debt and approximately $81.4 million of variable-rate debt. The weighted average interest rate on the fixed-rate long-term debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. At that date, our variable-rate debt was exposed to changes in interest rates, specifically the change in 30-day LIBOR, but was limited to the effect on the gap between the balance on the revolving credit facility and the $30.0 million notional amount of the interest-rate swap, as well as the balance of the mortgage on the Crowne Plaza Hampton Marina, to the extent that 30-day LIBOR exceeds 2.00%. Assuming that the amount outstanding under our credit facility remained at approximately $73.2 million, the balance at December 31, 2008, and assuming that the amount outstanding on the mortgage on the Crowne Plaza Hampton Marina had remained at approximately $8.3 million, also the balance at December 31, 2008, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be approximately $514,000.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on our directors is incorporated by reference to the sections captioned “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our 2010 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in our 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of our 2010 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of our 2010 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2009 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2004 Long Term Incentive Plan(1)	—	—	255,737

Equity compensation plans not approved by security holders:
None
Total	N/A	N/A	N/A

(1)	On December 21, 2004, we granted 4,000 shares (1,000 each) of restricted stock to our independent directors that vested on December 21, 2005.

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

On January 1, 2010, we issued 10,000 shares of stock to Mr. David Folsom pursuant to the terms of his employment agreement dated January 9, 2006. These shares are included in the number of securities remaining available for future issuance at December 31, 2009.

On February 1, 2010, we granted 15,000 shares of stock to Mr. Andrew Sims upon execution of a new employment agreement.

On February 4, 2010, we granted 12,000 shares (3,000 each) of restricted stock to our independent directors that will vest on December 31, 2010.

On February 8, 2010, we granted 9,250 shares of stock to Mr. Andrew Sims, 4,625 shares of stock to Mr. William Zaiser, 2,300 shares of stock to Mr. David Folsom and 2,000 shares of stock to another employee of the Company.

In January 2008, we adopted a Long Term Stock Bonus Program, a stock-based compensation program that is implemented in conjunction with our 2004 Long-Term Incentive Plan. The Long Term Stock Bonus Program covers a five-year period, which commenced in 2007, and establishes a targeted amount of shares to be awarded to certain principal executive officers in each year. On February 1, 2010, the board of directors amended the Long-Term Stock Bonus Program as applied to Mr. Sims’ annual target stock bonus wherein the annual target amount was increased as described below.

The Long Term Stock Bonus Program covers a five-year period, with annual targets of 15,000 shares for award to our chief executive officer, 4,000 shares for award to our executive vice president and chief financial officer and 2,000 shares for award to our executive vice president and chief operating officer. For Mr. Sims, 5,000 of those shares will be deemed earned each year if Mr. Sims has been continuously employed by the Company for the full year. For Messrs. Zaiser and Folsom, fifty percent of the targeted amount of shares will be deemed earned each year if the principal executive officer has been continuously employed by the Company for the full year. The remaining shares for Mr. Sims and fifty percent of the shares for Messrs Zaiser and Folsom each year may be awarded based on the Company’s and/or the principal executive officer’s performance in four areas:

•	FFO, as compared with projections;

•	shareholder return for the year as compared with our company’s peer group;

•	absolute shareholder return, comprised of stock appreciation from the first of each year, together with dividends paid during the year, with 12% as the annual target; and

•	a subjective determination of the achievement of individual goals.

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I—Election of Directors” in our 2010 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II—Ratification of Appointment of Accountants” in our 2010 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

The following exhibits are filed as part of this Form 10-K:

Exhibits
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

3.3	Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.(2)

4.	Form of Common Stock Certificate.(2)

10.1	MHI Hospitality Corporation 2004 Long-Term Incentive Plan.(2)*

10.1A	Form of Restricted Stock Award Agreement between MHI Hospitality Corporation and Participant*

10.2	Form of Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(3)*

10.2A	Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(4)*

10.3	Form of Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(3)*

10.3A	Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(4)*

10.4	Form of Strategic Alliance Agreement between MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services, LLC.(1)

10.5	Form of Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(5)

Exhibits
10.5A	Amendment Number 2, dated January 14, 2008 to the Master Management Agreement, dated December 21, 2004, as amended, by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(6)

10.6	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and MHI Hospitality, L.P.(7)

10.7	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and MHI Hospitality, L.P.(7)

10.8	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and MHI Hospitality, L.P.(2)

10.9	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and MHI Hospitality, L.P.(2)

10.10	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.(2)

10.11	Form of Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC.(2)

10.12	Form of Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.(2)

10.13	Form of Lease Agreement with MHI Hospitality TRS, LLC.(1)

10.14	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and MHI Hospitality, L.P.(8)

10.15	Form of Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.(2)

10.16	Loan Agreement dated as of July 22, 2006, by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company.(9)

10.17	Promissory Note dated as of July 22, 2006, made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company.(9)

10.18	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, MHI Hospitality, L.P., and MHI Hotels, LLC.(10)

10.19	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC.(11)

10.19A	Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(12)

10.19B	Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006.(12)

10.19C	Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(13)

10.20	Employment Agreement dated as of January 9, 2006, between MHI Hospitality Corporation and David R. Folsom.(14)*

10.20A	First Amendment, dated January 1, 2008, to the Employment Agreement, dated January 9, 2006, between MHI Hospitality Corporation and David R. Folsom.(6)

Exhibits
10.21	Credit Agreement dated as of May 8, 2006, among MHI Hospitality Corporation, MHI Hospitality, L.P., MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein and the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co Documentation Agent, Manufacturers and Traders Trust Company as Co Documentation Agent and Branch Banking and Trust Company.(15)

10.21A	First Amendment to Credit Agreement, dated August 1, 2007.(16)

10.21B	Second Amendment to Credit Agreement, dated April 15, 2008.(17)

10.21C	Third Amendment to Credit Agreement, dated February 18, 2009.(18)

10.21D	Fourth Amendment to Credit Agreement, dated May 18, 2009.(19)

10.22	Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP.(20)

10.22A	First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006. (20)

10.22B	Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006. (20)

10.23	Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and MHI Hospitality Corporation.(21)

10.24	Strategic Alliance Agreement dated September 8, 2006 by and among MHI Hospitality, L.P., MHI Hospitality Corporation and Coakley & Williams Hotel Management Company. (22)

10.25	Promissory Note dated March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company.(23)

10.26A	Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007.(24)

10.26B	Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(24)

10.26C	Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(24)

10.27	Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC.(13)

10.28	Purchase Agreement between MHI Hospitality Corporation and VanTampa Plaza Hotel, Inc. dated July 16, 2007.(16)

10.29	Employment Agreement dated May 25, 2007 between MHI Hospitality Corporation and Julia Farr Connolly.(25)

10.30	Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L. C., to the order of MONY Life Insurance Company.(16)

10.31	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008. (26)

10.32	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998.(26)

10.33	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A.(26)

Exhibits
10.34	Indenture of Trust between Hampton Redevelopment and Housing Authority and Crestar Bank dated December 1, 1998.(26)

10.35	Promissory Note by MHI Hotel Investments Holdings, LLC, dated February 9, 2009.(27)

10.36	Guaranty by MHI Hospitality Corporation, dated February 9, 2009.(26)

21.1	List of Subsidiaries of MHI Hospitality Corporation.

23.1	Consent of Witt Mares, PLC.

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 4 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 29, 2004. (333-118873)
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010.
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 2 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 2, 2004. (333-118873)
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004. (333-118873)
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004. (333-118873)
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005.
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.

(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.
(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 23, 2006.
(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.
(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.
(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(19)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009.
(20)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006.
(21)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.
(22)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.
(23)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007.
(24)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.
(25)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 7, 2007.
(26)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008.
(27)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.
*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2010

MHI HOSPITALITY CORPORATION

By:	/s/ ANDREW M. SIMS
Andrew M. Sims
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	President, Chief Executive Officer and Chairman of the Board of Directors	March 4, 2010

/s/ WILLIAM J. ZAISER William J. Zaiser	Chief Financial Officer and Secretary	March 4, 2010

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Accounting Officer	March 4, 2010

/s/ J. PAUL CAREY J. Paul Carey	Director	March 4, 2010

/s/ JAMES. P. O’HANLON James P. O’Hanlon	Director	March 4, 2010

/s/ CHRISTOPHER L. SIMS Christopher L. Sims	Director	March 4, 2010

/s/ KIM E. SIMS Kim E. Sims	Director	March 4, 2010

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 4, 2010

/s/ ANTHONY C. ZINNI General Anthony C. Zinni	Director	March 4, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MHI Hospitality Corporation

Williamsburg, Virginia 23185

We have audited the accompanying consolidated balance sheets of MHI Hospitality Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation. MHI Hospitality Corporation’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MHI Hospitality Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Witt Mares, PLC Witt Mares, PLC

Norfolk, Virginia
February 26, 2010

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Investment in hotel properties, net	$188,587,507	$154,295,611
Properties under development	—	33,101,773
Investment in joint venture	9,685,844	10,253,732
Cash and cash equivalents	3,490,487	1,719,147
Restricted cash	701,730	2,573,444
Accounts receivable, net	1,625,161	1,352,203
Accounts receivable-affiliate	32,444	53,795
Prepaid expenses, inventory and other assets	2,046,082	1,611,618
Note receivable, net	100,000	100,000
Shell Island lease purchase, net	1,441,176	1,852,941
Deferred income taxes	4,920,973	2,991,500
Deferred financing costs, net	1,328,351	1,312,670

TOTAL ASSETS	$213,959,755	$211,218,434

LIABILITIES
Line of credit	$75,522,858	$73,187,858
Mortgage loans	72,738,250	72,256,168
Loans payable	4,613,163	—
Accounts payable and accrued liabilities	6,696,605	11,451,976
Advance deposits	547,653	546,236

TOTAL LIABILITIES	160,118,529	157,442,238

Commitments and contingencies (see Note 9)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,096,943 shares and 6,939,613 shares issued and outstanding at December 31, 2009 and 2008, respectively	90,969	69,396
Additional paid in capital	52,543,562	48,586,775
Distributions in excess of retained earnings	(14,454,238)	(12,341,122)

Total MHI Hospitality Corporation stockholders’ equity	38,180,293	36,315,049
Noncontrolling interest	15,660,933	17,461,147

TOTAL EQUITY	53,841,226	53,776,196

TOTAL LIABILITIES AND EQUITY	$213,959,755	$211,218,434

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
REVENUE
Rooms department	$48,939,286	$48,088,703	$46,544,928
Food and beverage department	17,992,536	18,417,430	19,549,325
Other operating departments	4,586,904	4,256,599	3,720,126

Total revenue	71,518,726	70,762,732	69,814,379
EXPENSES
Hotel operating expenses
Rooms department	14,018,102	13,588,565	12,265,770
Food and beverage department	12,234,104	13,426,296	13,661,511
Other operating departments	775,036	837,751	865,256
Indirect	29,026,538	28,016,410	25,084,554

Total hotel operating expenses	56,053,780	55,869,022	51,877,091
Depreciation and amortization	8,420,085	6,346,222	5,050,234
Corporate general and administrative	3,170,627	2,940,979	3,137,349

Total operating expenses	67,644,492	65,156,223	60,064,674

NET OPERATING INCOME	3,874,234	5,606,509	9,749,705
Other income (expense)
Interest expense	(9,661,871)	(6,811,460)	(4,211,785)
Interest income	41,999	72,547	132,715
Impairment of note receivable	—	(300,000)	—
Equity income (loss) in joint venture	(249,367)	48,496	(1,023,083)
Unrealized gain (loss) on hedging activities	1,220,162	(691,268)	(771,792)
Gain (Loss) on disposal of assets	(42,870)	(320,533)	(239,664)

Net income (loss) before income taxes	(4,817,713)	(2,395,709)	3,636,096
Income tax benefit	1,807,126	1,475,695	187,888

Net income (loss)	(3,010,587)	(920,014)	3,823,984
Minority interest in operating partnership	1,036,757	322,127	(1,362,967)

Net income (loss) attributable to the Company	$(1,973,830)	$(597,887)	$2,461,017

Net income (loss) per share attributable to the Company
Basic	$(0.28)	$(0.09)	$0.36
Diluted	$(0.28)	$(0.09)	$0.36
Weighted average number of shares outstanding
Basic	7,143,829	6,937,234	6,843,736
Diluted	7,169,829	6,973,731	6,903,736

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2006	6,712,000	$67,120	$47,947,267	$(5,992,599)	$21,001,287	$63,023,075
Net income	—	—	—	2,461,017	1,362,967	3,823,984
Issuance of restricted common stock awards	15,000	150	145,710	—	—	145,860
Conversion of units in operating partnership to common stock	170,000	1,700	114,528	—	(116,228)	—
Amortization of deferred stock grants	—	—	114,000	—	—	114,000
Dividends and distributions declared	—	—	—	(4,672,450)	(2,558,573)	(7,231,023)

Balances at December 31, 2007	6,897,000	68,970	48,321,505	(8,204,032)	19,689,453	59,875,896
Net loss	—	—	—	(597,887)	(322,127)	(920,014)
Issuance of restricted common stock awards	42,613	426	151,270	—	—	151,696
Amortization of deferred stock grants	—	—	114,000	—	—	114,000
Dividends and distributions declared	—	—	—	(3,539,203)	(1,906,179)	(5,445,382)

Balances at December 31, 2008	6,939,613	69,396	48,586,775	(12,341,122)	17,461,147	53,776,196
Net loss	—	—	—	(1,973,830)	(1,036,757)	(3,010,587)
Issuance of common stock	2,132,680	21,327	3,133,818	—	—	3,155,145
Adjustment to minority interest in operating partnership	—	—	688,705	—	(688,705)	—
Issuance of restricted common stock awards	24,650	246	20,264	—	—	20,510
Amortization of deferred stock grants	—	—	114,000	—	—	114,000
Dividends and distributions declared	—	—	—	(139,286)	(74,752)	(214,038)

Balances at December 31, 2009	9,096,943	$90,969	$52,543,562	$(14,454,238)	$15,660,933	$53,841,226

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Cash flows from operating activities:
Net income (loss) attributable to the Company	$(1,973,830)	$(597,887)	$2,461,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,420,085	6,346,222	5,050,234
Equity in (income) loss of joint venture	249,367	(48,496)	1,023,083
Loss on disposal of assets	42,870	320,533	239,664
Unrealized (gain) loss on hedging activities	(1,220,162)	691,268	771,792
Amortization of deferred financing costs	759,721	376,241	282,170
Charges related to equity-based compensation	134,510	265,696	259,860
Impairment of note receivable	—	300,000	—
Noncontrolling interest in operating partnership	(1,036,757)	(322,127)	1,362,967
Changes in assets and liabilities:
Restricted cash	404,879	(51,439)	(58,818)
Accounts receivable	(272,958)	314,214	477,009
Inventory, prepaid expenses and other assets	(514,294)	(1,097,746)	(1,147,162)
Deferred income taxes	(1,929,473)	(1,652,278)	(295,222)
Accounts payable and accrued liabilities	95,879	2,275,022	2,276,660
Advance deposits	1,417	137,324	(100,172)
Due from affiliates	21,351	(41,981)	184,045

Net cash provided by operating activities	3,182,605	7,214,566	12,786,427

Cash flows from investing activities:
Acquisition of hotel properties	—	(2,094,042)	(13,822,910)
Improvements and additions to hotel properties	(12,792,570)	(44,443,519)	(19,434,274)
Contributions to joint venture	—	(4,771,481)	(6,606,155)
Distributions from joint venture	318,521	149,317	—
Funding of restricted cash reserves	(1,205,775)	(1,621,333)	(1,409,263)
Proceeds from restricted cash reserves	2,672,610	849,357	2,240,288
Proceeds of note receivable	—	—	4,030,000

Net cash used in investing activities	(11,007,214)	(51,931,701)	(35,002,314)

Cash flows from financing activities:
Proceeds from sale of common stock	3,412,288	—	—
Payment of issuance costs related to the sale of common stock	(257,144)	—	—
Dividends and distributions paid	(214,037)	(7,246,021)	(7,228,473)
Proceeds of loans	4,750,000	—	—
Proceeds from line of credit	6,300,000	38,800,000	19,159,626
Payment on line of credit	(3,965,000)	—	—
Proceeds of mortgage refinancing	743,832	11,996,168	13,851,780
Payment of deferred financing costs	(775,402)	(612,565)	(564,958)
Payment of mortgage loans	(398,588)	(490,000)	(458,879)

Net cash provided by financing activities	9,595,949	42,447,582	24,759,096

Net increase (decrease) in cash and cash equivalents	1,771,340	(2,269,553)	2,543,209
Cash and cash equivalents at the beginning of the year	1,719,147	3,988,700	1,445,491

Cash and cash equivalents at the end of the year	$3,490,487	$1,719,147	$3,988,700

Supplemental disclosures:
Cash paid during the year for interest	$9,137,443	$7,714,781	$4,841,486

Cash paid during the year for income taxes	$109,752	$158,240	$457,899

Non-cash investing and financing activities:
Refinance of mortgage notes	$—	$5,260,000	$23,148,220

Assumption of existing indebtedness on purchase of hotel properties	$—	$5,750,000	$—

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

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 70.9% by the Company as of December 31, 2009, leases its hotels to a subsidiary of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

Significant transactions occurring during the current and two prior fiscal years include the following:

On April 26, 2007, the Company entered into a program agreement and related operating agreements with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”). The agreements provide for the formation of entities to be jointly owned by the Company and Carlyle, which will source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. Under the agreement, the Company will offer the joint venture the first right to acquire potential investment opportunities identified by the Company with total capitalization requirements in excess of $30.0 million. Carlyle has agreed to commit $100.0 million of equity capital to the joint venture through April 2010. Carlyle will fund up to 90.0% of the equity of an acquisition, and the Company will provide between 10.0% and 25.0%. The Company will receive an asset management fee of 1.5% of the gross revenues of the hotels owned by the venture. In addition, the Company will have a first right of offer with respect to any investment disposed by the joint venture. It is expected that hotels acquired by the joint venture will be managed by MHI Hotels Services, LLC (“MHI Hotels Services”).

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

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 18, 2009, the Company entered into a fourth amendment to its credit agreement modifying the minimum tangible net worth covenant and waiving compliance with respect to such covenant for the quarter ended March 31, 2009. Subject to certain conditions, the fourth amendment permits the Company to pay in any fiscal year a dividend in an amount minimally necessary to maintain the Company’s REIT status, provided that no dividend may be paid during the first three quarters of such fiscal year. The Company anticipates the amount of such a dividend will remain at 90% of taxable income. Notwithstanding this limitation, the Company was permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, the Company may be able to declare and pay additional cash dividends in any fiscal year during the term of the credit agreement.

On December 1, 2009, the Company issued 2,132,680 shares of common stock at $1.60 per share pursuant to a rights offering. The Company received gross proceeds of approximately $3.4 million, the proceeds of which, after payment of fees and expenses associated with the offering, were used for additional working capital.

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

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Properties Under Development—Investments in hotel properties that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. As of December 31, 2008, the property in Tampa, Florida, which opened as the Crowne Plaza Tampa Westshore in March 2009, was under development. As of December 31, 2009, there were no properties under development.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was $270,555, $1,602,053, and $1,018,949, respectively.

Investment in Joint Venture—Investment in joint venture represents the Company’s non-controlling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; and (iii) the entity that owns the $22.0 million junior participation in the existing mortgage. Carlyle owns a 75.0% controlling indirect interest in all these entities. The Company accounts for its investment in the joint venture under the equity method of accounting and is entitled to receive its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale proceeds.

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

Restricted Cash—Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreements with The Mutual of New York Life Insurance Company (“MONY”), which holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto; and PNC Bank, trustee for the mortgage holder on the Crowne Plaza Jacksonville Riverfront. During the renovation of the property in Hampton, Virginia, TowneBank, which holds the mortgage on the Crowne Plaza Hampton Marina, required the Company to maintain an operating reserve, which was returned to the Company upon completion of the renovation.

Inventories—Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees—Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2009 and 2008 were $311,852 and $359,352, respectively. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $47,500, $38,510 and $25,950, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the statements of operations.

Derivative Instruments—The Company’s derivative instruments are reflected as assets or liabilities on the balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest-rate movements. To accomplish this objective, the Company primarily uses an interest-rate swap as part of its interest-rate risk management strategy. The interest-rate swap is required under its revolving credit agreement and acts as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying $30.0 million principal amount. During the years ended December 31, 2009, 2008 and 2007, such derivatives were used to hedge the variable cash flows associated with the credit facility. The Company does not enter into derivative instruments for speculative trading purposes.

At December 31, 2009 and 2008, the interest-rate swap agreement had an estimated fair value of $(651,600) and $(1,871,762), respectively, and is included in accounts payable and other accrued liabilities.

The Company values its interest-rate swap at fair value, which it defines as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company classifies the inputs used to measure fair value into the following hierarchy:

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

Noncontrolling Interest in Operating Partnership—Certain hotel properties have been acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The noncontrolling interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the noncontrolling interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

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

Income Taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to MHI TRS, the Company’s wholly owned taxable REIT subsidiary. MHI TRS, which leases the Company’s hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes interest and penalties related to uncertain tax positions, if any, as income tax expense.

Stock-based Compensation—The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted (non-vested) stock and performance share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

As of December 31, 2009, the Company has made restricted stock and deferred stock awards under the plan totaling 120,263 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 34,263 restricted shares issued to certain executives and employees, and 26,000 restricted shares issued to its independent directors. The 60,000 shares granted under the deferred stock award vest over five years. Of those shares, only 20,000 shares have vested. Another 14,000 shares were issued on January 14, 2008, but do not vest until January 1, 2011. The 34,263 restricted shares issued to certain of the Company’s executives and employees have all vested. The restricted shares awarded to the Company’s independent directors vest at the end of the year of service for which the shares were awarded.

The value of the award is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of December 31, 2009, no performance-based stock awards have been issued. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan for the years ended December 31, 2009, 2008 and 2007 was $8,400, $175,010 and $277,156, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)—Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information—The Company has determined that its business is conducted in one reportable segment: hotel ownership.

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

Reclassifications—Certain reclassifications have been made to the prior period balances to conform to the current period presentation, including changes resulting from adoption of authoritative guidance related to Account Standards Codification (“ASC”) Topic 810, Consolidation, on January 1, 2009, as discussed below.

New Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to ASC Topic 820, Fair Value Measurements and Disclosures. This authoritative guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to prior practice resulting from the application of the new guidance relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The authoritative guidance was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, but was amended in February 2009 to defer the effective date for one year for certain non-financial assets and liabilities. The Company adopted the provisions of the authoritative guidance related to ASC Topic 820 on January 1, 2008, which had no material impact on its consolidated financial statements.

In February 2007, the FASB issued authoritative guidance related to ASC Topic 825, Financial Instruments. This authoritative guidance is effective for fiscal years beginning after November 15, 2007. The new guidance allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The new guidance also established presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted the provisions of the authoritative guidance related to ASC Topic 825 on January 1, 2008, which had no material impact on its consolidated financial statements.

In December 2007, the FASB issued authoritative guidance related to ASC Topic 805, Business Combinations. This authoritative guidance established principles and requirements for how the acquirer of a business recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. The guidance also provides standards for recognizing and measuring the goodwill acquired in the business combination, recognizing the assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance also requires transaction costs related to the business combination to be expensed as incurred. The authoritative guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the provisions of the authoritative guidance related to ASC Topic 805 on January 1, 2009, which may have an impact in future periods on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates.

In December 2007, the FASB issued authoritative guidance related to ASC Topic 810, Consolidation. This authoritative guidance changes the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. The Company adopted the authoritative guidance related to ASC Topic 810 on January 2009. Under the authoritative guidance, such noncontrolling interests are reported on the consolidated balance sheets within equity, separate from the Company’s equity. On the consolidated statements of operations, revenue, expenses, and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of changes in equity include beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

In March 2008, the FASB issued authoritative guidance related to ASC Topic 815, Derivatives and Hedging. This authoritative guidance requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under guidance previously issued in June 1998 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. The Company adopted the provisions of the authoritative guidance related to ASC Topic 815 on January 1, 2009, which had no material impact on its consolidated financial statements.

In April 2008, the FASB issued authoritative guidance related to ASC Topic 275, Risks and Uncertainties and ASC Topic 350, Intangibles—Goodwill and Other to improve the consistency between the useful life of a recognized intangible asset (under guidance previously issued in June 2001) and the period of expected cash flows used to measure the fair value of the intangible asset (under guidance previously issued in December 2007). This authoritative guidance amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s life under guidance issued in June 2001. The Company adopted the provisions of the authoritative guidance related to ASC Topics 275 and 350 on January 1, 2009, which had no impact on its consolidated financial statements.

In November 2008, the FASB ratified authoritative guidance related to ASC Topic 323, Investments—Equity Method and Joint Ventures. This authoritative guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The authoritative guidance is effective on a prospective basis for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the authoritative guidance related ASC Topic 323 on January 1, 2009, which had no material impact on its consolidated financial statements.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01 related to ASC Topic 105, Generally Accepted Accounting Principles. The update instituted a major change in the way accounting standards are organized. The accounting standards codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). As of September 30, 2009, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other literature is non-authoritative. The Company adopted the codification in the third quarter of 2009. The adoption of the codification had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

$13,823

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Land and land improvements	$19,142	$14,748
Buildings and improvements	173,387	139,752
Furniture, fixtures and equipment	31,566	27,484

	224,095	181,984
Less: accumulated depreciation	(35,507)	(27,688)

	$188,588	$154,296

5. Debt

Credit Facility. As of December 31, 2009, the Company had a secured, revolving credit facility that enabled the Company to borrow up to $80.0 million, subject to borrowing base and loan-to-value limitations, with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On August 1, 2007, the Company entered into an amendment to its credit agreement modifying certain provisions of the agreement as well as reducing the rate of interest on the credit facility by 0.375% and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. On February 19, 2009, the Company entered into a third amendment to its credit agreement modifying certain provisions of the agreement as well as increasing the rate of interest on the credit facility by 1.125%. The Company had borrowings under the credit facility of approximately $75.5 million and approximately $73.2 million at December 31, 2009 and 2008, respectively.

The credit facility matures during May 2011 and bears interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125% prior to February 19, 2009 and 2.75% to 3.25% thereafter. On December 31, 2009, LIBOR was 0.231%. In some circumstances, the revolving line of credit facility may bear interest at BB&T’s prime rate plus additional interest of 1.0%. Any amounts drawn under the revolving line of credit facility mature at the expiration of the facility. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The credit facility is secured by the Holiday Inn Brownstone in Raleigh North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside, the Holiday Inn Laurel and the Crowne Plaza Tampa Westshore as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At December 31, 2009, the five properties had a net carrying value of approximately $105.6 million. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. The banks that form the lender group, in connection with the third amendment to the Company’s revolving credit facility, waived the Company’s compliance with its total leverage ratio for the quarters ended September 30, 2008 and December 31, 2008 and the Company’s compliance with its restricted payment covenant for the fiscal year ended December 31, 2008. The Company was in compliance with all required covenants as of December 31, 2009.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Debt. As of December 31, 2009, the Company had approximately $72.7 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on our hotels.

Property	Balance Outstanding as of		Interest Rate	Maturity Date	Amortization Provisions	Prepayment Penalties
	December 31, 2009	December 31, 2008
Crowne Plaza Hampton Marina	$9,000,000	$8,256,168	LIBOR plus 2.75%, Minimum 4.75%(1)	06/2011(2)	Interest Only	N
Crowne Plaza Jacksonville Riverfront	$18,000,000	18,000,000	8.00%	07/2010(2)	Interest Only	Y
Hilton Savannah DeSoto	$23,000,000	23,000,000	6.06%	08/2017	25 years(3)	Y
Hilton Wilmington Riverside	$22,738,250	23,000,000	6.21%	03/2017	25 years(4)	Y

Total	$72,738,250	$72,256,168

(1)	At December 31, 2009 and December 31, 2008, the variable rate in effect for the mortgage on the Crowne Plaza Hampton Marina rate was 4.75%.

(2)	The mortgages on the Crowne Plaza Hampton Marina and the Crowne Plaza Jacksonville Riverfront may each be extended for one 12-month period.

(3)	The mortgage on the Hilton Savannah DeSoto has a 36-month interest-only period that expires in July 2010. Thereafter, the debt will amortize on a 25-year amortization schedule.

(4)	The mortgage on the Hilton Wilmington Riverside has a 24-month interest-only period that expired in March 2009. Thereafter, the debt amortizes on a 25-year amortization schedule.

On June 30, 2008, the Company closed a $9.0 million refinancing of the mortgage on the property in Hampton, Virginia. Approximately $5.5 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. The remaining portion of the proceeds totaling approximately $3.5 million funded a product improvement plan for the hotel in connection with its Crowne Plaza licensing. The new mortgage matures June 30, 2011 and may be extended for one 12-month period. The loan requires monthly payments of interest at a rate of LIBOR plus 2.75%, but no less than 4.75%.

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

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total debt maturities, without respect to any extension of loan maturity, as of December 31, 2009 were as follows (in thousands):

December 31, 2010	$18,580
December 31, 2011	9,856
December 31, 2012	910
December 31, 2013	967
December 31, 2014	1,028
Thereafter	41,397

Total future maturities	$72,738

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

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases—The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2009, 2008 and 2007 was $67,660, $63,740, and $43,180, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For each of the years ended December 31, 2009, 2008 and 2007, rent expense was $95,482.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for the year ended December 31, 2009, 2008 and 2007 was $195,000, $168,138 and $168,138, respectively.

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. For the years ended December 31, 2009 and 2008, rent expense was $33,600 and $22,400, respectively.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432 and may be renewed for an additional five years. Rent expense for the year ended December 31, 2009 was $1,084.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease, which expired September 18, 2007. A new operating lease was executed requiring annual payments of $4,961 and expires September 18, 2012. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $4,961, $4,961 and $4,720, respectively.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Prior to September 1, 2009, the Company leased 1,842 feet of commercial office space under a separate lease that expired August 31, 2009. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $47,742, $43,256 and $41,996, respectively.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the year ended December 31, 2009 was $1,836.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2010	$599,705
December 31, 2011	595,611
December 31, 2012	443,582
December 31, 2013	258,240
December 31, 2014	217,714
December 31, 2015 and thereafter	314,018

Total	$2,428,870

Management Agreements—Each of the operating hotels that the Company owned at December 31, 2009, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 8).

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Franchise Agreements—As of December 31, 2009, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between March 2011 and January 2024.

Restricted Cash Reserves—The Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required to maintain a property improvement fund for each of these two hotels to cover the cost of replacing capital assets at the properties. Each month, contributions are made to each property improvement fund equal to 4.0% of gross revenues for the Hilton Savannah DeSoto and the Hilton Wilmington Riverside.

Pursuant to the terms of the mortgage on the Crowne Plaza Jacksonville Riverfront, the Company is required to contribute 4.0% of room revenues to a property improvement fund.

Pursuant to the terms of the mortgage on the Crowne Plaza Hampton Marina, the Company is required to contribute 4.0% of gross revenues to a property improvement fund beginning in January 2010.

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

7. Capital Stock

Common Shares—The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

On December 1, 2009, the Company issued 2,132,680 shares of common stock at $1.60 per share pursuant to a rights offering. The Company received gross proceeds of approximately $3.4 million, the proceeds of which, after payment of fees and expenses associated with the offering, were used for additional working capital. On January 1, 2008 and January 14, 2008, the Company issued 10,000 non-restricted and 14,000 restricted shares, respectively, to its Chief Operating Officer in accordance with the terms of his employment contract, as amended.

On February 9, 2009 and February 6, 2008, the Company issued 14,650 and 18,613 shares, respectively of restricted stock to certain executives and independent directors. In January 2007, the Company issued 13,500 shares of restricted stock to certain of its principal executives and independent directors.

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

As of December 31, 2009, the Company had 9,096,943 shares of common stock outstanding.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants—The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares—The Company is authorized to issue 1,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2009, there were no shares of preferred stock outstanding.

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2009, the total number of Operating Partnership units outstanding was 3,737,607, with a fair market value of approximately $7.6 million based on the price per share of the common stock on that date.

8. Related Party Transactions

As of December 31, 2009, the members of MHI Hotels Services (a company that is majority-owned and controlled by our chief executive officer, our chief financial officer and two members of the board of directors) owned 644,855 shares or approximately 7.1% of the Company’s outstanding common stock as well as 2,218,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable—At December 31, 2009 and 2008, the Company was due $32,444 and $53,795, respectively, from MHI Hotels Services.

Shell Island Sublease—The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the years ended December 31, 2009, 2008 and 2007, the Company earned $640,000 per year in leasehold revenue.

Sublease of Office Space—The Company subleased office space in Greenbelt, Maryland from MHI Hotels Services until December 2009. For the years ended December 31, 2009, 2008 and 2007, rent expense related to the sublease totaled $41,195, $38,580 and $38,040, respectively.

Strategic Alliance Agreement—On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements—Each of the operating hotels that the Company owned at December 31, 2009, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

For the years ended December 31, 2009, 2008 and 2007, the Company paid MHI Hotels Services $1,826,074, $2,073,211 and $2,186,166, respectively, in management fees.

Employee Medical Benefits—The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. For the years ended December 31, 2009, 2008 and 2007, the Company paid $1,829,710, $1,792,066 and $1,610,386, respectively, for benefits.

Construction Management Services—The Company has engaged MHI Hotels Services to manage the renovations of the Hilton Philadelphia Airport, the Crowne Plaza Jacksonville Riverfront, the Hilton Wilmington Riverside, the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore. For the years ended December 31, 2009, 2008 and 2007, the Company paid $361,000, $0 and $500,000, respectively, in construction management fees.

Charter Vessel Rental—The Company leased the “Jacksonville Princess”, a charter vessel docked adjacent to the Crowne Plaza Jacksonville Riverfront from MHI Hotels, Inc., an affiliate of MHI Hotels Services on an event-by-event basis for guests of the hotel. Charter rentals for the years ended December 31, 2009, 2008 and 2007 were $0, $0 and $66,145, respectively. Beginning June 1, 2007, the Company no longer chartered the “Jacksonville Princess” from MHI Hotels, Inc., but sold catering services to MHI Hotels, Inc. for events on the charter vessel. For the years ended December 31, 2009, 2008 and 2007, total sales of catering services to MHI Hotels, Inc. was $0, $0 and $46,846, respectively.

9. Retirements Plans

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provisions. Company contributions to the plan for the years ended December 31, 2009, 2008 and 2007 were $43,918, $42,385 and $37,951, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Unconsolidated Joint Venture

The Company owns a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; and (iii) the entity that owns the junior participation in the existing mortgage. Carlyle owns a 75.0% indirect controlling interest in all three entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

	December 31, 2009	December 31, 2008
ASSETS
Investment in hotel property, net	$71,963,948	$74,244,478
Cash and cash equivalents	537,698	1,110,474
Restricted cash	3,330,275	1,026,166
Accounts receivable	326,359	193,907
Prepaid expenses, inventory and other assets	1,232,513	1,532,291

TOTAL ASSETS	$77,390,793	$78,107,316

LIABILITIES
Mortgage loan, net	$35,600,000	$35,600,000
Accounts payable and other accrued liabilities	2,629,521	1,112,040
Advance deposits	418,082	380,450

TOTAL LIABILITIES	38,647,603	37,092,490

TOTAL MEMBERS’ EQUITY	38,743,190	41,014,825

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$77,390,793	$78,107,316

	Year Ended December 31, 2009	Year Ended December 31, 2009
Revenue
Rooms department	$9,719,185	$10,185,886
Food and beverage department	1,826,385	1,793,802
Other operating departments	1,144,914	1,206,256

Total revenue	12,690,484	13,185,944
Expenses
Hotel operating expenses
Rooms department	2,332,046	2,290,422
Food and beverage department	1,547,181	1,889,040
Other operating departments	497,823	541,498
Indirect	6,219,618	6,712,275

Total hotel operating expenses	10,596,668	11,433,235
Depreciation and amortization	2,182,324	2,182,636
General and administrative	191,007	117,385

Total operating expenses	12,969,999	13,733,256

Operating loss	(279,515)	(547,312)
Gain on extinguishments of debt	—	3,000,000
Interest expense	(725,376)	(2,283,675)
Interest income	7,341	24,970

Net income (loss)	$(997,550)	$193,983

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Current:
Federal	$—	$—	$—
State and local	122	176	108

	122	176	108

Deferred:
Federal	(1,552)	(1,385)	(263)
State and local	(377)	(267)	(33)

	(1,929)	(1,652)	(296)

	$(1,807)	$(1,476)	$(188)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Statutory federal income tax provision (benefit)	$(1,638)	$(815)	$1,239
Effect of non-taxable REIT income	86	(570)	(1,502)
State income tax provision (benefit)	(255)	(91)	75

	$(1,807)	$(1,476)	$(188)

As of December 31, 2009 and 2008, the Company had a net deferred tax asset of approximately $4.9 million and $3.0 million, respectively, of which, approximately $4.4 million and $2.6 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized. As of December 31, 2009 and 2008, approximately $0.4 million and $0.3 million, respectively, of the deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that are not currently deductible, but are being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, vacation and sick pay. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Net income (loss)	$(1,973,830)	$(597,887)	$2,461,017
Basic:
Weighted average number of common shares outstanding	7,143,829	6,937,234	6,843,736
Net income (loss) per share—basic	$(0.28)	$(0.09)	$0.36
Diluted:
Dilutive awards	26,000	26,000	60,000
Diluted weighted average number common shares outstanding	7,169,829	6,973,731	6,903,736
Net income (loss) per share—diluted	$(0.28)	$(0.09)	$0.36

Diluted net income (loss) per share takes into consideration the pro forma dilution of certain unvested stock awards.

13. Quarterly Operating Results (Unaudited)

	Quarters Ended 2009
	March 31	June 30	September 30	December 31
Total revenue	$15,499,189	$20,532,519	$17,980,032	$17,506,986
Total operating expenses	15,707,416	17,568,138	17,116,880	17,252,058
Net operating income (loss)	(208,227)	2,964,381	863,152	254,928
Net income (loss)	(619,071)	136,441	(692,813)	(798,338)
Earnings per share (basic and diluted):	(0.09)	0.02	(0.10)	(0.10)

	Quarters Ended 2008
	March 31	June 30	September 30	December 31
Total revenue	$15,517,461	$20,454,929	$17,181,909	$17,608,433
Total operating expenses	14,937,132	17,522,844	16,365,257	16,330,990
Net operating income	580,329	2,932,084	816,652	1,277,443
Net income (loss)	(483,417)	1,344,829	(523,773)	(935,526)
Earnings per share (basic and diluted):	(0.07)	0.19	(0.08)	(0.13)

14. Subsequent Events

The Company has evaluated subsequent events through the time the financial statements were available for issuance on February 26, 2010.

On February 1, 2010, the Company awarded and issued 15,000 shares of restricted stock to its Chief Executive Officer upon execution of a new employment agreement.

The Company awarded and issued 12,000 shares of restricted stock to its independent directors on February 4, 2010 and 18,175 shares of restricted stock to its principal executive officers and one additional employee on February 8, 2010 under the Company’s 2004 Long-Term Incentive Plan.

MHI HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2009

(in thousands)

Description	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End of Year			Accumulated Depreciation
	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
Crowne Plaza Hampton Marina Hampton, Virginia	$1,061	$6,733	$33	$2,990	$1,094	$9,723	$10,817	$(424)
Crowne Plaza Jacksonville Riverfront Jacksonville, Florida	7,090	14,604	47	2,450	7,137	17,054	24,191	(1,980)
Crowne Plaza Tampa Westshore Tampa, Florida	4,153	9,670	240	21,196	4,393	30,866	35,259	(801)
Hilton Philadelphia Airport Philadelphia, Pennsylvania	2,100	22,031	44	2,457	2,144	24,488	26,632	(3,404)
Hilton Savannah DeSoto Savannah, Georgia	600	13,562	—	9,630	600	23,192	23,792	(3,504)
Hilton Wilmington Riverside Wilmington, North Carolina	785	16,829	98	9,733	883	26,562	27,445	(5,829)
Holiday Inn Brownstone Raleigh, North Carolina	815	7,416	—	1,338	815	8,754	9,569	(1,984)
Holiday Inn Laurel West Laurel, Maryland	900	9,443	205	1,974	1,105	11,417	12,522	(1,866)
Sheraton Louisville Riverside Jeffersonville, Indiana	782	6,891	189	14,440	971	21,331	22,302	(1,079)

	$18,286	$107,179	$856	$66,208	$19,142	$173,387	$192,529	$(20,871)