Form 10-Q
period 2010-03-31
MHI Hospitality CORP
filed 2010-05-14
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, there were 9,520,286 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Investment in hotel properties, net	$186,953,017	$188,587,507
Investment in joint venture	9,906,228	9,685,844
Cash and cash equivalents	2,390,952	3,490,487
Restricted cash	993,333	701,730
Accounts receivable	2,396,167	1,625,161
Accounts receivable-affiliate	57,054	32,444
Prepaid expenses, inventory and other assets	2,214,297	2,046,082
Notes receivable, net	100,000	100,000
Shell Island lease purchase, net	1,351,103	1,441,176
Deferred income taxes	5,153,436	4,920,973
Deferred financing costs, net	1,131,757	1,328,351

TOTAL ASSETS	$212,647,344	$213,959,755

LIABILITIES
Line of credit	$75,197,858	$75,522,858
Mortgage loans	72,637,273	72,738,250
Loans payable	4,587,588	4,613,163
Accounts payable and other accrued liabilities	6,473,013	6,696,605
Advance deposits	884,225	547,653

TOTAL LIABILITIES	159,779,957	160,118,529

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,520,286 shares and 9,096,943 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	95,203	90,969
Additional paid in capital	55,548,755	52,543,562
Distributions in excess of retained earnings	(15,234,081)	(14,454,238)

Total MHI Hospitality Corporation stockholders’ equity	40,409,877	38,180,293
Noncontrolling interest	12,457,510	15,660,933

TOTAL EQUITY	52,867,387	53,841,226

TOTAL LIABILITIES AND EQUITY	$212,647,344	$213,959,755

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
REVENUE
Rooms department	$12,094,398	$10,449,089
Food and beverage department	4,307,791	3,906,818
Other operating departments	1,113,401	1,143,282

Total revenue	17,515,590	15,409,189
EXPENSES
Hotel operating expenses
Rooms department	3,593,380	3,067,173
Food and beverage department	3,020,367	2,719,389
Other operating departments	172,932	178,885
Indirect	7,176,968	6,932,074

Total hotel operating expenses	13,963,647	12,897,521
Depreciation and amortization	2,131,484	1,910,598
Corporate general and administrative	1,057,604	899,297

Total operating expenses	17,152,735	15,707,416

NET OPERATING INCOME (LOSS)	362,855	(208,227)
Other income (expense)
Interest expense	(2,310,950)	(2,000,858)
Interest income	5,661	13,486
Equity in joint venture	271,534	111,117
Unrealized gain (loss) on hedging activities	383,945	236,584

Loss, before tax	(1,286,955)	(1,847,898)
Income tax benefit	192,920	896,278

Net loss	(1,094,035)	(951,620)
Add: Net loss attributable to the noncontrolling interest	314,192	332,549

Net loss attributable to the Company	$(779,843)	$(619,071)

Net loss per share attributable to the Company
Basic	$(0.08)	$(0.09)
Diluted	$(0.08)	$(0.09)
Weighted average number of shares outstanding
Basic	9,175,652	6,957,915
Diluted	9,191,652	6,983,915

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2009	9,096,943	$90,969	$52,543,562	$(14,454,238)	$15,660,933	$53,841,226
Issuance of restricted common stock awards	55,175	552	91,144	—	—	91,696
Amortization of deferred stock grants	—	—	28,500	—	—	28,500
Conversion of units in operating partnership to common stock	368,168	3,682	2,885,549	—	(2,889,231)	—
Net loss	—	—	—	(779,843)	(314,192)	(1,094,035)

Balances at March 31, 2010	9,520,286	$95,203	$55,548,755	$(15,234,081)	$12,457,510	$52,867,387

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended March 31, 2010	Three months ended March 31, 2009
Cash flows from operating activities:
Net loss	$(1,094,035)	$(951,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,131,484	1,910,598
Equity in joint venture	(271,534)	(111,117)
Unrealized gain on hedging activities	(383,945)	(236,584)
Amortization of deferred financing costs	196,594	116,112
Charges related to equity-based compensation	120,196	49,010
Changes in assets and liabilities:
Restricted cash	(112,139)	180,644
Accounts receivable	(771,007)	(1,692,753)
Inventory, prepaid expenses and other assets	(189,345)	(583,961)
Deferred income taxes	(232,463)	(918,871)
Accounts payable and other accrued liabilities	160,353	(390,413)
Advance deposits	336,571	262,385
Due from affiliates	(24,610)	35,001

Net cash used in operating activities	(133,880)	(2,331,568)

Cash flows from investing activities:
Improvements and additions to hotel properties	(385,789)	(5,783,959)
Distributions from joint venture	51,150	80,040
Funding of restricted cash reserves	(260,576)	(240,618)
Proceeds of restricted cash reserves	81,112	1,826,200

Net cash used in investing activities	(514,103)	(4,118,337)

Cash flows from financing activities:
Dividends and distributions paid	—	(107,019)
Proceeds of mortgage refinancing	—	743,832
Proceeds of credit facility	—	5,600,000
Payments on credit facility	(325,000)	—
Payment of deferred financing costs	—	(665,464)
Proceeds of loans	—	4,750,000
Payment of mortgages and loans	(126,552)	(17,597)

Net cash provided by (used in) financing activities	(451,552)	10,303,752

Net increase (decrease) in cash and cash equivalents	(1,099,535)	3,853,847
Cash and cash equivalents at the beginning of the period	3,490,487	1,719,147

Cash and cash equivalents at the end of the period	$2,390,952	$5,572,994

Supplemental disclosures:
Cash paid during the period for interest	$2,296,893	$2,110,922

Cash paid during the period for income taxes	$23,296	$6,346

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

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, MHI Hospitality, L.P. (the “Operating Partnership” or the “Partnership”). The Company also owns a 25.0% non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with CRP/MHI Holdings, LLC, an affiliate of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”).

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at March 31, 2010, was approximately 73.9% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”) to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On February 19, 2009, the Company entered into a third amendment to its credit agreement with BB&T, as administrative agent and lender, to address certain financial covenants including the Company’s total leverage ratio. The amendment established new methodologies for valuing the Company’s hotel properties under renovation and modified certain other aspects of the original credit agreement. In addition to waiving potential covenant defaults in 2008, the amendment increased the Company’s interest rate spread for its variable LIBOR-based interest rate by 1.125% establishing a new spread range from 2.75% to 3.25% based on the Company’s total leverage ratio and added a one hundred basis point spread for any prime rate loans made under the facility. It also eased the Company’s total leverage ratio test by increasing the Company’s total maximum permitted leverage from 55.0% to 62.5% of the total value of the Company’s assets; established new limitations on cash distributions that the Company may pay to stockholders to a level necessary to maintain the Company’s REIT qualification, until such time as the Company meets certain liquidity and other tests; required the Company to add the Company’s hotel property in Laurel, Maryland to the credit agreement’s borrowing base; and provided for fixed valuation of certain of the Company’s hotel properties, for purposes of determining compliance with various financial covenants, through April 2010.

On May 18, 2009, the Company entered into a fourth amendment to its credit agreement modifying the minimum tangible net worth covenant and waiving compliance with respect to such covenant for the quarter ended March 31, 2009. Subject to certain conditions, the fourth amendment permits the Company to pay in any fiscal year a dividend in an amount minimally necessary to maintain the Company’s REIT status, provided that no dividend may generally be paid during the first three quarters of such fiscal year. Notwithstanding this limitation, the Company was permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, the Company may be able to declare and pay additional cash dividends in any fiscal year during the term of the credit agreement.

On December 1, 2009, the Company issued 2,132,680 shares of common stock at $1.60 per share pursuant to a rights offering. The Company received gross proceeds of approximately $3.4 million, the proceeds of which, after payment of fees and expenses associated with the offering, were used for additional working capital.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of and for the three months ended March 31, 2010 and 2009. All significant inter-company balances and transactions have been eliminated.

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

Properties Under Development – Investments in hotel property that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. In March 2009, the property under development in Tampa, Florida re-opened as the Crowne Plaza Tampa Westshore. As of March 31, 2010 and December 31, 2009, there were no properties under development.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the three months ended March 31, 2010 and 2009 was $0 and $270,555, respectively.

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

Restricted Cash – Restricted cash includes real estate tax escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s mortgage agreements with MONY Life Insurance Company (“MONY”), which holds mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto; PNC Bank, trustee for the mortgage holder on the Crowne Plaza Jacksonville Hotel; and TowneBank, which holds the mortgage on the Crowne Plaza Hampton Marina. During the renovation of the property in Hampton, Virginia, TowneBank required the Company to maintain an operating reserve which was returned to the Company in February 2009, upon completion of the renovations.

Inventories – Inventories which consist primarily of food and beverage are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of March 31, 2010 and December 31, 2009 were $299,665 and $311,852, respectively. Amortization expense for the three months ended March 31, 2010 and 2009 totaled $12,187 and $10,937, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest-rate movements. To accomplish this objective, the Company primarily uses an interest-rate swap as part of its interest-rate risk management strategy. The interest-rate swap is required under its revolving credit agreement and acts as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying $30.0 million principal amount. During the three months ended March 31, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with the credit facility. The Company does not enter into derivative instruments for speculative trading purposes.

At March 31, 2010 and December 31, 2009, the interest-rate swap agreement had an estimated fair value of $(267,655) and $(651,600), respectively, and is included in accounts payable and other accrued liabilities.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 165,438 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 73,438 restricted shares issued to certain executives and employees, and 32,000 restricted shares issued to its directors. The 60,000 shares granted under the deferred stock award vest over five years. Of the 60,000 shares granted to the Company’s Chief Operating Officer, only 30,000 shares have vested; another 14,000 shares were issued January 14, 2008, but do not vest until January 1, 2011. Of the 73,438 restricted shares issued to certain of the Company’s executives and employees, all have vested except 15,000 shares issued to the Chief Executive Officer upon renewal of his contract which will vest on January 1, 2011. Regarding the restricted shares awarded to the Company’s directors, the shares vest at the end of the year of service for which the shares are awarded.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of March 31, 2010, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan for the three months ended March 31, 2010 and 2009 was $42,428 and $40,695, respectively.

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information – The Company has determined that its business is conducted in one reportable segment, hotel ownership.

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

Subsequent Events – The Company has evaluated subsequent events through the time the financial statements were available for issuance on May 14, 2010.

Recent Accounting Pronouncements In December 2007, the FASB issued authoritative guidance related to ASC Topic 805, Business Combinations. This authoritative guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The authoritative guidance is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. On January 1, 2009, the Company adopted the authoritative guidance related to ASC Topic 805, which may have an impact in future periods on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any future acquisitions the Company consummates.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the three months ended March 31, 2010.

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Land and land improvements	$19,145	$19,142
Buildings and improvements	173,498	173,387
Furniture, fixtures and equipment	31,836	31,566

	224,481	224,095
Less: accumulated depreciation	(37,528)	(35,507)

	$186,953	$188,588

5. Debt

Credit Facility. As of March 31, 2010, the Company had a secured, revolving credit facility that enabled the Company to borrow up to $80.0 million, subject to borrowing base and loan-to-value limitations, with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On August 1, 2007, the Company entered into an amendment to its credit agreement modifying certain provisions of the agreement as well as reducing the rate of interest on the credit facility by 0.375% and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. On February 19, 2009, the Company entered into a third amendment to its credit agreement modifying certain provisions of the agreement as well as increasing the rate of interest on the credit facility by 1.125%. The Company had borrowings under the credit facility of approximately $75.2 million and $75.5 million at March 31, 2010 and December 31, 2009, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The credit facility matures during May 2011 and bore interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125% prior to February 19, 2009 and 2.75% to 3.25% thereafter. On March 31, 2010, LIBOR was 0.249%. The Company is required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company was required to purchase an interest rate swap in order to hedge against interest rate risk.

The credit facility is secured by the Holiday Inn Brownstone in Raleigh North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside, the Holiday Inn Laurel and the Crowne Plaza Tampa Westshore as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At March 31, 2010, the five properties had a net carrying value of approximately $104.8 million. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. The Company was in compliance with all required covenants as of March 31, 2010.

Mortgage Debt. As of March 31, 2010, the Company had approximately $72.6 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on its hotels.

Property	Balance Outstanding as of		Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
	March 31, 2010	December 31, 2009
Crowne Plaza Hampton Marina	$9,000,000	$9,000,000	N	06/2011	(1)	Interest Only		LIBOR plus 2.75	%(2)
Crowne Plaza Jacksonville Riverfront	18,000,000	18,000,000	(3)	07/2010	(1)	Interest Only		8.00%
Hilton Savannah DeSoto	23,000,000	23,000,000	(4)	08/2017		25 years	(5)	6.06%
Hilton Wilmington Riverside	22,637,273	22,738,250	(4)	03/2017		25 years	(6)	6.21%

Total	$72,637,273	$72,738,250

(1)	The notes may each be extended for one 12-month period, subject to certain terms and conditions.
(2)	The note bears a minimum interest rate of 4.75%.
(3)	The note could not be prepaid prior to July 2009. A prepayment may be made currently without penalty.
(4)	The notes may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.
(5)	The note provides for payments of interest only until July 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(6)	The note provides for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.

Total mortgage debt maturities as of March 31, 2010 without respect to any loan extensions for the following twelve-month periods were as follows:

March 31, 2011	$18,687,682
March 31, 2012	9,869,184
March 31, 2013	924,054
March 31, 2014	982,387
March 31, 2015	1,044,404
Thereafter	41,129,562

Total future maturities	$72,637,273

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal payments equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in August 2010, but can be extended for up to two additional 12-month periods.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months ended March 31, 2010 and 2009 for this operating lease was $15,387 and $20,483, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for each of the three months ended March 31, 2010 and 2009 was $23,871.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense was $58,700 and $42,034 for the three months ended March 31, 2010 and 2009, respectively.

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. For each of the three months ended March 31, 2010 and 2009, rent expense was $8,400.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432 and may be renewed for an additional five years. Rent expense for the three months ended March 31, 2010 was $608.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense for each of the three months ended March 31, 2010 and 2009 was $1,240.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Prior to September 1, 2009, the Company leased 1,842 feet of commercial office space under a separate lease that expired August 31, 2009. Rent expense for the three months ended March 31, 2010 and 2009, was $13,750 and $11,028, respectively.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the three months ended March 31, 2010 was $11,013.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

March 31, 2011	$604,465
March 31, 2012	560,538
March 31, 2013	448,899
March 31, 2014	449,624
March 31, 2015	210,166
Thereafter	261,374

Total future minimum lease payments	$2,535,066

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Management Agreements – Each of the operating hotels that the Company owned at March 31, 2010, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 8).

Franchise Agreements – As of March 31, 2010, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between December 2011 and April 2023.

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

Pursuant to the terms of the mortgage on the Crowne Plaza Hampton Marina, the Company is required to make monthly contributions equal to 4.0% of gross revenues to a property improvement fund beginning in January 2010.

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

On March 22, 2010, one holder of units in the Operating Partnership redeemed 368,168 units for an equivalent number of shares of the Company’s common stock.

On December 1, 2009, the Company issued 2,132,680 shares of common stock at $1.60 per share pursuant to a rights offering. The Company received gross proceeds of approximately $3.4 million, the proceeds of which, after payment of fees and expenses associated with the offering, were used for additional working capital.

During February 2010 and February 2009, the Company issued 30,175 shares and 14,650 shares, respectively, of restricted stock to certain executives and independent directors.

In addition, on February 1, 2010, the Company issued 15,000 shares to its Chief Executive Officer in accordance with the terms of his renewed employment contract.

On January 1, 2009, the Company issued 10,000 non-restricted shares to its Chief Operating Officer in accordance with the terms of his employment contract, as amended.

As of March 31, 2010 and December 31, 2009, the Company had 9,520,286 and 9,096,943 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2010, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company.

As of March 31, 2010, the total number of Operating Partnership units outstanding was 3,369,439, with a fair market value of approximately $8.3 million based on the price per share of the common stock on that date.

8. Related Party Transactions

As of March 31, 2010, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and two members of its Board of Directors) owned approximately 7.2% of the Company’s outstanding common stock and 2,218,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At March 31, 2010 and December 31, 2009, the Company was due $57,054 and $32,444, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for each of the three months ended March 31, 2010 and 2009 was $160,000.

Sublease of Office Space – The Company subleased office space in Greenbelt, Maryland from MHI Hotels Services until December 2009. Rent expense was $10,050 for the three months ended March 31, 2009.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company owned at March 31, 2010, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Management fees earned by MHI Hotels Services were $443,504 and $441,376 for the three months ended March 31, 2010 and 2009, respectively. In addition, estimated incentive management fees of $16,275 and $0 were accrued for the three months ended March 31, 2010 and 2009, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $491,867 and $459,061 for the three months ended March 31, 2010 and 2009, respectively.

Construction Management Services – The Company has engaged MHI Hotels Services to manage certain aspects of the renovations at the Crowne Plaza Tampa Westshore and the Holiday Inn Brownstone. For the three months ended March 31, 2010 and 2009, the Company paid $50,000 and $0, respectively, in construction management fees.

9. Retirement Plan

The Company maintains a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan for the three months ended March 31, 2010 and 2009 were $9,989 and $11,526, respectively.

10. Unconsolidated Joint Venture

The Company owns a 25% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; (iii) the entity that has an

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

option to purchase a three-acre development site with parking garage adjacent to the hotel and which leases the parking garage for use by the hotel; and (iv) the entity that owns the junior participation in the existing mortgage. Carlyle owns a 75.0% indirect controlling interest in all these entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Investment in hotel properties, net	$71,432,808	$71,963,948
Cash and cash equivalents	1,289,570	537,698
Restricted cash	3,517,015	3,330,275
Accounts receivable	278,067	326,359
Prepaid expenses, inventory and other assets	971,070	1,232,513

TOTAL ASSETS	$77,488,528	$77,390,793

LIABILITIES
Mortgage loans, net	$35,600,000	$35,600,000
Accounts payable and other accrued liabilities	1,909,724	2,629,521
Advance deposits	354,076	418,082

TOTAL LIABILITIES	37,863,800	38,647,603
TOTAL MEMBERS’ EQUITY	39,624,728	38,743,190

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$77,488,528	$77,390,793

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Revenue
Rooms department	$3,978,440	$3,189,364
Food and beverage department	646,848	564,846
Other operating departments	305,006	240,816

Total revenue	4,930,294	3,995,026
Expenses
Hotel operating expenses
Rooms department	671,663	631,690
Food and beverage department	482,008	471,695
Other operating departments	177,580	94,425
Indirect	1,718,350	1,585,975

Total hotel operating expenses	3,049,601	2,783,785
Depreciation and amortization	546,548	546,010
General and administrative	77,638	35,486

Total operating expenses	3,673,787	3,365,281

Operating income	1,256,507	629,745
Interest expense	(172,487)	(188,560)
Interest income	2,118	3,285

Net income	$1,086,138	$444,470

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Income Taxes

The components of the income tax provision (benefit) for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	39	23

	39	23

Deferred:
Federal	(186)	(701)
State	(46)	(218)

	(232)	(919)

	$(193)	$(896)

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Statutory federal income tax expense	$(438)	$(628)
Effect of non-taxable REIT income or loss	252	(73)
State income tax expense	(7)	(195)

	$(193)	$(896)

As of March 31, 2010 and December 31, 2009, the Company had a net deferred tax asset of approximately $5.2 million and $4.9 million, respectively, of which, approximately $4.7 million and $4.4 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. As of March 31, 2010 and December 31, 2009, approximately $0.4 million of the net deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance, and depreciation. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(unaudited)	(unaudited)
Net loss attributable to the Company	$(779,843)	$(619,071)
Basic:
Weighted average number of common shares outstanding	9,175,652	6,957,915
Net loss per share—basic	$(0.08)	$(0.09)
Diluted:
Dilutive awards	16,000	26,000
Diluted weighted average number common shares outstanding	9,191,652	6,983,915
Net loss per share—diluted	$(0.08)	$(0.09)

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, upper-upscale, upscale and mid-scale segments of the hotel industry. We commenced operations in December 2004 when we completed our initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”).

Our hotel portfolio currently consists of nine full-service, upper-upscale, upscale and mid-scale hotels with 2,110 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. These hotels are 100% owned by subsidiaries of our operating partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group and we have leasehold interests in a resort condominium facility in Wrightsville Beach, North Carolina. As of March 31, 2010, we owned the following nine hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006

Total	2,110

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership, and we own an approximate 73.9% interest in our operating partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

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

Results of Operations

The following table illustrates the actual key operating metrics for the three months ended March 31, 2010 and 2009 for the properties we owned during each respective reporting period (“actual” properties) as well as the eight properties in our portfolio that were not under development during the three months ended March 31, 2009 (“same-store” properties). Accordingly, the same store data does not reflect the performance of the Crowne Plaza Tampa Westshore.

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Actual	Same- Store	Actual	Same- Store
Actual Portfolio Metrics
Occupancy %	62.7%	61.8%	54.1%	55.3%
ADR	$101.65	$102.07	$109.98	$109.95
RevPAR	$63.69	$63.08	$59.47	$60.82

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Revenue. Total revenue for the three months ended March 31, 2010 increased approximately $2.0 million or 13.0% to approximately $17.5 million compared to total revenue of approximately $15.5 million for the three months ended March 31, 2009. Incremental revenue of approximately $1.7 million from our property in Tampa, Florida, which was not open for a portion of the three months ended March 31, 2009, accounted for most of the increase in revenue.

Room revenues increased approximately $1.8 million or 17.0% to approximately $12.1 million compared to room revenue of approximately $10.3 million for the three months ended March 31, 2009. Incremental room revenue of approximately $1.4 million from our property in Tampa, Florida, which was not open for a portion of the three months ended March 31, 2009, accounted for most of the increase in room revenue. For the three months ended March 31, 2010, the eight same-store properties experienced a 3.7% increase in room revenue through a combination of a 7.2% decrease in ADR and an 11.7% increase in occupancy as compared to the same period in 2009. Increases in room revenue at our properties in Savannah, Georgia; Philadelphia, Pennsylvania; Jeffersonville, Indiana; and Hampton, Virginia were offset by decreases in room revenue at our other properties, which have been adversely affected by the weakened economy.

Food and beverage revenues increased approximately $0.4 million or 10.2% to approximately $4.3 million for the three months ended March 31, 2010 compared to food and beverage revenues of approximately $3.9 million for the three months ended March 31, 2009. Incremental food and beverage revenues from our property in Tampa, Florida, which was not open for a portion of the three months ended March 31, 2009, accounted for most of the increase in food and beverage revenue.

Revenue from other operating departments for the three months ended March 31, 2010 remained at the same level of revenue from other operating departments for the three months ended March 31, 2009, or approximately $1.1 million.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $14.0 million, an increase of approximately $1.1 million or 8.3% for the three months ended March 31, 2010 compared to total hotel operating expenses of approximately $12.9 million for the three months ended March 31, 2009. Incremental hotel operating expenses from our property in Tampa, Florida, which was not open for a portion of the three months ended March 31, 2009, accounted for approximately $0.8 million of the increase. Hotel operating expenses at our same-store properties increased approximately $0.3 million, or 2.4%.

Rooms expense for the three months ended March 31, 2010 increased approximately $0.6 million or 20.3% to approximately $3.6 million compared to rooms expense of approximately $3.0 million for the three months ended March 31, 2009. Incremental rooms expense from our property in Tampa, Florida, which was not open for a portion of the three months ended March 31, 2009, accounted for approximately $0.4 million of the increase. Rooms expense at our same-store properties increased approximately $0.2 million, or 6.8%, due mostly to an 11.7% increase in occupancy.

Food and beverage expenses for the three months ended March 31, 2010 increased approximately $0.3 million to approximately $3.0 million or 11.1% compared to food and beverage expenses of approximately $2.7 million for the three months ended March 31, 2009. Incremental food and beverage expense from our property in Tampa, Florida, which was not open for a portion of the three months ended March 31, 2009, accounted for approximately $0.2 million of the increase. Rooms expense at our same-store properties increased approximately $0.1 million, or 3.1%.

Indirect expenses at our properties for the three months ended March 31, 2010 increased approximately $0.3 million or 3.5% to approximately $7.2 million compared to indirect expenses of approximately $6.9 million for the three months ended March 31, 2009. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Incremental indirect expense from our property in Tampa, Florida, which was not open for a portion of the three months ended March 31, 2009, accounted for most of the increase.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2010 increased approximately $0.2 million or 11.6% to approximately $2.1 million compared to depreciation and amortization expense of approximately $1.9 million for the three months ended March 31, 2009. The increase in depreciation and amortization was primarily attributable to the renovations placed in service in March 2009 with the opening of the Crowne Plaza Tampa Westshore.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2010 increased approximately $0.2 million to approximately $1.1 million or 17.6% compared to corporate general and administrative expense of approximately $0.9 million for the three months ended March 31, 2009 due mostly to higher personnel costs.

Interest Expense. Interest expense for the three months ended March 31, 2010 increased approximately $0.3 million or 15.5% to approximately $2.3 million compared to interest expense of approximately $2.0 million (net of capitalized interest of approximately $0.3 million) for the three months ended March 31, 2009. Most of the increase in interest expense relates to the interest on the portion of the borrowings related to the acquisition and renovation of the Crowne Plaza Tampa Westshore, which ceased being capitalized upon the opening of the property in March 2009.

Equity in Joint Venture. Equity in joint venture for the three months ended March 31, 2010 represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the three months ended March 31, 2010, the hotel reported occupancy of 89.1%, ADR of $159.49 and RevPAR of $142.14. This compares with results reported by the hotel for the three months ended March 31, 2009 of occupancy of 72.8%, ADR of $156.48 and RevPAR of $113.95.

Income Taxes. The income tax benefit for the three months ended March 31, 2010 decreased approximately $0.7 million or 78.5% to approximately $0.2 million compared to an income tax benefit for the three months ended March 31, 2009 of $0.9 million. The income tax benefit is primarily derived from the operations of our TRS Lessee. The net operating loss of our TRS Lessee for the three months ended March 31, 2010 was less than the net operating loss for the three months ended March 31, 2009.

Net Loss. The net loss for the Company for the three months ended March 31, 2010 increased approximately $0.2 million or 26.0% to approximately $0.8 million as compared to the net loss of approximately $0.6 million for the three months ended March 31, 2009 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months ended March 31, 2010 and 2009 (unaudited):

	Three Months Ended March 31, 2010	Three Months Eded March 31, 2009
Net loss	$(1,094,035)	$(951,620)
Add depreciation and amortization	2,131,484	1,910,598
Add equity in depreciation of joint venture	136,111	136,178

FFO	$1,173,761	$1,095,156

Weighted average shares outstanding	9,175,652	6,957,915
Weighted average units outstanding	3,696,699	3,737,607

Weighted average shares and units	12,872,351	10,695,522

FFO per share and unit	$0.09	$0.10

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow used in operating activities for the three months ended March 31, 2010 was approximately $0.1 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, debt service and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $0.4 million was spent during the three months ended March 31, 2010 on capital improvements and the replacement of furniture, fixtures and equipment.

Financing Activities. During the three months ended March 31, 2010, we paid approximately $0.3 million to reduce the balance on our credit facility due to a decline in the value of the collateral pool securing the facility.

Capital Expenditures

Since mid-2004, we have completed product improvement plans (“PIPs”) in connection with the licensing or re-licensing at eight of our nine properties. With the exception of a product improvement plan in connection with the re-licensing of the Holiday Inn Brownstone, whose franchise license expires in December 2011, we anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures at 4.0% of gross revenue. However, in light of the current slowdown of the economy and in the interest of preserving capital, we aim to restrict capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to a product improvement plan should total 1.5% to 2.0% of gross revenues during the next 12 to 24 months.

During the next 12 months, we expect capital expenditures, other than costs that we incur to make capital improvements required by our franchisors, will be funded by our replacement reserve accounts. With respect to four of our hotels, the reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures. We deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside and the Crowne Plaza Hampton Marina and 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront. Beginning in June 2010, we will deposit an amount equal to 3.0% of room revenues for our remaining properties. We intend to maintain overall capital expenditures at 4.0% of gross revenue.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of approximately $3.4 million, of which approximately $1.0 million was in restricted reserve accounts and real estate tax escrows. As of March 31, 2010, our revolving credit facility, under which we may borrow up to $80.0 million, had an outstanding balance of approximately $75.2 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, as well as scheduled payments of principal and interest.

Our ability to maintain existing levels of debt on our credit facility is dependent on our ability to comply with the loan-to-value requirements of our credit agreement as well as various financial covenants. The loan-to-value requirements of our credit agreement as well as the leverage covenants contemplate valuations of our encumbered properties based on varied methodologies. Established properties that have not undergone renovation are valued at a multiple of their net operating income, as defined by our credit agreement. For encumbered properties that have undergone renovation, especially those for which we are employing a “deep-turn” strategy, the value of such properties is fixed during the construction and “ramp-up” phases, after which time such properties will be valued in a similar manner to other established properties. The ramp-up phase for our three recently renovated properties ended in April 2010. Also, beginning in April 2010, the maximum amount that we can borrow under the credit facility was reduced from 70.0% of the value of the encumbered properties to 65.0%. Other financial covenants relate to minimum levels of cash flow that ensure our ability to pay the interest due under the credit facility, minimum levels of expenditures to maintain the quality of the encumbered assets, existence of a hedge against rising interest rates on a substantial portion of the facility, as well as minimum levels of net worth. In addition, our credit agreement imposes limitations on our ability to incur additional debt.

Our recently renovated properties did not realize sufficient operating performance to allow the properties in our collateral pool to meet the loan-to-value requirements after March 2010, and without an amendment to our credit agreement we will be required to reduce the outstanding balance of the facility by making a payment ranging between $25.5 million and $26.5 million during the second quarter 2010. We will need to raise additional capital if such a payment is required. We are currently considering a number of alternatives to address this issue and are in discussions with the lenders under our credit facility with respect to a potential amendment to the facility which would not oblige the Company to immediately reduce its borrowings under the facility. We have recently agreed with our lenders to an extension of the time period for submitting the monthly borrowing base report regarding the value of the hotels in our borrowing base in light of the advanced stage of discussions regarding a potential amendment to the facility. In addition to a potential amendment to our credit agreement, we are evaluating potential sources of additional capital. Sources of additional capital to fund any required reductions in the amount outstanding on the credit facility may include a combination of some or all of the following:

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

We are uncertain whether, when and under what terms such sources of capital will be available to us.

Should the current economic slowdown and weakness in the lodging industry intensify and further reduce our operating cash flows and financial performance or weaken our financial condition below the levels necessary to comply with the loan-to-value requirements or the financial covenants in our credit agreement, we may be required to make additional payments beyond those described above on all or a portion of the outstanding debt. Any such payment will require us to obtain additional capital, which may not be available to us on favorable terms, if at all.

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

We believe that as the economy begins to recover, there will be numerous opportunities to acquire properties at attractive prices. However, with the constraints of the covenants in our credit agreement, we have limited, if any, ability to incur additional debt in order to take advantage of such opportunities. Given the potential for attractive acquisitions emerging from the current economic downturn, we intend to pursue additional equity financing in the future to enable us to take advantage of such opportunities. However, should additional equity financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, amounts outstanding under our secured credit facility, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of those sources as well as the following:

•	The issuance by the operating partnership of the Company and/or their subsidiary entities of secured and unsecured debt securities to the extent permitted by our credit agreement; or

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties.

Dividend Policy

In December 2008, in the interest of capital preservation within the current economic environment, and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2009, we amended our dividend policy. In May 2009, we entered into a fourth amendment to our credit agreement which imposes additional restrictions on the timing of the payment and the amount of cash dividends but permits us to pay in the fourth quarter of a given fiscal year, or in the following quarter, that amount of cash dividends necessary to maintain our REIT status with respect to such year, provided that certain conditions are met before additional distributions can be made. We expect this will result in a reduction in the current level of dividend payments compared to the level of dividend payments we have made in recent years.

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

The acquisition of the property was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage, which had an original two-year term maturing on August 1, 2009, was restructured on June 13, 2008 so that the first $35.6 million bears interest at a rate of LIBOR plus additional interest of 0.98%. The remaining $22.0 million bears a rate of LIBOR plus additional interest of 3.50%. Upon the restructure, a fourth entity, in which we own a 25.0% indirect non-controlling interest, purchased the $22.0 million junior participation for $19.0 million. The loan has been extended for one year and, subject to certain conditions, can be extended for two additional one-year periods. The JV Owner executed an interest rate cap agreement capping LIBOR at 6.25%, effectively limiting the interest rate on the mortgage to 8.19% through the current extended maturity date. Monthly interest-only payments are due throughout the term. The Crowne Plaza Hollywood Beach Resort secures the mortgage. We have provided limited guarantees to the lender with respect to this mortgage. The joint venture partners intend to seek an extension of the loan, and may, in connection therewith, modify certain of its terms.

Carlyle owns a 75.0% controlling interest in the JV Owner, the Joint Venture Lessee, the entity with the purchase option and the entity that holds the junior participation. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach without our consent. We account for our non-controlling 25.0% interest in all of these entities under the equity method of accounting.

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

Seasonality

The operations of the properties have historically been seasonal. The months of March and April are traditionally strong, as is October. The periods from mid-November through mid-February are traditionally slow with the exception of the Crowne Plaza Jacksonville Hotel and the Crowne Plaza Tampa Westshore. The remaining months are generally good, but can be impacted by bad weather and can vary significantly.

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

There were no charges for impairment recorded for the three months ended March 31, 2010 or 2009.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2010. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Our credit agreement required us to hedge at least one-half of the maximum borrowing amount with an interest-rate swap, which we purchased on August 8, 2006 on a notional amount of $30.0 million. As of March 31 2010, a derivative with a fair value of approximately $0.2 million was included in accounts payable and other accrued liabilities. We expect that before the end of May 2010, we will be required by our lender to execute another interest-rate swap or other interest-rate hedge contract for the remainder of the term of the credit agreement. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes.

As of March 31, 2010, we had approximately $63.6 million of fixed-rate debt and approximately $88.8 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina as well as the loan from the Carlyle Affiliate Lender and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $88.8 million, the balance at March 31, 2010, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $588,000.

As of December 31, 2009, we had approximately $63.7 million of fixed-rate debt and approximately $89.1 million of variable-rate debt. The weighted average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the revolving credit facility and the $30.0 million notional amount of the interest-rate swap executed August 8, 2006, as well as the balance of the mortgage on the Crowne Plaza Hampton Marina – to the extent that 30-day LIBOR exceeds 2.00% – as well as the loan from the Carlyle entity that is the other member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort. Assuming that the amount outstanding under our credit facility remains at approximately $75.5 million, the balance at December 31, 2009, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be approximately $501,000.

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

As of March 31, 2010, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 22, 2010, Supreme Corp, a holder of units in the Operating Partnership, redeemed 368,168 units for an equivalent number of shares of the Company’s common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.2A	Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(3)

10.3A	Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(3)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873).
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: May 14, 2010	By:	/S/ ANDREW M. SIMS
Andrew M. Sims
President, Chief Executive Officer and Chairman of the Board

	By:	/S/ WILLIAM J. ZAISER
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.2A	Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(3)

10.3A	Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(3)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873).
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010.