Form 10-Q
period 2010-06-30
MHI Hospitality CORP
filed 2010-08-10
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 10, 2010, there were 9,541,286 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investment in hotel properties, net	$185,461,695	$188,587,507
Investment in joint venture	9,770,855	9,685,844
Cash and cash equivalents	4,948,114	3,490,487
Restricted cash	1,586,561	701,730
Accounts receivable	2,527,255	1,625,161
Accounts receivable-affiliate	45,354	32,444
Prepaid expenses, inventory and other assets	2,247,091	2,046,082
Notes receivable, net	100,000	100,000
Shell Island lease purchase, net	1,261,029	1,441,176
Deferred income taxes	4,598,312	4,920,973
Deferred financing costs, net	1,377,432	1,328,351

TOTAL ASSETS	$213,923,698	$213,959,755

LIABILITIES
Line of credit	$75,197,858	$75,522,858
Mortgage loans	72,534,720	72,738,250
Loans payable	4,561,005	4,613,163
Accounts payable and other accrued liabilities	7,586,461	6,696,605
Advance deposits	727,112	547,653

TOTAL LIABILITIES	160,607,156	160,118,529

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,541,286 shares and 9,096,943 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	95,413	90,969
Additional paid in capital	55,625,975	52,543,562
Distributions in excess of retained earnings	(14,978,513)	(14,454,238)

Total MHI Hospitality Corporation stockholders’ equity	40,742,875	38,180,293
Noncontrolling interest	12,573,667	15,660,933

TOTAL EQUITY	53,316,542	53,841,226

TOTAL LIABILITIES AND EQUITY	$213,923,698	$213,959,755

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
REVENUE
Rooms department	$14,953,693	$14,173,691	$27,048,091	$24,622,781
Food and beverage department	5,430,191	5,156,464	9,737,983	9,063,282
Other operating departments	1,125,638	1,202,364	2,239,039	2,345,646

Total revenue	21,509,522	20,532,519	39,025,113	36,031,709
EXPENSES
Hotel operating expenses
Rooms department	3,929,587	3,665,264	7,522,967	6,732,438
Food and beverage department	3,509,070	3,313,253	6,529,437	6,032,642
Other operating departments	170,906	195,452	343,838	374,337
Indirect	7,662,968	7,454,902	14,839,936	14,386,976

Total hotel operating expenses	15,272,531	14,628,871	29,236,178	27,526,393
Depreciation and amortization	2,126,133	2,085,460	4,257,617	3,996,058
Corporate general and administrative	904,206	853,807	1,961,810	1,753,104

Total operating expenses	18,302,870	17,568,138	35,455,605	33,275,555

OPERATING INCOME (LOSS)	3,206,652	2,964,381	3,569,508	2,756,154
Other income (expense)
Interest expense	(2,466,124)	(2,583,849)	(4,777,074)	(4,584,707)
Interest income	5,275	14,342	10,936	27,828
Equity income (loss) in joint venture	(82,208)	(123,141)	189,326	(12,024)
Unrealized gain on hedging activities	263,448	300,673	647,394	537,257
Gain on disposal of assets	—	8,870	—	8,870

Income (Loss), before tax	927,043	581,276	(359,910)	(1,266,622)
Income tax benefit (provision)	(555,318)	(371,423)	(362,400)	524,855

Net income (loss)	371,725	209,853	(722,310)	(741,767)
Add: Net (income) loss attributable to the noncontrolling interest	(116,158)	(73,412)	198,035	259,137

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$255,567	$136,441	$(524,275)	$(482,630)

Net income (loss) per share
Basic	$0.03	$0.02	$(0.06)	$(0.07)
Diluted	$0.03	$0.02	$(0.06)	$(0.07)
Weighted average number of shares outstanding
Basic	9,525,824	6,964,263	9,351,705	6,961,106
Diluted	9,541,824	6,990,263	9,367,705	6,987,106

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2009	9,096,943	$90,969	$52,543,562	$(14,454,238)	$15,660,933	$53,841,226
Issuance of restricted common stock awards	76,175	762	139,864	—	—	140,626
Amortization of deferred stock grants	—	—	57,000	—	—	57,000
Conversion of units in operating partnership to common stock	368,168	3,682	2,885,549	—	(2,889,231)	—
Net loss	—	—	—	(524,275)	(198,035)	(722,310)

Balances at June 30, 2010	9,541,286	$95,413	$55,625,975	$(14,978,513)	$12,573,667	$53,316,542

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30, 2010	Six months ended June 30, 2009
Cash flows from operating activities:
Net loss	$(722,310)	$(741,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,257,617	3,996,058
Equity in joint venture	(189,326)	12,024
Unrealized gain on hedging activities	(647,394)	(537,257)
Gain on disposal of assets	—	(8,870)
Amortization of deferred financing costs	443,515	349,877
Charges related to equity-based compensation	197,626	77,510
Changes in assets and liabilities:
Restricted cash	(323,196)	242,406
Accounts receivable	(902,094)	(1,339,501)
Inventory, prepaid expenses and other assets	(243,285)	(589,816)
Deferred income taxes	322,661	(612,863)
Accounts payable and other accrued liabilities	1,537,249	(1,090,804)
Advance deposits	179,458	101,571
Due from affiliates	(12,910)	(5,338)

Net cash provided by (used in) operating activities	3,897,611	(146,770)

Cash flows from investing activities:
Improvements and additions to hotel properties	(909,382)	(7,318,078)
Distributions from joint venture	104,315	213,352
Funding of restricted cash reserves	(734,653)	(361,499)
Proceeds of restricted cash reserves	173,018	1,826,200

Net cash used in investing activities	(1,366,702)	(5,640,025)

Cash flows from financing activities:
Dividends and distributions paid	—	(214,037)
Proceeds of mortgage refinancing	—	743,832
Proceeds of credit facility	—	6,300,000
Payments on credit facility	(325,000)	—
Payment of deferred financing costs	(492,595)	(763,985)
Proceeds of loans	—	4,750,000
Payment of mortgages and loans	(255,687)	(148,680)

Net cash provided by (used in) financing activities	(1,073,282)	10,667,130

Net increase (decrease) in cash and cash equivalents	1,457,627	4,880,335
Cash and cash equivalents at the beginning of the period	3,490,487	1,719,147

Cash and cash equivalents at the end of the period	$4,948,114	$6,599,482

Supplemental disclosures:
Cash paid during the period for interest	$4,414,468	$4,502,288

Cash paid during the period for income taxes	$23,296	$104,245

The accompanying notes are an integral part of these financial statements

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own and manage a portfolio of primarily full-service upper-upscale and upscale hotels located in primary and secondary markets in the mid-Atlantic and Southern United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at June 30, 2010, was approximately 73.9% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”) to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On May 18, 2009, the Company entered into a fourth amendment to its credit agreement modifying the minimum tangible net worth covenant and waiving compliance with respect to such covenant for the quarter ended June 30, 2009. Subject to certain conditions, the fourth amendment permitted the Company to pay in any fiscal year a dividend in an amount minimally necessary to maintain the Company’s REIT status, provided that no dividend may generally be paid during the first three quarters of such fiscal year. Notwithstanding this limitation, the Company was permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, the Company will be able to declare and pay additional cash dividends in any fiscal year during the term of the credit agreement.

On December 1, 2009, the Company issued 2,132,680 shares of common stock at $1.60 per share pursuant to a rights offering. The Company received gross proceeds of approximately $3.4 million, the proceeds of which, after payment of fees and expenses associated with the offering, were used for additional working capital.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

On June 4, 2010, the Company entered into a fifth amendment to its credit agreement to address the sufficiency of the borrowing base. The amendment revises the methodology used to value the Company’s existing hotel properties in the borrowing base and modifies certain other aspects of the credit agreement, as amended, including fixing the interest rate spread for the variable LIBOR-based interest rate at 4.00% and a minimum LIBOR of 0.75%. The amendment converts the facility to non-revolving, eliminates the Company’s ability to re-borrow principal paid in the future and establishes minimum repayments equal to 50% of excess cash flow, as defined in the agreement, payable quarterly. Pursuant to the amendment, the Company is required to fund reserves for insurance and real estate taxes as well as a reserve for the replacement of furniture, fixtures and equipment equal to 3.0% of gross room revenues. The amendment also modifies the fixed charge covenant, eliminates the leverage covenant, places limits on capital expenditures and requires prepayments from a portion of the proceeds of future equity offerings of up to $21.7 million. In the event that the Company makes prepayments totaling $21.7 million, the excess cash flow prepayment requirement will terminate. The amendment allows the Company to pay additional dividends in any fiscal quarter, subject to the existing cap of 90% of the prior year’s funds from operations (“FFO”) provided certain liquidity thresholds and other conditions are met. The amendment provides for a contingent extension of the maturity date for one year to May 2012, provided that certain valuation and other criteria are met, including payment of an extension fee and an extension or refinancing of the Jacksonville mortgage.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of and for the three months and six months ended June 30, 2010 and 2009. All significant inter-company balances and transactions have been eliminated.

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

Properties Under Development – Investments in hotel property that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. In March 2009, the property under development in Tampa, Florida re-opened as the Crowne Plaza Tampa Westshore. As of June 30, 2010 and December 31, 2009, there were no properties under development.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for each of the three months and six months ended June 30, 2010 totaled $0, while capitalized interest for the three months and six months ended June 30, 2009 totaled $0 and $270,555, respectively.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s various mortgage agreements and line of credit. During the renovation of the property in Hampton, Virginia, TowneBank required the Company to maintain an operating reserve which was returned to the Company in February 2009, upon completion of the renovations.

Inventories – Inventories which consist primarily of food and beverage are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of June 30, 2010 and December 31, 2009 were $287,477 and $311,852, respectively. Amortization expense for the three months and six months ended June 30, 2010 totaled $12,187 and $24,375, respectively, and totaled $9,966 and $18,644, respectively, for the three months and six months ended June 30, 2009.

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest-rate movements. To accomplish this objective, the Company primarily uses an interest-rate swap as part of its interest-rate risk management strategy. The interest-rate swap is required under its credit agreement and acts as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying $30.0 million principal amount. During the three months and six months ended June 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with the credit facility. The Company does not enter into derivative instruments for speculative trading purposes.

At June 30, 2010 and December 31, 2009, the interest-rate swap agreement had an estimated fair value of $(125,724) and $(651,600), respectively, and is included in accounts payable and other accrued liabilities.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 186,438 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 94,438 restricted shares issued to certain executives and employees, and 32,000 restricted shares issued to its directors. The 60,000 shares granted under the deferred stock award to the Company’s Chief Operating Officer vest over five years. Of the 60,000 shares granted to the Company’s Chief Operating Officer, only 30,000 shares have vested; another 14,000 shares were issued January 14, 2008, but do not vest until January 1, 2011. Of the 73,438 restricted shares issued to certain of the Company’s executives and employees, all have vested except (i) 15,000 shares issued to the Chief Executive Officer upon renewal of his employment contract which will vest on January 1, 2011 and (ii) 21,000 shares issued to the Vice President and General Counsel upon execution of his employment contract which will vest in equal amounts of 7,000 shares on each anniversary of the effective date of his employment agreement over a three-year period. Regarding the restricted shares awarded to the Company’s directors, the shares vest at the end of the year of service for which the shares are awarded.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2010, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Compensation cost recognized under the Plan for the three months and six months ended June 30, 2010 totaled $43,492 and $85,919, respectively, and totaled $30,600 and $61,200, respectively, for the three and six months ended June 30, 2009.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the six months ended June 30, 2010.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Land and land improvements	$19,205	$19,142
Buildings and improvements	174,755	173,387
Furniture, fixtures and equipment	31,044	31,566

	225,004	224,095
Less: accumulated depreciation	(39,542)	(35,507)

	$185,462	$188,588

5. Debt

Credit Facility. As of June 30, 2010, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T.

On August 1, 2007, the Company entered into an amendment to its credit agreement modifying certain provisions of the agreement as well as reducing the rate of interest on the credit facility by 0.375% and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. On February 19, 2009, the Company entered into a third amendment to its credit agreement modifying certain provisions of the agreement as well as increasing the rate of interest on the credit facility by 1.125%. On June 4, 2010, the Company entered into a fifth amendment to its credit agreement modifying certain provisions of the agreement including an increase in the rate of interest to LIBOR plus additional interest of 4.00%; a LIBOR floor of 0.75%; a conversion to a non-revolving facility; a provision for mandatory quarterly pre-payments based on excess cash flow, as defined in the amendment, as well as a mandatory prepayment if the Company raises equity within certain parameters; and provides an option to extend the maturity for one year if certain conditions are met. The Company had borrowings under the credit facility of approximately $75.2 million and $75.5 million at June 30, 2010 and December 31, 2009, respectively.

The credit facility matures during May 2011 and bore interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125% prior to February 19, 2009 and additional interest ranging from 2.75% to 3.25% from February 19, 2009 through June 4, 2010 after which the facility bore interest at a floating rate of LIBOR plus additional interest of 4.00%, subject to a LIBOR floor of 0.75%. On June 30, 2010, LIBOR was 0.348%. Prior to June 4, 2010, the Company was required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company is required to maintain an interest rate swap in order to hedge against interest rate risk.

The credit facility is secured by the Holiday Inn Brownstone in Raleigh North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside, the Holiday Inn Laurel and the Crowne Plaza Tampa Westshore as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At June 30, 2010, the five properties had a net carrying value of approximately $104.1 million. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. The Company was in compliance with all required covenants as of June 30, 2010.

Mortgage Debt. As of June 30, 2010, the Company had approximately $72.6 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on its hotels.

Property	Balance Outstanding as of		Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
	June 30, 2010	December 31, 2009
Crowne Plaza Hampton Marina	$9,000,000	$9,000,000	N	06/2011	(1)	Interest Only		LIBOR plus 2.75	%(2)
Crowne Plaza Jacksonville Riverfront	18,000,000	18,000,000	(3)	07/2011	(4)	Interest Only		8.00%
Hilton Savannah DeSoto	23,000,000	23,000,000	(5)	08/2017		25 years	(6)	6.06%
Hilton Wilmington Riverside	22,534,720	22,738,250	(5)	03/2017		25 years	(7)	6.21%

Total	$72,534,720	$72,738,250

(1)	The notes may each be extended for one 12-month period, subject to certain terms and conditions.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(2)	The note bears a minimum interest rate of 4.75%.
(3)	The note could not be prepaid prior to July 2009. A prepayment may be made currently without penalty.
(4)	The maturity date was extended in June 2010 for one 12-month period.
(5)	The notes may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.
(6)	The note provides for payments of interest only until July 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(7)	The note provides for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.

Total mortgage debt maturities as of June 30, 2010 without respect to any loan extensions for the following twelve-month periods were as follows:

June 30, 2011	$797,463
June 30, 2012	27,882,588
June 30, 2013	938,304
June 30, 2014	997,537
June 30, 2015	1,060,510
Thereafter	40,858,318

Total future maturities	$72,534,720

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal payments equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in August 2011, but can be extended for up to one additional 12-month period. The outstanding balance on the loan at June 30, 2010 and December 31, 2009 was $4,561,005 and $4,613,163, respectively.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months and six months ended June 30, 2010 totaled $14,892 and $30,279, respectively, and totaled $15,163 and $35,646, for the three months and six months ended June 30, 2009, respectively, for this operating lease.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for each of the three months and six months ended June 30, 2010 totaled $23,871 and $47,741, respectively, and $23,871 and $47,741 for the three months and six months ended June 30, 2009, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense totaled $38,800 and $97,500 for the three months and six months ended June 30, 2010, respectively, and totaled $55,466 and $97,500 for the three months and six months ended June 30, 2009, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Rent expense totaled $8,400 and $16,800 for the three months and six months ended June 30, 2010, respectively, and totaled $8,400 and $16,800 for the three months and six months ended June 30, 2009, respectively.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432 and may be renewed for an additional five years. Rent expense for the three months and six months ended June 30, 2010 was $608 and $1,216, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense totaled $1,240 and $2,480 for the three months and six months ended June 30, 2010, respectively, and totaled $1,240 and $2,480 for the three months and six months ended June 30, 2009, respectively.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Prior to September 1, 2009, the Company leased 1,842 feet of commercial office space under a separate lease that expired August 31, 2009. Rent expense totaled $13,750 and $27,500 for the three months and six months ended June 30, 2010, respectively, and totaled $11,028 and $22,056 for the three months and six months ended June 30, 2009, respectively.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the three months and six months ended June 30, 2010 was $11,013 and $22,026, respectively.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

June 30, 2011	$556,744
June 30, 2012	526,967
June 30, 2013	468,822
June 30, 2014	362,798
June 30, 2015	210,507
Thereafter	195,436

Total future minimum lease payments	$2,321,274

Management Agreements – Each of the operating hotels that the Company owned at June 30, 2010, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 8).

Franchise Agreements – As of June 30, 2010, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between December 2011 and April 2023.

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

Pursuant to the terms of the fifth amendment to the credit agreement, the Company is required to escrow with its lender an amount sufficient to pay the real estate taxes as well as property and liability insurance for the encumbered properties when due. In addition, the Company is required to make monthly contributions equal to 3.0% of room revenues into a property improvement fund.

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

On June 7, 2010, the Company issued 21,000 shares of restricted stock to its Vice President and General Counsel in accordance with the terms of his employment contract.

On March 22, 2010, one holder of units in the Operating Partnership redeemed 368,168 units for an equivalent number of shares of the Company’s common stock.

During February 2010, the Company issued 18,175 shares of non-restricted stock to certain executives and 12,000 shares of restricted stock to its independent directors.

In addition, on January 1, 2010, the Company issued 15,000 shares of non-restricted stock to its Chief Executive Officer in accordance with the terms of his renewed employment contract.

On January 1, 2010, the Company issued 10,000 shares of non-restricted stock to its Chief Operating Officer in accordance with the terms of his employment contract, as amended.

On December 1, 2009, the Company issued 2,132,680 shares of common stock at $1.60 per share pursuant to a rights offering. The Company received gross proceeds of approximately $3.4 million, the proceeds of which, after payment of fees and expenses associated with the offering, were used for additional working capital.

On February 9, 2009, the Company issued 8,650 shares of non-restricted stock to certain executives and 6,000 shares of restricted stock to its independent directors.

On January 1, 2009, the Company issued 10,000 shares of non-restricted stock to its Chief Operating Officer in accordance with the terms of his employment contract, as amended. Previously, on January 1, 2008, the Company issued 14,000 shares of restricted stock to its Chief Operating Officer in accordance with the terms of his employment contract, as amended.

As of June 30, 2010 and December 31, 2009, the Company had 9,541,286 and 9,096,943 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of June 30, 2010, there were no shares of preferred stock outstanding.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of June 30, 2010, the total number of Operating Partnership units outstanding was 3,369,439, with a fair market value of approximately $8.3 million based on the price per share of the common stock on that date.

8. Related Party Transactions

As of June 30, 2010, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and two members of its Board of Directors) owned approximately 7.2% of the Company’s outstanding common stock and 2,218,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At June 30, 2010 and December 31, 2009, the Company was due $45,354 and $32,444, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for each of the three months and six months ended June 30, 2010 and 2009 was $160,000 and $320,000, respectively.

Sublease of Office Space – The Company subleased office space in Greenbelt, Maryland from MHI Hotels Services until December 2009. Rent expense totaled $10,050 and $20,100 for the three months and six months ended June 30, 2009, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company owned at June 30, 2010, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Management fees earned by MHI Hotels Services totaled $548,655 and $992,159 for the three months and six months ended June 30, 2010, respectively, and $479,738 and $921,114 for the three months and six months ended June 30, 2009, respectively. In addition, estimated incentive management fees of $(10,180) and $6,095 were accrued for the three months and six months ended June 30, 2010, respectively. No estimated incentive management fees were accrued for the three months and six months ended June 30, 2009.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $484,473 and $976,160 for the three months and six months ended June 30, 2010, respectively, and $460,153 and $919,214 for the three months and six months ended June 30, 2009, respectively.

Construction Management Services—The Company has engaged MHI Hotels Services to manage certain aspects of the renovations at the Crowne Plaza Tampa Westshore and the Holiday Inn Brownstone. The Company paid construction management fees of $25,067 and $75,067 for the three months and six months ended June 30, 2010, respectively, and $0 for each of the three months and six months ended June 30, 2009.

9. Retirement Plan

The Company maintains a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $20,692 and $30,681 for the three months and six months ended June 30, 2010, respectively, and $13,281 and $24,806 for the three months and six months ended June 30, 2009, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. Unconsolidated Joint Venture

The Company owns a 25% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; (iii) the entity that has an option to purchase a three-acre development site with parking garage adjacent to the hotel and which leases the parking garage for use by the hotel; and (iv) the entity that owns the junior participation in the existing mortgage. Carlyle owns a 75.0% indirect controlling interest in all these entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investment in hotel properties, net	$70,988,371	$71,963,948
Cash and cash equivalents	1,108,267	537,698
Restricted cash	3,358,947	3,330,275
Accounts receivable	174,236	326,359
Prepaid expenses, inventory and other assets	1,452,836	1,232,513

TOTAL ASSETS	$77,082,657	$77,390,793

LIABILITIES
Mortgage loans, net	$35,600,000	$35,600,000
Accounts payable and other accrued liabilities	2,162,742	2,629,521
Advance deposits	236,680	418,082

TOTAL LIABILITIES	37,999,422	38,647,603
TOTAL MEMBERS’ EQUITY	39,083,235	38,743,190

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$77,082,657	$77,390,793

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$2,388,686	$2,064,025	$6,367,126	$5,253,389
Food and beverage department	500,670	412,528	1,147,518	977,373
Other operating departments	271,634	271,139	576,640	511,955

Total revenue	3,160,990	2,747,692	8,091,284	6,742,717
Expenses
Hotel operating expenses
Rooms department	585,232	515,739	1,256,895	1,147,429
Food and beverage department	389,855	347,428	871,863	819,123
Other operating departments	169,160	129,034	346,740	223,459
Indirect	1,558,487	1,448,673	3,276,838	3,034,648

Total hotel operating expenses	2,702,734	2,440,874	5,752,336	5,224,659
Depreciation and amortization	547,831	543,677	1,094,379	1,089,687
General and administrative	58,728	79,342	136,366	114,828

Total operating expenses	3,309,293	3,063,893	6,983,081	6,429,174

Operating income (loss)	(148,303)	(316,201)	1,108,203	313,543
Interest expense	(182,216)	(178,024)	(354,703)	(366,583)
Interest income	1,687	1,581	3,805	4,866

Net income (loss)	$(328,832)	$(492,644)	$757,305	$(48,174)

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Income Taxes

The components of the income tax provision (benefit) for the three months and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	—	65	39	88

	—	65	39	88

Deferred:
Federal	476	261	290	(440)
State	79	45	33	(173)

	555	306	323	(613)

	$555	$371	$362	$(525)

A reconciliation of the statutory federal income tax expense to the Company’s income tax provision is as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$315	$198	(122)	$(431)
Effect of non-taxable REIT income	161	63	412	(9)
State income tax expense	79	110	72	(85)

	$555	$371	$362	$(525)

As of June 30, 2010 and December 31, 2009, the Company had a net deferred tax asset of approximately $4.6 million and $4.9 million, respectively, of which, approximately $4.1 million and $4.4 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. As of June 30, 2010 and December 31, 2009, approximately $0.4 million of the net deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance, and depreciation. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) attributable to the Company	$255,567	$136,441	$(524,275)	$(482,630)
Basic:
Weighted average number of common shares outstanding	9,525,824	6,964,263	9,351,705	6,961,106
Net income (loss) per share—basic	$0.03	$0.02	$(0.06)	$(0.07)
Diluted:
Dilutive awards	16,000	26,000	16,000	26,000
Diluted weighted average number common shares outstanding	9,541,824	6,990,263	9,367,705	6,987,106
Net income (loss) per share—diluted	$0.03	$0.02	$(0.06)	$(0.07)

Diluted net income per share takes into consideration the pro forma dilution of certain unvested stock awards.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-managed and self-administered REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service upper-upscale and upscale segments of the hotel industry located in primary and secondary markets in the Mid-Atlantic and Southern United States. We commenced operations in December 2004 when we completed our initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”).

Our hotel portfolio currently consists of ten full-service, upper-upscale, upscale and mid-scale hotels with 2,421 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels, totaling 2,110 rooms, are 100% owned by subsidiaries of our operating partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group and we have leasehold interests in a resort condominium facility in Wrightsville Beach, North Carolina. As of June 30, 2010, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006

	2,110

Joint Venture Property
Crowne Plaza Hollywood Beach Resort	311	Hollywood, FL	August 9, 2007

Total	2,421

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership, and we own an approximate 73.9% interest in our operating partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

To qualify as a REIT, we cannot operate hotels. Therefore, our operating partnership leases our wholly-owned hotel properties to MHI Hospitality TRS, LLC, our TRS Lessee, which then engages a hotel management company to operate the hotels under a management contract. Our TRS Lessee has engaged MHI Hotels Services, LLC to manage our hotels. Our TRS Lessee, and its parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

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

Results of Operations

The following table illustrates the actual key operating metrics for the three months and six months ended June 30, 2010 and 2009 for the properties we wholly-owned during each respective reporting period (“actual” properties). The same table also illustrates the key operating metrics for the nine wholly-owned properties and eight wholly-owned properties that were in our portfolio and open and operating during the entire three months and the entire six months ended June 30, 2009, respectively (“same-store” properties). Accordingly, the same store data does not reflect the performance of the Crowne Plaza Tampa Westshore, which opened in March 2009, for the six months ended June 30, 2009.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Actual Portfolio Metrics
Occupancy %	72.2%	66.8%	67.5%	60.7%
ADR	$107.86	$110.47	$104.99	$110.26
RevPAR	$77.88	$73.82	$70.82	$66.96
Same-Store Portfolio Metrics
Occupancy %	72.2%	66.8%	67.7%	62.9%
ADR	$107.86	$110.47	$106.59	$111.28
RevPAR	$77.88	$73.82	$72.18	$69.99

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Revenue. Total revenue for the three months ended June 30, 2010 increased approximately $1.0 million or 4.8% to approximately $21.5 million compared to total revenue of approximately $20.5 million for the three months ended June 30, 2009. Increases in revenue at our Tampa, Florida, Jeffersonville, Indiana, and Savannah, Georgia properties offset declines in revenue at our Jacksonville, Florida and Laurel, Maryland properties.

Room revenue increased approximately $0.8 million or 5.5% to approximately $15.0 million for the three months ended June 30, 2010 compared to room revenue of approximately $14.2 million for the three months ended June 30, 2009. The increase in room revenue for the three months ended June 30, 2010 resulted from a 2.4% decrease in ADR and an 8.1% increase in occupancy as compared to the same period in 2009. Increases in room revenue at our properties in Tampa, Florida, Jeffersonville, Indiana, and Savannah, Georgia offset decreases in room revenue at our property in Jacksonville, Florida, which has been adversely affected by the weakened economy.

Food and beverage revenues increased approximately $0.3 million or 5.3% to approximately $5.4 million for the three months ended June 30, 2010 compared to food and beverage revenues of approximately $5.1 million for the three months ended June 30, 2009. Increases in banqueting revenue at our properties in Tampa, Florida and Raleigh, North Carolina offset decreases in food and beverage revenue at our property in Laurel, Maryland.

Revenue from other operating departments for the three months ended June 30, 2010 decreased approximately $0.1 million or 6.4% to approximately $1.1 million compared to revenue from other operating departments of approximately $1.2 million for the three months ended June 30, 2009, mostly attributable to a higher than normal level of cancellation fee income for the three months ended June 30, 2009.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $15.3 million, an increase of approximately $0.7 million or 4.4% for the three months ended June 30, 2010 compared to total hotel operating expenses of approximately $14.6 million for the three months ended June 30, 2009. The increase in hotel operating expense was mostly attributable to an increase in operating revenue.

Rooms expense for the three months ended June 30, 2010 increased approximately $0.2 million or 7.2% to approximately $3.9 million compared to rooms expense of approximately $3.7 million for the three months ended June 30, 2009. The increase was largely attributable to an increase in occupancy of 8.1% over the three months ended June 30, 2009.

Food and beverage expenses for the three months ended June 30, 2010 increased approximately $0.2 million to approximately $3.5 million or 5.9% compared to food and beverage expenses of approximately $3.3 million for the three months ended June 30, 2009. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2010 increased approximately $0.2 million or 2.8% to approximately $7.7 million compared to indirect expenses of approximately $7.5 million for the three months ended June 30, 2009. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2010 remained constant at approximately $2.1 million compared to depreciation and amortization expense for the three months ended June 30, 2009.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2010 remained constant at approximately $0.9 million compared to corporate general and administrative expense for the three months ended June 30, 2009.

Interest Expense. Interest expense for the three months ended June 30, 2010 decreased approximately $0.1 million or 4.6% to approximately $2.5 million compared to interest expense of approximately $2.6 million for the three months ended June 30, 2009. The decrease was the combined result of a slightly lower effective interest rate and a lower average balance of debt outstanding.

Equity Loss in Joint Venture. Equity loss in joint venture for the three months ended June 30, 2010 represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the three months ended June 30, 2010, our 25.0% share of the net loss from operations of the hotel remained constant at approximately $0.1 million, as compared to the same for the three months ended June 30, 2009. For the three months ended June 30, 2010, the hotel reported occupancy of 78.5%, ADR of $107.47 and RevPAR of $84.40. This compares with results reported by the hotel for the three months ended June 30, 2009 of occupancy of 63.2%, ADR of $115.38 and RevPAR of $72.93.

Income Taxes. The income tax provision for the three months ended June 30, 2010 increased approximately $0.2 million or 49.5% to approximately $0.6 million compared to an income tax provision for the three months ended June 30, 2009 of approximately $0.4 million. The income tax provision is primarily derived from the operations of our TRS Lessee. The net operating income of our TRS Lessee for the three months ended June 30, 2010 was more than the net operating loss for the three months ended June 30, 2009.

Net Income. The net income for the Company for the three months ended June 30, 2010 increased approximately $0.2 million or 87.3% to approximately $0.3 million as compared to net income of approximately $0.1 million for the three months ended June 30, 2009 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Revenue. Total revenue for the six months ended June 30, 2010 increased approximately $3.0 million or 9.8% to approximately $39.0 million compared to total revenue of approximately $36.0 million for the six months ended June 30, 2009. Incremental revenue of approximately $2.3 million from our property in Tampa, Florida, which was not open for a portion of the six months ended June 30, 2009, accounted for most of the increase in revenue. Increases in revenue at our Jeffersonville, Indiana and Savannah, Georgia properties accounted for much of the additional increase in revenue, but were offset by declines in revenue at our Jacksonville, Florida and Laurel, Maryland properties.

Room revenue increased approximately $2.4 million or 9.8% to approximately $27.0 million for the six months ended June 30, 2010 compared to room revenue of approximately $24.6 million for the six months ended June 30, 2009. Incremental room revenue of approximately $1.7 million from our property in Tampa, Florida, which was not open for a portion of the six months ended June 30, 2009, accounted for most of the increase in revenue. For the six months ended June 30, 2010, our same-store wholly-owned properties experienced a 3.1% increase in room revenue through a combination of a 4.2% decrease in ADR and a 7.7% increase in occupancy as compared to the same period in 2009. Increases in room revenue at our properties in Jeffersonville, Indiana and Savannah, Georgia accounted for much of the additional increase in revenue, but were offset by decreases in room revenue at our property in Jacksonville, Florida, which has been adversely affected by the weakened economy.

Food and beverage revenues increased approximately $0.6 million or 7.4% to approximately $9.7 million for the six months ended June 30, 2010 compared to food and beverage revenues of approximately $9.1 million for the six months ended June 30, 2009. Incremental food and beverage revenue of approximately $0.6 million from our property in Tampa, Florida, which was not open for a portion of the six months ended June 30, 2009, accounted for most of the increase in food and beverage revenue. Increases in banqueting revenue at our properties in Savannah, Georgia and Raleigh, North Carolina offset decreases in food and beverage revenue at our properties in Jacksonville, Florida and Laurel, Maryland.

Revenue from other operating departments for the six months ended June 30, 2010 decreased approximately $0.1 million or 2.7% to approximately $2.2 million compared to revenue from other operating departments of approximately $2.3 million for the six months ended June 30, 2009, mostly attributable to a higher than normal level of cancellation fee income for the six months ended June 30, 2010.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $29.2 million, an increase of approximately $1.7 million or 6.2% for the six months ended June 30, 2010 compared to total hotel operating expenses of approximately $27.5 million for the six months ended June 30, 2009.

Rooms expense for the six months ended June 30, 2010 increased approximately $0.8 million or 11.7% to approximately $7.5 million compared to rooms expense of approximately $6.7 million for the six months ended June 30, 2009. Incremental rooms expense of approximately $0.4 million from our property in Tampa, Florida, which was not open for a portion of the six months ended June 30, 2009, accounted for a portion of the increase in rooms expense. The remainder of the increase was largely attributable to a 7.7% increase in occupancy at our same-store wholly-owned properties for the six months ended June 30, 2010.

Food and beverage expenses for the six months ended June 30, 2010 increased approximately $0.5 million to approximately $6.5 million or 9.1% compared to food and beverage expenses of approximately $6.0 million for the six months ended June 30, 2009. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2010 increased approximately $0.4 million or 3.1% to approximately $14.8 million compared to indirect expenses of approximately $14.4 million for the six months ended June 30, 2009. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2010 increased approximately $0.3 million or 6.5% to approximately $4.3 million compared to depreciation and amortization expense of approximately $4.0 million for the six months ended June 30, 2009. The increase in depreciation and amortization was primarily attributable to the renovations placed in service in March 2009 with the opening of the Crowne Plaza Tampa Westshore.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2010 increased approximately $0.2 million or 11.9% to approximately $2.0 million compared to corporate general and administrative expense of approximately $1.8 million for the six months ended June 30, 2009, due mostly to higher personnel costs.

Interest Expense. Interest expense for the six months ended June 30, 2010 increased approximately $0.2 million or 4.2% to approximately $4.8 million compared to interest expense of approximately $4.6 million (net of capitalized interest of approximately $0.3 million) for the six months ended June 30, 2009. Increased interest expense related to the portion of the borrowings used to fund the acquisition and renovation of the Crowne Plaza Tampa Westshore, which ceased being capitalized upon the opening of the property in March 2009, was offset by decreases arising from a lower effective interest rate.

Equity in Joint Venture. Equity in joint venture for the six months ended June 30, 2010 represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the six months ended June 30, 2010, we recognized equity income of approximately $0.2 million representing our 25.0% share of the net income from operations of the hotel as compared to an equity loss of less than $0.01 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, the hotel reported occupancy of 83.8%, ADR of $134.98 and RevPAR of $113.11. This compares with results reported by the hotel for the six months ended June 30, 2009 of occupancy of 68.0%, ADR of $137.27 and RevPAR of $93.33.

Income Taxes. We recorded an income tax provision for the six months ended June 30, 2010 of approximately $0.4 million compared to an income tax benefit for the six months ended June 30, 2009 of approximately $0.5 million. The income tax provision or benefit is primarily derived from the operations of our TRS Lessee. Our TRS Lessee recognized operating income for the six months ended June 30, 2010 as compared to a net operating loss for the six months ended June 30, 2009.

Net Loss. The net loss for the Company for the six months ended June 30, 2010 remained constant at approximately $0.5 million as compared to the net loss for the six months ended June 30, 2009 as a result of the operating results discussed above.

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

Management believes that the use of FFO, combined with the required GAAP presentations, has improved the understanding of the operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted net income for reviewing comparative operating and financial performance. Management believes FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs.

The following table reconciles net income to FFO for the three months and six months ended June 30, 2010 and 2009 (unaudited):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net income (loss) attributable to the Company	$255,567	$136,441	$(524,275)	$(482,630)
Noncontrolling interest	116,158	73,412	(198,035)	(259,137)
Add depreciation and amortization	2,126,133	2,085,460	4,257,617	3,996,058
Add equity in depreciation of joint venture	136,654	135,702	272,965	271,879
Add/(Subtract) loss/(gain) on disposal of assets	—	(8,870)	—	(8,870)

FFO	$2,634,512	$2,422,145	$3,808,272	$3,517,300

Weighted average shares outstanding	9,525,824	6,964,263	9,351,705	6,961,106
Weighted average units outstanding	3,369,439	3,737,607	3,532,166	3,737,607

Weighted average shares and units	12,895,263	10,701,870	12,883,871	10,698,713

FFO per share and unit	$0.20	$0.23	0.30	$0.33

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the six months ended June 30, 2010 was approximately $3.9 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly payments of principal and interest and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $0.9 million was spent during the six months ended June 30, 2010 on capital improvements and the replacement of furniture, fixtures and equipment.

Financing Activities. During the six months ended June 30, 2010, we paid approximately $0.3 million to reduce the balance on our credit facility due to a decline in the value of the collateral pool securing the facility. We also paid approximately $0.5 million in deferred financing costs in relation to the fifth amendment to the credit agreement.

Capital Expenditures

Since mid-2004, we have completed product improvement plans (“PIPs”) in connection with the licensing or re-licensing at eight of our nine wholly-owned properties. With the exception of a product improvement plan in connection with the re-licensing of the Holiday Inn Brownstone, whose franchise license expires in December 2011, we anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures at 4.0% of gross revenue. However, in light of the current slowdown of the economy and in the interest of preserving capital, we aim to restrict capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to a product improvement plan should total 1.5% to 2.0% of gross revenues during the next 12 to 24 months.

During the next 12 months, we expect capital expenditures, other than costs that we incur to make capital improvements required by our franchisors, will be funded by our replacement reserve accounts. With respect to all nine of our hotels, the reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures. We deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside and the Crowne Plaza Hampton Marina and 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront. Commencing in June 2010, we began depositing an amount equal to 3.0% of room revenues for our remaining wholly-owned properties. We intend to maintain overall capital expenditures at 4.0% of gross revenue.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $6.5 million, of which approximately $1.6 million was in restricted reserve accounts and real estate tax and insurance escrows. As of June 30, 2010, our credit facility had an outstanding balance of approximately $75.2 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly and quarterly payments of principal and interest, as well as mandatory prepayments on the credit facility based on excess cash flow, as defined in the agreement, as amended.

In June 2010, we executed an amendment to our credit agreement that did not require any immediate reduction in the outstanding indebtedness. Among other modifications to the existing amended credit agreement, the amendment provides us the option to extend the maturity date for one year to May 2012, provided we meet certain loan-to-value requirements and satisfy certain additional conditions. Our ability to maintain existing levels of debt on our credit facility beyond May 2011 is dependent on our ability to comply with the loan-to-value requirements of the extension provision of our credit agreement as well as various other financial covenants. The loan-to-value requirements of the extension provision of our credit agreement contemplate valuations of our encumbered properties at a multiple of their net operating income, as defined by our credit agreement. The maximum amount that we can borrow under the credit facility during the extension period is 70.0% of the value of the encumbered properties. Other financial covenants relate to minimum levels of cash flow that ensure our ability to pay the interest due under the credit facility, minimum levels of expenditures to maintain the quality of the encumbered assets, existence of a hedge against rising interest rates on a substantial portion of the facility, as well as the funding of escrows for real estate taxes, insurance and refurbishment or replacement of furniture, fixtures and equipment. In addition, our credit agreement imposes limitations on our ability to incur additional debt.

We do not believe our encumbered properties will realize sufficient operating performance to allow the properties in our collateral pool to meet the loan-to-value requirements of the extension provision. We estimate that in order to exercise the extension option we will be required to reduce the outstanding balance on the facility by making a payment ranging between $17.5 million and $22.5 million during the second quarter 2011. In the event we do not satisfy all of the conditions of the loan extension, we will be required to repay or refinance the outstanding balance of the loan. We will need to raise additional capital and for this purpose are pursuing potential sources of additional capital. Sources of additional capital to fund any required reductions in the amount outstanding on the credit facility may include a combination of some or all of the following:

•	The issuance of shares of preferred stock;

•	The issuance of additional shares of our common stock;

•	The issuance of additional units in the operating partnership;

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the refinancing of hotel properties;

•	The selective disposition of core or non-core assets; and

•

The sale or contribution of some of our wholly-owned properties, development projects or development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contribution.

We are uncertain whether, when and under what terms such sources of capital will be available to us.

Should the current economic recovery falter or weakness in the lodging industry return and reduce our operating cash flows and financial performance or weaken our financial condition below the levels necessary to comply with the loan-to-value requirements or the financial covenants in our credit agreement, we may be required to make additional payments beyond those described above on all or a portion of the outstanding debt. Any such payment will require us to obtain additional capital, which may not be available to us on favorable terms, if at all.

We recently exercised our right to extend the mortgage on the Crowne Plaza Jacksonville Riverfront for an additional twelve months. We intend to refinance the existing mortgage indebtedness when the mortgage matures in July 2011. Depending on market conditions, we may be required to reduce the mortgage balance by an amount ranging between $0 and $4.8 million.

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

Dividend Policy

In December 2008, in the interest of capital preservation and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2009, we amended our dividend policy and reduced the level of our cash dividend payments. Our ability to make distributions is constrained by the terms of the fourth and fifth amendments to our credit agreement. While our credit agreement permits the minimum distributions that allow us to maintain our status as a REIT provided that no default or event of default exists at the time of, or after giving effect to, the distribution and we do not incur indebtedness to make the distribution, it provides additional conditions that must be met before payments in excess of the minimum distributions can be made. We may make such additional dividend distributions so long as no event of default exists at the time, or after giving effect to, such additional distributions if we maintain a minimum liquidity position of $10.0 million and satisfy a debt yield ratio of EBITDA to total liabilities of at least 10% before and after giving effect to such distribution, provided the aggregate amount of such distributions in a given year cannot exceed 90% of FFO for the prior fiscal year. Once we have paid all amounts due under the credit agreement and the credit agreement is terminated, none of these restrictions will continue to apply. The amount of future distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements, the terms of our credit agreement, and other factors, which our board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.

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

The acquisition of the property was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage, which had an original two-year term maturing on August 1, 2009, was restructured on June 13, 2008 so that the first $35.6 million bore interest at a rate of LIBOR plus additional interest of 0.98%. The remaining $22.0 million bore a rate of LIBOR plus additional interest of 3.50%. Upon that restructure, a fourth entity, in which we own a 25.0% indirect non-controlling interest, purchased the $22.0 million junior participation for $19.0 million.

Carlyle owns a 75.0% controlling interest in the JV Owner, the Joint Venture Lessee, the entity with the purchase option and the entity that held the junior participation. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach Resort without our consent. We account for our non-controlling 25.0% interest in all of these entities under the equity method of accounting.

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

Seasonality

The operations of our hotel properties have historically been seasonal. The months of March and April are traditionally strong, as is October. The periods from mid-November through mid-February are traditionally slow with the exception of the Crowne Plaza Jacksonville Hotel, the Crowne Plaza Tampa Westshore and our joint venture property, the Crowne Plaza Hollywood Beach Resort. The remaining months are generally good, but can be impacted by bad weather and can vary significantly.

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

There were no charges for impairment recorded for the three months and six months ended June 30, 2010 or 2009.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2010. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

•

the availability and terms of financing and capital and the general volatility of the securities markets, specifically, the impact of the current credit crisis which has severely constrained the availability of debt financing and, if necessary, to refinance or seek an extension of the maturity of such indebtedness;

•	risks associated with the level of our indebtedness and our ability to meet covenants in our debt agreements;

•	management and performance of our hotels;

•	risks associated with the conflicts of interest of our officers and directors;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations; and

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. In August 2006, we purchased an interest-rate swap with a notional amount of $30.0 million in order to comply with the terms of our credit agreement which requires us to hedge a portion of the maximum borrowing amount. In June 2010, we replaced the interest-rate swap with another interest-rate swap with a notional amount of $30.0 million which expires in May 2011. As of June 30, 2010, a derivative with a fair value of approximately $0.1 million was included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue derivative contracts for trading or speculative purposes.

As of June 30, 2010, we had approximately $63.5 million of fixed-rate debt and approximately $88.8 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina as well as the loan from the Carlyle Affiliate Lender and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on August 8, 2006. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $88.8 million, the balance at June 30, 2010, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $588,000.

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

As of June 30, 2010, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

Our investment opportunities and growth prospects may be affected by competition for acquisitions.

We compete for investment opportunities with other entities, some of which have substantially greater financial resources than we do. This competition may generally limit the number of suitable investment opportunities offered to us, which may limit our ability to grow. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the value of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes. We may in the future discover areas of our internal controls that need improvement. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Our hotels may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.

The hotel properties that we acquire may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. Contingent or unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for environmental conditions;

•	losses in excess of the our insured coverage;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax, legal and regulatory liabilities;

•

claims of customers, vendors or other persons dealing with the Company’s predecessors prior to our formation or acquisition transactions that had not been asserted or were unknown prior to the Company’s formation or acquisition transactions; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of our properties.

In general, the representations and warranties provided under the transaction agreements related to the sales of the hotel properties may not survive the closing of the transactions. While we will likely seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our stockholders.

Future terrorist activities may adversely affect, and create uncertainty in, our business.

Terrorism in the United States or elsewhere could have an adverse effect on our business, although the degree of impact will depend on a number of factors, including the U.S. and global economies and global financial markets. Previous terrorist attacks in the United States and subsequent terrorism alerts have adversely affected the travel and hospitality industries over the past several years. Such attacks, or the threat of such attacks, could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties, and/or our results of operations and financial condition, as a whole.

We face risks related to pandemic diseases, which could materially and adversely affect travel and result in reduced demand for our hotels.

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the outbreaks of SARS and avian flu in 2003 had a severe impact on the travel industry, and the recent outbreaks of H1N1 flu threatened to have a similar impact. A prolonged recurrence of SARS, avian flu, H1N1 flu or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotels and adversely affect our financial conditions and results of operations.

Increases in property taxes would increase our operating costs, reduce our income and adversely affect our ability to make distributions to our stockholders.

Each of our hotel properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our financial condition, results of operations and our ability to make distributions to our stockholders could be materially and adversely affected and the market price of our common shares could decline.

If our operating partnership fails to qualify as a partnership for federal income tax purposes, we could cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership will continue to qualify to be treated as a partnership for U.S. federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, will be required to pay tax on its allocable share of the operating partnership’s income. We cannot assure you, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Our failure to qualify as a real estate investment trust would have serious adverse consequences to our stockholders.

We elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2004. We believe we have operated so as to qualify as a REIT under the Code and believe that our current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to continue to qualify as a REIT. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must pay dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. While historically we have satisfied the distribution requirement discussed above by making cash distributions to our stockholders, we may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, our stock. For distributions with respect to taxable years ending on or before December 31, 2011, and in some cases declared as late as December 31, 2012, recent IRS guidance allows us to satisfy up to 90% of this distribution requirement through the distribution of shares of our stock, if certain conditions are met. The provisions of the Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in our case because we hold our assets through the operating partnership.

In the future we may choose to pay dividends in our stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are partially payable in cash and partially payable in our stock. Under recent IRS guidance, up to 90% of any such taxable dividend with respect to calendar years 2008 through 2011, and in some cases declared as late as December 31, 2012, could be payable in our stock if certain conditions are met. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

If our TRS Lessee does not qualify as a TRS, or if our hotel manager does not qualify as an “eligible independent contractor,” we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We currently lease substantially all of our hotels to our TRS Lessee, and expect to continue to do so. So long as our TRS Lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by an independent hotel management company that qualifies as an “eligible independent contractor.” We believe that our TRS Lessee will continue to qualify to be treated as TRS for federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS Lessee for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS Lessee from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to be qualifying income for purposes of the two gross income tests. If we failed to meet any of the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes.

Additionally, if our hotel manager does not qualify as an “eligible independent contractor,” we would fail to qualify as a REIT. Each hotel management company that enters into a management contract with our TRS Lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS Lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own, directly or through its shareholders, more than 35% of our outstanding shares, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we intend to monitor ownership of our shares by our hotel manager and their owners, there can be no assurance that these ownership levels will not be exceeded.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21E	Fifth Amendment to Credit Agreement, dated June 4, 2010.(3)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873).
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: August 10, 2010	By:	/S/ ANDREW M. SIMS
Andrew M. Sims
President, Chief Executive Officer and Chairman of the Board

	By:	/S/ WILLIAM J. ZAISER
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

10.21E	Fifth Amendment to Credit Agreement, dated June 4, 2010.(3)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873).
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.