Form 10-Q
period 2010-09-30
MHI Hospitality CORP
filed 2010-11-10
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, there were 9,541,286 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investment in hotel properties, net	$184,666,214	$188,587,507
Investment in joint venture	9,552,547	9,685,844
Cash and cash equivalents	3,746,472	3,490,487
Restricted cash	2,155,506	701,730
Accounts receivable	2,829,419	1,625,161
Accounts receivable-affiliate	5,783	32,444
Prepaid expenses, inventory and other assets	2,550,520	2,046,082
Notes receivable, net	100,000	100,000
Shell Island lease purchase, net	1,170,956	1,441,176
Deferred income taxes	4,593,054	4,920,973
Deferred financing costs, net	1,108,975	1,328,351

TOTAL ASSETS	$212,479,446	$213,959,755

LIABILITIES
Line of credit	$75,197,858	$75,522,858
Mortgage loans	72,430,567	72,738,250
Loans payable	4,543,970	4,613,163
Accounts payable and other accrued liabilities	7,493,592	6,696,605
Advance deposits	856,767	547,653

TOTAL LIABILITIES	160,522,754	160,118,529

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,541,286 shares and 9,096,943 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	95,413	90,969
Additional paid in capital	55,654,475	52,543,562
Distributions in excess of retained earnings	(15,982,863)	(14,454,238)

Total MHI Hospitality Corporation stockholders’ equity	39,767,025	38,180,293
Noncontrolling interest	12,189,667	15,660,933

TOTAL EQUITY	51,956,692	53,841,226

TOTAL LIABILITIES AND EQUITY	$212,479,446	$213,959,755

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
REVENUE
Rooms department	$13,736,101	$12,781,958	$40,784,193	$37,404,739
Food and beverage department	4,657,257	4,124,670	14,395,240	13,187,953
Other operating departments	1,144,373	1,073,404	3,383,410	3,419,049

Total revenue	19,537,731	17,980,032	58,562,843	54,011,741
EXPENSES
Hotel operating expenses
Rooms department	3,972,346	3,765,650	11,495,313	10,498,088
Food and beverage department	3,227,304	2,957,662	9,756,741	8,990,305
Other operating departments	196,410	206,865	540,248	581,202
Indirect	7,770,926	7,290,182	22,610,861	21,677,157

Total hotel operating expenses	15,166,986	14,220,359	44,403,163	41,746,752
Depreciation and amortization	2,123,761	2,152,350	6,381,378	6,148,408
Corporate general and administrative	725,909	744,171	2,687,719	2,497,275

Total operating expenses	18,016,656	17,116,880	53,472,260	50,392,435

OPERATING INCOME	1,521,075	863,152	5,090,583	3,619,306
Other income (expense)
Interest expense	(2,608,276)	(2,546,971)	(7,385,350)	(7,131,677)
Interest income	4,843	9,861	15,779	37,689
Equity income (loss) in joint venture	(184,237)	(157,942)	5,089	(169,966)
Unrealized gain (loss) on hedging activities	(16,566)	316,914	630,828	854,171
Loss on disposal of assets	(84,128)	(51,740)	(84,128)	(42,870)

Loss, before tax	(1,367,289)	(1,566,726)	(1,727,199)	(2,833,347)
Income tax benefit (provision)	(3,461)	502,019	(365,861)	1,026,874

Net loss	(1,370,750)	(1,064,707)	(2,093,060)	(1,806,473)
Add: Net loss attributable to the noncontrolling interest	366,400	371,894	564,435	631,031

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(1,004,350)	$(692,813)	$(1,528,625)	$(1,175,442)

Net loss per share
Basic	$(0.11)	$(0.10)	$(0.16)	$(0.17)
Diluted	$(0.11)	$(0.10)	$(0.16)	$(0.17)
Weighted average number of shares outstanding
Basic	9,541,286	6,964,263	9,415,593	6,962,170
Diluted	9,557,286	6,990,263	9,431,593	6,988,170

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2009	9,096,943	$90,969	$52,543,562	$(14,454,238)	$15,660,933	$53,841,226
Issuance of restricted common stock awards	76,175	762	139,864	—	—	140,626
Amortization of deferred stock grants	—	—	85,500	—	—	85,500
Conversion of units in Operating Partnership to common stock	368,168	3,682	2,885,549	—	(2,889,231)	—
Redemption of units in Operating Partnership	—	—	—	—	(17,600)	(17,600)
Net loss	—	—	—	(1,528,625)	(564,435)	(2,093,060)

Balances at September 30, 2010	9,541,286	$95,413	$55,654,475	$(15,982,863)	$12,189,667	$51,956,692

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flows from operating activities:
Net loss	$(2,093,060)	$(1,806,473)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,381,378	6,148,408
Equity (income) loss in joint venture	(5,089)	169,966
Unrealized gain on hedging activities	(630,828)	(854,171)
Loss on disposal of assets	84,128	42,870
Amortization of deferred financing costs	871,506	554,241
Charges related to equity-based compensation	226,126	106,010
Changes in assets and liabilities:
Restricted cash	(692,151)	234,179
Accounts receivable	(1,204,259)	(1,957,876)
Prepaid expenses, inventory and other assets	(567,234)	(721,221)
Deferred income taxes	327,919	(1,127,889)
Accounts payable and other accrued liabilities	1,306,279	(1,607,668)
Advance deposits	309,113	246,237
Due from affiliates	26,662	(26,327)

Net cash provided by (used in) operating activities	4,340,490	(599,714)

Cash flows from investing activities:
Improvements and additions to hotel properties	(2,211,195)	(8,253,701)
Distributions from joint venture	138,386	266,803
Funding of restricted cash reserves	(1,359,144)	(887,733)
Proceeds of restricted cash reserves	597,518	2,467,295

Net cash used in investing activities	(2,834,435)	(6,407,336)

Cash flows from financing activities:
Dividends and distributions paid	—	(214,037)
Proceeds of mortgage refinancing	—	743,832
Proceeds of credit facility	—	6,300,000
Payments on credit facility	(325,000)	(750,000)
Redemption of units in Operating Partnership	(17,600)	—
Payment of deferred financing costs	(530,595)	(771,278)
Proceeds of loans	—	4,750,000
Payment of mortgages and loans	(376,875)	(273,303)

Net cash provided by (used in) financing activities	(1,250,070)	9,785,214

Net increase in cash and cash equivalents	255,985	2,778,164
Cash and cash equivalents at the beginning of the period	3,490,487	1,719,147

Cash and cash equivalents at the end of the period	$3,746,472	$4,497,311

Supplemental disclosures:
Cash paid during the period for interest	$6,584,127	$6,842,607

Cash paid during the period for income taxes	$19,625	$107,087

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

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (the “initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, MHI Hospitality, L.P. (the “Operating Partnership”). The Company also owns a 25.0% non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with CRP/MHI Holdings, LLC, an affiliate of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”).

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at September 30, 2010, was approximately 73.9% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”) to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On February 19, 2009, the Company entered into a third amendment to its credit agreement with BB&T, as administrative agent and lender, to address certain financial covenants including the Company’s total leverage ratio. The amendment established new methodologies for valuing the Company’s hotel properties under renovation and modified certain other aspects of the original credit agreement. In addition to waiving potential covenant defaults in 2008, the amendment increased the Company’s interest rate spread for its variable LIBOR-based interest rate by 1.125%, establishing a new spread range from 2.75% to 3.25% based on the Company’s total leverage ratio and added a one hundred basis point spread for any prime rate loans made under the facility. It also eased the Company’s total leverage ratio test by increasing the Company’s total maximum permitted leverage from 55.0% to 62.5% of the total value of the Company’s assets; established new limitations on cash distributions that the Company may pay to stockholders to a level necessary to maintain the Company’s REIT qualification, until such time as the Company meets certain liquidity and other tests; required the Company to add the Company’s hotel property in Laurel, Maryland to the credit agreement’s borrowing base; and provided for fixed valuation of certain of the Company’s hotel properties, for purposes of determining compliance with various financial covenants, through April 2010.

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

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of and for the three months and nine months ended September 30, 2010 and 2009. All significant inter-company balances and transactions have been eliminated.

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

Properties Under Development – Investments in hotel property that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. In March 2009, the property under development in Tampa, Florida re-opened as the Crowne Plaza Tampa Westshore. As of September 30, 2010 and December 31, 2009, there were no properties under development.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for each of the three months and nine months ended September 30, 2010 totaled $0, while capitalized interest for the three months and nine months ended September 30, 2009 totaled $0 and $270,555, respectively.

Investment in Joint Venture – Investment in joint venture represents the Company’s non-controlling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; (iii) the entity that entered into a lease agreement upon closing of the hotel acquisition with respect to the adjacent three-acre site on which is located a parking garage that is utilized by the hotel; and (iv) the entity that owned the junior participation in the existing mortgage. Carlyle owns a 75.0% controlling indirect interest in all these entities. The Company accounts for its investment in the joint venture under the equity method of accounting and is entitled to receive its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale proceeds.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of September 30, 2010 and December 31, 2009 were $275,290 and $311,852, respectively. Amortization expense for the three months and nine months ended September 30, 2010 totaled $12,187 and $36,562, respectively, and totaled $13,727 and $39,560, respectively, for the three months and nine months ended September 30, 2009.

Deferred Financing Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

Derivative Instruments – The Company’s derivative instruments are reflected as assets or liabilities on the balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest-rate movements. To accomplish this objective, the Company primarily uses an interest-rate swap as part of its interest-rate risk management strategy. The interest-rate swap is required under its credit agreement and acts as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying $30.0 million principal amount. During the three months and nine months ended September 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with the credit facility. The Company does not enter into derivative instruments for speculative trading purposes.

At September 30, 2010 and December 31, 2009, the interest-rate swap agreement had an estimated fair value of $(142,308) and $(651,600), respectively, and is included in accounts payable and other accrued liabilities.

The Company values its interest-rate swap at fair value, which it defines as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s interest-rate swap liability is valued by discounting expected future cash flows based on quoted prices for forward interest-rate contracts. As such, these derivative instruments are classified within level 2.

Noncontrolling Interest in Operating Partnership – Certain hotel properties have been acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The noncontrolling interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock; and

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the noncontrolling interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

Revenue Recognition – Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales and other hotel department revenues, such as telephone, rooftop leases and gift shop sales and rentals.

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

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (the “Plan”) permits the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 186,438 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 94,438 restricted shares issued to certain executives and employees, and 32,000 restricted shares issued to its directors. The 60,000 shares granted under the deferred stock award to the Company’s Chief Operating Officer vest over five years. Of the 60,000 shares granted to the Company’s Chief Operating Officer, only 30,000 shares have vested; another 14,000 shares were issued January 14, 2008, but do not vest until January 1, 2011. Of the 94,438 restricted shares issued to certain of the Company’s executives and employees, all have vested except (i) 15,000 shares issued to the Chief Executive Officer upon renewal of his employment contract which will vest on January 1, 2011 and (ii) 21,000 shares issued to the Vice President and General Counsel upon execution of his employment contract which will vest in equal amounts of 7,000 shares on each anniversary of the effective date of his employment agreement over a three-year period. Regarding the restricted shares awarded to the Company’s directors, the shares vest at the end of the year of service for which the shares are awarded.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of September 30, 2010, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Compensation cost recognized under the Plan for the three months and nine months ended September 30, 2010 totaled $46,418 and $132,337, respectively, and totaled $30,600 and $91,800, respectively, for the three and nine months ended September 30, 2009.

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

Recent Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to ASC Topic 805, Business Combinations. This authoritative guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The authoritative guidance is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. On January 1, 2009, the Company adopted the authoritative guidance related to ASC Topic 805, which may have an impact in future periods on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any future acquisitions the Company consummates.

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the nine months ended September 30, 2010.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Land and land improvements	$19,225	$19,142
Buildings and improvements	175,734	173,387
Furniture, fixtures and equipment	31,082	31,566

	226,041	224,095
Less: accumulated depreciation	(41,375)	(35,507)

	$184,666	$188,588

5. Debt

Credit Facility. As of September 30, 2010, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T.

On August 1, 2007, the Company entered into an amendment to its credit agreement modifying certain provisions of the agreement as well as reducing the rate of interest on the credit facility by 0.375% and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. On February 19, 2009, the Company entered into a third amendment to its credit agreement modifying certain provisions of the agreement as well as increasing the rate of interest on the credit facility by 1.125%. On June 4, 2010, the Company entered into a fifth amendment to its credit agreement modifying certain provisions of the agreement including an increase in the rate of interest to LIBOR plus additional interest of 4.00%; a LIBOR floor of 0.75%; a conversion to a non-revolving facility; a provision for mandatory quarterly pre-payments based on excess cash flow, as defined in the amendment, as well as a mandatory prepayment if the Company raises equity within certain parameters; and provides an option to extend the maturity for one year if certain conditions are met. The Company had borrowings under the credit facility of approximately $75.2 million and $75.5 million at September 30, 2010 and December 31, 2009, respectively.

The credit facility matures in May 2011 and bore interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125% prior to February 19, 2009 and additional interest ranging from 2.75% to 3.25% from February 19, 2009 through June 4, 2010 after which the facility bore interest at a floating rate of LIBOR plus additional interest of 4.00%, subject to a LIBOR floor of 0.75%. On September 30, 2010, LIBOR was 0.256%. Prior to June 4, 2010, the Company was required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company is required to maintain an interest rate swap in order to hedge against interest rate risk.

The credit facility is secured by the Holiday Inn Brownstone in Raleigh North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside, the Holiday Inn Laurel and the Crowne Plaza Tampa Westshore, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At September 30, 2010, the five properties had a net carrying value of approximately $103.9 million. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. The Company was in compliance with all required covenants as of September 30, 2010.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Mortgage Debt. As of September 30, 2010, the Company had approximately $72.4 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on its hotels.

Property	Balance Outstanding as of		Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
	September 30, 2010	December 31, 2009
Crowne Plaza Hampton Marina	$9,000,000	$9,000,000	N	06/2011	(1)	Interest Only		LIBOR plus 2.75	%(2)
Crowne Plaza Jacksonville Riverfront	18,000,000	18,000,000	(3)	07/2011		Interest Only		8.00%
Hilton Savannah DeSoto	23,000,000	23,000,000	(4)	08/2017		25 years	(5)	6.06%
Hilton Wilmington Riverside	22,430,567	22,738,250	(4)	03/2017		25 years	(6)	6.21%

Total	$72,430,567	$72,738,250

(1)	The note may be extended for one 12-month period, subject to certain terms and conditions.
(2)	The note bears a minimum interest rate of 4.75%.
(3)	The note could not be prepaid prior to July 2009. A prepayment may be made currently without penalty.
(4)	The notes may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.
(5)	The note provides for payments of interest only until July 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(6)	The note provides for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.

Total mortgage debt maturities as of September 30, 2010 without respect to any loan extensions for the following twelve-month periods were as follows:

September 30, 2011	$27,838,876
September 30, 2012	891,835
September 30, 2013	948,138
September 30, 2014	1,007,994
September 30, 2015	1,071,633
Thereafter	40,672,091

Total future maturities	$72,430,567

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at September 30, 2010 and December 31, 2009 was $4,543,970 and $4,613,163, respectively.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months and nine months ended September 30, 2010 totaled $14,251 and $44,530, respectively, and totaled $16,513 and $52,159, for the three months and nine months ended September 30, 2009, respectively, for this operating lease.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for each of the three months and nine months ended September 30, 2010 totaled $23,871 and $71,612, respectively, and $23,871 and $71,612 for the three months and nine months ended September 30, 2009, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense totaled $48,750 and $146,250 for the three months and nine months ended September 30, 2010, respectively, and totaled $64,250 and $161,750 for the three months and nine months ended September 30, 2009, respectively.

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Rent expense totaled $8,400 and $25,200 for the three months and nine months ended September 30, 2010, respectively, and totaled $8,400 and $25,200 for the three months and nine months ended September 30, 2009, respectively.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432 and may be renewed for an additional five years. Rent expense totaled $608 and $1,824 for the three months and nine months ended September 30, 2010, respectively and totaled $405 for the three months and nine months ended September 30, 2009.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense totaled $1,240 and $3,720 for the three months and nine months ended September 30, 2010, respectively, and totaled $1,240 and $3,720 for the three months and nine months ended September 30, 2009, respectively.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Prior to September 1, 2009, the Company leased 1,842 feet of commercial office space under a separate lease that expired August 31, 2009. Rent expense totaled $13,750 and $41,250 for the three months and nine months ended September 30, 2010, respectively, and totaled $11,935 and $33,992 for the three months and nine months ended September 30, 2009, respectively.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the three months and nine months ended September 30, 2010 was $11,013 and $33,039, respectively.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

September 30, 2011	$637,789
September 30, 2012	479,896
September 30, 2013	458,709
September 30, 2014	235,874
September 30, 2015	205,431
Thereafter	161,082

Total future minimum lease payments	$2,178,781

Management Agreements – Each of the operating hotels that the Company owned at September 30, 2010, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 8).

Franchise Agreements – As of September 30, 2010, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between December 2011 and April 2023.

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

Pursuant to the terms of the mortgage on the Crowne Plaza Hampton Marina, beginning in January 2010, the Company is required to make monthly contributions equal to 4.0% of gross revenues to a property improvement fund.

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

In addition, on February 1, 2010, the Company issued 15,000 shares of non-restricted stock to its Chief Executive Officer in accordance with the terms of his renewed employment contract.

On January 1, 2010, the Company issued 10,000 non-restricted shares to its Chief Operating Officer in accordance with the terms of his employment contract, as amended.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of September 30, 2010 and December 31, 2009, the Company had 9,541,286 and 9,096,943 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2010, there were no shares of preferred stock outstanding.

Operating Partnership Units – Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company.

As of September 30, 2010, the total number of Operating Partnership units outstanding was 3,361,439, with a fair market value of approximately $8.7 million based on the price per share of the common stock on that date.

8. Related Party Transactions

As of September 30, 2010, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and two members of its Board of Directors) owned approximately 7.2% of the Company’s outstanding common stock and 2,218,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At September 30, 2010 and December 31, 2009, the Company was due $5,783 and $32,444, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for each of the three months and nine months ended September 30, 2010 and 2009 was $160,000 and $480,000, respectively.

Sublease of Office Space – The Company subleased office space in Greenbelt, Maryland from MHI Hotels Services until December 2009. Rent expense totaled $12,320 and $32,420 for the three months and nine months ended September 30, 2009, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company owned at September 30, 2010, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Management fees earned by MHI Hotels Services totaled $502,397 and $1,494,556 for the three months and nine months ended September 30, 2010, respectively, and $454,490 and $1,375,604 for the three months and nine months ended September 30, 2009, respectively. In addition, estimated incentive management fees of $36,263 and $42,358 were accrued for the three months and nine months ended September 30, 2010, respectively. No estimated incentive management fees were accrued for the three months and nine months ended September 30, 2009.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $617,763 and $1,593,923 for the three months and nine months ended September 30, 2010, respectively, and $449,595 and $1,368,809 for the three months and nine months ended September 30, 2009, respectively.

Construction Management Services – The Company has engaged MHI Hotels Services to manage certain aspects of the renovations at the Crowne Plaza Tampa Westshore and the Holiday Inn Brownstone. The Company paid construction management fees of $66,667 and $141,733 for the three months and nine months ended September 30, 2010, respectively, and $0 for each of the three months and nine months ended September 30, 2009.

Redemption of Units in Operating Partnership – On August 30, 2010, the Operating Partnership redeemed 8,000 units held by the Edgar Sims, Jr. Irrevocable Trust, a trust for which three members of the Board of Directors serve as co-trustees, for $17,600 pursuant to the terms of the limited partnership agreement.

9. Retirement Plan

The Company maintains a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $16,434 and $37,396 for the three months and nine months ended September 30, 2010, respectively, and $10,870 and $33,179 for the three months and nine months ended September 30, 2009, respectively.

10. Unconsolidated Joint Venture

The Company owns a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; (iii) the entity that entered into a lease agreement upon closing of the hotel acquisition with respect to the adjacent three-acre site on which is located a parking garage that is utilized by the hotel; and (iv) the entity that owned the junior participation in the existing mortgage. Carlyle owns a 75.0% indirect controlling interest in all these entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investment in hotel properties, net	$70,463,113	$71,963,948
Cash and cash equivalents	2,504,527	537,698
Restricted cash	167	3,330,275
Accounts receivable	160,719	326,359
Prepaid expenses, inventory and other assets	2,249,079	1,232,513

TOTAL ASSETS	$75,377,605	$77,390,793

LIABILITIES
Mortgage loans, net	$34,100,000	$35,600,000
Accounts payable and other accrued liabilities	2,741,159	2,629,521
Advance deposits	326,444	418,082

TOTAL LIABILITIES	37,167,603	38,647,603
TOTAL MEMBERS’ EQUITY	38,210,002	38,743,190

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$75,377,605	$77,390,793

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$1,932,975	$1,928,707	$8,300,101	$7,182,096
Food and beverage department	419,511	340,402	1,567,029	1,317,775
Other operating departments	250,914	237,384	827,554	749,339

Total revenue	2,603,400	2,506,493	10,694,684	9,249,210
Expenses
Hotel operating expenses
Rooms department	515,659	566,372	1,772,553	1,713,801
Food and beverage department	348,170	325,713	1,220,033	1,144,836
Other operating departments	148,313	156,440	495,053	378,900
Indirect	1,469,658	1,357,991	4,746,496	4,392,639

Total hotel operating expenses	2,481,800	2,406,516	8,234,135	7,631,176
Depreciation and amortization	548,167	545,475	1,642,546	1,635,161
General and administrative	34,166	14,091	170,532	128,919

Total operating expenses	3,064,133	2,966,082	10,047,213	9,395,256

Operating income (loss)	(460,733)	(459,589)	647,471	(146,046)
Interest expense	(326,972)	(173,048)	(681,675)	(539,631)
Interest income	1,078	867	4,883	5,733
Unrealized gain on hedging activities	49,678	—	49,678	—

Net income (loss)	$(736,949)	$(631,770)	$20,357	$(679,944)

11. Income Taxes

The components of the income tax provision (benefit) for the three months and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	(2)	13	38	101

	(2)	13	38	101

Deferred:
Federal	6	(434)	296	(875)
State	(1)	(81)	32	(253)

	5	(515)	328	(1,128)

	$3	$(502)	$366	$(1,027)

A reconciliation of the statutory federal income tax (benefit) expense to the Company’s income tax provision is as follows (in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$(465)	$(533)	(587)	$(963)
Effect of non-taxable REIT income	471	99	883	88
State income tax expense	(3)	(68)	70	(152)

	$3	$(502)	$366	$(1,027)

As of September 30, 2010 and December 31, 2009, the Company had a net deferred tax asset of approximately $4.6 million and $4.9 million, respectively, of which, approximately $4.1 million and $4.4 million, respectively, are due to accumulated net operating

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. As of September 30, 2010 and December 31, 2009, approximately $0.4 million of the net deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss attributable to the Company	$(1,009,350)	$(692,813)	$(1,528,625)	$(1,175,442)
Basic:
Weighted average number of common shares outstanding	9,541,286	6,964,263	9,415,593	6,962,170
Net loss per share—basic	$(0.11)	$(0.10)	$(0.16)	$(0.17)
Diluted:
Dilutive awards	16,000	26,000	16,000	26,000
Diluted weighted average number common shares outstanding	9,557,286	6,990,263	9,431,593	6,998,170
Net loss per share—diluted	$(0.11)	$(0.10)	$(0.16)	$(0.17)

Diluted net loss per share takes into consideration the pro forma dilution of certain unvested stock awards.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-managed and self-administered REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service upper-upscale and upscale segments of the hotel industry located in primary and secondary markets in the Mid-Atlantic and Southern United States. We commenced operations in December 2004 when we completed our initial public offering (the “IPO”) and thereafter consummated the acquisition of the initial properties.

Our hotel portfolio currently consists of ten full-service, upper-upscale, upscale and mid-scale hotels with 2,421 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels, totaling 2,110 rooms, are 100% owned by subsidiaries of our Operating Partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle and we have leasehold interests in a resort condominium facility in Wrightsville Beach, North Carolina. As of September 30, 2010, we owned the following hotel properties:

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

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 73.9% interest in our Operating Partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

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

Results of Operations

The following table illustrates the actual key operating metrics for the three months and nine months ended September 30, 2010 and 2009 for the properties we wholly-owned during each respective reporting period (“actual” properties). The same table also illustrates the key operating metrics for the nine wholly-owned properties and eight wholly-owned properties that were in our portfolio and open and operating during the entire three months and the entire nine months ended September 30, 2009, respectively (“same-store” properties). Accordingly, the same store data does not reflect the performance of the Crowne Plaza Tampa Westshore, which opened in March 2009, for the nine months ended September 30, 2009.

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Actual Portfolio Metrics
Occupancy %	69.2%	63.5%	68.1%	61.7%
ADR	$102.19	$103.63	$104.03	$107.90
RevPAR	$70.62	$65.85	$70.80	$66.58
Same-Store Portfolio Metrics
Occupancy %	69.2%	63.5%	68.7%	63.8%
ADR	$102.19	$103.63	$105.73	$109.46
RevPAR	$70.62	$65.85	$72.67	$69.87

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Revenue. Total revenue for the three months ended September 30, 2010 increased approximately $1.5 million or 8.7% to approximately $19.5 million compared to total revenue of approximately $18.0 million for the three months ended September 30, 2009. Increases in revenue at our Tampa, Florida, Jeffersonville, Indiana and Savannah, Georgia properties offset declines in revenue at our Jacksonville, Florida, Laurel, Maryland and Raleigh, North Carolina properties.

Room revenue increased approximately $0.9 million or 7.5% to approximately $13.7 million for the three months ended September 30, 2010 compared to room revenue of approximately $12.8 million for the three months ended September 30, 2009. The increase in room revenue for the three months ended September 30, 2010 resulted from a 1.4% decrease in ADR and a 9.0% increase in occupancy as compared to the same period in 2009. Increases in room revenue at our properties in Tampa, Florida, Jeffersonville, Indiana, and Savannah, Georgia offset decreases in room revenue at our property in Jacksonville, Florida, which has been adversely affected by the weakened economy.

Food and beverage revenues increased approximately $0.6 million or 12.9% to approximately $4.7 million for the three months ended September 30, 2010 compared to food and beverage revenues of approximately $4.1 million for the three months ended September 30, 2009. Increases in banqueting revenue at our properties in Tampa, Florida and Wilmington, North Carolina offset decreases in food and beverage revenue at our properties in Laurel, Maryland and Raleigh, North Carolina.

Revenue from other operating departments for the three months ended September 30, 2010 remained constant at approximately $1.1 million compared to revenue from other operating departments for the three months ended September 30, 2009.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses and management fees, were approximately $15.2 million, an increase of approximately $1.0 million or 6.7% for the three months ended September 30, 2010 compared to total hotel operating expenses of approximately $14.2 million for the three months ended September 30, 2009. The increase in hotel operating expense was mostly attributable to an increase in operating revenue.

Rooms expense for the three months ended September 30, 2010 increased approximately $0.2 million or 5.5% to approximately $4.0 million compared to rooms expense of approximately $3.8 million for the three months ended September 30, 2009. The increase was largely attributable to an increase in occupancy of 9.0% over the three months ended September 30, 2009.

Food and beverage expenses for the three months ended September 30, 2010 increased approximately $0.2 million to approximately $3.2 million or 9.1% compared to food and beverage expenses of approximately $3.0 million for the three months ended September 30, 2009. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues. An improvement in food and beverage margins from 28.3% to 30.7% offset the cost of higher volume.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2010 increased approximately $0.5 million or 6.6% to approximately $7.8 million compared to indirect expenses of approximately $7.3 million for the three months ended September 30, 2009. Management fees and franchise fees increased significantly due to the increase in revenue. Energy costs increased as well due to the increase in occupancy and higher costs due to the expiration of favorable fixed rate contracts. Sales and marketing costs, repairs and maintenance, insurance, real and personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2010 remained constant at approximately $2.1 million compared to depreciation and amortization expense for the three months ended September 30, 2009.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2010 remained constant at approximately $0.7 million compared to corporate general and administrative expense for the three months ended September 30, 2009.

Interest Expense. Interest expense for the three months ended September 30, 2010 increased approximately $0.1 million or 2.4% to approximately $2.6 million compared to interest expense of approximately $2.5 million for the three months ended September 30, 2009. The increase was the combined result of a higher effective interest rate due mostly to the recent amendment to the credit agreement offset by the lower average balance of debt outstanding.

Equity Loss in Joint Venture. Equity loss in joint venture for the three months ended September 30, 2010 represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the three months ended September 30, 2010, our 25.0% share of the net loss from operations of the hotel remained constant at approximately $0.2 million, as compared to the same for the three months ended September 30, 2009. For the three months ended September 30, 2010, the hotel reported occupancy of 71.8%, ADR of $94.13 and RevPAR of $67.56. This compares with results reported by the hotel for the three months ended September 30, 2009 of occupancy of 72.8%, ADR of $92.61 and RevPAR of $67.41.

Income Taxes. The income tax benefit for the three months ended September 30, 2010 decreased to approximately $0.0 million compared to an income tax benefit for the three months ended September 30, 2009 of approximately $0.5 million. The income tax provision is primarily derived from the operations of our TRS Lessee. The net operating loss of our TRS Lessee for the three months ended September 30, 2010 was substantially less than the net operating loss for the three months ended September 30, 2009.

Net Loss. The net loss attributable to the Company for the three months ended September 30, 2010 increased approximately $0.3 million or 45.0% to approximately $1.0 million as compared to a net loss attributable to the Company of approximately $0.7 million for the three months ended September 30, 2009 as a result of the operating results discussed above.

Comparison of the Nine months Ended September 30, 2010 to the Nine months Ended September 30, 2009

Revenue. Total revenue for the nine months ended September 30, 2010 increased approximately $4.6 million or 8.4% to approximately $58.6 million compared to total revenue of approximately $54.0 million for the nine months ended September 30, 2009. Incremental revenue of approximately $2.8 million from our property in Tampa, Florida, which was not open for a portion of the nine months ended September 30, 2009, accounted for most of the increase in revenue. Increases in revenue at our Jeffersonville, Indiana and Savannah, Georgia properties accounted for much of the additional increase in revenue, but were offset by declines in revenue at our Jacksonville, Florida and Laurel, Maryland properties.

Room revenue increased approximately $3.4 million or 9.0% to approximately $40.8 million for the nine months ended September 30, 2010 compared to room revenue of approximately $37.4 million for the nine months ended September 30, 2009. Incremental room revenue of approximately $1.9 million from our property in Tampa, Florida, which was not open for a portion of the nine months ended September 30, 2009, accounted for most of the increase in revenue. For the nine months ended September 30, 2010, our same-store wholly-owned properties experienced a 4.0% increase in room revenue through a combination of a 3.4% decrease in ADR and a 7.7% increase in occupancy as compared to the same period in 2009. Increases in room revenue at our properties in Jeffersonville, Indiana and Savannah, Georgia accounted for much of the additional increase in revenue, but were offset by decreases in room revenue at our property in Jacksonville, Florida, which has been adversely affected by the weakened economy.

Food and beverage revenues increased approximately $1.2 million or 9.2% to approximately $14.4 million for the nine months ended September 30, 2010 compared to food and beverage revenues of approximately $13.2 million for the nine months ended September 30, 2009. Incremental food and beverage revenue of approximately $0.9 million from our property in Tampa, Florida, which was not open for a portion of the nine months ended September 30, 2009, accounted for most of the increase in food and beverage revenue. Increases in banqueting revenue at our properties in Wilmington, North Carolina and Savannah, Georgia offset decreases in food and beverage revenue at our properties in Jacksonville, Florida and Laurel, Maryland.

Revenue from other operating departments for the nine months ended September 30, 2010 remained constant at approximately $3.4 million compared to revenue from other operating departments for the nine months ended September 30, 2009.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, and management fees, were approximately $44.4 million, an increase of approximately $2.7 million or 6.4% for the nine months ended September 30, 2010 compared to total hotel operating expenses of approximately $41.7 million for the nine months ended September 30, 2009.

Rooms expense for the nine months ended September 30, 2010 increased approximately $1.0 million or 9.5% to approximately $11.5 million compared to rooms expense of approximately $10.5 million for the nine months ended September 30, 2009. Incremental rooms expense of approximately $0.4 million from our property in Tampa, Florida, which was not open for a portion of the nine months ended September 30, 2009, accounted for a portion of the increase in rooms expense. The remainder of the increase was largely attributable to a 7.7% increase in occupancy at our same-store wholly-owned properties for the nine months ended September 30, 2010.

Food and beverage expenses for the nine months ended September 30, 2010 increased approximately $0.8 million to approximately $9.8 million or 8.5% compared to food and beverage expenses of approximately $9.0 million for the nine months ended September 30, 2009. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues as there was almost no change in food and beverage margins.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2010 increased approximately $0.9 million or 4.3% to approximately $22.6 million compared to indirect expenses of approximately $21.7 million for the nine months ended September 30, 2009. Management fees and franchise fees increased significantly due to the increase in revenue. Sales and marketing costs, utilities, repairs and maintenance, insurance, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2010 increased approximately $0.3 million or 3.8% to approximately $6.4 million compared to depreciation and amortization expense of approximately $6.1 million for the nine months ended September 30, 2009. The increase in depreciation and amortization was primarily attributable to the renovations placed in service in March 2009 with the opening of the Crowne Plaza Tampa Westshore.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2010 increased approximately $0.2 million or 7.6% to approximately $2.7 million compared to corporate general and administrative expense of approximately $2.5 million for the nine months ended September 30, 2009, due mostly to higher personnel costs.

Interest Expense. Interest expense for the nine months ended September 30, 2010 increased approximately $0.3 million or 3.6% to approximately $7.4 million compared to interest expense of approximately $7.1 million (net of capitalized interest of approximately $0.3 million) for the nine months ended September 30, 2009. Increased interest expense related to the portion of the borrowings used to fund the acquisition and renovation of the Crowne Plaza Tampa Westshore, which ceased being capitalized upon the opening of the property in March 2009, was offset by decreases arising from a lower effective interest rate on the credit facility.

Equity in Joint Venture. Equity in joint venture for the nine months ended September 30, 2010 represents our 25.0% share of the net loss from operations of the Crowne Plaza Hollywood Beach Resort. For the nine months ended September 30, 2010, we recognized equity income of approximately $0.0 million representing our 25.0% share of the net income from operations of the hotel as compared to an equity loss of less than $0.2 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the hotel reported occupancy of 79.7%, ADR of $122.59 and RevPAR of $97.76. This compares with results reported by the hotel for the nine months ended September 30, 2009 of occupancy of 69.6%, ADR of $121.53 and RevPAR of $84.59.

Income Taxes. We recorded an income tax provision for the nine months ended September 30, 2010 of approximately $0.4 million compared to an income tax benefit for the nine months ended September 30, 2009 of approximately $1.0 million. The income tax provision or benefit is primarily derived from the operations of our TRS Lessee. Our TRS Lessee recognized operating income for the nine months ended September 30, 2010 as compared to a net operating loss for the nine months ended September 30, 2009.

Net Loss. The net loss attributable to the Company for the nine months ended September 30, 2010 increased approximately $0.3 million or 30.0% to approximately $1.5 million compared to the net loss attributable to the Company of approximately $1.2 million for the nine months ended September 30, 2009 as a result of the operating results discussed above.

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

The following table reconciles net income to FFO for the three months and nine months ended September 30, 2010 and 2009 (unaudited):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net loss attributable to the Company	$(1,004,350)	$(692,813)	$(1,528,625)	$(1,175,442)
Noncontrolling interest	(366,400)	(371,894)	(564,435)	(631,031)
Add depreciation and amortization	2,123,761	2,152,350	6,381,378	6,148,408
Add equity in depreciation of joint venture	136,695	135,935	409,660	407,814
Add loss on disposal of assets	84,128	51,740	84,128	42,870

FFO	$973,834	$1,275,318	$4,782,106	$4,792,619

Weighted average shares outstanding	9,541,286	6,964,263	9,415,593	6,962,170
Weighted average units outstanding	3,366,656	3,737,607	3,476,389	3,737,607

Weighted average shares and units	12,907,942	10,701,870	12,891,982	10,699,777

FFO per share and unit	$0.08	$0.12	0.37	$0.45

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the nine months ended September 30, 2010 was approximately $4.3 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly payments of principal and interest and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $2.2 million was spent during the nine months ended September 30, 2010 on capital improvements and the replacement of furniture, fixtures and equipment.

Financing Activities. During the nine months ended September 30, 2010, we paid approximately $0.3 million to reduce the balance on our credit facility due to a decline in the value of the collateral pool securing the facility. We also paid approximately $0.5 million in deferred financing costs in relation to the fifth amendment to the credit agreement.

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

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $5.9 million, of which approximately $2.2 million was in restricted reserve accounts and real estate tax and insurance escrows. As of September 30, 2010, our credit facility had an outstanding balance of approximately $75.2 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly and quarterly payments of principal and interest, as well as mandatory prepayments on the credit facility based on excess cash flow, as defined in the agreement, as amended.

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

We believe that as the economy begins to recover, there will be numerous opportunities to acquire properties at attractive prices. However, with the constraints of the covenants in our credit agreement, we have limited, if any, ability to incur additional debt in order to take advantage of such opportunities. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue additional equity financing in the future to enable us to take advantage of such opportunities. However, should additional equity financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, amounts outstanding under our secured credit facility and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of those sources as well as the following:

•	The issuance by the Operating Partnership of the Company and/or their subsidiary entities of secured and unsecured debt securities to the extent permitted by our credit agreement; or

•	The incurrence by the subsidiaries of the Operating Partnership of mortgage indebtedness in connection with the acquisition of hotel properties.

Dividend Policy

In December 2008, in the interest of capital preservation and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2009, we amended our dividend policy and reduced the level of our cash dividend payments. Our ability to make distributions is constrained by the terms of the fourth and fifth amendments to our credit agreement. While our credit agreement permits the minimum distributions that allow us to maintain our status as a REIT provided that no default or event of default exists at the time of, or after giving effect to, the distribution and we do not incur indebtedness to make the distribution, it provides additional conditions that must be met before payments in excess of the minimum distributions can be made. We may make such additional dividend distributions so long as no event of default exists at the time, or after giving effect to, such additional distributions if we maintain a minimum liquidity position of $10.0 million and satisfy a debt yield ratio of EBITDA to total liabilities of at least 10% before and after giving effect to such distribution, provided the aggregate amount of such distributions in a given year cannot exceed 90% of FFO for the prior fiscal year. The amount of future distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements, the terms of our credit agreement or any future or similar credit agreement, and other factors, which our board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our board of directors, and no assurance can be given that our distribution policy will not change in the future.

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

The acquisition of the property was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage, which had an original two-year term maturing on August 1, 2009, was restructured on June 13, 2008 so that the first $35.6 million bore interest at a rate of LIBOR plus additional interest of 0.98%. The remaining $22.0 million bore a rate of LIBOR plus additional interest of 3.50%. Upon that restructure, a fourth entity, in which we own a 25.0% indirect non-controlling interest, purchased the $22.0 million junior participation for $19.0 million. The loan previously had been extended for one year and was modified in August 2010 to extend the maturity date to August 2014, require monthly payments of interest at a rate of LIBOR plus additional interest of 1.94% and require annual principal payments of $0.5 million. In conjunction with the loan modification, the joint venture made an additional $1.5 million payment of principal and executed an interest-rate swap with a notional amount and maturity tied to the projected outstanding balance and maturity date of the loan. The Crowne Plaza Hollywood Beach Resort secures the mortgage. We have provided limited guarantees to the lender with respect to this mortgage.

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

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 10-39 years for buildings and 3-10 years for furniture and equipment. In accordance with generally accepted accounting principles, the controlling interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and noncontrolling interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties are recorded at historical cost basis. Noncontrolling interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value at time of acquisition.

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

There were no charges for impairment recorded for the three months and nine months ended September 30, 2010 or 2009.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2010. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

For a summary of recently adopted and newly issued accounting pronouncements, please refer to the Recent Accounting Pronouncements section of Note 2, Summary of Significant Accounting Policies, in the Notes to Financial Statements.

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

•	risks associated with the level of our indebtedness and our ability to meet covenants in our debt agreements;

•	management and performance of our hotels;

•	risks associated with the conflicts of interest of our officers and directors;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations; and

•	legislative/regulatory changes, including changes to laws governing taxation of REITs.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. In August 2006, we purchased an interest-rate swap with a notional amount of $30.0 million in order to comply with the terms of our credit agreement which requires us to hedge a portion of the maximum borrowing amount. In June 2010, we replaced the interest-rate swap with another interest-rate swap with a notional amount of $30.0 million which expires in May 2011. As of September 30, 2010, a derivative with a fair value of approximately $0.1 million was included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue derivative contracts for trading or speculative purposes.

As of September 30, 2010, we had approximately $63.4 million of fixed-rate debt and approximately $88.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina as well as the loan from the Carlyle Affiliate Lender and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on June 10, 2010. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $88.7 million, the balance at September 30, 2010, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $587,000.

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

As of September 30, 2010, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in (i) our annual report on Form 10-K for the year ended December 31, 2009 and (ii) our quarterly report on Form 10-Q for the second quarter 2010.

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

MHI HOSPITALITY CORPORATION

Date: November 10, 2010	By:	/s/ ANDREW M. SIMS
Andrew M. Sims
President, Chief Executive Officer and Chairman of the Board

	By:	/s/ WILLIAM J. ZAISER
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873).