Form 10-K
period 2010-12-31
MHI Hospitality CORP
filed 2011-03-29
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Ruse 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,966,268 based on the closing price quoted on the NASDAQ® Stock Market.

As of March 29, 2011, there were 9,586,786 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

MHI HOSPITALITY CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions, including the recent economic downturn, that affect occupancy rates at the Company’s hotels and the demand for hotel products and services;

•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs;

•	the magnitude, sustainability and timing of the economic recovery in the hospitality industry and in the markets in which the Company operates;

•

the availability and terms of financing and capital and the general volatility of the securities markets, specifically, the impact of the recent credit crisis which has severely constrained the availability of debt financing;

•

risks associated with the level of the Company’s indebtedness and its ability to meet covenants in its debt agreements and, if necessary, to refinance or seek an extension of the maturity of such indebtedness;

•	management and performance of the Company’s hotels;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in the Company’s current and proposed market areas;

•	the Company’s ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	the Company’s ability to successfully expand into new markets;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts;

•	the Company’s ability to maintain its qualification as a real estate investment trust (a “REIT”); and

•	the Company’s ability to maintain adequate insurance coverage.

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

PART I

Item 1. Business

Organization

MHI Hospitality Corporation (the “Company”) is a self-managed and self-administered real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition primarily full-service upper upscale and upscale hotel properties located in primary markets in the Mid-Atlantic and Southern United States. On December 21, 2004, we successfully completed our initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. We conduct our business through MHI Hospitality, L.P., our operating partnership, of which we are the general partner. Our Company owns approximately 74.0% of the partnership units in our operating partnership. Limited partners (including certain of our officers and directors) own the remaining operating partnership units.

As of March 1, 2011, our portfolio consists of ten primarily full-service up-scale and upper up-scale hotels located in seven states with an aggregate of 2,421 rooms and approximately 120,200 square feet of meeting space. Nine of these hotels are wholly-owned and operate under well-known brands such as Hilton, Sheraton, Crowne Plaza and Holiday Inn and are managed on a day to day basis by MHI Hotels Services LLC (“MHI Hotels Services”). We also own a 25.0% indirect noncontrolling interest in the 311-room Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group (“Carlyle”). In addition, we have leasehold interests in the commercial spaces of the Shell Island Resort condominium facility in Wrightsville Beach, North Carolina.

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

During 2007, through our joint venture with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P., and The Carlyle Group (“Carlyle”), we acquired a 25.0% indirect, noncontrolling interest in the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida for approximately $75.8 million including transfer costs. We also purchased a hotel formerly known as the Tampa Clarion Hotel in Tampa, Florida for approximately $13.8 million including transfer costs, which, after extensive renovations, re-opened in March 2009 as the Crowne Plaza Tampa Westshore.

During 2008, we acquired the Hampton Marina Hotel located in Hampton, Virginia for approximately $7.8 million, including transfer costs. In October 2008, the hotel was re-branded and renamed the Crowne Plaza Hampton Marina.

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

Our Strategy and Investment Criteria

Our strategy is to grow through acquisitions of full-service, upper upscale and upscale hotel properties located in the primary markets of the Mid-Atlantic and Southern United States. We intend to grow our portfolio through disciplined acquisitions of hotel properties and believe that we will be able to source significant external growth opportunities through our management team’s extensive network of industry, corporate and institutional relationships that reflect more than 80 years of collective industry experience.

The recent economic downturn has had a significant negative impact on the financial performance of many hotel properties. We believe that there will be a substantial number of opportunities to acquire hotel properties given the significant decline in profitability throughout the industry over the last three years, the inability of many property owners to comply with their mortgage loan covenants and the inability of many property owners to refinance existing debt. Our management will focus on acquiring full-service hotel properties that can be acquired at prices representing a significant discount to estimated replacement cost in our identified geographic markets. By acquiring such properties, we believe we can create significant value and strong, risk-adjusted returns for our stockholders.

Our investment criteria are further detailed below.

•

Geographic Growth Markets: We focus on the Mid-Atlantic and Southern regions of the United States. Our management team has a long history of operating hospitality assets in these geographic markets and remains confident in the long-term growth potential associated with this part of the United States. These markets are generally characterized by population growth, economic expansion, growth in new businesses, and growth in the resort, recreation, and leisure segments. Historically, we have had a number of properties in coastal locations. We will continue to focus on these markets and will investigate other markets for acquisitions only if we believe these new markets will provide similar long-term growth prospects.

•

Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper upscale categories and include such brands as Hilton, Sheraton and Crowne Plaza. We do not own economy branded hotels. We believe that full-service hotels, with upscale to upper upscale brands will outperform the broader U.S. hotel industry as the U.S. enters a period of recovery, and thus offer the highest returns on invested capital.

•

Significant Barriers to Entry: We intend to execute a strategy that entails the acquisition of hotels in prime locations with significant barriers to entry. We seek to acquire properties that will benefit from the licensing of brands that are not otherwise present in the market and provide us with geographic exclusivity which helps to protect the value of our investment.

•

Proximity to Demand Generators: We seek to acquire hotel properties located near multiple demand generators for both leisure and business travelers within the respective markets, including large state universities, airports, convention centers, corporate headquarters, sports venues and office parks.

Since our initial public offering in 2004, we have focused on the acquisition of underperforming hotel properties that could be purchased at significant discounts to replacement cost and were ideal candidates for renovation, up-branding and repositioning within a given market. In the near term, however, we believe that current market conditions will lead to an increase in hotel loan foreclosures and distressed asset sales, which will present numerous opportunities to acquire well-positioned, performing upper upscale and upscale hotel properties at attractive prices. We intend to augment our historical acquisition strategy accordingly.

We typically define underperforming hotels as those that are poorly managed, suffer from significant deferred maintenance and capital improvement and that are not properly positioned in their respective markets. In pursuing these opportunities, we hope to improve revenue and cash flow and increase the long-term value of the underperforming hotels we acquire. Our ultimate goal is to achieve a total investment that is substantially less than replacement cost of a hotel or the acquisition cost of a market performing hotel. In analyzing a potential investment in an underperforming hotel property, we typically characterize the investment opportunity as one of the following:

•

Up-branding Opportunity: The acquisition of properties that can be upgraded physically and enhanced operationally to qualify for what we view as higher quality franchise brands, including Hilton, Doubletree, Crowne Plaza, Westin and Sheraton.

•	Shallow-Turn Opportunity: The acquisition of an underperforming but structurally sound hotel that requires moderate renovation to re-establish the hotel in its market.

•

Deep-Turn Opportunity: The acquisition of a hotel that is closed or functionally obsolete and requires a restructuring of both the business components of the operations as well as the physical plant of the hotel, including extensive renovation of the building, furniture, fixtures and equipment.

Typically, in our experience, a deep turn opportunity takes a total of approximately three years from the initial acquisition of a property to achieving full post-renovation stabilization. Therefore, when evaluating future opportunities in underperforming hotels, we intend to focus on up-branding and shallow-turn opportunities, and to pursue deep-turn opportunities on a more limited basis and in joint venture partnerships if possible.

Investment Vehicles. In pursuit of our investment strategy, we may employ various traditional and non-traditional investment vehicles:

•

Direct Purchase Opportunity: Our traditional investment strategy is to acquire direct ownership interests in properties that meet our investment criteria, including opportunities that involve full-service upper upscale and upscale properties in identified geographic growth markets that have significant barriers to entry for new product delivery. Such properties, or portfolio of properties, may or may not be acquired subject to a mortgage by the seller or third-party.

•

Distressed Debt Opportunities: In sourcing acquisitions for our core growth strategy, we may pursue investments in debt instruments that are collateralized by hotel properties. In certain circumstances, we believe that owning these debt instruments is a way to (i) ultimately acquire the underlying real estate asset and (ii) provide a non-dilutive current return to our stockholders in the form of interest payments derived from the ownership of the debt. Our principal goal in pursuing distressed debt opportunities is ultimately to acquire the underlying real estate. By owning the debt, we believe that we may be in a position to acquire deeds to properties that fit our investment criteria in lieu of foreclosures.

•

Joint Venture/Mezzanine Lending Opportunities: We may, from time to time, undertake a significant renovation and rehabilitation project that we characterize as a ‘Deep-Turn Opportunity’. In such cases, we may acquire a functionally obsolete hotel whose renovation may be very lengthy and require significant capital. In these projects, we may choose to structure such acquisitions as a joint venture, or mezzanine lending program, in order to avoid severe short-term dilution and loss of current income commonly referred to as the “negative carry” associated with such extensive renovation programs. We will not pursue joint venture or mezzanine programs in which we would become a “de facto” lender to the real estate community.

Portfolio Management Strategy. Our core strategy for our portfolio is intended to create value for stockholders by acquiring performing hotel properties at significant discounts to replacement cost, as well as acquiring underperforming hotels and subsequently renovating, rehabilitating, repositioning and up-branding these assets. Once these assets have benefited from this “turnaround” strategy, they become part of our core portfolio. We believe we can optimize performance within the portfolio by superior management practices and by timely and recurring capital expenditures to maintain and enhance the physical property.

In addition, we will seek to leverage our portfolio management expertise by investing in portfolios of hotel properties together with institutional investors with whom we would enter into a joint venture. We expect that our investment into any such venture will not exceed 49.0% of the equity of such entity. Such portfolios may or may not include properties that fit with our acquisition strategy. However, we believe the portfolio management fee that such an arrangement would generate, together with returns from well-positioned and well-managed properties, offers the prospect of additional value and strong, risk-adjusted returns for our stockholders.

In April 2007, we entered into a program agreement and related operating agreements with Carlyle that provided for the formation of entities to be jointly owned by us and Carlyle, to source, underwrite, acquire, develop and operate hotel assets and/or hotel portfolios. We completed one hotel acquisition through this joint venture.

We have engaged MHI Hotels Services, an eligible independent management company, to operate our hotels. MHI Hotels Services and its predecessors have been in continuous operation since 1957. By using MHI Hotels Services as our manager, we intend to capitalize on their extensive experience to seek above-average operating results. MHI Hotels Services has operated for many years in markets where we have a presence, and its operations are driven by a focused sales, marketing and food and beverage strategy that is critical to the success of a full-service hotel.

Asset Disposition Strategy. When a property no longer fits with our investment objectives, we will pursue traditional and non-traditional means of disposal:

•

Direct Sale: Most commonly we will dispose of properties through a direct sale of the property for cash so that our investment capital can be redeployed according to the investment strategies outlined above.

•

Capital Recycling: Under this asset disposition strategy, we will seek to purchase a hotel in connection with the requirements of a tax-free exchange. Such a strategy may be deployed in order to mitigate the tax consequences to us that a direct sale might cause.

Asset Management Strategy. We intend to leverage our expertise in repositioning and improving the performance of distressed properties. In July 2009, we formed a separate subsidiary to pursue asset management assignments from special servicers and other special entities involved in distressed hotel loans and workouts. As asset manager, we expect to provide asset management services including, but not limited to, property management, receiver services, litigation and contract support, franchise selection, construction management, value optimization, and project management on a fee-for-service basis. In the fourth quarter of 2009, we became qualified with several special servicers of distressed hotel assets to provide asset management services.

Our Principal Agreements

Strategic Alliance Agreement

MHI Hotels Services is currently the management company for each of our hotels and the sublessee of the commercial space at the condominium resort property in Wrightsville Beach, North Carolina which they operate as a hotel and manage a rental program for the benefit of the condominium unit owners.

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

Lease Agreements

In order for us to maintain qualification as a REIT, neither our company nor the operating partnership or its subsidiaries can operate our hotels directly. Our wholly-owned hotels are leased to our TRS Lessee, which has engaged MHI Hotels Services to manage the hotels. Each lease for the wholly-owned hotels has a non-cancelable term of three to ten years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

During the term of each lease, the TRS Lessee is obligated to pay a fixed annual base rent plus a percentage rent and certain other additional charges. Base rent accrues and is paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, in excess of certain threshold amounts and is paid monthly or quarterly, according to the terms of the agreement.

Management Agreements

Pursuant to the terms of two management agreements, we, through our TRS Lessee, have engaged MHI Hotels Services as the property manager for our existing hotel portfolio, excluding the Shell Island Resort, the commercial space of which we sublease to MHI Hotels Services. One of the management agreements covers all our wholly-owned hotels in our portfolio, excluding the Crowne Plaza Tampa Westshore. The second agreement relates to the Crowne Plaza Tampa Westshore. Except as described below, we intend to offer MHI Hotels Services the opportunity to manage any hotels we acquire in the future that we lease to our TRS Lessee. In addition, the joint venture entity which leases the Crowne Plaza Hollywood Beach Resort has also entered into a management agreement with MHI Hotels Services on terms that vary from those described below. The following terms apply only to our wholly-owned hotels.

Term. The management agreements with MHI Hotels Services have initial terms of ten years from the date of commencement of management activities at each property. The term of the management agreements with respect to each hotel may be renewed by MHI Hotels Services for two successive periods of five years each upon the mutual agreement of MHI Hotels Services and our TRS Lessee, subject to the satisfaction of certain performance tests, provided that at the time the option to renew is exercised, MHI Hotels Services is not then in default under the management agreements. If at the time of the exercise of any renewal period MHI Hotels Services is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS Lessee may terminate the management agreements. If MHI Hotels Services desires to exercise any option to renew, it must give our TRS Lessee written notice of its election to renew the management agreements no less than 90 days before the expiration of the then current term of the management agreements.

Any amendment, supplement or modification of the management agreements must be in writing signed by all parties and approved by a majority of our independent directors.

Amounts Payable under the Management Agreements. MHI Hotels Services receives a base management fee, and, if the hotels exceed certain financial thresholds, an additional incentive management fee for the management of our hotels.

The base management fee for each of our initial hotels and for any subsequent hotels we directly acquire will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our hotels is as follows:

	2013	2012	2011	2010	2009	2008	2007
Crowne Plaza Hampton Marina(1)	3.0%	3.0%	3.0%	2.0%	2.0%	2.0%	N/A
Crowne Plaza Tampa Westshore(2)	3.0%	3.0%	2.5%	2.0%	2.0%	N/A	N/A
Crowne Plaza Jacksonville Riverfront	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	2.5%
Holiday Inn Brownstone	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Holiday Inn Laurel West	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Philadelphia Airport	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Savannah DeSoto	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Wilmington Riverside	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Sheraton Louisville Riverside(3)	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%

(1)	In 2010, the management company abated the increase in management fee for the Crowne Plaza Hampton for 2010.
(2)	In January 2009, we entered a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore. The provisions of the new agreement related to base management fee are the same as those contained in the master management agreement. The provisions of the new agreement related to the incentive management fee are the same as those contained in the master management agreement except that it is calculated separately and not aggregated with the other properties covered by the master management agreement.
(3)	Pursuant to the master management agreement, the term for each of the initial properties, which included the Holiday Inn Downtown Williamsburg, was 10 years. The management company agreed to substitute the Sheraton Louisville Riverside for the Holiday Inn Downtown Williamsburg for remainder of the term of the agreement.

The base management fee for a hotel acquired in the future which is first leased by our TRS Lessee, other than on the first day of the fiscal year, will be 2.0% for the partial year such hotel is first leased and for the first full fiscal year such hotel is managed. There is no fee cap on the base management fee.

Subsequently Acquired Hotel Properties

First full calendar year and any partial calendar year	2.0%
Second calendar year	2.5%
Third calendar year and thereafter	3.0%

The incentive management fee under the master management agreement, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of all our hotels, with the exception of the Tampa property, on an aggregate basis for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive fee may not exceed 0.25% of the aggregate gross revenue of all of the hotels included in the incentive fee calculation for the year in which the incentive fee is earned. The calculation of the incentive fee will not include results of hotels for the fiscal year in which they are initially leased, or for the fiscal year in which they are sold, and newly acquired or leased hotels will be included in the calculation beginning in the second full calendar year such hotel is managed. The management agreement for the management of the Tampa property includes a similar provision for payment of an incentive management on a stand-alone basis.

Early Termination. The master management agreement may be terminated with respect to one or more of the hotels earlier than the stated term, if certain events occur, including:

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

Termination Fees. In certain cases of early termination of the master management agreement with respect to one or more of the hotels, we must pay MHI Hotels Services a termination fee, plus any amounts otherwise due to MHI Hotels Services pursuant to the terms of that management agreement. We will be obligated to pay termination fees in such circumstances provided that MHI Hotels Services is not then in default, subject to certain cure and grace periods. There is no termination fee for the termination of the management agreement for our Tampa property.

New Acquisitions; Strategic Alliance Agreement. Pursuant to the strategic alliance agreement with MHI Hotels Services, we have agreed to engage MHI Hotels Services for the management of any hotels acquired in the future unless a majority of our independent directors in good faith concludes, for valid business reasons, that another management company should manage these hotels. If the management agreement terminates as to all of the hotels covered in connection with a default under the management agreement, the strategic alliance agreement will also terminate.

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

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage;

•	marketing techniques including print media, billboards, and promotions standards; and

•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessee is required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties:

	Franchise Fee(1)	Marketing/ Reservation Fee(1)	Expiration Date
Crowne Plaza Hampton Marina	5.0%	3.5%	10/07/2018
Crowne Plaza Jacksonville Riverfront	5.0%	3.5%	04/01/2016
Crowne Plaza Tampa Westshore	5.0%	3.5%	03/06/2019
Hilton Philadelphia Airport	5.0%	3.5%	11/30/2014
Hilton Savannah DeSoto	5.0%	3.5%	07/31/2017
Hilton Wilmington Riverside	5.0%	3.5%	03/31/2018
Holiday Inn Brownstone	5.0%	2.5%	12/31/2011
Holiday Inn Laurel West	5.0%	2.5%	10/05/2016
Sheraton Louisville Riverside	5.0%	3.5%	04/25/2023

(1)	Percentage of room revenues payable to the franchisor.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2004. In order to maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90.0% of our taxable income (excluding net capital gains) to our stockholders. We have adhered to these requirements each taxable year since our formation in 2004 and intend to continue to adhere to these requirements and maintain our qualification for taxation as a REIT. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our net income that is distributed to stockholders. If we fail to qualify for taxation as a REIT in any taxable year, and no relief provision applies, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and we would be disqualified from re-electing treatment as a REIT until the fifth taxable year after the year in which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

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

Employees

As of March 1, 2011, we employed ten persons, six of whom work at our corporate office in Williamsburg, Virginia, three of whom work in our offices in Rockville, Maryland, and one who is engaged in overseeing the completion of renovations at one of our properties. All persons employed in the day-to-day operations of the hotels are employees of MHI Hotels Services, the management company engaged by our TRS Lessee to operate such hotels.

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

Risks Related to Our Debt and Financing and the Recent Economic Crisis

We have significant debt obligations maturing in 2011, and if we are not successful in extending the term of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future, including financing necessary to reduce our overall leverage, to refinance or replace existing long-term debt and to fund capital expenditures. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings, if needed, on acceptable terms, if at all. The credit facility, which had a balance at December 31, 2010 of approximately $75.2 million, matures in May 2011 and may be extended to May 2012, subject to certain terms and conditions. We do not believe our encumbered properties will realize sufficient operating performance to allow the properties in our collateral pool to meet the loan-to-value requirements of the extension provision. We estimate that in order to exercise the extension option we will be required to reduce the outstanding balance on the facility by making a payment ranging between $17.5 million and $22.5 million during the second quarter 2011. In the event we do not satisfy all of the conditions of the loan extension, we will be required to repay or refinance the outstanding balance of the loan. In June 2011, the mortgage on the Crowne Plaza Hampton Marina, which may be extended to June 2012, subject to certain terms and conditions, matures. In July 2010, our mortgage on the Crowne Plaza Jacksonville Riverfront matured, but we were able to extend the maturity to July 2011.

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

We have substantial financial leverage.

At December 31, 2010, we had consolidated debt (net of cash) of $148.9 million. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

Our financial leverage could negatively affect our business and financial results, including the following:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for capital expenditures, future business opportunities, paying dividends or other purposes;

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;

•	limit our ability to refinance existing debt;

•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing;

•	force us to dispose of one or more of our properties, possibly on unfavorable terms;

•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;

•	force us to issue additional equity, possibly on terms unfavorable to existing shareholders;

•	limit our flexibility to make, or react to, changes in our business and our industry; and

•	place us at a competitive disadvantage, compared to our competitors that have less debt.

The recent general economic slowdown has negatively affected the financial performance of our hotels, which is the primary factor in determining their fair market value. If the current recovery stagnates or the general economic slowdown recurs, we may have difficulty complying with the covenants in our credit agreement.

Under the terms of our credit agreement, we must satisfy certain financial and non-financial covenants. As of December 31, 2010, we had $75.2 million outstanding under our credit agreement. In June 2010, we entered into an amendment to our credit agreement that adjusted the valuation methodology for valuing our existing hotel properties and converted the facility to non-revolving. Our credit agreement limits the principal balance that may be outstanding at any time to 85% of the value of the properties in our collateral pool based on the valuation methodology in the credit agreement. The valuation methodology applies a multiple to the net operating income of each property to determine its value for purposes of the credit facility, except with respect to the Crowne Plaza Tampa Westshore property, which is valued in the collateral pool at the lesser of (x) the appraised value and (y) $19.6 million. The credit agreement also contains financial covenants which include tests of our level of overall profitability and leverage. As of December 31, 2010, we were in compliance with all the required covenants.

Failure to maintain sufficient levels of financial performance at our hotel properties could cause the value of our collateral pool, as determined by the terms of the agreement, to fall below anticipated borrowing levels and could require us to immediately repay a portion of the outstanding indebtedness. Failure to repay required portions of our indebtedness would create a potential default under this credit agreement. In addition to the impact on the value of the collateral pool, failure to maintain sufficient levels of financial performance at our hotel properties could cause us to fail any of the financial performance covenant tests in our credit agreement. Failure to satisfy these covenants and conditions would create a potential default under this credit agreement. Our ability to maintain existing levels of debt on our credit facility beyond May 2011 is dependent on our ability to comply with the loan-to-value requirements of the extension provision of our credit agreement as well as various other financial covenants. We do not believe our encumbered properties will realize sufficient operating performance to allow the properties in our collateral pool to meet the loan-to-value requirements of the extension provision. We estimate that in order to exercise the extension option we will be required to reduce the outstanding balance on the facility by making a payment ranging between $17.5 million and $22.5 million during the second quarter 2011. In the event we do not satisfy all of the conditions of the loan extension, we will be required to repay or refinance the outstanding balance of the loan. While we may seek temporary or permanent relief through either an amendment or waiver, there can be no assurance that the lenders would grant an amendment or waiver, and any such amendment or waiver may include additional fees, increased interest rates or other more stringent terms and conditions that are materially disadvantageous to us. In order to avoid a default due to insufficiency of the collateral pool, we may have to repay a significant portion of the outstanding indebtedness. We are exploring potential sources of financing and are in discussions with our lending syndicate regarding the upcoming maturity date of our credit facility.

In the event of a default, for failure to satisfy any of the loan covenants or for failure to make timely repayment necessitated by an insufficiency of the collateral pool, our lender could require us to immediately repay all outstanding indebtedness under the credit facility. In order to repay all or a significant portion of the outstanding indebtedness, we would have to obtain financing from alternative debt sources or private or public offerings of debt or equity securities. There can be no assurance that such alternative financing sources would be available to us at all or on terms that are acceptable to us. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms. To the extent we cannot repay our outstanding debt, we risk losing some or all of these properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

If the recent economic slowdown continues to negatively affect the financial performance of our hotels, we may have difficulty refinancing existing indebtedness when it matures.

The amount of indebtedness lenders are willing to finance is generally limited to a percentage of a property’s fair market value. Valuations of hotel properties can be derived from various approaches, but a critical factor in the valuation is the financial performance, or potential financial performance, of the hotel. In June 2011, the $9.0 million mortgage on the Crowne Plaza Hampton Marina matures. We do not anticipate the property’s financial performance will be sufficient to meet the requirements for extending the loan an additional 12 months. In July 2011, the $18.0 million mortgage on the Crowne Plaza Jacksonville Riverfront matures. We do not anticipate that the property’s financial performance will be sufficient to refinance all of the existing indebtedness. We expect that we will be required to repay a portion of each property’s indebtedness upon extension or refinance. If we do not have sufficient funds to repay that portion of the indebtedness, it may be necessary to raise capital through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses and potentially reducing cash flow from operating activities if the sale proceeds in excess of the amount required to satisfy the indebtedness could not be reinvested in equally profitable real property investments.

In addition to refinancing mortgage indebtedness on individual properties, we may be required to refinance our indebtedness under the credit facility, which matures in May 2011 and may be extended to May 2012, provided that certain valuation and other criteria are met. We do not believe our encumbered properties will realize sufficient operating performance to allow the properties in our collateral pool to meet the loan-to-value requirements of the extension provision. Should the properties that comprise the collateral pool for the credit facility not achieve or maintain sufficient levels of financial performance, we may not be able to obtain adequate secured debt financing. Similar to the risk of refinancing mortgage indebtedness on individual properties, if we do not have sufficient funds to repay the indebtedness, we may have to raise additional capital, which may be subject to disadvantageous terms and higher rates of interest that would lower our cash flow; or we may have to dispose of hotel properties on disadvantageous terms.

Our liquidity, including access to capital markets and financing, could be constrained by limitations in the overall credit markets, our creditworthiness and our ability to comply with financial covenants in our debt instruments.

Our ability to borrow under new financial arrangements depends on our compliance with covenants in the related agreements and on our performance against covenants in our credit agreement that require compliance with certain financial ratios as of the end of each fiscal quarter. Among other restrictions, our credit agreement limits the amount of leverage we are allowed to undertake. To the extent that we are unable to maintain compliance with this and other requirements or to perform against the financial performance covenants, due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase debt service requirements on our floating rate debt, including any borrowings under our credit facility. Historically, borrowings under our credit facility have borne interest at floating interest rates of 30-day London Interbank Offered Rate (“LIBOR”) plus 1.625% to 3.25%, depending on our leverage ratio. In June 2010, we amended our credit facility, which increased our LIBOR-based, floating interest rate spread to 4.00% and imposed a minimum LIBOR of 0.75%. We had an interest-rate swap agreement that fixed the amount of interest on $30.0 million of the indebtedness which expired in April 2010. In conjunction with the execution of the fifth amendment to our credit agreement in June 2010, we entered into another interest-rate swap agreement that expires in May 2011 and fixes the amount of interest on $30.0 million of our indebtedness. To the extent that the total amount borrowed on the credit facility is less than the notional amount of the interest-rate swap, we are exposed to falling interest rates on the difference between the amount borrowed and the notional amount of the interest rate swap. To the extent that the total amount borrowed on the credit facility is more than the notional amount of the interest-rate swap, we are exposed to rising interest rates on the amount borrowed in excess of the notional amount of the swap. Any additional hedging transactions into which we enter would have to be structured so as to not jeopardize our status as a REIT. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

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

If the closing price of our shares fails to meet NASDAQ’s minimum bid price requirement for 30 consecutive days, or if we otherwise fail to meet all other applicable requirements of the NASDAQ Global Market, NASDAQ may make a determination to delist our shares of common stock. Any such delisting could have adverse effects by, among other things:

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

Risks Related to Our Business and Properties

If the economy falls back into a recessionary period or fails to maintain positive growth, our operating performance and financial results may be harmed by further declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry and the general economy have traditionally been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We incurred a net loss of approximately $3.3 million for our 2010 fiscal year. A renewed economic downturn may produce continued losses. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the severity or duration of such a downturn. Moreover, reduced revenues as a result of the weakening economy may also reduce our working capital and impact our long-term business strategy.

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

In keeping with our investment strategy, we may acquire, renovate and/or re-brand hotels in new or existing geographic markets as part of our repositioning strategy. Unanticipated expenses and insufficient demand for newly repositioned hotels could adversely affect our financial performance and our ability to comply with covenants in our credit agreement and to make distributions to our stockholders.

In May 2008, we opened the Sheraton Louisville Riverside following an extensive 18-month renovation of the hotel. In addition, in April 2008 we acquired the Hampton Marina Hotel in Hampton, Virginia and subsequently renovated the property as a part of its re-branding as the Crowne Plaza Hampton Marina. In March 2009, we opened the Crowne Plaza Tampa Westshore following a 16-month renovation of the hotel. In July 2010, we executed a Doubletree Franchise License Agreement with Hilton Worldwide for our Raleigh, North Carolina, property in order to up-brand the hotel from its current Holiday Inn affiliation. We are executing a product improvement plan and expect to rebrand the hotel no later than November 30, 2011. In As part of our business plan, we may continue to develop or acquire hotels in geographic areas in which our management may have little or no operating experience. Additionally, those properties may also be renovated and re-branded as part of a repositioning strategy. Potential customers may not be familiar with our newly renovated hotel or be aware of the brand change. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than expected and we may choose to increase spending on advertising and marketing to promote the hotel and increase customer demand. Unanticipated expenses and insufficient demand at new hotel properties, therefore, could adversely affect our financial performance and our ability to comply with covenants in our credit agreement and to make distributions to our stockholders.

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

As a REIT, we are required to distribute at least 90.0% of our REIT taxable income, excluding net capital gains, each year to our stockholders. However, several factors may make us unable to declare or pay distributions to our stockholders, including poor operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements that may be required by our franchisors.

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

Additionally, our ability to make distributions is constrained by the terms of the fourth and fifth amendments to our credit agreement. While our credit agreement permits the minimum distributions that allow us to maintain our status as a REIT provided that no default or event of default exists at the time of the distribution and we do not incur indebtedness to make the distribution, it provides additional conditions that must be met before payments in excess of the minimum distributions can be made. These additional conditions include certain liquidity requirements including (a) that we maintain at least $10.0 million of liquidity, which is measured by the sum of our unrestricted cash and cash equivalents and (b) a debt yield, which requires that we then have a ratio of EBITDA to total liabilities of at least 10%, provided the aggregate amount of such distributions in a given year cannot exceed 90% of FFO for the prior fiscal year.

Subject to the restrictions of our credit agreement, the amount of any dividend distributions is in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash to fund distributions.

Geographic concentration of our hotels makes our business vulnerable to economic downturns in the Mid-Atlantic and Southern United States.

Our hotels are located in the Mid-Atlantic and Southern United States. Economic conditions in the Mid-Atlantic and Southern United States significantly affect our revenues and the value of our hotels. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in these areas. Any resulting oversupply or reduced demand for hotels in the Mid-Atlantic and Southern United States and in our markets in particular would therefore have a disproportionate negative impact on our revenues and limit our ability to make distributions to stockholders.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our internal controls and financial reporting are not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes in the future. We may in the future discover areas of our internal controls that need improvement. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Risks Related to Conflicts of Interest of Our Officers and Directors

Conflicts of interest could result in our executive officers and certain of our directors acting in a manner other than in our stockholders’ best interest.

Conflicts of interest relating to MHI Hotels Services, the entity that manages the properties, and the terms of its management agreements may lead to management decisions that are not in the stockholders’ best interest.

Conflicts of interest relating to MHI Hotels Services may lead to management decisions that are not in the stockholders’ best interest. Certain of our officers and directors including Andrew M. Sims, our chairman and chief executive officer, Kim E. Sims and Christopher L. Sims, who currently serve on our board of directors, and William J. Zaiser, our executive vice president and chief financial officer, together own a controlling interest in MHI Hotels Services which manages our hotel properties. In addition, unless a majority of independent directors concludes otherwise, MHI Hotels Services has a right of first offer to manage hotels we acquire in the future, subject to certain exceptions, and receives substantial management fees based on the revenues and operating profit of our hotels. Our management agreements with MHI Hotels Services, including the financial terms thereof, were not negotiated on an arm’s-length basis and may be less favorable to us than we could have obtained from third parties.

Our management agreements establish the terms of MHI Hotels Services’ management of our hotels. Under certain circumstances, if we terminate our master management agreement as to one of the hotels, we will be required to pay MHI Hotels Services a termination fee. If we were to terminate the master management agreement with respect to all our hotels in connection with a sale of those hotels, the aggregate termination fee would be approximately $5.2 million as of December 31, 2010. There is no termination fee for the termination of the management agreement for our Tampa property. As majority owners of MHI Hotels Services, which would receive any management and management termination fees payable by us under the management agreement, Andrew M. Sims, William J. Zaiser, Kim E. Sims and Christopher L. Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so. In addition, Andrew M. Sims and William J. Zaiser will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

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

Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Andrew M. Sims, William J. Zaiser, Kim E. Sims, Christopher L. Sims, and Edward S. Stein may have different objectives than holders of our common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These individuals, together with their affiliates, owned as of December 31, 2010, in the aggregate, approximately 18.3% of the outstanding units in our operating partnership. These officers and directors may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or they may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Contractual obligations require us to nominate affiliates of the Sims family as two of our directors.

Pursuant to a strategic alliance agreement we entered into in December 2004, MHI Hotels Services has a contractual right to nominate one person for election as a director, to our board of directors, and, pursuant to his employment agreement with us, Andrew M. Sims has the right to be nominated as a director. These provisions in effect provide the Sims family and their affiliates the right to nominate two of our directors. As discussed herein, such persons have conflicts of interest with our company.

Our tax indemnification obligations, which were not the result of arm’s-length negotiations and which apply in the event that we sell certain properties, could subject us to liability, which we currently estimate to be approximately $18.4 million, and limit our operating flexibility and reduce our returns on our investments.

If we dispose of certain of our initial hotels, we would be obligated to indemnify the original contributors (including their permitted transferees and persons who are taxable on the income of a contributor or permitted transferee) against certain tax consequences of the sale pursuant to the tax indemnity agreements, the terms of which were not the result of arm’s-length negotiations. These original contributors include Andrew M. Sims, our chairman and chief executive officer, William J. Zaiser, our executive vice president and chief financial officer and Kim E. Sims and Christopher L. Sims, two of our current directors. We have agreed to pay a certain amount of a contributor’s tax liability with respect to gains allocated to such contributor under Section 704(c) of the Code if we dispose of a property contributed by such contributor in a taxable transaction during a “protected period,” which continues until the earlier of:

•	10 years after the contribution of such property; or

•	the date on which the contributor no longer owns, in the aggregate, at least 25.0% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

This tax indemnity will be equal to a certain amount of the federal and state income tax liability a contributor incurs with respect to the gain allocated to such contributor upon such sale based on a sliding scale percentage. Specifically, we are responsible for indemnifying the contributors for 100.0% of their tax liability during the first five years after contribution and for 50.0% of their tax liability during the sixth year, and will indemnify them for: 40.0%, during the seventh year; 30.0%, during the eighth year; 20.0%, during the ninth year; and 10.0%, during the tenth year. The terms of the tax indemnity agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. While the tax indemnities do not contractually limit our ability to conduct our business in the way we desire, we are less likely to sell any of the contributed properties in a taxable transaction during the protected period because of the significant tax liability we would have to the contributors. Instead, we would likely hold the property for the entire protected period or seek to transfer the property in a tax-deferred like-kind exchange.

As six years have elapsed since the properties were contributed, if we were to sell, during 2011in a taxable transaction, the five initial hotels that were contributed to us in our initial public offering in exchange for units immediately after the closing of our initial public offering, substituting our property in Jeffersonville, Indiana for the property in Williamsburg, Virginia, our estimated total tax indemnification obligation to our indemnified contributors, including the gross-up payment, would be approximately $18.4 million and decreasing until the end of 2014 at which time the indemnification agreement expires.

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

Our agreements with MHI Hotels Services and its affiliates, including the contribution agreements, management agreements, strategic alliance agreement, subleases, partnership agreement of our operating partnership and employment agreements, were not negotiated on an arms’ length basis and may be less favorable to us than we could have obtained from third parties.

In connection with our initial public offering, we entered into various agreements with MHI Hotels Services and its affiliates, including contribution agreements, a management agreement, a strategic alliance agreement, subleases, the partnership agreement of our operating partnership and employment agreements. In addition, we entered into separate management agreements with MHI Hotels Services relating to our Tampa, Florida, property and our joint venture for the Hollywood, Florida, property. The terms of all of these agreements were determined by our management team, who had conflicts of interest as described above and ownership interests in MHI Hotels Services and its affiliates. The terms of all of these agreements may be less favorable to us than we could have obtained from third parties.

We may realize reduced revenue because our management company may experience conflicts of interest in connection with the management of the resort property in addition to the management of its other properties.

MHI Hotels Services may experience conflicts of interest in connection with the management of our resort property and one of our initial hotel properties, which are located less than ten miles from each other, and its continued management of an additional resort property not owned by us and located nearby in the same geographic market. The fees MHI Hotels Services earns for managing our properties are largely fixed under our management agreements with MHI Hotels Services and may be less than the fees it earns for managing the resort property that we do not own or lease. Because MHI Hotels Services handles the reservations for all of these properties, MHI Hotels Services may have a greater financial incentive to direct guests to the resort property that we do not own or lease.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, our credit agreement requires that we set aside annual amounts for capital improvements to our hotel properties equal to 3.0% of room revenues. Based upon our hotels’ gross revenue in fiscal year 2010, the average lender’s capital improvements reserve contribution requirement for all of our hotels would have been approximately $2.3 million based on 3.0% capital improvement reserves. For the years ended December 31, 2010 and 2009, we spent approximately $2.9 million and approximately $12.8 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

Our hotels operate under franchise agreements which subject us to risks in the event of negative publicity related to one of our franchisors.

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

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise license or to operate the hotel without a franchise license. The loss of a franchise license could significantly decrease the revenues at the hotel and reduce the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition and results of operations, our ability to comply with our loan covenants and reduce our cash available for distribution to stockholders.

Hotel re-development is subject to timing, budgeting and other risks that would increase our operating costs and limit our ability to make distributions to stockholders.

We intend to acquire hotel properties from time to time as suitable opportunities arise, taking into consideration general economic conditions, and seek to re-develop or reposition these hotels. Redevelopment of hotel properties involve a number of risks, including risks associated with:

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

The hotel business is capital intensive and our inability to obtain financing could limit our growth.

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. In addition, our credit agreement requires that we set aside annual amounts for capital improvements to our hotel properties equal to 3.0% of room revenues. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90.0% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund significant capital expenditures, acquisitions or hotel development through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund any significant investments or capital improvements, but due to the recent recession and disruption of capital markets, these sources of funds may not yet be available to us on reasonable terms and conditions. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our charter nor our bylaws limit the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, such as Hurricane Katrina in New Orleans in August 2005, losses from foreign terrorist activities such as those on September 11, 2001, or losses from domestic terrorist activities such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. We do not intend to obtain terrorism insurance on our hotel properties because it is costly. Lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could reduce our net income and limit our ability to obtain future financing.

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

The hotel properties that we acquire may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. Contingent or unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for environmental conditions;

•	losses in excess of our insured coverage;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax, legal and regulatory liabilities;

•

claims of customers, vendors or other persons dealing with the Company’s predecessors prior to our formation or acquisition transactions that had not been asserted or were unknown prior to the Company’s formation or acquisition transactions; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of our properties.

In general, the representations and warranties provided under the transaction agreements related to the sales of the hotel properties may not survive the closing of the transactions. While we will likely seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Future terrorist activities may adversely affect, and create uncertainty in, our business.

Terrorism in the United States or elsewhere could have an adverse effect on our business, although the degree of impact will depend on a number of factors, including the U.S. and global economies and global financial markets. Previous terrorist attacks in the United States and subsequent terrorism alerts have adversely affected the travel and hospitality industries over the past several years. Such attacks, or the threat of such attacks, could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and/or our results of operations and financial condition, as a whole.

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

•

civil unrest, acts of God, including earthquakes, floods and other natural disasters such as Hurricane Katrina in New Orleans in August 2005, which may result in uninsured losses, and acts of war or terrorism, including the consequences of terrorist acts, such as those that occurred on September 11, 2001.

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

Risks Related to Our Organization and Structure

Our ability to effect a merger or other business combination transaction may be restricted by our operating partnership agreement.

In the event of a change of control of our company, the limited partners of our operating partnership will have the right, for a period of 30 days following the change of control event, to cause the operating partnership to redeem all of the units held by the limited partners for a cash amount equal to the cash redemption amount otherwise payable upon redemption pursuant to the partnership agreement. This cash redemption right may make it more unlikely or difficult for a third party to propose or consummate a change of control transaction, even if such transaction were in the best interests of our stockholders.

Provisions of our charter may limit the ability of a third party to acquire control of our company.

Aggregate Share and Common Share Ownership Limits

Our charter provides that no person may directly or indirectly own more than 9.9% of the value of our outstanding shares of capital stock or more than 9.9% of the number of our outstanding shares of common stock. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their interest. Our board of directors has discretion to waive that ownership limit if the board receives evidence that ownership in excess of the limit will not jeopardize our REIT status.

Authority to Issue Stock

Our amended and restated charter authorizes our board of directors to issue up to 49,000,000 shares of common stock and up to 1,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our stock, even if stockholders believe that a change of control is in their interest. We will be able to issue additional shares of common or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded.

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

Additionally, Title 8, Subtitle 3 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price.

Provisions in our executive officers’ employment agreements and the strategic alliance agreement may make a change of control of our company more costly or difficult.

Our employment agreements with Andrew M. Sims, our chief executive officer, William J. Zaiser, our executive vice president and chief financial officer, and David R. Folsom, our president and chief operating officer, contain provisions providing for substantial payments to these officers in the event of a change of control of our company. Specifically, if we terminate these executive’s employment without cause or the executive resigns with good reason, which includes a failure to nominate Andrew M. Sims to our board of directors or his involuntary removal from our board of directors, unless for cause or by vote of the stockholders, or if there is a change of control, each of these executives is entitled to the following:

•	any accrued but unpaid salary and bonuses;

•	vesting of any previously issued stock options and restricted stock;

•	payment of the executive’s life, health and disability insurance coverage for a period of five years following termination;

•	any unreimbursed expenses; and

•

a severance payment equal to three times for Andrew M. Sims’ and David R. Folsom’s and two times for William J. Zaiser’s respective combined salary and actual bonus compensation for the preceding fiscal year.

In addition, these executives will receive additional payments to compensate them for the additional taxes, if any, imposed on them under Section 4999 of the Code by reason of receipt of excess parachute payments. We will not be able to deduct any of the above amounts paid to the executives for tax purposes.

These provisions may make a change of control of our company, even if it is in the best interests of our stockholders, more costly and difficult and may reduce the amounts our stockholders would receive in a change of control transaction.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.

In order to maintain our REIT qualification, we cannot be closely held (i.e., more than 50.0% in value of our outstanding stock cannot be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year (other than the first year for which a REIT election is made)). To preserve our REIT qualification, our charter contains a 9.9% aggregate share ownership limit and a 9.9% common share ownership limit. Generally, any shares of our stock owned by affiliated persons will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

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

The ability of our board of directors to change our major corporate policies may not be in your best interest.

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

In August 2007, we purchased a 25.0% indirect, noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. Carlyle owns a 75.0% controlling interest in the joint venture and is in a position to exercise sole decision-making authority regarding the property including, but not limited to, the method and timing of disposition of the property.

We may co-invest in the future with Carlyle or other third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Partners or joint venture partners may have economic or other business interests or goals, which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we, nor the partner or joint venture partner, would have full control over the partnership or joint venture. Disputes between us and partners or joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners or joint venture partners. For example, we may be required to guarantee indebtedness incurred by a partnership, joint venture or other entity for the purchase or renovation of a hotel property. Such a guarantee may be on a joint and several basis with our partner or joint venture partner in which case we may be liable in the event such party defaults on its guaranty obligation.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our chairman and chief executive officer, Andrew M. Sims; our president and chief operating officer, David R. Folsom; and our executive vice president and chief financial officer, William J. Zaiser, to manage our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations.

Federal Income Tax Risks

The federal income tax laws governing REITs are complex.

We intend to operate in a manner that will maintain our qualification as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. We have not applied for or obtained a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can continue to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. We are not aware, however, of any pending tax legislation that would adversely affect our ability to qualify as a REIT.

Failure to make distributions could subject us to tax.

In order to maintain our qualification as a REIT, each year we must pay out to our stockholders in distributions at least 90.0% of our REIT taxable income, excluding net capital gain. To the extent that we satisfy this distribution minimum, but distribute less than 100.0% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than the minimum amount specified under federal tax laws. Our credit agreement allows us to distribute the minimum amount necessary for us to maintain our qualification as a REIT provided that we meet certain conditions, including a requirement that no event of default exists. Our only source of funds to make these distributions comes from rent and dividends we receive from our TRS Lessee, which in turn receives revenues from hotel operations. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.

Failure to qualify as a REIT would subject us to federal income tax.

If we fail to qualify as a REIT in any taxable year, we will be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. The resulting tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results in order to pay any such tax. Unless we are entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our qualification. If we lost our REIT status, our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to our stockholders, and any distributions that we do make will not be deductible by us. This would substantially reduce our earnings, our cash available to pay distributions, and the value of our common stock.

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

We will incur a 100.0% excise tax on transactions with MHI Holding and our TRS Lessee that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by our TRS Lessee to us exceeds an arm’s-length rental amount, such amount potentially will be subject to this excise tax. We intend that all transactions between us and MHI Holding and our TRS Lessee will be conducted on an arm’s-length basis and, therefore, that the rent paid by our TRS Lessee to us will not be subject to this excise tax.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets. For example:

•	we will be required to pay tax on undistributed REIT taxable income;

•	we may be required to pay “alternative minimum tax” on our items of tax preference;

•

if we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate;

•

if we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100.0% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business; and

•

MHI Holding is a fully taxable corporation and is required to pay federal and state taxes on its income, which will consist of the revenues from the hotels leased from our operating partnership, net of the operating expenses for such hotels and rent payments to us.

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

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect us or could adversely affect you as a stockholder. Under current law, “qualified dividends,” which include dividends from domestic C corporations that are received before 2013 and paid to non-corporate stockholders are subject to a reduced rate of tax of 15.0%. Because REITs generally do not pay corporate-level taxes as a result of the dividends paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for the 15.0% reduced tax rate. The federal income tax laws recently extended the applicability of the 15.0% tax rate on qualified dividends through December 31, 2012, thus non-corporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

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

We elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2004. We believe we have operated so as to qualify as a REIT under the Code and believe that our current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to continue to qualify as a REIT. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, we must satisfy a 75% gross income test pursuant to Code Section 856(c)(3) and a 95% gross income test pursuant to Code Section 856(c)(2) each taxable year. In addition, we must pay dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. While historically we have satisfied the distribution requirement discussed above by making cash distributions to our stockholders, we may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, our stock. For distributions with respect to taxable years ending on or before December 31, 2011, and in some cases declared as late as December 31, 2012, recent IRS guidance allows us to satisfy up to 90% of this distribution requirement through the distribution of shares of our stock, if certain conditions are met. The provisions of the Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in our case because we hold our assets through the operating partnership.

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

If our TRS Lessee does not qualify as a taxable REIT subsidiary, or if our hotel manager does not qualify as an “eligible independent contractor,” we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We currently lease substantially all of our hotels to our TRS Lessee, and expect to continue to do so. So long as our TRS Lessee qualifies as a taxable REIT subsidiary, it will not be treated as a “related party tenant” with respect to our properties that are managed by an independent hotel management company that qualifies as an “eligible independent contractor.” We believe that our TRS Lessee will continue to qualify to be treated as a taxable REIT subsidiary for federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS Lessee for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS Lessee from treatment as a taxable REIT subsidiary, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to be qualifying income for purposes of the two gross income tests. If we failed to meet any of the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes.

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

Foreign investors may be subject to U.S. tax on the disposition of our stock if we do not qualify as a “domestically controlled” REIT.

A foreign person disposing of a “U.S. real property interest,” which includes stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax (at a maximum rate of 35% under current law) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the gain recognized on the disposition. Additionally, the transferee will be required to withhold 10% on the amount realized on the disposition. This 10% is creditable against the U.S. federal income tax liability of the foreign transferor in connection with such transferor’s disposition of our stock FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled” (i.e., less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence). We cannot be sure that we will qualify as a “domestically controlled” REIT. If we do not so qualify, gain realized by foreign investors on a sale of our stock would be subject to U.S. income and withholding tax under FIRPTA, unless our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding stock.

Legislative or regulatory action could adversely affect you.

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect our investors. You are strongly encouraged to consult with your own tax advisor with respect to the status of any legislative, regulatory or administrative developments, announcements and proposals and their potential impact on your investment in our stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 1, 2011, our portfolio consisted of the following properties:

Wholly-Owned Properties	Number of Rooms	Location
Crowne Plaza Hampton Marina	173	Hampton, Virginia
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, Florida
Crowne Plaza Tampa Westshore	222	Tampa, Florida
Holiday Inn Brownstone	187	Raleigh, North Carolina
Holiday Inn Laurel West	207	Laurel, Maryland
Hilton Philadelphia Airport	331	Philadelphia, Pennsylvania
Hilton Savannah DeSoto	246	Savannah, Georgia
Hilton Wilmington Riverside	272	Wilmington, North Carolina
Sheraton Louisville Riverside	180	Jeffersonville, Indiana

Total rooms in our wholly-owned portfolio	2,110

Joint Venture Property
Crowne Plaza Hollywood Beach Resort	311	Hollywood, Florida

Total rooms in our portfolio	2,421

We also own two leasehold interests in the Shell Island Resort, a 169-unit condominium resort property in Wrightsville Beach, North Carolina, which were purchased for $3.5 million with the proceeds of our initial public offering. One lease relates to the restaurant, kitchens, meeting rooms, ballroom, laundry, maintenance shop, offices and certain maid closets. The second lease relates to the resort’s common areas and includes the lobby, swimming pools, outdoor café, front desk, back office, gift shop, certain storage areas, and ingress and egress throughout the building, including parking areas. Our operating partnership entered into sublease arrangements to sublease our entire leasehold interests in the property at Shell Island to our management company. The management company operates the property as a hotel and manages a rental program for the benefit of the condominium unit owners. Our Operating Partnership receives fixed annual rent and incurs annual lease expenses in connection with the subleases of such property.

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

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to March 11, 2008, our common stock traded on the American Stock Exchange, or AMEX, under the symbol “MDH”. On March 11, 2008, we terminated our listing on the AMEX and listed our common stock on the NASDAQ® Global Market also under the symbol “MDH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on NASDAQ:

	Price Range
	High	Low
Year Ended December 31, 2010
First Quarter	$2.82	$1.80
Second Quarter	$3.88	$1.75
Third Quarter	$2.60	$1.75
Fourth Quarter	$2.82	$2.02
Year Ended December 31, 2009
First Quarter	$2.00	$0.76
Second Quarter	$2.44	$0.91
Third Quarter	$3.50	$1.13
Fourth Quarter	$3.24	$1.51

The closing price of our common stock on the NASDAQ Global Market on March 1, 2011 was $2.75 per share.

Stockholder Information

As of March 1, 2011, there were 85 holders of record of our common stock and as of March 1, 2011, there were 3,349 beneficial owners of our common stock.

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Dividend and Distribution Information

We elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to our stockholders of at least 90.0% of our REIT taxable income, excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessee, and in turn, upon the management of our properties by our hotel manager. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS Lessee may retain any after-tax earnings.

The following table sets forth our dividend payments for fiscal year 2009 to present:

Dividend Payments
Date Declared	For the Quarter Ended	Date Paid	Amount per Share
April 2009	March 31, 2009	June 30, 2009	$0.01
January 2009	December 31, 2008	March 30, 2009	$0.01

In December 2008, in the interest of capital preservation and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2010, we amended our dividend policy and reduced the level of our cash dividend payments. Our ability to make distributions is constrained by the terms of the fourth and fifth amendments to our credit agreement. While our credit agreement permits the minimum distributions that allow us to maintain our status as a REIT provided that no default or event of default exists at the time of, or after giving effect to, the distribution and we do not incur indebtedness to make the distribution, it provides additional conditions that must be met before payments in excess of the minimum distributions can be made. We may make such additional dividend distributions so long as no event of default exists at the time, or after giving effect to, such additional distributions if we maintain a minimum liquidity position of $10 million and satisfy a debt yield ratio of EBITDA to total liabilities of at least 10% before and after giving effect to such distribution, provided the aggregate amount of such distributions in a given year cannot exceed 90% of FFO for the prior fiscal year.

The amount of future distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Code’s annual distribution requirements, the terms of our credit agreement, and other factors, which our board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for MHI Hospitality Corporation for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The following selected historical financial data was derived from audited combined financial statements contained elsewhere in this Annual Report on Form 10-K. These financial statements have been audited by Witt Mares, PLC (formerly PKF Witt Mares, PLC) our independent registered public accounting firm. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

The information presented below is only a summary and does not provide all of the information contained in our financial statements, including notes thereto, and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

MHI HOSPITALITY CORPORATION

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Statement of Operations
Total Revenues	$77,382,344	$71,518,726	$70,762,732	$69,814,379	$67,241,797
Total Operating Expenses excluding Depreciation and Amortization	(62,451,362)	(59,224,408)	(58,810,002)	(55,014,439)	(52,802,704)
Depreciation and Amortization	(8,506,802)	(8,420,085)	(6,346,222)	(5,050,234)	(4,916,721)
Net Operating Income	6,424,180	3,874,234	5,606,509	9,749,706	9,522,372
Interest Income	22,305	41,999	72,547	132,714	253,954
Interest Expense	(10,030,517)	(9,661,871)	(6,811,460)	(4,211,785)	(4,261,422)
Other Income—Net	546,115	(927,924)	(1,263,304)	(2,034,539)	(127,876)
Income Tax Benefit (Provision)	(214,344)	1,807,126	1,475,695	187,888	(253,966)
Loss from Discontinued Operations	—	—	—	—	(62,663)
Net Income (Loss)	(3,252,261)	(3,010,587)	(920,014)	3,823,984	5,070,399
Net Income (Loss) Attributable to Noncontrolling Interest	(869,317)	(1,036,757)	(322,127)	1,362,967	1,889,387
Net Income (Loss) Attributable to the Company	$(2,382,944)	$(1,973,830)	$(597,887)	$2,461,017	$3,181,012

Statement of Cash Flows
Cash from Operations—net	$4,728,271	$3,182,605	$7,214,566	$12,786,427	$11,095,731
Cash used in Investing—net	(3,469,608)	(11,007,214)	(51,931,701)	(35,002,314)	(12,959,755)
Cash from (used in) Financing—net	(1,756,261)	9,595,949	42,447,582	24,759,096	2,807,705
Net Increase (Decrease) in Cash and Cash Equivalents	$(497,599)	$1,771,340	$(2,269,553)	$2,543,209	$943,681

Balance Sheet
Total Assets(1)	$209,583,431	$213,959,755	$211,218,434	$159,958,990	$127,602,813
Total Long-Term Debt including Current Portion(1)	72,192,253	72,738,250	72,256,168	55,000,000	41,607,099
Total Current and Long-Term Liabilities(1)	158,775,128	160,118,259	157,442,238	100,083,094	64,579,738
Noncontrolling Interest(1)	11,867,096	15,660,933	17,461,147	19,689,453	21,001,287
Total MHI Hospitality Corporation Stockholders’ Equity(1)	38,941,207	38,180,293	36,315,049	40,186,443	42,021,788

Operating Data
Average Number of Available Rooms	2,110	2,071	1,775	1,537	1,537
Total Number of Available Room Nights	770,150	755,942	649,499	561,005	561,005
Occupancy Percentage(2)	66.0%	60.4%	62.0%	69.8%	69.7%
Average Daily Rate (ADR)(2)	$104.42	$107.21	$119.50	$118.86	$112.22
RevPAR(2)	$68.93	$64.74	$74.04	$82.97	$78.26

Additional Financial Data
FFO(3)	$5,971,900	$5,997,948	$6,292,400	$9,249,327	$10,038,636
Earnings Per Share	$(0.25)	$(0.28)	$(0.09)	$0.36	$0.47

(1)	As of the period end.

(2)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. Average Daily Rate, ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. Revenue Per Available Room, RevPAR, is calculated by dividing the total daily room revenue by the total daily number of rooms available.
(3)	Funds from Operations, FFO, is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required GAAP presentations, has improved the understanding of the operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs. Below is a reconciliation of FFO to net income (loss).

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Reconciliation of FFO
Net Income (Loss)	$(3,252,261)	$(3,010,587)	$(920,014)	$3,823,984	$5,070,399
Add Depreciation and Amortization	8,506,802	8,420,085	6,346,222	5,050,234	5,053,589
Add Equity in Depreciation on Joint Venture	546,055	545,580	545,659	135,445	—
Subtract Gain/ Add Loss on Asset Disposal	171,304	42,870	320,533	239,664	(48,853)

Funds From Operations	$5,971,900	$5,997,948	$6,292,400	$9,249,327	$10,038,636

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-managed and self-administered REIT incorporated in Maryland in August 2004 to pursue opportunities primarily in the full-service upper-upscale and upscale segments of the hotel industry located in primary and secondary markets in the Mid-Atlantic and Southern United States. We commenced operations in December 2004 when we completed our initial public offering and thereafter consummated the acquisition of six initial hotel properties. Since our initial public offering, we have engaged in the following acquisitions and dispositions:

•	On July 22, 2005, we acquired the Crowne Plaza Jacksonville Riverfront (formerly, the Hilton Jacksonville Riverfront).

•	On August 10, 2006, we sold the Holiday Inn Downtown Williamsburg.

•	On September 20, 2006, we acquired the Louisville Ramada Riverfront Inn, which went through an extensive renovation and re-opened in May 2008 as the Sheraton Riverside Louisville.

•

On August 8, 2007, through our joint venture with Carlyle, we acquired a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida.

•

On October 29, 2007, we acquired a hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, which went through an extensive renovation and re-opened in March 2009 as the Crowne Plaza Tampa Westshore.

•	On April 24, 2008, we acquired the Hampton Marina Hotel in Hampton, Virginia, which has been renovated and was converted to the Crowne Plaza Hampton Marina in October 2008.

Our wholly-owned hotel portfolio currently consists of nine full-service, upper upscale and mid-scale hotels which are 100.0% owned by subsidiaries of our operating partnership. We also own a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort and we have leasehold interests in a resort condominium facility in Wrightsville Beach, North Carolina.

Our hotel portfolio currently consists of ten full-service, upper-upscale and upscale hotels with 2,421 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels, totaling 2,110 rooms, are 100% owned by subsidiaries of our Operating Partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle and we have leasehold interests in a resort condominium facility in Wrightsville Beach, North Carolina. As of December 31, 2010, we owned the following hotel properties:

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

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership and we own an approximate 74.0% interest in our operating partnership, with the remaining interest being held by limited partners who were contributors of our original hotel properties and related assets.

To qualify as a REIT, we cannot operate hotels. Therefore, our Operating Partnership leases our wholly-owned hotel properties to our TRS Lessee. Our TRS Lessee has engaged MHI Hotels Services to manage our hotels. Our TRS Lessee, and its parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

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

Results of Operations

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

The following table illustrates the key operating metrics for the years ended December 31, 2010 and 2009 for our nine wholly-owned properties (“actual properties”) as well as the eight wholly-owned properties in our portfolio that were not under development and under our control during all of 2010 and 2009 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Tampa Westshore, which opened in March 2009.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Actual	Same-Store	Actual	Same-Store
Occupancy %	66.0%	66.6%	60.4%	62.3%
ADR	$104.42	$106.08	$107.21	$108.81
RevPAR	$68.93	$70.69	$64.74	$67.78

Revenue. Total revenue for the year ended December 31, 2010 was approximately $77.4 million, an increase of approximately $5.9 million or 8.2% from total revenue for the year ended December 31, 2009 of approximately $71.5 million. Increases in revenue at the Hilton Savannah DeSoto, the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore offset decreases in revenue at our properties in Laurel, Maryland and Jacksonville, Florida.

Room revenues at our properties for the year ended December 31, 2010 increased approximately $4.2 million or 8.5% to approximately $53.1 million compared to room revenues for the year ended December 31, 2009 of approximately $48.9 million. The increase in room revenue was mostly attributable to increases in occupancy at our recently renovated properties in Savannah, Georgia; Jeffersonville, Indiana; Hampton, Virginia; and Tampa, Florida. We expect occupancy and ADR to increase as demand continues to strengthen as the overall economy stabilizes.

Food and beverage revenues at our properties for the year ended December 31, 2010 increased approximately $1.9 million or 10.6% to approximately $19.9 million compared to food and beverage revenues for the year ended December 31, 2009 of approximately $18.0 million. More than half of the increase in food and beverage revenue was attributable to the Crowne Plaza Tampa Westshore. Significant increases in food and beverage revenue at our properties in Savannah, Georgia and Wilmington, North Carolina helped offset decreases at our properties in Jacksonville, Florida and Laurel, Maryland.

Other operating revenues for the year ended December 31, 2010 decreased approximately $0.2 million or 4.4% to approximately $4.4 million compared to other operating revenues for the year ended December 31, 2009 of approximately $4.6 million. A lower level of group cancellation fees during 2010 compared to the high level of group cancellation fees in 2009 as many businesses curtailed discretionary spending at many of our properties, accounted for a significant portion of the decrease.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $3.0 million or 5.4% for the year ended December 31, 2010 to approximately $59.1 million compared to hotel operating expenses for the year ended December 31, 2009 of approximately $56.1 million. Increases in expenses that vary directly with increases in revenue, such as food and beverage expense, management fees and franchise fees, accounted for approximately half the increase in hotel operating expenses.

Rooms expense at our properties for the year ended December 31, 2010 increased approximately $1.1 million or 7.6% to approximately $15.1 million compared to rooms expense of approximately $14.0 million for the year ended December 31, 2009. The increase in rooms expense was generally attributable to the 9.3% increase in occupancy.

Food and beverage expenses at our properties for the year ended December 31, 2010 increased approximately $1.0 million or 8.3% to approximately $13.2 million compared to food and beverage expense of approximately $12.2 million for the year ended December 31, 2009. The increase in food and beverage expense was generally attributable to the 10.6% increase in food and beverage revenue.

Indirect expenses at our properties for the year ended December 31, 2010 increased approximately $1.0 million or 3.4% to approximately $30.0 million compared to indirect expenses of approximately $29.0 million for the year ended December 31, 2009. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees, franchise fees and energy costs.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2010 increased approximately $0.1 million or 1.0% to approximately $8.5 million compared to depreciation and amortization expense of approximately $8.4 million for the year ended December 31, 2009. We expect depreciation and amortization to remain at this level for the current portfolio of hotels.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2010 increased approximately $0.2 million or 6.9% to approximately $3.4 million compared to corporate general and administrative expenses of approximately $3.2 million for the year ended December 31, 2009.

Interest Expense. Interest expense for the year ended December 31, 2010 increased approximately $0.3 million or 3.8% to approximately $10.0 million compared to approximately $9.7 million of interest expense (net of capitalized interest of approximately $0.3 million) for the year ended December 31, 2009. Higher interest expense relates mostly to interest expense for a full year on the borrowings on the credit facility used to fund the acquisition and renovation of the Crowne Plaza Tampa Westshore which opened in March 2009.

Equity Income (Loss) in Joint Venture. Equity income in the joint venture was approximately $17.0 thousand for the year ended December 31, 2010 compared to an equity loss in the joint venture of approximately $249.4 thousand for the year ended December 31, 2009 and represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the year ended December 31, 2010, the Crowne Plaza Hollywood Beach Resort reported occupancy of 80.0%, ADR of $120.73 and RevPAR of $96.53. This compares with results reported by the hotel for the year ended December 31, 2009 of occupancy of 70.7%, ADR of $121.06 and RevPAR of $85.62.

Income Tax (Provision) Benefit. The income tax provision for the year ended December 31, 2010 was approximately $0.2 million compared to an income tax benefit for the year ended December 31, 2009 of approximately $1.8 million. The income tax (provision) benefit is primarily derived from the operations of our TRS lessee. Our TRS lessee realized operating income for the year ended December 31, 2010 compared to a net operating loss for the year ended December 31, 2009.

Net Loss. Net loss attributable to the Company for the year ended December 31, 2010 increased approximately $0.4 million to approximately $2.4 million compared to net loss attributable to the Company of approximately $2.0 million for the year ended December 31, 2009 as a result of the operating results discussed above.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The following table illustrates the key operating metrics for the years ended December 31, 2009 and 2008 for our nine wholly-owned operating properties (“actual properties”) as well as the six wholly-owned properties in our portfolio that were under our control during all of 2009 and 2008 and were not under development (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Hampton Marina, which we purchased in April 2008; the Sheraton Louisville Riverside, which opened in May 2008; or the Crowne Plaza Tampa Westshore, which opened in March 2009.

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

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $0.2 million or 0.3% for the year ended December 31, 2009 to approximately $56.1 million compared to hotel operating expenses for the year ended December 31, 2008 of approximately $55.9 million. Incremental hotel operating expenses of approximately $6.6 million from the newly opened Crowne Plaza Tampa Westshore, as well as full-year operations reflected in 2009 for the Sheraton Louisville Riverside which opened in May 2008, and the Crowne Plaza Hampton Marina which was acquired in April 2008, offset decreased hotel operating expenses of approximately $6.4 million at our other six properties which were realized as a result of cost-cutting measures.

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

Interest Expense. Interest expense for the year ended December 31, 2009 increased approximately $2.9 million or 41.8% to approximately $9.7 million (net of capitalized interest of approximately $0.3 million) compared to approximately $6.8 million of interest expense (net of capitalized interest of approximately $1.6 million) for the year ended December 31, 2008. Higher interest expense relates to borrowings on the credit facility used to fund the acquisition and renovation of the Crowne Plaza Tampa Westshore; interest expense for a full year on the borrowings on the credit facility associated with the Sheraton Louisville Riverside subsequent to its re-opening and completion of its renovations; borrowings on the mortgage on the Hilton Savannah DeSoto for completion of the renovations at that property, as well as borrowings associated with the purchase of the property in Hampton, Virginia. The additional interest expense related to these borrowings, as well as the interest expense related to the increase in the interest-rate spread on our line of credit which was raised by 1.125% upon execution of the third amendment, was offset by a significant decrease in the level of interest rates from 2008 to 2009.

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

Net Loss. Net loss attributable to the Company for the year ended December 31, 2009 increased approximately $1.4 million to approximately $2.0 million compared to a net loss of approximately $0.6 million for the year ended December 31, 2008 as a result of the operating results discussed above.

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2010 was approximately $4.7 million. We expect that the net cash provided by operations will be adequate to fund the Company’s operating requirements, scheduled payments of principal and interest and the payment of dividends in accordance with federal income tax laws which require us make annual distributions to our stockholders of at least 90.0% of our REIT taxable income, excluding net capital gain.

Investing Activities. Approximately $2.9 million was spent during the year ended December 31, 2010 on renovations and capital improvements.

Financing Activities. For the year ended December 31, 2010, net cash used in financing activities was approximately $1.8 million. We incurred costs of approximately $0.7 million associated with the modification of our credit facility and made principal payments of approximately $0.3 million on our credit facility and principal payments of $0.7 million on our mortgage indebtedness.

Capital Expenditures

Since mid-2004, we have completed product improvement plans (“PIP”s) in connection with the licensing or re-licensing at eight of our nine properties. With the exception of a product improvement plan in connection with the licensing of our property in Raleigh, North Carolina as the Doubletree Hotel Raleigh Downtown before its current franchise license expires in December 2011, we anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, over the next 12 to 24 months will be lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures at 4.0% of gross revenue. However, in light of the current economic climate and in the interest of preserving capital, we aim to restrict capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to a product improvement plan should total 2.75% to 3.25% of gross revenues during the next 12 to 24 months.

We estimate the remaining capital expenditures related to the product improvement plan underway in Raleigh, North Carolina will be approximately $2.4 million and expect to fund it out of operations. We expect capital expenditures for the replacement or refurbishment of furniture, fixtures and equipment at our remaining properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We deposit an amount equal to 4.0% of gross revenue for both the Hilton Savannah DeSoto and Hilton Wilmington Riverside and 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront. In January 2010, we began depositing an amount equal to 4.0% of gross revenue for the Crowne Plaza Hampton Marina. In June 2010, we began depositing an amount equal to 3.0% of room revenues for our remaining properties.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of approximately $5.2 million, of which $2.2 million was in restricted reserve accounts as well as real estate tax and insurance escrows. As of December 31, 2010, our secured credit facility had an outstanding balance of approximately $75.2 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly and quarterly payments of principal and interest, as well as mandatory prepayments on the credit facility based on excess cash flow, as defined in the agreement, as amended.

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

We do not believe our encumbered properties will realize sufficient operating performance to allow the properties in our collateral pool to meet the loan-to-value requirements of the extension provision. We estimate that in order to exercise the extension option we will be required to reduce the outstanding balance on the facility by making a payment ranging between $17.5 million and $22.5 million during the second quarter 2011. In the event we do not satisfy all of the conditions of the loan extension, we will be required to repay or refinance the outstanding balance of the loan. We will need to raise additional capital for this purpose and are pursuing potential sources of additional capital. Sources of additional capital to fund any required reductions in the amount outstanding on the credit facility may include a combination of some or all of the following:

•	The issuance of shares of preferred stock and convertible securities;

•	The issuance of additional shares of our common stock;

•	The issuance of additional units in the operating partnership;

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the refinancing of hotel properties;

•	The selective disposition of core or non-core assets; and

•

The sale or contribution of some of our wholly-owned properties, development projects or development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contribution.

We are uncertain whether, when and under what terms such sources of capital will be available to us.

We are exploring potential sources of financing and are in discussions with our lending syndicate regarding the upcoming maturity date of our credit facility.

Should the recent economic recovery falter or weakness in the lodging industry return and reduce our operating cash flows and financial performance or weaken our financial condition below the levels necessary to comply with the loan-to-value requirements or the financial covenants in our credit agreement, we may be required to make additional payments beyond those described above on all or a portion of the outstanding debt. Any such payment will require us to obtain additional capital, which may not be available to us on favorable terms, if at all.

In June 2011, the mortgage on the Crowne Plaza Hampton Marina matures, but may be extended an additional twelve months provided the operating performance of the property meets certain debt service coverage criteria. We anticipate that the operating performance of the property will be insufficient to meet the extension requirements. We may be required to reduce the mortgage balance by an amount up to $4.0 million in order to secure the extension or to refinance the existing mortgage in indebtedness with a different lender.

In June 2010, we exercised our right to extend the mortgage on the Crowne Plaza Jacksonville Riverfront for an additional twelve months. We intend to refinance the existing mortgage indebtedness when the mortgage matures in July 2011. Depending on market conditions, we may be required to reduce the mortgage balance by an amount ranging between $4.0 million and $5.0 million.

We will need to, and plan to, renew, replace or extend our credit facility and other long-term indebtedness prior to their respective maturity dates. We are uncertain whether we will be able to refinance these obligations or if refinancing terms will be favorable. If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms. To the extent we cannot repay our outstanding debt, we risk losing some or all of these properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

We believe the recovering economy will provide numerous opportunities to acquire properties at attractive prices. However, with the constraints of the covenants in our credit agreement, we have limited, if any, ability to incur additional debt in order to take advantage of such opportunities. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue additional equity financing in the future to enable us to take advantage of such opportunities. However, should additional equity financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, amounts outstanding under our secured credit facility, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of those sources as well as the following:

•	The issuance by the operating partnership of the Company and/or their subsidiary entities of secured and unsecured debt securities to the extent permitted by our credit agreement; or

•	The incurrence by the subsidiaries of the operating partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties.

Mortgage Debt

We have approximately $72.2 million of outstanding mortgage debt. The following table sets forth the mortgage debt outstanding at December 31, 2010:

Property	Principal Balance as of December 31, 2010		Prepayment Penalties	Interest Rate	Maturity Date		Amortization Provisions
	(In thousands)
Crowne Plaza Hampton Marina	$9,000		None	LIBOR + 2.75%(1)	06/2011	(2)	None
Crowne Plaza Jacksonville Riverfront	18,000	(3)		8.00%	07/2011		None
Hilton Savannah DeSoto	22,867	(4)		6.06%	07/2017		25 years(5)
Hilton Wilmington Riverside	22,325	(4)		6.21%	03/2017		25 years(6)

Total	$72,192

(1)	The note bears a minimum interest rate of 4.75%.
(2)	The note may be extended for one 12-month period, subject to certain terms and conditions.
(3)	The note could not be prepaid prior to July 2009. A prepayment may be made currently without penalty.
(4)	The notes may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.
(5)	The note provides for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in August 2017.
(6)	The note provides for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage loans, including interest	$89,576	$31,480	$7,204	$7,204	$43,688
Credit facility, including interest	77,428	77,428	—	—	—
Other loans, including interest	5,039	151	302	4,586	—
Ground, building, office and equipment leases	2,092	624	936	407	124

Totals	$174,135	$109,683	$8,442	$12,197	$43,812

In connection with the acquisition of our six initial hotel properties, we entered into tax indemnity agreements that require us to indemnify the contributors of our initial properties against tax liabilities in the event we sell those properties in a taxable transaction during a 10-year period. Such indemnification obligations could result in aggregate payments of approximately $18.4 million. Our obligations under the tax indemnity agreements may effectively preclude us from selling or disposing of certain of the initial hotels in taxable transactions or reducing our consolidated indebtedness below approximately $11.0 million.

Off Balance Sheet Arrangements. Through a joint venture with a Carlyle subsidiary, we own a 25.0% indirect, noncontrolling interest in an entity (the “JV Owner”) that acquired the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida. We have the right to receive a pro rata share of operating surpluses and we have an obligation to fund our pro rata share of operating shortfalls. We also have the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The Crowne Plaza Hollywood Beach Resort is leased to another entity (the “Joint Venture Lessee”) in which we also own a 25.0% indirect, noncontrolling interest.

The acquisition of the property was funded in part by a mortgage loan in the amount of $57.6 million. The mortgage, which had an original two-year term maturing on August 1, 2009, was restructured on June 13, 2008 so that the first $35.6 million bore interest at a rate of LIBOR plus additional interest of 0.98%. The remaining $22.0 million bore a rate of LIBOR plus additional interest of 3.50%. Upon that restructure, a fourth entity, in which we own a 25.0% indirect noncontrolling interest, purchased the $22.0 million junior participation for $19.0 million. The loan had been extended for one year and was modified in August 2010 to extend the maturity date to August 2014, require monthly payments of interest at a rate of LIBOR plus additional interest of 1.94% and require annual principal payments of $0.5 million. In conjunction with the loan modification, the joint venture made an additional $1.5 million payment of principal and executed an interest-rate swap with a notional amount and maturity tied to the projected outstanding balance and maturity date of the loan. The Crowne Plaza Hollywood Beach Resort secures the mortgage. We have provided limited guarantees to the lender with respect to this mortgage.

Carlyle owns a 75.0% controlling interest in the JV Owner, the Joint Venture Lessee, the entity with the purchase option and the entity that held the junior participation. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach without our consent. We account for our noncontrolling 25.0% interest in all of these entities under the equity method of accounting.

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

The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to make distributions is constrained by the terms of the fourth and fifth amendments to our credit facility. While it permits the minimum distributions that allow us to maintain our status as a REIT, it provides timing restrictions and conditions that must be met before such distributions can be made. Provided certain additional conditions are satisfied, dividends in excess of the minimum amount may be made.

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

Seasonality

The operations of our hotel properties have historically been seasonal. The months of April and May are traditionally strong, as is October. The periods from mid-November through mid-February are traditionally slow with the exception of the Crowne Plaza Jacksonville Hotel, the Crowne Plaza Tampa Westshore and our joint venture property, the Crowne Plaza Hollywood Beach. The remaining months are generally good, but can be impacted by bad weather and can vary significantly.

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

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 7-39 years for buildings and improvements and 3-10 years for furniture and equipment. In accordance with generally accepted accounting principles, the majority interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and minority interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties are recorded at historical cost basis. Minority interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value.

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

There have been no charges for impairment of hotel properties recorded in 2010, 2009 or 2008.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2010. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

For a summary of recently adopted and newly issued accounting pronouncements, please refer to the Recent Accounting Pronouncements section of Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

As of December 31, 2010, we had approximately $63.2 million of fixed-rate debt and approximately $88.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.67%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina as well as the loan from the Carlyle Affiliate Lender and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on June 10, 2010. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $88.7 million, the balance at December 31, 2010, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $587,000.

As of December 31, 2009, we had approximately $63.7 million of fixed-rate debt and approximately $89.1 million of variable-rate debt. The weighted average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap executed August 8, 2006, as well as the balance of the mortgage on the Crowne Plaza Hampton Marina—to the extent that 30-day LIBOR exceeds 2.00% – as well as the loan from the Carlyle entity that is the other member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort. Assuming that the amount outstanding under our credit facility remains at approximately $75.5 million, the balance at December 31, 2009, the impact on our annual interest incurred and cash flows of a one percent change in interest rate would be approximately $501,000.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2011 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on our directors is incorporated by reference to the sections captioned “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our 2011 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in our 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of our 2011 Proxy Statement.

(b)	SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of our 2011 Proxy Statement.

(c)	CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2010 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2004 Long Term Incentive Plan(1)	—	—	179,562

Equity compensation plans not approved by security holders:
None
Total	N/A	N/A	N/A

(1)	On December 21, 2004, we granted 4,000 shares (1,000 each) of restricted stock to our independent directors that vested on December 21, 2005.

On June 1, 2006, we granted 4,000 shares (1,000 shares each) of restricted stock to our independent directors that vested on December 31. 2006.

On June 16, 2006, the Nominating, Corporate Governance and Compensation Committee granted 4,000 shares of restricted stock to certain employees of the Company that vested on December 31, 2006.

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

On January 1, 2008, we issued 10,000 shares of stock to Mr. David Folsom pursuant to the terms of his employment agreement dated January 9, 2006. We also issued 14,000 shares of restricted stock to Mr. Folsom on January 14, 2008 pursuant to the first amendment to that agreement.

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

On February 9, 2009, we granted 6,000 shares (1,500 each) of restricted stock to our independent directors that vested on December 31, 2009.

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

On February 4, 2010, we granted 12,000 shares (3,000 each) of restricted stock to our independent directors that vested on December 31, 2010.

On February 8, 2010, we granted 9,250 shares of stock to Mr. Andrew Sims, 4,625 shares of stock to Mr. William Zaiser, 2,300 shares of stock to Mr. David Folsom and 2,000 shares of stock to another employee of the Company.

On June 7, 2010, we granted 21,000 shares of stock to an employee of the Company pursuant to his employment agreement.

On January 1, 2011, we issued 16,000 shares of stock to Mr. David Folsom pursuant to the terms of his employment agreement dated January 9, 2006. These shares are included in the number of securities remaining available for future issuance at December 31, 2010.

On February 3, 2011, we granted 12,000 shares (3,000 each) of restricted stock to our independent directors that will vest on December 31, 2011. These shares are included in the number of securities remaining available for future issuance at December 31, 2010.

On February 3, 2011, we granted 7,000 shares of stock to Mr. Andrew Sims, 2,500 shares of stock to Mr. William Zaiser, 5,000 shares of stock to Mr. David Folsom and 3,000 shares of stock to another employee of the Company. These shares are included in the number of securities remaining available for future issuance at December 31, 2010.

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

The Long Term Stock Bonus Program covers a five-year period, with annual targets of 15,000 shares for award to our chief executive officer, 4,000 shares for award to our executive vice president and chief financial officer and 2,000 shares for award to our president and chief operating officer. For Mr. Sims, 5,000 of those shares will be deemed earned each year if Mr. Sims has been continuously employed by the Company for the full year. For Messrs. Zaiser and Folsom, fifty percent of the targeted amount of shares will be deemed earned each year if the principal executive officer has been continuously employed by the Company for the full year. The remaining shares for Mr. Sims and fifty percent of the shares for Messrs Zaiser and Folsom each year may be awarded based on the Company’s and/or the principal executive officer’s performance in four areas:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I—Election of Directors” in our 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II—Ratification of Appointment of Accountants” in our 2011 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

The following exhibits are filed as part of this Form 10-K:

Exhibits

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.2	Amended and Restated Bylaws of MHI Hospitality Corporation.(2)

3.3	Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.(2)

4.	Form of Common Stock Certificate.(2)

10.1	MHI Hospitality Corporation 2004 Long-Term Incentive Plan.(2)*

10.1A	Form of Restricted Stock Award Agreement between MHI Hospitality Corporation and Participant*

10.2A	Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(3)*

10.2B	First Amendment, dated as of January 1, 2011, to Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(5)*

10.3	Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(3)*

10.4	Form of Strategic Alliance Agreement between MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services, LLC.(1)

10.5	Form of Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(5)

10.5A	Amendment Number 2, dated January 14, 2008 to the Master Management Agreement, dated December 21, 2004, as amended, by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(6)

10.6	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and MHI Hospitality, L.P.(7)

10.7	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and MHI Hospitality, L.P.(7)

Exhibits

10.8	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and MHI Hospitality, L.P.(2)

10.9	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and MHI Hospitality, L.P.(2)

10.10	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.(2)

10.11	Form of Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC.(2)

10.12	Form of Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.(2)

10.13	Form of Lease Agreement with MHI Hospitality TRS, LLC.(1)

10.14	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and MHI Hospitality, L.P.(8)

10.15	Form of Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.(2)

10.16	Loan Agreement dated as of July 22, 2005, by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company.(9)

10.17	Promissory Note dated as of July 22, 2005, made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company.(9)

10.18	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, MHI Hospitality, L.P., and MHI Hotels, LLC.(10)

10.19	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC.(11)

10.19A	Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(12)

10.19B	Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006.(12)

10.19C	Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(13)

10.20	Employment Agreement, dated as of January 1, 2011, between MHI Hospitality Corporation and David R. Folsom.(5)*

10.21	Credit Agreement dated as of May 8, 2006, among MHI Hospitality Corporation, MHI Hospitality, L.P., MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein and the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co Documentation Agent, Manufacturers and Traders Trust Company as Co Documentation Agent and Branch Banking and Trust Company.(14)

10.21A	First Amendment to Credit Agreement, dated August 1, 2007.(16)

10.21B	Second Amendment to Credit Agreement, dated April 15, 2008.(17)

10.21C	Third Amendment to Credit Agreement, dated February 18, 2009.(18)

10.21D	Fourth Amendment to Credit Agreement, dated May 18, 2009.(19)

10.21E	Fifth Amendment to Credit Agreement, dated June 4, 2010.(20)

10.22	Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP.(21)

10.22A	First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006.(21)

Exhibits

10.22B	Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006.(21)

10.23	Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and MHI Hospitality Corporation.(22)

10.24	Strategic Alliance Agreement dated September 8, 2006 by and among MHI Hospitality, L.P., MHI Hospitality Corporation and Coakley & Williams Hotel Management Company.(23)

10.25	Promissory Note dated March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company.(24)

10.26A	Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007.(25)

10.26B	Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(25)

10.26C	Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(25)

10.27	Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC.(13)

10.28	Purchase Agreement between MHI Hospitality Corporation and VanTampa Plaza Hotel, Inc. dated July 16, 2007.(15)

10.29	Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L.C., to the order of MONY Life Insurance Company.(16)

10.30	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008.(26)

10.31	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998.(26)

10.32	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A.(26)

10.33	Indenture of Trust between Hampton Redevelopment and Housing Authority and Crestar Bank dated December 1, 1998.(26)

10.34	Promissory Note by MHI Hotel Investments Holdings, LLC, dated February 9, 2009.(27)

10.35	Guaranty by MHI Hospitality Corporation, dated February 9, 2009.(27)

21.1	List of Subsidiaries of MHI Hospitality Corporation.

23.1	Consent of Witt Mares, PLC.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010.

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 2 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 2, 2004. (333-118873)
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004. (333-118873)
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004. (333-118873)
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005.
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.
(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007.
(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.
(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.
(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(19)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009.
(20)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010.
(21)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006.
(22)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.
(23)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 22, 2007.
(24)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007.
(25)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.
(26)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008.
(27)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.
*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2011

MHI HOSPITALITY CORPORATION

By:	/S/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2011

/S/ WILLIAM J. ZAISER William J. Zaiser	Chief Financial Officer and Secretary	March 29, 2011

/S/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Accounting Officer	March 29, 2011

/S/ J. PAUL CAREY J. Paul Carey	Director	March 29, 2011

/S/ JAMES. P. O’HANLON James P. O’Hanlon	Director	March 29, 2011

/S/ CHRISTOPHER L. SIMS Christopher L. Sims	Director	March 29, 2011

/S/ KIM E. SIMS Kim E. Sims	Director	March 29, 2011

/S/ EDWARD S. STEIN Edward S. Stein	Director	March 29, 2011

/S/ ANTHONY C. ZINNI General Anthony C. Zinni	Director	March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MHI Hospitality Corporation

Williamsburg, Virginia 23185

We have audited the accompanying consolidated balance sheets of MHI Hospitality Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation as of December 31, 2010. MHI Hospitality Corporation’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MHI Hospitality Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Witt Mares, PLC
Witt Mares, PLC

Norfolk, Virginia

March 25, 2011

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Investment in hotel properties, net	$183,898,660	$188,587,507
Investment in joint venture	9,464,389	9,685,844
Cash and cash equivalents	2,992,888	3,490,487
Restricted cash	2,205,721	701,730
Accounts receivable, net	1,868,380	1,625,161
Accounts receivable-affiliate	17,375	32,444
Prepaid expenses, inventory and other assets	2,335,783	2,046,082
Note receivable, net	100,000	100,000
Shell Island lease purchase, net	1,080,882	1,441,176
Deferred income taxes	4,746,938	4,920,973
Deferred financing costs, net	872,415	1,328,351

TOTAL ASSETS	$209,583,431	$213,959,755

LIABILITIES
Line of credit	$75,197,858	$75,522,858
Mortgage loans	72,192,253	72,738,250
Loans payable	4,493,970	4,613,163
Accounts payable and accrued liabilities	6,335,145	6,696,605
Advance deposits	555,902	547,653

TOTAL LIABILITIES	158,775,128	160,118,529

Commitments and contingencies (see Note 9)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,541,286 shares and 9,096,943 shares issued and outstanding at December 31, 2010 and 2009, respectively	95,413	90,969
Additional paid in capital	55,682,976	52,543,562
Distributions in excess of retained earnings	(16,837,182)	(14,454,238)

Total MHI Hospitality Corporation stockholders’ equity	38,941,207	38,180,293
Noncontrolling interest	11,867,096	15,660,933

TOTAL EQUITY	50,808,303	53,841,226

TOTAL LIABILITIES AND EQUITY	$209,583,431	$213,959,755

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
REVENUE
Rooms department	$53,090,084	$48,939,286	$48,088,703
Food and beverage department	19,905,509	17,992,536	18,417,430
Other operating departments	4,386,751	4,586,904	4,256,599

Total revenue	77,382,344	71,518,726	70,762,732
EXPENSES
Hotel operating expenses
Rooms department	15,090,190	14,018,102	13,588,565
Food and beverage department	13,248,212	12,234,104	13,426,296
Other operating departments	697,037	775,036	837,751
Indirect	30,026,159	29,026,538	28,016,410

Total hotel operating expenses	59,061,598	56,053,780	55,869,022
Depreciation and amortization	8,506,802	8,420,085	6,346,222
Corporate general and administrative	3,389,764	3,170,627	2,940,979

Total operating expenses	70,958,164	67,644,492	65,156,223

NET OPERATING INCOME	6,424,180	3,874,234	5,606,509
Other income (expense)
Interest expense	(10,030,517)	(9,661,871)	(6,811,460)
Interest income	22,305	41,999	72,547
Impairment of note receivable	—	—	(300,000)
Equity income (loss) in joint venture	16,931	(249,367)	48,496
Unrealized gain (loss) on hedging activities	700,488	1,220,162	(691,268)
Loss on disposal of assets	(171,304)	(42,870)	(320,533)

Net loss before income taxes	(3,037,916)	(4,817,713)	(2,395,709)
Income tax (provision) benefit	(214,344)	1,807,126	1,475,695

Net loss	(3,252,261)	(3,010,587)	(920,014)
Add: Net loss attributable to the noncontrolling interest	869,317	1,036,757	322,127

Net loss attributable to the Company	$(2,382,944)	$(1,973,830)	$(597,887)

Net loss per share attributable to the Company
Basic	$(0.25)	$(0.28)	$(0.09)
Diluted	$(0.25)	$(0.28)	$(0.09)
Weighted average number of shares outstanding
Basic	9,447,275	7,143,829	6,937,234
Diluted	9,463,275	7,169,829	6,973,731

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2007	6,897,000	$68,970	$48,321,505	$(8,204,032)	$19,689,453	$59,875,896
Net loss	—	—	—	(597,887)	(322,127)	(920,014)
Issuance of restricted common stock awards	42,613	426	151,270	—	—	151,696
Amortization of deferred stock grants	—	—	114,000	—	—	114,000
Dividends and distributions declared	—	—	—	(3,539,203)	(1,906,179)	(5,445,382)

Balances at December 31, 2008	6,939,613	69,396	48,586,775	(12,341,122)	17,461,147	53,776,196
Net loss	—	—	—	(1,973,830)	(1,036,757)	(3,010,587)
Issuance of common stock	2,132,680	21,327	3,133,818	—	—	3,155,145
Adjustment to minority interest in operating partnership	—	—	688,705	—	(688,705)	—
Issuance of restricted common stock awards	24,650	246	20,264	—	—	20,510
Amortization of deferred stock grants	—	—	114,000	—	—	114,000
Dividends and distributions declared	—	—	—	(139,286)	(74,752)	(214,038)

Balances at December 31, 2009	9,096,943	90,969	52,543,562	(14,454,238)	15,660,933	53,841,226
Net loss	—	—	—	(2,382,944)	(869,317)	(3,252,261)
Conversion of units in operating partnership to shares of common stock	368,168	3,682	2,885,549	—	(2,889,231)	—
Redemption of units in operating partnership	—	—	—	—	(35,289)	(35,289)
Issuance of restricted common stock awards	76,175	762	139,865	—	—	140,627
Amortization of deferred stock grants	—	—	114,000	—	—	114,000

Balances at December 31, 2010	9,541,286	$95,413	$55,682,976	$(16,837,182)	$11,867,096	$50,808,303

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss attributable to the Company	$(2,382,944)	$(1,973,830)	$(597,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,506,802	8,420,085	6,346,222
Equity in (income) loss of joint venture	(16,931)	249,367	(48,496)
Loss on disposal of assets	171,304	42,870	320,533
Unrealized (gain) loss on hedging activities	(700,488)	(1,220,162)	691,268
Amortization of deferred financing costs	1,308,255	759,721	376,241
Charges related to equity-based compensation	254,626	134,510	265,696
Impairment of note receivable	—	—	300,000
Noncontrolling interest in operating partnership	(869,317)	(1,036,757)	(322,127)
Changes in assets and liabilities:
Restricted cash	(682,321)	404,879	(51,439)
Accounts receivable	(243,220)	(272,958)	314,214
Inventory, prepaid expenses and other assets	(371,523)	(514,294)	(1,097,746)
Deferred income taxes	174,035	(1,929,473)	(1,652,278)
Accounts payable and accrued liabilities	(443,326)	95,879	2,275,022
Advance deposits	8,249	1,417	137,324
Due from affiliates	15,069	21,351	(41,981)

Net cash provided by operating activities	4,728,270	3,182,605	7,214,566

Cash flows from investing activities:
Acquisition of hotel properties	—	—	(2,094,042)
Improvements and additions to hotel properties	(2,886,325)	(12,792,570)	(44,443,519)
Contributions to joint venture	—	—	(4,771,481)
Distributions from joint venture	238,386	318,521	149,317
Funding of restricted cash reserves	(1,956,410)	(1,205,775)	(1,621,333)
Proceeds from restricted cash reserves	1,134,741	2,672,610	849,357

Net cash used in investing activities	(3,469,608)	(11,007,214)	(51,931,701)

Cash flows from financing activities:
Proceeds from sale of common stock	—	3,412,288	—
Payment of issuance costs related to the sale of common stock	—	(257,144)	—
Dividends and distributions paid	—	(214,037)	(7,246,021)
Proceeds of loans	—	4,750,000	—
Proceeds from line of credit	—	6,300,000	38,800,000
Payments on line of credit	(325,000)	(3,965,000)	—
Proceeds of mortgage refinancing	—	743,832	11,996,168
Redemption of units in operating partnership	(35,289)	—	—
Payment of deferred financing costs	(665,189)	(775,402)	(612,565)
Payment of mortgage loans	(730,783)	(398,588)	(490,000)

Net cash provided by (used in) financing activities	(1,756,261)	9,595,949	42,447,582

Net increase (decrease) in cash and cash equivalents	(497,599)	1,771,340	(2,269,553)
Cash and cash equivalents at the beginning of the year	3,490,487	1,719,147	3,988,700

Cash and cash equivalents at the end of the year	$2,992,888	$3,490,487	$1,719,147

Supplemental disclosures:
Cash paid during the year for interest	$8,870,424	$9,137,443	$7,714,781

Cash paid during the year for income taxes	$21,694	$109,752	$158,240

Non-cash investing and financing activities:
Refinance of mortgage notes	$—	$—	$5,260,000

Assumption of existing indebtedness on purchase of hotel properties	$—	$—	$5,750,000

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service upper-upscale and upscale hotels located in primary and secondary markets in the Mid-Atlantic and Southern United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 74.0% by the Company as of December 31, 2010, leases its hotels to a subsidiary of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS has engaged a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

Significant transactions occurring during the current and two prior fiscal years include the following:

On April 15, 2008, the Company entered into a second amendment to its credit agreement with Branch Banking & Trust Company (“BB&T”), as administrative agent and lender, dated May 8, 2006, modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million thereby enabling the Company to borrow up to $80.0 million under the credit agreement.

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

On June 13, 2008, through its joint venture with The Carlyle Group (“Carlyle”), the Company closed on a restructuring of the mortgage on the Crowne Plaza Hollywood Beach Resort whereby the joint venture, in which Carlyle maintains a 75.0% equity interest, purchased a $22.0 million junior participation in the existing mortgage for $19.0 million. The mortgage note was restructured so that the first $35.6 million of indebtedness bore a rate of LIBOR plus 0.98%. The Company funded its portion of the purchase of the junior participation with funds drawn on its credit facility.

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

On May 18, 2009, the Company entered into a fourth amendment to its credit agreement with BB&T, as administrative agent and lender, modifying the minimum tangible net worth covenant and waiving compliance with respect to such covenant for the quarter ended March 31, 2009. Subject to certain conditions, the fourth amendment permits the Company to pay in any fiscal year a dividend in an amount minimally necessary to maintain the Company’s REIT status, provided that no dividend generally may be paid during the first three quarters of such fiscal year. The Company anticipates the amount of such a dividend will remain at 90.0% of taxable income. Notwithstanding this limitation, the Company was permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, the Company may be able to declare and pay additional cash dividends in any fiscal year during the term of the credit agreement.

On December 1, 2009, the Company issued 2,132,680 shares of common stock at $1.60 per share pursuant to a rights offering. The Company received gross proceeds of approximately $3.4 million, the proceeds of which, after payment of fees and expenses associated with the offering, were used for additional working capital.

On June 4, 2010, the Company entered into a fifth amendment to its credit agreement with BB&T, as administrative agent and lender, to address the sufficiency of the borrowing base. The amendment revises the methodology used to value the Company’s existing hotel properties in the borrowing base and modifies certain other aspects of the credit agreement, as amended, including fixing the interest rate spread for the variable LIBOR-based interest rate at 4.00% and a minimum LIBOR of 0.75%. The amendment converts the facility to non-revolving, eliminates the Company’s ability to re-borrow principal paid in the future and establishes minimum repayments equal to 50% of excess cash flow, as defined in the agreement, payable quarterly. Pursuant to the amendment, the Company is required to fund reserves for insurance and real estate taxes as well as a reserve for the replacement of furniture, fixtures and equipment equal to 3.0% of gross room revenues. The amendment also modifies the fixed charge covenant, eliminates the leverage covenant, places limits on capital expenditures and requires prepayments from a portion of the proceeds of future equity offerings of up to $21.7 million. In the event that the Company makes prepayments totaling $21.7 million, the excess cash flow prepayment requirement will terminate. The amendment allows the Company to pay additional dividends in any fiscal quarter, subject to the existing cap of 90% of the prior year’s funds from operations (“FFO”) provided certain liquidity thresholds and other conditions are met. The amendment provides for a contingent extension of the maturity date for one year to May 2012, provided that certain valuation and other criteria are met, including payment of an extension fee and an extension or refinancing of the Jacksonville mortgage.

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

Properties Under Development—Investments in hotel properties that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. As of December 31, 2010 and 2009, there were no properties under development.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the years ended December 31, 2010, 2009 and 2008 was $0, $270,555, and $1,602,053, respectively.

Investment in Joint Venture—Investment in joint venture represents the Company’s noncontrolling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; (iii) the entity that has an option to purchase a three-acre development site with parking garage adjacent to the hotel and which leases the parking garage for use by the hotel; and (iv) the entity that owned the $22.0 million junior participation in the existing mortgage. Carlyle owns a 75.0% controlling indirect interest in all these entities. The Company accounts for its investment in the joint venture under the equity method of accounting and is entitled to receive its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale proceeds.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk—The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. Management monitors, on a regular basis, the financial condition of the financial institutions along with the balances there on deposit to minimize the Company’s potential risk.

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

Franchise License Fees—Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2010 and 2009 were $331,002 and $311,852, respectively. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $48,350, $47,500 and $38,510, respectively.

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest-rate movements. To accomplish this objective, the Company primarily uses an interest-rate swap as part of its interest-rate risk management strategy. The interest-rate swap is required under its credit agreement and acts as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying $30.0 million principal amount. During the years ended December 31, 2010, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with the credit facility. The Company does not enter into derivative instruments for speculative trading purposes.

At December 31, 2010 and 2009, the interest-rate swap agreement had estimated fair values of $(72,649) and $(651,600), respectively, and is included in accounts payable and other accrued liabilities.

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

On March 23, 2010 one holder of units in the Operating Partnership redeemed 368,168 units for an equivalent number of shares of the Company’s common stock.

On August 30, 2010 and October 18, 2010, the Company redeemed 8,000 and 7,000 units, respectively, in its Operating Partnership for a total of $35,289 pursuant to the terms of the partnership agreement.

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

Income Taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, the Company’s wholly owned taxable REIT subsidiary which leases the Company’s hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2010, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The period from December 21, 2004 to December 31, 2010 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Stock-based Compensation—The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted (non-vested) stock and performance share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

As of December 31, 2010, the Company has made restricted stock and deferred stock awards under the plan totaling 186,438 shares including 60,000 shares granted under a deferred stock award to its Chief Operating Officer, 88,438 restricted shares issued to certain executives and employees, and 38,000 restricted shares issued to its independent directors. The 60,000 shares granted under the deferred stock award vest over five years. As of January 1, 2011, all of those shares have vested. The 88,438 restricted shares issued to certain of the Company’s executives and employees have all vested on or before January 1, 2011. The restricted shares awarded to the Company’s independent directors have all vested as the awards vest at the end of the year of service for which the shares were awarded.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of December 31, 2010, no performance-based stock awards have been issued. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan for the years ended December 31, 2010, 2009 and 2008 was $231,779, $158,387 and $174,890, respectively.

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

Reclassifications— Certain reclassifications have been made to the prior period balances to conform to the current period presentation, including changes resulting from adoption of authoritative guidance related to Account Standards Codification (“ASC”) Topic 810, Consolidation, on January 1, 2009, as discussed below.

New Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to ASC Topic 805, Business Combinations. This authoritative guidance established principles and requirements for how the acquirer of a business recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value. The guidance also provides standards for recognizing and measuring the goodwill acquired in the business combination, recognizing the assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance also requires transaction costs related to the business combination to be expensed as incurred. The authoritative guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of the authoritative guidance related to ASC Topic 805 on January 1, 2009, which may have an impact in future periods on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates.

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

Hampton Marina Hotel
Land and land improvements	$1,061
Buildings and improvements	6,733
Furniture, fixtures and equipment	50

$7,844

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Land and land improvements	$19,245	$19,142
Buildings and improvements	176,641	173,387
Furniture, fixtures and equipment	30,345	31,566

	226,231	224,095
Less: accumulated depreciation	(42,332)	(35,507)

	$183,899	$188,588

5. Debt

Credit Facility. As of December 31, 2010, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T.

On August 1, 2007, the Company entered into an amendment to its credit agreement modifying certain provisions of the agreement as well as reducing the rate of interest on the credit facility by 0.375% and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. On February 19, 2009, the Company entered into a third amendment to its credit agreement modifying certain provisions of the agreement as well as increasing the rate of interest on the credit facility by 1.125%. On June 4, 2010, the Company entered into a fifth amendment to its credit agreement modifying certain provisions of the agreement including an increase in the rate of interest to LIBOR plus additional interest of 4.00%; a LIBOR floor of 0.75%; a conversion to a non-revolving facility; a provision for mandatory quarterly pre-payments based on excess cash flow, as defined in the amendment, as well as a mandatory prepayment if the Company raises equity within certain parameters; and provides an option to extend the maturity for one year if certain conditions are met. The Company had borrowings under the credit facility of approximately $75.2 million and $75.5 million at December 31, 2010 and December 31, 2009, respectively.

The credit facility matures during May 2011 and bore interest at a floating rate of LIBOR plus additional interest ranging from 1.625% to 2.125% prior to February 19, 2009 and additional interest ranging from 2.75% to 3.25% from February 19, 2009 through June 4, 2010 after which the facility bore interest at a floating rate of LIBOR plus additional interest of 4.00%, subject to a LIBOR floor of 0.75%. On December 31, 2010, LIBOR was 0.261%. Prior to June 4, 2010, the Company was required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company is required to maintain an interest rate swap in order to hedge against interest rate risk.

The credit facility is secured by the Holiday Inn Brownstone in Raleigh North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside, the Holiday Inn Laurel and the Crowne Plaza Tampa Westshore as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At December 31, 2010, the five properties had a net carrying value of approximately $103.9 million. Under the terms of the BB&T line of credit, the Company must satisfy certain financial and non-financial covenants. The Company was in compliance with all required covenants as of December 31, 2010.

Mortgage Debt. As of December 31, 2010, the Company had approximately $72.2 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on our hotels.

Property	Balance Outstanding as of		Prepayment Penalties		Maturity Date		Amortization Provisions		Interest Rate
	December 31, 2010	December 31, 2009
Crowne Plaza Hampton Marina	$9,000,000	$9,000,000	N		06/2011	(1)	None		LIBOR plus 2.75%	(2)
Crowne Plaza Jacksonville Riverfront	18,000,000	18,000,000		(3)	07/2011	(4)	None		8.00%
Hilton Savannah DeSoto	22,867,464	23,000,000		(5)	07/2017		25 years	(6)	6.06%
Hilton Wilmington Riverside	22,324,789	22,738,250		(5)	03/2017		25 years	(7)	6.21%

Total	$72,192,253	$72,738,250

(1)	The note may be extended for one 12-month period, subject to certain terms and conditions.
(2)	The note bears a minimum interest rate of 4.75%.
(3)	The note could not be prepaid prior to July 2009. A prepayment may be made currently without penalty.
(4)	The maturity date was extended in June 2010 for one 12-month period.
(5)	The notes may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.
(6)	The note provided for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in August 2017.
(7)	The note provides for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.

On June 30, 2008, the Company closed a $9.0 million refinancing of the mortgage on the property in Hampton, Virginia. Approximately $5.5 million of the proceeds were used to satisfy the existing indebtedness and pay closing costs. The remaining portion of the proceeds totaling approximately $3.5 million funded a product improvement plan for the hotel in connection with its Crowne Plaza licensing. The new mortgage matures June 30, 2011 and may be extended for one 12-month period, subject to certain conditions. The loan requires monthly payments of interest at a rate of LIBOR plus 2.75%, but no less than 4.75%.

Total mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2010 were as follows (in thousands):

December 31, 2011	$27,818
December 31, 2012	906
December 31, 2013	963
December 31, 2014	1,024
December 31, 2015	1,088
Thereafter	40,393

Total future maturities	$72,192

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal payments equal to 50.0% of any distributions it receives from the joint venture. The mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at December 31, 2010 and December 31, 2009 was $4,493,970 and $4,613,163, respectively.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases—The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2010, 2009 and 2008 was $60,049, $67,660, and $63,740, respectively.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For each of the years ended December 31, 2010, 2009 and 2008, rent expense was $95,482.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for the year ended December 31, 2010, 2009 and 2008 was $195,000, $195,000 and $168,138, respectively.

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. For the years ended December 31, 2010, 2009 and 2008, rent expense was $33,600, $33,600 and $22,400, respectively.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432 and may be renewed for an additional five years. Rent expense for the year ended December 31, 2010 and 2009 was $2,641 and $1,084, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease, which expired September 18, 2007. A new operating lease was executed requiring annual payments of $4,961 and expires September 18, 2012. Rent expense for each of the years ended December 31, 2010, 2009 and 2008 was $4,961.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Prior to September 1, 2009, the Company leased 1,842 feet of commercial office space under a separate lease that expired August 31, 2009. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $55,000, $47,742 and $43,256, respectively.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the years ended December 31, 2010 and 2009 was $44,041 and $1,836, respectively.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2011	$624,366
December 31, 2012	472,336
December 31, 2013	463,173
December 31, 2014	217,714
December 31, 2015	189,522
December 31, 2016 and thereafter	124,478

Total	$2,091,589

Management Agreements—Each of the operating hotels that the Company wholly-owned at December 31, 2010, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 8).

Franchise Agreements—As of December 31, 2010, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between November 2011, relating to our Raleigh, North Carolina property that will be re-branded at that time with a new franchisor, and April 2023.

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

During February 2010, the Company awarded 18,175 shares of non-restricted stock to certain executives and 12,000 shares of restricted stock to its independent directors.

In addition, on February 1, 2010, the Company awarded 15,000 shares of non-restricted stock to its Chief Executive Officer in accordance with the terms of his renewed employment contract.

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

As of December 31, 2010, the Company had 9,541,286 shares of common stock outstanding.

Warrants—The Company has granted no warrants representing the right to purchase common stock.

Preferred Shares—The Company is authorized to issue 1,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2010, there were no shares of preferred stock outstanding.

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

As of December 31, 2010, the total number of Operating Partnership units outstanding was 3,354,439, with a fair market value of approximately $7.1 million based on the price per share of the common stock on that date.

8. Related Party Transactions

As of December 31, 2010, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and two members of its Board of Directors) owned approximately 7.2% of the Company’s outstanding common stock as well as 2,218,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable—At December 31, 2010 and 2009, the Company was due $17,375 and $32,444, respectively, from MHI Hotels Services.

Shell Island Sublease—The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the years ended December 31, 2010, 2009 and 2008, the Company earned $640,000 per year in leasehold revenue.

Sublease of Office Space—The Company subleased office space in Greenbelt, Maryland from MHI Hotels Services until December 2009. For the years ended December 31, 2009 and 2008, rent expense related to the sublease totaled $41,195 and $38,580, respectively.

Strategic Alliance Agreement—On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements—Each of the operating hotels that the Company wholly-owned at December 31, 2009, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

For the years ended December 31, 2010, 2009 and 2008, the Company paid MHI Hotels Services $2,082,627, $1,826,074 and $2,073,211, respectively, in management fees, which are included in indirect expenses in the accompanying statements of operations.

Employee Medical Benefits—The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. For the years ended December 31, 2010, 2009 and 2008, the Company paid $2,185,475, $1,829,710 and $1,792,066, respectively, for benefits, which are included in indirect expenses in the accompanying statements of operations.

Construction Management Services—The Company has engaged MHI Hotels Services to manage various aspects of renovations at various hotels. For the years ended December 31, 2010, 2009 and 2008, the Company paid $208,400, $361,000 and $0, respectively, in construction management fees, which are capitalized as part of the cost of the renovations.

Redemption of Units in Operating Partnership—On August 30, 2010 and October 18, 2010, the Company redeemed 8,000 and 7,000 units, respectively, in its Operating Partnership held by a trust controlled by three members of the Board of Directors for a total of $35,289 pursuant to the terms of the partnership agreement.

9. Retirements Plans

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provisions. Company contributions to the plan for the years ended December 31, 2010, 2009 and 2008 were $43,787, $43,918 and $42,385, respectively.

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

	December 31, 2010	December 31, 2009
ASSETS
Investment in hotel property, net	$69,678,303	$71,963,948
Cash and cash equivalents	1,952,687	537,698
Restricted cash	—	3,330,275
Accounts receivable	271,822	326,359
Prepaid expenses, inventory and other assets	2,772,382	1,232,513

TOTAL ASSETS	$74,675,194	$77,390,793

LIABILITIES
Mortgage loan, net	$34,100,000	$35,600,000
Accounts payable and other accrued liabilities	2,434,683	2,629,521
Advance deposits	283,144	418,082

TOTAL LIABILITIES	36,817,827	38,647,603

TOTAL MEMBERS’ EQUITY	37,857,367	38,743,190

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$74,675,194	$77,390,793

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue
Rooms department	$10,957,552	$9,719,185
Food and beverage department	2,094,611	1,826,385
Other operating departments	1,085,434	1,144,914

Total revenue	14,137,597	12,690,484
Expenses
Hotel operating expenses
Rooms department	2,384,074	2,332,046
Food and beverage department	1,643,261	1,547,181
Other operating departments	622,769	497,823
Indirect	6,427,040	6,219,618

Total hotel operating expenses	11,077,144	10,596,668
Depreciation and amortization	2,184,219	2,182,324
General and administrative	199,372	191,007

Total operating expenses	13,460,735	12,969,999

Operating income (loss)	676,862	(279,515)
Interest expense	(1,134,528)	(725,376)
Interest income	4,883	7,341
Unrealized gain on hedging activities	520,505	—

Net income (loss)	$67,722	$(997,550)

11. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current:
Federal	$—	$—	$—
State and local	40	122	176

	40	122	176

Deferred:
Federal	164	(1,552)	(1,385)
State and local	10	(377)	(267)

	174	(1,929)	(1,652)

	$214	$(1,807)	$(1,476)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statutory federal income tax benefit	$(1,033)	$(1,638)	$(815)
Effect of non-taxable REIT income	1,197	86	(570)
State income tax provision (benefit)	50	(255)	(91)

	$214	$(1,807)	$(1,476)

As of December 31, 2010 and 2009, the Company had a net deferred tax asset of approximately $4.7 million and $4.9 million, respectively, of which, approximately $4.2 million and $4.4 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized. As of both December 31, 2010 and 2009, approximately $0.4 million of the deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that are not currently deductible, but are being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, vacation and sick pay. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net loss	$(2,382,944)	$(1,973,830)	$(597,887)
Basic:
Weighted average number of common shares outstanding	9,447,275	7,143,829	6,937,234
Net loss per share—basic	$(0.25)	$(0.28)	$(0.09)
Diluted:
Dilutive awards	16,000	26,000	26,000
Diluted weighted average number common shares outstanding	9,463,275	7,169,829	6,973,731
Net loss per share—diluted	$(0.25)	$(0.28)	$(0.09)

Diluted net loss per share takes into consideration the pro forma dilution of certain unvested stock awards.

13. Quarterly Operating Results (Unaudited)

	Quarters Ended 2010
	March 31	June 30	September 30	December 31
Total revenue	$17,515,590	$21,509,522	$19,537,731	$18,819,501
Total operating expenses	17,152,735	18,302,870	18,016,656	17,485,904
Net operating income	362,856	3,206,652	1,521,075	1,333,597
Net income (loss) attributable to the Company	(779,843)	255,567	(1,004,671)	(853,997)
Earnings per share (basic and diluted)	(0.08)	0.03	(0.11)	(0.09)

	Quarters Ended 2009
	March 31	June 30	September 30	December 31
Total revenue	$15,499,189	$20,532,519	$17,980,032	$17,506,986
Total operating expenses	15,707,416	17,568,138	17,116,880	17,252,058
Net operating income (loss)	(208,227)	2,964,381	863,152	254,928
Net income (loss) attributable to the Company	(619,071)	136,441	(692,813)	(798,387)
Earnings per share (basic and diluted)	(0.09)	0.02	(0.10)	(0.10)

14. Subsequent Events

The Company awarded and issued 12,000 shares of restricted stock to its independent directors and 17,500 shares of restricted stock to its principal executive officers and one additional employee on February 3, 2011 under the Company’s 2004 Long-Term Incentive Plan.

MHI HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2010

(in thousands)

	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End of Year			Accumulated Depreciation
Description	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
Crowne Plaza Hampton Marina Hampton, Virginia	$1,061	$6,733	$33	$3,053	$1,094	$9,786	$10,880	$(713)
Crowne Plaza Jacksonville Riverfront Jacksonville, Florida	7,090	14,604	47	2,479	7,137	17,083	24,220	(2,463)
Crowne Plaza Tampa Westshore Tampa, Florida	4,153	9,670	267	21,353	4,420	31,023	35,443	(1,767)
Hilton Philadelphia Airport Philadelphia, Pennsylvania	2,100	22,031	44	2,841	2,144	24,872	27,016	(4,113)
Hilton Savannah DeSoto Savannah, Georgia	600	13,562	14	10,515	614	24,077	24,691	(4,276)
Hilton Wilmington Riverside Wilmington, North Carolina	785	16,829	112	9,802	897	26,631	27,528	(6,608)
Holiday Inn Brownstone Raleigh, North Carolina	815	7,416	48	2,764	863	10,180	11,043	(2,234)
Holiday Inn Laurel West Laurel, Maryland	900	9,443	205	2,188	1,105	11,631	12,736	(2,264)
Sheraton Louisville Riverside Jeffersonville, Indiana	782	6,891	189	14,467	971	21,358	22,329	(1,707)

	$18,286	$107,179	$959	$69,462	$19,245	$176,641	$195,886	$(26,145)