Form 10-Q
period 2011-03-31
MHI Hospitality CORP
filed 2011-05-04
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, there were 9,586,786 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Investment in hotel properties, net	$183,230,645	$183,898,660
Investment in joint venture	9,753,826	9,464,389
Cash and cash equivalents	4,978,916	2,992,888
Restricted cash	2,250,206	2,205,721
Accounts receivable	2,619,523	1,868,380
Accounts receivable-affiliate	—	17,375
Prepaid expenses, inventory and other assets	2,726,727	2,335,783
Notes receivable, net	100,000	100,000
Shell Island lease purchase, net	990,809	1,080,882
Deferred income taxes	4,761,822	4,742,695
Deferred financing costs, net	787,326	872,415

TOTAL ASSETS	$212,199,800	$209,583,431

LIABILITIES
Line of credit	$75,197,858	$75,197,858
Mortgage loans	72,017,548	72,192,253
Loans payable	4,493,970	4,493,970
Accounts payable and other accrued liabilities	10,081,800	6,335,145
Accounts payable-affiliate	3,546	—
Advance deposits	858,314	555,902

TOTAL LIABILITIES	162,653,036	158,775,128

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,586,786 shares and 9,541,286 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	95,868	95,413
Additional paid in capital	55,757,451	55,682,976
Distributions in excess of retained earnings	(17,826,500)	(16,837,182)

Total MHI Hospitality Corporation stockholders’ equity	38,026,819	38,941,207
Noncontrolling interest	11,519,945	11,867,096

TOTAL EQUITY	49,546,764	50,808,303

TOTAL LIABILITIES AND EQUITY	$212,199,800	$209,583,431

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
REVENUE
Rooms department	$12,904,433	$12,094,398
Food and beverage department	4,567,658	4,307,791
Other operating departments	1,063,481	1,113,401

Total revenue	18,535,572	17,515,590
EXPENSES
Hotel operating expenses
Rooms department	3,692,907	3,593,380
Food and beverage department	3,126,428	3,020,367
Other operating departments	120,993	172,932
Indirect	7,565,885	7,176,968

Total hotel operating expenses	14,506,213	13,963,647
Depreciation and amortization	2,123,477	2,131,484
Corporate general and administrative	957,093	1,057,604

Total operating expenses	17,586,783	17,152,735

NET OPERATING INCOME	948,789	362,855
Other income (expense)
Interest expense	(2,585,427)	(2,310,950)
Interest income	2,936	5,661
Equity income in joint venture	289,437	271,534
Unrealized gain on hedging activities	50,037	383,945
Gain on disposal of assets	6,200	—

Net loss before income taxes	(1,288,028)	(1,286,955)
Income tax (provision) benefit	(48,441)	192,920

Net loss	(1,336,469)	(1,094,035)
Add: Net loss attributable to the noncontrolling interest	347,151	314,192

Net loss attributable to the Company	$(989,318)	$(779,843)

Net loss per share attributable to the Company
Basic	$(0.10)	$(0.08)
Diluted	$(0.10)	$(0.08)
Weighted average number of shares outstanding
Basic	9,560,564	9,175,652
Diluted	9,560,564	9,191,652

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2010	9,541,286	$95,413	$55,682,976	$(16,837,182)	$11,867,096	$50,808,303
Issuance of restricted common stock awards	45,500	455	74,475	—	—	74,930
Net loss	—	—	—	(989,318)	(347,151)	(1,336,469)

Balances at March 31, 2011	9,586,786	$95,868	$55,757,451	$(17,826,500)	$11,519,945	$49,546,764

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flows from operating activities:
Net loss	$(1,336,469)	$(1,094,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,123,477	2,131,484
Equity income in joint venture	(289,437)	(271,534)
Unrealized gain on hedging activities	(50,037)	(383,945)
Gain on disposal of assets	(6,200)	—
Amortization of deferred financing costs	434,641	196,594
Charges related to equity-based compensation	74,930	120,196
Changes in assets and liabilities:
Restricted cash	134,005	(112,139)
Accounts receivable	(751,142)	(771,007)
Prepaid expenses, inventory and other assets	(410,182)	(189,345)
Deferred income taxes	(14,884)	(232,463)
Accounts payable and other accrued liabilities	3,544,374	160,353
Advance deposits	302,412	336,571
Due from affiliates	20,921	(24,610)

Net cash provided by (used in) operating activities	3,776,409	(133,880)

Cash flows from investing activities:
Improvements and additions to hotel properties	(1,093,834)	(385,789)
Proceeds from sale of furniture and equipment	6,200	—
Distributions from joint venture	—	51,150
Funding of restricted cash reserves	(452,520)	(260,576)
Proceeds of restricted cash reserves	274,030	81,112

Net cash used in investing activities	(1,266,124)	(514,103)

Cash flows from financing activities:
Payments on credit facility	—	(325,000)
Payment of deferred financing costs	(349,552)	—
Payment of mortgages and loans	(174,705)	(126,552)

Net cash used in financing activities	(524,257)	(451,552)

Net increase (decrease) in cash and cash equivalents	1,986,028	(1,099,535)
Cash and cash equivalents at the beginning of the period	2,992,888	3,490,487

Cash and cash equivalents at the end of the period	$4,978,916	$2,390,952

Supplemental disclosures:
Cash paid during the period for interest	$2,028,693	$2,296,893

Cash paid during the period for income taxes	$36,378	$23,296

The accompanying notes are an integral part of these financial statements

MHI HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own primarily full-service upper-upscale and upscale hotels located in primary and secondary markets in the Mid-Atlantic and Southern United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at March 31, 2011, was approximately 74.1% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010. All significant inter-company balances and transactions have been eliminated.

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties which are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project, which constitute additions or improvements that extend the life of the property, are capitalized.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of March 31, 2011 and December 31, 2010 were $319,415 and $331,002, respectively. Amortization expense for the three months ended March 31, 2011 and 2010 totaled $11,587 and $12,187, respectively.

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest-rate movements. To accomplish this objective, the Company primarily uses an interest-rate swap as part of its interest-rate risk management strategy. The interest-rate swap is required under its credit agreement and acts as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying $30.0 million principal amount. During the three months ended March 31, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with the credit facility. The Company does not enter into derivative instruments for speculative trading purposes.

At March 31, 2011 and December 31, 2010, the interest-rate swap agreement had an estimated fair value of $(22,612) and $(72,649), respectively, and is included in accounts payable and other accrued liabilities.

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

Revenue Recognition – Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales and other hotel department revenues, such as telephone, parking, gift shop sales, and rentals from restaurant tenants, rooftop leases and gift shop operators.

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of March 31, 2011, the Company has no uncertain tax positions. In addition, the Company recognizes obligations for interest and penalties related to uncertain tax positions, if any, as income tax expense. The period from December 21, 2004 through December 31, 2010 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (the “Plan”) permits the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 215,938 shares including 171,938 shares issued to certain executives and employees, and 44,000 restricted shares issued to its directors. Of the 171,938 shares issued to certain of the Company’s executives and employees, all have vested except 21,000 shares issued to the Vice President and General Counsel upon execution of his employment contract which will vest in equal amounts of 7,000 shares on each anniversary of the effective date of his employment agreement over a three-year period. Regarding the restricted shares awarded to the Company’s directors, all of the shares have vested except 12,000 shares which vest at the end of 2011.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of March 31, 2011, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Compensation cost recognized under the Plan for the three months ended March 31, 2011 and 2010 totaled $13,168 and $42,428, respectively.

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

Recent Accounting Pronouncements – There are no recent accounting pronouncements which the Company believes will have a material impact on its financial statements.

3. Acquisition of Hotel Properties

There were no new acquisitions during the three months ended March 31, 2011.

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Land and land improvements	$19,245	$19,245
Buildings and improvements	177,451	176,641
Furniture, fixtures and equipment	30,881	30,345

	227,577	226,231
Less: accumulated depreciation	(44,346)	(42,332)

	$183,231	$183,899

5. Debt

Credit Facility. As of March 31, 2011, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T.

On August 1, 2007, the Company entered into an amendment to its credit agreement modifying certain provisions of the agreement as well as reducing the rate of interest on the credit facility by 0.375% and extending the maturity date by one year. On April 15, 2008, the Company entered into a second amendment to its credit agreement modifying certain provisions of the agreement including increases in the lenders’ revolver commitments by $20.0 million, thereby enabling the Company to borrow up to $80.0 million. On February 19, 2009, the Company entered into a third amendment to its credit agreement modifying certain provisions of the agreement as well as increasing the rate of interest on the credit facility by 1.125%. On June 4, 2010, the Company entered into a fifth amendment to its credit agreement modifying certain provisions of the agreement including an increase in the rate of interest to LIBOR plus additional interest of 4.00%; a LIBOR floor of 0.75%; a conversion to a non-revolving facility; a provision for mandatory quarterly pre-payments based on excess cash flow, as defined in the amendment, as well as a mandatory prepayment if the Company raises equity within certain parameters; and provides an option to extend the maturity for one year if certain conditions are met. The Company had borrowings under the credit facility of approximately $75.2 million at both March 31, 2011 and December 31, 2010.

Prior to entering into a sixth amendment to the credit agreement (see Note 13), the credit facility was set to mature in May 2011 and bore interest at a floating rate of LIBOR plus additional interest ranging from 2.75% to 3.25% prior to June 4, 2010 after which the facility bore interest at a floating rate of LIBOR plus additional interest of 4.00%, subject to a LIBOR floor of 0.75%. On March 31, 2011, LIBOR was 0.243%. Prior to June 4, 2010, the Company was required to pay a fee of 0.25% on the unused portion of the credit facility. Under the terms of the agreement, the Company is required to maintain an interest rate swap in order to hedge against interest rate risk.

The credit facility is secured by the Holiday Inn Brownstone in Raleigh, North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside, the Holiday Inn Laurel West and the Crowne Plaza Tampa Westshore, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At March 31, 2011, the five properties had a net carrying value of approximately $101.9 million. Under the terms of the credit agreement, the Company must satisfy certain financial and non-financial covenants. The Company was in compliance with all required covenants as of March 31, 2011.

Mortgage Debt. As of March 31, 2011, the Company had approximately $72.0 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on its hotels.

Property	Balance Outstanding as of		Prepayment Penalties		Maturity Date		Amortization Provisions		Interest Rate
	March 31, 2011	December 31, 2010
Crowne Plaza Hampton Marina	$9,000,000	$9,000,000	N		06/2011	(1)	Interest Only		LIBOR plus 2.75	%(2)
Crowne Plaza Jacksonville Riverfront	18,000,000	18,000,000		(3)	07/2011		Interest Only		8.00%
Hilton Savannah DeSoto	22,800,188	22,867,464		(4)	07/2017		25 years	(5)	6.06%
Hilton Wilmington Riverside	22,217,360	22,324,789		(4)	03/2017		25 years	(6)	6.21%

Total	$72,017,548	$72,192,253

(1)	The note may be extended for one 12-month period, subject to certain terms and conditions.
(2)	The note bears a minimum interest rate of 4.75%.
(3)	The note could not be prepaid prior to July 2009. A prepayment may be made currently without penalty.
(4)	The notes may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.
(5)	The note provides for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(6)	The note provides for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.

Total mortgage debt maturities as of March 31, 2011 without respect to any additional loan extensions for the following twelve-month periods were as follows:

March 31, 2012	$27,864,950
March 31, 2013	919,555
March 31, 2014	977,609
March 31, 2015	1,039,327
March 31, 2016	1,104,943
Thereafter	40,111,164

Total future maturities	$72,017,548

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at both March 31, 2011 and December 31, 2010 was $4,493,970.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of three optional five-year periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months ended March 31, 2011 and 2010 totaled $17,216 and $15,387, respectively, for this operating lease.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for each of the three months ended March 31, 2011 and 2010 totaled $23,871.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense totaled $58,750 for each of the three months ended March 31, 2011 and 2010.

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Rent expense totaled $8,400 for each of the three months ended March 31, 2011 and 2010.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense totaled $689 and $608 for the three months ended March 31, 2011 and 2010, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense totaled $1,240 for each of the three months ended March 31, 2011 and 2010.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Rent expense totaled $13,750 for each of the three months ended March 31, 2011 and 2010.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the three months ended March 31, 2011 and 2010 was $11,183 and $11,013, respectively.

The Company also leases certain furniture and equipment under financing arrangements expiring between October 2011 and March 2014.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

March 31, 2012	$729,598
March 31, 2013	625,831
March 31, 2014	503,371
March 31, 2015	210,166
March 31, 2016	173,616
Thereafter	87,757

Total future minimum lease payments	$2,330,339

Management Agreements – Each of the operating hotels that the Company wholly-owned at March 31, 2011, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 8).

Franchise Agreements – As of March 31, 2011, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between November 2011 and April 2023.

Restricted Cash Reserves – Each month, the Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required to establish a property improvement fund for each of these two hotels to cover the cost of replacing capital assets at the properties. Each month, contributions to the property improvement fund equal 4.0% of gross revenues for the Hilton Savannah DeSoto and the Hilton Wilmington Riverside.

Pursuant to the terms of the mortgage on the Crowne Plaza Jacksonville Riverfront, the Company is required to make monthly contributions equal to 4.0% of room revenues into a property improvement fund.

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

On March 22, 2011, the Company issued 17,500 shares of non-restricted stock to certain executives and employees as well as 12,000 shares of restricted stock to its then serving independent directors.

On January 25, 2011, the Company issued 16,000 non-restricted shares to its Chief Operating Officer and President in accordance with the terms of his employment contract, as amended.

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

As of March 31, 2011 and December 31, 2010, the Company had 9,586,786 and 9,541,286 shares of common stock outstanding, respectively.

Warrants – As of March 31, 2011, the Company has granted no warrants representing the right to purchase common stock.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2011, there were no shares of preferred stock outstanding.

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

As of March 31, 2011, the total number of Operating Partnership units outstanding was 3,354,439, with a fair market value of approximately $8.5 million based on the price per share of the common stock on that date.

8. Related Party Transactions

As of March 31, 2011, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and a current and former member of its Board of Directors) owned approximately 7.2% of the Company’s outstanding common stock and 2,218,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At March 31, 2011, the Company owed $3,546 to MHI Hotels Services while at December 31, 2010, the Company was due $17,375 from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for each of the three months ended March 31, 2011 and 2010 was $160,000.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company owned at March 31, 2011, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Management fees earned by MHI Hotels Services totaled $538,556 and $443,504 for the three months March 31, 2011 and 2010, respectively. In addition, estimated incentive management fees of $45,755 and $16,275 were accrued for the three months ended March 31, 2011 and 2010, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $642,321 and $491,867 for the three months ended March 31, 2011 and 2010, respectively.

Construction Management Services – The Company has engaged MHI Hotels Services to manage certain aspects of the renovations at the Crowne Plaza Tampa Westshore and the Holiday Inn Brownstone. The Company paid construction management fees of $0 and $50,000 for the three months ended March 31, 2011 and 2010, respectively.

9. Retirement Plan

The Company maintains a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $11,088 and $9,989 for the three months ended March 31, 2011 and 2010, respectively.

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

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Investment in hotel properties, net	$69,211,772	$69,678,303
Cash and cash equivalents	3,995,468	1,952,687
Accounts receivable	369,812	271,822
Prepaid expenses, inventory and other assets	3,071,033	2,772,382

TOTAL ASSETS	$76,648,085	$74,675,194

LIABILITIES
Mortgage loans, net	$34,100,000	$34,100,000
Accounts payable and other accrued liabilities	3,228,365	2,434,683
Advance deposits	304,608	283,144

TOTAL LIABILITIES	37,632,973	36,817,827
TOTAL MEMBERS’ EQUITY	39,015,112	37,857,367

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$76,648,085	$74,675,194

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(unaudited)	(unaudited)
Revenue
Rooms department	$3,786,538	$3,978,440
Food and beverage department	724,154	646,848
Other operating departments	295,225	305,006

Total revenue	4,805,917	4,930,294
Expenses
Hotel operating expenses
Rooms department	681,458	671,663
Food and beverage department	509,910	482,008
Other operating departments	179,551	177,580
Indirect	1,327,211	1,718,350

Total hotel operating expenses	2,698,130	3,049,601
Depreciation and amortization	546,512	546,548
General and administrative	58,635	77,638

Total operating expenses	3,303,277	3,673,787

Net operating income	1,502,640	1,256,707
Interest expense	(439,853)	(172,487)
Interest income	—	2,118
Unrealized gain on hedging activities	94,958	—

Net income	$1,157,745	$1,086,138

11. Income Taxes

The components of the income tax provision (benefit) for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(unaudited)	(unaudited)
Current:
Federal	$9	$—
State	54	39

	63	39

Deferred:
Federal	(23)	(186)
State	8	(46)

	(15)	(232)

	$48	$(193)

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax provision is as follows (in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(unaudited)	(unaudited)
Statutory federal income tax expense (benefit)	$(438)	$(438)
Effect of non-taxable REIT income	424	252
State income tax expense (benefit)	62	(7)

	$48	$(193)

As of March 31, 2011 and December 31, 2010, the Company had a net deferred tax asset of approximately $4.8 million and $4.7 million, respectively, of which, approximately $4.3 million and $4.2 million, respectively, are due to accumulated net operating losses.

These loss carryforwards will begin to expire in 2024 if not utilized by then. As of March 31, 2011 and December 31, 2010, approximately $0.4 million of the net deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(unaudited)	(unaudited)
Net loss attributable to the Company	$(989,318)	$(779,843)
Basic:
Weighted average number of common shares outstanding	9,560,564	9,175,652
Net loss per share – basic	$(0.10)	$(0.08)
Diluted:
Dilutive awards	—	16,000
Diluted weighted average number common shares outstanding	9,560,564	9,191,652
Net loss per share – diluted	$(0.10)	$(0.08)

Diluted net loss per share takes into consideration the pro forma dilution of certain unvested stock awards.

13. Subsequent Events

Securities Purchase Agreement – On April 18, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (collectively, the “Investors”), under which the Company issued and sold to the Investors in a private placement 25,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), and a warrant (the “Warrant”) to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share, for a purchase price of $25.0 million.

Preferred Stock – The Company has designated a class of preferred stock, consisting of 27,650 shares with $0.01 par value per share, having a liquidation preference of $1,000.00 per share (the “Series A Cumulative Redeemable Preferred Stock”) pursuant to Articles Supplementary (the “Articles Supplementary”), which sets forth the preferences, rights and restrictions for the Series A Cumulative Redeemable Preferred Stock. The Series A Cumulative Redeemable Preferred Stock is non-voting and non-convertible. The Series A Cumulative Redeemable Preferred Stock has a mandatory redemption date of April 18, 2016 or upon the earlier occurrence of certain triggering events. The holders of the Series A Cumulative Redeemable Preferred Stock have a right to payment of a cumulative dividend payable (i) in cash at an annual rate of 10% and (ii) in additional shares of the Series A Cumulative Redeemable Preferred Stock at an annual rate of 2% of the liquidation preference per share. As set forth in the Articles Supplementary, the holder(s) of the Company’s Series A Cumulative Redeemable Preferred Stock will have the exclusive right, voting separately as a single class, to elect one (1) member of the Company’s board of directors. In addition, under certain circumstances as set forth in the Articles Supplementary, the holder(s) of the Company’s Series A Cumulative Redeemable Preferred Stock will be entitled to appoint a majority of the members of the board of directors. The holder(s) of the Company’s Series A Cumulative Redeemable Preferred Stock will be entitled to require that the Company redeem the Series A Cumulative Redeemable Preferred Stock under certain circumstances on such terms and at such price as is set forth in the Articles Supplementary.

Warrant – The Warrant entitles the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $2.25 per share. The Warrant expires on October 18, 2016. Warrant holders will have no voting rights. The exercise price and number of shares of common stock issuable upon exercise of the Warrants are both subject to adjustment in certain cases. The Warrant also contains a cashless exercise right. Under certain circumstances as set forth in the Warrant, the holder of the Warrant will be entitled to participate in certain future securities offerings of the Company.

The Company used the net proceeds from the sale of the Preferred Stock and the Warrant to partially prepay the amounts owed by the Company under its credit agreement.

Note Agreement – On April 18, 2011, the Company entered into a Note Agreement (the “Note Agreement”) with Essex Equity High Income Joint Investment Vehicle, LLC, as a lender (the “Lender”), pursuant to which the Company has the right to borrow up to $10,000,000 (the “Bridge Financing”). The principal amount borrowed under the Note Agreement will bear interest at the rate of 9.25% per annum, payable quarterly in arrears. The Bridge Financing will mature on the fourth anniversary of the Note Agreement or, if earlier, upon the redemption in full of the Preferred Stock. The Bridge Financing may be prepaid at the Company’s option in whole or in part at any time without penalty. Further, the Company is obligated to make prepayments in the event, and to the extent of the proceeds from, new equity issuances, certain debt incurrences and sales of assets which do not secure the Company’s obligations under the Company’s credit agreement and to repay the Bridge Financing in full following certain trigger events which also give rise to an obligation to redeem the outstanding shares of Preferred Stock. The Note Agreement provides for certain future securities pledges and/or asset liens to be granted from time to time to the Lender to secure the Bridge Financing, under the circumstances and upon the conditions set forth in the Note Agreement. The Company intends to use the net proceeds from the Bridge Financing to (i) facilitate the refinancing of the mortgage on the Crowne Plaza Jacksonville Riverfront Property and the Crowne Plaza Hampton Marina, if necessary; (ii) pay its transaction fees and expenses in respect of the Bridge Financing, the issuance and sale of the Preferred Stock and Warrant and the sixth amendment to the Company’s credit agreement; and (iii) finance ongoing working capital and general corporate needs of the Company.

Sixth Amendment to Credit Agreement – On April 18, 2011, the Company entered into a sixth amendment to the credit agreement dated effective as of April 18, 2011. Among other things, the amendment: (i) extends the final maturity date of advances under the credit agreement to May 8, 2014; (ii) provides that no additional advances may be made and no currently outstanding advances subsequently repaid or prepaid may be reborrowed; (iii) adjusts the release amounts with respect to secured hotel properties; (iv) reduces the additional interest from 4.00% to 3.50% and removes the LIBOR floor of 0.75%; and (v) adjusts certain financial covenants including restrictions relating to payment of dividends. In connection with the amendment, the Company reduced the outstanding balance on its existing credit facility by approximately $22.7 million.

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

Our hotel portfolio currently consists of ten full-service, upper-upscale and upscale hotels with 2,421 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels, totaling 2,110 rooms, are 100% owned by subsidiaries of our Operating Partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle and we have leasehold interests in a resort condominium facility in Wrightsville Beach, North Carolina. As of March 31, 2011, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007
Holiday Inn Brownstone	187	Raleigh, NC	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006

	2,110
Joint Venture Property
Crowne Plaza Hollywood Beach Resort	311	Hollywood, FL	August 9, 2007

Total	2,421

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 74.1% interest in our Operating Partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

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

Results of Operations

The following table illustrates the actual key operating metrics for each of the three months ended March 31, 2011 and 2010 for the properties we wholly-owned during each respective reporting period.

	Three months ended March 31, 2011	Three months ended March 31, 2010
Occupancy %	63.1%	62.7%
ADR	$107.72	$101.65
RevPAR	$67.95	$63.69

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Revenue. Total revenue for the three months ended March 31, 2011 increased approximately $1.0 million or 5.8% to approximately $18.5 million compared to total revenue of approximately $17.5 million for the three months ended March 31, 2010. Increases in revenue at our Tampa, Florida, Wilmington, North Carolina, Jeffersonville, Indiana and Hampton, Virginia properties offset declines in revenue at our Savannah, Georgia and Laurel, Maryland properties.

Room revenue increased approximately $0.8 million or 6.7% to approximately $12.9 million for the three months ended March 31, 2011 compared to room revenue of approximately $12.1 million for the three months ended March 31, 2010. The increase in room revenue for the three months ended March 31, 2011 resulted from a 6.0% increase in ADR and a 0.7% increase in occupancy as compared to the same period in 2010. Room revenue increased at all our properties with the exception of our property in Laurel, Maryland.

Food and beverage revenues increased approximately $0.3 million or 6.0% to approximately $4.6 million for the three months ended March 31, 2011 compared to food and beverage revenues of approximately $4.3 million for the three months ended March 31, 2010. Increases in banqueting revenue at our properties in Tampa, Florida, Jeffersonville, Indiana, Raleigh, North Carolina and Wilmington, North Carolina offset decreases in food and beverage revenue at our properties in Laurel, Maryland and Savannah, Georgia.

Revenue from other operating departments for the three months ended March 31, 2011 remained constant at approximately $1.1 million compared to revenue from other operating departments for the three months ended March 31, 2010.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses and management fees, were approximately $14.5 million, an increase of approximately $0.5 million or 3.9% for the three months ended March 31, 2011 compared to total hotel operating expenses of approximately $14.0 million for the three months ended March 31, 2010. The increase in hotel operating expense was mostly attributable to an increase in operating revenue.

Rooms expense for the three months ended March 31, 2011 increased approximately $0.1 million or 2.8% to approximately $3.7 million compared to rooms expense of approximately $3.6 million for the three months ended March 31, 2010. The increase was largely attributable to higher payroll costs related to fewer vacant positions, higher unemployment taxes and employee furloughs in the prior period.

Food and beverage expenses for the three months ended March 31, 2011 increased approximately $0.1 million to approximately $3.1 million or 3.5% compared to food and beverage expenses of approximately $3.0 million for the three months ended March 31, 2010. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues. An improvement in food and beverage margins from 29.9% to 31.5% offset the cost of higher volume.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2011 increased approximately $0.4 million or 5.4% to approximately $7.6 million compared to indirect expenses of approximately $7.2 million for the three months ended March 31, 2010. Management fees and franchise fees increased significantly due to the increase in revenue. Energy costs increased as well due to the increase in occupancy and higher costs due to the expiration of favorable fixed rate contracts. Sales and marketing costs, repairs and maintenance, insurance, real and personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2011 remained constant at approximately $2.1 million compared to depreciation and amortization expense for the three months ended March 31, 2010.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2011 decreased approximately $0.1 million or 9.5% to approximately $1.0 million compared to corporate general and administrative expense of approximately $1.1 million for the three months ended March 31, 2010.

Interest Expense. Interest expense for the three months ended March 31, 2011 increased approximately $0.3 million or 11.9% to approximately $2.6 million compared to interest expense of approximately $2.3 million for the three months ended March 31, 2010. The increase was the combined result of a higher effective interest rate due mostly to the June 2010 amendment to the credit agreement offset by the lower average balance of debt outstanding.

Equity Income in Joint Venture. Equity income in joint venture for the three months ended March 31, 2011 represents our 25.0% share of the net loss of the Crowne Plaza Hollywood Beach Resort. For the three months ended March 31, 2011, our 25.0% share of the net income of the hotel remained constant at approximately $0.3 million, as compared to the same for the three months ended March 31, 2010. For the three months ended March 31, 2011, the hotel reported occupancy of 88.3%, ADR of $153.19 and RevPAR of $135.28. This compares with results reported by the hotel for the three months ended March 31, 2010 of occupancy of 89.1%, ADR of $159.49 and RevPAR of $142.14.

Income Taxes. The income tax provision or benefit is primarily derived from the operations of our TRS Lessee. The Company realized income tax expense of approximately $50,000 for the three months ended March 31, 2011 as compared to an income tax benefit of approximately $0.2 million for the three months ended March 31, 2010.

Net Loss. The net loss for the three months ended March 31, 2011 increased approximately $0.2 million or 22.2% to approximately $1.3 million as compared to a net loss of approximately $1.1 million for the three months ended March 31, 2010 as a result of the operating results discussed above.

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

The following table reconciles net loss to FFO for each of the three months ended March 31, 2011 and 2010 (unaudited):

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net loss	$(1,336,469)	$(1,094,035)
Add depreciation and amortization	2,123,477	2,131,484
Add equity in depreciation of joint venture	136,628	136,311
Subtract gain on disposal of assets	(6,200)	—

FFO	$917,436	$1,173,760

Weighted average shares outstanding	9,560,564	9,175,652
Weighted average units outstanding	3,354,439	3,696,699

Weighted average shares and units	12,914,003	12,872,351

FFO per share and unit	$0.07	$0.09

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the three months ended March 31, 2011 was approximately $3.8 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly payments of principal and interest and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $1.1 million was spent during the three months ended March 31, 2011 on capital improvements and the replacement of furniture, fixtures and equipment.

Financing Activities. During the three months ended March 31, 2011, we paid approximately $0.2 million of scheduled principal payments toward the mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto. We also paid approximately $0.3 million in deferred financing costs in relation to the sixth amendment to the credit agreement.

Capital Expenditures

Since mid-2004, we have completed product improvement plans (“PIPs”) in connection with the licensing or re-licensing at eight of our nine wholly-owned properties. With the exception of a PIP in connection with the re-licensing of the Holiday Inn Brownstone as the Doubletree Hotel Raleigh Downtown before its current franchise license expires in December 2011, we anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures at 4.0% of gross revenue. However, in light of the recent slowdown of the economy and current economic climate as well as in the interest of preserving capital, we aim to restrict capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to a PIP should total 2.75% to 3.25% of gross revenues during the next 12 to 24 months.

We estimate the remaining capital expenditures related to the PIP underway in Raleigh, North Carolina will be approximately $1.8 million and expect to fund it out of operations. We expect capital expenditures for the replacement or refurbishment of furniture, fixtures and equipment at our remaining properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements that may be required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures. We deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside and the Crowne Plaza Hampton Marina and 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront. Commencing in June 2010, we began depositing an amount equal to 3.0% of room revenues for our remaining wholly-owned properties.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $7.2 million, of which approximately $2.2 million was in restricted reserve accounts and real estate tax and insurance escrows. As of March 31, 2011, our credit facility had an outstanding balance of approximately $75.2 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly payments of principal and interest and dividends on the Preferred Stock.

In April 2011, we sold 25,000 shares of redeemable Preferred Stock and generated net proceeds of approximately $24.0 million after transaction costs. In conjunction with the sale of redeemable Preferred Stock, we executed an amendment to our credit agreement and used approximately $22.7 million of the proceeds to reduce the outstanding balance on the credit facility. Among other modifications to the existing amended credit agreement, the amendment extends the maturity date for three years to May 2014, reduces the additional interest from 4.00% to 3.50% and removes the LIBOR floor of 0.75%, and modifies certain covenants. We estimate that the reduced interest expense on the remaining balance on the credit facility related to the amended terms of the credit agreement is approximately the same as the increased cost related to the redeemable Preferred Stock.

Coincident with the sale of redeemable Preferred Stock and execution of the sixth amendment to the credit agreement, we executed a Note Agreement with Essex Equity High Income Joint Investment Vehicle, LLC allowing us to borrow up to $10.0 million (“Bridge Financing”) at a fixed rate of 9.25% upon which no draws have been made.

In June 2011, the mortgage on the Crowne Plaza Hampton Marina matures, but may be extended an additional twelve months provided the operating performance of the property meets certain debt service coverage criteria. We anticipate that the operating performance of the property will be insufficient to meet the extension requirements. We may be required to reduce the mortgage balance by an amount up to $4.0 million in order to secure an extension or to refinance the existing mortgage indebtedness with a different lender. We intend to draw upon the Bridge Financing as well as working capital to secure the extension or refinance.

In July 2011, the mortgage on the Crowne Plaza Jacksonville Riverfront matures. We intend to refinance the existing mortgage indebtedness, but, depending on market conditions, may be required to reduce the mortgage balance by an amount up to $5.0 million. We intend to draw upon the Bridge Financing as well as working capital to refinance the existing indebtedness.

We will need to, and plan to, renew, replace or extend our long-term indebtedness prior to their respective maturity dates. We are uncertain whether we will be able to refinance these obligations or if refinancing terms will be favorable. If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms. To the extent we cannot repay our outstanding debt, we risk losing some or all of these properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

We believe the recovering economy will provide opportunities to acquire properties at attractive prices. However, with the constraints of the covenants in our credit agreement and other financing agreements, we have limited, if any, ability to incur additional debt in order to take advantage of such opportunities. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue additional equity financing in the future to enable us to take advantage of such opportunities. However, should additional equity financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, amounts outstanding under our secured credit facility, redemption of the Preferred Stock and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of some or all the following:

•	The issuance of additional shares of preferred stock;

•	The issuance of additional shares of our common stock;

•	The issuance of additional units in the Operating Partnership;

•	The incurrence by the subsidiaries of the Operating Partnership of mortgage indebtedness in connection with the refinancing of hotel properties;

•	The selective disposition of core or non-core assets;

•

The sale or contribution of some of our wholly-owned properties, development projects or development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contribution;

•	The issuance by the Operating Partnership of the Company and/or their subsidiary entities of secured and unsecured debt securities to the extent permitted by our credit agreement; or

•	The incurrence by the subsidiaries of the Operating Partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties.

Dividend Policy

In December 2008, in the interest of capital preservation and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2009, we amended our dividend policy and reduced the level of our cash dividend payments. Our ability to make distributions is constrained by the terms of our credit agreement, as amended, the Preferred Stock instrument and the Note Agreement. The Company’s credit agreement, as amended, the Preferred Stock instrument and the Note Agreement permit the Company to pay a dividend on our common stock subject to certain requirements, including liquidity thresholds. At present, the Company meets and exceeds these requirements to pay a dividend on our common stock in an amount minimally necessary in order to maintain our status as a REIT. The credit agreement also provides that the Company may make additional dividend distributions so long as no event of default exists at the time, or after giving effect to such additional distributions, if the Company maintains both a minimum liquidity position of $7.5 million and satisfies a debt yield ratio of EBITDA to total liabilities of at least 10.0% before and after giving effect to such distribution, provided the aggregate amount of total distributions cannot exceed 90.0% of FFO (including distributions on Preferred Stock in the calculation of FFO) for the previous twelve months, all as defined in the credit agreement, as amended. Pursuant to the sixth amendment to the credit agreement, total liabilities and FFO are defined such that it eases the Company’s compliance with the credit agreement’s restrictions on additional distributions. The Preferred Stock instrument similarly requires a minimum liquidity position of $7.5 million as a condition to payment of a dividend on common stock. The Note Agreement further provides that the Company may make additional dividend distributions if the Company has, and will have after giving effect to such distributions, at least $10.0 million in total cash or cash equivalents. Up to $5.0 million in undrawn commitments under the Note Agreement may be included in calculating the liquidity requirements under the credit agreement, the Preferred Stock instrument and the Note Agreement.

The amount of future distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements, the terms of our credit agreement, as amended, or any future or similar credit agreement, the Preferred Stock instrument and the Note Agreement and other factors which our board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our board of directors, and no assurance can be given that our distribution policy will not change in the future.

The holders of the Preferred Stock have a right to payment of a cumulative dividend payable (i) in cash at an annual rate of 10.0% and (ii) in additional shares of the preferred stock at an annual rate of 2.0% of the liquidation preference per share. With respect to dividends on Preferred Stock, the credit agreement, as amended, provides that they may only be paid from unrestricted cash, if all interest then owing under the credit agreement has been paid, and if no event of default, or breach of certain financial covenants, exists on the payment date both before and after giving effect to the payment of preferred dividends.

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

There were no charges for impairment recorded for the three months ended March 31, 2011 or 2010.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2011. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions, including the recent economic downturn, that affect occupancy rates at our hotels and the demand for hotel products and services;

•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs;

•	the magnitude, sustainability and timing of the economic recovery in the hospitality industry and in the markets in which we operate;

•

the availability and terms of financing and capital and the general volatility of the securities markets, specifically, the impact of the recent credit crisis which has severely constrained the availability of debt financing;

•	risks associated with the level of our indebtedness and our ability to meet covenants in our debt agreements and, if necessary, to refinance or seek an extension of the maturity of such indebtedness;

•	management and performance of our hotels;

•	risks associated with the conflicts of interest of our officers and directors;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	our ability to successfully expand into new markets;

•	legislative/regulatory changes, including changes to laws governing taxation of REITs;

•	our ability to maintain our qualification as a REIT; and

•	our ability to maintain adequate insurance coverage.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. In August 2006, we purchased an interest-rate swap with a notional amount of $30.0 million in order to comply with the terms of our credit agreement which requires us to hedge a portion of the maximum borrowing amount. In June 2010, we replaced the interest-rate swap with another interest-rate swap with a notional amount of $30.0 million which expires in May 2011. As of March 31, 2011, a derivative with a fair value of approximately $22,000 was included in accounts payable and other accrued liabilities. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue derivative contracts for trading or speculative purposes.

As of March 31, 2011, we had approximately $63.0 million of fixed-rate debt and approximately $88.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.67%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina – to the extent that 30-day LIBOR exceeds 2.0% – as well as the loan from the Carlyle Affiliate Lender and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on June 10, 2010. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $88.7 million, the balance at March 31, 2011, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $587,000.

As of December 31, 2010, we had approximately $63.2 million of fixed-rate debt and approximately $88.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.67%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina – to the extent that 30-day LIBOR exceeds 2.0% – as well as the loan from the Carlyle Affiliate Lender and the gap between the balance on the credit facility and the $30.0 million notional amount of the interest-rate swap purchased on June 10, 2010. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $88.7 million, the balance at December 31, 2010, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $587,000.

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

As of March 31, 2011, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

Holders of our outstanding preferred stock have rights that are senior to the rights of the holders of our common stock. In addition, the rights of the holders of the preferred stock may adversely affect our financial position.

On April 18, 2011, we completed a $25.0 million private placement pursuant to which we issued 25,000 shares of our Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”) and a warrant (“Warrant”) to acquire 1.9 million shares of our common stock.

The Preferred Stock has a mandatory redemption date of April 18, 2016 or upon the earlier occurrence of certain triggering events. In the event of a mandatory redemption, our obligation would be approximately $25.0 million. In order to satisfy any mandatory redemption, we may be required to borrow money, issue equity securities or sell assets to meet this obligation, which could impair our ability to raise the funds necessary to operate our business, involve dilution to holders of our common stock or require the disposition of key assets.

In the event the Company is liquidated while the Preferred Stock is outstanding, holders of the Preferred Stock will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of common stock receive any distributions.

The holders of the Preferred Stock have a right to payment of a cumulative dividend payable (i) in cash at an annual rate of 10% and (ii) in additional shares of the Preferred Stock at an annual rate of 2% of the liquidation preference per share. The payment of the cash dividend is expected to result in reduced capital resources available to the Company.

The holders of the Company’s Preferred Stock will have the exclusive right, voting separately as a single class, to elect one member of the Company’s board of directors. In addition, under certain circumstances, the holders of the Preferred Stock will be entitled to appoint a majority of the members of the board.

The holders of the Preferred Stock may have different interests from the holders of the common stock and the exercise by the holders of the Preferred Stock of their rights may be deemed adverse to the holders of the common stock as well as have an adverse effect on our financial position.

The exercise of the Warrant may have an adverse effect on the holders of shares of common stock.

The exercise of the Warrant we issued in our recent Preferred Stock private placement could negatively affect the price of our common stock. The holders of the Warrant may freely exercise the Warrant and such holders will have the right to require the Company, subject to certain limitations, to effect the registration under the Securities Act of all or any portion of the shares of common stock held by such holders for the sale of the common stock. If the holders of the Warrant elect to exercise the Warrant and sell a material amount of the underlying shares of common stock, the increase in selling activity could negatively affect the price of our common stock. In addition, the exercise of the Warrant would dilute the ownership interest of our existing holders of our shares of common stock.

We have debt obligations maturing in 2011, and if we are not successful in extending the term of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In June 2011, the mortgage on the Crowne Plaza Hampton Marina, which may be extended to June 2012, subject to certain terms and conditions, matures. In July 2010, our mortgage on the Crowne Plaza Jacksonville Riverfront matured, but we were able to extend the maturity to July 2011. In April 2011, we entered into a sixth amendment to our credit agreement, which, among other things, extended the final maturity date of advances under the credit agreement from May 2011 to May 2014.

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

Under the terms of our credit agreement, we must satisfy certain financial and non-financial covenants. As of May 4, 2011, we had $52.5 million outstanding under our credit agreement. In June 2010, we entered into an amendment to our credit agreement that adjusted the valuation methodology for valuing our existing hotel properties and converted the facility to non-revolving.

Our credit agreement limits the principal balance that may be outstanding at any time to 85% of the value of the properties in our collateral pool based on the valuation methodology in the credit agreement. The valuation methodology applies a multiple to the net operating income of each property to determine its value for purposes of the credit facility, except with respect to the Crowne Plaza Tampa Westshore property, which is valued in the collateral pool at the lesser of (x) the appraised value and (y) $19.6 million. The credit agreement, as amended, also contains financial covenants which include tests of our level of overall profitability and leverage. As of March 31, 2011, we were in compliance with all the required covenants.

Failure to maintain sufficient levels of financial performance at our hotel properties could cause the value of our collateral pool, as determined by the terms of the agreement, to fall below anticipated borrowing levels and could require us to immediately repay a portion of the outstanding indebtedness. Failure to repay required portions of our indebtedness would create a potential default under this credit agreement. In addition to the impact on the value of the collateral pool, failure to maintain sufficient levels of financial performance at our hotel properties could cause us to fail any of the financial performance covenant tests in our credit agreement. Failure to satisfy these covenants and conditions would create a potential default under this credit agreement. In connection with entering into the sixth amendment to the credit agreement in April 2011, we prepaid approximately $22.7 million of the outstanding balance on our credit facility.

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

In addition to refinancing mortgage indebtedness on individual properties, we may be required to refinance our indebtedness under the credit facility, which matures in May 2014. Similar to the risk of refinancing mortgage indebtedness on individual properties, if we do not have sufficient funds to repay the indebtedness, we may have to raise additional capital, which may be subject to disadvantageous terms and higher rates of interest that would lower our cash flow; or we may have to dispose of hotel properties on disadvantageous terms.

Our liquidity, including access to capital markets and financing, could be constrained by limitations in the overall credit markets, our creditworthiness and our ability to comply with financial covenants in our debt instruments and the covenants in our Preferred Stock instrument and Note Agreement.

Our ability to borrow under new financial arrangements depends on our compliance with covenants in the related agreements and on our performance against covenants in our credit agreement that require compliance with certain financial ratios as of the end of each fiscal quarter. Among other restrictions, our credit agreement limits the amount of leverage we are allowed to undertake. To the extent that we are unable to maintain compliance with this and other requirements or to perform against the financial performance covenants, due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted. Our liquidity could also be constrained by the covenants in our Preferred Stock instrument and Note Agreement.

Our ability to make distributions to our stockholders is restricted by the terms of our credit agreement, Preferred Stock instrument and Note Agreement and is subject to fluctuations in our financial performance, operating results and capital improvements requirements.

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

Additionally, our ability to make distributions is constrained by the terms of our credit agreement, as amended, as well as the preferred stock instrument and the Note Agreement. While our credit agreement, the preferred stock instrument and the Note Agreement permit the minimum distributions that allow us to maintain our status as a REIT provided that no default or event of default exists at the time of the distribution and we do not incur indebtedness to make the distribution, they provide additional conditions that must be met before payments in excess of the minimum distributions can be made. These additional conditions include certain liquidity requirements including (a) that we maintain at least $7.5 million of liquidity, which is measured by the sum of our unrestricted cash and cash equivalents and (b) a debt yield, which requires that we then have a ratio of EBITDA to total liabilities of at least 10.0%, provided the aggregate amount of such distributions in a given year cannot exceed 90.0% of FFO (including distributions on preferred stock in the calculation of FFO) for the prior fiscal year. The preferred stock instrument similarly requires a minimum liquidity position of $7.5 million as a condition to payment of a dividend on common stock. The Note Agreement further provides that the Company may make additional dividend distributions if the Company has, and will have after giving effect to such distributions, at least $10.0 million in total cash or cash equivalents. Up to $5.0 million in undrawn commitments under the Note Agreement may be included in calculating the liquidity requirements under the credit agreement, the Preferred Stock instrument and the Note Agreement.

Subject to the restrictions of our credit agreement, as amended, the preferred stock instrument and the Note Agreement, the amount of any dividend distributions is in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash to fund distributions.

The holders of the preferred stock have a right to payment of a cumulative dividend payable (i) in cash at an annual rate of 10.0% and (ii) in additional shares of the preferred stock at an annual rate of 2.0% of the liquidation preference per share. With respect to dividends on preferred stock, the credit agreement, as amended, provides that they may only be paid from unrestricted cash, if all interest then owing under the credit agreement has been paid, and if no event of default, or breach of certain financial covenants, exists on the payment date both before and after giving effect to the payment of preferred dividends.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.4	Articles Supplementary of MHI Hospitality Corporation.(2)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation. (2)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P. (2)

4.2	Warrant, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.2A	Employment Agreement, dated as of January 1, 2011, between MHI Hospitality Corporation and David R. Folsom.(3)

10.3A	First Amendment to Employment Agreement, dated as of January 1, 2011, between MHI Hospitality Corporation and Andrew M. Sims. (3)

10.21F	Sixth Amendment to Credit Agreement, dated as of April 18, 2011. (2)

10.36	Securities Purchase Agreement dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.37	Registration Rights Agreement, dated April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.38	Note Agreement, dated as of April 18, 2011, by and between the Company and Essex Equity High Income Joint Investment Vehicle, LLC. (2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on April 18, 2011.

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on January 19, 2011.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: May 4, 2011	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ William J. Zaiser
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.4	Articles Supplementary of MHI Hospitality Corporation.(2)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation. (2)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P. (2)

4.2	Warrant, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.2A	Employment Agreement, dated as of January 1, 2011, between MHI Hospitality Corporation and David R. Folsom.(3)

10.3A	First Amendment to Employment Agreement, dated as of January 1, 2011, between MHI Hospitality Corporation and Andrew M. Sims.(3)

10.21F	Sixth Amendment to Credit Agreement, dated as of April 18, 2011. (2)

10.36	Securities Purchase Agreement dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.37	Registration Rights Agreement, dated April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.38	Note Agreement, dated as of April 18, 2011, by and between the Company and Essex Equity High Income Joint Investment Vehicle, LLC. (2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on January 19, 2011.