Form 10-Q
period 2011-06-30
MHI Hospitality CORP
filed 2011-08-10
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Telephone Number (757) 229-5648

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2011, there were 9,701,786 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investment in hotel properties, net	$182,877,356	$183,898,660
Investment in joint venture	9,399,345	9,464,389
Cash and cash equivalents	4,335,037	2,992,888
Restricted cash	3,328,013	2,205,721
Accounts receivable	2,663,730	1,868,380
Accounts receivable-affiliate	18,499	17,375
Prepaid expenses, inventory and other assets	2,520,675	2,335,783
Notes receivable, net	100,000	100,000
Shell Island lease purchase, net	900,735	1,080,882
Deferred income taxes	3,979,764	4,742,695
Deferred financing costs, net	3,091,188	872,415

TOTAL ASSETS	$213,214,342	$209,583,431

LIABILITIES
Line of credit	$52,500,000	$75,197,858
Mortgage debt	71,790,249	72,192,253
Series A Cumulative Redeemable Preferred Stock, par value $0.01, 27,650 shares authorized, 25,100 and 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	25,000,000	—
Loans payable	4,400,220	4,493,970
Accounts payable and accrued liabilities	7,400,695	6,335,145
Advance deposits	705,916	555,902
Warrant derivative liability	2,014,000	—

TOTAL LIABILITIES	163,911,080	158,775,128

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01; 972,350 shares authorized, 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,701,786 shares and 9,541,286 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	97,018	95,413
Additional paid in capital	56,195,576	55,682,976
Distributions in excess of retained earnings	(18,009,063)	(16,837,182)

Total MHI Hospitality Corporation stockholders’ equity	38,283,531	38,941,207
Noncontrolling interest	11,019,731	11,867,096

TOTAL EQUITY	49,303,262	50,808,303

TOTAL LIABILITIES AND EQUITY	$213,214,342	$209,583,431

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
REVENUE
Rooms department	$16,164,522	$14,953,693	$29,068,955	$27,048,091
Food and beverage department	5,767,415	5,430,191	10,335,073	9,737,983
Other operating departments	1,197,783	1,125,638	2,261,265	2,239,039

Total revenue	23,129,720	21,509,522	41,665,293	39,025,113
EXPENSES
Hotel operating expenses
Rooms department	4,277,194	3,929,587	7,970,100	7,522,967
Food and beverage department	3,710,403	3,509,070	6,836,831	6,529,437
Other operating departments	141,748	170,906	262,741	343,838
Indirect	8,223,272	7,662,968	15,789,158	14,839,936

Total hotel operating expenses	16,352,617	15,272,531	30,858,830	29,236,178
Depreciation and amortization	2,149,910	2,126,133	4,273,387	4,257,617
Corporate general and administrative	848,527	904,206	1,805,621	1,961,810

Total operating expenses	19,351,054	18,302,870	36,937,838	35,455,605

NET OPERATING INCOME	3,778,666	3,206,652	4,727,455	3,569,508
Other income (expense)
Interest expense	(2,720,121)	(2,466,124)	(5,305,548)	(4,777,074)
Interest income	4,602	5,275	7,538	10,936
Equity income in joint venture	(166,981)	(82,208)	122,456	189,326
Unrealized loss on warrant derivative	(380,000)	—	(380,000)	—
Unrealized gain on hedging activities	22,612	263,448	72,649	647,394
Gain on disposal of assets	6,055	—	12,255	—

Net income (loss) before income taxes	544,833	927,043	(743,195)	(359,910)
Provision for income tax	(788,334)	(555,318)	(836,776)	(362,400)

Net income (loss)	(243,501)	371,725	(1,579,971)	(722,310)
Add: Net (income) loss attributable to the noncontrolling interest	60,939	(116,158)	408,090	198,035

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(182,562)	$255,567	$(1,171,881)	$(524,275)

Net income (loss) per share attributable to the Company
Basic	$(0.02)	$0.03	$(0.12)	$(0.06)
Diluted	$(0.02)	$0.03	$(0.12)	$(0.06)
Weighted average number of shares outstanding
Basic	9,617,116	9,525,824	9,588,996	9,351,705
Diluted	9,976,328	9,541,824	9,769,097	9,367,705

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2010	9,541,286	$95,413	$55,682,976	$(16,837,182)	$11,867,096	$50,808,303
Issuance of restricted common stock awards	45,500	455	74,475	—	—	74,930
Conversion of units in operating partnership	115,000	1,150	438,125	—	(439,275)	—
Net loss	—	—	—	(1,171,881)	(408,090)	(1,579,971)

Balances at June 30, 2011	9,701,786	$97,018	$56,195,576	$(18,009,063)	$11,019,731	$49,303,262

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010

Cash flows from operating activities:
Net loss	$(1,579,971)	$(722,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,273,387	4,257,617
Equity income in joint venture	(122,456)	(189,326)
Unrealized (gain)loss on derivatives	307,351	(647,394)
Gain on disposal of assets	(12,255)	—
Amortization of deferred financing costs	691,028	443,515
Paid-in-kind interest	100,000	—
Charges related to equity-based compensation	74,930	197,626
Changes in assets and liabilities:
Restricted cash	(60,989)	(323,196)
Accounts receivable	(795,349)	(902,094)
Prepaid expenses, inventory and other assets	(223,609)	(243,285)
Deferred income taxes	767,174	322,661
Accounts payable and accrued liabilities	1,326,576	1,537,249
Advance deposits	150,014	179,458
Due from affiliates	(1,124)	(12,910)

Net cash provided by operating activities	4,894,707	3,897,611

Cash flows from investing activities:
Improvements and additions to hotel properties	(3,221,595)	(909,382)
Proceeds from sale of furniture and equipment	12,255	—
Distributions from joint venture	187,500	104,315
Funding of restricted cash reserves	(1,161,324)	(734,653)
Proceeds of restricted cash reserves	850,022	173,018

Net cash used in investing activities	(3,333,142)	(1,366,702)

Cash flows from financing activities:
Proceeds of cumulative mandatorily redeemable preferred stock and warrant	25,000,000	—
Payments on credit facility	(22,697,858)	(325,000)
Pledge of cash collateral	(750,000)	—
Payment of deferred financing costs	(1,275,803)	(492,595)
Payments of mortgage debt and loans	(495,754)	(255,687)

Net cash used in financing activities	(219,415)	(1,073,282)

Net increase in cash and cash equivalents	1,342,150	1,457,627
Cash and cash equivalents at the beginning of the period	2,992,888	3,490,487

Cash and cash equivalents at the end of the period	$4,335,037	$4,948,114

Supplemental disclosures:
Cash paid during the period for interest	$4,083,230	$4,414,468

Cash paid during the period for income taxes	$42,654	$23,296

Non-cash investing and financing activities:
Issuance of warrant with cumulative mandatorily redeemable preferred stock	$1,634,000	$—

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at June 30, 2011, was approximately 75.0% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in this report to the “Company”, “MHI”, “we”, “us” and “our” refer to MHI Hospitality Corporation, its operating partnership and its subsidiaries and predecessors, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and prior fiscal year include the following:

Amendments to Credit Agreement – On June 4, 2010, the Company entered into a fifth amendment to its credit agreement to address the sufficiency of the borrowing base. The amendment revises the methodology used to value the Company’s existing hotel properties in the borrowing base and modifies certain other aspects of the credit agreement, as amended, including fixing the interest rate spread for the variable LIBOR-based interest rate at 4.00% and a minimum LIBOR of 0.75%. The amendment converts the facility to non-revolving, eliminates the Company’s ability to re-borrow principal paid in the future and establishes minimum repayments equal to 50% of excess cash flow, as defined in the agreement, payable quarterly. Pursuant to the amendment, the Company is required to fund reserves for insurance and real estate taxes as well as a reserve for the replacement of furniture, fixtures and equipment equal to 3.0% of gross room revenues. The amendment also modifies the fixed charge covenant, eliminates the leverage covenant, places limits on capital expenditures and requires prepayments from a portion of the proceeds of future equity offerings of up to $21.7 million. In the event that the Company makes prepayments totaling $21.7 million, the excess cash flow prepayment requirement will terminate. The amendment allows the Company to pay additional dividends in any fiscal quarter, subject to the existing cap of 90% of the prior year’s funds from operations (“FFO”) provided certain liquidity thresholds and other conditions are met. The amendment provides for a contingent extension of the maturity date for one year to May 2012, provided that certain valuation and other criteria are met, including payment of an extension fee and an extension or refinancing of the Jacksonville mortgage.

On April 18, 2011, the Company entered into a sixth amendment to the credit agreement. Among other things, the amendment: (i) extends the final maturity date of the credit facility to May 8, 2014; (ii) provides that no additional advances may be made and no currently outstanding advances subsequently repaid or prepaid may be reborrowed; (iii) adjusts the release amounts with respect to secured hotel properties; (iv) reduces the additional interest from 4.00% to 3.50% and removes the LIBOR floor of 0.75%; and (v) adjusts certain financial covenants including restrictions relating to payment of dividends. In connection with the amendment, the Company reduced the outstanding balance on its existing credit facility by approximately $22.7 million.

Sale of Preferred Stock and Warrant – On April 18, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (collectively, the “Investors”), under which the Company issued and sold to the Investors in a private placement 25,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), and a warrant (the “Warrant”) to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share, for a purchase price of $25.0 million.

The Company used the net proceeds from the issuance of the Preferred Stock and the Warrant to partially prepay the amounts owed by the Company under its credit agreement.

Available Bridge Financing – On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company has the right to borrow up to $10.0 million on or before December 31, 2011 (the “Bridge Financing”). The principal amount borrowed will bear interest at the rate of 9.25% per annum, payable quarterly in arrears and will mature on the earlier of April 18, 2015 or the redemption in full of the Preferred Stock. The Company intends to use the net proceeds from the Bridge Financing to (i) facilitate the extension and refinance of the mortgage on the Crowne Plaza Jacksonville Riverfront Property and (ii) finance ongoing working capital and general corporate needs of the Company.

Mortgage Loan Extension – On June 30, 2011, the Company entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina until June 30, 2012. Under the terms of the extension, the Company will make monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage was increased to LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00%. The Company also pledged $750,000 in cash collateral held by the lender in an interest-bearing account.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of June 30, 2011 and December 31, 2010 and for the three months and six months ended June 30, 2011 and 2010. All significant inter-company balances and transactions have been eliminated.

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

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, reserves for replacements of furniture, fixtures and equipment as well as cash collateral accounts maintained with its lenders or lenders’ agents pursuant to certain requirements in the Company’s various mortgage agreements and line of credit.

Inventories – Inventories which consist primarily of food and beverage are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of June 30, 2011 and December 31, 2010 were $307,827 and $331,002, respectively. Amortization expense for the three months and six months ended June 30, 2011 totaled $11,587 and $23,165, respectively, and $12,187 and $24,375, respectively, for the three months and six months ended June 30, 2010.

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

The Company uses derivative instruments to add stability to interest expense and to manage its exposure to interest-rate movements. To accomplish this objective, the Company primarily used an interest-rate swap, which was required under its credit agreement and acted as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments without exchange of the underlying principal amount. The Company valued its interest-rate swap at fair value, which it defines as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and included it in accounts payable and accrued liabilities. The Company also uses derivative instruments in the Company’s stock to obtain more favorable terms on its financing. The Company does not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our derivative instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
June 30, 2011
Interest-rate swap	$—	$—	$—
Warrant	—	(2,014,000)	—

December 31, 2010
Interest-rate swap	—	(72,649)	—
Warrant	—	—	—

The Company’s interest-rate swap liability is valued by discounting expected future cash flows based on quoted prices for forward interest-rate contracts.

The warrant derivative liability was valued at June 30, 2011 using the Black-Scholes option pricing model assuming an exercise price of $2.25 per share of common stock, a risk-free interest rate of 1.87%, a dividend yield of 5.00%, expected volatility of 60.0% and a remaining term of approximately 5.3 years.

Cumulative Mandatorily Redeemable Preferred Stock – The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, Distinguishing Liabilities from Equity. The Preferred Stock is mandatorily redeemable on April 18, 2016, or upon the earlier occurrence of certain triggering events and therefore is classified as a liability instrument on the date of issuance.

Warrants – The Company accounts for the warrant based upon the guidance enumerated in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Stock. The Warrant contains a provision that could require an adjustment to the exercise price if we issued securities deemed to be dilutive to the Warrant and therefore is classified as a derivative liability. The Warrant is carried at fair value with changes in fair value reported in earnings as long as the Warrant remains classified as a derivative liability.

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of June 30, 2011, the Company has no uncertain tax positions. In addition, the Company recognizes obligations for interest and penalties related to uncertain tax positions, if any, as income tax expense. The period from December 21, 2004 through December 31, 2010 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (the “Plan”) permits the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 215,938 shares including 171,938 shares issued to certain executives and employees, and 44,000 restricted shares issued to its directors. Of the 171,938 shares issued to certain of the Company’s executives and employees, all have vested except 14,000 shares issued to the Vice President and General Counsel upon execution of his employment contract which will vest in equal amounts of 7,000 shares on each anniversary of the effective date of his employment agreement over the next two-year period. Regarding the restricted shares awarded to the Company’s directors, all of the shares have vested except 12,000 shares which vest at the end of 2011.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2011, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Compensation cost recognized under the Plan was $11,698 and $23,395, respectively, for the three months and six months ended June 30, 2011 and $43,492 and $85,919, respectively for the three months and six months ended June 30, 2010.

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the three months or six months ended June 30, 2011.

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Land and land improvements	$19,255	$19,245
Buildings and improvements	178,194	176,641
Furniture, fixtures and equipment	31,814	30,345

	229,263	226,231
Less: accumulated depreciation	(46,386)	(42,332)

	$182,877	$183,899

5. Debt

Credit Facility. As of June 30, 2011, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company.

On June 4, 2010, the Company entered into a fifth amendment to its credit agreement modifying certain provisions of the agreement including an increase in the rate of interest to LIBOR plus additional interest of 4.00%. The amendment established a LIBOR floor of 0.75%; converted it to a non-revolving facility; eliminated a fee of 0.25% on the unused portion of the facility; instituted a provision for mandatory quarterly pre-payments based on excess cash flow, as defined in the amendment, as well as a provision for mandatory prepayment if the Company raises equity within certain parameters; and provided an option to extend the maturity for one year if certain conditions were met.

On April 18, 2011, the Company entered into a sixth amendment to the credit agreement which, among other things, (i) extends the final maturity date of advances under the credit agreement to May 8, 2014; (ii) provides that no additional advances may be made and no currently outstanding advances subsequently repaid or prepaid may be re-borrowed; (iii) adjusts the release amounts with respect to secured hotel properties; (iv) reduces the additional interest from 4.00% to 3.50% and removes the LIBOR floor of 0.75%; and (v) adjusts certain financial covenants including restrictions relating to payment of dividends. In connection with the amendment, the Company reduced the outstanding balance on its existing credit facility by approximately $22.7 million.

The Company had borrowings under the credit facility of $52.5 million and approximately $75.2 million at June 30, 2011 and December 31, 2010, respectively.

The credit facility is secured by the Holiday Inn Brownstone in Raleigh, North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside, the Holiday Inn Laurel West and the Crowne Plaza Tampa Westshore, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At June 30, 2011, the five properties had a net carrying value of approximately $104.2 million. Under the terms of the credit agreement, the Company must satisfy certain financial and non-financial covenants. The Company was in compliance with all required covenants as of June 30, 2011.

Mortgage Debt. As of June 30, 2011, the Company had approximately $71.8 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on its hotels.

Property	Balance Outstanding as of		Prepayment Penalties		Maturity Date		Amortization Provisions		Interest Rate
	June 30, 2011	December 31, 2010
Crowne Plaza Hampton Marina	$8,984,000	$9,000,000	N		06/2012		$16,000	(1)	LIBOR plus 4.55	%(2)
Crowne Plaza Jacksonville Riverfront	18,000,000	18,000,000	N		07/2011	(3)	Interest Only	(3)	8.00%
Hilton Savannah DeSoto	22,697,995	22,867,464		(4)	07/2017		25 years	(5)	6.06%
Hilton Wilmington Riverside	22,108,254	22,324,789		(4)	03/2017		25 years	(6)	6.21%

Total	$71,790,249	$72,192,253

(1)	The Company is required to make monthly principal payments of $16,000.
(2)	The note bears a minimum interest rate of 5.00%.
(3)	The note could not be prepaid prior to July 2009, but a prepayment may be made currently without penalty. On August 1, 2011, the maturity date of the loan was extended until January 2013.
(4)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(5)	The note provided for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(6)	The note provided for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.

Total mortgage debt maturities as of June 30, 2011 without respect to any additional loan extensions or modification subsequent to June 30, 2011 for the following twelve-month periods were as follows:

June 30, 2012	$27,862,289
June 30, 2013	933,737
June 30, 2014	992,686
June 30, 2015	1,055,357
June 30, 2016	1,121,985
Thereafter	39,824,195

Total future maturities	$71,790,249

Loan from Carlyle Affiliate Lender. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at June 30, 2011 and December 31, 2010 was $4,400,220 and $4,493,970, respectively.

Available Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company has the right to borrow up to $10.0 million before the earlier of December 31, 2011 or the redemption in full of the Preferred Stock. The principal amount borrowed will bear interest at the rate of 9.25% per annum, payable quarterly in arrears. The Bridge Financing will mature on April 18, 2015 or upon the redemption in full of the Preferred Stock, if earlier. The outstanding balance may be prepaid at the Company’s option in whole or in part at any time without penalty. Further, the Company is obligated (i) to make prepayments in the event of, and to the extent of the proceeds from, new equity issuances, certain debt incurrences and sales of assets which do not secure the Company’s obligations under the Company’s credit agreement and (ii) to repay the Bridge Financing in full following certain trigger events which also give rise to an obligation to redeem the outstanding shares of Preferred Stock. The agreement provides for certain future securities pledges and/or asset liens to be granted from time to time to the lender to secure the Bridge Financing, under the circumstances and upon the conditions set forth in the agreement.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the first of five optional five-year periods expiring October 31, 2011, October 31, 2016, October 31, 2021, October 31, 2026 and October 31, 2031, respectively. Rent expense for the three months and six months ended June 30, 2011 totaled $16,210 and $33,426, respectively, and totaled $14,892 and $30,279 for the three months and six months ended June 30, 2010, respectively, for this operating lease.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and six months ended June 30, 2011 totaled $23,871 and $47,741, respectively, and totaled $23,871 and $47,741 for the three months and six months ended June 30, 2010, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense totaled $38,750 and $97,500 for the three months and six months ended June 30, 2011, respectively and totaled $38,800 and $97,500 for the three months and six months ended June 30, 2010, respectively.

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Rent expense totaled $8,400 and $16,800 for the three months and six months ended June 30, 2011, respectively, and totaled $8,400 and $16,800 for the three months and six months ended June 30, 2010, respectively.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense totaled $689 and $1,378 for the three months and six months ended June 30, 2011, respectively, and totaled $608 and $1,216 for the three months and six months ended June 30, 2010, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense totaled $1,240 and $2,480 for the three months and six months ended June 30, 2011, respectively, and totaled $1,240 and $2,480 for the three months and six months ended June 30, 2010, respectively.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Rent expense totaled $13,750 and $27,500 for the three months and six months ended June 30, 2011, respectively, and totaled $13,750 and $27,500 for the three months and six months ended June 30, 2010, respectively.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $11,046 and $22,229 for the three months and six months ended June 30, 2011, respectively, and totaled $11,013 and $22,026 for the three months and six months ended June 30, 2010, respectively.

The Company also leases certain furniture and equipment under financing arrangements expiring between October 2011 and March 2014.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

June 30, 2012	$608,491
June 30, 2013	625,679
June 30, 2014	452,664
June 30, 2015	210,507
June 30, 2016	157,716
Thereafter	50,803

Total future minimum lease payments	$2,105,860

Management Agreements – Each of the operating hotels that the Company wholly-owned at June 30, 2011, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 8).

Franchise Agreements – As of June 30, 2011, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between November 2011 and April 2023.

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

7. Preferred Stock and Warrant

On April 18, 2011, the Company completed a private placement to the Investors pursuant to the Securities Purchase Agreement for gross proceeds of $25.0 million. The Company issued 25,000 shares of Preferred Stock and the Warrant to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share.

The Company has designated a class of preferred stock, the Preferred Stock, consisting of 27,650 shares with $0.01 par value per share, having a liquidation preference of $1,000.00 per share pursuant to Articles Supplementary (the “Articles Supplementary”), which sets forth the preferences, rights and restrictions for the Preferred Stock. The Preferred Stock is non-voting and non-convertible. The holders of the Preferred Stock have a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of Preferred Stock at an annual rate of 2.0% of the liquidation preference per share. As set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will have the exclusive right, voting separately as a single class, to elect one (1) member of the Company’s board of directors. As of June 30, 2011, there were 25,100 shares of the Preferred Stock issued and outstanding. In addition, under certain circumstances as set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will be entitled to appoint a majority of the members of the board of directors. The holder(s) of the Company’s Preferred Stock will be entitled to require that the Company redeem the Preferred Stock under certain circumstances, but no later than April 18, 2016, and on such terms and at such price as is set forth in the Articles Supplementary.

The Warrant entitles the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $2.25 per share. The Warrant expires on October 18, 2016. The Warrant holders have no voting rights. The exercise price and number of shares of common stock issuable upon exercise of the Warrant are both subject to adjustment under certain circumstances. The Warrant also contains a cashless exercise right. Under certain circumstances as set forth in the Warrant, the holders of the Warrant will be entitled to participate in certain future securities offerings of the Company.

The Company determined the fair market value of the Warrant was approximately $1.6 million on the issuance date using the Black-Scholes option pricing model assuming an exercise price of $2.25 per share of common stock, a risk-free interest rate of 2.26%, a dividend yield of 5.00%, expected volatility of 60.0%, and an expected term of 5.5 years, and is included in deferred financing costs. The deferred cost is amortized to interest expense in the accompanying consolidated statement of operations over the period of issuance to the mandatory redemption date of the preferred stock.

8. Stockholders’ Equity

Preferred Stock – The Company has authorized 1,000,000 shares of preferred stock, of which 27,650 shares have been designated Series A Cumulative Redeemable Preferred Stock, as described above. None of the remaining authorized shares have been issued.

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

On June 7, 2011, one holder of units in the Operating Partnership redeemed 115,000 units for an equivalent number of shares of the Company’s common stock.

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

As of June 30, 2011 and December 31, 2010, the Company had 9,701,786 and 9,541,286 shares of common stock outstanding, respectively.

Warrants – As of June 30, 2011, the Company has granted no warrants representing the right to purchase common stock other than the Warrant described in Note 7.

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

As of June 30, 2011, the total number of Operating Partnership units outstanding was 3,239,439, with a fair market value of approximately $9.5 million based on the price per share of the common stock on that date.

9. Related Party Transactions

As of June 30, 2011, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer, a current member and a former member of its Board of Directors) owned approximately 8.3% of the Company’s outstanding common stock and 2,103,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At June 30, 2011 and December 31, 2010, the Company was due $18,499 and $17,375, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for each of the three months and six months ended June 30, 2011 and 2010 was $160,000 and $320,000, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company owned at June 30, 2011, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Management fees earned by MHI Hotels Services totaled $678,067 and $1,216,623 for the three months and six months ended June 30, 2011, respectively, and $548,655 and $992,159 for the three months and six months ended June 30, 2010, respectively. In addition, estimated incentive management fees of $38,865 and $84,619 were accrued for the three months and six months ended June 30, 2011, respectively, and estimated management fees of $(10,180) and $6,095 were accrued for the three months and six months ended June 30, 2010, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $625,984 and $1,268,305 for the three months and six months ended June 30, 2011, respectively and $484,473 and $976,160 for the three months ended June 30, 2010, respectively.

Construction Management Services – The Company has engaged MHI Hotels Services to manage certain aspects of the renovations at the Crowne Plaza Tampa Westshore and the Holiday Inn Brownstone. The Company paid no construction management fees for the three months and six months ended June 30, 2011 and $25,067 and $75,067 for the three months and six months ended June 30, 2010, respectively.

10. Retirement Plan

The Company maintains a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $20,466 and $31,553 for the three months and six months ended June 30, 2011, respectively, and $20,692 and $30,681 for the three months and six months ended June 30, 2010, respectively.

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

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investment in hotel properties, net	$68,704,781	$69,678,303
Cash and cash equivalents	2,751,402	1,952,687
Accounts receivable	164,874	271,822
Prepaid expenses, inventory and other assets	2,704,848	2,772,382

TOTAL ASSETS	$74,325,905	$74,675,194

LIABILITIES
Mortgage loans, net	$33,600,000	$34,100,000
Accounts payable and other accrued liabilities	2,775,042	2,434,683
Advance deposits	353,673	283,144

TOTAL LIABILITIES	36,728,715	36,817,827
TOTAL MEMBERS’ EQUITY	37,597,190	37,857,367

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$74,325,905	$74,675,194

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$2,892,060	$2,388,686	$6,678,598	$6,367,126
Food and beverage department	722,008	500,670	1,446,162	1,147,518
Other operating departments	277,573	271,634	572,798	576,640

Total revenue	3,891,641	3,160,990	8,697,558	8,091,284
Expenses
Hotel operating expenses
Rooms department	655,863	585,232	1,337,321	1,256,895
Food and beverage department	520,174	389,855	1,030,084	871,863
Other operating departments	147,549	169,160	327,100	346,740
Indirect	1,734,199	1,558,457	3,061,409	3,276,838

Total hotel operating expenses	3,057,785	2,702,734	5,755,914	5,752,336
Depreciation and amortization	549,597	547,831	1,096,109	1,094,379
General and administrative	8,457	58,728	67,093	136,366

Total operating expenses	3,615,839	3,309,293	6,919,116	6,983,081

Net operating income (loss)	275,802	(148,303)	1,778,442	1,108,203
Interest expense	(453,492)	(182,216)	(893,344)	(354,703)
Interest income	—	1,687	—	3,805
Unrealized gain (loss) on hedging activities	(490,233)	—	(395,275)	—

Net income (loss)	$(667,923)	$(328,832)	$489,823	$757,305

12. Income Taxes

The components of the income tax provision for the three months and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$5	$—	$14	$—
State	1	—	56	39

	6	—	70	39

Deferred:
Federal	667	476	644	290
State	115	79	123	33

	782	555	767	323

	$788	$555	$837	$362

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax provision is as follows (in thousands):

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense (benefit)	$185	$315	$(253)	$(122)
Effect of non-taxable REIT income	487	161	911	412
State income tax expense (benefit)	116	79	179	72

	$788	$555	$837	$362

As of June 30, 2011 and December 31, 2010, the Company had a net deferred tax asset of approximately $4.0 million and $4.7 million, respectively, of which, approximately $3.5 million and $4.2 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. As of June 30, 2011 and December 31, 2010, approximately $0.4 million of the net deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

13. Earnings per Share

The following table sets forth the reconciliation of the numerators and denominators in computing earnings per share for the three months and six months ended June 30, 2011 and 2010.

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income (loss) attributable to the Company for basic computation	$(182,563)	$255,567	$(1,171,881)	$(524,275)
Effect of the issuance of dilutive shares on the net income (loss) attributable to the noncontrolling interest	(23,130)	—	(23,130)	—

Net income (loss) attributable to the Company for dilutive computation	$(205,693)	$255,567	$(1,195,011)	$(524,275)

Denominator
Weighted average number of common shares outstanding for basic computation	9,617,116	9,525,824	9,588,996	9,351,705
Dilutive effect of stock awards	—	16,000	—	16,000

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Dilutive effect of warrants	360,212	—	181,101	—

Weighted average number common shares outstanding for dilutive computation	9,977,328	9,541,824	9,770,097	9,367,705

Basic net income (loss) per share	$(0.02)	$0.03	$(0.12)	$(0.06)

Diluted net income (loss) per share	$(0.02)	$0.03	$(0.12)	$(0.06)

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partners and following the Company’s election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. But the effect of the allocation of net income (loss) attributable to the limited partners’ interests by the issuance of dilutive shares has been included.

Diluted net income (loss) per share takes into consideration the pro forma dilution of certain unvested stock awards during 2010 as well as the Warrant discussed in Note 7 issued in April 2011.

14. Subsequent Events

On July 18, 2011, the Company authorized payment of a quarterly dividend (distribution) of $0.02 per share (unit) to the stockholders (and unitholders of MHI Hospitality, L.P.) of record as of September 15, 2011. The dividend (distribution) is to be paid on October 11, 2011.

On August 1, 2011, the Company entered into agreements with PNC Bank, National Association, in its capacity as trustee of the AFL-CIO Building Investment Trust, to extend the maturity of the mortgage on the Crowne Plaza Jacksonville Riverfront until January 22, 2013. During the extension, and pursuant to the loan documents, the interest rate applicable to the mortgage loan will be fixed at 8.0% and the lender has waived certain covenants requiring the borrower to further pay down principal under certain circumstances. In order to effect the extension, and pursuant to the loan documents, the Company tendered to the lender the sum of $4.0 million as principal curtailment of the mortgage loan. The lender applied such principal curtailment against the original amount outstanding under the mortgage loan, thus reducing the mortgage loan’s current outstanding principal amount to $14.0 million, and the lender waived certain covenants requiring the Company to further pay down principal under certain circumstances.

On August 5, 2011, the Company obtained a 10-year, $7.5 million mortgage with Bank of Georgetown on the Holiday Inn Laurel West hotel property. The mortgage will bear interest at a rate of 5.25% for the first five years. After five years, the rate of interest will adjust to a rate of 3.00% plus the current 5-year U.S. Treasury bill rate of interest, with a floor of 5.25%. Proceeds of the mortgage were used to pay down a related portion of Company indebtedness under its credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-managed and self-administered REIT incorporated in Maryland in August 2004 to pursue opportunities primarily in the full-service upper-upscale and upscale segments of the hotel industry located in primary and secondary markets in the Mid-Atlantic and Southern United States. We commenced operations in December 2004 when we completed our IPO and thereafter consummated the acquisition of the initial properties.

Our hotel portfolio currently consists of ten full-service, upper-upscale and upscale hotels with 2,421 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels, totaling 2,110 rooms, are 100% owned by subsidiaries of our Operating Partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle and we have leasehold interests in a resort condominium facility in Wrightsville Beach, North Carolina. As of June 30, 2011, we owned the following hotel properties:

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

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 75.0% interest in our Operating Partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

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

Results of Operations

The following table illustrates the actual key operating metrics for each of the three months and six months ended June 30, 2011 and 2010, respectively, for the properties we wholly-owned during each respective reporting period.

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Occupancy %	72.9%	72.2%	68.0%	67.5%
ADR	$115.46	$107.86	$111.89	$104.99
RevPAR	$84.19	$77.88	$76.11	$70.82

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Revenue. Total revenue for the three months ended June 30, 2011 increased approximately $1.6 million or 7.5% to approximately $23.1 million compared to total revenue of approximately $21.5 million for the three months ended June 30, 2010. Increases in revenue at our Tampa, Florida, Wilmington, North Carolina, Jeffersonville, Indiana and Hampton, Virginia properties offset declines in revenue at our Jacksonville, Florida and Laurel, Maryland properties.

Room revenue increased approximately $1.2 million or 8.1% to approximately $16.2 million for the three months ended June 30, 2011 compared to room revenue of approximately $15.0 million for the three months ended June 30, 2010. The increase in room revenue for the three months ended June 30, 2011 resulted from a 7.0% increase in ADR and a 1.0% increase in occupancy as compared to the same period in 2010. Room revenue increased at all our properties with the exception of our properties in Jacksonville, Florida and Laurel, Maryland.

Food and beverage revenues increased approximately $0.4 million or 6.2% to approximately $5.8 million for the three months ended June 30, 2011 compared to food and beverage revenues of approximately $5.4 million for the three months ended June 30, 2010. Increases in banqueting revenue at our properties in Tampa, Florida, Savannah, Georgia and Wilmington, North Carolina offset decreases in food and beverage revenue at our property in Raleigh, North Carolina.

Revenue from other operating departments increased approximately $0.1 million or 6.4% to approximately $1.2 million for the three months ended June 30, 2011 compared to revenue from other operating departments of approximately $1.1 million for the three months ended June 30, 2010.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses and management fees, were approximately $16.4 million, an increase of approximately $1.1 million or 7.1% for the three months ended June 30, 2011 compared to total hotel operating expenses of approximately $15.3 million for the three months ended June 30, 2010. The increase in hotel operating expense was mostly attributable to an increase in operating revenue.

Rooms expense for the three months ended June 30, 2011 increased approximately $0.4 million or 8.8% to approximately $4.3 million compared to rooms expense of approximately $3.9 million for the three months ended June 30, 2010. The increase was largely attributable to higher payroll costs related to fewer vacant positions, higher unemployment taxes during the current period and employee furloughs in the prior period.

Food and beverage expenses for the three months ended June 30, 2011 increased approximately $0.2 million to approximately $3.7 million or 5.7% compared to food and beverage expenses of approximately $3.5 million for the three months ended June 30, 2010. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues as there was almost no change in food and beverage margins.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2011 increased approximately $0.5 million or 7.3% to approximately $8.2 million compared to indirect expenses of approximately $7.7 million for the three months ended June 30, 2010. Management fees and franchise fees increased significantly due to the increase in revenue. Sales and marketing costs, repairs and maintenance, energy and utility costs, insurance, real and personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2011 remained constant at approximately $2.1 million compared to depreciation and amortization expense for the three months ended June 30, 2010.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2011 decreased approximately $0.1 million or 6.2% to approximately $0.8 million compared to corporate general and administrative expense of approximately $0.9 million for the three months ended June 30, 2010.

Interest Expense. Interest expense for the three months ended June 30, 2011 increased approximately $0.2 million or 10.3% to approximately $2.7 million compared to interest expense of approximately $2.5 million for the three months ended June 30, 2010. The increase was the combined result of a higher effective interest rate due mostly to the June 2010 amendment to the credit agreement and the April 2011 issuance of mandatorily redeemable preferred stock.

Equity Income in Joint Venture. Equity income in joint venture for the three months ended June 30, 2011 represents our 25.0% share of the net loss of the Crowne Plaza Hollywood Beach Resort. For the three months ended June 30, 2011, our 25.0% share of the net loss of the joint venture increased approximately $0.1 million to approximately $0.2 million compared to a net loss of approximately $0.1 million for the three months ended June 30, 2010. All of the increased net loss of the joint venture was attributable to an unrealized loss on hedging activities. For the three months ended June 30, 2011, the hotel reported occupancy of 82.1%, ADR of $124.49 and RevPAR of $102.19. This compares with results reported by the hotel for the three months ended June 30, 2010 of occupancy of 78.5%, ADR of $107.47 and RevPAR of $84.40.

Income Taxes. The income tax provision is primarily derived from the operations of our TRS Lessee. The Company realized income tax expense of approximately $0.8 million for the three months ended June 30, 2011, an increase of approximately $0.2 million or 42.0%, as compared to income tax expense of approximately $0.6 million for the three months ended June 30, 2010. The income tax provision is primarily derived from the operations of our TRS lessee. The income of our TRS lessee subject to tax for the three months ended June 30, 2011 was significantly larger than the income subject to tax for the three months ended June 30, 2010.

Net Income or Loss. The net loss for the three months ended June 30, 2011 was approximately $0.2 million compared to net income of approximately $0.4 million for the three months ended June 30, 2010 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenue. Total revenue for the six months ended June 30, 2011 increased approximately $2.7 million or 6.8% to approximately $41.7 million compared to total revenue of approximately $39.0 million for the six months ended June 30, 2010. Increases in revenue at our Tampa, Florida, Wilmington, North Carolina, Jeffersonville, Indiana and Hampton, Virginia properties offset declines in revenue at our Jacksonville, Florida and Laurel, Maryland properties.

Room revenue increased approximately $2.1 million or 7.5% to approximately $29.1 million for the six months ended June 30, 2011 compared to room revenue of approximately $27.0 million for the six months ended June 30, 2010. The increase in room revenue for the six months ended June 30, 2011 resulted from a 6.6% increase in ADR and a 0.8% increase in occupancy as compared to the same period in 2010. Room revenue increased at all our properties with the exception of our properties in Jacksonville, Florida and Laurel, Maryland.

Food and beverage revenues increased approximately $0.6 million or 6.1% to approximately $10.3 million for the six months ended June 30, 2011 compared to food and beverage revenues of approximately $9.7 million for the six months ended June 30, 2010. Increases in banqueting revenue at our properties in Tampa, Florida, Jeffersonville, Indiana, Raleigh, North Carolina and Wilmington, North Carolina offset decreases in food and beverage revenue at our properties in Laurel, Maryland, Raleigh, North Carolina and Savannah, Georgia.

Revenue from other operating departments for the six months ended June 30, 2011 remained constant at approximately $2.2 million compared to revenue from other operating departments for the six months ended June 30, 2010.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses and management fees, were approximately $30.9 million, an increase of approximately $1.7 million or 5.6% for the six months ended June 30, 2011 compared to total hotel operating expenses of approximately $29.2 million for the six months ended June 30, 2010. The increase in hotel operating expense was mostly attributable to an increase in operating revenue.

Rooms expense for the six months ended June 30, 2011 increased approximately $0.5 million or 5.9% to approximately $8.0 million compared to rooms expense of approximately $7.5 million for the six months ended June 30, 2010. The increase was largely attributable to higher payroll costs related to fewer vacant positions, higher unemployment taxes in the current period and employee furloughs in the prior period.

Food and beverage expenses for the six months ended June 30, 2011 increased approximately $0.3 million to approximately $6.8 million or 4.7% compared to food and beverage expenses of approximately $6.5 million for the six months ended June 30, 2010. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues. An improvement in food and beverage margins from 32.9% to 33.8% offset the cost of higher volume.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2011 increased approximately $1.0 million or 6.4% to approximately $15.8 million compared to indirect expenses of approximately $14.8 million for the six months ended June 30, 2010. Management fees and franchise fees increased significantly due to the increase in revenue. Energy costs increased as well due to the increase in occupancy and higher costs due to the expiration of favorable fixed rate contracts. Sales and marketing costs, repairs and maintenance, insurance, real and personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2011 remained constant at approximately $4.3 million compared to depreciation and amortization expense for the six months ended June 30, 2010.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2011 decreased approximately $0.2 million or 8.0% to approximately $1.8 million compared to corporate general and administrative expense of approximately $2.0 million for the six months ended June 30, 2010.

Interest Expense. Interest expense for the six months ended June 30, 2011 increased approximately $0.5 million or 11.1% to approximately $5.3 million compared to interest expense of approximately $4.8 million for the six months ended June 30, 2010. The increase was the combined result of a higher effective interest rate mostly attributable to the June 2010 amendment to the credit agreement and the April 2011 issuance of mandatorily redeemable preferred stock.

Equity Income in Joint Venture. Equity income in joint venture for the six months ended June 30, 2011 represents our 25.0% share of the net loss of the Crowne Plaza Hollywood Beach Resort. For the six months ended June 30, 2011, our 25.0% share of the net income of the joint venture decreased approximately $0.1 million or 35.3% to approximately $0.1 million, as compared to our 25.0% share of net income from the joint venture of approximately $0.2 million for the six months ended June 30, 2010. All of the increased net loss of the joint venture was attributable to an unrealized loss on hedging activities. For the six months ended June 30, 2011, the hotel reported occupancy of 85.2%, ADR of $139.28 and RevPAR of $118.64. This compares with results reported by the hotel for the six months ended June 30, 2010 of occupancy of 83.8%, ADR of $134.98 and RevPAR of $113.11.

Income Taxes. The income tax provision is primarily derived from the operations of our TRS Lessee. The Company realized income tax expense of approximately $0.8 million for the six months ended June 30, 2011, an increase of approximately $0.4 million, compared to income tax expense of approximately $0.4 million for the six months ended June 30, 2010. The income tax provision is primarily derived from the operations of our TRS lessee. The income of our TRS lessee subject to tax for the six months ended June 30, 2011 was significantly larger than the income subject to tax for the six months ended June 30, 2010.

Net Loss. The net loss for the six months ended June 30, 2011 increased approximately $0.9 million or 118.7% to approximately $1.6 million as compared to a net loss of approximately $0.7 million for the six months ended June 30, 2010 as a result of the operating results discussed above.

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

The following table reconciles net loss to FFO for each of the three months and six months ended June 30, 2011 and 2010, respectively, (unaudited):

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Net income (loss)	$(243,501)	$373,725	$(1,579,971)	$(722,310)
Add depreciation and amortization	2,149,910	2,126,133	4,273,387	4,257,617
Add equity in depreciation of joint venture	137,399	136,654	274,027	272,965
Add loss (Subtract gain) on disposal of assets	(6,055)	—	(12,255)	—

FFO	$2,037,753	$2,634,512	$2,955,188	$3,808,272

Weighted average shares outstanding	9,617,116	9,525,824	9,588,996	9,351,705
Weighted average units outstanding	3,324,109	3,369,439	3,339,190	3,532,166

Weighted average shares and units	12,941,225	12,895,263	12,928,186	12,883,871

FFO per share and unit	$0.16	$0.20	$0.23	$0.30

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the six months ended June 30, 2011 was approximately $4.9 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly payments of principal and interest and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $3.2 million was spent during the six months ended June 30, 2011 on capital improvements and the replacement of furniture, fixtures and equipment.

Financing Activities. In April 2011, we issued 25,000 shares of the Preferred Stock and a Warrant to purchase shares of common stock for gross proceeds of $25.0 million, of which we used approximately $22.7 million to reduce our indebtedness on the line of credit. During the six months ended June 30, 2011, we paid approximately $0.5 million of scheduled principal payments toward the mortgages on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto.

We also paid approximately $1.3 million in deferred financing costs in relation to the sixth amendment to the credit agreement, issuance of the Preferred Stock and the refinance or extension of the mortgages on several of our properties and provided $0.75 million in cash collateral in conjunction with the extension of the mortgage on the Crowne Plaza Hampton Marina.

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

We estimate the remaining capital expenditures related to the PIP underway in Raleigh, North Carolina will be approximately $1.2 million and expect to fund it out of operations. We expect capital expenditures for the replacement or refurbishment of furniture, fixtures and equipment at our remaining properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements that may be required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures. We deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside and the Crowne Plaza Hampton Marina and 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront. Commencing in June 2010, we began depositing an amount equal to 3.0% of room revenues for our remaining wholly-owned properties.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $7.7 million, of which approximately $3.3 million was in restricted reserve accounts and real estate tax and insurance escrows. As of June 30, 2011, our credit facility had an outstanding balance of $52.5 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly payments of principal and interest and dividends on the Preferred Stock.

In April 2011, we sold 25,000 shares of redeemable Preferred Stock and generated gross proceeds of approximately $25.0 million. In conjunction with the sale of redeemable Preferred Stock, we executed an amendment to our credit agreement and used approximately $22.7 million of the proceeds to reduce the outstanding balance on the credit facility. Among other modifications to the existing amended credit agreement, the amendment extends the maturity date for three years to May 2014, reduces the additional interest from 4.00% to 3.50% and removes the LIBOR floor of 0.75%, and modifies certain covenants. We estimate that the reduced interest expense related to the reduced additional interest on the remaining balance on the credit facility is approximately the same as the increased cost related to the redeemable Preferred Stock.

Coincident with the sale of redeemable Preferred Stock and execution of the sixth amendment to the credit agreement, we executed an agreement with Essex Equity High Income Joint Investment Vehicle, LLC allowing us to borrow up to $10.0 million (“Bridge Financing”) at a fixed rate of 9.25%.

In June 2011, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina until June 30, 2012. Under the terms of the extension, the Company will make monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage was increased to LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00%. The Company also pledged $750,000 in cash collateral held by the lender in an interest-bearing account, which will be used to reduce the outstanding balance of the mortgage in December 2011 if the property does not meet certain profitability thresholds.

In August 2011, we entered into an agreement to extend the maturity of the mortgage on the Crowne Plaza Jacksonville Riverfront to January 2013. In conjunction with the extension, we drew upon the Bridge Financing to reduce the outstanding indebtedness on the property by $4.0 million, thus reducing the mortgage loan’s current outstanding principal amount to $14.0 million.

On August 5, 2011, the Company obtained a 10-year, $7.5 million mortgage with Bank of Georgetown on the Holiday Inn Laurel West hotel property. The mortgage will bear interest at a rate of 5.25% for the first five years. After five years, the rate of interest will adjust to a rate of 3.00% plus the current 5-year U.S. Treasury bill rate of interest, with a floor of 5.25%. Proceeds of the mortgage were used to pay down a related portion of Company indebtedness under its credit facility.

We believe the recovering economy will provide opportunities to acquire properties at attractive prices. However, with the constraints of the covenants in our credit agreement and other financing agreements, we have limited, if any, ability to incur additional debt in order to take advantage of such opportunities. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue joint venture transactions and additional equity financing in the future to enable us to take advantage of such opportunities. However, should additional joint venture transactions and equity financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, amounts outstanding under our secured credit facility, redemption of the Preferred Stock, repayment of draws under the Bridge Financing and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of some or all the following:

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

In December 2008, in the interest of capital preservation and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2009, we amended our dividend policy and reduced the level of our cash dividend payments. In July 2011, in part due to improving operating trends, the Company reevaluated its quarterly dividend policy and reinstated its quarterly dividend (distribution). On July 18, 2011, the Company authorized payment of a quarterly dividend (distribution) of $0.02 per share (unit) to the stockholders (and unitholders of MHI Hospitality, L.P.) of record as of September 15, 2011. The dividend (distribution) is to be paid on October 11, 2011.

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

The holders of the Preferred Stock have a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of the preferred stock at an annual rate of 2.0% of the $1,000 liquidation preference per share. With respect to dividends on Preferred Stock, the credit agreement, as amended, provides that they may only be paid from unrestricted cash, if all interest then owing under the credit agreement has been paid, and if no event of default, or breach of certain financial covenants, exists on the payment date both before and after giving effect to the payment of preferred dividends.

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

There were no charges for impairment recorded for the six months ended June 30, 2011 or 2010.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2011. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. In August 2006, we purchased an interest-rate swap with a notional amount of $30.0 million in order to comply with the terms of our credit agreement. In June 2010, we replaced the interest-rate swap with another interest-rate swap with a notional amount of $30.0 million which expired in May 2011. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue derivative contracts for trading or speculative purposes.

As of June 30, 2011, we had approximately $87.9 million of fixed-rate debt and approximately $65.9 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 8.19%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina – to the extent that 30-day LIBOR exceeds 0.45% – as well as the loan from the Carlyle Affiliate Lender and the balance on the credit facility. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $65.9 million, the balance at June 30, 2011, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $586,000.

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

As of June 30 , 2011, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2010 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2011, Andrew M. Sims, the Chairman and Chief Executive Officer of the Company, through the AMS Family Partnership, RLLP, a holder of units in the Operating Partnership, redeemed 115,000 units for an equivalent number of shares of the Company’s common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.4	Articles Supplementary of MHI Hospitality Corporation.(2)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation. (2)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P. (2)

4.2	Warrant, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.21F	Sixth Amendment to Credit Agreement, dated as of April 18, 2011. (2)

10.36	Securities Purchase Agreement dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.37	Registration Rights Agreement, dated April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.38	Note Agreement, dated as of April 18, 2011, by and between the Company and Essex Equity High Income Joint Investment Vehicle, LLC. (2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on April 18, 2011.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: August 10, 2011	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ William J. Zaiser
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.4	Articles Supplementary of MHI Hospitality Corporation.(2)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation. (2)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P. (2)

4.2	Warrant, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.21F	Sixth Amendment to Credit Agreement, dated as of April 18, 2011. (2)

10.36	Securities Purchase Agreement dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.37	Registration Rights Agreement, dated April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP. (2)

10.38	Note Agreement, dated as of April 18, 2011, by and between the Company and Essex Equity High Income Joint Investment Vehicle, LLC. (2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on April 18, 2011.