Form 10-Q
period 2011-09-30
MHI Hospitality CORP
filed 2011-11-09
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, there were 9,766,786 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investment in hotel properties, net	$182,002,524	$183,898,660
Investment in joint venture	9,115,806	9,464,389
Cash and cash equivalents	5,399,225	2,992,888
Restricted cash	3,554,450	2,205,721
Accounts receivable	2,528,793	1,868,380
Accounts receivable-affiliate	—	17,375
Prepaid expenses, inventory and other assets	1,923,747	2,335,783
Notes receivable, net	100,000	100,000
Shell Island lease purchase, net	810,662	1,080,882
Deferred income taxes	4,055,457	4,742,695
Deferred financing costs, net	3,106,362	872,415

TOTAL ASSETS	$212,597,026	$209,583,431

LIABILITIES
Line of credit	$45,133,013	$75,197,858
Mortgage debt	75,029,937	72,192,253
Series A Cumulative Redeemable Preferred Stock, par value $0.01, 27,650 shares authorized, 25,227 and 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	25,226,530	—
Loans payable	8,400,220	4,493,970
Accounts payable and accrued liabilities	8,901,659	6,335,145
Advance deposits	725,955	555,902
Dividends and distributions payable	258,825	—
Accounts payable – affiliate	3,351	—
Warrant derivative liability	1,368,000	—

TOTAL LIABILITIES	165,047,490	158,775,128

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01; 972,350 shares authorized, 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,701,786 shares and 9,541,286 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	97,018	95,413
Additional paid in capital	56,195,576	55,682,976
Distributions in excess of retained earnings	(19,320,142)	(16,837,182)

Total MHI Hospitality Corporation stockholders’ equity	36,972,452	38,941,207
Noncontrolling interest	10,577,084	11,867,096

TOTAL EQUITY	47,549,536	50,808,303

TOTAL LIABILITIES AND EQUITY	$212,597,026	$209,583,431

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
REVENUE
Rooms department	$14,154,271	$13,736,101	$43,223,226	$40,784,193
Food and beverage department	4,656,014	4,657,257	14,991,087	14,395,240
Other operating departments	1,204,901	1,144,373	3,466,164	3,383,410

Total revenue	20,015,186	19,537,731	61,680,477	58,562,843
EXPENSES
Hotel operating expenses
Rooms department	4,078,235	3,972,346	12,048,335	11,495,313
Food and beverage department	3,266,031	3,227,304	10,102,863	9,756,741
Other operating departments	157,839	196,410	420,580	540,248
Indirect	8,152,905	7,770,926	23,942,063	22,610,861

Total hotel operating expenses	15,655,010	15,166,986	46,513,841	44,403,163
Depreciation and amortization	2,187,541	2,123,761	6,460,928	6,381,378
Corporate general and administrative	1,348,792	725,909	3,154,412	2,687,719

Total operating expenses	19,191,343	18,016,656	56,129,181	53,472,260

NET OPERATING INCOME	823,843	1,521,075	5,551,296	5,090,583
Other income (expense)
Interest expense	(2,747,284)	(2,608,276)	(8,052,832)	(7,385,350)
Interest income	4,281	4,843	11,819	15,779
Equity income (loss) in joint venture	(283,539)	(184,237)	(161,083)	5,089
Unrealized gain on warrant derivative	646,000	—	266,000	—
Unrealized gain (loss) on hedging activities	—	(16,566)	72,649	630,828
Gain (loss) on disposal of assets	(9,894)	(84,128)	2,361	(84,128)

Net loss before income taxes	(1,566,593)	(1,367,289)	(2,309,790)	(1,727,199)
Income tax benefit (provision)	71,692	(3,461)	(765,083)	(365,861)

Net loss	(1,494,901)	(1,370,750)	(3,074,873)	(2,093,060)
Add: Net loss attributable to the noncontrolling interest	377,859	366,400	785,948	564,435

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(1,117,042)	$(1,004,350)	$(2,288,925)	$(1,528,625)

Net loss per share attributable to the Company
Basic	$(0.12)	$(0.11)	$(0.24)	$(0.16)
Diluted	$(0.11)	$(0.11)	$(0.23)	$(0.16)
Weighted average number of shares outstanding
Basic	9,701,786	9,541,286	9,627,006	9,415,593
Diluted	9,802,378	9,557,286	9,792,440	9,431,593

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2010	9,541,286	$95,413	$55,682,976	$(16,837,182)	$11,867,096	$50,808,303
Issuance of restricted common stock awards	45,500	455	74,475	—	—	74,930
Conversion of units in operating partnership	115,000	1,150	438,125	—	(439,275)	—
Dividends and distributions declared	—	—	—	(194,035)	(64,789)	(258,824)
Net loss	—	—	—	(2,288,925)	(785,948)	(3,074,873)

Balances at September 30, 2011	9,701,786	$97,018	$56,195,576	$(19,320,142)	$10,577,084	$47,549,536

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flows from operating activities:
Net loss	$(3,074,873)	$(2,093,060)
Adjustments to reconcile net loss attributable to the Company to net cash provided by operating activities:
Depreciation and amortization	6,460,928	6,381,378
Equity (income) loss in joint venture	161,083	(5,089)
Unrealized (gain)loss on derivatives	(338,649)	(630,828)
(Gain) loss on disposal of assets	(2,361)	84,128
Amortization of deferred financing costs	893,537	871,506
Paid-in-kind interest	226,530	—
Charges related to equity-based compensation	74,930	226,126
Changes in assets and liabilities:
Restricted cash	(123,602)	(692,151)
Accounts receivable	(660,413)	(1,204,259)
Prepaid expenses, inventory and other assets	353,800	(567,234)
Deferred income taxes	691,481	327,919
Accounts payable and accrued liabilities	2,559,821	1,306,279
Advance deposits	170,053	309,113
Due from affiliates	20,725	26,662

Net cash provided by operating activities	7,412,990	4,340,490

Cash flows from investing activities:
Improvements and additions to hotel properties	(4,181,335)	(2,211,195)
Proceeds from sale of furniture and equipment	26,705	—
Distributions from joint venture	187,500	138,386
Funding of restricted cash reserves	(1,742,175)	(1,359,144)
Proceeds of restricted cash reserves	1,267,048	597,518

Net cash used in investing activities	(4,442,257)	(2,834,435)

Cash flows from financing activities:
Proceeds of cumulative mandatorily redeemable preferred stock and warrant	25,000,000	—
Proceeds of mortgage debt	7,500,000	—
Proceeds of loans	4,000,000	—
Payments on credit facility	(30,064,845)	(325,000)
Pledge of cash collateral	(750,000)	—
Redemption of units in Operating Partnership	—	(17,600)
Payment of deferred financing costs	(1,493,484)	(530,595)
Payments of mortgage debt and loans	(4,756,067)	(376,875)

Net cash used in financing activities	(564,396)	(1,250,070)

Net increase in cash and cash equivalents	2,406,337	255,985
Cash and cash equivalents at the beginning of the period	2,992,888	3,490,487

Cash and cash equivalents at the end of the period	$5,399,225	$3,746,472

Supplemental disclosures:
Cash paid during the period for interest	$6,277,147	$6,584,127

Cash paid during the period for income taxes	$46,655	$19,625

Non-cash investing and financing activities:
Issuance of warrant with cumulative mandatorily redeemable preferred stock	$1,634,000	$—

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at September 30, 2011, was approximately 75.0% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

Mortgage Loan Refinancing – On August 1, 2011, the Company entered into agreements with PNC Bank, National Association, in its capacity as trustee of the AFL-CIO Building Investment Trust, to extend the maturity of the mortgage on the Crowne Plaza Jacksonville Riverfront until January 22, 2013. During the extension, and pursuant to the loan documents, the interest rate applicable to the mortgage loan is fixed at 8.0% and the lender has waived certain covenants requiring the borrower to further pay down principal under certain circumstances. In order to effect the extension, and pursuant to the loan documents, the Company tendered to the lender the sum of $4.0 million as principal curtailment of the mortgage loan, thus reducing the mortgage loan’s current outstanding principal amount to $14.0 million, and the lender waived certain covenants requiring the Company to further pay down principal under certain circumstances.

On August 5, 2011, the Company obtained a 10-year, $7.5 million mortgage with Bank of Georgetown on the Holiday Inn Laurel West hotel property. The mortgage bears interest at a rate of 5.25% per annum for the first five years. After five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury bill rate of interest, with a floor of 5.25%. The mortgage provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. Proceeds of the mortgage were used to pay down a portion of the Company’s indebtedness under its credit facility.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of September 30, 2011 and December 31, 2010 and for the three months and nine months ended September 30, 2011 and 2010. All significant inter-company balances and transactions have been eliminated.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of September 30, 2011 and December 31, 2010 were $296,240 and $331,002, respectively. Amortization expense for the three months and nine months ended September 30, 2011 totaled $11,587 and $34,763, respectively, and $12,187 and $36,562, respectively, for the three months and nine months ended September 30, 2010.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our derivative instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
September 30, 2011
Interest-rate swap	$—	$—	$—
Warrant	—	(1,368,000)	—
December 31, 2010
Interest-rate swap	—	(72,649)	—
Warrant	—	—	—

The Company’s interest-rate swap liability is valued by discounting expected future cash flows based on quoted prices for forward interest-rate contracts.

The warrant derivative liability was valued at September 30, 2011 using the Black-Scholes option pricing model assuming an exercise price of $2.25 per share of common stock, a risk-free interest rate of 0.97%, a dividend yield of 5.00%, expected volatility of 68.0% and a remaining term of approximately 5 years.

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of September 30, 2011, the Company has no uncertain tax positions. In addition, the Company recognizes obligations for interest and penalties related to uncertain tax positions, if any, as income tax expense. The period from December 21, 2004 through December 31, 2010 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (the “Plan”) permits the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 215,938 shares including 165,935 shares issued to certain executives and employees, and 50,000 restricted shares issued to its independent directors. Of the 165,935 shares issued to certain of the Company’s executives and employees, all have vested except 14,000 shares issued to the Vice President and General Counsel upon execution of his employment contract which will vest in equal amounts of 7,000 shares on each anniversary of the effective date of his employment agreement over the next two-year period. Regarding the restricted shares awarded to the Company’s independent directors, all of the shares have vested except 12,000 shares which vest at the end of 2011.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of September 30, 2011, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Compensation cost recognized under the Plan was $11,698 and $35,093, respectively, for the three months and nine months ended September 30, 2011 and $46,418 and $132,337, respectively for the three months and nine months ended September 30, 2010.

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the three months or nine months ended September 30, 2011.

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Land and land improvements	$19,258	$19,245
Buildings and improvements	178,852	176,641
Furniture, fixtures and equipment	31,788	30,345

	229,898	226,231
Less: accumulated depreciation	(47,895)	(42,332)

	$182,003	$183,899

5. Debt

Credit Facility. As of September 30, 2011, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company.

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

The Company had borrowings under the credit facility of approximately $45.1 million and approximately $75.2 million at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, the credit facility was secured by the Holiday Inn Brownstone in Raleigh, North Carolina, the Hilton Philadelphia Airport, the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At September 30, 2011, the four properties had a net carrying value of approximately $93.1 million. Under the terms of the credit agreement, the Company must satisfy certain financial and non-financial covenants. The Company was in compliance with all required covenants as of September 30, 2011.

Mortgage Debt. As of September 30, 2011, the Company had approximately $75.0 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on its hotels.

Property	Balance Outstanding as of		Prepayment Penalties		Maturity Date		Amortization Provisions		Interest Rate
	September 30, 2011	December 31, 2010
Crowne Plaza Hampton Marina	$8,949,625	$9,000,000	N		06/2012		$16,000	(1)	LIBOR plus 4.55	%(2)
Crowne Plaza Jacksonville Riverfront	14,000,000	18,000,000	N		01/2013	(3)	Interest Only	(3)	8.00%
Hilton Savannah DeSoto	22,594,245	22,867,464		(4)	07/2017		25 years	(5)	6.06%
Hilton Wilmington Riverside	21,997,447	22,324,789		(4)	03/2017		25 years	(6)	6.21%
Holiday Inn Laurel West	7,488,620	—		(7)	08/2021		25 years		5.25	%(8)

Total	$75,029,937	$72,192,253

(1)	The Company is required to make monthly principal payments of $16,000.
(2)	The note bears a minimum interest rate of 5.00%.
(3)	The note could not be prepaid prior to July 2009, but a prepayment may be made currently without penalty.
(4)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(5)	The note provided for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(6)	The note provided for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.
(7)	The note provides for pre-payment penalties during the first through fourth years and sixth through ninth years of the term of the mortgage.
(8)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury rate of interest, with a floor of 5.25%.

Total mortgage debt maturities as of September 30, 2011 without respect to any additional loan extensions or modification subsequent to September 30, 2011 for the following twelve-month periods were as follows:

September 30, 2012	$9,988,793
September 30, 2013	15,104,620
September 30, 2014	1,173,013
September 30, 2015	1,245,652
September 30, 2016	1,321,786
Thereafter	46,196,073

Total future maturities	$75,029,937

Loan from Carlyle Affiliate Lender. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at September 30, 2011 and December 31, 2010 was $4,400,220 and $4,493,970, respectively.

Available Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company has the right to borrow up to $10.0 million before the earlier of December 31, 2011 or the redemption in full of the Preferred Stock. The principal amount borrowed will bear interest at the rate of 9.25% per annum, payable quarterly in arrears. The Bridge Financing will mature on April 18, 2015 or upon the redemption in full of the Preferred Stock, if earlier. The outstanding balance may be prepaid at the Company’s option in whole or in part at any time without penalty. Further, the Company is obligated (i) to make prepayments in the event of, and to the extent of the proceeds from, new equity issuances, certain debt incurrences and sales of assets which do not secure the Company’s obligations under the Company’s credit agreement and (ii) to repay the Bridge Financing in full following certain trigger events which also give rise to an obligation to redeem the outstanding shares of Preferred Stock. The agreement provides for certain future securities pledges and/or asset liens to be granted from time to time to the lender to secure the Bridge Financing, under the circumstances and upon the conditions set forth in the agreement. At September 30, 2011, the Company had borrowings under the Bridge Financing of $4.0 million.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of five optional five-year periods expiring October 31, 2011, October 31, 2016, October 31, 2021, October 31, 2026 and October 31, 2031, respectively. Rent expense for the three months and nine months ended September 30, 2011 totaled $16,215 and $49,640, respectively, and totaled $14,251 and $44,530 for the three months and nine months ended September 30, 2010, respectively, for this operating lease.

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

The Company leases a parking lot adjacent to the Holiday Inn Brownstone in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and nine months ended September 30, 2011 totaled $23,871 and $71,612, respectively, and totaled $23,871 and $71,612 for the three months and nine months ended September 30, 2010, respectively.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurs an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense totaled $48,750 and $146,250 for the three months and nine months ended September 30, 2011, respectively and totaled $48,750 and $146,250 for the three months and nine months ended September 30, 2010, respectively.

The Company leases a parking lot in close proximity to the Sheraton Louisville Riverside. The land is leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expires December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. Rent expense totaled $8,400 and $25,200 for the three months and nine months ended September 30, 2011, respectively, and totaled $8,400 and $25,200 for the three months and nine months ended September 30, 2010, respectively.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense totaled $700 and $2,116 for the three months and nine months ended September 30, 2011, respectively, and totaled $608 and $1,824 for the three months and nine months ended September 30, 2010, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense totaled $1,240 and $3,720 for the three months and nine months ended September 30, 2011, respectively, and totaled $1,240 and $3,720 for the three months and nine months ended September 30, 2010, respectively.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Rent expense totaled $13,750 and $41,250 for the three months and nine months ended September 30, 2011, respectively, and totaled $13,750 and $41,250 for the three months and nine months ended September 30, 2010, respectively.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $11,046 and $33,274 for the three months and nine months ended September 30, 2011, respectively, and totaled $11,013 and $33,039 for the three months and nine months ended September 30, 2010, respectively.

The Company also leases certain furniture and equipment under financing arrangements expiring between October 2011 and March 2014.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

September 30, 2012	$500,559
September 30, 2013	653,720
September 30, 2014	496,601
September 30, 2015	268,899
September 30, 2016	211,467
Thereafter	27,888

Total future minimum lease payments	$2,159,134

Management Agreements – Each of the operating hotels that the Company wholly-owned at September 30, 2011, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 9).

Franchise Agreements – As of September 30, 2011, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between November 2011 and April 2023.

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

The Company has designated a class of preferred stock, the Preferred Stock, consisting of 27,650 shares with $0.01 par value per share, having a liquidation preference of $1,000.00 per share pursuant to Articles Supplementary (the “Articles Supplementary”), which sets forth the preferences, rights and restrictions for the Preferred Stock. The Preferred Stock is non-voting and non-convertible. The holders of the Preferred Stock have a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of Preferred Stock at an annual rate of 2.0% of the liquidation preference per share. As set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will have the exclusive right, voting separately as a single class, to elect one (1) member of the Company’s board of directors. As of September 30, 2011, there were approximately 25,227 shares of the Preferred Stock issued and outstanding. In addition, under certain circumstances as set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will be entitled to appoint a majority of the members of the board of directors. The holder(s) of the Company’s Preferred Stock will be entitled to require that the Company redeem the Preferred Stock under certain circumstances, but no later than April 18, 2016, and on such terms and at such price as is set forth in the Articles Supplementary.

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

As of September 30, 2011 and December 31, 2010, the Company had 9,701,786 and 9,541,286 shares of common stock outstanding, respectively.

Warrants – As of September 30, 2011, the Company has granted no warrants representing the right to purchase common stock other than the Warrant described in Note 7.

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

As of September 30, 2011, the total number of Operating Partnership units outstanding was 3,239,439, with a fair market value of approximately $7.0 million based on the price per share of the common stock on that date.

9. Related Party Transactions

As of September 30, 2011, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer, a current member and a former member of its Board of Directors) owned approximately 8.3% of the Company’s outstanding common stock and 2,103,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – At September 30, 2011, and December 31, 2010, the Company owed $3,351 and was due $17,375, respectively, from MHI Hotels Services.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for each of the three months and nine months ended September 30, 2011 and 2010 was $160,000 and $480,000, respectively.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company owned at September 30, 2011, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Management fees earned by MHI Hotels Services totaled $582,737 and $1,799,360 for the three months and nine months ended September 30, 2011, respectively, and $502,397 and $1,494,556 for the three months and nine months ended September 30, 2010, respectively. In addition, estimated incentive management fees of $(16,188) and $68,431 were accrued for the three months and nine months ended September 30, 2011, respectively, and estimated management fees of $36,263 and $42,358 were accrued for the three months and nine months ended September 30, 2010, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $608,502 and $1,876,807 for the three months and nine months ended September 30, 2011, respectively and $617,763 and $1,593,923 for the three months ended September 30, 2010, respectively.

Construction Management Services – The Company has engaged MHI Hotels Services to manage certain aspects of the renovations at the Crowne Plaza Tampa Westshore and the Holiday Inn Brownstone. The Company paid no construction management fees for the three months and nine months ended September 30, 2011 and $66,667 and $141,733 for the three months and nine months ended September 30, 2010, respectively.

10. Retirement Plan

The Company maintains a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $9,440 and $40,994 for the three months and nine months ended September 30, 2011, respectively, and $16,434 and $37,396 for the three months and nine months ended September 30, 2010, respectively.

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

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investment in hotel properties, net	$68,221,019	$69,678,303
Cash and cash equivalents	3,204,574	1,952,687
Accounts receivable	98,141	271,822
Prepaid expenses, inventory and other assets	2,329,363	2,772,382

TOTAL ASSETS	$73,853,097	$74,675,194

LIABILITIES
Mortgage loans, net	$33,600,000	$34,100,000
Accounts payable and other accrued liabilities	3,342,106	2,434,683
Advance deposits	447,958	283,144

TOTAL LIABILITIES	37,390,064	36,817,827
TOTAL MEMBERS’ EQUITY	36,463,033	37,857,367

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$73,853,097	$74,675,194

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$2,167,782	$1,932,975	$8,846,380	$8,300,101
Food and beverage department	440,876	419,511	1,887,038	1,567,029
Other operating departments	265,186	250,914	837,984	827,554

Total revenue	2,873,844	2,603,400	11,571,402	10,694,684
Expenses
Hotel operating expenses
Rooms department	527,917	515,659	1,865,238	1,772,533
Food and beverage department	375,832	348,170	1,405,916	1,220,033
Other operating departments	143,074	148,313	470,174	495,053
Indirect	1,456,369	1,469,658	4,517,778	4,746,496

Total hotel operating expenses	2,503,192	2,481,800	8,259,106	8,234,135
Depreciation and amortization	549,493	548,167	1,645,602	1,642,546
General and administrative	9,037	34,166	76,130	170,532

Total operating expenses	3,061,722	3,064,133	9,980,838	10,047,213

Net operating income (loss)	(187,878)	(460,733)	1,590,564	647,471
Interest expense	(443,740)	(326,972)	(1,337,084)	(681,675)
Interest income	—	1,078	—	4,883
Loss on expiration of land purchase option	(75,000)	—	(75,000)	—
Unrealized gain (loss) on hedging activities	(427,539)	49,678	(822,814)	49,678

Net income (loss)	$(1,134,157)	$(736,949)	$(644,334)	$20,357

12. Income Taxes

The components of the income tax provision (benefit) for the three months and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$2	$—	$16	$—
State	2	(2)	57	38

	4	(2)	73	38

Deferred:
Federal	(65)	6	580	296
State	(11)	(1)	112	32

	(76)	5	692	328

	$(72)	$3	$765	$366

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax provision is as follows (in thousands):

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense (benefit)	$(533)	$(465)	$(785)	$(587)
Effect of non-taxable REIT income	470	471	1,381	883
State income tax expense (benefit)	(9)	(3)	169	70

	$(72)	$3	$765	$366

As of September 30, 2011 and December 31, 2010, the Company had a net deferred tax asset of approximately $4.1 million and $4.7 million, respectively, of which, approximately $4.1 million and $4.2 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by then. As of September 30, 2011 and December 31, 2010, approximately $0.4 million of the net deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

13. Earnings per Share

The following table sets forth the reconciliation of the numerators and denominators in computing earnings per share for the three months and nine months ended September 30, 2011 and 2010.

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss attributable to the Company for basic computation	$(1,117,042)	$(1,004,350)	$(2,288,925)	$(1,528,625)
Effect of the issuance of dilutive shares on the net loss attributable to the noncontrolling interest	(6,543)	—	(9,935)	—

Net loss attributable to the Company for dilutive computation	$(1,123,585)	$(1,004,350)	$(2,298,860)	$(1,528,625)

Denominator
Weighted average number of common shares outstanding for basic computation	9,701,786	9,541,286	9,627,006	9,415,593
Dilutive effect of stock awards	—	16,000	—	16,000
Dilutive effect of warrants	100,592	—	165,434	—

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted average number common shares outstanding for dilutive computation	9,802,378	9,557,286	9,792,440	9,431,593

Basic net loss per share	$(0.12)	$(0.11)	$(0.24)	$(0.16)

Diluted net loss per share	$(0.11)	$(0.11)	$(0.23)	$(0.16)

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

14. Subsequent Events

On October 3, 2011, the Company issued 50,000 shares of common stock in redemption of an equivalent number of units in the Operating Partnership.

On October 11, 2011, the Company paid a quarterly dividend (distribution) of $0.02 per common share (and unit) to those stockholders (and unitholders of MHI Hospitality, L.P.) of record on September 15, 2011.

On October 17, 2011, The Company obtained a 5-year, $8.0 million mortgage with Premier Bank, Inc. on the Holiday Inn Brownstone in Raleigh, North Carolina. The mortgage bears interest at a rate of 5.25% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage may be extended for an additional 5-year period, at the Company’s option if certain conditions precedent have been satisfied, at a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury bill rate of interest. Proceeds of the mortgage were used to pay down a portion of the Company’s indebtedness under its credit facility.

On October 17, 2011, the Company authorized payment of a quarterly dividend (distribution) of $0.02 per common share (and unit) to the stockholders (and unitholders of MHI Hospitality, L.P.) of record as of December 15, 2011. The dividend (distribution) is to be paid on January 11, 2012.

On November 1, 2011, the Company issued 15,000 shares of common stock in redemption of an equivalent number of units in the Operating Partnership and redeemed 2,600 additional units in the Operating Partnership for cash.

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

Our hotel portfolio currently consists of ten full-service, upper-upscale and upscale hotels with 2,421 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels, totaling 2,110 rooms, are 100% owned by subsidiaries of our Operating Partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle and we have leasehold interests in a resort condominium facility in Wrightsville Beach, North Carolina. As of September 30, 2011, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007
Holiday Inn Brownstone	188	Raleigh, NC	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006

	2,111
Joint Venture Property
Crowne Plaza Hollywood Beach Resort	311	Hollywood, FL	August 9, 2007

Total	2,422

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 75.9% interest in our Operating Partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

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

Results of Operations

The following table illustrates the actual key operating metrics for each of the three months and nine months ended September 30, 2011 and 2010, respectively, for the properties we wholly-owned during each respective reporting period.

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Occupancy %	68.6%	69.2%	68.2%	68.1%
ADR	$106.23	$102.19	$109.97	$104.03
RevPAR	$72.88	$70.76	$75.02	$70.80

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenue. Total revenue for the three months ended September 30, 2011 increased approximately $0.5 million or 2.4% to approximately $20.0 million compared to total revenue of approximately $19.5 million for the three months ended September 30, 2010. Increases in revenue at our Tampa, Florida, and Jacksonville, Florida properties offset declines in revenue at our Hampton, Virginia property. Revenue for the period was adversely impacted by Hurricane Irene. The Company estimates the impact of Hurricane Irene on its portfolio was approximately $500,000 in lost revenue for three months ended September 30, 2011, including an approximately $1.90 negative effect on RevPAR for such period. The Company estimates that the overall effect of Hurricane Irene on its net income was approximately $350,000 for three months ended September 30, 2011.

Room revenue increased approximately $0.4 million or 3.0% to approximately $14.2 million for the three months ended September 30, 2011 compared to room revenue of approximately $13.8 million for the three months ended September 30, 2010. The increase in room revenue for the three months ended September 30, 2011 resulted from a 3.6% increase in ADR offset by a 0.6% decrease in occupancy as compared to the same period in 2010. Our properties in Tampa, Florida, Jacksonville, Florida and Philadelphia, Pennsylvania experienced the largest increases in room revenue.

Food and beverage revenues totaled approximately $4.7 million for the three months ended September 30, 2011, approximately the same level of food and beverage revenues for the three months ended September 30, 2010. Increases in banqueting revenue at our properties in Tampa, Florida, Raleigh, North Carolina, and Laurel, Maryland offset decreases in food and beverage revenue at our properties in Wilmington, North Carolina and Hampton, Virginia.

Revenue from other operating departments increased approximately $0.1 million or 5.3% to approximately $1.2 million for the three months ended September 30, 2011 compared to revenue from other operating departments of approximately $1.1 million for the three months ended September 30, 2010.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses and management fees, were approximately $15.7 million, an increase of approximately $0.5 million or 3.2% for the three months ended September 30, 2011 compared to total hotel operating expenses of approximately $15.2 million for the three months ended September 30, 2010. The increase in hotel operating expense was mostly attributable to an increase in operating revenue.

Rooms expense for the three months ended September 30, 2011 increased approximately $0.1 million or 2.7% to approximately $4.1 million compared to rooms expense of approximately $4.0 million for the three months ended September 30, 2010. The increase was largely attributable to higher room revenue.

Food and beverage expenses for the three months ended September 30, 2011 increased approximately $0.1 million to approximately $3.3 million or 1.2% compared to food and beverage expenses of approximately $3.2 million for the three months ended September 30, 2010.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2011 increased approximately $0.4 million or 4.9% to approximately $8.2 million compared to indirect expenses of approximately $7.8 million for the three months ended September 30, 2010. Management fees and franchise fees increased significantly due to the increase in revenue. Sales and marketing costs, repairs and maintenance, energy and utility costs, insurance, real and personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2011 increased approximately $0.1 million or 3.0% to approximately $2.2 million compared to depreciation and amortization expense of approximately $2.1 million for the three months ended September 30, 2010.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2011 increased approximately $0.6 million or 85.8% to approximately $1.3 million compared to corporate general and administrative expense of approximately $0.7 million for the three months ended September 30, 2010 due primarily to costs associated with our aborted stock offering.

Interest Expense. Interest expense for the three months ended September 30, 2011 increased approximately $0.1 million or 5.3% to approximately $2.7 million compared to interest expense of approximately $2.6 million for the three months ended September 30, 2010. The increase was the combined result of a higher effective interest rate due mostly to the April 2011 issuance of mandatorily redeemable preferred stock, refinance of the mortgage on the Laurel, Maryland property and borrowings on the Bridge Financing.

Equity Income in Joint Venture. Equity income in joint venture for the three months ended September 30, 2011 represents our 25.0% share of the net loss of the Crowne Plaza Hollywood Beach Resort. For the three months ended September 30, 2011, our 25.0% share of the net loss of the joint venture increased approximately $0.1 million to approximately $0.3 million compared to a net loss of approximately $0.2 million for the three months ended September 30, 2010. All of the increased net loss of the joint venture was attributable to an unrealized loss on hedging activities. For the three months ended September 30, 2011, the hotel reported occupancy of 69.4%, ADR of $109.20 and RevPAR of $75.76. This compares with results reported by the hotel for the three months ended September 30, 2010 of occupancy of 71.8%, ADR of $94.13 and RevPAR of $67.56.

Income Taxes. The income tax provision is primarily derived from the operations of our TRS Lessee. We realized an income tax benefit of approximately $0.1 million for the three months ended September 30, 2011 compared to almost no income tax benefit or expense for the three months ended September 30, 2010. Our TRS lessee experienced taxable losses during the three months ended September 30, 2011 compared to almost no taxable income or loss during the three months ended September 30, 2010.

Net Loss. The net loss for the three months ended September 30, 2011 increased approximately $0.1 million or 9.0% to approximately $1.5 million compared to a net loss of approximately $1.4 million for the three months ended September 30, 2010 as a result of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenue. Total revenue for the nine months ended September 30, 2011 increased approximately $3.1 million or 5.3% to approximately $61.7 million compared to total revenue of approximately $58.6 million for the nine months ended September 30, 2010. Increases in revenue at our Tampa, Florida, Wilmington, North Carolina, Jeffersonville, Indiana and Philadelphia, Pennsylvania properties offset declines in revenue at our Laurel, Maryland property. Revenue growth for the period was adversely impacted by Hurricane Irene.

Room revenue increased approximately $2.4 million or 6.0% to approximately $43.2 million for the nine months ended September 30, 2011 compared to room revenue of approximately $40.8 million for the nine months ended September 30, 2010. The increase in room revenue for the nine months ended September 30, 2011 resulted from a 5.6% increase in ADR and a 0.3% increase in occupancy as compared to the same period in 2010. Room revenue increased at all our properties with the exception of our property in Laurel, Maryland.

Food and beverage revenues increased approximately $0.6 million or 4.1% to approximately $15.0 million for the nine months ended September 30, 2011 compared to food and beverage revenues of approximately $14.4 million for the nine months ended September 30, 2010. Increases in banqueting revenue at our properties in Tampa, Florida and Wilmington, North Carolina offset decreases in food and beverage revenue at our properties in Hampton, Virginia and Savannah, Georgia.

Revenue from other operating departments increased approximately $0.1 million or 2.4% to approximately $3.5 million for the nine months ended September 30, 2011 compared to revenue from other operating departments of approximately $3.4 million for the nine months ended September 30, 2010.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses and management fees, were approximately $46.5 million, an increase of approximately $2.1 million or 4.8% for the nine months ended September 30, 2011 compared to total hotel operating expenses of approximately $44.4 million for the nine months ended September 30, 2010. The increase in hotel operating expense was mostly attributable to an increase in operating revenue.

Rooms expense for the nine months ended September 30, 2011 increased approximately $0.5 million or 4.8% to approximately $12.0 million compared to rooms expense of approximately $11.5 million for the nine months ended September 30, 2010. The increase was largely attributable to higher room revenue, but was also affected by higher payroll costs related to fewer vacant positions and higher unemployment taxes in the current period and employee furloughs in the prior period.

Food and beverage expenses for the nine months ended September 30, 2011 increased approximately $0.3 million to approximately $10.1 million or 3.5% compared to food and beverage expenses of approximately $9.8 million for the nine months ended September 30, 2010. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues. An improvement in food and beverage margins from 32.2% to 32.6% offset the cost of higher volume.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2011 increased approximately $1.3 million or 5.9% to approximately $23.9 million compared to indirect expenses of approximately $22.6 million for the nine months ended September 30, 2010. Management fees and franchise fees increased significantly due to the increase in revenue. Energy costs increased as well due to the increase in occupancy and higher costs due to the expiration of favorable fixed rate contracts. Sales and marketing costs, repairs and maintenance, insurance, real and personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.1 million or 1.2% to approximately $6.5 million for the nine months ended September 30, 2011 compared to depreciation and amortization expense of approximately $6.4 million for the nine months ended September 30, 2010.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2011 increased approximately $0.5 million or 17.4% to approximately $3.2 million compared to corporate general and administrative expense of approximately $2.7 million for the nine months ended September 30, 2010 due primarily to costs associated with our aborted stock offering.

Interest Expense. Interest expense for the nine months ended September 30, 2011 increased approximately $0.7 million or 9.0% to approximately $8.1 million compared to interest expense of approximately $7.4 million for the nine months ended September 30, 2010. The increase was the combined result of a lower effective interest rate on our line of credit in the period prior to the June 2010 amendment to the credit agreement as well as higher interest costs in the current period associated with the April 2011 issuance of mandatorily redeemable preferred stock.

Equity Income in Joint Venture. Equity income in joint venture for the nine months ended September 30, 2011 represents our 25.0% share of the net loss of the Crowne Plaza Hollywood Beach Resort. For the nine months ended September 30, 2011, our 25.0% share of the net loss of the joint venture was approximately $0.2 million compared to almost no net loss or income from the joint venture for the nine months ended September 30, 2010. All of the net loss of the joint venture was attributable to an unrealized loss on hedging activities. For the nine months ended September 30, 2011, the hotel reported occupancy of 79.9%, ADR of $130.47 and RevPAR of $104.19. This compares with results reported by the hotel for the nine months ended September 30, 2010 of occupancy of 79.7%, ADR of $122.59 and RevPAR of $97.76.

Income Taxes. The income tax provision is primarily derived from the operations of our TRS Lessee. We realized income tax expense of approximately $0.8 million for the nine months ended September 30, 2011, an increase of approximately $0.4 million, compared to income tax expense of approximately $0.4 million for the nine months ended September 30, 2010. The income of our TRS lessee subject to tax for the nine months ended September 30, 2011 was significantly larger than the income subject to tax for the nine months ended September 30, 2010.

Net Loss. The net loss for the nine months ended September 30, 2011 increased approximately $1.0 million or 46.9% to approximately $3.1 million as compared to a net loss of approximately $2.1 million for the nine months ended September 30, 2010 as a result of the operating results discussed above.

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

The following table reconciles net loss to FFO for each of the three months and nine months ended September 30, 2011 and 2010, respectively, (unaudited):

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Net loss attributable to the Company	$(1,117,042)	$(1,004,350)	$(2,288,925)	$(1,528,625)
Add noncontrolling interest	(377,859)	(366,400)	(785,948)	(564,435)
Add depreciation and amortization	2,187,541	2,123,761	6,460,928	6,381,378
Add equity in depreciation of joint venture	156,123	136,695	430,150	409,660
Add loss (Subtract gain) on disposal of assets	9,894	84,128	(2,361)	84,128

FFO	$858,657	$973,834	$3,813,844	$4,782,106

Weighted average shares outstanding	9,701,786	9,541,286	9,627,006	9,415,593
Weighted average units outstanding	3,239,439	3,366,656	3,305,574	3,476,389

Weighted average shares and units	12,941,225	12,907,942	12,932,580	12,891,982

FFO per share and unit	$0.07	$0.08	$0.29	$0.37

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the nine months ended September 30, 2011 was approximately $7.4 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $4.2 million was spent during the nine months ended September 30, 2011 on capital improvements and the replacement of furniture, fixtures and equipment.

Financing Activities. In April 2011, we issued 25,000 shares of the Preferred Stock and a Warrant to purchase shares of common stock for gross proceeds of $25.0 million, of which we used approximately $22.7 million to reduce our indebtedness on the line of credit. In August 2011, we obtained an 18-month extension on the mortgage on the Crowne Plaza Jacksonville repaying $4.0 million in principal which we obtained by accessing an equivalent amount of Bridge Financing. Also in August 2011, we obtained a $7.5 million mortgage on the Holiday Inn Laurel and used the proceeds to repay a portion of the balance on the line of credit.

During the nine months ended September 30, 2011, we paid approximately $0.8 million of scheduled principal payments toward the mortgages on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the Holiday Inn Laurel and the Crowne Plaza Hampton Marina.

During the nine months ended September 30, 2011, we also paid approximately $1.5 million in deferred financing costs in relation to the sixth amendment to the credit agreement, issuance of the Preferred Stock and the refinance or extension of the mortgages on several of our properties and provided $0.75 million in cash collateral in conjunction with the extension of the mortgage on the Crowne Plaza Hampton Marina.

Capital Expenditures

Since mid-2004, we have completed product improvement plans (“PIPs”) in connection with the licensing or re-licensing at eight of our nine wholly-owned properties. With the exception of a PIP in connection with the re-licensing of the Holiday Inn Brownstone as the Doubletree by Hilton Brownstone-University before its current franchise license expires in December 2011, we anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures at 4.0% of gross revenue. However, in light of the recent slowdown of the economy and current economic climate as well as in the interest of preserving capital, we aim to restrict capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to a PIP should total 2.75% to 3.25% of gross revenues during the next 12 to 24 months.

We estimate the remaining capital expenditures related to the PIP underway in Raleigh, North Carolina will be approximately $0.7 million and expect to fund it out of operations. We expect that most of the capital expenditures for the replacement or refurbishment of furniture, fixtures and equipment at our remaining properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements that may be required by our franchisors. We maintain escrow accounts with most of our lenders which are reserved for capital improvements or expenditures. On a monthly basis, we deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside and the Crowne Plaza Hampton Marina and 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront. Commencing in June 2010, we began depositing an amount equal to 3.0% of room revenues for our remaining wholly-owned properties.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $9.0 million, of which approximately $3.6 million was in restricted reserve accounts and real estate tax and insurance escrows. As of September 30, 2011, our credit facility had an outstanding balance of approximately $45.1 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and dividends on the Preferred Stock.

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

Coincident with the sale of redeemable Preferred Stock and execution of the sixth amendment to the credit agreement, we executed an agreement with Essex Equity High Income Joint Investment Vehicle, LLC allowing us to borrow up to $10.0 million (“Bridge Financing”) at a fixed rate of 9.25%. As of September 30, 2011, we have $6.0 million of borrowing capacity.

In June 2011, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina until September 30, 2012. Under the terms of the extension, we will make monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage was increased to LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00%. We also pledged $750,000 in cash collateral held by the lender in an interest-bearing account, which will be used to reduce the outstanding balance of the mortgage in December 2011 if the property does not meet certain profitability thresholds.

In August 2011, we entered into an agreement to extend the maturity of the mortgage on the Crowne Plaza Jacksonville Riverfront to January 2013. In conjunction with the extension, we drew upon the Bridge Financing to reduce the outstanding indebtedness on the property by $4.0 million, thus reducing the mortgage loan’s current outstanding principal amount to $14.0 million.

On August 5, 2011, we obtained a 10-year, $7.5 million mortgage with Bank of Georgetown on the Holiday Inn Laurel West hotel property. The mortgage will bear interest at a rate of 5.25% per annum for the first five years. After five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury bill rate of interest, with a floor of 5.25%. Proceeds of the mortgage were used to pay down a related portion of our indebtedness under the credit facility.

On October 17, 2011, we obtained a 5-year, $8.0 million mortgage with Premier Bank, Inc. on the Holiday Inn Brownstone in Raleigh, North Carolina. The mortgage bears interest at a rate of 5.25% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage may be extended for an additional 5-year period, if certain conditions have been met, at a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury bill rate of interest. Proceeds of the mortgage were used to pay down a portion of our indebtedness under the credit facility.

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

Dividend Policy

Our ability to make distributions is constrained by the terms of our credit agreement, as amended, the Preferred Stock instrument and the Note Agreement. The credit agreement, as amended, the Preferred Stock instrument and the Note Agreement permit us to pay a dividend on our common stock subject to certain requirements, including liquidity thresholds. At present, we meet and exceed these requirements to pay a dividend on our common stock in an amount minimally necessary in order to maintain our status as a REIT. The credit agreement also provides that we may make additional dividend distributions so long as no event of default exists at the time, or after giving effect to such additional distributions, if we maintain both a minimum liquidity position of

$7.5 million and satisfy a debt yield ratio of EBITDA to total liabilities of at least 10.0% before and after giving effect to such distribution, provided the aggregate amount of total distributions cannot exceed 90.0% of FFO (including distributions on Preferred Stock in the calculation of FFO) for the previous twelve months, all as defined in the credit agreement, as amended. Pursuant to the sixth amendment to the credit agreement, total liabilities and FFO are defined such that it eases our compliance with the credit agreement’s restrictions on additional distributions. The Preferred Stock instrument similarly requires a minimum liquidity position of $7.5 million as a condition to payment of a dividend on common stock. The Note Agreement further provides that we may make additional dividend distributions if we have, and will have after giving effect to such distributions, at least $10.0 million in total cash or cash equivalents. Up to $5.0 million in undrawn commitments under the Note Agreement may be included in calculating the liquidity requirements under the credit agreement, the Preferred Stock instrument and the Note Agreement.

In December 2008, in the interest of capital preservation and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2009, we amended our dividend policy and reduced the level of our cash dividend payments. In July 2011, in part due to improving operating trends, we reevaluated our quarterly dividend policy and reinstated our quarterly dividend (distribution). On July 18, 2011, we authorized payment of a quarterly dividend (distribution) of $0.02 per common share (and unit) to our stockholders (and unitholders of MHI Hospitality, L.P.) of record as of September 15, 2011. The dividend (distribution) was paid on October 11, 2011. On October 17, 2011, we authorized payment of another quarterly dividend (distribution) of $0.02 per common share (and unit) to our stockholders (and unitholders of MHI Hospitality, L.P.) of record as of December 15, 2011. The dividend (distribution) is to be paid on January 11, 2012.

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

There were no charges for impairment recorded for the nine months ended September 30, 2011 or 2010.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2011. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

As of September 30, 2011, we had approximately $95.3 million of fixed-rate debt and approximately $58.5 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 8.02%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina – to the extent that 30-day LIBOR exceeds 0.45% – as well as the loan from the Carlyle Affiliate Lender and the balance on the credit facility. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $58.5 million, the balance at September 30, 2011, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $573,000.

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

As of September 30, 2011, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2010 and our subsequent periodic reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.4	Articles Supplementary of MHI Hospitality Corporation.(2)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation. (2)

10.4	Strategic Alliance Agreement among MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services, LLC.

10.5	Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.

10.11	Agreement to Assign and Sublease Common Space Lease by and between MHI Hospitality L.P. and MHI Hotels, LLC.

10.12	Agreement to Assign and Sublease Commercial Space Lease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.

10.13	Lease Agreement by and between Philadelphia Hotel Associates LP and MHI Hospitality TRS, LLC (with a schedule of eight additional agreements that are substantially identical in all material respects to the Lease Agreement, except as identified in such schedule, and are not being filed herewith per Instruction 2 to Item 601 of Regulation S-K).

10.15	Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on April 18, 2011.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: November 9, 2011	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ William J. Zaiser
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.4	Articles Supplementary of MHI Hospitality Corporation.(2)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation. (2)

10.4	Strategic Alliance Agreement among MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services, LLC.

10.5	Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.

10.11	Agreement to Assign and Sublease Common Space Lease by and between MHI Hospitality L.P. and MHI Hotels, LLC.

10.12	Agreement to Assign and Sublease Commercial Space Lease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.

10.13	Lease Agreement by and between Philadelphia Hotel Associates LP and MHI Hospitality TRS, LLC (with a schedule of eight additional agreements that are substantially identical in all material respects to the Lease Agreement, except as identified in such schedule, and are not being filed herewith per Instruction 2 to Item 601 of Regulation S-K).

10.15	Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on April 18, 2011.