Form 10-K
period 2011-12-31
MHI Hospitality CORP
filed 2012-03-20
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $24,867,856 based on the closing price quoted on the NASDAQ® Stock Market.

As of March 20, 2012, there were 9,999,786 shares of the registrant’s common stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

MHI HOSPITALITY CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•

national and local economic and business conditions, including recessionary economic conditions existing over the last several years, that affect occupancy rates at the Company’s hotels and the demand for hotel products and services;

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

•	management and performance of the Company’s hotels;

•	risks associated with the conflicts of interest of the Company’s officers and directors;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in the Company’s current and proposed market areas;

•	the Company’s ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	the Company’s ability to successfully expand into new markets;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts;

•	the Company’s ability to maintain its qualification as a real estate investment trust (a “REIT”); and

•	the Company’s ability to maintain adequate insurance coverage.

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

PART I

Item 1. Business

Organization

MHI Hospitality Corporation (the “Company”) is a self-managed and self-administered real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition primarily full-service upper upscale and upscale hotel properties located in primary markets in the Mid-Atlantic and Southern United States. On December 21, 2004, we successfully completed our initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. We conduct our business through MHI Hospitality, L.P., our operating partnership, of which we are the general partner. Our Company owns approximately 77.0% of the partnership units in our operating partnership. Limited partners (including certain of our officers and directors) own the remaining operating partnership units.

As of March 1, 2012, our portfolio consists of ten primarily full-service up-scale and upper up-scale hotels located in seven states with an aggregate of 2,424 rooms and approximately 120,200 square feet of meeting space. Nine of these hotels are wholly-owned by subsidiaries of our operating partnership and operate under the Hilton Worldwide, InterContinental Hotels Group and Starwood Hotels and Resorts brands and are managed on a day to day basis by MHI Hotels Services, LLC (“MHI Hotels Services”). We also own a 25.0% indirect noncontrolling interest in the 311-room Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group (“Carlyle”).

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

Our corporate office is located at 410 West Francis Street, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648. All references in this report to the “Company”, “MHI”, “we”, “us” and “our” refer to MHI Hospitality Corporation, its operating partnership and its subsidiaries and predecessors, unless the context otherwise requires or where otherwise indicated.

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

During 2007, through our joint venture with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P., and Carlyle, we acquired a 25.0% indirect, noncontrolling interest in the Crowne Plaza Hollywood Beach Resort, a 311-room hotel in Hollywood, Florida for approximately $75.8 million including transfer costs. We also purchased a hotel formerly known as the Tampa Clarion Hotel in Tampa, Florida for approximately $13.8 million including transfer costs, which, after extensive renovations, re-opened in March 2009 as the Crowne Plaza Tampa Westshore.

During 2008, we acquired the Hampton Marina Hotel located in Hampton, Virginia for approximately $7.8 million, including transfer costs. In October 2008, the hotel was re-branded and renamed the Crowne Plaza Hampton Marina.

In connection with our initial public offering, the Company also acquired two leasehold interests in the Shell Island Resort, a 160-unit condominium resort property in Wrightsville Beach, North Carolina, which were purchased for $3.5 million. Our operating partnership entered into sublease arrangements to sublease our entire leasehold interests in the property at Shell Island to affiliates of our management company. Through December 2011, the management company operated the property as a hotel and managed a rental program for the benefit of the condominium unit owners. Our operating partnership received fixed annual rent and incurred annual lease expenses in connection with the subleases of such property. Consequent to the cancellation of the management company’s contract to manage the condominium rental program and expiration of the underlying leases in December 2011, our operating partnership will continue to receive a reduced set of minimum payments through December 2014.

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

The recessionary economic conditions existing over the last several years have had a significant negative impact on the financial performance of many hotel properties. We believe that there will be a substantial number of opportunities to acquire hotel properties given the significant decline in profitability throughout the industry over the last several years, the inability of many property owners to comply with their mortgage loan covenants and the inability of many property owners to refinance existing debt. Our management will focus on acquiring full-service hotel properties that can be acquired at prices representing a significant discount to estimated replacement cost in our identified geographic markets. By acquiring such properties, we believe we can create significant value and strong, risk-adjusted returns for our stockholders.

Our investment criteria are further detailed below:

•

Geographic Growth Markets: We focus on the Mid-Atlantic and Southern regions of the United States. Our management team has a long history of operating hospitality assets in these geographic markets and remains confident in the long-term growth potential associated with this part of the United States. These markets have historically been characterized by population growth, economic expansion, growth in new businesses and growth in the resort, recreation and leisure segments. We will continue to focus on these markets, including coastal locations, and will investigate other markets for acquisitions only if we believe these new markets will provide similar long-term growth prospects.

•

Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper upscale categories and include such brands as Hilton, DoubleTree by Hilton, Sheraton and Crowne Plaza. We do not own economy branded hotels. We believe that full-service hotels, with upscale to upper upscale brands will outperform the broader U.S. hotel industry as the U.S. enters a period of recovery, and thus offer the highest returns on invested capital.

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

We typically define underperforming hotels as those that are poorly managed, suffer from significant deferred maintenance and capital improvement and that are not properly positioned in their respective markets. In pursuing these opportunities, we hope to improve revenue and cash flow and increase the long-term value of the underperforming hotels we acquire. Our ultimate goal is to achieve a total investment that is substantially less than replacement cost of a hotel or the acquisition cost of a market performing hotel. In analyzing a potential investment in an underperforming hotel property, we typically characterize the investment opportunity as one of the following:

•

Up-branding Opportunity: The acquisition of properties that can be upgraded physically and enhanced operationally to qualify for what we view as higher quality franchise brands, including Hilton, DoubleTree by Hilton, Crowne Plaza, Westin and Sheraton.

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

Our Principal Agreements

Strategic Alliance Agreement

MHI Hotels Services is currently the management company for each of our hotels.

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

During the term of each lease, our TRS Lessee is obligated to pay a fixed annual base rent plus a percentage rent and certain other additional charges. Base rent accrues and is paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, in excess of certain threshold amounts and is paid monthly or quarterly, according to the terms of the agreement.

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

The base management fee for each of our initial hotels and for any subsequent hotels we directly acquire will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our wholly-owned hotels is as follows:

	2014	2013	2012	2011	2010	2009	2008
Crowne Plaza Hampton Marina(1)	3.0%	3.0%	3.0%	3.0%	2.0%	2.0%	2.0%
Crowne Plaza Tampa Westshore(2)	3.0%	3.0%	3.0%	2.5%	2.0%	2.0%	N/A
Crowne Plaza Jacksonville Riverfront	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
DoubleTree by Hilton Brownstone – University	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Philadelphia Airport	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Savannah DeSoto	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Wilmington Riverside	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Holiday Inn Laurel West	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Sheraton Louisville Riverside(3)	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%

(1)	In 2010, the management company abated the increase in management fee for the Crowne Plaza Hampton for 2010.
(2)	In January 2009, we entered a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore. The provisions of the new agreement related to base management fee are the same as those contained in the master management agreement. The provisions of the new agreement related to the incentive management fee are the same as those contained in the master management agreement except that it is calculated separately and not aggregated with the other properties covered by the master management agreement.
(3)	Pursuant to the master management agreement, the term for each of the initial properties, which included the Holiday Inn Downtown Williamsburg, was 10 years. The management company agreed to substitute the Sheraton Louisville Riverside for the Holiday Inn Downtown Williamsburg for remainder of the term of the agreement.

The base management fee for a hotel acquired in the future which is first leased by our TRS Lessee, other than on the first day of a fiscal year, will be 2.0% for the partial year such hotel is first leased and for the first full fiscal year such hotel is managed. There is no fee cap on the base management fee.

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

New Acquisitions; Strategic Alliance Agreement. Pursuant to the strategic alliance agreement with MHI Hotels Services, we have agreed to engage MHI Hotels Services for the management of any hotels acquired in the future unless a majority of our independent directors in good faith concludes, for valid business reasons, that another management company should manage any newly acquired hotels. If the management agreement terminates as to all of the hotels covered in connection with a default under the management agreement, the strategic alliance agreement will also terminate.

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

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage;

•	marketing techniques including print media, billboards, and promotions standards; and

•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessee is required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties:

	Franchise Fee(1)	Marketing/Reservation Fee(1)	Expiration Date
Crowne Plaza Hampton Marina	5.0%	3.5%	10/07/2018
Crowne Plaza Jacksonville Riverfront	5.0%	3.5%	04/01/2016
Crowne Plaza Tampa Westshore	5.0%	3.5%	03/06/2019
DoubleTree by Hilton Brownstone – University	5.0%	4.0%	11/30/2021
Hilton Philadelphia Airport	5.0%	3.5%	10/31/2014
Hilton Savannah DeSoto	5.0%	4.0%	07/31/2017
Hilton Wilmington Riverside	5.0%	4.0%	03/31/2018
Holiday Inn Laurel West	5.0%	2.5%	10/05/2015
Sheraton Louisville Riverside	5.0%	3.5%	04/25/2023

(1)	Percentage of room revenues payable to the franchisor.

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

Employees

As of March 1, 2012, we employed nine persons, six of whom work at our corporate office in Williamsburg, Virginia and three of whom work in our offices in Rockville, Maryland. All persons employed in the day-to-day operations of the hotels are employees of MHI Hotels Services, the management company engaged by our TRS Lessee to operate such hotels.

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

Risks Related to Our Debt and Preferred Stock Financing and the Recent Economic Crisis

We have substantial financial leverage.

At December 31, 2011, we had consolidated debt (net of unrestricted cash) of approximately $149.9 million. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

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

The Preferred Stock has a mandatory redemption date of April 18, 2016 or upon the earlier occurrence of certain triggering events. In the event of a mandatory redemption, our obligation would be approximately $25.4 million. In order to satisfy any mandatory redemption, we may be required to borrow money, issue equity securities or sell assets to meet this obligation, which could impair our ability to raise the funds necessary to operate our business, involve dilution to holders of our common stock or require the disposition of key assets.

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

The holders of the Preferred Stock may have different interests from the holders of the common stock and the exercise by the holders of the Preferred Stock of their rights may be deemed adverse to the holders of the common stock as well as have an adverse effect on our financial position. The exercise price per share of common stock covered by the Warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per share amount of such cash dividends. Such adjustment does not take into account quarterly dividends declared prior to January 1, 2012.

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

We have debt obligations maturing in 2012 and 2013, and if we are not successful in extending the term of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In June 2012, the mortgage on the Crowne Plaza Hampton Marina matures. In July 2011, our mortgage on the Crowne Plaza Jacksonville Riverfront matured, but we were able to extend the maturity to January 2013.

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

If the recession continues or a recovery is slow in developing or is not sustained, we may have difficulty refinancing existing indebtedness when it matures.

The amount of indebtedness lenders are willing to finance is generally limited to a percentage of a property’s fair market value. Valuations of hotel properties can be derived from various approaches, but a critical factor in the valuation is the financial performance, or potential financial performance, of the hotel. In June 2012, the mortgage on the Crowne Plaza Hampton Marina matures. Due to the property’s financial performance, it is unclear whether we will be able to refinance the mortgage under similar terms. In January 2013, the $14.0 million mortgage on the Crowne Plaza Jacksonville Riverfront matures. We do not anticipate that the property’s financial performance will be sufficient to refinance all of the existing indebtedness. We may be required to repay a portion of each property’s indebtedness upon extension or refinance. If we do not have sufficient funds to repay that portion of the indebtedness, it may be necessary to raise capital through additional debt financing, private or public offerings of debt securities or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses and potentially reducing cash flow from operating activities if the sale proceeds in excess of the amount required to satisfy the indebtedness could not be reinvested in equally profitable real property investments.

Our liquidity, including access to capital markets and financing, could be constrained by limitations in the overall credit markets, our creditworthiness and our ability to comply with covenants in our Preferred Stock instrument and Note Agreement.

Our ability to borrow under new financial arrangements depends on our compliance with covenants in our Preferred Stock instrument and note agreement, dated as of April 18, 2011, by and between the Company and Essex High Income Joint Investment Vehicle, LLC (the “Note Agreement”). Among other restrictions, these agreements limit the amount of leverage we are allowed to undertake. To the extent that we are unable to maintain compliance with these and other requirements, due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.

Our borrowing costs are sensitive to fluctuations in interest rates.

While we have reduced the amount of floating rate debt over the last year, higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgage on the Crowne Plaza Hampton Marina and the mortgage on the Hilton Philadelphia Airport. Each of these mortgages bears interest at rates tied to the 30-day London Interbank Offered Rate (“LIBOR”) and provide for minimum rates of interest. To the extent that increases in the LIBOR rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

Currently, our Crowne Plaza Tampa Westshore is unencumbered and our mortgages on the Crowne Plaza Hampton Marina and Crowne Plaza Jacksonville Riverfront properties mature over the next twelve months. Should we obtain new debt financing or refinance existing indebtedness, we may increase the amount of floating rate debt that currently exists. In addition, adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

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

Risks Related to Our Business and Properties

If the economy falls back into a recessionary period or fails to maintain positive growth, our operating performance and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry and the general economy have traditionally been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We incurred a net loss of approximately $6.5 million for our 2011 fiscal year. A renewed economic downturn may produce continued losses. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the severity or duration of such a downturn. Moreover, reduced revenues as a result of the weakening economy may also reduce our working capital and impact our long-term business strategy.

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

Any increases in these operating expenses can have a significant adverse impact on our TRS Lessee’s ability to pay rent and other operating expenses and, consequently, our earnings and cash flow.

In keeping with our investment strategy, we may acquire, renovate and/or re-brand hotels in new or existing geographic markets as part of our repositioning strategy. Unanticipated expenses and insufficient demand for newly repositioned hotels could adversely affect our financial performance and our ability to comply with covenants in our Preferred Stock instrument and Note Agreement and to make distributions to our stockholders.

In May 2008, we opened the Sheraton Louisville Riverside following an extensive 18-month renovation of the hotel. In addition, in April 2008 we acquired the Hampton Marina Hotel in Hampton, Virginia and subsequently renovated the property as a part of its re-branding as the Crowne Plaza Hampton Marina. In March 2009, we opened the Crowne Plaza Tampa Westshore following a 16-month renovation of the hotel. In November 2011, our property in Raleigh, North Carolina was rebranded the DoubleTree by Hilton Brownstone—University.

As part of our business plan, we may continue to develop or acquire hotels in geographic areas in which our management may have little or no operating experience. Additionally, those properties may also be renovated and re-branded as part of a repositioning strategy. Potential customers may not be familiar with our newly renovated hotel or be aware of the brand change. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than expected and we may choose to increase spending on advertising and marketing to promote the hotel and increase customer demand. Unanticipated expenses and insufficient demand at new hotel properties, therefore, could adversely affect our financial performance and our ability to comply with covenants in our Preferred Stock instrument and Note Agreement and to make distributions to our stockholders.

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

Our ability to make distributions to our stockholders is restricted by the terms of our Preferred Stock instrument and Note Agreement and is subject to fluctuations in our financial performance, operating results and capital improvements requirements.

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

We lease all of our hotels to our TRS Lessee. Our TRS Lessee is subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. Among the factors which could cause our TRS Lessee to fail to make required rent payments are reduced net operating profits or operating losses, increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors that could reduce the net operating profits of our TRS Lessee are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

Additionally, our ability to make distributions is constrained by the terms of our Preferred Stock instrument and Note Agreement. While our Preferred Stock instrument and Note Agreement permit the minimum distributions that allow us to maintain our status as a REIT provided that no default or event of default exists at the time of the distribution and we do not incur indebtedness to make the distribution, they provide additional conditions that must be met before payments in excess of the minimum distributions can be made. The Preferred Stock instrument requires a minimum liquidity position of $7.5 million as a condition to payment of a dividend on common stock. The Note Agreement further provides that the Company may make additional dividend distributions if the Company has, and will have after giving effect to such distributions, at least $10.0 million in total cash or cash equivalents. The holders of the Preferred Stock have a right to payment of a cumulative dividend payable (i) in cash at an annual rate of 10.0% and (ii) in additional shares of the preferred stock at an annual rate of 2.0% of the liquidation preference per share.

Subject to the restrictions of our Preferred Stock instrument and Note Agreement, the amount of any dividend distributions is in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash to fund distributions.

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

Conflicts of interest relating to MHI Hotels Services may lead to management decisions that are not in the stockholders’ best interest. Certain of our officers and directors including Andrew M. Sims, our chairman and chief executive officer, Kim E. Sims, who currently serves on our board of directors, and William J. Zaiser, our executive vice president and chief financial officer, together own a controlling interest in MHI Hotels Services which manages our hotel properties. In addition, unless a majority of independent directors concludes otherwise, MHI Hotels Services has a right of first offer to manage hotels we acquire in the future, subject to certain exceptions, and receives substantial management fees based on the revenues and operating profit of our hotels. Our management agreements with MHI Hotels Services, including the financial terms thereof, were not negotiated on an arm’s-length basis and may be less favorable to us than we could have obtained from third parties.

Our management agreements establish the terms of MHI Hotels Services’ management of our hotels. Under certain circumstances, if we terminate our master management agreement as to one of the hotels, we will be required to pay MHI Hotels Services a termination fee. If we were to terminate the master management agreement with respect to all our hotels in connection with a sale of those hotels, the aggregate termination fee would be approximately $4.1 million as of December 31, 2011. There is no termination fee for the termination of the management agreement for our Tampa property. As majority owners of MHI Hotels Services, which would receive any management and management termination fees payable by us under the management agreement, Andrew M. Sims, William J. Zaiser and Kim E. Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so. In addition, Andrew M. Sims and William J. Zaiser will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

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

Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Andrew M. Sims, William J. Zaiser, Kim E. Sims, and Edward S. Stein may have different objectives than holders of our common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These individuals, together with their affiliates, owned as of December 31, 2011, in the aggregate, approximately 12.1% of the outstanding units in our operating partnership. These officers and directors may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or they may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

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

Our Preferred Stock instrument grants the right for election of one of our directors.

The holders of the Company’s Preferred Stock have the exclusive right, voting separately as a single class, to elect one member of the Company’s board of directors. As discussed herein, such person has conflicts of interest with our Company. In addition, under certain circumstances, the holders of the Preferred Stock will be entitled to appoint a majority of the members of the board of directors.

Our tax indemnification obligations, which were not the result of arm’s-length negotiations and which apply in the event that we sell certain properties, could subject us to liability, which we currently estimate to be approximately $13.8 million, and limit our operating flexibility and reduce our returns on our investments.

If we dispose of certain of our initial hotels, we would be obligated to indemnify the original contributors (including their permitted transferees and persons who are taxable on the income of a contributor or permitted transferee) against certain tax consequences of the sale pursuant to the tax indemnity agreements, the terms of which were not the result of arm’s-length negotiations. These original contributors include Andrew M. Sims, our chairman and chief executive officer, William J. Zaiser, our executive vice president and chief financial officer, Kim E. Sims, a current director, and Christopher L. Sims, a former director. We have agreed to pay a certain amount of a contributor’s tax liability with respect to gains allocated to such contributor under Section 704(c) of the Code if we dispose of a property contributed by such contributor in a taxable transaction during a “protected period,” which continues until the earlier of:

•	10 years after the contribution of such property; or

•	the date on which the contributor no longer owns, in the aggregate, at least 25.0% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

This tax indemnity will be equal to a certain amount of the federal and state income tax liability a contributor incurs with respect to the gain allocated to such contributor upon such sale based on a sliding scale percentage. Specifically, we are responsible for indemnifying the contributors for 100.0% of their tax liability during the first five years after contribution and for 50.0% of their tax liability during the sixth year, and will indemnify them for: 40.0%, during the seventh year; 30.0%, during the eighth year; 20.0%, during the ninth year; and 10.0%, during the tenth year. The terms of the tax indemnity agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. While the tax indemnities do not contractually limit our ability to conduct our business in the way we desire, we are less likely to sell any of the contributed properties in a taxable transaction during the protected period because of the significant obligation we would have to the contributors. Instead, we would likely hold the property for the entire protected period or seek to transfer the property in a tax-deferred like-kind exchange.

As seven years have elapsed since the properties were contributed, if we were to sell, during 2012 in a taxable transaction, the five initial hotels that were contributed to us in our initial public offering in exchange for units immediately after the closing of our initial public offering, substituting our property in Jeffersonville, Indiana for the property in Williamsburg, Virginia, our estimated total tax indemnification obligation to our indemnified contributors, including the gross-up payment, would be approximately $13.8 million and decreasing until the end of 2014 at which time the indemnification agreement expires.

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

We may realize reduced revenue because our management company may experience conflicts of interest in connection with the management of its other properties.

MHI Hotels Services may experience conflicts of interest in connection with the management of other properties located nearby in the same geographic market as our hotel properties. Currently, MHI Hotels Services manages a small city-center property in the same geographic market as one of our initial hotel properties and also manages another property in the same geographic market as a second initial hotel property. The fees that MHI Hotels Services earns for managing our properties are largely fixed under our management agreements and may be less than the fees it earns for other properties it manages or may manage in the future. Because MHI Hotels Services oversees the marketing and solicitation of individual and group business, it may have a greater financial incentive to direct prospective guests and customers to properties that we do not own.

Risks Related to the Hotel Industry

Our ability to comply with the terms of our Preferred Stock instrument and Note Agreement, our ability to make distributions to our stockholders and the value of our hotels in general, may be affected by factors in the lodging industry.

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

These factors could reduce the net income of our TRS Lessee, which in turn could adversely affect the value of our hotels and our ability to comply with the terms of our Preferred Stock instrument and Note Agreement and to make distributions to our stockholders.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. While reserve requirements vary among our lenders, the amount that our lenders would have required us to set aside for capital improvements in fiscal 2011 would have been approximately $2.4 million based on a capital improvements reserve rate of 3.0% applied to our hotels’ gross revenues. For the years ended December 31, 2011 and 2010, we spent approximately $6.0 million and approximately $2.9 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

We intend to acquire hotel properties from time to time as suitable opportunities arise, taking into consideration general economic conditions, and seek to re-develop or reposition these hotels. Redevelopment of hotel properties involves a number of risks, including risks associated with:

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

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. In addition, several of our mortgage lenders require that we set aside annual amounts for capital improvements to the secured property. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90.0% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund significant capital expenditures, acquisitions or hotel development through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund any significant investments or capital improvements, but due to the recent recession and disruption of capital markets, these sources of funds may not yet be available to us on reasonable terms and conditions. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our charter nor our bylaws limit the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to comply with the terms of our Preferred Stock instrument and Note Agreement and to make distributions to our stockholders could be adversely affected.

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

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to comply with the terms of our Preferred Stock instrument and Note Agreement and to pay distributions to stockholders.

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

We do not have the ability to control the sale of any hotel properties acquired through our joint venture program with Carlyle.

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

In order to maintain our qualification as a REIT, each year we must pay out to our stockholders in distributions at least 90.0% of our REIT taxable income, excluding net capital gain. To the extent that we satisfy this distribution minimum, but distribute less than 100.0% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than the minimum amount specified under federal tax laws. Our Preferred Stock instrument and Note Agreement allow us to distribute the minimum amount necessary for us to maintain our qualification as a REIT provided that we meet certain conditions, including a requirement that no event of default exists. Our only source of funds to make these distributions comes from rent and dividends we receive from our TRS Lessee, which in turn receives revenues from hotel operations. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.

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

Foreign investors will be subject to U.S. withholding tax on the receipt of ordinary dividends on our stock.

The portion of dividends received by a foreign investor payable out of our current and accumulated earnings and profits which are not attributable to capital gains and which are not effectively connected with a U.S. trade or business of the foreign investor will generally be treated as ordinary income and will be subject to U.S. withholding tax at the rate of 30% (unless reduced by an applicable income tax treaty). Such dividends may also constitute a “withholdable payment” that is subject to U.S. withholding tax under the Foreign Account Tax Compliance Act, as codified in Sections 1471 through 1474 of the Code (“FATCA”). Proposed FATCA regulations were recently issued by the IRS that are complex and considerable in length. Foreign investors should consult with their independent advisors as to the U.S. withholding tax consequences, including consequences under FATCA and the recently proposed FATCA regulations, to such investors with respect to their investment in our stock in light of their particular circumstances.

Foreign investors will be subject to U.S. income tax on the receipt of capital gain dividends on our stock.

Under the Foreign Investment in Real Property Tax Act of 1980, distributions that we make to a foreign investor that are attributable to gains from our dispositions of U.S. real property interests (“capital gain dividends”) will be treated as income that is effectively connected with a U.S. trade or business in the hands of the foreign investor. A foreign investor will be subject to U.S. federal income tax (at the rates applicable to U.S. investors) on any capital gain dividends, and will also be required to file U.S. federal income tax returns to report such capital gain dividends. Furthermore, capital gain dividends are subject to an additional 30% “branch profits tax” (which may be reduced by an applicable income tax treaty) in the hands of a foreign corporate investor.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 1, 2012, our portfolio consisted of the following properties:

Wholly-Owned Properties	Number of Rooms	Occupancy 2011	ADR 2011	RevPAR 2011	Occupancy 2010	ADR 2010	RevPAR 2010	Occupancy 2009	ADR 2009	RevPAR 2009
Crowne Plaza Hampton Marina, Hampton, Virginia	173	61.7%	$88.48	$54.63	57.5%	$89.39	$51.40	48.4%	$97.20	$47.00
Crowne Plaza Jacksonville Riverfront, Jacksonville, Florida	292	53.2%	101.29	53.85	54.5%	100.63	54.82	56.4%	102.35	57.73
Crowne Plaza Tampa Westshore, Tampa, Florida	222	64.6%	96.82	62.58	60.7%	88.89	53.98	40.7%	82.00	33.40
DoubleTree by Hilton Brownstone – University, Raleigh, North Carolina	190	59.4%	85.87	51.02	65.5%	78.71	51.55	62.3%	82.91	51.68
Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331	76.8%	128.57	98.75	78.3%	116.05	90.86	74.6%	116.68	87.04
Hilton Savannah DeSoto, Savannah, Georgia	246	75.6%	123.85	93.61	75.6%	117.52	88.84	62.3%	125.01	77.84
Hilton Wilmington Riverside, Wilmington, North Carolina	272	73.6%	124.81	91.81	70.1%	122.26	85.76	71.5%	121.98	87.21
Holiday Inn Laurel West, Laurel, Maryland	207	60.8%	89.01	54.14	61.4%	88.77	54.48	59.7%	92.70	55.34
Sheraton Louisville Riverside, Jeffersonville, Indiana	180	62.9%	118.37	74.51	63.4%	108.56	68.85	51.6%	109.39	56.40

Subtotal / Weighted Average	2,113	66.2%	$110.24	$72.94	66.0%	$104.42	$68.93	60.4%	$107.21	$64.74

Joint Venture Property
Crowne Plaza Hollywood Beach Resort, Hollywood, Florida	311	79.4%	$133.29	$105.82	80.0%	$120.73	$96.53	70.7%	$121.06	$85.62

Total	2,424

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to March 11, 2008, our common stock traded on the American Stock Exchange, or AMEX, under the symbol “MDH”. On March 11, 2008, we terminated our listing on the AMEX and listed our common stock on the NASDAQ® Global Market also under the symbol “MDH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on NASDAQ:

	Price Range
	High	Low
Year Ended December 31, 2011
First Quarter	$3.10	$2.12
Second Quarter	$3.10	$2.30
Third Quarter	$2.98	$1.90
Fourth Quarter	$2.47	$1.92
Year Ended December 31, 2010
First Quarter	$2.82	$1.80
Second Quarter	$3.88	$1.75
Third Quarter	$2.60	$1.75
Fourth Quarter	$2.82	$2.02

The closing price of our common stock on the NASDAQ Global Market on March 1, 2012 was $2.68 per share.

Stockholder Information

As of March 1, 2012, there were 81 holders of record of our common stock and as of March 1, 2012, there were 2,866 beneficial owners of our common stock.

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

The following table sets forth our common stock dividend payments for fiscal year 2011 to present:

Dividend Payments
Date Declared	For the Quarter Ended	Date Paid	Amount per Share
July 2011	September 30, 2011	October 11, 2011	$ 0.02
October 2011	December 31, 2011	January 11, 2012	$ 0.02
January 2012	March 31, 2012	April 11, 2012	$ 0.02

In December 2008, in the interest of capital preservation and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2010, we amended our dividend policy and reduced the level of our cash dividend payments. Reducing and suspending our dividend during 2009 and 2010 did not jeopardize our REIT status as our 2009 distributions exceeded the minimum annual distribution requirement and operating losses in 2010 eliminated any distribution requirement for 2010.

In July 2011, in part due to improving operating trends, we reevaluated our quarterly dividend policy and reinstated our quarterly common stock dividend (distribution). On July 18, 2011, we authorized payment of a quarterly dividend (distribution) of $0.02 per common share (and unit) to our stockholders (and unitholders of MHI Hospitality, L.P.) of record as of September 15, 2011. The dividend (distribution) was paid on October 11, 2011. On October 17, 2011, we authorized payment of another quarterly dividend (distribution) of $0.02 per common share (and unit) to our stockholders (and unitholders of MHI Hospitality, L.P.) of record as of December 15, 2011. The dividend (distribution) was paid on January 11, 2012. On January 23, 2012, we authorized payment of another quarterly dividend (distribution) of $0.02 per common share (and unit) to our stockholders (and unitholders of MHI Hospitality, L.P.) of record as of March 15, 2012. The dividend (distribution) is to be paid on April 11, 2012.

Our ability to make common stock distributions is constrained by the terms of the Preferred Stock instrument and the Note Agreement. The Preferred Stock instrument and the Note Agreement permit us to pay a dividend on our common stock subject to certain requirements, including liquidity thresholds. At present, we meet and exceed these requirements to pay a dividend on our common stock in an amount minimally necessary in order to maintain our status as a REIT. The Preferred Stock instrument requires a minimum liquidity position of $7.5 million as a condition to payment of a dividend on common stock. The Note Agreement further provides that we may make additional dividend distributions if we have, and will have after giving effect to such distributions, at least $10.0 million in total cash or cash equivalents. Up to $5.0 million in undrawn commitments under the Note Agreement may be included in calculating the liquidity requirements under the Preferred Stock instrument and the Note Agreement.

The amount of future common stock distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Code’s annual distribution requirements, the terms of our Preferred Stock instrument and Note Agreement, and other factors, which our board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.

The holders of the Preferred Stock have a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of the preferred stock at an annual rate of 2.0% of the $1,000 liquidation preference per share.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for MHI Hospitality Corporation for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The following selected historical financial data was derived from audited combined financial statements contained elsewhere in this Annual Report on Form 10-K. These financial statements have been audited by Witt Mares, PLC (formerly PKF Witt Mares, PLC) our independent registered public accounting firm. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

The information presented below is only a summary and does not provide all of the information contained in our financial statements, including notes thereto, and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

MHI HOSPITALITY CORPORATION

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Statement of Operations
Total Revenues	$81,172,504	$77,382,344	$71,518,726	$70,762,732	$69,814,379
Total Operating Expenses excluding Depreciation and Amortization	(65,807,786)	(62,451,362)	(59,224,407)	(58,810,002)	(55,014,439)
Depreciation and Amortization	(8,702,880)	(8,506,802)	(8,420,085)	(6,346,222)	(5,050,234)
Net Operating Income	6,661,838	6,424,180	3,874,234	5,606,509	9,749,706
Interest Income	14,808	22,305	41,999	72,547	132,714
Interest Expense	(10,821,815)	(10,030,517)	(9,661,871)	(6,811,460)	(4,211,785)
Other Income (Expense) – Net	(1,424,620)	546,115	(927,924)	(1,263,304)	(2,034,539)
Income Tax Benefit (Provision)	(905,455)	(214,344)	1,807,126	1,475,695	187,888
Net Income (Loss)	(6,475,243)	(3,252,261)	(3,010,587)	(920,014)	3,823,984
Net Income (Loss) Attributable to Noncontrolling Interest	(1,630,797)	(869,317)	(1,036,757)	(322,127)	1,362,967
Net Income (Loss) Attributable to the Company	$(4,844,446)	$(2,382,944)	$(1,973,830)	$(597,887)	$2,461,017

Statement of Cash Flows
Cash from Operations – net	$7,550,142	$4,728,270	$3,182,605	$7,214,566	$12,786,427
Cash used in Investing – net	(6,130,273)	(3,469,608)	(11,007,214)	(51,931,701)	(35,002,314)
Cash from (used in) Financing – net	(2,798)	(1,756,261)	9,595,949	42,447,582	24,759,096
Net Increase (Decrease) in Cash and Cash Equivalents	$1,417,071	$(497,599)	$1,771,340	$(2,269,553)	$2,543,209

Balance Sheet
Investments in Hotel Properties – net	$181,469,432	$183,898,660	$188,587,507	$154,295,611	$109,430,559
Properties Under Development	—	—	—	33,101,773	31,237,237
Total Assets(1)	209,299,446	209,583,431	213,959,755	211,218,434	159,958,990
Line of Credit	25,537,290	75,197,858	75,522,858	73,187,858	34,387,858
Mortgage Loans	94,157,825	72,192,253	72,738,250	72,256,168	55,000,000
Redeemable Preferred Stock	25,353,698	—	—	—	—
Total Liabilities	165,416,203	158,775,128	160,118,529	157,442,238	100,083,094
Noncontrolling Interest(1)	8,947,405	11,867,096	15,660,933	17,461,147	19,689,453
Total MHI Hospitality Corporation Stockholders’ Equity(1)	34,935,838	38,941,207	38,180,293	36,315,049	40,186,443

Operating Data
Average Number of Available Rooms	2,111	2,110	2,071	1,775	1,537
Total Number of Available Room Nights	770,334	770,150	755,942	649,499	561,005
Occupancy Percentage(2)	66.2%	66.0%	60.4%	62.0%	69.8%
Average Daily Rate (ADR)(2)	$110.24	$104.42	$107.21	$119.50	$118.86
RevPAR(2)	$72.94	$68.93	$64.74	$74.04	$82.97

Additional Financial Data
FFO(3)	$2,923,539	$5,971,900	$5,997,948	$6,292,400	$9,249,327
Earnings (Loss) Per Share	$(0.50)	$(0.25)	$(0.28)	$(0.09)	$0.36

(1)	As of the period end.

(2)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. Average Daily Rate, ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. Revenue Per Available Room, RevPAR, is calculated by dividing the total daily room revenue by the total daily number of rooms available.
(3)	Funds from Operations, FFO, is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required GAAP presentations, has improved the understanding of the operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs. Below is a reconciliation of FFO to net income (loss).

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Reconciliation of FFO
Net Income (Loss)	$(6,475,243)	$(3,252,261)	$(3,010,587)	$(920,014)	$3,823,984
Add Depreciation and Amortization	8,702,880	8,506,802	8,420,085	6,346,222	5,050,234
Add Equity in Depreciation on Joint Venture	567,803	546,055	545,580	545,659	135,445
Subtract Gain/ Add Loss on Asset Disposal	128,099	171,304	42,870	320,533	239,664

Funds From Operations	$2,923,539	$5,971,900	$5,997,948	$6,292,400	$9,249,327

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

Our hotel portfolio currently consists of ten full-service, upper-upscale and upscale hotels with 2,424 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels, totaling 2,113 rooms, are 100% owned by subsidiaries of our operating partnership (the “Operating Partnership”). We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. As of December 31, 2011, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008
Crowne Plaza Jacksonville	292	Jacksonville, FL	July 22, 2005
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007
DoubleTree by Hilton Brownstone-University	190	Raleigh, NC	December 21, 2004
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006

	2,113
Joint Venture Property
Crowne Plaza Hollywood Beach Resort	311	Hollywood, FL	August 9, 2007

Total	2,424

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership and we own an approximate 77.0% interest in our operating partnership, with the remaining interest being held by limited partners who were contributors of our original hotel properties and related assets.

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

Results of Operations

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

The following table illustrates the key operating metrics for the years ended December 31, 2011 and 2010 for our nine wholly-owned properties (“actual properties”).

	Year Ended December 31, 2011	Year Ended December 31, 2010

Occupancy %	66.2%	66.0%
ADR	$110.24	$104.42
RevPAR	$72.94	$68.93

Revenue. Total revenue for the year ended December 31, 2011 was approximately $81.2 million, an increase of approximately $3.8 million or 4.9% from total revenue for the year ended December 31, 2010 of approximately $77.4 million. Increases in revenue at the Hilton Wilmington Riverside, the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore offset slight decreases in revenue at our properties in Laurel, Maryland and Raleigh, North Carolina.

Room revenues at our properties for the year ended December 31, 2011 increased approximately $3.1 million or 5.8% to approximately $56.2 million compared to room revenues for the year ended December 31, 2010 of approximately $53.1 million. The increase in room revenue was mostly attributable to increases in occupancy at our recently renovated properties in Jeffersonville, Indiana; Hampton, Virginia; and Tampa, Florida. We expect occupancy and ADR to increase as demand continues to strengthen as the overall economy continues to improve.

Food and beverage revenues at our properties for the year ended December 31, 2011 increased approximately $0.6 million or 2.9% to approximately $20.5 million compared to food and beverage revenues for the year ended December 31, 2010 of approximately $19.9 million. Most of the increase in food and beverage revenue was attributable to increased revenues at the Crowne Plaza Tampa Westshore and the Hilton Wilmington Riverside.

Other operating revenues for the year ended December 31, 2011 increased approximately $0.1 million or 2.6% to approximately $4.5 million compared to other operating revenues for the year ended December 31, 2010 of approximately $4.4 million. Higher guaranteed no-show fees offset decreases in pay-per-view movie revenue.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $2.7 million or 4.6% for the year ended December 31, 2011 to approximately $61.8 million compared to hotel operating expenses for the year ended December 31, 2010 of approximately $59.1 million. Increases in expenses that vary directly with increases in revenue, such as food and beverage expense, management fees and franchise fees, accounted for approximately half the increase in hotel operating expenses.

Rooms expense at our properties for the year ended December 31, 2011 increased approximately $0.7 million or 5.0% to approximately $15.8 million compared to rooms expense of approximately $15.1 million for the year ended December 31, 2010. The increase in rooms expense was directly related to the 5.8% increase in room revenue.

Food and beverage expenses at our properties for the year ended December 31, 2011 increased approximately $0.4 million or 2.8% to approximately $13.6 million compared to food and beverage expense of approximately $13.2 million for the year ended December 31, 2010. The increase in food and beverage expense was generally attributable to the 2.9% increase in food and beverage revenue.

Indirect expenses at our properties for the year ended December 31, 2011 increased approximately $1.8 million or 5.9% to approximately $31.8 million compared to indirect expenses of approximately $30.0 million for the year ended December 31, 2010. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees, franchise fees and energy costs.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2011 increased approximately $0.2 million or 2.3% to approximately $8.7 million compared to depreciation and amortization expense of approximately $8.5 million for the year ended December 31, 2010. We expect depreciation and amortization to remain at approximately this level for the current portfolio of hotels.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2011 increased approximately $0.6 million or 18.8% to approximately $4.0 million compared to corporate general and administrative expenses of approximately $3.4 million for the year ended December 31, 2010 due mostly to the charge in the third quarter for fees related to our aborted stock offering.

Interest Expense. Interest expense for the year ended December 31, 2011 increased approximately $0.8 million or 7.9% to approximately $10.8 million compared to approximately $10.0 million of interest expense for the year ended December 31, 2010. The increase was the combined result of a lower effective interest rate on our line of credit in the period prior to the June 2010 amendment to the credit agreement as well as higher interest costs in the current period associated with the April 2011 issuance of mandatorily redeemable preferred stock.

Equity Income (Loss) in Joint Venture. Equity loss in the joint venture was approximately $60.1 thousand for the year ended December 31, 2011 compared to equity income in the joint venture of approximately $17.0 thousand for the year ended December 31, 2010 and represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. A 228.4% increase in net operating income was offset by higher interest expense and unrealized losses on hedging activities. For the year ended December 31, 2011, the Crowne Plaza Hollywood Beach Resort reported occupancy of 79.4%, ADR of $133.29 and RevPAR of $105.82. This compares with results reported by the hotel for the year ended December 31, 2010 of occupancy of 80.0%, ADR of $120.73 and RevPAR of $96.53.

Unrealized Loss on Warrant Derivative. The Company recognized an unrealized loss of approximately $1.3 million on the value of the warrant derivative issued in April 2011 to the purchasers of redeemable preferred stock. The loss predominantly was attributable to the modification to the warrant agreement in December 2011 whereby the exercise price will be adjusted for any and all dividends declared and paid after December 31, 2011.

Income Tax Provision. The income tax provision for the year ended December 31, 2011 increased approximately $0.7 million or 321.6% to approximately $0.9 million compared to approximately $0.2 million for the year ended December 31, 2010. The income tax provision is primarily derived from the operations of our TRS lessee. Our TRS lessee realized greater operating income for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Net Loss. Net loss attributable to the Company for the year ended December 31, 2011 increased approximately $2.4 million to approximately $4.8 million compared to net loss attributable to the Company of approximately $2.4 million for the year ended December 31, 2010 as a result of the operating results discussed above.

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

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2011 was approximately $7.6 million. We expect that the net cash provided by operations will be adequate to fund the Company’s operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends in accordance with federal income tax laws which require us make annual distributions to our stockholders of at least 90.0% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $6.0 million was spent during the year ended December 31, 2011 on renovations and capital improvements.

Financing Activities. In April 2011, we issued 25,000 shares of the Preferred Stock and a Warrant to purchase shares of common stock for gross proceeds of $25.0 million, of which we used approximately $22.7 million to reduce our indebtedness on the credit facility. In August 2011, we obtained an 18-month extension on the mortgage on the Crowne Plaza Jacksonville repaying $4.0 million in principal which we obtained by accessing an equivalent amount of bridge financing via our agreement with Essex Equity High Income Joint Investment Vehicle, LLC allowing us to borrow up to $10.0 million (the “Bridge Financing”) at a fixed rate of 9.25%.

Between August 2011 and December 2011, we obtained mortgages on the Holiday Inn Laurel, DoubleTree by Hilton Brownstone—University and Sheraton Louisville Riverside totaling $27.7 million and used the proceeds to repay a portion of the balance on the credit facility.

During the year ended December 31, 2011, we paid approximately $1.2 million of scheduled principal payments toward the mortgages on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the Holiday Inn Laurel, DoubleTree by Hilton Brownstone—University and the Crowne Plaza Hampton Marina.

During the year ended December 31, 2011, we also paid approximately $1.8 million in deferred financing costs in relation to the sixth amendment to the credit agreement, issuance of the Preferred Stock and the refinance or extension of the mortgages on several of our properties.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment, as well as debt service, over the next 12 to 24 months will be at or lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures at 4.0% of gross revenue. However, in the interest of preserving capital, we aim to restrict capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to a product improvement plan should total 3.00% to 3.50% of gross revenues during the next 12 to 24 months.

We expect capital expenditures for the replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We deposit an amount equal to 4.0% of gross revenue for both the Hilton Savannah DeSoto and Hilton Wilmington Riverside and 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront. In January 2010, we began depositing an amount equal to 4.0% of gross revenue for the Crowne Plaza Hampton Marina. In February 2012, we began depositing an amount equal to 4.0% of gross revenue for the Sheraton Louisville Riverside. In May 2012, we will begin depositing an amount equal to 4.0% of room revenues for the Hilton Philadelphia Airport.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $7.1 million, of which approximately $2.7 million was in restricted reserve accounts as well as real estate tax and insurance escrows. As of December 31, 2011, our secured credit facility had an outstanding balance of approximately $25.5 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and dividends on the Preferred Stock.

In April 2011, we sold 25,000 shares of redeemable Preferred Stock and generated gross proceeds of approximately $25.0 million. In conjunction with the sale of redeemable Preferred Stock, we executed an amendment to our credit agreement and used approximately $22.7 million of the proceeds to reduce the outstanding balance on the credit facility. Among other modifications to the existing amended credit agreement, the amendment reduced the additional interest from 4.00% to 3.50% and removed the LIBOR floor of 0.75%, and modified certain covenants.

Coincident with the sale of redeemable Preferred Stock and execution of the sixth amendment to the credit agreement, we executed the Bridge Financing. As of December 31, 2011, we have $5.0 million of borrowing capacity. On December 21, 2011, we amended the Bridge Financing so as to extend the lender’s loan commitment by 17 months through May 31, 2013.

In June 2011, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina until June 30, 2012. Under the terms of the extension, we will make monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage was increased to LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00%. We also pledged $750,000 in cash collateral held by the lender in an interest-bearing account, which was used to reduce the outstanding balance of the mortgage in December 2011 as the property did not meet certain profitability thresholds.

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

On October 17, 2011, we obtained a 5-year, $8.0 million mortgage with Premier Bank, Inc. on the Holiday Inn Brownstone in Raleigh, North Carolina (which has since been rebranded as the DoubleTree by Hilton Brownstone-University). The mortgage bears interest at a rate of 5.25% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage may be extended for an additional 5-year period, if certain conditions have been met, at a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury bill rate of interest. Proceeds of the mortgage were used to pay down a portion of our indebtedness under the credit facility.

On December 15, 2011, we obtained a 5-year, $12.2 million mortgage with Goldman Sachs Commercial Mortgage Capital, L.P. on the Sheraton Louisville Riverside in Jeffersonville, Indiana. The mortgage bears interest at a rate of 6.2415% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. Proceeds of the mortgage were used to pay down a portion of our indebtedness under the credit facility.

On March 5, 2012, we obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish our indebtedness under the credit facility, prepay a portion of our indebtedness under the Bridge Financing and for working capital. With this transaction, our syndicated credit facility was extinguished and our Crowne Plaza Tampa Westshore hotel was released therefrom and is now unencumbered.

The issuance of redeemable Preferred Stock as well as the individual mortgages on four of our hotel properties is reflective of our strategy to adjust our capital structure, taking advantage of the current low interest-rate environment, and allowed us to extinguish our indebtedness under the credit facility and eliminate the constraints of its financial covenants. Over the next twelve months, the mortgages on our properties in Hampton, Virginia and Jacksonville, Florida mature. We believe the current market value of these properties plus the available capacity on the Bridge Financing through May 31, 2013 will be sufficient to refinance the existing indebtedness on comparable terms.

We believe the recovering economy will provide opportunities to acquire properties at attractive prices. However, with the constraints of the covenants in our Preferred Stock instrument and Note Agreement, we have limited, if any, ability to incur additional debt in order to take advantage of such opportunities. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue joint venture transactions and additional equity financing in the future to enable us to take advantage of such opportunities. However, should additional joint venture transactions and equity financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, redemption of the Preferred Stock, repayment of draws under the Bridge Financing and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of some or all the following:

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

•	The issuance by the Operating Partnership and/or subsidiary entities of secured and unsecured debt securities to the extent permitted by our Preferred Stock instrument and Note Agreement; or

•	The incurrence by the subsidiaries of the Operating Partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties.

Mortgage Debt

We have approximately $94.2 million of outstanding mortgage debt. The following table sets forth the mortgage debt outstanding at December 31, 2011:

Property	Principal Balance as of December 31, 2011	Prepayment Penalties		Interest Rate	Maturity Date		Amortization Provisions
	(In thousands)
Crowne Plaza Hampton Marina	$8,152	None		LIBOR + 4.55%(1)	06/2012		16	(2)
Crowne Plaza Jacksonville Riverfront	14,000	None(3)		8.00%	01/2013		Interest Only
DoubleTree by Hilton Brownstone – University	7,980	Yes(4)		5.25%	10/2016	(5)	25 years
Hilton Savannah DeSoto	22,489		(6)	6.06%	07/2017		25 years(7)
Hilton Wilmington Riverside	21,885		(6)	6.21%	03/2017		25 years(8)
Holiday Inn Laurel	7,452	Yes(9)		5.25%(10)	08/2021		25 years
Sheraton Louisville Riverside	12,200		(11)	6.24%	01/2017		25 years

Total	$94,158

(1)	The note bears a minimum interest rate of 5.00%.
(2)	The Company is required to make monthly principal payments of $16,000.
(3)	The note could not be prepaid prior to July 2009, but a prepayment may be made currently without penalty.
(4)	The note may be partially prepaid to a maximum of 20% of the original loan amount without penalty. Pre-payment greater than 20% of the original loan amount can be made with penalty until 180 days before the original maturity or as extended maturity, if applicable.
(5)	The note provides that after five years, the mortgage can be extended if certain conditions have been satisfied for additional five year period at a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury rate of interest.
(6)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(7)	The note provides for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in August 2017.
(8)	The note provides for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.
(9)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(10)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury rate of interest, with a floor of 5.25%.
(11)	With limited exception, the note may not be prepaid until two months before maturity.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage loans, including interest	$118,560	$15,035	$25,448	$18,407	$59,670
Redeemable preferred stock, including dividends	39,611	2,543	5,236	31,832	—
Credit facility, including interest	27,858	985	26,873	—	—
Other loans, including interest	11,231	613	5,479	5,139	—
Ground, building, office and equipment leases	1,779	539	800	431	9

Totals	$199,039	$19,715	$63,836	$55,809	$59,679

In connection with the acquisition of our six initial hotel properties, we entered into tax indemnity agreements that require us to indemnify the contributors of our initial properties against tax liabilities in the event we sell those properties in a taxable transaction during a 10-year period. Such indemnification obligations could result in aggregate payments of approximately $13.8 million. Our obligations under the tax indemnity agreements may effectively preclude us from selling or disposing of certain of the initial hotels in taxable transactions or reducing our consolidated indebtedness below approximately $11.0 million.

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

Distributions to Common Stockholders. We have elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to our stockholders of at least 90.0% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessee, and in turn, upon the management of our properties by our hotel manager. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS Lessee may retain any after-tax earnings.

The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to make distributions is constrained by the Preferred Stock instrument and the Note Agreement. While they permit the minimum distributions that allow us to maintain our status as a REIT, they provide timing restrictions and conditions that must be met before such distributions can be made. Provided certain additional conditions are satisfied, dividends in excess of the minimum amount may be made.

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

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 3-39 years for buildings and improvements and 3-10 years for furniture and equipment. In accordance with generally accepted accounting principles, the majority interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and minority interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties are recorded at historical cost basis. Minority interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value.

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

There have been no charges for impairment of hotel properties recorded in 2011, 2010 or 2009.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2011. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

As of December 31, 2011, we had approximately $116.4 million of fixed-rate debt and approximately $38.0 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 7.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina – to the extent that 30-day LIBOR exceeds 0.45% – as well as the loan from the Carlyle Affiliate Lender and the balance on the credit facility. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our credit facility remain at approximately $38.0 million, the balance at December 31, 2011, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $367,000.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2012 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on our directors is incorporated by reference to the sections captioned “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our 2012 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in our 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of our 2012 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of our 2012 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2011 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2004 Long Term Incentive Plan(1)	—	—	134,062

Equity compensation plans not approved by security holders:
None
Total	N/A	N/A	N/A

(1)	On December 21, 2004, we granted 4,000 shares (1,000 each) of restricted stock to our independent directors that vested on December 21, 2005.

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

On January 1, 2011, we granted 16,000 shares of stock to Mr. David Folsom pursuant to the terms of his employment agreement dated January 9, 2006.

On February 3, 2011, we granted 12,000 shares (3,000 each) of restricted stock to our independent directors that vested on December 31, 2011.

On February 3, 2011, we granted 7,000 shares of stock to Mr. Andrew Sims, 2,500 shares of stock to Mr. William Zaiser, 5,000 shares of stock to Mr. David Folsom and 3,000 shares of stock to another employee of the Company.

On February 2, 2012, we granted 15,000 shares (3,000 each) of restricted stock to certain of our independent directors that will vest on December 31, 2012. We also granted an additional 1,500 shares of unrestricted stock to one independent director. These shares are included in the number of securities remaining available for future issuance at December 31, 2011.

On February 2, 2012, we granted 10,000 shares of stock to Mr. Andrew Sims, 6,000 shares of stock to Mr. William Zaiser, 6,500 shares of stock to Mr. David Folsom and 7,000 shares of stock to other employees of the Company. These shares are included in the number of securities remaining available for future issuance at December 31, 2011.

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

At an upcoming meeting of our board of directors, it is expected that the Nominating, Corporate Governance and Compensation Committee will recommend for adoption parameters of the Long Term Stock Bonus Plan beyond calendar year 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in our 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II—Ratification of Appointment of Accountants” in our 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements
Index to Financial Statements and Financial Statement Schedules	F-1
MHI Hospitality Corporation

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets for MHI Hospitality Corporation as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for MHI Hospitality Corporation for the years ended December 31, 2011, 2010 and 2009	F-4

Consolidated Statements of Changes in Equity for MHI Hospitality Corporation for the years ended December 31, 2011, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for MHI Hospitality Corporation for the years ended December 31, 2011, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7

2. Financial Statement Schedules
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2011	F-27

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

The following exhibits are filed as part of this Form 10-K:

Exhibits

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.3	Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.(2)

3.4	Articles Supplementary of MHI Hospitality Corporation(3)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P. (3)

4.	Form of Common Stock Certificate.(2)

4.2	Warrant, dated as of April 18, 2011, by and between the Company ,Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(3)

4.3	Amendment, dated December 21, 2011, to Warrant, dated as of April 18, 2011, by and among the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (4)

10.1	MHI Hospitality Corporation 2004 Long-Term Incentive Plan.(2)*

10.1A	Form of Restricted Stock Award Agreement between MHI Hospitality Corporation and Participant*

10.2A	Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(5)*

10.2B	First Amendment, dated as of January 1, 2011, to Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(7)*

10.3	Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(5)*

Exhibits

10.4	Strategic Alliance Agreement between MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services, LLC.(30)

10.5	Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(30)

10.5A	Amendment Number 2, dated January 14, 2008 to the Master Management Agreement, dated December 21, 2004, as amended, by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(8)

10.6	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and MHI Hospitality, L.P.(9)

10.7	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and MHI Hospitality, L.P.(9)

10.8	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and MHI Hospitality, L.P.(2)

10.9	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and MHI Hospitality, L.P.(2)

10.10	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.(2)

10.11	Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC.(30)

10.12	Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.(30)

10.13	Lease Agreement by and between Philadelphia Hotel Associates, LP and MHI Hospitality TRS, LLC (with a schedule of eight additional agreements that are substantially identical in all material respects to the Lease agreement, except as identified in such schedule, and are not being filed herewith per Instruction 2 to Item 601 of Regulation S-K.(30)

10.14	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and MHI Hospitality, L.P.(10)

10.15	Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.(30)

10.16	Loan Agreement dated as of July 22, 2005, by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company.(11)

10.17	Promissory Note dated as of July 22, 2005, made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company.(11)

10.18	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, MHI Hospitality, L.P., and MHI Hotels, LLC.(12)

10.19	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC.(13)

10.19A	Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(14)

10.19B	Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006.(14)

10.19C	Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(15)

Exhibits

10.20	Employment Agreement, dated as of January 1, 2011, between MHI Hospitality Corporation and David R. Folsom.(7)*

10.21	Credit Agreement dated as of May 8, 2006, among MHI Hospitality Corporation, MHI Hospitality, L.P., MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein and the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co Documentation Agent, Manufacturers and Traders Trust Company as Co Documentation Agent and Branch Banking and Trust Company.(16)

10.21A	First Amendment to Credit Agreement, dated August 1, 2007.(18)

10.21B	Second Amendment to Credit Agreement, dated April 15, 2008.(19)

10.21C	Third Amendment to Credit Agreement, dated February 18, 2009.(20)

10.21D	Fourth Amendment to Credit Agreement, dated May 18, 2009.(21)

10.21E	Fifth Amendment to Credit Agreement, dated June 4, 2010.(22)

10.21F	Sixth Amendment to Credit Agreement, dated April 18, 2011.(3)

10.22A	First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006.(23)

10.22B	Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006.(23)

10.23	Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and MHI Hospitality Corporation.(24)

10.24	Strategic Alliance Agreement dated September 8, 2006 by and among MHI Hospitality, L.P., MHI Hospitality Corporation and Coakley & Williams Hotel Management Company.(25)

10.25	Promissory Note dated March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company.(26)

10.26A	Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007.(27)

10.26B	Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(27)

10.26C	Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(27)

10.27	Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC.(15)

10.28	Purchase Agreement between MHI Hospitality Corporation and VanTampa Plaza Hotel, Inc. dated July 16, 2007.(17)

10.29	Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L.C., to the order of MONY Life Insurance Company.(18)

10.30	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008.(28)

10.31	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998.(28)

10.32	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A.(28)

Exhibits

10.33	Indenture of Trust between Hampton Redevelopment and Housing Authority and Crestar Bank dated December 1, 1998.(28)

10.34	Promissory Note by MHI Hotel Investments Holdings, LLC, dated February 9, 2009.(29)

10.35	Guaranty by MHI Hospitality Corporation, dated February 9, 2009.(29)

10.36	Securities Purchase Agreement, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(3)

10.37	Registration Rights Agreement, dated April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(3)

10.38	Note Agreement, dated as of April 18, 2011, by and between the Company and Essex High Income Joint Investment Vehicle, LLC(3)

10.39	Amendment No. 1, dated December 21, 2011, to Note Agreement, dated April 18, 2011, by and among the Company and Essex Equity High Income Joint Investment Vehicle, LLC(4)

21.1	List of Subsidiaries of MHI Hospitality Corporation.

23.1	Consent of Witt Mares, PLC.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011.
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010.

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 2 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 2, 2004. (333-118873)
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004. (333-118873)
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004. (333-118873)
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005.
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.
(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.
(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.
(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007.
(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.
(19)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.
(20)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(18)	(21) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009.
(22)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010. (21)
(23)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006.
(24)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.
(25)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 22, 2007.
(26)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007.
(27)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.

(28)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008.
(29)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.
(30)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011.
*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2012

MHI HOSPITALITY CORPORATION

By:	/S/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	March 20, 2012

/s/ WILLIAM J. ZAISER William J. Zaiser	Chief Financial Officer and Secretary	March 20, 2012

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Accounting Officer	March 20, 2012

/s/ J. PAUL CAREY J. Paul Carey	Director	March 20, 2012

/s/ JAMES. P. O’HANLON James P. O’Hanlon	Director	March 20, 2012

/s/ DAVID J. BEATTY David J. Beatty	Director	March 20, 2012

/s/ KIM E. SIMS Kim E. Sims	Director	March 20, 2012

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 20, 2012

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 20, 2012

/s/ DAVID R. FOLSOM David R. Folsom	Director	March 20, 2012

/s/ RYAN P. TAYLOR Ryan P. Taylor	Director	March 20, 2012

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

MHI Hospitality Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MHI Hospitality Corporation

Williamsburg, Virginia 23185

We have audited the accompanying consolidated balance sheets of MHI Hospitality Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation as of December 31, 2011. MHI Hospitality Corporation’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MHI Hospitality Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Witt Mares, PLC
Witt Mares, PLC

Norfolk, Virginia

March 16, 2012

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Investment in hotel properties, net	$181,469,432	$183,898,660
Investment in joint venture	8,966,795	9,464,389
Cash and cash equivalents	4,409,959	2,992,888
Restricted cash	2,690,391	2,205,721
Accounts receivable, net	1,702,616	1,868,380
Accounts receivable-affiliate	24,880	17,375
Prepaid expenses, inventory and other assets	1,877,456	2,335,783
Note receivable, net	100,000	100,000
Shell Island sublease, net	720,588	1,080,882
Deferred income taxes	4,061,749	4,746,938
Deferred financing costs, net	3,275,580	872,415

TOTAL ASSETS	$209,299,446	$209,583,431

LIABILITIES
Line of credit	$25,537,290	$75,197,858
Mortgage loans	94,157,825	72,192,253
Loans payable	9,275,220	4,493,970
Series A Cumulative Redeemable Preferred Stock , par value $0.01, 27,650 shares authorized, 25,354 and 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	25,353,698	—
Accounts payable and accrued liabilities	7,437,246	6,335,145
Advance deposits	453,077	555,902
Dividends and distributions payable	258,772	—
Warrant derivative liability	2,943,075	—

TOTAL LIABILITIES	165,416,203	158,775,128

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,953,786 shares and 9,541,286 shares issued and outstanding at December 31, 2011 and 2010, respectively	99,538	95,413
Additional paid in capital	56,911,039	55,682,976
Distributions in excess of retained earnings	(22,074,739)	(16,837,182)

Total MHI Hospitality Corporation stockholders’ equity	34,935,838	38,941,207
Noncontrolling interest	8,947,405	11,867,096

TOTAL EQUITY	43,883,243	50,808,303

TOTAL LIABILITIES AND EQUITY	$209,299,446	$209,583,431

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
REVENUE
Rooms department	$56,187,231	$53,090,084	$48,939,286
Food and beverage department	20,482,457	19,905,509	17,992,536
Other operating departments	4,502,816	4,386,751	4,586,904

Total revenue	81,172,504	77,382,344	71,518,726
EXPENSES
Hotel operating expenses
Rooms department	15,841,985	15,090,190	14,018,102
Food and beverage department	13,617,847	13,248,212	12,234,104
Other operating departments	537,969	697,037	775,036
Indirect	31,784,191	30,026,159	29,026,538

Total hotel operating expenses	61,781,992	59,061,598	56,053,780
Depreciation and amortization	8,702,880	8,506,802	8,420,085
Corporate general and administrative	4,025,794	3,389,764	3,170,627

Total operating expenses	74,510,666	70,958,164	67,644,492

NET OPERATING INCOME	6,661,838	6,424,180	3,874,234
Other income (expense)
Interest expense	(10,821,815)	(10,030,517)	(9,661,871)
Interest income	14,808	22,305	41,999
Equity income (loss) in joint venture	(60,094)	16,931	(249,367)
Unrealized loss on warrant derivative	(1,309,075)	—	—
Unrealized gain on hedging activities	72,649	700,488	1,220,162
Loss on disposal of assets	(128,099)	(171,304)	(42,870)

Net loss before income taxes	(5,569,788)	(3,037,917)	(4,817,713)
Income tax (provision) benefit	(905,455)	(214,344)	1,807,126

Net loss	(6,475,243)	(3,252,261)	(3,010,587)
Add: Net loss attributable to the noncontrolling interest	1,630,797	869,317	1,036,757

Net loss attributable to the Company	$(4,844,446)	$(2,382,944)	$(1,973,830)

Net loss per share attributable to the Company
Basic	$(0.50)	$(0.25)	$(0.28)
Diluted	$(0.50)	$(0.25)	$(0.28)
Weighted average number of shares outstanding
Basic	9,676,846	9,447,275	7,143,829
Diluted	9,806,512	9,463,275	7,169,829

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2008	6,939,613	$69,396	$48,586,775	$(12,341,122)	$17,461,147	$53,776,196
Net loss	—	—	—	(1,973,830)	(1,036,757)	(3,010,587)
Issuance of common stock	2,132,680	21,327	3,133,818	—	—	3,155,145
Adjustment to minority interest in operating partnership	—	—	688,705	—	(688,705)	—
Issuance of restricted common stock awards	24,650	246	20,264	—	—	20,510
Amortization of deferred stock grants	—	—	114,000	—	—	114,000
Dividends and distributions declared	—	—	—	(139,286)	(74,752)	(214,038)

Balances at December 31, 2009	9,096,943	90,969	52,543,562	(14,454,238)	15,660,933	53,841,226
Net loss	—	—	—	(2,382,944)	(869,317)	(3,252,261)
Conversion of units in operating partnership to shares of common stock	368,168	3,682	2,885,549	—	(2,889,231)	—
Redemption of units in operating partnership	—	—	—	—	(35,289)	(35,289)
Issuance of restricted common stock awards	76,175	762	139,865	—	—	140,627
Amortization of deferred stock grants	—	—	114,000	—	—	114,000

Balances at December 31, 2010	9,541,286	95,413	55,682,976	(16,837,182)	11,867,096	50,808,303
Net loss	—	—	—	(4,844,446)	(1,630,797)	(6,475,243)
Conversion of units in operating partnership to shares of common stock	367,000	3,670	1,153,588	—	(1,157,258)	—
Redemption of units in operating partnership	—	—	—	—	(7,150)	(7,150)
Issuance of restricted common stock awards	45,500	455	74,475	—	—	74,930
Dividends and distributions declared	—	—	—	(393,111)	(124,486)	(517,597)

Balances at December 31, 2011	9,953,786	$99,538	$56,911,039	$(22,074,739)	$8,947,405	$43,883,243

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(6,475,243)	$(3,252,261)	$(3,010,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,702,880	8,506,802	8,420,085
Equity in (income) loss of joint venture	60,094	(16,931)	249,367
Loss on disposal of assets	128,099	171,304	42,870
Unrealized gain on hedging activities	(72,649)	(700,488)	(1,220,162)
Unrealized loss on warrant derivative	1,309,075	—	—
Amortization of deferred financing costs	1,106,279	1,308,255	759,721
Paid-in-kind interest	353,698	—	—
Charges related to equity-based compensation	74,930	254,626	134,510
Changes in assets and liabilities:
Restricted cash	129,976	(682,321)	404,879
Accounts receivable	165,764	(243,220)	(272,958)
Inventory, prepaid expenses and other assets	380,260	(371,523)	(514,294)
Deferred income taxes	685,189	174,035	(1,929,473)
Accounts payable and accrued liabilities	1,074,323	(443,326)	95,879
Advance deposits	(102,825)	8,249	1,417
Due from affiliates	30,292	15,069	21,351

Net cash provided by operating activities	7,550,142	4,728,270	3,182,605

Cash flows from investing activities:
Improvements and additions to hotel properties	(5,979,832)	(2,886,325)	(12,792,570)
Distributions from joint venture	437,500	238,386	318,521
Funding of restricted cash reserves	(2,347,877)	(1,956,410)	(1,205,775)
Proceeds from restricted cash reserves	1,733,231	1,134,741	2,672,610
Proceeds of sale of assets	26,705	—	—

Net cash used in investing activities	(6,130,273)	(3,469,608)	(11,007,214)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	3,412,288
Payment of issuance costs related to the sale of common stock	—	—	(257,144)
Proceeds of redeemable preferred stock	25,000,000	—	—
Dividends and distributions paid	(258,825)	—	(214,037)
Proceeds of loans	5,000,000	—	4,750,000
Proceeds from line of credit	—	—	6,300,000
Payments on line of credit	(49,660,569)	(325,000)	(3,965,000)
Proceeds of mortgage refinancing	27,700,000	—	743,832
Payment of mortgage loans	(5,953,178)	(730,783)	(398,588)
Redemption of units in operating partnership	(7,150)	(35,289)	—
Payment of deferred financing costs	(1,823,076)	(665,189)	(775,402)

Net cash provided by (used in) financing activities	(2,798)	(1,756,261)	9,595,949

Net increase (decrease) in cash and cash equivalents	1,417,071	(497,599)	1,771,340
Cash and cash equivalents at the beginning of the year	2,992,888	3,490,487	1,719,147

Cash and cash equivalents at the end of the year	$4,409,959	$2,992,888	$3,490,487

Supplemental disclosures:
Cash paid during the year for interest	$8,705,123	$8,870,424	$9,137,443

Cash paid during the year for income taxes	$48,351	$21,694	$109,752

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

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 76.9% by the Company as of December 31, 2011, leases its hotels to a subsidiary of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly owned subsidiary of the Operating Partnership. MHI TRS has engaged a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

Significant transactions occurring during the current and two prior fiscal years include the following:

On February 9, 2009, the indirect subsidiary of the Company, which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, in which The Carlyle Group (“Carlyle”) maintains a 75.0% equity interest, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving the Company’s liquidity. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. In June 2008, the joint venture that owns the property had purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximates the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The Company makes monthly payments of interest and is required to make principal payments equal to 50.0% of any distributions it receives from the joint venture.

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

On May 18, 2009, the Company entered into a fourth amendment to its credit agreement with Branch Banking & Trust Company (“BB&T”), as administrative agent and lender, dated May 8, 2006, modifying the minimum tangible net worth covenant and waiving compliance with respect to such covenant for the quarter ended March 31, 2009. Subject to certain conditions, the fourth amendment permits the Company to pay in any fiscal year a dividend in an amount minimally necessary to maintain the Company’s REIT status, provided that no dividend generally may be paid during the first three quarters of such fiscal year. Notwithstanding this limitation, the Company was permitted to pay the dividend declared on or about April 20, 2009. If certain liquidity thresholds and other conditions are met, the Company may be able to declare and pay additional cash dividends in any fiscal year during the term of the credit agreement.

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

On April 18, 2011, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (collectively, the “Investors”), under which the Company issued and sold to the Investors in a private placement 25,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), and a warrant (the “Warrant”) to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share, for a purchase price of $25.0 million. The Company used the net proceeds from the issuance of the Preferred Stock and the Warrant to partially prepay the amounts owed by the Company under its credit agreement.

On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company has the right to borrow up to $10.0 million on or before December 31, 2011 (the “Bridge Financing”). The principal amount borrowed bears interest at the rate of 9.25% per annum, payable quarterly in arrears and will mature on the earlier of April 18, 2015 or the redemption in full of the Preferred Stock.

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

On October 17, 2011, the Company obtained a 5-year, $8.0 million mortgage with Premier Bank, Inc. on its property in Raleigh, North Carolina. The mortgage bears interest at a rate of 5.25% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage may be extended for an additional 5-year period, at the Company’s option if certain conditions have been satisfied, at a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury bill rate of interest. Proceeds of the mortgage were used to pay down a portion of the Company’s indebtedness under its credit facility.

On December 15, 2011, the Company obtained a 5-year, $12.2 million mortgage with Goldman Sachs Commercial Mortgage Capital, L.P. on the Sheraton Louisville Riverside in Jeffersonville, Indiana. The mortgage bears interest at a rate of 6.2415% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. Proceeds of the mortgage were used to pay down a portion of the Company’s indebtedness under its credit facility.

On December 21, 2011, the Company entered into an amendment to its $10.0 million bridge loan agreement with Essex Equity High Income Joint Investment Vehicle, LLC to extend the lender’s loan commitment by 17 months through May 31, 2013.

On December 21, 2011, the Company also amended the terms of the outstanding warrant issued by the Company in favor of the Investors. Pursuant to the warrant amendment, the exercise price per share of common stock covered by the warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment does not take in to account quarterly dividends declared prior to January 1, 2012.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 39 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

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

Properties Under Development—Investments in hotel properties that have been taken out of service for an extensive renovation in anticipation of re-opening under a new brand are included in properties under development. As of December 31, 2011 and 2010, there were no properties under development.

For properties under development, interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the years ended December 31, 2011, 2010 and 2009 was $0, $0, and $275,555, respectively.

Investment in Joint Venture—Investment in joint venture represents the Company’s noncontrolling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; (iii) the entity that had an option to purchase a three-acre development site with parking garage adjacent to the hotel and which leased the parking garage for use by the hotel; and (iv) the entity that owned the $22.0 million junior participation in the existing mortgage. Carlyle owns a 75.0% controlling indirect interest in all these entities. The Company accounts for its investment in the joint venture under the equity method of accounting and is entitled to receive its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale proceeds.

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

Restricted Cash—Restricted cash includes real estate tax escrows, insurance escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s various mortgage agreements and line of credit. During the renovation of the property in Hampton, Virginia, TowneBank required the Company to maintain an operating reserve which was returned to the Company in February 2009, upon completion of the renovations.

Inventories—Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees—Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2011 and 2010 were $284,090 and $331,002, respectively. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $46,912, $48,350 and $47,500, respectively.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our derivative instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2011
Interest-rate swap	$—	$—	$—
Warrant	—	(2,943,075)	—
December 31, 2010
Interest-rate swap	—	(72,649)	—
Warrant	—	—	—

The Company’s interest-rate swap liability is valued by discounting expected future cash flows based on quoted prices for forward interest-rate contracts.

The warrant derivative liability was valued at December 31, 2011 using the Monte Carlo simulation method which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. The Monte Carlo simulation method takes into account, as of the valuation date, factors including the exercise, the remaining term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant.

Cumulative Mandatorily Redeemable Preferred Stock—The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, Distinguishing Liabilities from Equity. The Preferred Stock is mandatorily redeemable on April 18, 2016, or upon the earlier occurrence of certain triggering events and therefore is classified as a liability instrument on the date of issuance.

Warrants—The Company accounts for the warrant based upon the guidance enumerated in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Stock. The Warrant contains a provision that could require an adjustment to the exercise price if we issued securities deemed to be dilutive to the Warrant and therefore is classified as a derivative liability. The Warrant is carried at fair value with changes in fair value reported in earnings as long as the Warrant remains classified as a derivative liability.

Noncontrolling Interest—Certain hotel properties have been acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The noncontrolling interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock; and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the noncontrolling interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

On March 22, 2010, one holder of units in the Operating Partnership redeemed 368,168 units for an equivalent number of shares of the Company’s common stock.

On August 30, 2010, October 18, 2010, and November 1, 2011, the Company redeemed 8,000, 7,000 and 2,600 units, respectively, in its Operating Partnership for a total of $42,439 pursuant to the terms of the partnership agreement.

On October 3, 2011, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock.

On November 1, 2011, one holder of units in the Operating Partnership redeemed 15,000 units for an equivalent number of shares of the Company’s common stock.

On December 1, 2011, one holder of units in the Operating Partnership redeemed 187,000 units for an equivalent number of shares of the Company’s common stock.

Redemption of Units in Operating Partnership—On August 30, 2010, October 18, 2010 and November 1, 2011, the Company redeemed 8,000, 7,000 and 2,600 units, respectively, in the Operating Partnership held by a trust controlled by two members and one former member of our Board of Directors for a total of $42,439 pursuant to the terms of the partnership agreement.

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2011, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The period from December 21, 2004 to December 31, 2011 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Stock-based Compensation—The Company’s 2004 Long Term Incentive Plan (“Plan”) permits the grant of stock options, restricted stock and performance share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 215,938 shares including 165,938 shares issued to certain executives and employees, and 50,000 restricted shares issued to its independent directors. Of the 165,938 shares issued to certain of the Company’s executives and employees, all have vested except 14,000 shares issued to the Vice President and General Counsel upon execution of his employment contract which will vest in equal amounts of 7,000 shares on each anniversary of the effective date of his employment agreement over the next two-year period. Regarding the restricted shares awarded to the Company’s independent directors, all of the shares have vested except 15,000 shares which vest at the end of 2012.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of December 31, 2011, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the Plan for the years ended December 31, 2011, 2010 and 2009 was $122,740, $223,204 and $158,387, respectively.

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

New Accounting Pronouncements—In April 2008, the FASB issued authoritative guidance related to ASC Topic 275, Risks and Uncertainties and ASC Topic 350, Intangibles—Goodwill and Other to improve the consistency between the useful life of a recognized intangible asset (under guidance previously issued in June 2001) and the period of expected cash flows used to measure the fair value of the intangible asset (under guidance previously issued in December 2007). This authoritative guidance amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s life under guidance issued in June 2001. The Company adopted the provisions of the authoritative guidance related to ASC Topics 275 and 350 on January 1, 2009, which had no impact on its consolidated financial statements.

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the years ended December 31, 2011, 2010 or 2009.

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Land and land improvements	$19,374	$19,245
Buildings and improvements	179,585	176,641
Furniture, fixtures and equipment	32,419	30,345

	231,378	226,231
Less: accumulated depreciation	(49,909)	(42,332)

	$181,469	$183,899

5. Debt

Credit Facility. As of December 31, 2011, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company.

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

The Company had borrowings under the credit facility of approximately $25.5 million and approximately $75.2 million at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011, the credit facility was secured by the Hilton Philadelphia Airport and the Crowne Plaza Tampa Westshore, as well as a lien on all business assets of those properties including, but not limited to, equipment, accounts receivable, inventory, furniture, fixtures and proceeds thereof. At December 31, 2011, the two properties had a net carrying value of approximately $60.4 million. Under the terms of the credit agreement, the Company must satisfy certain financial and non-financial covenants. The Company was in compliance with all required covenants as of December 31, 2011.

Mortgage Debt. As of December 31, 2011, the Company had approximately $94.2 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on our hotels.

Property	Balance Outstanding as of		Prepayment Penalties		Maturity Date		Amortization Provisions		Interest Rate
	December 31, 2011	December 31, 2010
Crowne Plaza Hampton Marina	$8,151,625	$9,000,000	None		06/2012		$16,000	(1)	LIBOR plus 4.55	%(2)
Crowne Plaza Jacksonville Riverfront	14,000,000	18,000,000	None	(3)	01/2013		Interest Only		8.00%
DoubleTree by Hilton Brownstone – University	7,980,385	—	Yes	(4)	10/2016	(5)	25 years		5.25%
Hilton Savannah DeSoto	22,488,916	22,867,464		(6)	07/2017		25 years	(7)	6.06%
Hilton Wilmington Riverside	21,884,909	22,324,789		(6)	03/2017		25 years	(8)	6.21%
Holiday Inn Laurel West	7,451,990	—	Yes	(9)	08/2021		25 years		5.25	%(10)
Sheraton Louisville Riverside	12,200,000	—		(11)	01/2017		25 years		6.24%

Total	$94,157,825	$72,192,253

(1)	The Company is required to make monthly principal payments of $16,000.
(2)	The note bears a minimum interest rate of 5.00%.
(3)	The note could not be prepaid prior to July 2009, but a prepayment may be made currently without penalty.
(4)	The note may be partially prepaid to a maximum of 20% of the original loan amount without penalty. Pre-payment greater than 20% of the original loan amount can be made with penalty until 180 days before the original maturity or as extended maturity, if applicable.
(5)	The note provides that after five years, the mortgage can be extended if certain conditions have been satisfied for additional five year period at a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury rate of interest.
(6)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(7)	The note provided for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(8)	The note provided for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.
(9)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(10)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury rate of interest, with a floor of 5.25%.
(11)	With limited exception, the note may not be prepaid until two months before maturity.

Total mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2011 were as follows (in thousands):

December 31, 2012	$9,551
December 31, 2013	15,499
December 31, 2014	1,592
December 31, 2015	1,690
December 31, 2016	8,880
December 31, 2017 and thereafter	56,946

Total future maturities	$94,158

Loan from Carlyle Affiliate Lender. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle Affiliate Lender for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal payments equal to 50.0% of any distributions it receives from the joint venture. The mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at December 31, 2011 and December 31, 2010 was $4,275,220 and $4,493,970, respectively.

Available Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company had the right to borrow up to $10.0 million before the earlier of December 31, 2011 or the redemption in full of the Preferred Stock. On December 21, 2011, the Company entered into an amendment to the agreement extending the right to borrow the remainder of the available financing to May 31, 2013. The principal amount borrowed bears interest at the rate of 9.25% per annum, payable quarterly in arrears. The Bridge Financing will mature on April 18, 2015 or upon the redemption in full of the Preferred Stock, if earlier. The outstanding balance may be prepaid at the Company’s option in whole or in part at any time without penalty. Further, the Company is obligated (i) to make prepayments in the event of, and to the extent of the proceeds from, new equity issuances, certain debt incurrences and sales of assets which do not secure the Company’s obligations under the Company’s credit agreement and (ii) to repay the Bridge Financing in full following certain trigger events which also give rise to an obligation to redeem the outstanding shares of Preferred Stock. The agreement provides for certain future securities pledges and/or asset liens to be granted from time to time to the lender to secure the Bridge Financing, under the circumstances and upon the conditions set forth in the agreement. At December 31, 2011, the Company had borrowings under the Bridge Financing of $5.0 million.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases—The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2011, 2010 and 2009 was $66,198, $60,049, and $67,660, respectively.

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

The Company leases a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For each of the years ended December 31, 2011, 2010 and 2009, rent expense was $95,482.

In conjunction with the sublease arrangement for the property at Shell Island, the Company incurred an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for each of the years ended December 31, 2011, 2010 and 2009 was $195,000. The lease expired December 31, 2011.

The Company leased a parking lot in close proximity to the Sheraton Louisville Riverside. The land was leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expired December 31, 2011. The Company has the right to renew or extend the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew or extend the underlying lease with the State of Indiana. For each of the years ended December 31, 2011, 2010 and 2009, rent expense was $33,600.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $2,806, $2,641 and $1,084, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease, which expired September 18, 2007. A new operating lease was executed requiring annual payments of $4,961 and expires September 18, 2012. Rent expense for each of the years ended December 31, 2011, 2010 and 2009 was $4,961.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Prior to September 1, 2009, the Company leased 1,842 feet of commercial office space under a separate lease that expired August 31, 2009. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $55,000, $55,000 and $47,742, respectively.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $44,320, $44,041 and $1,836, respectively.

The Company also leases certain furniture and equipment under financing arrangements expiring between February 2013 and December 2014.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2012	$538,807
December 31, 2013	467,387
December 31, 2014	333,074
December 31, 2015	254,576
December 31, 2016	176,576
December 31, 2017 and thereafter	8,723

Total	$1,779,143

Management Agreements—Each of the operating hotels that the Company wholly-owned at December 31, 2011, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 9).

Franchise Agreements—As of December 31, 2011, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023.

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

Pursuant to the terms of the mortgage on the Sheraton Louisville Riverside, the Company is required to contribute 4.0% of gross revenues to a property improvement fund beginning in February 2012.

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

7. Mandatorily Redeemable Preferred Stock and Warrant

On April 18, 2011, the Company completed a private placement to the Investors pursuant to the Securities Purchase Agreement for gross proceeds of $25.0 million. The Company issued 25,000 shares of Preferred Stock and the Warrant to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share.

The Company has designated a class of preferred stock, the Preferred Stock, consisting of 27,650 shares with $0.01 par value per share, having a liquidation preference of $1,000.00 per share pursuant to Articles Supplementary (the “Articles Supplementary”), which sets forth the preferences, rights and restrictions for the Preferred Stock. The Preferred Stock is non-voting and non-convertible. The holders of the Preferred Stock have a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of Preferred Stock at an annual rate of 2.0% of the liquidation preference per share. As set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will have the exclusive right, voting separately as a single class, to elect one (1) member of the Company’s board of directors. As of December 31, 2011, there were approximately 25,354 shares of the Preferred Stock issued and outstanding. In addition, under certain circumstances as set forth in the Articles

Supplementary, the holder(s) of the Company’s Preferred Stock will be entitled to appoint a majority of the members of the board of directors. The holder(s) of the Company’s Preferred Stock will be entitled to require that the Company redeem the Preferred Stock under certain circumstances, but no later than April 18, 2016, and on such terms and at such price as is set forth in the Articles Supplementary.

The Warrant, as modified, entitles the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Pursuant to the Warrant amendment, the exercise price per share of common stock covered by the Warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment does not take into account quarterly dividends declared prior to January 1, 2012. The Warrant expires on October 18, 2016. The Warrant holders have no voting rights. The exercise price and number of shares of common stock issuable upon exercise of the Warrant are both subject to additional adjustments under certain circumstances. The Warrant also contains a cashless exercise right. Under certain circumstances as set forth in the Warrant, the holders of the Warrant will be entitled to participate in certain future securities offerings of the Company.

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

8. Stockholders’ Equity

Preferred Stock—The Company has authorized 1,000,000 shares of preferred stock, of which 27,650 shares have been designated Series A Cumulative Redeemable Preferred Stock, as described above. None of the remaining authorized shares have been issued.

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

On December 1, 2011, one holder of units in the Operating Partnership redeemed 187,000 units for an equivalent number of shares of the Company’s common stock.

On November 1, 2011, one holder of units in the Operating Partnership redeemed 15,000 units for an equivalent number of shares of the Company’s common stock.

On October 3, 2011, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock.

On June 7, 2011, one holder of units in the Operating Partnership redeemed 115,000 units for an equivalent number of shares of the Company’s common stock.

On March 22, 2011, the Company issued 17,500 shares of non-restricted stock to certain executives and employees as well as 12,000 shares of restricted stock to its then serving independent directors.

On January 1, 2011, the Company granted 16,000 non-restricted shares to its Chief Operating Officer and President in accordance with the terms of his employment contract, as amended.

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

As of December 31, 2011, the Company had 9,953,786 shares of common stock outstanding.

Warrants—The Company has granted no warrants representing the right to purchase common stock other than the Warrant described in Note 7.

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

As of December 31, 2011, the total number of Operating Partnership units outstanding was 2,984,839, with a fair market value of approximately $7.1 million based on the price per share of the common stock on that date.

9. Related Party Transactions

As of December 31, 2011, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and two members of its Board of Directors) owned approximately 10.8% of the Company’s outstanding common stock as well as 1,851,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable—At December 31, 2011 and 2010, the Company was due $24,880 and $17,375, respectively, from MHI Hotels Services.

Shell Island Sublease—The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. For the years ended December 31, 2011, 2010 and 2009, the Company earned $640,000 per year in leasehold revenue. The leasehold interest expired on December 31, 2011.

Sublease of Office Space—The Company subleased office space in Greenbelt, Maryland from MHI Hotels Services until December 2009. For the year ended December 31, 2009, rent expense related to the sublease totaled $41,195.

Strategic Alliance Agreement—On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements—Each of the operating hotels that the Company wholly-owned at December 31, 2011, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

For the years ended December 31, 2011, 2010 and 2009, the Company paid MHI Hotels Services $2,469,853, $2,082,627 and $1,826,074, respectively, in management fees, which are included in indirect expenses in the accompanying statements of operations.

Employee Medical Benefits—The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. For the years ended December 31, 2011, 2010 and 2009, the Company paid $2,448,431, $2,185,475 and $1,829,710, respectively, for benefits, which are included in indirect expenses in the accompanying statements of operations.

Construction Management Services—The Company has engaged MHI Hotels Services to manage various aspects of renovations at various hotels. For the years ended December 31, 2011, 2010 and 2009, the Company paid $0, $208,400 and $361,000, respectively, in construction management fees, which are capitalized as part of the cost of the renovations.

On August 30, 2010, October 18, 2010, and November 1, 2011, the Company redeemed 8,000, 7,000 and 2,600 units, respectively, in its Operating Partnership held by a trust controlled by two current members and one former member of our Board of Directors for a total of $42,439 pursuant to the terms of the partnership agreement.

As set forth in the Articles Supplementary, the holders of Preferred Stock, Essex Illiquid, LLC and Richmond Hill Capital Partners, LLC, are entitled to elect one (1) member of the Company’s board of directors. The member of the board of directors elected by the holders of Preferred Stock holds executive positions in Essex Equity Capital Management, LLC, an affiliate of Essex Illiquid, LLC, as well as Richmond Hill Capital Partners, LLC.

On December 21, 2011, the Company entered into an amendment to its $10.0 million bridge loan agreement with Essex Equity High Income Joint Investment Vehicle, LLC, an affiliate of Essex Equity Capital Management, LLC, of which one member of the board of directors is a Managing Director, to extend the lender’s loan commitment by 17 months through May 31, 2013.

On December 21, 2011, the Company also amended the terms of the outstanding Warrant. Pursuant to the Warrant amendment, the exercise price per share of common stock covered by the Warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per share amount of such cash dividends.

10. Retirements Plans

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provisions. Company contributions to the plan for the years ended December 31, 2011, 2010 and 2009 were $46,890, $43,787 and $43,918, respectively.

11. Unconsolidated Joint Venture

The Company owns a 25% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; (iii) the entity that had an option to purchase a three-acre development site with parking garage adjacent to the hotel and which leased the parking garage for use by the hotel; and (iv) the entity that owned the junior participation in the existing mortgage. Carlyle owns a 75.0% indirect controlling interest in all these entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

	December 31, 2011	December 31, 2010
ASSETS
Investment in hotel property, net	$67,682,291	$69,678,303
Cash and cash equivalents	2,589,871	1,952,687
Accounts receivable	255,233	271,822
Prepaid expenses, inventory and other assets	2,059,130	2,772,382

TOTAL ASSETS	$72,586,525	$74,675,194

LIABILITIES
Mortgage loan, net	$33,600,000	$34,100,000
Accounts payable and other accrued liabilities	2,817,582	2,434,683
Advance deposits	301,952	283,144

TOTAL LIABILITIES	36,719,534	36,817,827

TOTAL MEMBERS’ EQUITY	35,866,991	37,857,367

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$72,586,525	$74,675,194

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue
Rooms department	$12,012,048	$10,957,552
Food and beverage department	2,580,101	2,094,611
Other operating departments	1,107,392	1,085,434

Total revenue	15,699,541	14,137,597
Expenses
Hotel operating expenses
Rooms department	2,514,887	2,384,074
Food and beverage department	1,909,535	1,643,261
Other operating departments	581,402	622,769
Indirect	6,191,902	6,427,040

Total hotel operating expenses	11,197,726	11,077,144
Depreciation and amortization	2,196,212	2,184,219
General and administrative	83,040	199,372

Total operating expenses	13,476,978	13,460,735

Operating income (loss)	2,222,563	676,862
Interest expense	(1,780,283)	(1,134,528)
Interest income	—	4,883
Loss on expiration of option purchase	(75,000)	—
Unrealized gain (loss) on hedging activities	(607,656)	520,505

Net income (loss)	$(240,376)	$67,722

12. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
Federal	$114	$—	$—
State and local	106	40	122

	220	40	122

Deferred:
Federal	576	164	(1,552)
State and local	109	10	(377)

	685	174	(1,929)

	$905	$214	$(1,807)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Statutory federal income tax benefit	$(1,894)	$(1,033)	$(1,638)
Effect of non-taxable REIT income	2,584	1,197	86
State income tax provision (benefit)	215	50	(255)

	$905	$214	$(1,807)

As of December 31, 2011 and 2010, the Company had a net deferred tax asset of approximately $4.1 million and $4.7 million, respectively, of which, approximately $3.4 million and $4.2 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized. As of both December 31, 2011 and 2010, approximately $0.4 million of the deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort and start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore, all of which were not deductible when incurred and are now being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, vacation and sick pay. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2008
Numerator
Net loss attributable to the Company for basic computation	$(4,844,446)	$(2,382,944)	$(1,973,830)
Effect of the issuance of dilutive shares on the net loss attributable to the noncontrolling interest	(16,209)	—	—

Net loss attributable to the Company for dilutive computation	$(4,860,655)	$(2,382,944)	$(1,973,830)

Denominator
Weighted average number of common shares outstanding	9,676,846	9,447,275	7,143,829
Dilutive effect of stock awards	—	16,000	26,000
Dilutive effect of warrants	129,666	—	—

Weighted average number of common shares outstanding for dilutive computation	9,806,512	9,463,275	7,169,829

Basic net loss per share	$(0.50)	$(0.25)	$(0.28)

Diluted net loss per share	$(0.50)	$(0.25)	$(0.28)

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

Diluted net income (loss) per share takes into consideration the pro forma dilution of certain unvested stock awards during 2010 and 2009 as well as the Warrant discussed in Note 7 issued in April 2011.

14. Quarterly Operating Results (Unaudited)

	Quarters Ended 2011
	March 31	June 30	September 30	December 31
Total revenue	$18,535,572	$23,129,720	$20,015,186	$19,492,027
Total operating expenses	17,586,783	19,351,054	19,191,343	18,381,485
Net operating income	948,789	3,778,666	823,843	1,110,542
Net income (loss) attributable to the Company	(989,318)	(182,562)	(1,117,042)	(2,555,521)
Earnings per share – basic	(0.10)	(0.02)	(0.12)	(0.26)
Earnings per share – diluted	(0.10)	(0.02)	(0.11)	(0.26)

	Quarters Ended 2010
	March 31	June 30	September 30	December 31
Total revenue	$17,515,590	$21,509,522	$19,537,731	$18,819,501
Total operating expenses	17,152,735	18,302,870	18,016,656	17,485,904
Net operating income (loss)	362,856	3,206,652	1,521,075	1,333,597
Net income (loss) attributable to the Company	(779,843)	255,567	(1,004,671)	(853,997)
Earnings per share (basic and diluted)	(0.08)	0.03	(0.11)	(0.09)

15. Subsequent Events

On January 11, 2012, the Company paid a quarterly dividend (distribution) of $0.02 per common share (and unit) to those stockholders (and unitholders of MHI Hospitality, L.P.) of record on December 15, 2011.

On January 16, 2012, the Company authorized payment of a quarterly dividend (distribution) of $0.02 per common share (and unit) to the stockholders (and unitholders of MHI Hospitality, L.P.) of record as of March 15, 2012. The dividend (distribution) is to be paid on April 11, 2012.

On February 2, 2012, the Company granted 15,000 shares of restricted stock to certain of its independent directors, 29,500 shares of stock to its principal executive officers and two additional employees and an additional 1,500 shares of stock to one independent director under the Company’s 2004 Long-Term Incentive Plan.

On March 5, 2012, we obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish our indebtedness under the credit facility, prepay a portion of our Bridge Financing and for working capital. With this transaction, our syndicated credit facility was extinguished and our Crowne Plaza Tampa Westshore hotel was released therefrom and is now unencumbered.

MHI HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2011

(in thousands)

Description	Encum- brances		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation on Latest Statement of Operations is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
Crowne Plaza Hampton Marina Hampton, Virginia	$8,151		$1,061	$6,733	$33	$3,118	$1,094	$9,851	$10,945	$(1,005)	1988	2008	3-39 years
Crowne Plaza Jacksonville Riverfront Jacksonville, Florida	14,000		7,090	14,604	47	2,623	7,137	17,227	24,364	(2,951)	1970	2005	3-39 years
Crowne Plaza Tampa Westshore Tampa, Florida		(1)	4,153	9,670	270	21,894	4,423	31,564	35,987	(2,736)	1973	2007	3-39 years
Hilton Philadelphia Airport Philadelphia, Pennsylvania		(1)	2,100	22,031	54	3,250	2,154	25,281	27,435	(4,836)	1972	2004	3-39 years
Hilton Savannah DeSoto Savannah, Georgia	22,489		600	13,562	14	10,711	614	24,273	24,887	(4,895)	1968	2004	3-39 years
Hilton Wilmington Riverside Wilmington, North Carolina	21,885		785	16,829	112	9,892	897	26,721	27,618	(7,313)	1970	2004	3-39 years
DoubleTree by Hilton Brownstone – University Raleigh, North Carolina	7,980		815	7,416	157	4,135	972	11,551	12,523	(2,440)	1971	2004	3-39 years
Holiday Inn Laurel West Laurel, Maryland	7,452		900	9,443	205	2,316	1,105	11,759	12,864	(2,670)	1985	2004	3-39 years
Sheraton Louisville Riverside Jeffersonville, Indiana	12,200		782	6,891	196	14,467	978	21,358	22,336	(2,334)	1972	2006	3-39 years

	$94,158		$18,286	$107,179	$1,088	$69,462	$19,374	$176,641	$198,959	$(31,304)

(1)	These properties secured the credit facility with a syndicated bank group led by Branch Banking and Trust (BB&T).

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2008	$187,602
Improvements	157,080
Disposal of Assets	(152,153)

Balance at December 31, 2009	$192,529
Improvements	3,394
Disposal of Assets	(37)

Balance at December 31, 2010	$195,886
Improvements	3,380
Disposal of Assets	(307)

Balance at December 31, 2011	$198,959

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2008	$16,039
Improvements	4,942
Disposal of Assets	(110)

Balance at December 31, 2009	$20,871
Improvements	5,295
Disposal of Assets	(21)

Balance at December 31, 2010	$26,145
Improvements	5,325
Disposal of Assets	(166)

Balance at December 31, 2011	$31,304