Form 10-Q
period 2012-03-31
MHI Hospitality CORP
filed 2012-05-02
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, there were 9,999,786 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Investment in hotel properties, net	$180,389,194	$181,469,432
Investment in joint venture	9,232,589	8,966,795
Cash and cash equivalents	6,000,615	4,409,959
Restricted cash	2,133,776	2,690,391
Accounts receivable	3,305,814	1,702,616
Accounts receivable-affiliate	9,984	24,880
Prepaid expenses, inventory and other assets	2,324,583	1,877,456
Notes receivable, net	100,000	100,000
Shell Island sublease, net	660,539	720,588
Deferred income taxes	3,889,701	4,061,749
Deferred financing costs, net	3,113,878	3,275,580

TOTAL ASSETS	$211,160,673	$209,299,446

LIABILITIES
Line of credit	$—	$25,537,290
Mortgage loans	123,758,079	94,157,825
Loans payable	5,775,220	9,275,220
Series A Cumulative Redeemable Preferred Stock, par value $0.01, 27,650 shares authorized, 25,480 and 25,354 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	25,480,118	25,353,698
Accounts payable and other accrued liabilities	9,921,828	7,437,246
Advance deposits	1,105,297	453,077
Dividends and distributions payable	259,692	258,772
Warrant derivative liability	4,106,833	2,943,075

TOTAL LIABILITIES	170,407,067	165,416,203

Commitments and contingencies (see Note 6)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,999,786 shares and 9,953,786 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	99,998	99,538
Additional paid in capital	57,020,979	56,911,039
Distributions in excess of retained earnings	(24,569,090)	(22,074,739)

Total MHI Hospitality Corporation stockholders’ equity	32,551,887	34,935,838
Noncontrolling interest	8,201,719	8,947,405

TOTAL EQUITY	40,753,606	43,883,243

TOTAL LIABILITIES AND EQUITY	$211,160,673	$209,299,446

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
REVENUE
Rooms department	$13,943,706	$12,904,433
Food and beverage department	4,994,465	4,567,658
Other operating departments	1,086,975	1,063,481

Total revenue	20,025,146	18,535,572
EXPENSES
Hotel operating expenses
Rooms department	3,950,486	3,692,907
Food and beverage department	3,397,386	3,126,428
Other operating departments	123,493	120,993
Indirect	7,936,089	7,565,885

Total hotel operating expenses	15,407,454	14,506,213
Depreciation and amortization	2,179,963	2,123,477
Corporate general and administrative	1,131,587	957,093

Total operating expenses	18,719,004	17,586,783

NET OPERATING INCOME	1,306,142	948,789
Other income (expense)
Interest expense	(3,288,630)	(2,585,427)
Interest income	4,683	2,936
Equity income in joint venture	265,794	289,437
Unrealized loss on warrant derivative	(1,163,758)	—
Unrealized gain on hedging activities	—	50,037
Gain on disposal of assets	—	6,200

Net loss before income taxes	(2,875,769)	(1,288,028)
Income tax (provision) benefit	(104,575)	(48,441)

Net loss	(2,980,344)	(1,336,469)
Add: Net loss attributable to the noncontrolling interest	685,989	347,151

Net loss attributable to the Company	$(2,294,355)	$(989,318)

Net loss per share attributable to the Company
Basic	$(0.23)	$(0.10)
Diluted	$(0.23)	$(0.10)
Weighted average number of shares outstanding
Basic	9,983,105	9,560,564
Diluted	10,188,737	9,560,564

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2011	9,953,786	$99,538	$56,911,039	$(22,074,739)	$8,947,405	$43,883,243
Issuance of restricted common stock awards	46,000	460	109,940	—	—	110,400
Dividends and distributions declared	—	—	—	(199,996)	(59,697)	(259,693)
Net loss	—	—	—	(2,294,355)	(685,989)	(2,980,344)

Balances at March 31, 2012	9,999,786	$99,998	$57,020,979	$(24,569,090)	$8,201,719	$40,753,606

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flows from operating activities:
Net loss	$(2,980,344)	$(1,336,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,179,963	2,123,477
Equity income in joint venture	(265,794)	(289,437)
Unrealized gain on hedging activities	—	(50,037)
Gain on disposal of assets	—	(6,200)
Unrealized loss on warrant derivative	1,163,758	—
Amortization of deferred financing costs	706,130	434,641
Charges related to equity-based compensation	110,400	74,930
Paid-in-kind interest	126,420	—
Changes in assets and liabilities:
Restricted cash	160,114	134,005
Accounts receivable	(1,603,198)	(751,142)
Prepaid expenses, inventory and other assets	(465,269)	(410,182)
Deferred income taxes	172,048	(14,884)
Accounts payable and other accrued liabilities	2,222,145	3,544,374
Advance deposits	652,220	302,412
Due from affiliates	14,896	20,921

Net cash provided by operating activities	2,193,489	3,776,409

Cash flows from investing activities:
Improvements and additions to hotel properties	(759,098)	(1,093,834)
Proceeds from sale of furniture and equipment	—	6,200
Funding of restricted cash reserves	(296,563)	(452,520)
Proceeds of restricted cash reserves	693,064	274,030

Net cash used in investing activities	(362,597)	(1,266,124)

Cash flows from financing activities:
Dividends and distributions paid	(258,773)	—
Payments on credit facility	(25,537,290)	—
Payment of deferred financing costs	(544,427)	(349,552)
Proceeds of mortgage refinancing	30,000,000	—
Payments on mortgages and loans	(3,899,746)	(174,705)

Net cash used in financing activities	(240,236)	(524,257)

Net increase in cash and cash equivalents	1,590,656	1,986,028
Cash and cash equivalents at the beginning of the period	4,409,959	2,992,888

Cash and cash equivalents at the end of the period	$6,000,615	$4,978,916

Supplemental disclosures:
Cash paid during the period for interest	$2,572,851	$2,028,693

Cash paid during the period for income taxes	$30,073	$36,378

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

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (the “initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, MHI Hospitality, L.P. (the “Operating Partnership”). The Company also owns a 25.0% noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with CRP/MHI Holdings, LLC, an affiliate of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”).

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at March 31, 2012, was approximately 77.0% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in this report to the “Company”, “MHI”, “we”, “us” and “our” refer to MHI Hospitality Corporation, its operating partnership and its subsidiaries and predecessors, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and prior fiscal year include the following:

On April 18, 2011, the Company entered into a sixth amendment to the credit agreement. Among other things, the amendment: (i) extended the final maturity date of the credit facility to May 8, 2014; (ii) provided that no additional advances may be made and no currently outstanding advances subsequently repaid or prepaid may be re-borrowed; (iii) adjusted the release amounts with respect to secured hotel properties; (iv) reduced the additional interest from 4.00% to 3.50% and removed the LIBOR floor of 0.75%; and (v) adjusted certain financial covenants including restrictions relating to payment of dividends. In connection with the amendment, the Company reduced the outstanding balance on its then-existing credit facility by approximately $22.7 million.

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

On August 5, 2011, the Company obtained a 10-year, $7.5 million mortgage with Bank of Georgetown on the Holiday Inn Laurel West hotel property. The mortgage bears interest at a rate of 5.25% per annum for the first five years. After five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury bill rate of interest, with a floor of 5.25%. The mortgage provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. Proceeds of the mortgage were used to pay down a portion of the Company’s indebtedness under its then-existing credit facility.

On October 17, 2011, the Company obtained a 5-year, $8.0 million mortgage with Premier Bank, Inc. on its property in Raleigh, North Carolina. The mortgage bears interest at a rate of 5.25% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage may be extended for an additional 5-year period, at the Company’s option if certain conditions have been satisfied, at a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury bill rate of interest. Proceeds of the mortgage were used to pay down a portion of the Company’s indebtedness under its then-existing credit facility.

On December 15, 2011, the Company obtained a 5-year, $12.2 million mortgage with Goldman Sachs Commercial Mortgage Capital, L.P. on the Sheraton Louisville Riverside in Jeffersonville, Indiana. The mortgage bears interest at a rate of 6.2415% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. Proceeds of the mortgage were used to pay down a portion of the Company’s indebtedness under its then-existing credit facility.

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

On March 5, 2012, the Company obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or acceptable replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish the Company’s indebtedness under the then-existing credit facility, prepay a portion of the Company’s indebtedness under the Bridge Financing and for working capital. With this transaction, the Company’s syndicated credit facility was extinguished and the Crowne Plaza Tampa Westshore hotel property was released therefrom and is now unencumbered.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. All significant inter-company balances and transactions have been eliminated.

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

Investment in Joint Venture – Investment in joint venture represents the Company’s noncontrolling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; (iii) the entity that had an option to purchase a three-acre development site with parking garage adjacent to the hotel and which leased the parking garage for use by the hotel; and (iv) the entity that owned the $22.0 million junior participation in the existing mortgage. Carlyle owns a 75.0% controlling indirect interest in all these entities. The Company accounts for its investment in the joint venture under the equity method of accounting and is entitled to receive its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale proceeds.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. Management monitors, on a regular basis, the financial condition of the financial institutions along with the balances there on deposit to minimize the Company’s potential risk.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of March 31, 2012 and December 31, 2011 were $273,215 and $284,090, respectively. Amortization expense for the three months ended March 31, 2012 and 2011 totaled $10,875 and $11,587, respectively.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our derivative instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
March 31, 2012
Interest-rate swap	$—	$—	$—
Warrant	—	(4,106,833)	—
December 31, 2011
Interest-rate swap	—	—	—
Warrant	—	(2,943,075)	—

The Company’s warrant derivative liability was valued at March 31, 2012 and December 31, 2011 using the Monte Carlo simulation method which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. The Monte Carlo simulation method takes into account, as of the valuation date, factors including the exercise, the remaining term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of March 31, 2012, the Company has no uncertain tax positions. In addition, the Company recognizes obligations for interest and penalties related to uncertain tax positions, if any, as income tax expense. The period from December 21, 2004 through December 31, 2011 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (the “Plan”) permits the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 261,938 shares including 195,438 shares issued to certain executives and employees, and 65,000 restricted shares and 1,500 unrestricted shares issued to its independent directors. Of the 195,438 shares issued to certain of the Company’s executives and employees, all have vested except 14,000 shares issued to the Vice President and General Counsel upon execution of his employment contract which will vest in equal amounts of 7,000 shares on each anniversary of the effective date of his employment agreement over the next two-year period. Regarding the restricted shares awarded to the Company’s independent directors, all of the shares have vested except 15,000 shares which vest at the end of 2012.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of March 31, 2012, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Compensation cost recognized under the Plan for the three months ended March 31, 2012 and 2011 totaled $16,078 and $13,168, respectively.

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the three months ended March 31, 2012.

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Land and land improvements	$19,390	$19,374
Buildings and improvements	181,961	179,585
Furniture, fixtures and equipment	31,049	32,419

	232,400	231,378
Less: accumulated depreciation	(52,011)	(49,909)

	$180,389	$181,469

5. Debt

Credit Facility. During 2011 and a portion of the three months ended March 31, 2012, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On March 5, 2012, the Company extinguished the credit facility in conjunction with the refinance of the mortgage on the Hilton Philadelphia Airport.

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

On April 18, 2011, the Company entered into a sixth amendment to the credit agreement which, among other things, (i) extended the final maturity date of advances under the credit agreement to May 8, 2014; (ii) provided that no additional advances may be made and no currently outstanding advances subsequently repaid or prepaid may be re-borrowed; (iii) adjusted the release amounts with respect to secured hotel properties; (iv) reduced the additional interest from 4.00% to 3.50% and removed the LIBOR floor of 0.75%; and (v) adjusted certain financial covenants including restrictions relating to payment of dividends. In connection with the amendment, the Company reduced the outstanding balance on its then-existing credit facility by approximately $22.7 million.

The Company had borrowings under the credit facility of approximately $0.0 million and approximately $25.5 million at March 31, 2012 and December 31, 2011, respectively.

Mortgage Debt. As of March 31, 2012, the Company had approximately $123.8 million of outstanding mortgage debt. The following table sets forth the Company’s mortgage debt obligations on its hotels.

Property	Balance Outstanding as of			Prepayment Penalties		Maturity Date		Amortization Provisions		Interest Rate
	March 31, 2012	December 31, 2011
Crowne Plaza Hampton Marina	$8,103,625	$8,151,625		None		06/2012		$16,000	(1)	LIBOR plus 4.55	%(2)
Crowne Plaza Jacksonville Riverfront	14,000,000	14,000,000		None	(3)	01/2013		Interest Only		8.00%
DoubleTree by Hilton Brownstone – University	7,932,668	7,980,385		Yes	(4)	10/2016	(5)	25 years		5.25%
Hilton Philadelphia Airport	30,000,000	—		None		08/2014	(6)	25 years		LIBOR plus 3.00	%(7)

Hilton Savannah DeSoto	22,381,983	22,488,916			(8)	07/2017		25 years	(9)	6.06%

Hilton Wilmington Riverside	21,770,616	21,884,909	(8)			03/2017		25 years	(10)	6.21%

Holiday Inn Laurel West	7,403,183	7,451,990		Yes	(11)	08/2021		25 years		5.25	%(12)

Sheraton Louisville Riverside	12,166,004	12,200,000			(13)	01/2017		25 years		6.24%

Total	$123,758,079	$94,157,825

(1)	The Company is required to make monthly principal payments of $16,000.
(2)	The note bears a minimum interest rate of 5.00%.
(3)	The note could not be prepaid prior to July 2009, but a prepayment may be made currently without penalty.
(4)	The note may be partially prepaid to a maximum of 20% of the original loan amount without penalty. Pre-payment greater than 20% of the original loan amount can be made with penalty until 180 days before the original maturity or as extended maturity, if applicable.
(5)	The note provides that after five years, the mortgage can be extended if certain conditions have been satisfied for additional five year period at a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury rate of interest.
(6)	The note provides that the mortgage can be extended if certain conditions have been satisfied until March 2017.

(7)	The note bears a minimum interest rate of 3.50%.
(8)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(9)	The note provided for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(10)	The note provided for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury rate of interest, with a floor of 5.25%.
(13)	With limited exception, the note may not be prepaid until two months before maturity.

Total mortgage debt maturities as of March 31, 2012 without respect to any additional loan extensions for the following twelve-month periods were as follows:

March 31, 2013	$24,216,784
March 31, 2014	2,302,734
March 31, 2015	30,141,171
March 31, 2016	1,711,025
March 31, 2017	38,953,815
Thereafter	26,432,550

Total future maturities	$123,758,079

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at both March 31, 2012 and December 31, 2011 was $4,275,220.

Available Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company had the right to borrow up to $10.0 million before the earlier of December 31, 2011 or the redemption in full of the Preferred Stock. On December 21, 2011, the Company entered into an amendment to the agreement extending the right to borrow the remainder of the available financing to May 31, 2013. The principal amount borrowed bears interest at the rate of 9.25% per annum, payable quarterly in arrears. The Bridge Financing will mature on April 18, 2015 or upon the redemption in full of the Preferred Stock, if earlier. The outstanding balance may be prepaid at the Company’s option in whole or in part at any time without penalty. Further, the Company is obligated (i) to make prepayments in the event of, and to the extent of the proceeds from, new equity issuances, certain debt incurrences and sales of assets and (ii) to repay the Bridge Financing in full following certain trigger events which also give rise to an obligation to redeem the outstanding shares of Preferred Stock. The agreement provides for certain future securities pledges and/or asset liens to be granted from time to time to the lender to secure the Bridge Financing, under the circumstances and upon the conditions set forth in the agreement. The outstanding balance on the Bridge Financing at March 31, 2012 and December 31, 2011 was $1.5 million and $5.0 million, respectively. At March 31, 2012, the Company had borrowing capacity under the Bridge Financing of $5.0 million.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months ended March 31, 2012 and 2011 totaled $15,867 and $17,216, respectively, for this operating lease.

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

The Company leases a parking lot adjacent to the Doubletree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for each of the three months ended March 31, 2012 and 2011 totaled $23,871.

In conjunction with the sublease arrangement for the property at Shell Island which expired in December 2011, the Company incurred an annual lease expense for a leasehold interest. Lease expense totaled $0 and $58,750 for the three months ended March 31, 2012 and 2011, respectively.

The Company leased a parking lot in close proximity to the Sheraton Louisville Riverside. The land was leased under an agreement dated August 17, 2007 with the City of Jeffersonville, which in turn leases the property from the State of Indiana. The lease term for the parking lot coincides with that of the lease with the State of Indiana, which expired December 31, 2011. The Company has the right to renew the lease with the City of Jeffersonville pursuant to the conditions of the original lease provided that the City of Jeffersonville is able to renew the underlying lease with the State of Indiana. Rent expense totaled $0 and $8,400 for the three months ended March 31, 2012 and 2011, respectively.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense totaled $613 and $689 for the three months ended March 31, 2012 and 2011, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense totaled $1,240 for each of the three months ended March 31, 2012 and 2011.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Rent expense totaled $13,750 for each of the three months ended March 31, 2012 and 2011.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the three months ended March 31, 2012 and 2011 was $11,136 and $11,183, respectively.

The Company also leases certain furniture and equipment under financing arrangements expiring between February 2013 and December 2014.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

March 31, 2013	$522,765
March 31, 2014	416,409
March 31, 2015	318,204
March 31, 2016	238,670
March 31, 2017	130,332
Thereafter	—

Total future minimum lease payments	$1,626,380

Management Agreements – Each of the operating hotels that the Company wholly-owned at March 31, 2012, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 9).

Franchise Agreements – As of March 31, 2012, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023.

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

Pursuant to the terms of the mortgage on the Sheraton Louisville Riverside, the Company is required to make monthly contributions equal to 4.0% of gross revenues to a property improvement fund.

Pursuant to the terms of the mortgage on the Hilton Philadelphia Airport, the Company is required to make monthly contributions equal to 4.0% of room revenues into a property improvement fund beginning in May 2012.

Pursuant to the terms of the fifth amendment to the credit agreement, the Company was required to escrow with its lender an amount sufficient to pay the real estate taxes as well as property and liability insurance for the encumbered properties when due. In addition, the Company was required to make monthly contributions equal to 3.0% of room revenues into a property improvement fund.

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

The Company has designated a class of preferred stock, the Preferred Stock, consisting of 27,650 shares with $0.01 par value per share, having a liquidation preference of $1,000.00 per share pursuant to Articles Supplementary (the “Articles Supplementary”), which sets forth the preferences, rights and restrictions for the Preferred Stock. The Preferred Stock is non-voting and non-convertible. The holders of the Preferred Stock have a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of Preferred Stock at an annual rate of 2.0% of the liquidation preference per share. As set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will have the exclusive right, voting separately as a single class, to elect one (1) member of the Company’s board of directors. As of March 31, 2012 and December 31, 2011, there were approximately 25,480 and 25,354 shares of the Preferred Stock issued and outstanding, respectively. In addition, under certain circumstances as set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will be entitled to appoint a majority of the members of the board of directors. The holder(s) of the Company’s Preferred Stock will be entitled to require that the Company redeem the Preferred Stock under certain circumstances, but no later than April 18, 2016, and on such terms and at such price as is set forth in the Articles Supplementary.

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

On February 2, 2012, the Company awarded 29,500 shares of unrestricted stock to certain executives and employees as well as 1,500 shares of unrestricted stock and 15,000 shares of restricted stock to its independent directors.

As of March 31, 2012 and December 31, 2011, the Company had 9,999,786 and 9,953,786 shares of common stock outstanding, respectively.

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

As of March 31, 2012, the total number of Operating Partnership units outstanding was 2,984,839, with a fair market value of approximately $8.7 million based on the price per share of the common stock on that date.

9. Related Party Transactions

As of March 31, 2012, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and a current and former member of its Board of Directors) owned approximately 10.9% of the Company’s outstanding common stock and 1,851,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – The Company was due $9,984 and $24,880 from MHI Hotels Services at March 31, 2012 and December 31, 2011, respectively.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its leasehold interests in the property at Shell Island. Leasehold revenue for the three months ended March 31, 2012 and 2011 was $87,500 and $160,000, respectively. The leasehold interests expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company owned at March 31, 2012, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Base management fees earned by MHI Hotels Services totaled $595,671 and $538,556 for the three months March 31, 2012 and 2011, respectively. In addition, estimated incentive management fees of $49,638 and $45,755 were accrued for the three months ended March 31, 2012 and 2011, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $627,906 and $642,321 for the three months ended March 31, 2012 and 2011, respectively.

10. Retirement Plan

The Company maintains a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $11,880 and $11,088 for the three months ended March 31, 2012 and 2011, respectively.

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

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Investment in hotel properties, net	$67,548,270	$67,682,291
Cash and cash equivalents	3,948,511	2,589,871
Accounts receivable	419,985	255,233
Prepaid expenses, inventory and other assets	2,329,742	2,059,130

TOTAL ASSETS	$74,246,508	$72,586,525

LIABILITIES
Mortgage loans, net	$33,600,000	$33,600,000
Accounts payable and other accrued liabilities	3,474,337	2,817,582
Advance deposits	242,003	301,952

TOTAL LIABILITIES	37,316,340	36,719,534
TOTAL MEMBERS’ EQUITY	36,930,168	35,866,991

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$74,246,508	$72,586,525

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(unaudited)	(unaudited)
Revenue
Rooms department	$4,422,081	$3,786,538
Food and beverage department	786,138	724,154
Other operating departments	299,501	295,225

Total revenue	5,507,720	4,805,917
Expenses
Hotel operating expenses
Rooms department	780,367	681,458
Food and beverage department	584,446	509,910
Other operating departments	161,810	179,551
Indirect	1,827,291	1,327,211

Total hotel operating expenses	3,353,914	2,698,130
Depreciation and amortization	551,256	546,512
General and administrative	41,845	58,635

Total operating expenses	3,947,015	3,303,277

Net operating income	1,560,705	1,502,640
Interest expense	(438,804)	(439,853)
Unrealized gain(loss) on hedging activities	(58,724)	94,958

Net income	$1,063,177	$1,157,745

12. Income Taxes

The components of the income tax provision (benefit) for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(unaudited)	(unaudited)
Current:
Federal	$30	$9
State	—	54

	30	63

Deferred:
Federal	(20)	(23)
State	95	8

	75	(15)

	$105	$48

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax provision is as follows (in thousands):

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(unaudited)	(unaudited)
Statutory federal income tax expense (benefit)	$(978)	$(438)
Effect of non-taxable REIT income	988	424
State income tax expense (benefit)	95	62

	$105	$48

As of March 31, 2012 and December 31, 2011, the Company had a net deferred tax asset of approximately $3.9 million and $4.1 million, respectively, of which, approximately $3.2 million and $3.4 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by such time. As of March 31, 2012 and December 31, 2011, approximately $0.4 million of the net deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(unaudited)	(unaudited)
Numerator
Net loss attributable to the Company for basic computation	$(2,294,355)	$(989,318)
Effect of the issuance of dilutive shares on the net loss attributable to the noncontrolling interest	(10,708)	—

Net loss attributable to the Company for dilutive computation	$(2,305,063)	$(989,318)

Denominator
Weighted average number of common shares outstanding	9,983,105	9,560,564
Dilutive effect of warrants	205,632	—

Weighted average number common shares outstanding for dilutive computation	10,188,737	9,560,564

Basic net loss per share	$(0.23)	$(0.10)

Diluted net loss per share	$(0.23)	$(0.10)

Diluted net loss per share takes into consideration the pro forma dilution of certain unvested stock awards.

14. Subsequent Events

On April 11, 2012, the Company paid a quarterly dividend (distribution) of $0.02 per common share (and unit) to those stockholders (and unitholders of MHI Hospitality, L.P.) of record on March 15, 2012.

On April 16, 2012, the Company authorized payment of a quarterly dividend (distribution) of $0.02 per common share (and unit) to those stockholders (and unitholders of MHI Hospitality, L.P.) of record as of June 15, 2012. The dividend (distribution) is to be paid on July 11, 2012.

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

Our hotel portfolio currently consists of nine full-service, upper-upscale and upscale hotels and one midscale hotel, collectively with 2,113 rooms which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels are 100% owned by subsidiaries of our Operating Partnership. We also own a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. In total, our hotel portfolio contains 2,424 rooms. As of March 31, 2012, we owned the following hotel properties:

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

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 77.0% interest in our Operating Partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

To qualify as a REIT, we cannot operate hotels. Therefore, our Operating Partnership leases our wholly-owned hotel properties to MHI Hospitality TRS, LLC (our “TRS Lessee”), which then engages a hotel management company to operate the hotels under a management contract. Our TRS Lessee has engaged MHI Hotels Services to manage our hotels. Our TRS Lessee, and its parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

Key Operating Metrics

In the hotel industry, most categories of operating costs, with the exception of franchise, management, credit card fees and the costs of the food and beverage served, do not vary directly with revenues. This aspect of our operating costs creates operating leverage, whereby changes in sales volume disproportionately impact operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food, beverage and telephone. There are three key performance indicators used in the hotel industry to measure room revenues:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average daily rate, or ADR, which is total room revenue divided by the number of rooms sold; and

•	Revenue per available room, or RevPAR, which is total room revenue divided by the total number of available rooms.

Results of Operations

The following table illustrates the actual key operating metrics for each of the three months ended March 31, 2012 and 2011 for the properties we wholly-owned during each respective reporting period.

	Three months ended March 31, 2012	Three months ended March 31, 2011
Occupancy %	66.1%	63.1%
ADR	$109.71	$107.72
RevPAR	$72.52	$67.95

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Revenue. Total revenue for the three months ended March 31, 2012 increased approximately $1.5 million or 8.0% to approximately $20.0 million compared to total revenue of approximately $18.5 million for the three months ended March 31, 2011. All our properties experienced increases in revenue except our Wilmington, North Carolina and Hampton, Virginia properties.

Room revenue increased approximately $1.0 million or 8.1% to approximately $13.9 million for the three months ended March 31, 2012 compared to room revenue of approximately $12.9 million for the three months ended March 31, 2011. The increase in room revenue for the three months ended March 31, 2012 resulted from a 1.8% increase in ADR and a 4.8% increase in occupancy as compared to the same period in 2011. Room revenue increased at all our properties revenue except our Wilmington, North Carolina and Hampton, Virginia properties.

Food and beverage revenues increased approximately $0.4 million or 9.3% to approximately $5.0 million for the three months ended March 31, 2012 compared to food and beverage revenues of approximately $4.6 million for the three months ended March 31, 2011. A significant amount of the increase was attributable to the opening of the Mojito restaurant at our Tampa, Florida property. Increases in banqueting revenue at our properties in Jacksonville, Florida and Philadelphia, Pennsylvania offset decreases in food and beverage revenue at our properties in Wilmington, North Carolina and Hampton, Virginia.

Revenue from other operating departments for the three months ended March 31, 2012 remained constant at approximately $1.1 million compared to revenue from other operating departments for the three months ended March 31, 2011.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses and management fees, were approximately $15.4 million, an increase of approximately $0.9 million or 6.2% for the three months ended March 31, 2012 compared to total hotel operating expenses of approximately $14.5 million for the three months ended March 31, 2011. The increase in hotel operating expense was mostly attributable to an increase in operating revenue.

Rooms expense for the three months ended March 31, 2012 increased approximately $0.3 million or 7.0% to approximately $4.0 million compared to rooms expense of approximately $3.7 million for the three months ended March 31, 2011. The increase was largely related to the increase in occupancy and revenue as well as higher payroll costs related to fewer vacant positions.

Food and beverage expenses for the three months ended March 31, 2012 increased approximately $0.3 million to approximately $3.4 million or 8.7% compared to food and beverage expenses of approximately $3.1 million for the three months ended March 31, 2011. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues. An improvement in food and beverage margins from 31.6% to 32.0% offset the cost of higher volume.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2012 increased approximately $0.3 million or 4.9% to approximately $7.9 million compared to indirect expenses of approximately $7.6 million for the three months ended March 31, 2011. Management fees and franchise fees increased directly in proportion to the increase in revenue. Sales and marketing costs increased as vacant positions were filled and additional staff was hired in anticipation of improvement in group business. Energy and utility expenses moderated due to the mild winter despite the increase in occupancy. Repairs and maintenance, insurance, real and personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2012 increased approximately $0.1 million or 2.7% to approximately $2.2 million compared to depreciation and amortization expense of approximately $2.1 million for the three months ended March 31, 2011.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2012 increased approximately $0.1 million or 18.2% to approximately $1.1 million compared to corporate general and administrative expense of approximately $1.0 million for the three months ended March 31, 2011 due mostly to higher legal fees.

Interest Expense. Interest expense for the three months ended March 31, 2012 increased approximately $0.7 million or 27.2% to approximately $3.3 million compared to interest expense of approximately $2.6 million for the three months ended March 31, 2011. The increase was attributable to the write-off of unamortized loan costs in conjunction with the extinguishment of the credit facility in March 2012 as well as higher interest associated with the mandatorily redeemable preferred stock issued in April 2011.

Equity Income in Joint Venture. Equity income in joint venture for the three months ended March 31, 2012 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the three months ended March 31, 2012, our 25.0% share of the net income of the hotel remained constant at approximately $0.3 million, as compared to the same for the three months ended March 31, 2011. For the three months ended March 31, 2012, the hotel reported occupancy of 87.5%, ADR of $178.52 and RevPAR of $156.25. This compares with results reported by the hotel for the three months ended March 31, 2011 of occupancy of 88.3%, ADR of $153.19 and RevPAR of $135.28.

Unrealized Loss on Warrant Derivative. The Company recognized an unrealized loss of approximately $1.2 million on the value of the warrant derivative issued in April 2011 to the purchasers of redeemable preferred stock. The loss was attributable to the increase in price of the underlying stock.

Income Taxes. The income tax provision or benefit is primarily derived from the operations of our TRS Lessee. The Company realized income tax expense of approximately $100,000 for the three months ended March 31, 2012 as compared to income tax expense of approximately $50,000 for the three months ended March 31, 2011.

Net Loss Attributable to the Company. The net loss attributable to the Company for the three months ended March 31, 2012 increased approximately $1.3 million to approximately $2.3 million as compared to a net loss of approximately $1.0 million for the three months ended March 31, 2011 as a result of the operating results discussed above.

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

The following table reconciles net loss to FFO for each of the three months ended March 31, 2012 and 2011 (unaudited):

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net loss	$(2,980,344)	$(1,336,469)
Add depreciation and amortization	2,179,963	2,123,477
Add equity in depreciation of joint venture	137,815	136,628
Subtract gain on disposal of assets	—	(6,200)

FFO	$(662,566)	$917,436

Weighted average shares outstanding	9,983,105	9,560,564
Weighted average units outstanding	2,984,839	3,354,439

Weighted average shares and units	12,967,944	12,914,003

FFO per share and unit	$(0.05)	$0.07

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the three months ended March 31, 2012 was approximately $2.2 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $0.8 million was spent during the three months ended March 31, 2012 on capital improvements and the replacement of furniture, fixtures and equipment.

Financing Activities. On March 5, 2012, we obtained a mortgage on the Hilton Philadelphia Airport for $30.0 million and used the proceeds to extinguish the credit facility and repay a portion of the outstanding indebtedness on the $10.0 million loan agreement with Essex Equity High Income Joint Investment Vehicle, LLC (the “Note Agreement” or “Bridge Financing”).

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at or lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures at 4.0% of gross revenue. However, in the interest of preserving capital, we aim to restrict capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to a product improvement plan should total 3.00% to 3.50% of gross revenues during the next 12 to 24 months.

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

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of approximately $8.1 million, of which approximately $2.1 million was in restricted reserve accounts and real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and dividends on the Preferred Stock.

In June 2012, the mortgage on the Crowne Plaza Hampton Marina matures. We may be required to reduce the mortgage balance by an amount up to $1.0 million in order to secure an extension or to refinance the existing mortgage indebtedness with a different lender. We intend to draw upon the Bridge Financing as well as working capital to secure the extension or refinance.

In January 2013, the mortgage on the Crowne Plaza Jacksonville Riverfront matures. We intend to refinance the existing mortgage indebtedness, but, depending on market conditions, may be required to reduce the mortgage balance by an amount up to $2.0 million. We intend to draw upon the Bridge Financing as well as working capital to refinance the existing indebtedness.

Consequent to refinance of the mortgage on the Hilton Philadelphia Airport and the extinguishment of the credit facility in March 2012, no encumbrances remain on the Crowne Plaza Tampa Westshore. However, the constraints and covenants of the Preferred Stock instrument and the Note Agreement limit our ability to incur additional indebtedness and generally require that the net proceeds of new indebtedness be used first to repay the existing indebtedness under the Note Agreement and second to repurchase outstanding shares of Preferred Stock and accrued dividends, subject to the terms of the Preferred Stock instrument.

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

We believe the recovering economy will provide opportunities to acquire properties at attractive prices. However, with the constraints of the covenants in our Preferred Stock instrument and Note Agreement, we have limited, if any, ability to incur additional debt in order to take advantage of such opportunities. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue additional joint venture transactions and equity financing in the future to enable us to take advantage of such opportunities. However, should additional joint venture transactions and equity financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

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

In July 2011, in part due to improving operating trends, we reevaluated our quarterly dividend policy and reinstated our quarterly common stock dividend (distribution). On July 18, 2011, we authorized the first payment of a quarterly dividend (distribution) of $0.02 per common share (and unit) to our stockholders (and unitholders of MHI Hospitality, L.P.) of record as of September 15, 2011 which was paid on October 11, 2011. Dividends (distributions) have been declared in each subsequent quarterly period.

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

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 7 to 39 years for buildings and improvements and 3 to 10 years for furniture and equipment. In accordance with generally accepted accounting principles, the controlling interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and noncontrolling interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties are recorded at historical cost basis. Noncontrolling interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value at time of acquisition.

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

There were no charges for impairment recorded for the three months ended March 31, 2012 or 2011.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2012. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

•	management and performance of the Company’s hotels;

•	risks associated with the conflicts of interest of the Company’s officers and directors;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in the Company’s current and proposed market areas;

•	the Company’s ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	the Company’s ability to successfully expand into new markets;

•	legislative/regulatory changes, including changes to laws governing taxation of REITs;

•	the Company’s ability to maintain its qualification as a REIT; and

•	the Company’s ability to maintain adequate insurance coverage.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. In August 2006, we purchased an interest-rate swap with a notional amount of $30.0 million in order to comply with the terms of our then-existing credit agreement which required us to hedge a portion of the maximum borrowing amount. In June 2010, we replaced the interest-rate swap with another interest-rate swap with a notional amount of $30.0 million which expired in May 2011. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue derivative contracts for trading or speculative purposes.

As of March 31, 2012, we had approximately $112.6 million of fixed-rate debt and approximately $42.4 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 7.63%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina – to the extent that 30-day LIBOR exceeds 0.45%, the loan on the Hilton Philadelphia Airport – to the extent that 30-day LIBOR exceeds 0.50% – as well as the loan from the Carlyle Affiliate Lender. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport and the loan from the Carlyle Affiliate Lender remain at approximately $42.4 million, the balance at March 31, 2012, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $329,000.

As of December 31, 2011, we had approximately $116.4 million of fixed-rate debt and approximately $38.0 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 7.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina – to the extent that 30-day LIBOR exceeds 0.45% – as well as the loan from the Carlyle Affiliate Lender and the balance on the then-existing credit facility. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the loan from the Carlyle Affiliate Lender and the amount outstanding under our then-existing credit facility remain at approximately $38.0 million, the balance at December 31, 2011, the impact on our annual interest incurred and cash flows of a one percent change in 30-day LIBOR would be approximately $367,000.

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

As of March 31, 2012, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.4	Articles Supplementary of MHI Hospitality Corporation.(2)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation. (2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on April 18, 2011.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: May 2, 2012	By:	/s/ Andrew M. Sims

Andrew M. Sims
Chief Executive Officer

	By:	/s/ William J. Zaiser

William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.4	Articles Supplementary of MHI Hospitality Corporation.(2)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation. (2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on April 18, 2011.