Form 10-Q
period 2012-06-30
MHI Hospitality CORP
filed 2012-08-09
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

410 West Francis Street, Williamsburg, Virginia 23185

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

As of August 9, 2012, there were 9,999,786 shares of the registrant’s common stock issued and outstanding.

MHI HOSPITALITY CORPORATION

PART I

Item 1. Financial Statements

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investment in hotel properties, net	$178,864,147	$181,469,432
Investment in joint venture	8,894,509	8,966,795
Cash and cash equivalents	6,965,540	4,409,959
Restricted cash	2,335,904	2,690,391
Accounts receivable	3,385,230	1,702,616
Accounts receivable-affiliate	16,623	24,880
Prepaid expenses, inventory and other assets	2,164,384	1,877,456
Notes receivable, net	100,000	100,000
Shell Island sublease, net	600,490	720,588
Deferred income taxes	2,958,170	4,061,749
Deferred financing costs, net	2,471,556	3,275,580

TOTAL ASSETS	$208,756,553	$209,299,446

LIABILITIES
Line of credit	$—	$25,537,290
Mortgage loans	137,254,076	94,157,825
Loans payable	4,150,220	9,275,220
Series A Cumulative Redeemable Preferred Stock, par value $0.01, 27,650 shares authorized, 14,086 and 25,354 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	14,085,669	25,353,698
Accounts payable and other accrued liabilities	8,146,331	7,437,246
Advance deposits	899,626	453,077
Dividends and distributions payable	259,573	258,772
Warrant derivative liability	5,627,975	2,943,075

TOTAL LIABILITIES	170,423,470	165,416,203

Commitments and contingencies (see Note 7)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,999,786 shares and 9,953,786 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	99,998	99,538
Additional paid in capital	57,020,979	56,911,039
Distributions in excess of retained earnings	(26,422,738)	(22,074,739)

Total MHI Hospitality Corporation stockholders’ equity	30,698,239	34,935,838
Noncontrolling interest	7,634,844	8,947,405

TOTAL EQUITY	38,333,083	43,883,243

TOTAL LIABILITIES AND EQUITY	$208,756,553	$209,299,446

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
REVENUE
Rooms department	$17,756,867	$16,164,522	$31,700,572	$29,068,955
Food and beverage department	6,181,542	5,767,415	11,176,007	10,335,073
Other operating departments	1,174,113	1,197,783	2,261,088	2,261,265

Total revenue	25,112,522	23,129,720	45,137,667	41,665,293
EXPENSES
Hotel operating expenses
Rooms department	4,470,159	4,277,194	8,420,645	7,970,100
Food and beverage department	3,958,150	3,710,403	7,355,536	6,836,831
Other operating departments	117,445	141,748	240,938	262,741
Indirect	8,706,610	8,223,272	16,642,698	15,789,158

Total hotel operating expenses	17,252,364	16,352,617	32,659,817	30,858,830
Depreciation and amortization	2,195,591	2,149,910	4,375,554	4,273,387
Corporate general and administrative	962,948	848,527	2,094,534	1,805,621

Total operating expenses	20,410,903	19,351,054	39,129,905	36,937,838

NET OPERATING INCOME	4,701,619	3,778,666	6,007,762	4,727,455
Other income (expense)
Interest expense	(4,283,732)	(2,720,121)	(7,572,362)	(5,305,548)
Interest income	3,169	4,602	7,852	7,538
Equity income (loss) in joint venture	(88,080)	(166,981)	177,714	122,456
Unrealized (loss) on warrant derivative	(1,521,142)	(380,000)	(2,684,900)	(380,000)
Unrealized gain on hedging activities	—	22,612	—	72,649
Gain on disposal of assets	—	6,055	—	12,255

Net income (loss) before income taxes	(1,188,166)	544,833	(4,063,934)	(743,195)
Provision for income tax	(958,146)	(788,334)	(1,062,721)	(836,776)

Net (loss)	(2,146,312)	(243,501)	(5,126,655)	(1,579,971)
Add: Net loss attributable to the noncontrolling interest	492,658	60,939	1,178,647	408,090

NET (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,653,654)	$(182,562)	$(3,948,008)	$(1,171,881)

Net (loss) per share attributable to the Company
Basic	$(0.17)	$(0.02)	$(0.40)	$(0.12)
Diluted	$(0.16)	$(0.02)	$(0.38)	$(0.12)
Weighted average number of shares outstanding
Basic	9,999,786	9,617,116	9,991,445	9,588,996
Diluted	10,623,642	9,977,328	10,442,799	9,770,097

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2011	9,953,786	$99,538	$56,911,039	$(22,074,739)	$8,947,405	$43,883,243
Issuance of restricted common stock awards	46,000	460	109,940	—	—	110,400
Dividends and distributions declared	—	—	—	(399,991)	(119,274)	(519,265)
Redemption of units in operating partnership	—	—	—	—	(14,640)	(14,640)
Net loss	—	—	—	(3,948,008)	(1,178,647)	(5,126,655)

Balances at June 30, 2012	9,999,786	$99,998	$57,020,979	$(26,422,738)	$7,634,844	$38,333,083

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flows from operating activities:
Net loss	$(5,126,655)	$(1,579,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,375,554	4,273,387
Equity income in joint venture	(177,714)	(122,456)
Unrealized loss on warrant derivative	2,684,900	380,000
Unrealized gain on hedging activities	—	(72,649)
Gain on disposal of assets	—	(12,255)
Amortization of deferred financing costs	1,628,344	691,028
Paid-in-kind interest	245,573	100,000
Charges related to equity-based compensation	110,400	74,930
Changes in assets and liabilities:
Restricted cash	444,269	(60,989)
Accounts receivable	(1,682,614)	(795,349)
Prepaid expenses, inventory and other assets	(323,045)	(223,609)
Deferred income taxes	1,103,579	767,174
Accounts payable and other accrued liabilities	1,258,711	1,326,576
Advance deposits	446,549	150,014
Due from affiliates	8,257	(1,124)

Net cash provided by operating activities	4,996,108	4,894,707

Cash flows from investing activities:
Improvements and additions to hotel properties	(2,163,680)	(3,221,595)
Proceeds from sale of furniture and equipment	—	12,255
Distributions from joint venture	250,000	187,500
Funding of restricted cash reserves	(993,239)	(1,161,324)
Proceeds of restricted cash reserves	903,457	850,022

Net cash used in investing activities	(2,003,462)	(3,333,142)

Cash flows from financing activities:
Proceeds of redeemable preferred stock	—	25,000,000
Redemption of redeemable preferred stock	(11,513,602)	—
Payments on credit facility	(25,537,290)	(22,697,858)
Proceeds of mortgage debt	44,000,000	—
Dividends and distributions paid	(518,465)	—
Redemption of units in operating partnership	(14,640)	—
Pledge of cash collateral	—	(750,000)
Payment of deferred financing costs	(824,319)	(1,275,803)
Payments on mortgage debt and loans	(6,028,749)	(495,754)

Net cash used in financing activities	(437,065)	(219,415)

Net increase in cash and cash equivalents	2,555,581	1,342,150
Cash and cash equivalents at the beginning of the period	4,409,959	2,992,888

Cash and cash equivalents at the end of the period	$6,965,540	$4,335,037

Supplemental disclosures:
Cash paid during the period for interest	$6,062,706	$4,083,230

Cash paid during the period for income taxes	$104,595	$42,654

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at June 30, 2012, was approximately 77.0% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On December 21, 2011, the Company entered into an amendment of its Bridge Financing to extend the lender’s loan commitment by 17 months through May 31, 2013.

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

On March 5, 2012, the Company obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or acceptable replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish the Company’s indebtedness under the then-existing credit facility, prepay a portion of the Company’s indebtedness under the Bridge Financing and for working capital. With this transaction, the Company’s syndicated credit facility was extinguished and the Crowne Plaza Tampa Westshore hotel property was released from any mortgage encumbrance.

On June 15, 2012, the Company entered into an amendment of its Bridge Financing that provides, subject to a $1.5 million prepayment which the Company made on June 18, 2012, that the amount of undrawn term loan commitments will be increased to $7.0 million, of which $2.0 million is reserved to repay principal amounts outstanding on the Crowne Plaza Jacksonville Riverfront hotel property.

On June 15, 2012, the Company simultaneously entered into an agreement with the holders of the Company’s Preferred Stock to redeem approximately 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends.

On June 18, 2012, the Company obtained a $14.0 million mortgage with C1 Bank on the Crowne Plaza Tampa Westshore in Tampa, Florida. The mortgage bears interest at a rate of 5.60% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is June 18, 2017. Proceeds of the mortgage were used to pay the outstanding indebtedness under the Bridge Financing and to redeem approximately 11,514 shares of Preferred Stock.

On June 22, 2012, the Company entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2013. Under the terms of the extension, the Company will continue to make monthly principal payments of $16,000 and will also make quarterly principal payments to the lender of $200,000 each on July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013. Interest payable monthly pursuant to the mortgage will remain at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of June 30, 2012 and December 31, 2011 and for the three months and six months ended June 30, 2012 and 2011. All significant inter-company balances and transactions have been eliminated.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of June 30, 2012 and December 31, 2011 were $262,339 and $284,090, respectively. Amortization expense for the three months and six months ended June 30, 2012 totaled $10,775 and $21,650, respectively and $11,587 and $23,165, respectively for the three months and six months ended June 30, 2011.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our derivative instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
June 30, 2012
Interest-rate swap	$—	$—	$—
Warrant	—	(5,627,975)	—

December 31, 2011
Interest-rate swap	—	—	—
Warrant	—	(2,943,075)	—

The Company’s warrant derivative liability was valued at June 30, 2012 and December 31, 2011 using the Monte Carlo simulation method which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. The Monte Carlo simulation method takes into account, as of the valuation date, factors including the exercise, the remaining term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of June 30, 2012, the Company has no uncertain tax positions. In addition, the Company recognizes obligations for interest and penalties related to uncertain tax positions, if any, as income tax expense. The period from December 21, 2004 through December 31, 2011 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (the “Plan”) permits the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the Plan, the Company has made restricted stock and deferred stock awards totaling 261,938 shares including 195,438 shares issued to certain executives and employees, and 65,000 restricted shares and 1,500 unrestricted shares issued to its independent directors. Of the 195,438 shares issued to certain of the Company’s executives and employees, all have vested except 7,000 shares issued to the Vice President and General Counsel upon execution of his employment contract which will vest on the anniversary of the effective date of his employment agreement next year. Regarding the restricted shares awarded to the Company’s independent directors, all of the shares have vested except 15,000 shares which vest at the end of 2012.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2012, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Compensation cost recognized under the Plan was $13,077 and $26,155, respectively, for the three months and six months ended June 30, 2012 and $11,698 and $23,395, respectively for the three months and six months ended June 30, 2011.

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the six months ended June 30, 2012.

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Land and land improvements	$19,404	$19,374
Buildings and improvements	180,610	179,585
Furniture, fixtures and equipment	32,859	32,419

	232,873	231,378
Less: accumulated depreciation	(54,009)	(49,909)

	$178,864	$181,469

5. Debt

Credit Facility. During 2011 and a portion of the six months ended June 30, 2012, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On March 5, 2012, the Company extinguished the credit facility in conjunction with the refinance of the mortgage on the Hilton Philadelphia Airport.

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

The Company had borrowings under the credit facility of approximately $0.0 million and approximately $25.5 million at June 30, 2012 and December 31, 2011, respectively.

Mortgage Debt. As of June 30, 2012 and December 31, 2011, the Company had approximately $137.3 million and $94.2 million of outstanding mortgage debt, respectively. The following table sets forth the Company’s mortgage debt obligations on its hotels:

Property	Balance Outstanding as of		Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
	June 30, 2012	December 31, 2011
Crowne Plaza Hampton Marina	$8,055,625	$8,151,625	None	06/2013		$16,000	(1)	LIBOR plus 4.55	%(2)
Crowne Plaza Jacksonville Riverfront	14,000,000	14,000,000	None(3)	01/2013		Interest Only		8.00%
Crowne Plaza Tampa Westshore	14,000,000	—	None	06/2017		25 years		5.60%
DoubleTree by Hilton Brownstone – University	7,896,813	7,980,385	Yes(4)	10/2016	(5)	25 years		5.25%
Hilton Philadelphia Airport	29,876,736	—	None	08/2014	(6)	25 years		LIBOR plus 3.00	%(7)
Hilton Savannah DeSoto	22,273,421	22,488,916	(8)	07/2017		25 years	(9)	6.06%
Hilton Wilmington Riverside	21,654,539	21,884,909	(8)	03/2017		25 years	(10)	6.21%
Holiday Inn Laurel West	7,378,382	7,451,990	Yes(11)	08/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	12,118,560	12,200,000	(13)	01/2017		25 years		6.24%

Total	$137,254,076	$94,157,825

(1)	The Company is required to make monthly principal payments of $16,000 as well as quarterly principal payments of $200,000 each on July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013.
(2)	The note bears a minimum interest rate of 5.00%.
(3)	The note could not be prepaid prior to July 2009, but a prepayment may be made currently without penalty.
(4)	The note may be partially prepaid to a maximum of 20% of the original loan amount without penalty. Pre-payment greater than 20% of the original loan amount can be made with penalty until 180 days before the original maturity or as extended maturity, if applicable.
(5)	The note provides that after five years, the mortgage can be extended if certain conditions have been satisfied for additional five year period at a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury rate of interest.
(6)	The note provides that the mortgage can be extended if certain conditions have been satisfied until March 2017.
(7)	The note bears a minimum interest rate of 3.50%.
(8)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(9)	The note provided for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(10)	The note provided for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury rate of interest, with a floor of 5.25%.
(13)	With limited exception, the note may not be prepaid until two months before maturity.

Total mortgage debt maturities as of June 30, 2012 without respect to any additional loan extensions for the following twelve-month periods were as follows:

June 30, 2013	$24,531,830
June 30, 2014	2,607,256
June 30, 2015	30,266,568
June 30, 2016	2,045,092
June 30, 2017	51,565,657
Thereafter	26,237,673

Total future maturities	$137,254,076

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at June 30, 2012 and December 31, 2011 was $4,150,220 and $4,275,220, respectively.

Available Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company had the right to borrow up to $10.0 million before the earlier of December 31, 2011 or the redemption in full of the Preferred Stock. On December 21, 2011, the Company entered into an amendment to the agreement extending the right to borrow the remainder of the available financing to May 31, 2013. The principal amount borrowed bears interest at the rate of 9.25% per annum, payable quarterly in arrears. The Bridge Financing will mature on April 18, 2015 or upon the redemption in full of the Preferred Stock, if earlier. The outstanding balance may be prepaid at the Company’s option in whole or in part at any time without penalty. Further, the Company is obligated (i) to make prepayments in the event of, and to the extent of the proceeds from, new equity issuances, certain debt incurrences and sales of assets and (ii) to repay the Bridge Financing in full following certain trigger events which also give rise to an obligation to redeem the outstanding shares of Preferred Stock. The agreement provides for certain future securities pledges and/or asset liens to be granted from time to time to the lender to secure the Bridge Financing, under the circumstances and upon the conditions set forth in the agreement. The outstanding balance on the Bridge Financing at June 30, 2012 and December 31, 2011 was $0.0 million and $5.0 million, respectively. At June 30, 2012, the Company had borrowing capacity under the Bridge Financing of $7.0 million.

6. Mandatorily Redeemable Preferred Stock and Warrant

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

On June 15, 2012, the Company entered into an agreement with the holders of the Company’s Preferred Stock to redeem approximately 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.8 million. In addition, approximately $0.7 million in unamortized issuance costs related to the redeemed shares were written off. On June 18, 2012, the Company used a portion of the proceeds of the mortgage on the Crowne Plaza Tampa Westshore to redeem approximately 11,514 shares of Preferred Stock. As of June 30, 2012 and December 31, 2011, there were approximately 14,086 and 25,354 shares of the Preferred Stock issued and outstanding, respectively.

The Warrant, as modified, entitles the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock. Pursuant to the Warrant amendment, the exercise price per share of common stock covered by the Warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment does not take into account quarterly dividends declared prior to January 1, 2012. At June 30, 2012, the adjusted exercise price was $2.21 per share. The Warrant expires on October 18, 2016. The Warrant holders have no voting rights. The exercise price and number of shares of common stock issuable upon exercise of the Warrant are both subject to additional adjustments under certain circumstances. The Warrant also contains a cashless exercise right. Under certain circumstances as set forth in the Warrant, the holders of the Warrant will be entitled to participate in certain future securities offerings of the Company.

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

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months and six months ended June 30, 2012 totaled $16,195 and $32,062, respectively, and totaled $16,210 and $33,426 for the three months and six months ended June 30, 2011, respectively, for this operating lease.

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

The Company leases a parking lot adjacent to the Doubletree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and six months ended June 30, 2012 totaled $23,871 and $47,741, respectively, and totaled $23,871 and $47,741 for the three months and six months ended June 30, 2011, respectively.

In conjunction with the sublease arrangement for the property at Shell Island which expired in December 2011, the Company incurred an annual lease expense for a leasehold interest. Lease expense totaled $38,750 and $97,500 for the three months and six months ended June 30, 2011, respectively.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense totaled $613 and $1,226 for the three months and six months ended June 30, 2012, respectively, and totaled $689 and $1,378 for the three months and six months ended June 30, 2011, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Hotel from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2012 requiring annual payments of $4,961. Rent expense totaled $1,240 and $2,480 for the three months and six months ended June 30, 2012, respectively, and totaled $1,240 and $2,480 for the three months and six months ended June 30, 2011, respectively.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Rent expense totaled $13,750 and $27,500 for the three months and six months ended June 30, 2012, respectively, and totaled $13,750 and $27,500 for the three months and six months ended June 30, 2011, respectively.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $11,181 and $22,272 for the three months and six months ended June 30, 2012, respectively, and totaled $11,046 and $22,229 for the three months and six months ended June 30, 2011, respectively.

The Company also leases certain furniture and equipment under financing arrangements expiring between February 2013 and December 2014.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

June 30, 2013	$528,756
June 30, 2014	365,702
June 30, 2015	296,260
June 30, 2016	222,770
June 30, 2017	75,132
Thereafter	—

Total future minimum lease payments	$1,488,620

Management Agreements – Each of the operating hotels that the Company wholly-owned at June 30, 2012, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 9).

Franchise Agreements – As of June 30, 2012, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023.

Restricted Cash Reserves – Each month, the Company is required to escrow with its lender on the Wilmington Riverside Hilton and the Savannah DeSoto Hilton an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required by several of its lenders to establish individual property improvement funds to cover the cost of replacing capital assets at its properties. Each month, contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Sheraton Louisville Riverside and the Crowne Plaza Hampton Marina and equal 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront and the Hilton Philadelphia Airport.

Pursuant to the terms of the fifth amendment to the credit agreement and until its termination in March 2012, the Company was required to escrow with its lender an amount sufficient to pay the real estate taxes as well as property and liability insurance for the encumbered properties when due. In addition, the Company was required to make monthly contributions equal to 3.0% of room revenues into a property improvement fund.

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

As of June 30, 2012 and December 31, 2011, the Company had 9,999,786 and 9,953,786 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock other than the Warrant described in Note 6.

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

On November 1, 2011 and May 1, 2012, the Company redeemed 2,600 and 6,000 units, respectively, in the Operating Partnership held by a trust controlled by two members of the Board of Directors for a total of $21,790 pursuant to the terms of the partnership agreement.

As of June 30, 2012, the total number of Operating Partnership units outstanding was 2,978,839, with a fair market value of approximately $10.7 million based on the price per share of the common stock on that date.

9. Related Party Transactions

As of June 30, 2012, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its chief financial officer and a current and former member of its Board of Directors) owned approximately 10.9% of the Company’s outstanding common stock and 1,851,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – The Company was due $16,623 and $24,880 from MHI Hotels Services at June 30, 2012 and December 31, 2011, respectively.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its expired leasehold interests in the property at Shell Island. Leasehold revenue for the three months and six months ended June 30, 2012 was $87,500 and $175,000, respectively, and was $160,000 and $320,000 for the three months and six months ended June 30, 2011, respectively. The leasehold interests expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company owned at June 30, 2012, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Base management fees earned by MHI Hotels Services totaled $749,282 and $1,344,953 for the three months and six months ended June 30, 2012, respectively, and $678,067and $1,216,623 for the three months and six months ended June 30, 2011, respectively. In addition, estimated incentive management fees of $62,415 and $112,053 were accrued for the three months and six months ended June 30, 2012, respectively, and estimated incentive management fees of $38,865 and $84,619 were accrued for the three months and six months ended June 30, 2011, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $592,983 and $1,220,888 for the three months and six months ended June 30, 2012, respectively and $625,984 and $1,268,305 for the three months and six months ended June 30, 2011, respectively.

10. Retirement Plan

The Company maintains a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $23,926 and $35,806 for the three months and six months ended June 30, 2012, respectively, and $20,466 and $31,553 for the three months and six months ended June 30, 2011, respectively.

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

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investment in hotel properties, net	$66,933,850	$67,682,291
Cash and cash equivalents	3,154,403	2,589,871
Accounts receivable	194,432	255,233
Prepaid expenses, inventory and other assets	2,076,406	2,059,130

TOTAL ASSETS	$72,359,091	$72,586,525

LIABILITIES
Mortgage loans, net	$33,100,000	$33,600,000
Accounts payable and other accrued liabilities	3,305,197	2,817,582
Advance deposits	376,046	301,952

TOTAL LIABILITIES	36,781,243	36,719,534
TOTAL MEMBERS’ EQUITY	35,577,848	35,866,991

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$72,359,091	$72,586,525

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$3,041,078	$2,892,060	$7,463,159	$6,678,598
Food and beverage department	569,025	722,008	1,355,163	1,446,162
Other operating departments	317,107	277,573	616,608	572,798

Total revenue	3,927,210	3,891,641	9,434,930	8,697,558

Expenses
Hotel operating expenses
Rooms department	702,300	655,863	1,482,667	1,337,321
Food and beverage department	480,479	520,174	1,064,924	1,030,084
Other operating departments	180,809	147,549	342,618	327,100
Indirect	1,648,539	1,734,199	3,475,831	3,061,409

Total hotel operating expenses	3,012,127	3,057,785	6,366,040	5,755,914
Depreciation and amortization	731,714	549,597	1,282,969	1,096,109
General and administrative	9,125	8,457	50,971	67,093

Total operating expenses	3,752,966	3,615,839	7,699,980	6,919,116

Net operating income	174,244	275,802	1,734,950	1,778,442
Interest expense	(436,780)	(453,492)	(875,584)	(893,344)
Unrealized loss on hedging activities	(89,785)	(490,233)	(148,509)	(395,275)

Net income (loss)	$(352,321)	$(667,923)	$710,857	$489,823

12. Income Taxes

The components of the income tax provision for the three months and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$19	$5	$(49)	$14
State	8	1	8	56

	27	6	(41)	70

Deferred:
Federal	791	667	869	644
State	140	115	235	123

	931	782	1,104	767

	$958	$788	$1,063	$837

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax provision is as follows (in thousands):

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense (benefit)	$(404)	$185	$(1,382)	$(253)
Effect of non-taxable REIT income	1,214	487	2,202	911
State income tax expense (benefit)	148	116	243	179

	$958	$788	$1,063	$837

As of June 30, 2012 and December 31, 2011, the Company had a net deferred tax asset of approximately $3.0 million and $4.1 million, respectively, of which, approximately $2.4 million and $3.4 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by such time. As of June 30, 2012 and December 31, 2011, approximately $0.4 million of the net deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss attributable to the Company for basic computation	$(1,653,654)	$(182,563)	$(3,948,008)	$(1,171,881)
Effect of the issuance of dilutive shares on the net loss attributable to the noncontrolling interest	(22,380)	(23,130)	(39,627)	(23,130)

Net loss attributable to the Company for dilutive computation	$(1,676,034)	$(205,693)	$(3,987,635)	$(1,195,011)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Denominator
Weighted average number of common shares outstanding for basic computation	9,999,786	9,617,116	9,991,445	9,588,996
Dilutive effect of warrants	623,856	360,212	451,354	181,101

Weighted average number common shares outstanding for dilutive computation	10,623,642	9,977,328	10,442,799	9,770,097

Basic net loss per share	$(0.17)	$(0.02)	$(0.40)	$(0.12)

Diluted net loss per share	$(0.16)	$(0.02)	$(0.38)	$(0.12)

Diluted net loss per share takes into consideration the pro forma dilution of certain unvested stock awards.

14. Subsequent Events

On July 10, 2012, the Company obtained a $14.3 million mortgage with Fifth Third Bank on the Crowne Plaza Jacksonville Riverfront in Jacksonville, Florida. The mortgage bears interest at a rate of LIBOR plus additional interest of 3.0% and amortizes on a 25-year schedule. The maturity date is July 10, 2015, but may be extended for an additional year pursuant to certain terms and conditions. The mortgage also contains an “earn-out” feature which allows for an additional draw of up to $3.0 million during the term of the loan contingent upon satisfaction of certain debt service coverage and loan-to-value requirements. Proceeds of the mortgage were used to repay the existing mortgage indebtedness and to pay closing costs.

On July 11, 2012, the Company paid a quarterly dividend (distribution) of $0.02 per common share (and unit) to those stockholders (and unitholders of MHI Hospitality, L.P.) of record on June 15, 2012.

On July 23, 2012, the Company authorized payment of a quarterly dividend (distribution) of $0.03 per common share (and unit) to those stockholders (and unitholders of MHI Hospitality, L.P.) of record as of September 14, 2012. The dividend (distribution) is to be paid on October 11, 2012.

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

Our hotel portfolio currently consists of nine full-service, upper-upscale and upscale hotels and one midscale hotel, collectively with 2,113 rooms which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. These hotels are 100% owned by subsidiaries of our Operating Partnership. We also own a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. In total, our hotel portfolio contains 2,424 rooms. As of June 30, 2012, we owned the following hotel properties:

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

Results of Operations

The following table illustrates the actual key operating metrics for each of the three months and six months ended June 30, 2012 and 2011 for the properties we wholly-owned during each respective reporting period.

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Occupancy %	76.4%	72.9%	71.2%	68.0%
ADR	$120.88	$115.46	$115.70	$111.89
RevPAR	$92.35	$84.19	$82.43	$76.11

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Revenue. Total revenue for the three months ended June 30, 2012 increased approximately $2.0 million or 8.6% to approximately $25.1 million compared to total revenue of approximately $23.1 million for the three months ended June 30, 2011. All our properties experienced increases in revenue except our Hampton, Virginia property.

Room revenue increased approximately $1.6 million or 9.9% to approximately $17.8 million for the three months ended June 30, 2012 compared to room revenue of approximately $16.2 million for the three months ended June 30, 2011. The increase in room revenue for the three months ended June 30, 2012 resulted from a 4.7% increase in ADR and a 4.8% increase in occupancy as compared to the same period in 2011. Room revenue increased at all our properties except our Hampton, Virginia property.

Food and beverage revenues increased approximately $0.4 million or 7.2% to approximately $6.2 million for the three months ended June 30, 2012 compared to food and beverage revenues of approximately $5.8 million for the three months ended June 30, 2011. A significant amount of the increase was attributable to the opening of the Mojito restaurant at our Tampa, Florida property. Increases in banqueting revenue at our properties in Jeffersonville, Indiana and Raleigh, North Carolina offset a small decrease in food and beverage revenue at our property in Philadelphia, Pennsylvania.

Revenue from other operating departments for the three months ended June 30, 2012 remained constant at approximately $1.2 million compared to revenue from other operating departments for the three months ended June 30, 2011.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses and management fees, were approximately $17.3 million, an increase of approximately $0.9 million or 5.5% for the three months ended June 30, 2012 compared to total hotel operating expenses of approximately $16.4 million for the three months ended June 30, 2011. The increase in hotel operating expense was mostly attributable to an increase in operating revenue.

Rooms expense for the three months ended June 30, 2012 increased approximately $0.2 million or 4.5% to approximately $4.5 million compared to rooms expense of approximately $4.3 million for the three months ended June 30, 2011. The increase was largely related to the increase in occupancy and revenue.

Food and beverage expenses for the three months ended June 30, 2012 increased approximately $0.3 million or 6.7% to approximately $4.0 million compared to food and beverage expenses of approximately $3.7 million for the three months ended June 30, 2011. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues. An improvement in food and beverage margins from 35.7% to 36.0% offset the cost of higher volume.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2012 increased approximately $0.5 million or 5.9% to approximately $8.7 million compared to indirect expenses of approximately $8.2 million for the three months ended June 30, 2011. Management fees and franchise fees increased directly in proportion to the increase in revenue. Energy and utility expenses were lower due to lower energy prices. Repairs and maintenance, insurance, real and personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2012 increased approximately $0.1 million or 2.1% to approximately $2.2 million compared to depreciation and amortization expense of approximately $2.1 million for the three months ended June 30, 2011.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2012 increased approximately $0.2 million or 13.5% to approximately $1.0 million compared to corporate general and administrative expense of approximately $0.8 million for the three months ended June 30, 2011 due mostly to higher legal fees.

Interest Expense. Interest expense for the three months ended June 30, 2012 increased approximately $1.6 million or 57.5% to approximately $4.3 million compared to interest expense of approximately $2.7 million for the three months ended June 30, 2011. Most of the increase was attributable to the premium paid to redeem approximately 11,514 shares of Preferred Stock in June 2012 of approximately $0.8 million as well as the write-off of unamortized issuance costs related to the redeemed shares of approximately $0.7 million.

Equity Income in Joint Venture. Equity income in joint venture for the three months ended June 30, 2012 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the three months ended June 30, 2012, our 25.0% share of the net loss of the hotel decreased approximately $0.1 million or 47.3% to approximately $0.1 million compared to a net loss of approximately $0.2 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, the hotel reported occupancy of 80.5%, ADR of $133.47 and RevPAR of $107.45. This compares with results reported by the hotel for the three months ended June 30, 2011 of occupancy of 82.1%, ADR of $124.49 and RevPAR of $102.19.

Unrealized Loss on Warrant Derivative. The Company recognized an unrealized loss of approximately $1.5 million on the value of the warrant derivative issued in April 2011 to the purchasers of Preferred Stock. The loss was attributable to the increase in price of the underlying common stock.

Income Taxes. The income tax provision or benefit is primarily derived from the operations of our TRS Lessee. The Company’s income tax expense increased approximately $0.2 million or 21.5% to approximately $1.0 million for the three months ended June 30, 2012 as compared to income tax expense of approximately $0.8 million for the three months ended June 30, 2011.

Net Loss Attributable to the Company. The net loss attributable to the Company for the three months ended June 30, 2012 increased approximately $1.5 million to approximately $1.7 million as compared to a net loss of approximately $0.2 million for the three months ended June 30, 2011 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Revenue. Total revenue for the six months ended June 30, 2012 increased approximately $3.4 million or 8.3% to approximately $45.1 million compared to total revenue of approximately $41.7 million for the six months ended June 30, 2011. All our properties experienced increases in revenue except our Wilmington, North Carolina and Hampton, Virginia properties.

Room revenue increased approximately $2.6 million or 9.1% to approximately $31.7 million for the six months ended June 30, 2012 compared to room revenue of approximately $29.1 million for the six months ended June 30, 2011. The increase in room revenue for the six months ended June 30, 2012 resulted from a 4.7% increase in occupancy and a 3.4% increase in ADR as compared to the same period in 2011. Room revenue increased at all our properties except our Hampton, Virginia property.

Food and beverage revenues increased approximately $0.9 million or 8.1% to approximately $11.2 million for the six months ended June 30, 2012 compared to food and beverage revenues of approximately $10.3 million for the six months ended June 30, 2011. A significant amount of the increase was attributable to the opening of the Mojito restaurant at our Tampa, Florida property. Increases in banqueting revenue at our properties in Raleigh, North Carolina and Laurel, Maryland offset decreases in food and beverage revenue at our properties in Wilmington, North Carolina and Hampton, Virginia.

Revenue from other operating departments for the six months ended June 30, 2012 remained constant at approximately $2.3 million compared to revenue from other operating departments for the six months ended June 30, 2011.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses and management fees, were approximately $32.7 million, an increase of approximately $1.8 million or 5.8% for the six months ended June 30, 2012 compared to total hotel operating expenses of approximately $30.9 million for the six months ended June 30, 2011. The increase in hotel operating expense was mostly attributable to an increase in operating revenue.

Rooms expense for the six months ended June 30, 2012 increased approximately $0.4 million or 5.7% to approximately $8.4 million compared to rooms expense of approximately $8.0 million for the six months ended June 30, 2011. The increase was largely related to the increase in occupancy and revenue.

Food and beverage expenses for the six months ended June 30, 2012 increased approximately $0.6 million or 7.6% to approximately $7.4 million compared to food and beverage expenses of approximately $6.8 million for the six months ended June 30, 2011. Most of the increase in food and beverage expense was directly related to the increase in food and beverage revenues. An improvement in food and beverage margins from 33.8% to 34.2% offset the cost of higher volume.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2012 increased approximately $0.8 million or 5.4% to approximately $16.6 million compared to indirect expenses of approximately $15.8 million for the six months ended June 30, 2011. Management fees and franchise fees increased directly in proportion to the increase in revenue. Sales and marketing costs increased as vacant positions were filled and additional staff was hired in anticipation of improvement in group business. Energy and utility expenses moderated due to the mild winter as well as lower energy costs despite the increase in occupancy. Repairs and maintenance, insurance, real and personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2012 increased approximately $0.1 million or 2.4% to approximately $4.4 million compared to depreciation and amortization expense of approximately $4.3 million for the six months ended June 30, 2011.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2012 increased approximately $0.3 million or 16.0% to approximately $2.1 million compared to corporate general and administrative expense of approximately $1.8 million for the six months ended June 30, 2011 due mostly to higher staffing costs and higher legal fees.

Interest Expense. Interest expense for the six months ended June 30, 2012 increased approximately $2.3 million or 42.7% to approximately $7.6 million compared to interest expense of approximately $5.3 million for the six months ended June 30, 2011. The increase was mostly attributable to the write-off of unamortized loan costs in conjunction with the extinguishment of the credit facility in March 2012 of approximately $0.5 million, the premium paid to redeem approximately 11,514 shares of Preferred Stock in June 2012 of approximately $0.8 million, the write-off of unamortized issuance costs related to the redeemed shares of approximately $0.7 million as well as comparably higher interest in the first quarter associated with the Preferred Stock issued in April 2011.

Equity Income in Joint Venture. Equity income in joint venture for the six months ended June 30, 2012 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the six months ended June 30, 2012, our 25.0% share of the net income of the hotel increased approximately $0.1 million or 45.1% to approximately $0.2 million compared to our 25.0% share of net income from the hotel of approximately $0.1 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, the hotel reported occupancy of 84.0%, ADR of $156.94 and RevPAR of $131.85. This compares with results reported by the hotel for the six months ended June 30, 2011 of occupancy of 85.2%, ADR of $139.28 and RevPAR of $118.64.

Unrealized Loss on Warrant Derivative. The Company recognized an unrealized loss of approximately $2.7 million for the six months ended June 30, 2012 compared to an unrealized loss of approximately $0.4 million for the six months ended June 30, 2011. The change in the value of the warrant derivative was mostly attributable to the increase in price of the underlying common stock.

Income Taxes. The income tax provision or benefit is primarily derived from the operations of our TRS Lessee. The Company’s income tax expense increased approximately $0.3 million or 27.0% to approximately $1.1 million for the six months ended June 30, 2012 as compared to income tax expense of approximately $0.8 million for the six months ended June 30, 2011.

Net Loss Attributable to the Company. The net loss attributable to the Company for the six months ended June 30, 2012 increased approximately $2.7 million to approximately $3.9 million as compared to a net loss of approximately $1.2 million for the six months ended June 30, 2011 as a result of the operating results discussed above.

Funds From Operations

Funds from Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income.

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

The following table reconciles net loss to FFO for each of the three months and six months ended June 30, 2012 and 2011 (unaudited):

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Net loss	$(2,146,312)	$(243,501)	$(5,126,655)	$(1,579,971)
Add depreciation and amortization	2,195,591	2,149,910	4,375,554	4,273,387
Add equity in depreciation of joint venture	182,930	137,399	320,742	274,027
Subtract gain on disposal of assets	—	(6,055)	—	(12,255)

FFO	$232,209	$2,037,753	$(430,359)	$2,955,188

Weighted average shares outstanding	9,999,786	9,617,116	9,991,445	9,588,996
Weighted average units outstanding	2,980,883	3,324,109	2,982,861	3,339,190

Weighted average shares and units	12,980,669	12,941,225	12,974,306	12,928,186

FFO per share and unit	$0.02	$0.16	$(0.03)	$0.23

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the six months ended June 30, 2012 was approximately $5.0 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $2.0 million was spent during the six months ended June 30, 2012 on capital improvements and the replacement of furniture, fixtures and equipment.

Financing Activities. On March 5, 2012, we obtained a mortgage on the Hilton Philadelphia Airport for $30.0 million and used the proceeds to extinguish the credit facility and repay a portion of the outstanding indebtedness on the $10.0 million loan agreement with Essex Equity High Income Joint Investment Vehicle, LLC (the “Note Agreement” or “Bridge Financing”).

On June 18, 2012, we obtained mortgage on the Crowne Plaza Tampa Westshore for $14.0 million and used the proceeds to repay the outstanding indebtedness on the Bridge Financing and to redeem approximately 11,514 shares of Preferred Stock.

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

We expect capital expenditures for the replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hampton Marina and the Sheraton Louisville Riverside as well as 4.0% of room revenues for the Crowne Plaza Jacksonville Riverfront and the Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of approximately $9.3 million, of which approximately $2.3 million was in restricted reserve accounts and real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and dividends on the Preferred Stock.

In June 2012, we obtained a $14.0 million mortgage with C1 Bank on the Crowne Plaza Tampa Westshore in Tampa, Florida. The proceeds of the loan were used to repay the outstanding indebtedness on the Bridge Financing as well as redeem approximately 45.0% of the outstanding shares of Preferred Stock.

In June 2012, we extended the maturity of the mortgage on the Crowne Plaza Hampton Marina until June 2013. At that time, we intend to obtain mortgage financing with a 5-year term. If we are unable to obtain such financing on favorable terms, we may be required to reduce the mortgage balance by an amount up to $1.0 million or may seek to secure an extension of the existing mortgage indebtedness.

In July 2012, we obtained a $14.3 million mortgage on the Crowne Plaza Jacksonville Riverfront. The maturity date is July 10, 2015, but may be extended for an additional year pursuant to certain terms and conditions. The mortgage contains an “earn-out” feature which allows us to draw up to an additional $3.0 million provided the property satisfies certain debt service coverage and loan-to-value requirements. Should we be able to draw the additional proceeds, we are required, under the terms of the Preferred Stock instrument, to use such proceeds to repurchase outstanding shares of Preferred Stock.

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

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, redemption of the Preferred Stock, repayment of draws under the Bridge Financing, if any, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of some or all the following:

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

In July 2011, in part due to improving operating trends, we reevaluated our quarterly dividend policy and reinstated our quarterly common stock dividend (distribution). On July 18, 2011, we authorized the first payment of a quarterly dividend (distribution) of $0.02 per common share (and unit) to our stockholders (and unitholders of MHI Hospitality, L.P.) of record as of September 15, 2011 which was paid on October 11, 2011. Dividends (distributions) have been declared in each subsequent quarterly period. In July 2012, we authorized an increase in the quarterly dividend (distribution) to $0.03 per common share (and unit).

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

There were no charges for impairment recorded for the three months and six months ended June 30, 2012 or 2011.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2012. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

•

risks associated with the level of the Company’s indebtedness and its ability to meet covenants in its debt agreements and, if necessary, to refinance the maturity of such indebtedness or modify such debt agreements;

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

As of June 30, 2012, we had approximately $113.4 million of fixed-rate debt and approximately $42.1 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.92%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR, but would be limited to the effect on our mortgage on the Crowne Plaza Hampton Marina – to the extent that 30-day LIBOR exceeds 0.45%, the loan on the Hilton Philadelphia Airport – to the extent that 30-day LIBOR exceeds 0.50% – as well as the loan from the Carlyle Affiliate Lender. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport and the loan from the Carlyle Affiliate Lender remain at approximately $42.4 million, the balance at June 30, 2012, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $328,000.

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

As of June 30, 2012, there was no change in MHI Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during MHI Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, MHI Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.4	Articles Supplementary of MHI Hospitality Corporation.(2)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation. (2)

10.40	Amendment No. 2, dated June 15, 2012, to Note Agreement, dated April 18, 2011, by and between the Company and Essex Equity High Income Joint Investment Vehicle, LLC. (3)

10.41	Agreement, Waiver and Consent by Preferred Stockholders, dated June 15, 2012, by and among the Company, Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP. (3)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MHI HOSPITALITY CORPORATION

Date: August 9, 2012	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ William J. Zaiser
William J. Zaiser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.4	Articles Supplementary of MHI Hospitality Corporation.(2)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation. (2)

10.40	Amendment No. 2, dated June 15, 2012, to Note Agreement, dated April 18, 2011, by and between the Company and Essex Equity High Income Joint Investment Vehicle, LLC. (3)

10.41	Agreement, Waiver and Consent by Preferred Stockholders, dated June 15, 2012, by and among the Company, Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP. (3)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012.