Form 10-K
period 2012-12-31
MHI Hospitality CORP
filed 2013-03-20
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-32379

MHI HOSPITALITY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 West Francis Street Williamsburg, Virginia	23185
(Address of Principal Executive Officers)	(Zip Code)

Registrant’s telephone number, including area code 757-229-5648

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $31,287,529 based on the closing price quoted on the NASDAQ® Stock Market.

As of March 20, 2013, there were 10,125,286 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

•	risks associated with the hotel industry, including competition, increases in wages and benefits, energy costs and other operating costs;

•	the magnitude, sustainability and timing of the economic recovery in the hospitality industry and in the markets in which the Company operates;

•	the availability and terms of financing and capital and the general volatility of the securities markets;

•

risks associated with the level of the Company’s indebtedness and its ability to meet covenants in its debt agreements and, if necessary, to refinance the maturity of such indebtedness or modify such debt agreements;

•	management and performance of the Company’s hotels;

•	risks associated with the conflicts of interest of the Company’s officers and directors;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in the Company’s current and proposed market areas;

•	the Company’s ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	the Company’s ability to successfully expand into new markets;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts (“REITs”);

•	the Company’s ability to maintain its qualification as a REIT; and

•	the Company’s ability to maintain adequate insurance coverage.

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

PART I

Item 1. Business

Organization

MHI Hospitality Corporation (the “Company”) is a self-managed and self-administered real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upper upscale and upscale hotel properties located in primary markets in the Mid-Atlantic and Southern United States. On December 21, 2004, we successfully completed our initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. We conduct our business through MHI Hospitality, L.P., our operating partnership, of which we are the general partner. Our Company owns approximately 77.6% of the partnership units in our operating partnership. Limited partners (including certain of our officers and directors) own the remaining operating partnership units.

As of March 1, 2013, our portfolio consists of ten full-service, primarily upscale and upper upscale hotels located in seven states with an aggregate of 2,424 rooms and approximately 120,200 square feet of meeting space. Nine of these hotels are wholly-owned by subsidiaries of our operating partnership and operate under the Hilton Worldwide, InterContinental Hotels Group and Starwood Hotels and Resorts brands and are managed on a day to day basis by MHI Hotels Services, LLC (“MHI Hotels Services”). We also own a 25.0% indirect noncontrolling interest in the 311-room Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group (“Carlyle”).

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

In connection with our initial public offering, the Company also acquired two leasehold interests in the Shell Island Resort, a 160-unit condominium resort property in Wrightsville Beach, North Carolina, which were purchased for $3.5 million. Our operating partnership entered into sublease arrangements to sublease our entire leasehold interests in the property at Shell Island to affiliates of MHI Hotels Services. Through December 2011, the management company operated the property as a hotel and managed a rental program for the benefit of the condominium unit owners. Our operating partnership received fixed annual rent and incurred annual lease expenses in connection with the subleases of such property. Consequent to the cancellation of the management company’s contract to manage the condominium rental program and expiration of the underlying leases in December 2011, our operating partnership has and will continue to receive a reduced set of minimum payments through December 2014.

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

We typically define underperforming hotels as those that are poorly managed, suffer from significant deferred maintenance and capital improvement and that are not properly positioned in their respective markets. In pursuing these opportunities, we hope to improve revenue and cash flow and increase the long-term value of the underperforming hotels we acquire. Our ultimate goal is to achieve a total investment that is substantially less than replacement cost of a hotel or the acquisition cost of a market performing hotel. In analyzing a potential investment in an underperforming hotel property, we typically characterize the investment opportunity as one of the following:

•

Up-branding Opportunity: The acquisition of properties that can be upgraded physically and enhanced operationally to qualify for what we view as higher quality franchise brands, including Hilton, Doubletree by Hilton, Crowne Plaza and Sheraton.

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

Investment Vehicles. In pursuit of our investment strategy, we may employ various traditional and non-traditional investment vehicles:

•

Direct Purchase Opportunity: Our traditional investment strategy is to acquire direct ownership interests via our operating partnership in properties that meet our investment criteria, including opportunities that involve full-service, upper upscale and upscale properties in identified geographic growth markets that have significant barriers to entry for new product delivery. Such properties, or portfolio of properties, may or may not be acquired subject to a mortgage by the seller or third-party.

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

We have engaged MHI Hotels Services, an eligible independent management company, to operate our hotels. MHI Hotels Services and its predecessors have been in continuous operation since 1957. By using MHI Hotels Services as the management company, we intend to continue to capitalize on its extensive experience to seek above-average operating results. MHI Hotels Services has operated for many years in markets where we have a presence, and its operations are driven by a focused sales, marketing and food and beverage strategy that is critical to the success of a full-service hotel.

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

On December 21, 2004, we entered into a ten-year strategic alliance agreement with MHI Hotels Services pursuant to which (i) MHI Hotels Services agrees to refer to us (on an exclusive basis) hotel acquisition opportunities in the United States presented to MHI Hotels Services, and (ii) unless a majority of our independent directors in good faith concludes for valid business reasons that another management company should manage a hotel owned by us, we agree to offer MHI Hotels Services or its subsidiaries the right to manage hotel properties that we acquire in the United States.

In addition, during the term of the agreement, which expires in December 2014, MHI Hotels Services has the right to nominate one person for election to our board of directors at our annual meeting of stockholders, subject to the approval of such nominee by our Nominating, Corporate Governance and Compensation Committee (the “NCGC Committee”) for so long as certain of our officers and directors, Andrew Sims, Kim Sims, and Christopher Sims, and their families and affiliates, hold, in the aggregate, not less than 1.5 million units or shares of our common stock.

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

The base management fee for each of our initial hotels and for any subsequent hotels we directly acquire will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our wholly-owned hotels is as follows:

	2015	2014	2013	2012	2011	2010	2009
Crowne Plaza Hampton Marina(1)	3.0%	3.0%	3.0%	3.0%	3.0%	2.0%	2.0%
Crowne Plaza Tampa Westshore(2)	3.0%	3.0%	3.0%	3.0%	2.5%	2.0%	2.0%
Crowne Plaza Jacksonville Riverfront	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
DoubleTree by Hilton Brownstone—University	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Philadelphia Airport	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Savannah DeSoto	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Wilmington Riverside	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Holiday Inn Laurel West	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Sheraton Louisville Riverside(3)	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%

(1)	In 2010, the management company abated the increase in management fee for the Crowne Plaza Hampton for 2010.
(2)	In January 2009, we entered a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore. The provisions of the new agreement related to base management fee are the same as those contained in the master management agreement. The provisions of the new agreement related to the incentive management fee are the same as those contained in the master management agreement except that it is calculated separately and not aggregated with the other properties covered by the master management agreement.
(3)	Pursuant to the master management agreement, the term for each of the initial properties, which included the Holiday Inn Downtown Williamsburg, was 10 years. The management company agreed to substitute the Sheraton Louisville Riverside for the Holiday Inn Downtown Williamsburg for remainder of the term of the agreement.

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

The incentive management fee under the master management agreement, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of all our hotels, with the exception of the Tampa property, on an aggregate basis for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive fee may not exceed 0.25% of the aggregate gross revenue of all of the hotels included in the incentive fee calculation for the year in which the incentive fee is earned. The calculation of the incentive fee will not include results of hotels for the fiscal year in which they are initially leased, or for the fiscal year in which they are sold, and newly acquired or leased hotels will be included in the calculation beginning in the second full calendar year such hotel is managed. The management agreement for the management of the Tampa property includes a similar provision for payment of an incentive management fee on a stand-alone basis.

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

Employees

As of March 1, 2013, we employed seven full-time persons, six of whom work at our corporate office in Williamsburg, Virginia and one who works in our office in Rockville, Maryland. All persons employed in the day-to-day operations of the hotels are employees of MHI Hotels Services, the management company engaged by our TRS Lessee to operate such hotels.

Available Information

We maintain an Internet site, http://www.mhihospitality.com, which contains additional information concerning MHI Hospitality Corporation. We make available free of charge through our Internet site all our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements and other reports filed with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have also posted on this website our Code of Business Conduct and the charters of our Audit and NCGC Committees of our board of directors. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

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

Risks Related to Our Debt and Preferred Stock Financing and the Recent Economic Crisis

We have substantial financial leverage.

At December 31, 2012, we had consolidated debt (net of unrestricted cash) of approximately $153.9 million. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

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

On April 18, 2011, we completed a $25.0 million private placement pursuant to which we issued 25,000 shares of our Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”) and a warrant (“Warrant”) to acquire 1.9 million shares of our common stock. In June 2012, we redeemed 11,514 shares of Preferred Stock for approximately $12.3 million plus the payment of accrued and unpaid cash and stock dividends.

The Preferred Stock has a mandatory redemption date of April 18, 2016 or upon the earlier occurrence of certain triggering events. In the event of a mandatory redemption, our obligation would be approximately $14.2 million plus any accrued, but unpaid, dividends as well as any pre-payment fee if redeemed prior to April 18, 2014. In order to satisfy any mandatory redemption, we may be required to borrow money, issue equity securities or sell assets to meet this obligation, which could impair our ability to raise the funds necessary to operate our business, involve dilution to holders of our common stock or require the disposition of key assets.

In the event the Company is liquidated while the Preferred Stock is outstanding, holders of the Preferred Stock will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of common stock receive any distributions.

The holders of the Preferred Stock have a right to payment of a cumulative dividend payable (i) in cash at an annual rate of 10% and (ii) in additional shares of the Preferred Stock at an annual rate of 2% of the liquidation preference per share. The payment of the cash dividend is expected to continue to result in reduced capital resources available to the Company.

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

We have debt obligations maturing in 2013 and 2014, and if we are not successful in extending the term of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In June 2013, the mortgage on the Crowne Plaza Hampton Marina matures. In August 2014, our indebtedness to an affiliate of the Carlyle Group related to our joint venture investment in the Crowne Plaza Hollywood Beach Resort matures. In August 2014, the mortgage on our Hilton Philadelphia Airport matures, but we may extend such mortgage until March 2017 pursuant to certain terms and conditions.

We will need to, and plan to, renew, replace or extend our long-term indebtedness prior to their respective maturity dates. We are uncertain whether we will be able to refinance these obligations or if refinancing terms will be favorable. If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may not be able to execute our business strategies or we may be forced to dispose of hotel properties on disadvantageous terms. Moreover, the terms of any additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended. To the extent we cannot repay our outstanding debt, we risk losing some or all of our hotel properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

If the current recovery is not sustained or slows, we may have difficulty refinancing existing indebtedness when it matures.

The amount of indebtedness lenders are willing to finance is generally limited to a percentage of a property’s fair market value. Valuations of hotel properties can be derived from various approaches, but a critical factor in the valuation is the financial performance, or potential financial performance, of the hotel. In June 2013, the mortgage on the Crowne Plaza Hampton Marina matures. Due to the property’s financial performance, it is unclear whether we will be able to refinance the mortgage under similar terms. We may be required to repay a portion of the indebtedness upon extension or refinance. In August 2014, our indebtedness to an affiliate of the Carlyle Group related to our joint venture investment in the Crowne Plaza Hollywood Beach Resort matures. In August 2014, the mortgage on the Hilton Philadelphia Airport matures, but may be extended until March 2017 pursuant to certain terms and conditions. If we are unable to extend these loans, we may be required to repay a portion of such indebtedness upon refinance. If we do not have sufficient funds to repay any portion of the indebtedness, it may be necessary to raise capital through additional debt financing, private or public offerings of debt securities or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses and potentially reducing cash flow from operating activities if the sale proceeds in excess of the amount required to satisfy the indebtedness could not be reinvested in equally profitable real property investments.

Our liquidity, including access to capital markets and financing, could be constrained by limitations in the overall credit markets, our creditworthiness and our ability to comply with covenants in our Preferred Stock instrument and Note Agreement.

Our ability to borrow under financial arrangements depends on our compliance with covenants in our Preferred Stock instrument and note agreement, dated as of April 18, 2011, as amended, by and between the Company and Essex High Income Joint Investment Vehicle, LLC (the “Note Agreement”). Among other restrictions, these agreements limit the amount of leverage we are allowed to undertake. To the extent that we are unable to maintain compliance with these and other requirements, due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.

Our borrowing costs are sensitive to fluctuations in interest rates.

While we have reduced the amount of floating rate debt over the last year, higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport, the mortgage on the Crowne Plaza Jacksonville Riverfront and the loan to an affiliate of the Carlyle Group related to our joint venture investment in the Crowne Plaza Hollywood Beach Resort. Each of these mortgages bears interest at rates tied to the 30-day London Interbank Offered Rate (“LIBOR”) and provide for minimum rates of interest. To the extent that increases in the LIBOR rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

Our mortgage on the Crowne Plaza Hampton Marina matures over the next six months. Should we obtain new debt financing or refinance existing indebtedness, we may increase the amount of floating rate debt that currently exists. In addition, adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

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

The performance of the lodging industry and the general economy have traditionally been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We incurred a net loss of approximately $5.3 million for our 2012 fiscal year. A renewed economic downturn may produce continued losses. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the severity or duration of such a downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

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

In May 2008, we opened the Sheraton Louisville Riverside following an extensive 18-month renovation of the hotel. In addition, in April 2008 we acquired the Hampton Marina Hotel in Hampton, Virginia and subsequently renovated the property as a part of its re-branding as the Crowne Plaza Hampton Marina. In March 2009, we opened the Crowne Plaza Tampa Westshore following a 16-month renovation of the hotel. In November 2011, our property in Raleigh, North Carolina was rebranded the DoubleTree by Hilton Brownstone – University.

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

Subject to the restrictions of our Preferred Stock instrument and Note Agreement, the amount of any dividend distributions to holders of our common stock is in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash to fund distributions.

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

Conflicts of interest relating to MHI Hotels Services may lead to management decisions that are not in the stockholders’ best interest. Certain of our officers and directors including Andrew M. Sims, our chairman and chief executive officer and Kim E. Sims, who currently serves on our board of directors, together own a substantial interest in MHI Hotels Services which manages our hotel properties. In addition, until December 2014, unless a majority of independent directors concludes otherwise, MHI Hotels Services has a right of first offer to manage hotels we acquire in the future, subject to certain exceptions, and receives substantial management fees based on the revenues and operating profit of our hotels. Our management agreements with MHI Hotels Services, including the financial terms thereof, were not negotiated on an arm’s-length basis and may be less favorable to us than we could have obtained from third parties.

Our management agreements establish the terms of MHI Hotels Services’ management of our hotels. Under certain circumstances, if we terminate our master management agreement as to one of the hotels, we will be required to pay MHI Hotels Services a termination fee. If we were to terminate the master management agreement with respect to all covered hotels in connection with a sale of those hotels, the aggregate termination fee would be approximately $4.1 million as of December 31, 2012. There is no termination fee for the termination of the management agreement for our Tampa property. As significant owners of MHI Hotels

Services, which would receive any management and management termination fees payable by us under the management agreement, Andrew M. Sims and Kim E. Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so. In addition, Andrew M. Sims will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

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

Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Andrew M. Sims, Kim E. Sims and Edward S. Stein may have different objectives than holders of our common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These individuals, together with their affiliates, owned as of December 31, 2012, in the aggregate, approximately 12.0% of the outstanding units in our operating partnership. These individuals may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or they may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Contractual obligations require us to nominate affiliates of the Sims family as two of our directors.

Pursuant to a strategic alliance agreement we entered into in December 2004, during the term of the agreement, which expires in 2014, MHI Hotels Services has a contractual right to nominate one person for election as a director, to our board of directors, and, pursuant to his employment agreement with us, Andrew M. Sims has the right to be nominated as a director. These provisions in effect provide the Sims family and their affiliates the right to nominate two of our directors. As discussed herein, such persons have conflicts of interest with our company.

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

Our tax indemnification obligations, which were not the result of arm’s-length negotiations and which apply in the event that we sell certain properties, could subject us to liability, which we currently estimate to be approximately $9.2 million, and limit our operating flexibility and reduce our returns on our investments.

If we dispose of certain of our initial hotels, we would be obligated to indemnify the original contributors (including their permitted transferees and persons who are taxable on the income of a contributor or permitted transferee) against certain tax consequences of the sale pursuant to the tax indemnity agreements, the terms of which were not the result of arm’s-length negotiations. These original contributors include Andrew M. Sims, our chairman and chief executive officer, William J. Zaiser, our former executive vice president and chief financial officer, Kim E. Sims, a current director, and Christopher L. Sims, a former director. We have agreed to pay a certain amount of a contributor’s tax liability with respect to gains allocated to such contributor under Section 704(c) of the Code if we dispose of a property contributed by such contributor in a taxable transaction during a “protected period,” which continues until the earlier of:

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

As eight years have elapsed since the properties were contributed, if we were to sell, during 2013 in a taxable transaction, the five initial hotels that were contributed to us in our initial public offering in exchange for units immediately after the closing of our initial public offering, substituting our property in Jeffersonville, Indiana for the property in Williamsburg, Virginia, our estimated total tax indemnification obligation to our indemnified contributors, including the gross-up payment, would be approximately $9.2 million and decreasing until the end of 2014 at which time the indemnification agreement expires.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. While reserve requirements vary among our lenders, the amount that our lenders would have required us to set aside for capital improvements in fiscal 2012 would have been approximately $2.6 million based on a capital improvements reserve rate of 3.0% applied to our hotels’ gross revenues. For the years ended December 31, 2012 and 2011, we spent approximately $2.9 million and approximately $6.0 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that our lessee, the management company and we follow their standards. Failure by us, our TRS Lessee or the management company to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of continuing a franchise license, a franchisor could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise license or to operate the hotel without a franchise license. The loss of a franchise license could significantly decrease the revenues at the hotel and reduce the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition and results of operations, our ability to comply with the terms of the Preferred Stock instrument and Note Agreement and reduce our cash available for distribution to stockholders.

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

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the outbreaks of SARS and avian flu in 2003 had a severe impact on the travel industry, and the outbreaks of H1N1 flu threatened to have a similar impact. A prolonged recurrence of SARS, avian flu, H1N1 flu or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotels and adversely affect our financial conditions and results of operations.

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, the presence of significant mold could expose us to liability from our guests, employees or the management company and others if property damage or health concerns arise and could harm our reputation.

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

Aggregate Share and Common Share Ownership Limits

Our charter provides that no person may directly or indirectly own more than 9.9% of the value of our outstanding shares of capital stock or more than 9.9% of the number of our outstanding shares of common stock. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their interest. Our board of directors has discretion to waive that ownership limit if, including other considerations, the board receives evidence that ownership in excess of the limit will not jeopardize our REIT status.

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

Our employment agreements with Andrew M. Sims, our chief executive officer, David R. Folsom, our president and chief operating officer, and Anthony E. Domalski, our chief financial officer, contain provisions providing for substantial payments to these officers in the event of a change of control of our company. Specifically, if we terminate these executive’s employment without cause or the executive resigns with good reason, which includes a failure to nominate Andrew M. Sims to our board of directors or his involuntary removal from our board of directors, unless for cause or by vote of the stockholders, or if there is a change of control, each of these executives is entitled to the following:

•	any accrued but unpaid salary and bonuses;

•	vesting of any previously issued stock options and restricted stock;

•	payment of the executive’s life, health and disability insurance coverage for a period of five years following termination;

•	any unreimbursed expenses; and

•	a severance payment equal to three times for Andrew M. Sims’, David R. Folsom’s and Anthony E. Domalski’s respective combined salary and actual bonus compensation for the preceding fiscal year.

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

We depend on the efforts and expertise of our chairman and chief executive officer, Andrew M. Sims; our president and chief operating officer, David R. Folsom; and our chief financial officer, Anthony E. Domalski, to manage our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations.

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

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect us or could adversely affect you as a stockholder. Under recently-enacted legislation, “qualified dividends,” which include dividends from domestic C corporations that are paid to non-corporate stockholders, are subject to a reduced rate of tax of 15.0% or 20.0% depending on the taxable income of a non-corporate stockholder and whether such taxable income exceeds certain thresholds. Because REITs generally do not pay corporate-level taxes as a result of the dividends paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for a reduced tax rate. Non-corporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

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

Our failure to qualify as a REIT would have serious adverse consequences to our stockholders.

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2004. We believe we have operated so as to qualify as a REIT under the Code and believe that our current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to continue to qualify as a REIT. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, we must satisfy a 75% gross income test pursuant to Code Section 856(c)(3) and a 95% gross income test pursuant to Code Section 856(c)(2) each taxable year. In addition, we must pay dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. While historically we have satisfied the distribution requirement discussed above by making cash distributions to our stockholders, we may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, our stock. For distributions with respect to taxable years ending on or before December 31, 2011, and in some cases declared as late as December 31, 2012, recent IRS guidance allows us to satisfy up to 90% of this distribution requirement through the distribution of shares of our stock, if certain conditions are met. The provisions of the Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in our case because we hold our assets through the operating partnership.

In the future we may choose to pay dividends in our stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are partially payable in cash and partially payable in our stock. Under IRS guidance, up to 90% of any such taxable dividend with respect to calendar years 2008 through 2011, and in some cases declared as late as December 31, 2012, could be payable in our stock if certain conditions are met. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

If our TRS Lessee does not qualify as a taxable REIT subsidiary, or if the hotel management company does not qualify as an “eligible independent contractor,” we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

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

Additionally, if the hotel management company does not qualify as an “eligible independent contractor,” we would fail to qualify as a REIT. Each hotel management company that enters into a management contract with our TRS Lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS Lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own, directly or through its shareholders, more than 35% of our outstanding shares, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we intend to monitor ownership of our shares by the hotel management company and their owners, there can be no assurance that these ownership levels will not be exceeded.

Foreign investors may be subject to U.S. tax on the disposition of our stock if we do not qualify as a “domestically controlled” REIT.

A foreign person disposing of a “U.S. real property interest,” which includes stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the gain recognized on the disposition. Additionally, the transferee will be required to withhold 10% on the amount realized on the disposition. This 10% is creditable against the U.S. federal income tax liability of the foreign transferor in connection with such transferor’s disposition of our stock FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled” (i.e., less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence). We cannot be sure that we will qualify as a “domestically controlled” REIT. If we do not so qualify, gain realized by foreign investors on a sale of our stock would be subject to U.S. income and withholding tax under FIRPTA, unless our stock were traded on an established securities market and a foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding stock.

Investors may be subject to a 3.8% tax on net investment income derived with respect to our stock.

Beginning in 2013, a new 3.8% tax will be imposed on the “net investment income” (i.e., interest, dividends, capital gains, annuities, and rents that are not derived in the ordinary course of a trade or business) of individuals with income exceeding $200,000 ($250,000 if married filing jointly or $125,000 if married filing separately), and of estates and trusts. Prospective investors should consult with their independent advisors as to the applicability of this new tax to an investment in our stock in light of such investors’ particular circumstances.

Foreign investors will be subject to U.S. withholding tax on the receipt of ordinary dividends on our stock.

The portion of dividends received by a foreign investor payable out of our current and accumulated earnings and profits which are not attributable to capital gains and which are not effectively connected with a U.S. trade or business of the foreign investor will generally be treated as ordinary income and will be subject to U.S. withholding tax at the rate of 30%. This 30% withholding tax may be reduced by an applicable income tax treaty. Proposed FATCA regulations were recently issued by the IRS that are complex and considerable in length. Foreign investors should consult with their independent advisors as to the U.S. withholding tax consequences to such investors with respect to their investment in our stock in light of their particular circumstances.

Foreign investors may be subject to U.S. withholding tax under the “Foreign Account Tax Compliance Act” on the receipt of ordinary dividends on our stock, as well as on the gross proceeds from the disposition of their shares of our stock.

On March 18, 2010, the Hiring Incentives to Restore Employment Act (the “HIRE Act”) was enacted in the United States. The HIRE Act includes provisions known as the Foreign Account Tax Compliance Act (“FATCA”) that generally impose a 30% U.S. withholding tax on “withholdable payments,” which consist of (i) U.S.-source dividends, interest, rents and other “fixed or determinable annual or periodical income” paid after December 31, 2013 and (ii) certain U.S.-source gross proceeds paid after December 31, 2016 to (a) “foreign financial institutions” unless they enter into an agreement with the IRS to collect and disclose to the IRS information regarding their direct and indirect U.S. owners and (b) “non-financial foreign entities” (i.e., foreign entities that are not foreign financial institutions) unless they certify certain information regarding their direct and indirect U.S. owners. Final regulations under FATCA were issued by the IRS on January 17, 2013. FATCA does not replace the existing U.S. withholding tax regime. However, the FATCA regulations contain coordination provisions to avoid double withholding on U.S.-source income. A “foreign financial institution” is broadly defined and includes foreign entities that are engaged (or hold themselves out as being engaged) primarily in the business of investing, reinvesting or trading in securities, partnership interests or commodities, or any interests in such securities, partnership interests or commodities.

A foreign investor that receives ordinary dividends on our stock or gross proceeds from a disposition of shares of our stock may be subject to FATCA withholding tax with respect to such dividends or gross proceeds.

Foreign investors will be subject to U.S. income tax on the receipt of capital gain dividends on our stock.

Under FIRPTA, distributions that we make to a foreign investor that are attributable to gains from our dispositions of U.S. real property interests (“capital gain dividends”) will be treated as income that is effectively connected with a U.S. trade or business in the hands of the foreign investor. A foreign investor will be subject to U.S. federal income tax (at the rates applicable to U.S. investors) on any capital gain dividends, and will also be required to file U.S. federal income tax returns to report such capital gain dividends. Furthermore, capital gain dividends are subject to an additional 30% “branch profits tax” (which may be reduced by an applicable income tax treaty) in the hands of a foreign corporate investor.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 1, 2013, our portfolio consisted of the following properties:

Wholly-Owned Properties	Number of Rooms	Occupancy 2012	ADR 2012	RevPAR 2012	Occupancy 2011	ADR 2011	RevPAR 2011	Occupancy 2010	ADR 2010	RevPAR 2010
Crowne Plaza Hampton Marina, Hampton, Virginia	173	56.1%	$90.50	$50.82	61.7%	$88.48	$54.63	57.5%	$89.39	$51.40
Crowne Plaza Jacksonville Riverfront, Jacksonville, Florida	292	61.9%	95.72	59.25	53.2%	101.29	53.85	54.5%	100.63	54.82
Crowne Plaza Tampa Westshore, Tampa, Florida	222	70.8%	100.77	71.33	64.6%	96.82	62.58	60.7%	88.89	53.98
DoubleTree by Hilton Brownstone – University, Raleigh, North Carolina	190	67.9%	104.12	70.73	59.4%	85.87	51.02	65.5%	78.71	51.55
Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331	77.0%	134.21	103.38	76.8%	128.57	98.75	78.3%	116.05	90.86
Hilton Savannah DeSoto, Savannah, Georgia	246	74.2%	132.59	98.32	75.6%	123.85	93.61	75.6%	117.52	88.84
Hilton Wilmington Riverside, Wilmington, North Carolina	272	74.0%	129.48	95.82	73.6%	124.81	91.81	70.1%	122.26	85.76
Holiday Inn Laurel West, Laurel, Maryland	207	66.9%	88.66	59.34	60.8%	89.01	54.14	61.4%	88.77	54.48
Sheraton Louisville Riverside, Jeffersonville, Indiana	180	63.2%	123.73	78.15	62.9%	118.37	74.51	63.4%	108.56	68.85

Subtotal / Weighted Average	2,113	68.9%	$114.22	$78.65	66.2%	$110.24	$72.94	66.0%	$104.42	$68.93

Joint Venture Property
Crowne Plaza Hollywood Beach Resort, Hollywood, Florida	311	79.2%	$147.37	$116.66	79.4%	$133.29	$105.82	80.0%	$120.73	$96.53

Total	2,424

Item 3. Legal Proceedings

We are not involved in any material litigation, nor to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance, and none of which is expected to have a material impact on our financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity             Securities

Market Information

Prior to March 11, 2008, our common stock traded on the American Stock Exchange, or AMEX, under the symbol “MDH”. On March 11, 2008, we terminated our listing on the AMEX and listed our common stock on the NASDAQ® Global Market also under the symbol “MDH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on NASDAQ:

	Price Range
	High	Low
Year Ended December 31, 2012
First Quarter	$2.95	$2.23
Second Quarter	$3.80	$2.71
Third Quarter	$4.10	$3.40
Fourth Quarter	$4.10	$2.88
Year Ended December 31, 2011
First Quarter	$3.10	$2.12
Second Quarter	$3.10	$2.30
Third Quarter	$2.98	$1.90
Fourth Quarter	$2.47	$1.92

The closing price of our common stock on the NASDAQ Global Market on March 1, 2013 was $4.29 per share.

Stockholder Information

As of March 1, 2013, there were 78 holders of record of our common stock and as of March 1, 2013, there were 2,599 beneficial owners of our common stock.

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

The following table sets forth our common stock dividend (distribution) payments for fiscal year 2011 to present:

Dividend Payments
Date Declared	For the Quarter Ended	Date Paid	Amount per Share
July 2011	September 30, 2011	October 11, 2011	$ 0.020
October 2011	December 31, 2011	January 11, 2012	$ 0.020
January 2012	March 31, 2012	April 11, 2012	$ 0.020
April 2012	June 30, 2012	July 11, 2012	$ 0.020
July 2012	September 30, 2012	October 11, 2012	$ 0.030
October 2012	December 31, 2012	January 11, 2013	$ 0.030
January 2013	March 31, 2013	April 11, 2013	$ 0.035

In December 2008, in the interest of capital preservation and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2010, we amended our dividend policy and reduced the level of our cash dividend payments. Reducing and suspending our dividend during 2009 and 2010 did not jeopardize our REIT status as our 2009 distributions exceeded the minimum annual distribution requirement and operating losses in 2010 eliminated any distribution requirement for 2010. In July 2011, in part due to improving operating trends, we reevaluated our quarterly dividend policy and reinstated our quarterly common stock dividend (distribution), as outlined in the above table.

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for MHI Hospitality Corporation for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The following selected historical financial data was derived from audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. These December 31, 2012 financial statements have been audited by PBMares, LLP (formerly Witt Mares, PLC, which audited the Company’s financial statements for the years ended December 31, 2011, 2010, 2009 and 2008), our independent registered public accounting firm. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

The information presented below is only a summary and does not provide all of the information contained in our consolidated financial statements, including notes thereto, and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

MHI HOSPITALITY CORPORATION

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statement of Operations
Total Revenues	$87,343,220	$81,172,504	$77,382,344	$71,518,726	$70,762,732
Total Operating Expenses excluding Depreciation and Amortization	(68,376,569)	(65,807,786)	(62,451,362)	(59,224,407)	(58,810,002)
Depreciation and Amortization	(8,661,769)	(8,702,880)	(8,506,802)	(8,420,085)	(6,346,222)
Net Operating Income	10,304,882	6,661,838	6,424,180	3,874,234	5,606,509
Interest Income	16,158	14,808	22,305	41,999	72,547
Interest Expense	(12,382,146)	(10,821,815)	(10,030,517)	(9,661,871)	(6,811,460)
Other Income (Expense) – Net	(1,965,376)	(1,424,620)	546,115	(927,924)	(1,263,304)
Income Tax Benefit (Provision)	(1,301,229)	(905,455)	(214,344)	1,807,126	1,475,695
Net Loss	(5,327,711)	(6,475,243)	(3,252,261)	(3,010,587)	(920,014)
Net Loss Attributable to Noncontrolling Interest	(1,223,036)	(1,630,797)	(869,317)	(1,036,757)	(322,127)
Net Income (Loss) Attributable to the Company	$(4,104,675)	$(4,844,446)	$(2,382,944)	$(1,973,830)	$(597,887)

Statement of Cash Flows
Cash from Operations – net	$9,011,957	$7,550,142	$4,728,270	$3,182,605	$7,214,566
Cash used in Investing – net	(3,156,121)	(6,130,273)	(3,469,608)	(11,007,214)	(51,931,701)
Cash from (used in) Financing – net	(3,090,079)	(2,798)	(1,756,261)	9,595,949	42,447,582
Net Increase (Decrease) in Cash and Cash Equivalents	$2,765,757	$1,417,071	$(497,599)	$1,771,340	$(2,269,553)

Balance Sheet
Investments in Hotel Properties – net	$176,427,904	$181,469,432	$183,898,660	$188,587,507	$154,295,611
Properties Under Development	—	—	—	—	33,101,773
Total Assets(1)	204,030,869	209,299,446	209,583,431	213,959,755	211,218,434
Line of Credit	—	25,537,290	75,197,858	75,522,858	73,187,858
Mortgage Loans	135,674,432	94,157,825	72,192,253	72,738,250	72,256,168
Redeemable Preferred Stock	14,227,650	25,353,698	—	—	—
Total Liabilities	166,698,739	165,416,203	158,775,128	160,118,529	157,442,238
Noncontrolling Interest(1)	7,390,545	8,947,405	11,867,096	15,660,933	17,461,147
Total MHI Hospitality Corporation Stockholders’ Equity(1)	29,941,585	34,935,838	38,941,207	38,180,293	36,315,049

Operating Data
Average Number of Available Rooms	2,113	2,111	2,110	2,071	1,775
Total Number of Available Room Nights	773,358	770,334	770,150	755,942	649,499
Occupancy Percentage(2)	68.9%	66.2%	66.0%	60.4%	62.0%
Average Daily Rate (ADR)(2)	$114.22	$110.24	$104.42	$107.21	$119.50
RevPAR(2)	$78.65	$72.94	$68.93	$64.74	$74.04

Additional Financial Data
FFO(3)	$3,924,733	$2,923,539	$5,971,900	$5,997,948	$6,292,400
Loss Per Share	$(0.41)	$(0.50)	$(0.25)	$(0.28)	$(0.09)

(1)	As of the period end.
(2)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. Average Daily Rate, ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. Revenue Per Available Room, RevPAR, is calculated by dividing the total daily room revenue by the total daily number of rooms available.

(3)	Funds from Operations, FFO, is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, NAREIT. FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required GAAP presentations, has improved the understanding of the operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs. Below is a reconciliation of FFO to net income (loss).

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Reconciliation of FFO
Net Income (Loss)	$(5,327,711)	$(6,475,243)	$(3,252,261)	$(3,010,587)	$(920,014)
Add Depreciation and Amortization	8,661,769	8,702,880	8,506,802	8,420,085	6,346,222
Add Equity in Depreciation on Joint Venture	590,675	567,803	546,055	545,580	545,659
Subtract Gain/Add Loss on Asset Disposal	—	128,099	171,304	42,870	320,533

Funds From Operations	$3,924,733	$2,923,539	$5,971,900	$5,997,948	$6,292,400

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-managed and self-administered REIT incorporated in Maryland in August 2004 to pursue opportunities primarily in the full-service, upper upscale and upscale segments of the hotel industry located in primary and secondary markets in the Mid-Atlantic and Southern United States. We commenced operations in December 2004 when we completed our initial public offering and thereafter consummated the acquisition of six initial hotel properties. Since our initial public offering, we have engaged in the following acquisitions and dispositions:

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

Our hotel portfolio currently consists of ten full-service, primarily upper upscale and upscale hotels with 2,424 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels, totaling 2,113 rooms, are 100% owned by subsidiaries of our operating partnership (the “Operating Partnership”). We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. As of December 31, 2012, we owned the following hotel properties:

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

We conduct substantially all our business through our operating partnership, MHI Hospitality, L.P. We are the sole general partner of our operating partnership and we own an approximate 77.6% interest in our operating partnership, with the remaining interest being held by limited partners who were contributors of our original hotel properties and related assets.

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

Results of Operations

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The following table illustrates the key operating metrics for the years ended December 31, 2012 and 2011 for our nine wholly-owned properties (“actual properties”).

	Year Ended December 31, 2012	Year Ended December 31, 2011
Occupancy %	68.9%	66.2%
ADR	$114.22	$110.24
RevPAR	$78.65	$72.94

Revenue. Total revenue for the year ended December 31, 2012 was approximately $87.3 million, an increase of approximately $6.1 million or 7.6% from total revenue for the year ended December 31, 2011 of approximately $81.2 million. Revenue increases were strongest at our DoubleTree by Hilton Brownstone – University and the Crowne Plaza Tampa Westshore properties.

Room revenues at our properties for the year ended December 31, 2012 increased approximately $4.6 million or 8.3% to approximately $60.8 million compared to room revenues for the year ended December 31, 2011 of approximately $56.2 million. The increase in room revenue was mostly attributable to increases in occupancy at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida and Tampa, Florida. Our recently renovated property in Raleigh, North Carolina as well as our property in Savannah, Georgia experienced significant increases in ADR as well. We expect occupancy and ADR to increase as demand continues to strengthen as the overall economy continues to improve.

Food and beverage revenues at our properties for the year ended December 31, 2012 increased approximately $1.5 million or 7.2% to approximately $22.0 million compared to food and beverage revenues for the year ended December 31, 2011 of approximately $20.5 million. Most of the increase in food and beverage revenue was attributable to increased revenues at the DoubleTree by Hilton Brownstone – University, the Holiday Inn Laurel West and the Crowne Plaza Tampa Westshore.

Other operating revenues for the year ended December 31, 2012 increased approximately $0.1 million or 1.2% to approximately $4.6 million compared to other operating revenues for the year ended December 31, 2011 of approximately $4.5 million. Higher guaranteed no-show fees and garage revenue offset a decrease in the payments received in respect of the expired Shell Island sublease.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $2.5 million or 4.1% for the year ended December 31, 2012 to approximately $64.3 million compared to hotel operating expenses for the year ended December 31, 2011 of approximately $61.8 million. Increases in expenses that vary directly with increases in revenue, such as food and beverage expense, management fees and franchise fees, accounted for more than two-thirds of the increase in hotel operating expenses.

Rooms expense at our properties for the year ended December 31, 2012 increased approximately $0.8 million or 4.9% to approximately $16.6 million compared to rooms expense of approximately $15.8 million for the year ended December 31, 2011. The increase in rooms expense was directly related to the 8.3% increase in room revenue.

Food and beverage expenses at our properties for the year ended December 31, 2012 increased approximately $0.7 million or 4.9% to approximately $14.3 million compared to food and beverage expense of approximately $13.6 million for the year ended December 31, 2011. The increase in food and beverage expense was generally attributable to the 7.2% increase in food and beverage revenue.

Indirect expenses at our properties for the year ended December 31, 2012 increased approximately $1.1 million or 3.6% to approximately $32.9 million compared to indirect expenses of approximately $31.8 million for the year ended December 31, 2011. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees. The overall increase in indirect expenses was offset by a decrease in energy costs, the non-recurrence of costs associated with Hurricane Irene at our property in Hampton, Virginia and the expiration of the sublease at Shell Island on December 31, 2011.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2012 remained constant at approximately $8.7 million compared to depreciation and amortization expense for the year ended December 31, 2011. We expect depreciation and amortization to remain at approximately this level for the current portfolio of hotels.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2012 increased approximately $0.1 million or 1.3% to approximately $4.1 million compared to corporate general and administrative expenses of approximately $4.0 million for the year ended December 31, 2011. The absence in the current year of charges related to our aborted stock offering in 2011 was offset by higher salaries and legal fees.

Interest Expense. Interest expense for the year ended December 31, 2012 increased approximately $1.6 million or 14.4% to approximately $12.4 million compared to approximately $10.8 million of interest expense for the year ended December 31, 2011. If not for the write-off of unamortized loan costs in conjunction with the extinguishment of the credit facility in March 2012 of approximately $0.5 million, the premium paid to redeem approximately 11,514 shares of Preferred Stock in June 2012 of approximately $0.8 million and the write-off of unamortized issuance costs related to the redeemed shares of approximately $0.7 million, we would have experienced a reduction in interest expense of approximately $0.4 million.

Equity Income (Loss) in Joint Venture. Equity in the income of the joint venture was approximately $0.2 million for the year ended December 31, 2012 compared to equity in the loss of joint venture of approximately $0.1 million for the year ended December 31, 2011 and represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. The improvement was attributable to a 12.6% increase in net operating income as well as a curtailment of unrealized losses on hedging activities. For the year ended December 31, 2012, the Crowne Plaza Hollywood Beach Resort reported occupancy of 79.2%, ADR of $147.37 and RevPAR of $116.66. This compares with results reported by the hotel for the year ended December 31, 2011 of occupancy of 79.4%, ADR of $133.29 and RevPAR of $105.82.

Unrealized Loss on Warrant Derivative. The unrealized loss on the Warrant derivative for the year ended December 31, 2012 increased approximately $0.7 million or 54.8% to approximately $2.0 million compared to the unrealized loss of approximately $1.3 million for the year ended December 31, 2011. The current year loss was predominantly attributable to the increase in market price of the underlying common stock whereas the prior year loss was predominantly attributable to the modification to the Warrant agreement in December 2011 whereby the exercise price will be adjusted for any and all dividends declared and paid after December 31, 2011.

Income Tax Provision. The income tax provision for the year ended December 31, 2012 increased approximately $0.4 million or 43.7% to approximately $1.3 million compared to approximately $0.9 million for the year ended December 31, 2011. The income tax provision is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized greater operating income for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Net Loss. Net loss attributable to the Company for the year ended December 31, 2012 decreased approximately $0.7 million to approximately $4.1 million compared to net loss attributable to the Company of approximately $4.8 million for the year ended December 31, 2011 as a result of the operating results discussed above.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

The following table illustrates the key operating metrics for the years ended December 31, 2011 and 2010 for our nine wholly-owned properties (“actual properties”).

	Year Ended December 31, 2011	Year Ended December 31, 2010
Occupancy %	66.2%	66.0%
ADR	$110.24	$104.42
RevPAR	$72.94	$68.93

Revenue. Total revenue for the year ended December 31, 2011 was approximately $81.2 million, an increase of approximately $3.8 million or 4.9% from total revenue for the year ended December 31, 2010 of approximately $77.4 million. Increases in revenue at the Hilton Wilmington Riverside, the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore offset slight decreases in revenue at the Holiday Inn Laurel West and the DoubleTree by Hilton Brownstone – University.

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

Interest Expense. Interest expense for the year ended December 31, 2011 increased approximately $0.8 million or 7.9% to approximately $10.8 million compared to approximately $10.0 million of interest expense for the year ended December 31, 2010. The increase was the combined result of a lower effective interest rate on our line of credit in the period prior to the June 2010 amendment to the credit agreement as well as higher interest costs in the current period associated with the April 2011 issuance of Preferred Stock.

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

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders and stockholders as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2012 was approximately $9.0 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund the Company’s operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90.0% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $2.9 million was spent during the year ended December 31, 2011 on renovations and capital improvements.

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

During the year ended December 31, 2012, we paid approximately $2.5 million of scheduled principal payments toward the mortgages on our properties.

During the year ended December 31, 2012, we also paid approximately $1.1 million in deferred financing costs in relation to the mortgages discussed above.

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

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of approximately $10.3 million, of which approximately $3.1 million was in restricted reserve accounts as well as real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and dividends on the Preferred Stock.

On March 5, 2012, we obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish our indebtedness under the then-existing credit facility, prepay a portion of our indebtedness under the Bridge Financing and for working capital. With this transaction, our syndicated credit facility was extinguished and our Crowne Plaza Tampa Westshore hotel was released therefrom.

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

•	The issuance by the Operating Partnership and/or subsidiary entities of secured and unsecured debt securities to the extent permitted by our Preferred Stock instrument and Note Agreement.

Mortgage Debt

We have approximately $135.7 million of outstanding mortgage debt. The following table sets forth the mortgage debt outstanding at December 31, 2012:

Property	Principal Balance as of December 31, 2012	Prepayment Penalties		Interest Rate	Maturity Date		Amortization Provisions
	(In thousands)
Crowne Plaza Hampton Marina	$7,560	None		LIBOR + 4.55%(1)	06/2013		16(2)
Crowne Plaza Jacksonville Riverfront	14,135	None		LIBOR + 3.00%	07/2015	(3)	25 years
Crowne Plaza Tampa Westshore	13,872	None		5.60%	06/2017		25 years
DoubleTree by Hilton Brownstone – University	7,817	Yes	(4)	5.25%	10/2016	(5)	25 years
Hilton Philadelphia Airport	29,503	None		LIBOR + 3.00%(6)	08/2014	(7)	25 years
Hilton Savannah DeSoto	22,051	Yes	(8)	6.06%	07/2017		25 years(9)
Hilton Wilmington Riverside	21,417	Yes	(8)	6.21%	03/2017		25 years(10)
Holiday Inn Laurel	7,300	Yes	(11)	5.25%(12)	08/2021		25 years
Sheraton Louisville Riverside	12,019		(13)	6.24%	01/2017		25 years

Total	$135,674

(1)	The note bears a minimum interest rate of 5.00%.
(2)	The Company is required to make monthly principal payments of $16,000 as well as quarterly principal payments of $200,000 each on July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013.
(3)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(4)	The note may be partially prepaid to a maximum of 20% of the original loan amount without penalty. Pre-payment greater than 20% of the original loan amount can be made with penalty until 180 days before the original maturity or as extended maturity, if applicable.
(5)	The note provides that after five years, the mortgage can be extended if certain conditions have been satisfied for additional five year period at a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest.
(6)	The note bears a minimum interest rate of 3.50%.
(7)	The note provides that the mortgage can be extended until March 2017 if certain conditions have been satisfied.
(8)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(9)	The note provided for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(10)	The note provided for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.
(13)	With limited exception, the note may not be prepaid until two months before maturity.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage loans, including interest	$162,816	$17,111	$59,156	$78,955	$7,594
Redeemable preferred stock, including dividends	20,385	1,425	2,939	16,021	—
Other loans, including interest	4,249	147	4,102	—	—
Ground, building, office and equipment leases	1,344	502	651	191	—

Totals	$188,794	$19,185	$66,848	$95,167	$7,594

In connection with the acquisition of our six initial hotel properties, we entered into tax indemnity agreements that require us to indemnify the contributors of our initial properties against tax liabilities in the event we sell those properties in a taxable transaction during a 10-year period. Such indemnification obligations could result in aggregate payments of approximately $9.2 million and decreasing until the end of 2014 at which time the indemnification agreement expires. Our obligations under the tax indemnity agreements may effectively preclude us from selling or disposing of certain of the initial hotels in taxable transactions or reducing our consolidated indebtedness below approximately $11.0 million.

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

Inflation

We generate revenues primarily from lease payments from our TRS Lessee and net income from the operations of our TRS Lessee. Therefore, we rely primarily on the performance of the individual properties and the ability of the management company to increase revenues and to keep pace with inflation. Operators of hotels, in general, possess the ability to adjust room rates daily to keep pace with inflation. However, competitive pressures at some or all of our hotels may limit the ability of the management company to raise room rates.

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

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 3-39 years for buildings and improvements and 3-10 years for furniture and equipment. In accordance with generally accepted accounting principles, the controlling interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and noncontrolling interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties are recorded at historical cost basis. Noncontrolling interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value at the time of acquisition.

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

There have been no charges for impairment of hotel properties recorded in 2012, 2011 or 2010.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2012. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. In August 2006, we purchased an interest-rate swap with a notional amount of $30.0 million in order to comply with the terms of our then-existing credit agreement. In June 2010, we replaced the interest-rate swap with another interest-rate swap with a notional amount of $30.0 million which expired in May 2011. From time to time we may enter into other interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue derivative contracts for trading or speculative purposes.

As of December 31, 2012, we had approximately $98.7 million of fixed-rate debt and approximately $55.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.78%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the Crowne Plaza Hampton Marina and the Hilton Philadelphia Airport of 0.45% and 0.50%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport, the mortgage on the Crowne Plaza Jacksonville Riverfront and the loan from the Carlyle Affiliate Lender remain at approximately $55.2 million, the balance at December 31, 2012, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $467,000.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Witt Mares, PLC (“Witt Mares”) was the Company’s independent registered public accounting firm for the 2012 fiscal year. The Company was notified by Witt Mares that Witt Mares entered into a business combination with the accounting firm of PBGH, LLP. In connection with the business combination, Witt Mares is succeeded by a newly created entity, PBMares, LLP (“PBMares”), which separately is registered with the Public Company Accounting Oversight Board. As a result of the business combination and in accordance with applicable Securities and Exchange Commission rules related to business combinations of independent registered public accounting firms, on January 21, 2013, Witt Mares resigned as the Company’s independent registered public accounting firm. Our audit committee engaged PBMares, the successor accounting firm, as its independent registered public accounting firm effective January 21, 2013. The Company’s audit engagement team did not change as a result of the business combination.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2013 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on our directors is incorporated by reference to the sections captioned “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our 2013 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of our 2013 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of our 2013 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information required by this item is incorporated herein by reference to the section captioned “Director and Executive Compensation – Equity Compensation Plan Information” of our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in our 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II – Ratification of Appointment of Accountants” in our 2013 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

The following exhibits are filed as part of this Form 10-K:

Exhibits

3.1	Articles of Amendment and Restatement of MHI Hospitality Corporation.(1)

3.3	Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.(2)

3.4	Articles Supplementary of MHI Hospitality Corporation(3)

3.5	Amended and Restated Bylaws of MHI Hospitality Corporation(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of MHI Hospitality, L.P.(3)

4.	Form of Common Stock Certificate.(2)

4.2	Warrant, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(3)

4.3	Amendment, dated December 21, 2011, to Warrant, dated as of April 18, 2011, by and among the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (4)

4.4	Amendment No. 2, dated July 10, 2012, to Warrant, dated as of April 18, 2011, by and among the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(5)

10.1	MHI Hospitality Corporation 2004 Long-Term Incentive Plan.(2)*

Exhibits

10.1A	Form of Restricted Stock Award Agreement between MHI Hospitality Corporation and Participant(6)*

10.2A	Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(7)*

10.2B	First Amendment, dated as of January 1, 2011, to Executive Employment Agreement between MHI Hospitality Corporation and Andrew M. Sims.(8)*

10.2C	Executive Employment Agreement between MHI Hospitality Corporation and Anthony E. Domalski.(33)*

10.3	Executive Employment Agreement between MHI Hospitality Corporation and William J. Zaiser.(7)*

10.3A	Consulting Agreement between MHI Hospitality Corporation and WJZ Consulting LLC.(33)*

10.4	Strategic Alliance Agreement between MHI Hospitality Corporation, MHI Hospitality, L.P. and MHI Hotels Services, LLC.(31)

10.5	Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(31)

10.5A	Amendment Number 2, dated January 14, 2008 to the Master Management Agreement, dated December 21, 2004, as amended, by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(9)

10.6	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and MHI Hospitality, L.P.(10)

10.7	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and MHI Hospitality, L.P.(10)

10.8	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and MHI Hospitality, L.P.(2)

10.9	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and MHI Hospitality, L.P.(2)

10.10	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.(2)

10.11	Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC.(31)

10.12	Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.(31)

10.13	Lease Agreement by and between Philadelphia Hotel Associates, LP and MHI Hospitality TRS, LLC (with a schedule of eight additional agreements that are substantially identical in all material respects to the Lease agreement, except as identified in such schedule, and are not being filed herewith per Instruction 2 to Item 601 of Regulation S-K.(31)

10.14	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and MHI Hospitality, L.P.(11)

10.15	Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.(31)

10.16	Loan Agreement dated as of July 22, 2005, by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company.(12)

10.17	Promissory Note dated as of July 22, 2005, made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company.(12)

Exhibits

10.18	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, MHI Hospitality, L.P., and MHI Hotels, LLC.(13)

10.19	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC.(14)

10.19A	Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(15)

10.19B	Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006.(15)

10.19C	Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(16)

10.20	Employment Agreement, dated as of January 1, 2011, between MHI Hospitality Corporation and David R. Folsom.(8)*

10.21	Credit Agreement dated as of May 8, 2006, among MHI Hospitality Corporation, MHI Hospitality, L.P., MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein and the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co Documentation Agent, Manufacturers and Traders Trust Company as Co Documentation Agent and Branch Banking and Trust Company.(17)

10.21A	First Amendment to Credit Agreement, dated August 1, 2007.(19)

10.21B	Second Amendment to Credit Agreement, dated April 15, 2008.(20)

10.21C	Third Amendment to Credit Agreement, dated February 18, 2009.(21)

10.21D	Fourth Amendment to Credit Agreement, dated May 18, 2009.(22)

10.21E	Fifth Amendment to Credit Agreement, dated June 4, 2010.(23)

10.21F	Sixth Amendment to Credit Agreement, dated April 18, 2011.(3)

10.22A	First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006.(24)

10.22B	Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006.(24)

10.23	Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and MHI Hospitality Corporation.(25)

10.24	Strategic Alliance Agreement dated September 8, 2006 by and among MHI Hospitality, L.P., MHI Hospitality Corporation and Coakley & Williams Hotel Management Company.(26)

10.25	Promissory Note dated March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company.(27)

10.26A	Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007.(28)

10.26B	Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(28)

10.26C	Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(28)

10.27	Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC.(16)

Exhibits

10.28	Purchase Agreement between MHI Hospitality Corporation and VanTampa Plaza Hotel, Inc. dated July 16, 2007.(18)

10.29	Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L.C., to the order of MONY Life Insurance Company.(19)

10.30	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008.(29)

10.31	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998.(29)

10.32	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A.(29)

10.33	Indenture of Trust between Hampton Redevelopment and Housing Authority and Crestar Bank dated December 1, 1998.(29)

10.34	Promissory Note by MHI Hotel Investments Holdings, LLC, dated February 9, 2009.(30)

10.35	Guaranty by MHI Hospitality Corporation, dated February 9, 2009.(30)

10.36	Securities Purchase Agreement, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(3)

10.37	Registration Rights Agreement, dated April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(3)

10.38	Note Agreement, dated as of April 18, 2011, by and between the Company and Essex High Income Joint Investment Vehicle, LLC(3)

10.39	Amendment No. 1, dated December 21, 2011, to Note Agreement, dated April 18, 2011, by and among the Company and Essex Equity High Income Joint Investment Vehicle, LLC(4)

10.40	Amendment No. 2, dated June 15, 2012, to Note Agreement, dated April 18, 2011, by and between the Company and Essex Equity High Income Joint Investment Vehicle, LLC.(32)

10.41	Agreement, Waiver and Consent by Preferred Stockholders, dated June 15, 2012, by and among the Company, Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP.(32)

21.1	List of Subsidiaries of MHI Hospitality Corporation.

23.1	Consent of PBMares, LLP.

23.2	Consent of Witt Mares, PLC.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibits

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011.
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2012.
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 25, 2009.
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010.
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004. (333-118873)
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004. (333-118873)
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005.
(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.
(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.
(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.
(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007.

(19)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.
(20)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.
(21)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(22)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009.
(23)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010.
(24)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006.
(25)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.
(26)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 22, 2007.
(27)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007.
(28)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.
(29)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008.
(30)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.
(31)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011.
(32)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012
(33)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013.
*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2013

MHI HOSPITALITY CORPORATION

By:	/S/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	March 20, 2013

/S/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 20, 2013

/S/ J. PAUL CAREY J. Paul Carey	Director	March 20, 2013

/S/ JAMES. P. O’HANLON James P. O’Hanlon	Director	March 20, 2013

/S/ DAVID J. BEATTY David J. Beatty	Director	March 20, 2013

/S/ KIM E. SIMS Kim E. Sims	Director	March 20, 2013

/S/ EDWARD S. STEIN Edward S. Stein	Director	March 20, 2013

/S/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 20, 2013

/S/ DAVID R. FOLSOM David R. Folsom	Director	March 20, 2013

/S/ RYAN P. TAYLOR Ryan P. Taylor	Director	March 20, 2013

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

MHI Hospitality Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MHI Hospitality Corporation

Williamsburg, Virginia 23185

We have audited the accompanying consolidated balance sheet of MHI Hospitality Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation as of December 31, 2012. MHI Hospitality Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MHI Hospitality Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ PBMares, LLP
PBMares, LLP

Norfolk, Virginia

March 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MHI Hospitality Corporation

Williamsburg, Virginia 23185

We have audited the accompanying consolidated balance sheet of MHI Hospitality Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2011. MHI Hospitality Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MHI Hospitality Corporation and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Witt Mares, PLC
Witt Mares, PLC

Norfolk, Virginia

March 16, 2012

MHI HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Investment in hotel properties, net	$176,427,904	$181,469,432
Investment in joint venture	8,638,967	8,966,795
Cash and cash equivalents	7,175,716	4,409,959
Restricted cash	3,079,894	2,690,391
Accounts receivable, net	1,478,923	1,702,616
Accounts receivable-affiliate	8,657	24,880
Prepaid expenses, inventory and other assets	1,684,951	1,877,456
Note receivable, net	—	100,000
Shell Island sublease, net	480,392	720,588
Deferred income taxes	2,649,282	4,061,749
Deferred financing costs, net	2,406,183	3,275,580

TOTAL ASSETS	$204,030,869	$209,299,446

LIABILITIES
Line of credit	$—	$25,537,290
Mortgage loans	135,674,432	94,157,825
Loans payable	4,025,220	9,275,220
Series A Cumulative Redeemable Preferred Stock , par value $0.01, 27,650 shares authorized, 14,228 and 25,354 shares issued and outstanding at December 31, 2012 and 2011, respectively	14,227,650	25,353,698
Accounts payable and accrued liabilities	6,786,684	7,437,246
Advance deposits	625,822	453,077
Dividends and distributions payable	389,179	258,772
Warrant derivative liability	4,969,752	2,943,075

TOTAL LIABILITIES	166,698,739	165,416,203

Commitments and contingencies (see Note 7)

EQUITY
MHI Hospitality Corporation stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 9,999,786 shares and 9,953,786 shares issued and outstanding at December 31, 2012 and 2011, respectively	99,998	99,538
Additional paid in capital	57,020,979	56,911,039
Distributions in excess of retained earnings	(27,179,392)	(22,074,739)

Total MHI Hospitality Corporation stockholders’ equity	29,941,585	34,935,838
Noncontrolling interest	7,390,545	8,947,405

TOTAL EQUITY	37,332,130	43,883,243

TOTAL LIABILITIES AND EQUITY	$204,030,869	$209,299,446

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
REVENUE
Rooms department	$60,824,016	$56,187,231	$53,090,084
Food and beverage department	21,961,328	20,482,457	19,905,509
Other operating departments	4,557,876	4,502,816	4,386,751

Total revenue	87,343,220	81,172,504	77,382,344
EXPENSES
Hotel operating expenses
Rooms department	16,613,769	15,841,985	15,090,190
Food and beverage department	14,284,057	13,617,847	13,248,212
Other operating departments	480,307	537,969	697,037
Indirect	32,919,610	31,784,191	30,026,159

Total hotel operating expenses	64,297,743	61,781,992	59,061,598
Depreciation and amortization	8,661,769	8,702,880	8,506,802
Corporate general and administrative	4,078,826	4,025,794	3,389,764

Total operating expenses	77,038,338	74,510,666	70,958,164

NET OPERATING INCOME	10,304,882	6,661,838	6,424,180
Other income (expense)
Interest expense	(12,382,146)	(10,821,815)	(10,030,517)
Interest income	16,158	14,808	22,305
Equity income (loss) in joint venture	172,172	(60,094)	16,931
Unrealized loss on warrant derivative	(2,026,677)	(1,309,075)	—
Unrealized gain on hedging activities	—	72,649	700,488
Impairment of note receivable	(110,871)	—	—
Loss on disposal of assets	—	(128,099)	(171,304)

Net loss before income taxes	(4,026,482)	(5,569,788)	(3,037,917)
Income tax (provision) benefit	(1,301,229)	(905,455)	(214,344)

Net loss	(5,327,711)	(6,475,243)	(3,252,261)
Add: Net loss attributable to the noncontrolling interest	1,223,036	1,630,797	869,317

Net loss attributable to the Company	$(4,104,675)	$(4,844,446)	$(2,382,944)

Net loss per share attributable to the Company
Basic	$(0.41)	$(0.50)	$(0.25)
Diluted	$(0.39)	$(0.50)	$(0.25)
Weighted average number of shares outstanding
Basic	9,995,638	9,676,846	9,447,275
Diluted	10,647,246	9,806,512	9,463,275

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2009	9,096,943	$90,969	$52,543,562	$(14,454,238)	$15,660,933	$53,841,226
Net loss	—	—	—	(2,382,944)	(869,317)	(3,252,261)
Conversion of units in operating partnership to shares of common stock	368,168	3,682	2,885,549	—	(2,889,231)	—
Redemption of units in operating partnership	—	—	—	—	(35,289)	(35,289)
Issuance of restricted common stock awards	76,175	762	139,865	—	—	140,627
Amortization of deferred stock grants	—	—	114,000	—	—	114,000

Balances at December 31, 2010	9,541,286	95,413	55,682,976	(16,837,182)	11,867,096	50,808,303
Net loss	—	—	—	(4,844,446)	(1,630,797)	(6,475,243)
Conversion of units in operating partnership to shares of common stock	367,000	3,670	1,153,588	—	(1,157,258)	—
Redemption of units in operating partnership	—	—	—	—	(7,150)	(7,150)
Issuance of restricted common stock awards	45,500	455	74,475	—	—	74,930
Dividends and distributions declared	—	—	—	(393,111)	(124,486)	(517,597)

Balances at December 31, 2011	9,953,786	99,538	56,911,039	(22,074,739)	8,947,405	43,883,243
Net loss	—	—	—	(4,104,675)	(1,223,036)	(5,327,711)
Redemption of units in operating partnership	—	—	—	—	(36,180)	(36,180)
Issuance of restricted common stock awards	46,000	460	109,940	—	—	110,400
Dividends and distributions declared	—	—	—	(999,978)	(297,644)	(1,297,622)

Balances at December 31, 2012	9,999,786	$99,998	$57,020,979	$(27,179,392)	$7,390,545	$37,332,130

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(5,327,711)	$(6,475,243)	$(3,252,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,661,769	8,702,880	8,506,802
Equity in (income) loss of joint venture	(172,172)	60,094	(16,931)
Loss on disposal of assets	—	128,099	171,304
Impairment of note receivable	110,871	—	—
Unrealized gain on hedging activities	—	(72,649)	(700,488)
Unrealized loss on warrant derivative	2,026,677	1,309,075	—
Amortization of deferred financing costs	1,971,796	1,106,279	1,308,255
Paid-in-kind interest	387,554	353,698	—
Charges related to equity-based compensation	110,400	74,930	254,626
Changes in assets and liabilities:
Restricted cash	377,908	129,976	(682,321)
Accounts receivable	212,822	165,764	(243,220)
Inventory, prepaid expenses and other assets	122,645	380,260	(371,523)
Deferred income taxes	1,412,467	685,189	174,035
Accounts payable and accrued liabilities	(1,072,036)	1,074,323	(443,326)
Advance deposits	172,745	(102,825)	8,249
Due from affiliates	16,222	30,292	15,069

Net cash provided by operating activities	9,011,957	7,550,142	4,728,270

Cash flows from investing activities:
Improvements and additions to hotel properties	(2,908,114)	(5,979,832)	(2,886,325)
Distributions from joint venture	500,000	437,500	238,386
Funding of restricted cash reserves	(1,983,383)	(2,347,877)	(1,956,410)
Proceeds from restricted cash reserves	1,215,972	1,733,231	1,134,741
Proceeds from sale of assets	19,404	26,705	—

Net cash used in investing activities	(3,156,121)	(6,130,273)	(3,469,608)

Cash flows from financing activities:
Proceeds of redeemable preferred stock	—	25,000,000	—
Redemption of redeemable preferred stock	(11,513,602)	—	—
Dividends and distributions paid	(1,167,216)	(258,825)	—
Proceeds of loans	—	5,000,000	—
Payments on line of credit	(25,537,290)	(49,660,569)	(325,000)
Proceeds of mortgage refinancing	44,000,000	27,700,000	—
Payments on mortgage debt and loans	(7,733,393)	(5,953,178)	(730,783)
Redemption of units in operating partnership	(36,180)	(7,150)	(35,289)
Payment of deferred financing costs	(1,102,398)	(1,823,076)	(665,189)

Net cash provided by (used in) financing activities	(3,090,079)	(2,798)	(1,756,261)

Net increase (decrease) in cash and cash equivalents	2,765,757	1,417,071	(497,599)
Cash and cash equivalents at the beginning of the year	4,409,959	2,992,888	3,490,487

Cash and cash equivalents at the end of the year	$7,175,716	$4,409,959	$2,992,888

Supplemental disclosures:
Cash paid during the year for interest	$10,412,434	$8,705,123	$8,870,424

Cash paid during the year for income taxes	$117,447	$48,351	$21,694

The accompanying notes are an integral part of these financial statements.

MHI HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

MHI Hospitality Corporation (the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, upper upscale and upscale hotels located in primary and secondary markets in the Mid-Atlantic and Southern United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2012, was approximately 77.1% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in this report to the “Company”, “MHI”, “we”, “us” and “our” refer to MHI Hospitality Corporation, its Operating Partnership and its subsidiaries and predecessors, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and two prior fiscal years include the following:

On June 4, 2010, the Company entered into a fifth amendment to its then-existing credit agreement with Branch Banking & Trust Company (“BB&T”), as administrative agent and lender, to address the sufficiency of the borrowing base. The amendment revised the methodology used to value the Company’s existing hotel properties in the borrowing base and modifies certain other aspects of the credit agreement, as amended, including fixing the interest rate spread for the variable LIBOR-based interest rate at 4.00% and a minimum LIBOR of 0.75%. The amendment converted the facility to non-revolving, eliminated the Company’s ability to re-borrow principal paid in the future and established minimum repayments equal to 50% of excess cash flow, as defined in the agreement, payable quarterly. Pursuant to the amendment, the Company was required to fund reserves for insurance and real estate taxes as well as a reserve for the replacement of furniture, fixtures and equipment equal to 3.0% of gross room revenues. The amendment also modified the fixed charge covenant, eliminated the leverage covenant, placed limits on capital expenditures and required prepayments from a portion of the proceeds of future equity offerings of up to $21.7 million. In the event that the Company made prepayments totaling $21.7 million, the excess cash flow prepayment requirement would terminate. The amendment allowed the Company to pay additional dividends in any fiscal quarter, subject to the existing cap of 90% of the prior year’s funds from operations (“FFO”) provided certain liquidity thresholds and other conditions were met. The amendment provided for a contingent extension of the maturity date for one year to May 2012, provided that certain valuation and other criteria were met, including payment of an extension fee and an extension or refinancing of the Jacksonville mortgage.

On April 18, 2011, the Company entered into a sixth amendment to the then-existing credit agreement. Among other things, the amendment: (i) extended the final maturity date of the credit facility to May 8, 2014;

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

On June 30, 2011, the Company entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina until June 30, 2012. Under the terms of the extension, the Company makes monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage was increased to LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00%. The Company also pledged $750,000 in cash collateral held by the lender in an interest-bearing account.

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

On December 21, 2011, the Company also amended the terms of the outstanding Warrant issued by the Company in favor of the Investors. Pursuant to the Warrant amendment, the exercise price per share of common stock covered by the warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment did not take in to account quarterly dividends declared prior to January 1, 2012.

On March 5, 2012, the Company obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or acceptable replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish the Company’s indebtedness under the then-existing credit facility, prepay a portion of the Company’s indebtedness under the Bridge Financing and for working capital. With this transaction, the Company’s syndicated credit facility was extinguished and the Crowne Plaza Tampa Westshore hotel property was released from such mortgage encumbrance.

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

On June 18, 2012, the Company obtained a $14.0 million mortgage with C1 Bank on the Crowne Plaza Tampa Westshore in Tampa, Florida. The mortgage bears interest at a rate of 5.60% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is June 18, 2017. Proceeds of the mortgage were used to pay the outstanding indebtedness under the Bridge Financing and to redeem the 11,514 shares of Preferred Stock referenced above.

On June 22, 2012, the Company entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2013. Under the terms of the extension, the Company will continue to make monthly principal payments of $16,000 and made or will make quarterly principal payments to the lender of $200,000 each on July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013. Interest payable monthly pursuant to the mortgage will remain at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum.

On July 10, 2012, the Company obtained a $14.3 million mortgage with Fifth Third Bank on the Crowne Plaza Jacksonville Riverfront in Jacksonville, Florida. The mortgage bears interest at a rate of LIBOR plus additional interest of 3.0% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The maturity date is July 10, 2015, but may be extended for an additional year pursuant to certain terms and conditions. The mortgage also contains an “earn-out” feature which allows for an additional draw of up to $3.0 million during the term of the loan contingent upon satisfaction of certain debt service coverage and loan-to-value covenants. Proceeds of the mortgage were used to repay the existing mortgage indebtedness and to pay closing costs.

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

Accounts Receivable—Accounts receivable consists primarily of hotel guest and banqueting receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Inventories—Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees—Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2012 and 2011 were $240,589 and $284,090, respectively. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $43,500, $46,912 and $48,350, respectively.

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

The Company accounts for the Warrant based upon the guidance enumerated in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in Entity’s Own Stock. The Warrant contains a provision that could require an adjustment to the exercise price if we issued securities deemed to be dilutive to the Warrant and therefore is classified as a derivative liability. The Warrant is carried at fair value with changes in fair value reported in earnings as long as the Warrant remains classified as a derivative liability.

The Company’s warrant derivative liability was valued at December 31, 2012 and 2011 using the Monte Carlo simulation method which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. The Monte Carlo simulation method takes into account, as of the valuation date, factors including the exercise price, the remaining term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our derivative instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2012
Warrant	$—	$(4,969,752)	$—
December 31, 2011
Warrant	—	(2,943,075)	—

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2012, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2009 through 2012. In addition, as of December 31, 2012, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2008.

Stock-based Compensation—The Company’s 2004 Long Term Incentive Plan (the “2004 Plan”) permits the grant of stock options, restricted stock and performance share compensation awards to its employees for up to 350,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees, and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of the Company’s executives and employees, all have vested except 7,000 shares issued to the Vice President and General Counsel upon execution of his employment contract which will vest on the next anniversary of the effective date of his employment agreement and 30,000 issued to the Chief Financial Officer upon execution of his employment contract which will vest on each of the next five anniversaries of the effective date of his employment agreement. Regarding the restricted shares awarded to the Company’s independent directors, all of the shares have vested except 15,000 shares which vest at the end of 2013.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the 2004 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of December 31, 2012, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan for the years ended December 31, 2012, 2011 and 2010 was $157,230, $121,190 and $223,204, respectively.

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

New Accounting Pronouncements—There are no recent accounting pronouncements which the Company believes will have a material impact on its consolidated financial statements.

3. Acquisition of Hotel Properties

There were no new acquisitions during the years ended December 31, 2012, 2011 or 2010.

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Land and land improvements	$19,429,571	$19,373,908
Buildings and improvements	181,209,101	179,585,304
Furniture, fixtures and equipment	33,716,700	32,419,505

	234,355,372	231,378,717
Less: accumulated depreciation	(57,927,468)	(49,909,285)

	$176,427,904	$181,469,432

5. Debt

Credit Facility. During 2010, 2011 and a portion of the year ended December 31, 2012, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company.

On June 4, 2010, the Company entered into a fifth amendment to its then-existing credit agreement modifying certain provisions of the agreement including an increase in the rate of interest to LIBOR plus additional interest of 4.00%; a LIBOR floor of 0.75%; a conversion to a non-revolving facility; a provision for mandatory quarterly pre-payments based on excess cash flow, as defined in the amendment, as well as a mandatory prepayment if the Company raises equity within certain parameters; and provides an option to extend the maturity for one year if certain conditions are met.

On April 18, 2011, the Company entered into a sixth amendment to the then-existing credit agreement which, among other things, (i) extended the final maturity date of advances under the credit agreement to May 8, 2014; (ii) provided that no additional advances may be made and no currently outstanding advances subsequently repaid or prepaid may be re-borrowed; (iii) adjusted the release amounts with respect to secured hotel properties; (iv) reduced the additional interest from 4.00% to 3.50% and removed the LIBOR floor of 0.75%; and (v) adjusted certain financial covenants including restrictions relating to payment of dividends. In connection with the amendment, the Company reduced the outstanding balance on its then-existing credit facility by approximately $22.7 million. In March 2012, the Company’s syndicated credit facility was extinguished.

The Company had borrowings under the credit facility of $0.0 million and approximately $25.5 million at December 31, 2012 and 2011, respectively.

Mortgage Debt. As of December 31, 2012 and 2011, the Company had approximately $135.7 million and approximately $94.2 million of outstanding mortgage debt, respectively. The following table sets forth the Company’s mortgage debt obligations on our hotels.

Property	Balance Outstanding as of		Prepayment Penalties		Maturity Date		Amortization Provisions		Interest Rate
	December 31, 2012	December 31, 2011
Crowne Plaza Hampton Marina	$7,559,625	$8,151,625	None		06/2013		$16,000	(1)	LIBOR plus 4.55	%(2)
Crowne Plaza Jacksonville Riverfront	14,135,234	14,000,000	None		07/2015	(3)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,872,077	—	None		06/2017		25 years		5.60%
DoubleTree by Hilton Brownstone – University	7,816,867	7,980,385	Yes	(4)	10/2016	(5)	25 years		5.25%
Hilton Philadelphia Airport	29,502,666	—	None		08/2014	(6)	25 years		LIBOR plus 3.00	%(7)
Hilton Savannah DeSoto	22,051,314	22,488,916	Yes	(8)	07/2017		25 years	(9)	6.06%
Hilton Wilmington Riverside	21,416,922	21,884,909	Yes	(8)	03/2017		25 years	(10)	6.21%
Holiday Inn Laurel West	7,300,465	7,451,990	Yes	(11)	08/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	12,019,262	12,200,000		(13)	01/2017		25 years		6.24%

Total	$135,674,432	$94,157,825

(1)	The Company is required to make monthly principal payments of $16,000 as well as quarterly principal payments of $200,000 each on July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013.
(2)	The note bears a minimum interest rate of 5.00%.
(3)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(4)	The note may be partially prepaid to a maximum of 20% of the original loan amount without penalty. Pre-payment greater than 20% of the original loan amount can be made with penalty until 180 days before the original maturity or as extended maturity, if applicable.
(5)	The note provides that after five years, the mortgage can be extended if certain conditions have been satisfied for additional five year period at a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest.
(6)	The note provides that the mortgage can be extended until March 2017 if certain conditions have been satisfied.
(7)	The note bears a minimum interest rate of 3.50%.
(8)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(9)	The note provided for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(10)	The note provided for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.
(13)	With limited exception, the note may not be prepaid until two months before maturity.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2012 were as follows:

December 31, 2013	$10,476,161
December 31, 2014	30,996,618
December 31, 2015	15,361,851
December 31, 2016	9,197,302
December 31, 2017	63,225,808
December 31, 2018 and thereafter	6,416,692

Total future maturities	$135,674,432

Loan from Carlyle Affiliate Lender. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal payments equal to 50.0% of any distributions it receives from the joint venture. The mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at December 31, 2012 and 2011 was $4,025,220 and $4,275,220, respectively.

Available Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company had the right to borrow up to $10.0 million before the earlier of December 31, 2011 or the redemption in full of the Preferred Stock. On December 21, 2011, the Company entered into an amendment to the agreement extending the right to borrow the remainder of the available financing to May 31, 2013. The principal amount borrowed bears interest at the rate of 9.25% per annum, payable quarterly in arrears. The Bridge Financing will mature on April 18, 2015 or upon the redemption in full of the Preferred Stock, if earlier. The outstanding balance may be prepaid at the Company’s option in whole or in part at any time without penalty. Further, the Company is obligated (i) to make prepayments in the event of, and to the extent of the proceeds from, new equity issuances, certain debt incurrences and sales of assets which do not secure the Company’s obligations under the Company’s credit agreement and (ii) to repay the Bridge Financing in full following certain trigger events which also give rise to an obligation to redeem the outstanding shares of Preferred Stock. The agreement provides for certain future securities pledges and/or asset liens to be granted from time to time to the lender to secure the Bridge Financing, under the circumstances and upon the conditions set forth in the agreement. At December 31, 2012 and 2011, the Company had borrowings under the Bridge Financing of $0.0 million and $5.0 million, respectively. At December 31, 2012, the Company had borrowing capacity under the Bridge Financing of $7.0 million.

6. Preferred Stock and Warrant

On April 18, 2011, the Company completed a private placement to the Investors pursuant to the Securities Purchase Agreement for gross proceeds of $25.0 million. The Company issued 25,000 shares of Preferred Stock and the Warrant to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share.

The Company has designated a class of preferred stock, the Preferred Stock, consisting of 27,650 shares with $0.01 par value per share, having a liquidation preference of $1,000.00 per share pursuant to Articles Supplementary (the “Articles Supplementary”), which sets forth the preferences, rights and restrictions for the Preferred Stock. The Preferred Stock is non-voting and non-convertible. The holders of the Preferred Stock have a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of Preferred Stock at an annual rate of 2.0% of the liquidation preference per share. As set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will have the exclusive right, voting separately as a single class, to elect one (1) member of the Company’s board of directors. As of December 31, 2011, there were 25,354 shares of the Preferred Stock issued and outstanding. In addition, under certain circumstances as set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will be entitled to appoint a majority of the members of the board of directors. The holder(s) of the Company’s Preferred Stock will be entitled to require that the Company redeem the Preferred Stock under certain circumstances, but no later than April 18, 2016, and on such terms and at such price as is set forth in the Articles Supplementary.

On June 15, 2012, the Company entered into an agreement with the holders of the Company’s Preferred Stock to redeem 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.8 million. In addition, approximately $0.7 million in unamortized issuance costs related to the redeemed shares were written off. On June 18, 2012, the Company used a portion of the proceeds of the mortgage on the Crowne Plaza Tampa Westshore to redeem the 11,514 shares of Preferred Stock. As of December 31 2012 and 2011, there were 14,228 and 25,354 shares of the Preferred Stock issued and outstanding, respectively.

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

On the date of issuance, the Company determined the fair market value of the Warrant was approximately $1.6 million using the Black-Scholes option pricing model assuming an exercise price of $2.25 per share of common stock, a risk-free interest rate of 2.26%, a dividend yield of 5.00%, expected volatility of 60.0%, and an expected term of 5.5 years, and is included in deferred financing costs. The deferred cost is amortized to interest expense in the accompanying consolidated statement of operations over the period of issuance to the mandatory redemption date of the preferred stock.

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases—The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2012, 2011 and 2010 was $65,812, $66,198 and $60,049, respectively.

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

The Company leases a parking lot adjacent to the Doubletree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For each of the years ended December 31, 2012, 2011 and 2010, rent expense was $95,482.

In conjunction with the sublease arrangement for the property at Shell Island which expired in December 2011, the Company incurred an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for each of the years ended December 31, 2011 and 2010 was $195,000.

The Company leases land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $2,515, $2,806 and $2,641, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961 which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $5,920, $4,961 and $4,961, respectively.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement which expires August 31, 2015. Rent expense for each of the years ended December 31, 2012, 2011 and 2010 was $55,000.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $44,927, $44,320 and $44,041, respectively.

The Company also leases certain furniture and equipment under financing arrangements expiring between February 2013 and August 2015.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2013	$501,822
December 31, 2014	368,755
December 31, 2015	282,066
December 31, 2016	182,596
December 31, 2017	8,723
December 31, 2018 and thereafter	—

Total	$1,343,962

Management Agreements—Each of the operating hotels that the Company wholly-owned at December 31, 2012, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 9).

Franchise Agreements—As of December 31, 2012, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023.

Restricted Cash Reserves—Each month, the Company is required to escrow with its lender on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required by several of its lenders to establish individual property improvement funds to cover the cost of replacing capital assets at its properties. Each month, contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Sheraton Louisville Riverside and the Crowne Plaza Hampton Marina and equal 4.0% of room revenues for the Hilton Philadelphia Airport.

Pursuant to the terms of the fifth amendment to the then-existing credit agreement and until its termination in March 2012, the Company was required to escrow with its lender an amount sufficient to pay the real estate taxes as well as property and liability insurance for the encumbered properties when due. In addition, the Company was required to make monthly contributions equal to 3.0% of room revenues into a property improvement fund.

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

On March 1, 2013, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock.

On January 25, 2013, the Company awarded an aggregate of 30,500 shares of unrestricted stock to certain executives and employees as well as 15,000 shares of restricted stock to certain of its independent directors.

On January 1, 2013, the Company granted 30,000 restricted shares to its Chief Financial Officer in accordance with the terms of his employment contract.

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

As of December 31, 2012, the Company had 9,999,786 shares of common stock outstanding.

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

During 2012, 2011 and 2010, the Company redeemed a total of 29,600 units in the Operating Partnership held by a trust controlled by two members of the Board of Directors for a total of $78,619 pursuant to the terms of the partnership agreement.

As of December 31, 2012 and 2011, the total number of Operating Partnership units outstanding was 2,972,839 and 2,984,839, respectively, with a fair market value of approximately $9.9 million and approximately $7.1 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

As of December 31, 2012, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,056,930 shares, approximately 10.6%, of the Company’s outstanding common stock as well as 1,851,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable—At December 31, 2012 and 2011, the Company was due $8,657 and $24,880, respectively, from MHI Hotels Services.

Shell Island Sublease—The Company has a sublease arrangement with MHI Hotels Services on its expired leasehold interests in the property at Shell Island. For the years ended December 31, 2012, 2011 and 2010, the Company earned $350,000, $640,000 and $640,000, respectively, in leasehold revenue. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement—On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements—Each of the operating hotels that the Company wholly-owned at December 31, 2012 and 2011, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

For the years ended December 31, 2012, 2011 and 2010, the Company paid MHI Hotels Services $2,818,842, $2,469,853 and $2,082,627, respectively, in management fees, which are included in indirect expenses in the accompanying statements of operations.

Employee Medical Benefits—The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. For the years ended December 31, 2012, 2011 and 2010, the Company paid $2,344,734, $2,448,431 and $2,185,475, respectively, for benefits, which are included in indirect expenses in the accompanying statements of operations.

Construction Management Services—The Company has engaged MHI Hotels Services to manage various aspects of renovations at various hotels. For the years ended December 31, 2012, 2011 and 2010, the Company paid $0, $0 and $208,400, respectively, in construction management fees, which are capitalized as part of the cost of the renovations.

Redemption of Units in Operating Partnership—During 2012, 2011 and 2010, the Company redeemed a total of 29,600 units in its Operating Partnership held by a trust controlled by two current members and one former member of our Board of Directors for a total of $78,619 pursuant to the terms of the partnership agreement.

Preferred Stock and Warrant—As set forth in the Articles Supplementary, the holders of Preferred Stock, Essex Illiquid, LLC and Richmond Hill Capital Partners, LLC, are entitled to elect one (1) member of the Company’s board of directors. The member of the board of directors elected by the holders of Preferred Stock holds executive positions in Essex Equity Capital Management, LLC, an affiliate of Essex Illiquid, LLC, as well as Richmond Hill Capital Partners, LLC.

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

On July 10, 2012, the Company amended the terms of the outstanding Warrant by establishing a modified excepted holder limit (as defined in the Company’s Articles of Amendment and Restatement) for the Investors.

10. Retirement Plans

The Company began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that the Company match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provisions. Company contributions to the plan for the years ended December 31, 2012, 2011 and 2010 were $54,865, $46,890 and $43,787, respectively.

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

	December 31, 2012	December 31, 2011
ASSETS
Investment in hotel property, net	$65,899,055	$67,682,291
Cash and cash equivalents	3,298,009	2,589,871
Accounts receivable	301,921	255,233
Prepaid expenses, inventory and other assets	1,409,924	2,059,130

TOTAL ASSETS	$70,908,909	$72,586,525

LIABILITIES
Mortgage loan, net	$33,100,000	$33,600,000
Accounts payable and other accrued liabilities	2,995,271	2,817,582
Advance deposits	257,950	301,952

TOTAL LIABILITIES	36,353,221	36,719,534

TOTAL MEMBERS’ EQUITY	34,555,688	35,866,991

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$70,908,909	$72,586,525

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue
Rooms department	$13,279,070	$12,012,048
Food and beverage department	2,529,851	2,580,101
Other operating departments	1,238,243	1,107,392

Total revenue	17,047,164	15,699,541
Expenses
Hotel operating expenses
Rooms department	2,847,660	2,514,887
Food and beverage department	1,996,968	1,909,535
Other operating departments	596,842	581,402
Indirect	6,661,672	6,191,902

Total hotel operating expenses	12,103,142	11,197,726
Depreciation and amortization	2,362,692	2,196,212
General and administrative	79,380	83,040

Total operating expenses	14,545,214	13,476,978

Operating income	2,501,950	2,222,563
Interest expense	(1,758,244)	(1,780,283)
Loss on expiration of option purchase	—	(75,000)
Unrealized gain (loss) on hedging activities	(55,008)	(607,656)

Net income (loss)	$688,698	$(240,376)

12. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
Federal	$(113)	$114	$—
State and local	2	106	40

	(111)	220	40

Deferred:
Federal	1,136	576	164
State and local	276	109	10

	1,412	685	174

	$1,301	$905	$214

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Statutory federal income tax benefit	$(1,369)	$(1,894)	$(1,033)
Effect of non-taxable REIT loss	2,392	2,584	1,197
State income tax provision (benefit)	278	215	50

	$1,301	$905	$214

As of December 31, 2012 and 2011, the Company had a net deferred tax asset of approximately $2.6 million and $4.1 million, respectively, of which, approximately $1.9 million and $3.4 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized. As of both December 31, 2012 and 2011, approximately $0.4 million of the deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort and start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore, all of which were not deductible when incurred and are now being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, vacation and sick pay. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Numerator
Net loss attributable to the Company for basic computation	$(4,104,675)	$(4,844,446)	$(2,382,944)
Effect of the issuance of dilutive shares on the net loss attributable to the noncontrolling interest	(58,489)	(16,209)	—

Net loss attributable to the Company for dilutive computation	$(4,163,164)	$(4,860,655)	$(2,382,944)

Denominator
Weighted average number of common shares outstanding	9,995,638	9,676,846	9,447,275
Dilutive effect of stock awards	—	—	16,000
Dilutive effect of warrants	651,608	129,666	—

Weighted average number of common shares outstanding for dilutive computation	10,647,246	9,806,512	9,463,275

Basic net loss per share	$(0.41)	$(0.50)	$(0.25)

Diluted net loss per share	$(0.39)	$(0.50)	$(0.25)

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

Diluted net income (loss) per share takes into consideration the pro forma dilution of certain unvested stock awards during 2010 as well as the Warrant discussed in Note 6 issued in April 2011.

14. Quarterly Operating Results (Unaudited)

	Quarters Ended 2012
	March 31	June 30	September 30	December 31
Total revenue	$20,025,146	$25,112,522	$21,771,213	$20,434,338
Total operating expenses	18,719,004	20,410,903	19,577,732	18,330,698
Net operating income	1,306,142	4,701,619	2,193,481	2,103,640
Net income (loss) attributable to the Company	(2,294,355)	(1,653,654)	(1,615,021)	1,458,354
Earnings per share – basic	(0.23)	(0.17)	(0.16)	0.15
Earnings per share – diluted	(0.23)	(0.16)	(0.15)	0.14

	Quarters Ended 2011
	March 31	June 30	September 30	December 31
Total revenue	$18,535,572	$23,129,720	$20,015,186	$19,492,027
Total operating expenses	17,586,783	19,351,054	19,191,343	18,381,485
Net operating income (loss)	948,789	3,778,666	823,843	1,110,542
Net income (loss) attributable to the Company	(989,318)	(182,562)	(1,117,042)	(2,555,521)
Earnings per share – basic	(0.10)	(0.02)	(0.12)	(0.26)
Earnings per share – diluted	(0.10)	(0.02)	(0.11)	(0.26)

15. Subsequent Events

On January 1, 2013, the Company issued 30,000 shares of restricted stock to its Chief Financial Officer upon execution of a new employment agreement.

On January 11, 2013, the Company paid a quarterly dividend (distribution) of $0.030 per common share (and unit) to those stockholders (and unitholders of MHI Hospitality, L.P.) of record on December 14, 2012.

On January 21, 2013, the Company authorized payment of a quarterly dividend (distribution) of $0.035 per common share (and unit) to the stockholders (and unitholders of MHI Hospitality, L.P.) of record as of March 15, 2013. The dividend (distribution) is to be paid on April 11, 2013.

On January 25, 2013, the Company granted 15,000 shares of restricted stock to certain of its independent directors and 30,500 shares of stock to its principal executive officers and two additional employees under the Company’s 2004 Plan.

On March 1, 2013, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock.

MHI HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2012

(in thousands)

Description	Encum- brances	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation on Latest Statement of Operations is Computed
		Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
Crowne Plaza Hampton Marina Hampton, Virginia	$7,560	$1,061	$6,733	$33	$3,302	$1,094	$10,035	$11,129	$(1,304)	1988	2008	3-39 years
Crowne Plaza Jacksonville Riverfront Jacksonville, Florida	14,135	7,090	14,604	51	2,813	7,141	17,417	24,558	(3,442)	1970	2005	3-39 years
Crowne Plaza Tampa Westshore Tampa, Florida	13,872	4,153	9,670	273	21,965	4,426	31,635	36,061	(3,728)	1973	2007	3-39 years
Hilton Philadelphia Airport Philadelphia, Pennsylvania	29,503	2,100	22,031	84	3,599	2,184	25,630	27,814	(5,604)	1972	2004	3-39 years
Hilton Savannah DeSoto Savannah, Georgia	22,051	600	13,562	14	10,876	614	24,438	25,052	(5,698)	1968	2004	3-39 years
Hilton Wilmington Riverside Wilmington, North Carolina	21,417	785	16,829	112	9,967	897	26,796	27,693	(8,103)	1970	2004	3-39 years
DoubleTree by Hilton Brownstone—University Raleigh, North Carolina	7,817	815	7,416	184	4,623	999	12,039	13,038	(2,852)	1971	2004	3-39 years
Holiday Inn Laurel West Laurel, Maryland	7,300	900	9,443	187	2,416	1,087	11,859	12,946	(2,985)	1985	2004	3-39 years
Sheraton Louisville Riverside Jeffersonville, Indiana	12,019	782	6,891	206	14,469	988	21,360	22,348	(2,961)	1972	2006	3-39 years

	$135,674	$18,286	$107,179	$1,144	$74,030	$19,430	$181,209	$200,639	$(36,677)

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2009	$192,529
Improvements	3,394
Disposal of Assets	(37)

Balance at December 31, 2010	$195,886
Improvements	3,380
Disposal of Assets	(307)

Balance at December 31, 2011	$198,959
Improvements	1,807
Disposal of Assets	(127)

Balance at December 31, 2012	$200,639

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2009	$20,871
Current Expense	5,295
Disposal of Assets	(21)

Balance at December 31, 2010	$26,145
Current Expense	5,325
Disposal of Assets	(166)

Balance at December 31, 2011	$31,304
Current Expense	5,500
Disposal of Assets	(127)

Balance at December 31, 2012	$36,677