Form 10-Q
period 2013-03-31
Sotherly Hotels Inc.
filed 2013-05-08
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-32379

SOTHERLY HOTELS INC.

(Exact name of registrant as specified in its charter)

MARYLAND	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 West Francis Street Williamsburg, Virginia 23185 (757) 229-5648	MHI Hospitality Corporation
(Address and Telephone Number of Principal Executive Offices)	(Former Name)

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

As of May 8, 2013, there were 10,156,927 shares of the registrant’s common stock issued and outstanding.

SOTHERLY HOTELS INC.

PART I

Item 1.	Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Investment in hotel properties, net	$175,453,822	$176,427,904
Investment in joint venture	9,108,706	8,638,967
Cash and cash equivalents	7,234,053	7,175,716
Restricted cash	3,118,903	3,079,894
Accounts receivable	2,304,793	1,478,923
Accounts receivable-affiliate	7,105	8,657
Prepaid expenses, inventory and other assets	2,389,409	1,684,951
Shell Island sublease, net	420,343	480,392
Deferred income taxes	2,387,586	2,649,282
Deferred financing costs, net	2,225,584	2,406,183

TOTAL ASSETS	$204,650,304	$204,030,869

LIABILITIES
Mortgage loans	$136,923,431	135,674,432
Loans payable	4,025,220	4,025,220
Series A Cumulative Redeemable Preferred Stock, par value $0.01, 27,650 shares authorized, 12,396 and 14,228 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	12,395,744	14,227,650
Accounts payable and other accrued liabilities	8,488,698	6,786,684
Advance deposits	940,531	625,822
Dividends and distributions payable	456,684	389,179
Warrant derivative liability	7,738,817	4,969,752

TOTAL LIABILITIES	170,969,125	166,698,739

Commitments and contingencies (see Note 7)

EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 10,125,286 shares and 9,999,786 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	101,253	99,998
Additional paid in capital	57,303,413	57,020,979
Distributions in excess of retained deficit	(30,128,693)	(27,179,392)

Total Sotherly Hotels Inc. stockholders’ equity	27,275,973	29,941,585
Noncontrolling interest	6,405,206	7,390,545

TOTAL EQUITY	33,681,179	37,332,130

TOTAL LIABILITIES AND EQUITY	$204,650,304	$204,030,869

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
REVENUE
Rooms department	$14,249,959	$13,943,706
Food and beverage department	4,851,571	4,994,465
Other operating departments	1,088,282	1,086,975

Total revenue	20,189,812	20,025,146
EXPENSES
Hotel operating expenses
Rooms department	4,013,733	3,950,486
Food and beverage department	3,224,480	3,397,386
Other operating departments	106,674	123,493
Indirect	7,815,061	7,936,089

Total hotel operating expenses	15,159,948	15,407,454
Depreciation and amortization	2,052,821	2,179,963
Corporate general and administrative	1,093,787	1,131,587

Total operating expenses	18,306,556	18,719,004

NET OPERATING INCOME	1,883,256	1,306,142
Other income (expense)
Interest expense	(2,680,547)	(3,288,630)
Interest income	3,906	4,683
Equity income in joint venture	469,739	265,794
Unrealized loss on warrant derivative	(2,769,065)	(1,163,758)

Net loss before income taxes	(3,092,711)	(2,875,769)
Income tax (provision) benefit	(263,055)	(104,575)

Net loss	(3,355,766)	(2,980,344)
Add: Net loss attributable to the noncontrolling interest	760,850	685,989

Net loss attributable to the Company	$(2,594,916)	$(2,294,355)

Net loss per share attributable to the Company
Basic	$(0.26)	$(0.23)
Diluted	$(0.24)	$(0.23)
Weighted average number of shares outstanding
Basic	10,080,375	9,983,105
Diluted	10,887,599	10,188,737

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2012	9,999,786	$99,998	$57,020,979	$(27,179,392)	$7,390,545	$37,332,130
Issuance of restricted common stock awards	75,500	755	160,745	—	—	161,500
Dividends and distributions declared	—	—	—	(354,385)	(102,300)	(456,685)
Conversion of units in operating partnership to shares of common stock	50,000	500	121,689	—	(122,189)	—
Net loss	—	—	—	(2,594,916)	(760,850)	(3,355,766)

Balances at March 31, 2013	10,125,286	$101,253	$57,303,413	$(30,128,693)	$6,405,206	$33,681,179

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flows from operating activities:
Net loss	$(3,355,766)	$(2,980,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2.052,821	2,179,963
Equity income in joint venture	(469,739)	(265,794)
Unrealized (gain) loss on warrant derivative	2,769,065	1,163,758
Amortization of deferred financing costs	262,099	706,130
Paid-in-kind interest	69,641	126,420
Charges related to equity-based compensation	161,500	110,400
Changes in assets and liabilities:
Restricted cash	(242,182)	160,114
Accounts receivable	(825,870)	(1,603,198)
Prepaid expenses, inventory and other assets	(721,497)	(465,269)
Deferred income taxes	261,696	172,048
Accounts payable and other accrued liabilities	1,801,481	2,222,145
Advance deposits	314,709	652,220
Due from affiliates	1,552	14,896

Net cash provided by operating activities	2,079,510	2,193,489

Cash flows from investing activities:
Improvements and additions to hotel properties	(1,101,117)	(759,098)
Funding of restricted cash reserves	(338,538)	(296,563)
Proceeds of restricted cash reserves	541,711	693,064

Net cash used in investing activities	(897,944)	(362,597)

Cash flows from financing activities:
Proceeds of mortgage debt	2,225,613	30,000,000
Redemption of redeemable preferred stock	(1,901,547)	—
Payments on credit facility	—	(25,537,290)
Dividends and distributions paid	(389,179)	(258,773)
Payment of deferred financing costs	(81,501)	(544,427)
Payments on mortgage debt and loans	(976,615)	(3,899,746)

Net cash used in financing activities	(1,123,229)	(240,236)

Net increase in cash and cash equivalents	58,337	1,590,656
Cash and cash equivalents at the beginning of the period	7,175,716	4,409,959

Cash and cash equivalents at the end of the period	$7,234,053	$6,000,615

Supplemental disclosures:
Cash paid during the period for interest	$2,408,593	$2,572,851

Cash paid during the period for income taxes	$33,914	$30,073

The accompanying notes are an integral part of these financial statements

SOTHERLY HOTELS INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation (the “Company”), is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own primarily full-service upper-upscale and upscale hotels located in primary and secondary markets in the Mid-Atlantic and Southern United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at March 31, 2013, was approximately 77.6% owned by the Company, leases its hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages a hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in this report to the “Company”, “Sotherly”, “we”, “us” and “our” refer to Sotherly Hotels Inc., its Operating Partnership and its subsidiaries and predecessors, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and prior fiscal year include the following:

On March 5, 2012, the Company obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or acceptable replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish the Company’s indebtedness under the then-existing credit facility, for working capital and to prepay a portion of the Company’s indebtedness under its agreement with Essex Equity High Income Joint Investment Vehicle, LLC pursuant to which the Company, at such time, had the right to borrow up to $10.0 million (the “Bridge Financing”). With this transaction, the Company’s syndicated credit facility was extinguished and the Crowne Plaza Tampa Westshore hotel property was released from such mortgage encumbrance.

On June 15, 2012, the Company entered into an amendment of its Bridge Financing that provides, subject to a $1.5 million prepayment which the Company made on June 18, 2012, that the amount of undrawn term loan commitments will be increased to $7.0 million, of which $2.0 million is reserved to repay principal amounts outstanding on the Crowne Plaza Jacksonville Riverfront hotel property. The Company’s ability to borrow under the Bridge Financing ends May 31, 2013.

On June 15, 2012, the Company simultaneously entered into an agreement with the holders of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) to redeem 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends.

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

On March 22, 2013, the Company entered into a First Amendment to the Loan Agreement and other amendments to secure additional proceeds on the original $8.0 million mortgage on the Doubletree by Hilton Brownstone-University hotel property with its existing lender, Premier Bank, Inc. Pursuant to the amended loan documents, the mortgage loan’s principal amount was increased to $10.0 million, the prepayment penalty was removed and the interest rate will be fixed at 5.25%; if the mortgage loan is extended, it will adjust to a rate of 3.00% plus the current 5-year U.S. Treasury bill rate of interest, with an interest rate floor of 5.25%. The remaining original terms of the agreement remained the same.

On March 26, 2013, the Company redeemed 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of accrued and unpaid cash and stock dividends.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of Sotherly Hotels Inc., formerly MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012. All significant inter-company balances and transactions have been eliminated.

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

Accounts Receivable – Accounts receivable consists primarily of hotel guest and banqueting receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Inventories – Inventories which consist primarily of food and beverage are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of March 31, 2013 and December 31, 2012 were $229,614 and $240,489, respectively. Amortization expense for each of the three month periods ended March 31, 2013 and 2012 totaled $10,875.

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

The Company uses derivative instruments to add stability to interest expense and to manage its exposure to interest-rate movements. To accomplish this objective, the Company primarily used an interest-rate swap, which was required under its then-existing credit agreement and acted as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments without exchange of the underlying principal amount. The Company valued its interest-rate swap at fair value, which it defines as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and included it in accounts payable and accrued liabilities. The Company also uses derivative instruments in the Company’s stock to obtain more favorable terms on its financing. The Company does not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

The Company accounts for the warrant (the “Warrant”) to purchase 1,900,000 shares of the Company’s common stock based upon the guidance enumerated in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in Entity’s Own Stock. The Warrant contains a provision that could require an adjustment to the exercise price if we issued securities deemed to be dilutive to the Warrant and therefore is classified as a derivative liability. The Warrant is carried at fair value with changes in fair value reported in earnings as long as the Warrant remains classified as a derivative liability.

The Company’s warrant derivative liability was valued at March 31, 2013 and December 31, 2012 using the Monte Carlo simulation method which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. The Monte Carlo simulation method takes into account, as of the valuation date, factors including the exercise price, the remaining term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our derivative instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
March 31, 2013
Warrant	$—	$(7,738,817)	$—
December 31, 2012
Warrant	—	(4,969,752)	—

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

Revenue Recognition – Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales and other hotel department revenues, such as telephone, parking, gift shop sales and rentals from restaurant tenants, rooftop leases and gift shop operators. Revenues are reported net of occupancy and other taxes collected from customers and remitted to governmental authorities.

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of March 31, 2013, the Company has no uncertain tax positions. In addition, the Company recognizes obligations for interest and penalties related to uncertain tax positions, if any, as income tax expense. The tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2009 through 2012. In addition, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject also include 2004 through 2008.

Stock-based Compensation – The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) and its 2013 Long-Term Incentive Plan (the “2013 Plan”) permit the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 350,000 and 750,000 shares of common stock, respectively. The Company believes that such awards better align the interests of its employees with those of its stockholders.

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

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under either the 2004 Plan or the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of March 31, 2013, no performance-based stock awards have been granted under either the 2004 Plan or the 2013 Plan. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan for the three months ended March 31, 2013 and 2012 totaled $21,958 and $16,078, respectively.

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the three months ended March 31, 2013.

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Land and land improvements	$19,548,528	$19,429,571
Buildings and improvements	181,516,069	181,209,101
Furniture, fixtures and equipment	30,42,569	33,716,700

	231,537,166	234,355,372
Less: accumulated depreciation	(56,083,344)	(57,927,468)

	$175,453,822	$176,427,904

5. Debt

Credit Facility. During a portion of the three months ended March 31, 2012, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On March 5, 2012, the Company extinguished the credit facility in conjunction with the refinance of the mortgage on the Hilton Philadelphia Airport.

Mortgage Debt. As of March 31, 2013 and December 31, 2012, the Company had approximately $136.9 million and $135.7 million of outstanding mortgage debt, respectively. The following table sets forth the Company’s mortgage debt obligations on its hotels:

Property	Balance Outstanding as of		Prepayment Penalties		Maturity Date		Amortization Provisions		Interest Rate
	March 31, 2013	December 31, 2012
	(unaudited)
Crowne Plaza Hampton Marina	$7,311,625	$7,559,625	None		06/2013		$16,000	(1)	LIBOR plus 4.55	%(2)
Crowne Plaza Jacksonville Riverfront	14,040,808	14,135,234	None		07/2015	(3)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,803,506	13,872,077	None		06/2017		25 years		5.60%
DoubleTree by Hilton Brownstone – University	10,000,000	7,816,867	None		10/2016	(4)	25 years		5.25%
Hilton Philadelphia Airport	29,308,837	29,502,666	None		08/2014	(5)	25 years		LIBOR plus 3.00	%(6)
Hilton Savannah DeSoto	21,937,718	22,051,314	Yes	(7)	07/2017		25 years	(8)	6.06%
Hilton Wilmington Riverside	21,295,325	21,416,922	Yes	(7)	03/2017		25 years	(9)	6.21%
Holiday Inn Laurel West	7,260,290	7,300,465	Yes	(10)	08/2021		25 years		5.25	%(11)
Sheraton Louisville Riverside	11,965,322	12,019,262		(12)	01/2017		25 years		6.24%

Total	$136,923,431	$135,674,432

(1)	The Company is required to make monthly principal payments of $16,000 as well as quarterly principal payments of $200,000 each on July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013.
(2)	The note bears a minimum interest rate of 5.00%.
(3)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(4)	The note provides that after five years, the mortgage can be extended if certain conditions have been satisfied for additional five year period at a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest.
(5)	The note provides that the mortgage can be extended until March 2017 if certain conditions have been satisfied.
(6)	The note bears a minimum interest rate of 3.50%.
(7)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(8)	The note provided for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(9)	The note provided for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.
(10)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(11)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.
(12)	With limited exception, the note may not be prepaid until two months before maturity.

Total mortgage debt maturities as of March 31, 2013 without respect to any additional loan extensions for the following twelve-month periods were as follows:

March 31, 2014	$10,316,726
March 31, 2015	30,871,786
March 31, 2016	15,331,624
March 31, 2017	41,359,584
March 31, 2018	32,678,838
Thereafter	6,364,873

Total future maturities	$136,923,431

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal equal to 50.0% of any distributions it receives from the joint venture. The maturity date of the mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at both March 31, 2013 and December 31, 2012 was $4,025,220.

Available Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company had the right to borrow up to $10.0 million before the earlier of December 31, 2011 or the redemption in full of the Preferred Stock. On December 21, 2011, the Company entered into an amendment to the agreement extending the right to borrow the remainder of the available financing to May 31, 2013. The principal amount borrowed bears interest at the rate of 9.25% per annum, payable quarterly in arrears. The Bridge Financing will mature on April 18, 2015 or upon the redemption in full of the Preferred Stock, if earlier. The outstanding balance may be prepaid at the Company’s option in whole or in part at any time without penalty. Further, the Company is obligated (i) to make prepayments in the event of, and to the extent of the proceeds from, new equity issuances, certain debt incurrences and sales of assets and (ii) to repay the Bridge Financing in full following certain trigger events which also give rise to an obligation to redeem the outstanding shares of Preferred Stock. The agreement provides for certain future securities pledges and/or asset liens to be granted from time to time to the lender to secure the Bridge Financing, under the circumstances and upon the conditions set forth in the agreement. The outstanding balance on the Bridge Financing at March 31, 2013 and December 31, 2012 was $0.0 million. At March 31, 2013, the Company had borrowing capacity under the Bridge Financing of $7.0 million.

6. Preferred Stock and Warrant

Preferred Stock. On April 18, 2011, the Company entered into a securities purchase agreement with Essex Illiquid, LLC and Richmond Hill Capital Partners, LP for gross proceeds of $25.0 million. The Company issued 25,000 shares of Preferred Stock and the Warrant to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share.

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

On March 26, 2013, the Company used the net proceeds of the mortgage on the Doubletree by Hilton Brownstone-University to redeem the 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million. In addition, $0.1 million in unamortized issuance costs related to the redeemed shares were written off.

As of March 31, 2013 and December 31, 2012, there were 12,396 and 14,228 shares of the Preferred Stock issued and outstanding, respectively.

Warrant. The Warrant, as modified, entitles the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock. Pursuant to the Warrant amendment, the exercise price per share of common stock covered by the Warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment does not take into account quarterly dividends declared prior to January 1, 2012. At March 31, 2013, the adjusted exercise price was $2.115 per share. The Warrant expires on October 18, 2016. The Warrant holders have no voting rights. The exercise price and number of shares of common stock issuable upon exercise of the Warrant are both subject to additional adjustments under certain circumstances. The Warrant also contains a cashless exercise right. Under certain circumstances as set forth in the Warrant, the holders of the Warrant will be entitled to participate in certain future securities offerings of the Company.

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

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months ended March 31, 2013 and 2012 totaled $16,756 and $15,867, respectively, for this operating lease.

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

The Company leases a parking lot adjacent to the Doubletree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for each of the three month periods ended March 31, 2013 and 2012 totaled $23,871.

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced July 31, 2009 and expires July 30, 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense totaled $651 and $613 for the three months ended March 31, 2013 and 2012, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires September 18, 2017, requiring annual payments of $6,020. Rent expense totaled $1,505 and $1,240 for the three months ended March 31, 2013 and 2012, respectively.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Rent expense totaled $13,750 for each of the three month periods ended March 31, 2013 and 2012.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $11,108 and $11,136 for the three months ended March 31, 2013 and 2012, respectively.

The Company also leases certain furniture and equipment under financing arrangements expiring between November 2013 and September 2017.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

March 31, 2014	$463,175
March 31, 2015	354,055
March 31, 2016	256,958
March 31, 2017	136,352

Total future minimum lease payments	$1,210,540

Management Agreements – Each of the operating hotels that the Company wholly-owned at March 31, 2013, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 9).

Franchise Agreements – As of March 31, 2013, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023.

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

As of March 31, 2013 and December 31, 2012, the Company had 10,125,286 and 9,999,786 shares of common stock outstanding, respectively.

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

On May 1, 2012 and August 1, 2012, the Company redeemed 6,000 and 6,000 units, respectively, in the Operating Partnership held by a trust controlled by two members of the Board of Directors for a total of $36,180 pursuant to the terms of the partnership agreement.

As of March 31, 2013 and December 31, 2012, the total number of Operating Partnership units outstanding was 2,922,839 and 2,972,839, with a fair market value of approximately $12.2 million and $9.9 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

As of March 31, 2013, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer as well as a current and former member of its Board of Directors) owned approximately 10.9% of the Company’s outstanding common stock and 1,801,670 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – The Company was due $7,105 and $8,657 from MHI Hotels Services at March 31, 2013 and December 31, 2012, respectively.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its expired leasehold interests in the property at Shell Island. Leasehold revenue for each of the three month period ended March 31, 2013 and 2012 was $87,500.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company wholly-owned at March 31, 2013, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Base management fees earned by MHI Hotels Services totaled $600,615 and $595,671 for the three months ended March 31, 2013 and 2012, respectively. In addition, estimated incentive management fees of $34,594 and $49,638 were accrued for the three months ended March 31, 2013 and 2012, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $650,999 and $627,906 for the three months ended March 31, 2013 and 2012, respectively.

Redemption of Units in Operating Partnership – During 2012, the Company redeemed 12,000 units in its Operating Partnership held by a trust controlled by two current members and one former member of our Board of Directors for a total of $36,180 pursuant to the terms of the partnership agreement.

Preferred Stock and Warrant – As set forth in the Articles Supplementary, the holders of Preferred Stock, Essex Illiquid, LLC and Richmond Hill Capital Partners, LLC, are entitled to elect one (1) member of the Company’s board of directors. The member of the board of directors elected by the holders of Preferred Stock holds executive positions in Essex Equity Capital Management, LLC, an affiliate of Essex Illiquid, LLC, as well as Richmond Hill Capital Partners, LLC.

On June 15, 2012, the Company entered into an amendment of its Bridge Financing that provides, subject to a $1.5 million prepayment which the Company made on June 18, 2012, that the amount of undrawn term loan commitments will be increased to $7.0 million, of which $2.0 million is reserved to repay principal amounts outstanding on the Crowne Plaza Jacksonville Riverfront hotel property. The Company’s ability to borrow under the Bridge Financing ends May 31, 2013.

On June 15, 2012, the Company simultaneously entered into an agreement with the holders of the Company’s Preferred Stock to redeem 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends.

On July 10, 2012, the Company amended the terms of the outstanding Warrant by establishing a modified excepted holder limit (as defined in the Company’s Articles of Amendment and Restatement) for Essex Illiquid, LLC and Richmond Hill Capital Partners, LP.

On March 26, 2013, the Company redeemed 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee pursuant to the provisions of the Articles Supplementary of approximately $0.2 million.

10. Retirement Plan

The Company maintains a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $13,593 and $11,880 for the three months ended March 31, 2013 and 2012, respectively.

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

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Investment in hotel properties, net	$65,401,820	$65,899,055
Cash and cash equivalents	6,419,519	3,298,009
Accounts receivable	379,773	301,921
Prepaid expenses, inventory and other assets	1,150,085	1,409,924

TOTAL ASSETS	$73,351,197	$70,908,909

LIABILITIES
Mortgage loans, net	$33,100,000	$33,100,000
Accounts payable and other accrued liabilities	3,479,807	2,995,271
Advance deposits	336,744	257,950

TOTAL LIABILITIES	36,916,551	36,353,221
TOTAL MEMBERS’ EQUITY	36,434,646	34,555,688

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$73,351,197	$70,908,909

	Three months ended March 31, 2013	Three months ended March 31, 2012
	(unaudited)	(unaudited)
Revenue
Rooms department	$5,135,187	$4,422,081
Food and beverage department	751,772	786,138
Other operating departments	401,224	299,501

Total revenue	6,288,183	5,507,720
Expenses
Hotel operating expenses
Rooms department	866,163	780,367
Food and beverage department	538,076	584,446
Other operating departments	140,745	161,810
Indirect	1,963,395	1,827,291

Total hotel operating expenses	3,508,379	3,353,914
Depreciation and amortization	540,405	551,256
General and administrative	37,461	41,845

Total operating expenses	4,086,245	3,947,015

Net operating income	2,201,938	1,560,705
Interest expense	(432,274)	(438,804)
Unrealized gain(loss) on hedging activities	109,294	(58,724)

Net income	$1,878,958	$1,063,177

12. Income Taxes

The components of the income tax provision for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
	(unaudited)	(unaudited)
Current:
Federal	$33,101	$30,073
State	813	—

	33,914	30,073

Deferred:
Federal	125,786	(20,107)
State	103,355	94,609

	229,141	74,502

	$263,055	$104,575

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax provision is as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
	(unaudited)	(unaudited)
Statutory federal income tax expense benefit	$(1,051,522)	$(977,762)
Effect of non-taxable REIT loss	1,210,409	987,728
State income tax provision	104,168	94,609

	$263,055	$104,575

As of March 31, 2013 and December 31, 2012, the Company had a net deferred tax asset of approximately $2.4 million and $2.6 million, respectively, of which, approximately $1.7 million and $1.9 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by such time. As of March 31, 2013 and December 31, 2012, approximately $0.4 million of the net deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended March 31, 2013	Three months ended March 31, 2012
	(unaudited)	(unaudited)
Numerator
Net loss attributable to the Company for basic computation	$(2,594,916)	$(2,294,355)
Effect of the issuance of dilutive shares on the net loss attributable to the noncontrolling interest	(44,372)	(10,708)

Net loss attributable to the Company for dilutive computation	$(2,639,288)	$(2,305,063)

Denominator
Weighted average number of common shares outstanding	10,080,375	9,983,105
Dilutive effect of warrants	807,224	205,632

Weighted average number common shares outstanding for dilutive computation	10,887,599	10,188,737

Basic net loss per share	$(0.26)	$(0.23)

Diluted net loss per share	$(0.24)	$(0.23)

Diluted net loss per share takes into consideration the pro forma dilution of certain unvested stock awards.

14. Subsequent Events

On April 1, 2013, the Company issued 31,641 shares of common stock in redemption of an equivalent number of units in the Operating Partnership.

On April 1, 2013, the Company redeemed 10,000 units in the Operating Partnership for $32,900 pursuant to the terms of the partnership agreement.

On April 11, 2013, the Company paid a quarterly dividend (distribution) of $0.035 per common share (and unit) to those stockholders (and unitholders of MHI Hospitality, L.P.) of record on March 15, 2013.

On April 15, 2013, the Company authorized payment of a quarterly dividend (distribution) of $0.035 per common share (and unit) to those stockholders (and unitholders of MHI Hospitality, L.P.) of record as of June 14, 2013. The dividend (distribution) is to be paid on July 11, 2013.

On April 16, 2013, the Company changed its name from MHI Hospitality Corporation to Sotherly Hotels Inc.

On April 16, 2013, the Company’s stockholders approved the 2013 Long-Term Incentive Plan (the “2013 Plan”) which permits the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 750,000 shares of common stock.

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

Our hotel portfolio currently consists of eight full-service, upper-upscale and upscale hotels and one midscale hotel, collectively with 2,113 rooms which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We also own a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. In total, our hotel portfolio contains 2,424 rooms. As of March 31, 2013, we owned the following hotel properties:

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

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 77.9% interest in our Operating Partnership, with the remaining interest being held by the contributors of our initial properties as limited partners.

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

Results of Operations

The following table illustrates the actual key operating metrics for each of the three months ended March 31, 2013 and 2012 for the properties we wholly-owned during each respective reporting period.

	Three months ended March 31, 2013	Three months ended March 31, 2012
Occupancy %	65.6%	66.1%
ADR	$114.19	$109.71
RevPAR	$74.93	$72.52

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Revenue. Total revenue for the three months ended March 31, 2013 increased approximately $0.2 million or 0.8% to approximately $20.2 million compared to total revenue of approximately $20.0 million for the three months ended March 31, 2012. Each of our properties experienced increases in revenue except our Savannah, Georgia, Jacksonville, Florida, Tampa, Florida and Hampton, Virginia properties.

Room revenue increased approximately $0.3 million or 2.2% to approximately $14.2 million for the three months ended March 31, 2013 compared to room revenue of approximately $13.9 million for the three months ended March 31, 2012. The increase in room revenue for the three months ended March 31, 2013 resulted from a 4.1% increase in ADR which was offset by a 0.7% decrease in occupancy as compared to the same period in 2012. Our property in Raleigh, North Carolina continues to experience a significant increase as a result of the rebranding to a DoubleTree by Hilton.

Food and beverage revenues decreased approximately $0.1 million or 2.9% to approximately $4.9 million for the three months ended March 31, 2013 compared to food and beverage revenues of approximately $5.0 million for the three months ended March 31, 2012. Decreases in food and beverage revenue at our properties in Tampa, Florida and Philadelphia, Pennsylvania were offset by increases in banqueting revenue at our property in Raleigh, North Carolina.

Revenue from other operating departments remained at approximately $1.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $15.2 million, a decrease of approximately $0.2 million or 1.6% for the three months ended March 31, 2013 compared to total hotel operating expenses of approximately $15.4 million for the three months ended March 31, 2012.

Rooms expense for the three months ended March 31, 2013 remained at approximately $4.0 million compared to rooms expense for the three months ended March 31, 2012. Cost control measures were responsible for limiting any increase for the period.

Food and beverage expenses for the three months ended March 31, 2013 decreased approximately $0.2 million or 5.1% to approximately $3.2 million compared to food and beverage expenses of approximately $3.4 million for the three months ended March 31,

2012. Most of the decrease in food and beverage expense was directly related to the decrease in food and beverage revenues. Despite the decrease in food and beverage revenue, cost control measures enabled us to increase food and beverage margins from 32.0% to 33.5%.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2013 decreased approximately $0.1 million or 1.5% to approximately $7.8 million compared to indirect expenses of approximately $7.9 million for the three months ended March 31, 2012. While franchise fees increased directly in proportion to the increase in revenue, decreased energy and utility expenses due to lower energy prices and cost control measures contributed to the overall decrease in indirect expenses. Repairs and maintenance, insurance, real and personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2013 decreased approximately $0.1 million or 5.8% to $2.1 million compared to depreciation and amortization of approximately $2.2 million for the three months ended March 31, 2012.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2013 remained constant at approximately $1.1 million compared to the three months ended March 31, 2012.

Interest Expense. Interest expense for the three months ended March 31, 2013 decreased approximately $0.6 million or 18.5% to approximately $2.7 million compared to interest expense of approximately $3.3 million for the three months ended March 31, 2012. Most of the decrease related to a lower effective interest rate on our outstanding debt due in substantial part to the retirement of approximately 45% of the outstanding Preferred Stock during the second quarter 2012. However, if not for the premium paid to redeem 1,902 shares of Preferred Stock in March 2013 of approximately $0.2 million and the write-off of unamortized issuance costs related to the redeemed shares of approximately $0.1 million and the write-off of unamortized loan costs in conjunction with the extinguishment of the credit facility in March 2012 of approximately $0.5 million, we would have experienced a reduction in interest expense of approximately $0.5 million.

Equity Income in Joint Venture. Equity income in joint venture for the three months ended March 31, 2013 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the three months ended March 31, 2013, our 25.0% share of the net income of the hotel increased approximately $0.2 million or 76.7% to approximately $0.5 million compared to net income of approximately $0.3 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, the hotel reported occupancy of 88.6%, ADR of $207.01 and RevPAR of $183.47. This compares with results reported by the hotel for the three months ended March 31, 2012 of occupancy of 87.5%, ADR of $178.52 and RevPAR of $156.25.

Unrealized Loss on Warrant Derivative. The Company recognized an unrealized loss of approximately $2.8 million on the value of the warrant derivative issued in April 2011 to the purchasers of Preferred Stock for the three months ended March 31, 2013 compared to an unrealized loss of approximately $1.2 million for the three months ended March 31, 2012. The unrealized losses are mostly attributable to the change in the market price of our common stock.

Income Taxes. The income tax provision for the three months ended March 31, 2013 increased approximately $0.2 million or 151.5% to approximately $0.3 million compared to an income tax provision of approximately $0.1 million for the three months ended March 31, 2012. The income tax provision is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized greater operating income for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Net Loss Attributable to the Company. The net loss attributable to the Company for the three months ended March 31, 2013 increased approximately $0.3 million or 13.1% to approximately $2.6 million as compared to a net loss of approximately $2.3 million for the three months ended March 31, 2012 as a result of the operating results discussed above.

Funds From Operations

Funds from Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income.

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

The following table reconciles net loss to FFO for each of the three months ended March 31, 2013 and 2012 (unaudited):

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net loss	$(3,355,766)	$(2,980,344)
Add depreciation and amortization	2,052,821	2,179,963
Add equity in depreciation of joint venture	135,101	137,815

FFO	$(1,167,844)	$(662,566)

Weighted average shares outstanding	10,080,375	9,983,105
Weighted average units outstanding	2,955,617	2,984,839

Weighted average shares and units	13,035,992	12,967,944

FFO per share and unit	$(0.09)	$(0.05)

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the three months ended March 31, 2013 was approximately $2.2 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $1.1 million was spent during the three months ended March 31, 2013 on capital improvements and the replacement of furniture, fixtures and equipment.

Financing Activities. On March 26, 2013, the Company used the net proceeds of the mortgage on the Doubletree by Hilton Brownstone-University to redeem the 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends.

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of approximately $10.3 million, of which approximately $3.1 million was in restricted reserve accounts and real estate tax escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and dividends on the Preferred Stock.

In March 2013, we entered into a First Amendment to the Loan Agreement and other amendments to secure additional proceeds on the original $8.0 million mortgage on the Doubletree by Hilton Brownstone-University hotel property with its existing lender. We used the net proceeds to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends.

In June 2013, the mortgage on the Crowne Plaza Hampton Marina matures. We may be required to reduce the mortgage balance by an amount up to $1.0 million in order to secure an extension or to refinance the existing mortgage indebtedness with a different lender. Prior to May 31, 2013, when our ability to borrow under the Bridge Financing ends, we intend to draw upon the Bridge Financing as well as working capital to secure the extension or refinance.

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

We believe the recovering economy will provide opportunities to acquire properties at attractive prices. However, with the constraints of the covenants in our Preferred Stock instrument and Note Agreement, we have limited ability to incur additional debt in order to take advantage of such opportunities. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue additional and permissible joint venture transactions and equity or debt financing in the future to enable us to take advantage of such opportunities. However, should additional and permissible joint venture transactions and equity or debt financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, redemption of the Preferred Stock, repayment of draws under the Bridge Financing, if any, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of some or all the following:

•	The issuance of additional shares of preferred stock;

•	The issuance of additional shares of our common stock;

•	The issuance of senior, unsecured debt;

•	The issuance of additional units in the Operating Partnership;

•	The incurrence by the subsidiaries of the Operating Partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties;

•	The selective disposition of core or non-core assets;

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

In July 2011, in part due to improving operating trends, we reevaluated our quarterly dividend policy and reinstated our quarterly common stock dividend (distribution). On July 18, 2011, we authorized the first payment of a quarterly dividend (distribution) of $0.02 per common share (and unit) to our stockholders (and unitholders of MHI Hospitality, L.P.) of record as of September 15, 2011 which was paid on October 11, 2011. Dividends (distributions) have been declared in each subsequent quarterly period. In July 2012, we authorized an increase in the quarterly dividend (distribution) to $0.03 per common share (and unit). In January 2013, we authorized another increase in the quarterly dividend (distribution) to $0.035 per common share (and unit).

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

The property is currently encumbered by a $32.6 million mortgage which matures in August 2014, requires monthly payments of interest at a rate of LIBOR plus additional interest of 1.94% and requires annual principal payments of $0.5 million. In conjunction with the loan, the joint venture executed an interest-rate swap with a notional amount and maturity tied to the projected outstanding balance and maturity date of the loan. The Crowne Plaza Hollywood Beach Resort secures the mortgage.

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

There were no charges for impairment recorded for the three months ended March 31, 2013 or 2012.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2013. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

•

risks associated with the level of the Company’s indebtedness and its ability to meet covenants in its debt agreements and, if necessary, to refinance or seek an extension of the maturity of such indebtedness or modify such debt agreements;

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

As of March 31, 2013, we had approximately $98.7 million of fixed-rate debt and approximately $54.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.65%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the Crowne Plaza Hampton Marina and the Hilton Philadelphia Airport of 0.45% and 0.50%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport, the mortgage on the Crowne Plaza Jacksonville Riverfront and the loan from the Carlyle Affiliate Lender remain at approximately $54.7 million, the balance at March 31, 2013, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $460,000.

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

The Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc. have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, Sotherly Hotels Inc.’s disclosure controls and procedures were effective.

As of March 31, 2013, there was no change in Sotherly Hotels Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotel Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012 and our subsequent periodic reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.4	Articles Supplementary of the Company.(2)

3.5	Amended and Restated Bylaws of the Company.(2)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(3)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(3)

10.2A	Employment Agreement between the Company and Anthony E. Domalski.(4)

10.3A	Consulting Agreement between the Company and WJZ Consulting LLC.(4)

10.42	2013 Long-Term Incentive Plan.(5)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013.
(5)	Incorporated by reference as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 20, 2013.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date:	May 8, 2013	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

		By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.4	Articles Supplementary of the Company.(2)

3.5	Amended and Restated Bylaws of the Company.(2)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(3)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(3)

10.2A	Employment Agreement between the Company and Anthony E. Domalski.(4)

10.3A	Consulting Agreement between the Company and WJZ Consulting LLC.(4)

10.42	2013 Long-Term Incentive Plan.(5)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013.
(5)	Incorporated by reference as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 20, 2013.