Form 10-Q
period 2013-06-30
Sotherly Hotels Inc.
filed 2013-08-07
CIK 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 7, 2013, there were 10,156,927 shares of the registrant’s common stock issued and outstanding.

SOTHERLY HOTELS INC.

PART I

Item 1.	Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investment in hotel properties, net	$174,718,233	$176,427,904
Investment in joint venture	8,446,083	8,638,967
Cash and cash equivalents	6,561,784	7,175,716
Restricted cash	4,257,037	3,079,894
Accounts receivable	2,158,065	1,478,923
Accounts receivable-affiliate	10,665	8,657
Prepaid expenses, inventory and other assets	2,294,047	1,684,951
Shell Island sublease, net	360,294	480,392
Deferred income taxes	1,331,530	2,649,282
Deferred financing costs, net	2,152,654	2,406,183

TOTAL ASSETS	$202,290,392	$204,030,869

LIABILITIES
Mortgage loans	$134,893,689	135,674,432
Loans payable	3,650,220	4,025,220
Series A Cumulative Redeemable Preferred Stock, par value $0.01, 27,650 shares authorized, 12,458 and 14,228 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	12,457,552	14,227,650
Accounts payable and other accrued liabilities	7,403,468	6,786,684
Advance deposits	881,192	625,822
Dividends and distributions payable	456,334	389,179
Warrant derivative liability	7,649,962	4,969,752

TOTAL LIABILITIES	167,392,417	166,698,739

Commitments and contingencies (see Note 7)

EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 10,156,927 shares and 9,999,786 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	101,569	99,998
Additional paid in capital	57,383,602	57,020,979
Distributions in excess of retained deficit	(29,173,594)	(27,179,392)

Total Sotherly Hotels Inc. stockholders’ equity	28,311,577	29,941,585
Noncontrolling interest	6,586,398	7,390,545

TOTAL EQUITY	34,897,975	37,332,130

TOTAL LIABILITIES AND EQUITY	$202,290,392	$204,030,869

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
REVENUE
Rooms department	$18,152,020	$17,756,867	$32,401,979	$31,700,572
Food and beverage department	5,974,795	6,181,542	10,826,366	11,176,007
Other operating departments	1,123,828	1,174,113	2,212,109	2,261,088

Total revenue	25,250,643	25,112,522	45,440,454	45,137,667
EXPENSES
Hotel operating expenses
Rooms department	4,563,463	4,470,159	8,577,196	8,420,645
Food and beverage department	3,690,911	3,958,150	6,915,391	7,355,536
Other operating departments	119,350	117,445	226,025	240,938
Indirect	8,756,559	8,706,610	16,571,618	16,642,698

Total hotel operating expenses	17,130,283	17,252,364	32,290,230	32,659,817
Depreciation and amortization	2,031,050	2,195,591	4,083,871	4,375,554
Corporate general and administrative	1,123,684	962,948	2,217,471	2,094,534

Total operating expenses	20,285,017	20,410,903	38,591,572	39,129,905

NET OPERATING INCOME	4,965,626	4,701,619	6,848,882	6,007,762
Other income (expense)
Interest expense	(2,332,644)	(4,283,732)	(5,013,191)	(7,572,362)
Interest income	3,654	3,169	7,559	7,852
Equity income (loss) in joint venture	87,377	(88,080)	557,116	177,714
Unrealized gain (loss) on warrant derivative	88,855	(1,521,142)	(2,680,210)	(2,684,900)

Net income (loss) before income taxes	2,812,868	(1,188,166)	(279,844)	(4,063,934)
Provision for income tax	(1,111,818)	(958,146)	(1,374,873)	(1,062,721)

Net income (loss)	1,701,050	(2,146,312)	(1,654,717)	(5,126,655)
Add: Net (income) loss attributable to the noncontrolling interest	(390,458)	492,658	370,392	1,178,647

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$1,310,592	$(1,653,654)	$(1,284,325)	$(3,948,008)

Net income (loss) per share attributable to the Company
Basic	$0.13	$(0.17)	$(0.13)	$(0.40)
Diluted	$0.12	$(0.16)	$(0.12)	$(0.38)
Weighted average number of shares outstanding
Basic	10,156,927	9,999,786	10,118,862	9,991,445
Diluted	11,132,542	10,623,642	11,030,444	10,442,799

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2012	9,999,786	$99,998	$57,020,979	$(27,179,392)	$7,390,545	$37,332,130
Issuance of restricted common stock awards	75,500	755	165,725	—	—	166,480
Dividends and distributions declared	—	—	—	(709,877)	(203,141)	(913,018)
Redemption of units in operating partnership	—	—	—	—	(32,900)	(32,900)
Conversion of units in operating partnership to shares of common stock	81,641	816	196,898	—	(197,714)	—
Net loss	—	—	—	(1,284,325)	(370,392)	(1,654,717)

Balances at June 30, 2013	10,156,927	$101,569	$57,383,602	$(29,173,594)	$6,586,398	$34,897,975

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flows from operating activities:
Net loss	$(1,654,717)	$(5,126,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,083,871	4,375,554
Equity income in joint venture	(557,116)	(177,714)
Unrealized (gain) loss on warrant derivative	2,680,210	2,684,900
Amortization of deferred financing costs	430,396	1,628,344
Paid-in-kind interest	131,449	245,573
Charges related to equity-based compensation	166,480	110,400
Changes in assets and liabilities:
Restricted cash	(126,397)	444,269
Accounts receivable	(679,141)	(1,682,614)
Prepaid expenses, inventory and other assets	(642,708)	(323,045)
Deferred income taxes	1,317,752	1,103,579
Accounts payable and other accrued liabilities	1,564,135	1,258,711
Advance deposits	255,370	446,549
Due from affiliates	(2,008)	8,257

Net cash provided by operating activities	6,967,576	4,996,108

Cash flows from investing activities:
Improvements and additions to hotel properties	(3,167,840)	(2,163,680)
Distributions from joint venture	750,000	250,000
Funding of restricted cash reserves	(972,570)	(993,239)
Proceeds of restricted cash reserves	814,713	903,457

Net cash used in investing activities	(2,575,697)	(2,003,462)

Cash flows from financing activities:
Proceeds of mortgage debt	2,225,613	44,000,000
Redemption of redeemable preferred stock	(1,901,547)	(11,513,602)
Payments on credit facility	—	(25,537,290)
Pledge of cash collateral	(892,890)	—
Dividends and distributions paid	(845,863)	(518,465)
Redemption of units in operating partnership	(32,900)	(14,640)
Payment of deferred financing costs	(176,867)	(824,319)
Payments on mortgage debt and loans	(3,381,357)	(6,028,749)

Net cash used in financing activities	(5,005,811)	(437,065)

Net increase (decrease) in cash and cash equivalents	(613,932)	2,555,581
Cash and cash equivalents at the beginning of the period	7,175,716	4,409,959

Cash and cash equivalents at the end of the period	$6,561,784	$6,965,540

Supplemental disclosures:
Cash paid during the period for interest	$4,528,329	$6,062,706

Cash paid during the period for income taxes	$108,147	$104,595

The accompanying notes are an integral part of these financial statements

SOTHERLY HOTELS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation (the “Company”), is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upper-upscale and upscale hotels located in primary and secondary markets in the Mid-Atlantic and Southern United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (the “initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP, formerly MHI Hospitality, L.P. (the “Operating Partnership”). The Company also owns a 25.0% noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with CRP/MHI Holdings, LLC, an affiliate of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”).

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at June 30, 2013, was approximately 77.9% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in this report to the “Company”, “Sotherly”, “we”, “us” and “our” refer to Sotherly Hotels Inc., its Operating Partnership and its subsidiaries and predecessors, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and prior fiscal year include the following:

On March 5, 2012, the Company obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or acceptable replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish the Company’s indebtedness under the then-existing credit facility, for working capital, and to prepay a portion of the Company’s indebtedness under its then-existing agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company, at such time, had the right to borrow up to $10.0 million on or before December 31, 2011 (the “Bridge Financing”). With this transaction, the Company’s syndicated credit facility was extinguished and the Crowne Plaza Tampa Westshore hotel property was released from such mortgage encumbrance.

On June 15, 2012, the Company entered into an amendment of its Bridge Financing that provided, subject to a $1.5 million prepayment which the Company made on June 18, 2012, that the amount of undrawn term loan commitments increased to $7.0 million, of which $2.0 million was reserved to repay principal amounts outstanding on the Crowne Plaza Jacksonville Riverfront hotel property.

On June 15, 2012, the Company simultaneously entered into an agreement with the holders of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) to redeem 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends.

On June 18, 2012, the Company obtained a $14.0 million mortgage with C1 Bank on the Crowne Plaza Tampa Westshore in Tampa, Florida. The mortgage bears interest at a rate of 5.60% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is June 18, 2017. Proceeds of the mortgage were used to pay the outstanding indebtedness under the then-existing Bridge Financing and to redeem the 11,514 shares of Preferred Stock referenced above.

On June 22, 2012, the Company entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2013. Under the terms of the extension, the Company was required to make monthly principal payments of $16,000 and additional quarterly principal payments to the lender of $200,000 each on July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013. Interest payable monthly pursuant to the mortgage remained at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum.

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

On March 22, 2013, the Company entered into a First Amendment to the Loan Agreement and other amendments to secure additional proceeds on the original $8.0 million mortgage on the DoubleTree by Hilton Brownstone-University hotel property with its existing lender, Premier Bank, Inc. Pursuant to the amended loan documents, the mortgage loan’s principal amount was increased to $10.0 million, the prepayment penalty was removed and the interest rate was fixed at 5.25%; if the mortgage loan is extended, it will adjust to a rate of 3.00% plus the current 5-year U.S. Treasury bill rate of interest, with an interest rate floor of 5.25%. The remaining original terms of the agreement remained the same.

On March 26, 2013, the Company used the net proceeds of the mortgage on the DoubleTree by Hilton Brownstone-University to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of accrued and unpaid cash and stock dividends.

On June 28, 2013, the Company entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2014. Under the terms of the extension, the Company made a principal payment of approximately $1.1 million to reduce the principal balance on the loan to approximately $6.0 million and is required to continue to make monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage will remain at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum. Pursuant to certain terms and conditions, the Company may extend the maturity date of the loan to June 30, 2015.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of Sotherly Hotels Inc., formerly MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of June 30, 2013 and December 31, 2012 and for the three months and six months ended June 30, 2013 and 2012. All significant inter-company balances and transactions have been eliminated.

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

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

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

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, reserves for replacements of furniture, fixtures and equipment, and cash collateral pursuant to certain requirements in the Company’s various mortgage agreements.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of June 30, 2013 and December 31, 2012 were $218,739 and $240,489, respectively. Amortization expense for each of the three month periods ended June 30, 2013 and 2012 totaled $10,875 and for each of the six month periods ended June 30, 2013 and 2012 totaled $21,750.

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

The Company accounts for the warrant to purchase 1,900,000 shares of the Company’s common stock (the “Warrant”) based upon the guidance enumerated in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in Entity’s Own Stock. The Warrant contains a provision that could require an adjustment to the exercise price if we issued securities deemed to be dilutive to the Warrant and therefore is classified as a derivative liability. The Warrant is carried at fair value with changes in fair value reported in earnings as long as the Warrant remains classified as a derivative liability.

The Company’s warrant derivative liability was valued at June 30, 2013 and December 31, 2012 using the Monte Carlo simulation method which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. The Monte Carlo simulation method takes into account, as of the valuation date, factors including the exercise price, the remaining term of the Warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the Warrant.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our derivative instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
June 30, 2013
Warrant	$—	$(7,649,962)	$—
December 31, 2012
Warrant	—	(4,969,752)	—

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

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of June 30, 2013, the Company has no uncertain tax positions. In addition, the Company recognizes obligations for interest and penalties related to uncertain tax positions, if any, as income tax expense. As of June 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2009 through 2012. In addition, as of June 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally also include 2004 through 2008.

Stock-based Compensation – The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) and its 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permit the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 350,000 and 750,000 shares of common stock, respectively. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees, and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of the Company’s executives and employees, all have vested except 30,000 shares issued to the Chief Financial Officer upon execution of his employment contract which will vest on each of the next five anniversaries of the effective date of his employment agreement. Regarding the restricted shares awarded to the Company’s independent directors, all of the shares have vested except 15,000 shares which vest at the end of 2013.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under either the 2004 Plan or the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2013, no performance-based stock awards have been granted under the 2004 Plan. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan totaled $21,069 and $43,026, respectively for the three months and six months ended June 30, 2013 and $13,077 and $26,155, respectively, for the three months and six months ended June 30, 2012. As of June 30, 2013, no awards have been granted under the 2013 Plan.

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

3. Acquisition of Hotel Properties

There were no new acquisitions during the six months ended June 30, 2013.

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30 , 2013	December 31, 2012
	(unaudited)
Land and land improvements	$19,555,434	$19,429,571
Buildings and improvements	182,213,649	181,209,101
Furniture, fixtures and equipment	30,986,922	33,716,700

	232,756,005	234,355,372
Less: accumulated depreciation	(58,037,772)	(57,927,468)

	$174,718,233	$176,427,904

5. Debt

Credit Facility. During a portion of the six months ended June 30, 2012, the Company had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On March 5, 2012, the Company extinguished the credit facility in conjunction with the refinance of the mortgage on the Hilton Philadelphia Airport.

Mortgage Debt. As of June 30, 2013 and December 31, 2012, the Company had approximately $134.9 million and $135.7 million of outstanding mortgage debt, respectively. The following table sets forth the Company’s mortgage debt obligations on its hotels as of June 30, 2013:

	Balance Outstanding as of		Prepayment Penalties		Maturity Date		Amortization Provisions		Interest Rate
Property	June 30, 2013	December 31, 2012
	(unaudited)
Crowne Plaza Hampton Marina	$5,999,500	$7,559,625	None		06/2014	(1)	$16,000	(2)	LIBOR plus 4.55	%(3)
Crowne Plaza Jacksonville Riverfront	13,948,116	14,135,234	None		07/2015	(4)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,738,236	13,872,077	None		06/2017		25 years		5.60%
DoubleTree by Hilton Brownstone – University	9,958,327	7,816,867	None		10/2016	(5)	25 years		5.25%
Hilton Philadelphia Airport	29,118,931	29,502,666	None		08/2014	(6)	25 years		LIBOR plus 3.00	%(7)
Hilton Savannah DeSoto	21,822,392	22,051,314	Yes	(8)	07/2017		25 years	(9)	6.06%
Hilton Wilmington Riverside	21,171,831	21,416,922	Yes	(8)	03/2017		25 years	(10)	6.21%
Holiday Inn Laurel West	7,221,697	7,300,465	Yes	(11)	08/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	11,914,659	12,019,262		(13)	01/2017		25 years		6.24%

Total	$134,893,689	$135,674,432

(1)	The note provides that the mortgage can be extended until June 2015 if certain conditions have been satisfied.
(2)	The Company is required to make monthly principal payments of $16,000.
(3)	The note bears a minimum interest rate of 5.00%.
(4)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(5)	The note provides that after five years, the mortgage can be extended if certain conditions have been satisfied for additional five year period at a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest.
(6)	The note provides that the mortgage can be extended until March 2017 if certain conditions have been satisfied.
(7)	The note bears a minimum interest rate of 3.50%.
(8)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(9)	The note provided for payments of interest only until August 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in July 2017.
(10)	The note provided for payments of interest only until March 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in March 2017.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.
(13)	With limited exception, the note may not be prepaid until two months before maturity.

Total mortgage debt maturities as of June 30, 2013 without respect to any additional loan extensions for the following twelve-month periods were as follows:

June 30, 2014	$9,031,123
June 30, 2015	30,706,188
June 30, 2016	15,262,169
June 30, 2017	53,659,368
June 30, 2018	19,920,622
Thereafter	6,314,219

Total future maturities	$134,893,689

Other Loans. On February 9, 2009, the indirect subsidiary of the Company which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving the Company’s liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount the Company contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal equal to 50.0% of any distributions it receives from the joint venture. The mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at both June 30, 2013 and December 31, 2012 was $3,650,220 and $4,025,220, respectively.

Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company had the right to borrow up to $10.0 million before the earlier of December 31, 2011 or the redemption in full of the Preferred Stock. On December 21, 2011, the Company entered into an amendment to the agreement extending the right to borrow the remainder of the available financing until May 31, 2013. The principal amount borrowed bore interest at the rate of 9.25% per annum, payable quarterly in arrears. The outstanding balance on the Bridge Financing at June 30, 2013 and December 31, 2012 was $0.0 million.

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

As of June 30, 2013 and December 31, 2012, there were 12,458 and 14,228 shares of the Preferred Stock issued and outstanding, respectively.

Warrant. The Warrant, as modified, entitles the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock. Pursuant to the Warrant amendment, the exercise price per share of common stock covered by the Warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment does not take into account quarterly dividends declared prior to January 1, 2012. At June 30, 2013, the adjusted exercise price was $2.08 per share. The Warrant expires on October 18, 2016. The Warrant holders have no voting rights. The exercise price and number of shares of common stock issuable upon exercise of the Warrant are both subject to additional adjustments under certain circumstances. The Warrant also contains a cashless exercise right. Under certain circumstances as set forth in the Warrant, the holders of the Warrant will be entitled to participate in certain future securities offerings of the Company.

The Company determined the fair market value of the Warrant was approximately $1.6 million on the issuance date using the Black-Scholes option pricing model assuming an exercise price of $2.25 per share of common stock, a risk-free interest rate of 2.26%, a dividend yield of 5.00%, expected volatility of 60.0%, and an expected term of 5.5 years, and is included in deferred financing costs. The deferred cost is amortized to interest expense in the accompanying consolidated statements of operations over the period of issuance to the mandatory redemption date of the Preferred Stock.

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – The Company leases 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, the Company signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months and six months ended June 30, 2013 totaled $15,867 and $32,623, respectively, and totaled $16,195 and $32,062 for the three months and six months ended June 30, 2012, respectively, for this operating lease.

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

The Company leases a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. There is a renewal option for up to three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and six months ended June 30, 2013 totaled $23,871 and $47,741, respectively, and totaled $23,871 and $47,741 for the three months and six months ended June 30, 2012, respectively

The Company leases a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense totaled $651 and $1,301 for the three months and six months ended June 30, 2013, respectively, and totaled $613 and $1,226 for the three months and six months ended June 30, 2012, respectively.

The Company leases certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires in September 2017, requiring annual payments of $6,020. Rent expense totaled $1,505 and $3,010 for the three months and six months ended June 30, 2013, respectively, and totaled $1,240 and $2,480 for the three months and six months ended June 30, 2012, respectively.

The Company leases 3,542 square feet of commercial office space in Williamsburg, Virginia under an agreement that commenced September 1, 2009 and expires August 31, 2015. Rent expense totaled $13,750 and $27,500 for the three months and six months ended June 30, 2013, respectively, and totaled $13,750 and $27,500 for the three months and six months ended June 30, 2012, respectively.

The Company leases 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $10,963 and $22,071 for the three months and six months ended June 30, 2013, respectively, and totaled $11,181 and $22,272 for the three months and six months ended June 30, 2012, respectively.

The Company also leases certain furniture and equipment under financing arrangements expiring between August 2013 and September 2017.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

June 30, 2014	$464,960
June 30, 2015	376,491
June 30, 2016	266,758
June 30, 2017	90,385

Total future minimum lease payments	$1,198,594

Management Agreements – Each of the operating hotels that the Company wholly-owned at June 30, 2013, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 9).

Franchise Agreements – As of June 30, 2013, the Company’s hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, the Company is required to pay a franchise fee of 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023.

Restricted Cash Reserves – Each month, the Company is required to escrow with its lender on the Hilton Wilmington Riverside and the Hilton Savannah DeSoto an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required by several of its lenders to establish individual property improvement funds to cover the cost of replacing capital assets at its properties. Each month, contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hampton Marina and the Sheraton Louisville Riverside and equal 4.0% of room revenues for the Hilton Philadelphia Airport.

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

On April 1, 2013, one holder of units in the Operating Partnership redeemed 31,641 units for an equivalent number of shares of the Company’s common stock.

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

As of June 30, 2013 and December 31, 2012, the Company had 10,156,927 and 9,999,786 shares of common stock outstanding, respectively.

Warrants – The Company has granted no warrants representing the right to purchase common stock other than the Warrant described in Note 6.

Operating Partnership Units – Holders of Operating Partnership units, other than the Company as general partner, have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the average of the market price of the Company’s common stock for the 10 trading days immediately preceding the notice date of such redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company.

On April 1, 2013, May 1, 2012 and August 1, 2012, the Company redeemed 10,000, 6,000 and 6,000 units, respectively, in the Operating Partnership held by a trust controlled by two members of the Board of Directors for a total of $69,080 pursuant to the terms of the partnership agreement.

As of June 30, 2013 and December 31, 2012, the total number of Operating Partnership units outstanding was 2,881,198 and 2,972,839, with a fair market value of approximately $12.7 million and $9.9 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

As of June 30, 2013, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer as well as a current and former member of its Board of Directors) owned approximately 10.7% of the Company’s outstanding common stock and 1,770,029 Operating Partnership units. The following is a summary of the transactions between the Company and MHI Hotels Services:

Accounts Receivable – The Company was due $10,665 and $8,657 from MHI Hotels Services at June 30, 2013 and December 31, 2012, respectively.

Shell Island Sublease – The Company has a sublease arrangement with MHI Hotels Services on its expired leasehold interests in the Shell Island Resort in Wrightsville Beach, North Carolina. Leasehold revenue was $87,500 for each of the three month periods ended June 30, 2013 and 2012 and was $175,000 for each of the six month periods ended June 30, 2013 and 2012. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, the Company entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that the Company wholly-owned at June 30, 2013, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Base management fees earned by MHI Hotels Services totaled $752,698 and $1,353,313 for the three months and six months ended June 30, 2013, respectively, and $749,282 and $1,344,953 for the three months and six months ended June 30, 2012, respectively. In addition, estimated incentive management fees of $27,533 and $62,126 were accrued for the three months and six months ended June 30, 2013, respectively, and estimated incentive management fees of $62,415 and $112,053 were accrued for the three months and six months ended June 30, 2012, respectively.

Employee Medical Benefits – The Company purchases employee medical benefits for its employees, as well as those employees that work exclusively for its hotel properties, through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services. Premiums for employee medical benefits paid by the Company were $643,724 and $1,294,724 for the three months and six months ended June 30, 2013, respectively and $592,983 and $1,220,888 for the three months and six months ended June 30, 2012, respectively.

Redemption of Units in Operating Partnership – During 2012 and the six months ended June 30, 2013, the Company redeemed 22,000 units in its Operating Partnership held by a trust controlled by two current members and one former member of our Board of Directors for a total of $69,080 pursuant to the terms of the partnership agreement.

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

On June 15, 2012, the Company entered into an amendment of its then-existing Bridge Financing that provided, subject to a $1.5 million prepayment which the Company made on June 18, 2012, that the amount of undrawn term loan commitments increased to $7.0 million, of which $2.0 million was reserved to repay principal amounts outstanding on the Crowne Plaza Jacksonville Riverfront hotel property. The Company’s ability to borrow under the Bridge Financing ended May 31, 2013.

On June 15, 2012, the Company simultaneously entered into an agreement with the holders of the Company’s Preferred Stock to redeem 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee pursuant to the provisions of the Articles Supplementary of approximately $0.8 million.

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

10. Retirement Plan

The Company maintains a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that the Company match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $26,771 and $36,179 for the three months and six months ended June 30, 2013, respectively, and $23,926 and $35,806 for the three months and six months ended June 30, 2012, respectively.

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

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investment in hotel properties, net	$65,176,882	$65,899,055
Cash and cash equivalents	3,098,076	3,298,009
Accounts receivable	159,870	301,921
Prepaid expenses, inventory and other assets	955,101	1,409,924

TOTAL ASSETS	$69,389,929	$70,908,909

LIABILITIES
Mortgage loans, net	$32,600,000	$33,100,000
Accounts payable and other accrued liabilities	2,633,014	2,995,271
Advance deposits	372,762	257,950

TOTAL LIABILITIES	35,605,776	36,353,221
TOTAL MEMBERS’ EQUITY	33,784,153	34,555,688

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$69,389,929	$70,908,909

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$3,363,111	$3,041,078	$8,498,298	$7,463,159
Food and beverage department	641,213	569,025	1,392,985	1,355,163
Other operating departments	384,740	317,107	785,964	616,608

Total revenue	4,389,064	3,927,210	10,677,247	9,434,930
Expenses
Hotel operating expenses
Rooms department	758,573	702,300	1,624,736	1,482,667
Food and beverage department	503,093	480,479	1,041,169	1,064,924
Other operating departments	149,145	180,809	289,890	342,618
Indirect	1,712,374	1,648,539	3,675,768	3,475,831

Total hotel operating expenses	3,123,185	3,012,127	6,631,563	6,366,040
Depreciation and amortization	533,550	731,714	1,073,955	1,282,969
General and administrative	20,382	9,125	57,843	50,971

Total operating expenses	3,677,117	3,752,966	7,763,361	7,699,980

Net operating income	711,947	174,244	2,913,886	1,734,950
Interest expense	(435,448)	(436,780)	(867,723)	(875,584)
Unrealized gain (loss) on hedging activities	73,008	(89,785)	182,302	(148,509)

Net income (loss)	$349,507	$(352,321)	$2,228,465	$710,857

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

General and administrative	$1,904,382	$1,779,683	$3,559,576	$3,423,990
Sales and marketing	1,976,735	1,876,006	3,713,767	3,646,245
Repairs and maintenance	1,160,057	1,193,270	2,251,966	2,314,391
Utilities	1,038,182	1,121,992	2,026,216	2,166,007
Franchise fees	900,948	841,677	1,594,353	1,488,310
Management fees, including incentive	780,231	811,697	1,415,440	1,457,006
Insurance	355,095	343,417	716,395	661,205
Property taxes	571,080	683,135	1,168,410	1,374,636
Other	69,849	55,733	125,495	110,908

Total indirect hotel operating expenses	$8,756,559	$8,706,610	$16,571,618	$16,642,698

13. Income Taxes

The components of the income tax provision for the three months and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$17,400	$18,506	$50,501	$(48,967)
State	55,762	7,296	56,575	8,109

	73,162	25,802	107,076	(40,858)

Deferred:
Federal	880,363	792,138	1,006,149	868,764
State	158,293	140,206	261,648	234,815

	1,038,656	932,344	1,267,797	1,103,579

	$1,111,818	$958,146	$1,374,873	$1,062,721

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax provision is as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense (benefit)	$956,375	$(403,976)	$(95,147)	$(1,381,738)
Effect of non-taxable REIT (income) loss	(58,612)	1,213,807	1,151,797	2,201,535
State income tax expense (benefit)	214,055	148,315	318,223	242,924

	$1,111,818	$958,146	$1,374,873	$1,062,721

As of June 30, 2013 and December 31, 2012, the Company had a net deferred tax asset of approximately $1.3 million and $2.6 million, respectively, of which, approximately $0.6 million and $1.9 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by such time. As of June 30, 2013 and December 31, 2012, approximately $0.3 million of the net deferred tax asset is attributable to the Company’s share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. The Company believes that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income (loss) attributable to the Company for basic computation	$1,310,592	$(1,653,654)	$(1,284,325)	$(3,948,008)
Effect of the issuance of dilutive shares on the net loss attributable to the noncontrolling interest	40,725	(22,379)	(24,208)	(39,627)

Net income (loss) attributable to the Company for dilutive computation	$1,351,317	$(1,676,033)	$(1,308,533)	$(3,987,635)

Denominator
Weighted average number of common shares outstanding for basic computation	10,156,927	9,999,786	10,118,862	9,991,445
Dilutive effect of warrants	975,615	623,856	911,582	451,354

Weighted average number common shares outstanding for dilutive computation	11,132,542	10,623,642	11,030,444	10,442,799

Basic net income (loss) per share	$0.13	$(0.17)	$(0.13)	$(0.40)

Diluted net income (loss) per share	$0.12	$(0.16)	$(0.12)	$(0.38)

15. Subsequent Events

On July 11, 2013, the Company paid a quarterly dividend (distribution) of $0.035 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on June 14, 2013.

On July 22, 2013, the Company authorized payment of a quarterly dividend (distribution) of $0.04 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record as of September 13, 2013. The dividend (distribution) is to be paid on October 11, 2013.

On August 1, 2013, the Company obtained a $15.6 million mortgage with CIBC, Inc. on the DoubleTree by Hilton Raleigh Brownstone – University in Raleigh, North Carolina. The mortgage bears interest at a rate of 4.78% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule. The maturity date is August 1, 2018. Approximately $0.7 million of the loan proceeds were placed into a restricted reserve which can be disbursed to the Company upon satisfaction of certain financial performance criteria. The remaining proceeds of the mortgage were used to repay the existing mortgage indebtedness, to pay closing costs, to redeem 2,460 shares of the Company’s Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of related accrued and unpaid cash and stock dividends and for working capital. The redemption resulted in a prepayment fee pursuant to the provisions of the Articles Supplementary of approximately $0.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upper-upscale and upscale segments of the hotel industry located in primary and secondary markets in the Mid-Atlantic and Southern United States. We commenced operations in December 2004 when we completed our initial public offering (the “IPO”) and thereafter consummated the acquisition of the initial properties.

Our hotel portfolio currently consists of ten full-service, primarily upper-upscale and upscale hotels, with 2,424 rooms which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels, totaling 2,113 rooms, are 100% owned by subsidiaries of the Operating Partnership. We also own a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. As of June 30, 2013, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upper Upscale
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004	Upper Mid-Scale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale

	2,113
Joint Venture Property
Crowne Plaza Hollywood Beach Resort(1)	311	Hollywood, FL	August 9, 2007	Upscale

Total	2,424

(1)	We own this hotel through a joint venture in which we have a 25.0% interest.

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 77.9% interest in our Operating Partnership, with the remaining interest being held by limited partners who were the contributors of our initial properties and related assets.

To qualify as a REIT, we cannot operate hotels. Therefore, our wholly-owned hotel properties are leased to MHI Hospitality TRS, LLC (our “TRS Lessee”), which then engages an eligible independent hotel management company to operate the hotels under a management contract. Our TRS Lessee has engaged MHI Hotels Services to manage our wholly-owned hotels. Our TRS Lessee, and its parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

Key Operating Metrics

In the hotel industry, room revenue is considered the most important category of revenue and drives other revenue categories such as food, beverage, catering, parking, and telephone. There are three key performance indicators used in the hotel industry to measure room revenues:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average daily rate, or ADR, which is total room revenue divided by the number of rooms sold; and

•	Revenue per available room, or RevPAR, which is total room revenue divided by the total number of available rooms.

RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (such as housekeeping services, laundry, utilities and room supplies), but could also result in increased non-room revenue from the hotel’s restaurant, banquet or parking facilities. Changes in RevPAR that are primarily driven by changes in ADR typically have a greater impact on operating margins and profitability as they do not generate all of the additional variable operating costs associated with higher occupancy.

Results of Operations

The following table illustrates the key operating metrics for each of the three months and six months ended June 30, 2013 and 2012 for our nine wholly-owned properties.

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Occupancy %	73.7%	76.4%	69.7%	71.2%
ADR	$128.02	$120.88	$121.54	$115.70
RevPAR	$94.40	$92.35	$84.72	$82.43

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

Revenue. Total revenue for the three months ended June 30, 2013 increased approximately $0.2 million, or 0.6%, to approximately $25.3 million compared to total revenue of approximately $25.1 million for the three months ended June 30, 2012. Increases in revenue at our properties in Raleigh, North Carolina; Philadelphia, Pennsylvania; and Jeffersonville, Indiana partially offset decreases in revenue at the remainder of our properties.

Room revenue increased approximately $0.4 million, or 2.2%, to approximately $18.2 million for the three months ended June 30, 2013 compared to room revenue of approximately $17.8 million for the three months ended June 30, 2012. The increase in room revenue for the three months ended June 30, 2013 resulted from a 5.9% increase in ADR which was offset by a 3.5% decrease in occupancy as compared to the same period in 2012. Our property in Raleigh, North Carolina continues to experience a significant increase as a result of the rebranding to a DoubleTree by Hilton. Our property in Jeffersonville, Indiana also experienced significant increases in room revenue related to the Kentucky Derby and Thunder Over Louisville events.

Food and beverage revenues decreased approximately $0.2 million, or 3.3%, to approximately $6.0 million for the three months ended June 30, 2013 compared to food and beverage revenues of approximately $6.2 million for the three months ended June 30, 2012. Decreases in food and beverage revenue at our properties in Wilmington, North Carolina; Savannah, Georgia; Tampa, Florida; and Hampton, Virginia were partially offset by increases in banqueting revenue at our properties in Raleigh, North Carolina and Philadelphia, Pennsylvania.

Revenue from other operating departments decreased approximately $0.1 million, or 4.3%, to approximately $1.1 million for the three months ended June 30, 2013 compared to revenue from other operating departments of approximately $1.2 million for the three months ended June 30, 2012.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $17.1 million for the three months ended June 30, 2013, a decrease of approximately $0.2 million or 0.7% compared to total hotel operating expenses of approximately $17.3 million for the three months ended June 30, 2012.

Rooms expense for the three months ended June 30, 2013 increased approximately $0.1 million, or 2.1%, to approximately $4.6 million compared to rooms expense for the three months ended June 30, 2012 of approximately $4.5 million.

Food and beverage expenses for the three months ended June 30, 2013 decreased approximately $0.3 million, or 6.8%, to approximately $3.7 million compared to food and beverage expenses of approximately $4.0 million for the three months ended June 30, 2012. Most of the decrease in food and beverage expense was directly related to the decrease in food and beverage revenues. Despite the decrease in food and beverage revenue, cost control measures enabled us to increase food and beverage margins from 36.0% to 38.2%.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2013 increased approximately $0.1 million, or 0.6%, to approximately $8.8 million compared to indirect expenses of approximately $8.7 million for the three months ended June 30, 2012. While franchise fees increased directly in proportion to the increase in revenue, decreased energy and utility expenses due to lower energy prices, lower management fees due to a lower incentive management fee, and lower real estate taxes offset increases in other indirect expenses. Repairs and maintenance, sales and marketing expenses, insurance, personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2013 decreased approximately $0.2 million, or 7.5%, to $2.0 million compared to depreciation and amortization of approximately $2.2 million for the three months ended June 30, 2012.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2013 increased approximately $0.1 million, or 16.7%, to approximately $1.1 million compared to general and administrative expenses of approximately $1.0 million for the three months ended June 30, 2012. Costs relating to the company name change as well as severance costs for a senior-level employee contributed to the increase.

Interest Expense. Interest expense for the three months ended June 30, 2013 decreased approximately $2.0 million, or 45.5%, to approximately $2.3 million compared to interest expense of approximately $4.3 million for the three months ended June 30, 2012. Most of the decrease related to the premium paid of approximately $0.8 million to redeem approximately 45% of the outstanding shares of Preferred Stock and the related write-off of unamortized issuance costs of approximately $0.7 million in the prior period. The remaining decrease related to a lower effective interest rate on our outstanding debt.

Equity Income (Loss) in Joint Venture. Equity income in joint venture for the three months ended June 30, 2013 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the three months ended June 30, 2013, we realized net income of approximately $0.1 million related to our 25.0% interest compared to net loss of approximately $0.1 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, the hotel reported occupancy of 85.8%, ADR of $138.54 and RevPAR of $118.83. This compares with results reported by the hotel for the three months ended June 30, 2012 of occupancy of 80.5%, ADR of $133.47 and RevPAR of $107.45.

Unrealized Gain (Loss) on Warrant Derivative. The Company recognized an unrealized gain of approximately $0.1 million on the value of the warrant derivative issued in April 2011 to the purchasers of Preferred Stock for the three months ended June 30, 2013 compared to an unrealized loss of approximately $1.5 million for the three months ended June 30, 2012. The unrealized gains and losses are mostly attributable to the change in the market price of our common stock.

Income Taxes. The income tax provision for the three months ended June 30, 2013 increased approximately $0.1 million or 16.0% to approximately $1.1 million compared to an income tax provision of approximately $1.0 million for the three months ended June 30, 2012. The income tax provision is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized greater operating income for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net Income (Loss) Attributable to the Company. The Company realized net income for the three months ended June 30, 2013 of approximately $1.3 million compared to a net loss of approximately $1.7 million for the three months ended June 30, 2012 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Revenue. Total revenue for the six months ended June 30, 2013 increased approximately $0.3 million, or 0.7%, to approximately $45.4 million compared to total revenue of approximately $45.1 million for the six months ended June 30, 2012. Each of our properties experienced increases in revenue except our Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; and Hampton, Virginia properties.

Room revenue increased approximately $0.7 million, or 2.2%, to approximately $32.4 million for the six months ended June 30, 2013 compared to room revenue of approximately $31.7 million for the six months ended June 30, 2012. The increase in room revenue for the six months ended June 30, 2013 resulted from a 5.1% increase in ADR which was offset by a 2.2% decrease in occupancy as compared to the same period in 2012. Our property in Raleigh, North Carolina continues to experience a significant increase as a result of the rebranding to a DoubleTree by Hilton.

Food and beverage revenues decreased approximately $0.4 million, or 3.1%, to approximately $10.8 million for the six months ended June 30, 2013 compared to food and beverage revenues of approximately $11.2 million for the six months ended June 30, 2012. Decreases in food and beverage revenue at our properties in Savannah, Georgia and Tampa, Florida were offset by increases in banqueting revenue at our property in Raleigh, North Carolina.

Revenue from other operating departments decreased approximately $0.1 million, or 2.2%, to approximately $2.2 million for the six months ended June 30, 2013 compared to revenue from other operating departments of approximately $2.3 million for the six months ended June 30, 2012.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $32.3 million for the six months ended June 30, 2013, a decrease of approximately $0.4 million, or 1.1%, compared to total hotel operating expenses of approximately $32.7 million for the six months ended June 30, 2012.

Rooms expense for the six months ended June 30, 2013 increased approximately $0.2 million, or 1.9%, to approximately $8.6 million compared to rooms expense of approximately $8.4 million for the six months ended June 30, 2012.

Food and beverage expenses for the six months ended June 30, 2013 decreased approximately $0.5 million, or 6.0%, to approximately $6.9 million compared to food and beverage expenses of approximately $7.4 million for the six months ended June 30, 2012. Most of the decrease in food and beverage expense was directly related to the decrease in food and beverage revenues. Despite the decrease in food and beverage revenue, cost control measures enabled us to increase food and beverage margins from 34.2% to 36.1%.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2013 remained constant at approximately $16.6 million compared to indirect expenses for the six months ended June 30, 2012. While franchise fees increased directly in proportion to the increase in revenue, decreased energy and utility expenses due to lower energy prices, lower management fees due to a lower incentive management fee, and lower real estate taxes offset those and other increases in other indirect expenses. Repairs and maintenance, sales and marketing expenses, insurance, personal property taxes as well as general and administrative costs at the property level are also included in indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2013 decreased approximately $0.3 million, or 6.7%, to $4.1 million compared to depreciation and amortization of approximately $4.4 million for the six months ended June 30, 2012.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2013 increased approximately $0.1 million, or 5.9%, to approximately $2.2 million compared to corporate and general administrative expenses of approximately $2.1 million the six months ended June 30, 2012.

Interest Expense. Interest expense for the six months ended June 30, 2013 decreased approximately $2.6 million, or 33.8%, to approximately $5.0 million compared to interest expense of approximately $7.6 million for the six months ended June 30, 2012. Most of the decrease related to the write-off of unamortized loan costs in conjunction with the extinguishment of the credit facility of approximately $0.5 million, the premium paid of approximately $0.8 million to redeem approximately 45% of the outstanding shares of Preferred Stock and the related write-off of unamortized issuance costs of approximately $0.7 million in the prior period which were offset by the premium paid to redeem 1,902 shares of Preferred Stock of approximately $0.2 million and the write-off of unamortized issuance costs related to the redeemed shares of approximately $0.1 million in the current period. The remaining decrease related to a lower effective interest rate on our outstanding debt.

Equity Income in Joint Venture. Equity income in joint venture for the six months ended June 30, 2013 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the six months ended June 30, 2013, our 25.0% share of the net income of the hotel increased approximately $0.4 million, or 213.5%, to approximately $0.6 million compared to net income of approximately $0.2 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, the hotel reported occupancy of 87.2%, ADR of $173.14 and RevPAR of $150.97. This compares with results reported by the hotel for the six months ended June 30, 2012 of occupancy of 84.0%, ADR of $156.94 and RevPAR of $131.85.

Unrealized Loss on Warrant Derivative. The Company recognized an unrealized loss of approximately $2.7 million on the value of the warrant derivative issued in April 2011 to the purchasers of Preferred Stock for the six months ended June 30, 2013 as well as an unrealized loss of approximately the same amount for the six months ended June 30, 2012. The unrealized losses are mostly attributable to the change in the market price of our common stock.

Income Taxes. The income tax provision for the six months ended June 30, 2013 increased approximately $0.3 million, or 29.4%, to approximately $1.4 million compared to an income tax provision of approximately $1.1 million for the six months ended June 30, 2012. The income tax provision is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized greater operating income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net Loss Attributable to the Company. The net loss attributable to the Company for the six months ended June 30, 2013 decreased approximately $2.6 million, or 67.5%, to approximately $1.3 million as compared to a net loss of approximately $3.9 million for the six months ended June 30, 2012 as a result of the operating results discussed above.

Non-GAAP Financial Measures

We consider FFO, Adjusted FFO and Hotel EBITDA, all of which are non-GAAP financial measures, to be key supplemental measures of our performance and could be considered along with, not alternatives to, net income (loss) as a measure of our performance. These measures do not represent cash generated from operating activities determined by generally accepted accounting principles (“GAAP”) or amounts available for our discretionary use and should not be considered alternative measures of net income, cash flows from operations or any other operating performance measure prescribed by GAAP.

FFO and Adjusted FFO. Industry analysts and investors use FFO as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself.

We consider FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs.

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including any unrealized gain (loss) on its hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, costs associated with the departure of executive officers and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative of the on-going performance of our business and assets. Our calculation of Adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net income (loss)	$1,701,050	$(2,146,312)	$(1,654,717)	$(5,126,655)
Depreciation and amortization	2,031,050	2,195,591	4,083,871	4,375,554
Equity in depreciation and amortization of joint venture	133,387	182,930	268,489	320,742

FFO	$3,865,487	$232,209	$2,697,643	$(430,359)
Unrealized (gain)/loss on hedging activities(1)	(18,252)	22,446	(45,575)	37,127
Unrealized (gain)/loss on warrant derivative	(88,855)	1,521,142	2,680,210	2,684,900
(Increase)/decrease in deferred income taxes	1,056,056	950,037	1,317,752	1,168,311
Loss on early extinguishment of debt(2)	—	1,510,788	337,136	1,982,184

Adjusted FFO	$4,814,436	$4,236,622	$6,987,166	$5,442,163

(1)	Includes equity in unrealized loss on hedging activities of joint venture.
(2)	Reflected in interest expense for the periods presented above.

Hotel EBITDA. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) equity in the income or loss of equity investees, (4) unrealized gains and losses on derivative instruments not included in other comprehensive income, (5) gains and losses on disposal of assets, (6) realized gains and losses on investments, (7) impairment of long-lived assets or investments, (8) corporate general and administrative expense; (9) depreciation and amortization; and (10) other operating revenue not related to our wholly-owned portfolio. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control. We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

The Company’s calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net income (loss)	$1,701,050	$(2,146,312)	$(1,654,717)	$(5,126,655)
Interest expense	2,332,644	4,283,732	5,013,191	7,572,362
Interest income	(3,654)	(3,169)	(7,559)	(7,852)
Income tax provision (benefit)	1,111,818	958,146	1,374,873	1,062,721
Depreciation and amortization	2,031,050	2,195,591	4,083,871	4,375,554
Equity in (earnings)/loss of joint venture	(87,377)	88,080	(557,116)	(177,714)
Unrealized (gain)/loss on warrant derivative	(88,855)	1,521,142	2,680,210	2,684,900
Corporate general and administrative	1,123,684	962,948	2,217,471	2,094,534
Net lease rental income	(87,500)	(87,500)	(175,000)	(175,000)
Other fee income	(65,835)	(58,909)	(160,159)	(141,525)

Hotel EBITDA	$7,967,025	$7,713,749	$12,815,065	$12,161,325

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the six months ended June 30, 2013 was approximately $7.0 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt), quarterly payments of dividends on the Preferred Stock and the payment of dividends (distributions) to our stockholders (and unitholders) in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. We spent approximately $3.2 million during the six months ended June 30, 2013 on capital expenditures, of which, approximately $2.3 million related to the routine replacement of furniture, fixtures and equipment and $0.9 million related to renovation of our properties in Philadelphia, Pennsylvania and Jacksonville, Florida. We also contributed approximately $1.0 million during the six months ended June 30, 2013 into reserves required by the lenders for the Hilton Wilmington Riverside, Hilton Savannah DeSoto, Hilton Philadelphia Airport, Sheraton Louisville Riverside and the Crowne Plaza Hampton Marina according to the provisions of the loan agreements. During the six months ended June 30, 2013, we received reimbursements from those reserves of approximately $0.8 million for capital expenditures related to those properties for periods ending on or before March 31, 2013.

Financing Activities. On March 26, 2013, the Company used the net proceeds of the mortgage on the DoubleTree by Hilton Brownstone-University to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million.

On June 17, 2013, we provided approximately $0.9 million in cash collateral to the lender for the Crowne Plaza Jacksonville Riverfront in order to comply with the terms of the loan agreement following the property’s failure to meet its debt service coverage test for the period ended March 31, 2013.

On June 28, 2013, the Company entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia. Pursuant to the agreement, the Company reduced the outstanding indebtedness by approximately $1.1 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will approximate historical norms for the industry. Historically, we have aimed to maintain overall capital expenditures at 4.0% of gross revenue, except for those capital expenditures required by our lenders as a condition to a financing arrangement or by our franchisors as a condition to a franchise license or license renewal.

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

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of approximately $10.8 million, of which approximately $4.3 million was reserved for real estate taxes, capital improvement and certain other expenses, or otherwise restricted. We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and quarterly payment of dividends on the Preferred Stock.

In March 2013, we entered into a First Amendment to the Loan Agreement and other amendments to secure additional proceeds on the original $8.0 million mortgage on the DoubleTree by Hilton Brownstone-University with its existing lender. We used the net proceeds to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million. The redemption resulted in a prepayment fee of approximately $0.2 million.

In June 2013, the mortgage on the Crowne Plaza Hampton Marina was extended until June 30, 2014 and we reduced the mortgage balance by approximately $1.1 million. Pursuant to certain terms and conditions, the Company may extend the maturity date of the loan to June 30, 2015.

On August 1, 2013, the Company obtained a $15.6 million mortgage with CIBC, Inc. on the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The maturity date is August 1, 2018. Approximately $0.7 million of the loan proceeds were placed into a restricted reserve which can be disbursed to the Company upon satisfaction of certain financial performance criteria. The remaining proceeds of the mortgage were used to repay the existing mortgage indebtedness, to pay closing costs, to redeem 2,460 shares of the Company’s Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of related accrued and unpaid cash and stock dividends and for working capital. The redemption resulted in a prepayment fee of approximately $0.2 million.

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

We believe there will be opportunities to acquire properties in the future that meet our strategic goals and provide attractive long term returns. However, with the constraints of the covenants in our Preferred Stock instrument, we have limited ability to incur additional debt in order to take advantage of such opportunities. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue additional and permissible joint venture transactions and equity or debt financing in the future to enable us to take advantage of such opportunities. However, should additional and permissible joint venture transactions and equity or debt financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt, redemption of the Preferred Stock, repayment of the loan from the Carlyle entity that is the other member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, and obligations under our tax indemnity agreements, if any. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of some or all the following (to the extent permitted by our Preferred Stock instrument):

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

•	The issuance by the Operating Partnership and/or subsidiary entities of secured and unsecured debt securities.

Financial Covenants

Our mortgage loan agreements contain various financial covenants. Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, general economic conditions and disruption caused by renovation activity or major weather disturbances.

If we violate the financial covenants contained in these agreements, we may attempt to negotiate waivers of the violations or amend the terms of the applicable mortgage loan agreement with the lender; however, we can make no assurance that we would be successful in any such negotiation or that, if successful in obtaining waivers or amendments, such waivers or amendments would be on attractive terms. Some mortgage loan agreements provide alternate cure provisions which may allow us to otherwise comply with the financial covenants by obtaining an appraisal of the hotel, prepaying a portion of the outstanding indebtedness or by providing cash collateral until such time as the financial covenants are met by the collateralized property without consideration of the cash collateral. Alternate cure provisions which include prepaying a portion of the outstanding indebtedness or providing cash collateral may have a material impact on our liquidity.

If we are unable to negotiate a waiver or amendment or satisfy alternate cure provisions, if any, or unable to meet any alternate cure requirements and a default were to occur, we would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financing, subject to the terms and conditions of the Preferred Stock instrument.

Under the terms of our non-recourse secured mortgage loan agreements, failure to comply with the financial covenants in the loan agreement triggers cash flows from the property to be directed to the lender, which may limit our overall liquidity as that cash flow would not be available to us.

As of June 30, 2013, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans. We continue to be in compliance under the terms of the covenants in our mortgage loan agreement for the Crowne Plaza Jacksonville Riverfront by providing approximately $0.9 million cash collateral.

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

In July 2011, in part due to improving operating trends, we reevaluated our quarterly dividend policy and reinstated our quarterly common stock dividend (distribution). On July 18, 2011, we authorized the first payment of a quarterly dividend (distribution) of $0.02 per common share (and unit) to our stockholders (and unitholders of the Operating Partnership) of record as of September 15, 2011 which was paid on October 11, 2011. Dividends (distributions) have been declared in each subsequent quarterly period. In July 2012, we authorized an increase in the quarterly dividend (distribution) to $0.03 per common share (and unit). In January 2013, we authorized another increase in the quarterly dividend (distribution) to $0.035 per common share (and unit) and increased the quarterly dividend (distribution) again in July 2013 to $0.04 per common share (and unit).

Our ability to make common stock distributions is constrained by the terms of the Preferred Stock instrument. The Preferred Stock instrument permits us to pay a dividend on our common stock subject to certain requirements, including liquidity thresholds. At present, we meet and exceed these requirements to pay a dividend on our common stock in an amount minimally necessary in order to maintain our status as a REIT. The Preferred Stock instrument requires a minimum liquidity position of $7.5 million as a condition to payment of a dividend on common stock.

The amount of future common stock distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Code’s annual distribution requirements, the terms of our Preferred Stock instrument, and other factors, which our board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.

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

Carlyle owns a 75.0% controlling interest in the JV Owner and the Joint Venture Lessee. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach Resort without our consent. We account for our noncontrolling 25.0% interest in all of these entities under the equity method of accounting.

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

Geographic Concentration and Seasonality

Our hotels are located in Florida, Georgia, Indiana, Maryland, North Carolina, Pennsylvania and Virginia. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.

The operations of our hotel properties have historically been seasonal, and the results of operations depend on the location and type of market in which an individual hotel resides. Our hotels are predominately in high demand markets in the Southeastern United States and often experience slow periods from mid-November through mid-February, with the exception of hotels located in markets, namely in Florida, that experience significant room demand during this period.

Critical Accounting Policies

The critical accounting policies are described below. We consider these policies critical because they involve difficult management judgments and assumptions, are subject to material change from external factors or are pervasive, and are significant to fully understand and evaluate our reported financial results.

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 7 to 39 years for buildings and improvements and 3 to 10 years for furniture and equipment. In accordance with generally accepted accounting principles, the controlling interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and noncontrolling interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties, which were contributed to us in connection with our initial public offering, are recorded at historical cost basis. Noncontrolling interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value at the time of acquisition.

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs a recoverability analysis to determine if the estimated undiscounted future cash flows from operating activities and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of a hotel property, an adjustment to reduce the carrying value to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

There were no charges for impairment of hotel properties recorded for the three months and six months ended June 30, 2013 or 2012.

In performing the recoverability analysis, we project future operating cash flows based upon significant assumptions regarding growth rates, occupancy, room rates, economic trends, property-specific operating costs and future capital expenditures required to maintain the hotel in its current operating condition. We also project cash flows from the eventual disposition of the hotel based upon various factors including property-specific capitalization rates, ratio of selling price to gross hotel revenues and the selling price per room.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2013. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

For a summary of recently adopted and newly issued accounting pronouncements, please refer to the Recent Accounting Pronouncements section of Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations, and future plans are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward-looking. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions that affect occupancy rates and revenues at the Company’s hotels and the demand for hotel products and services;

•	risks associated with the hotel industry, including competition, increases in wages and other labor costs, energy costs and other operating costs;

•	the magnitude and sustainability of the economic recovery in the hospitality industry and in the markets in which the Company operates;

•	the availability and terms of financing and capital and the general volatility of the securities markets;

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

These risks and uncertainties should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law. In addition, our past results are not necessarily indicative of our future results.

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

As of June 30, 2013, we had approximately $98.3 million of fixed-rate debt and approximately $52.7 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.66%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the Crowne Plaza Hampton Marina and the Hilton Philadelphia Airport of 0.45% and 0.50%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport, the mortgage on the Crowne Plaza Jacksonville Riverfront and the loan from the Carlyle Affiliate Lender remain at approximately $52.7 million, the balance at June 30, 2013, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $448,000.

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

As of June 30, 2013, there was no change in Sotherly Hotels Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotel Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

We own a limited number of hotels and significant adverse changes at one hotel could have a material adverse effect on our financial performance and may limit our ability to make distributions to stockholders.

As of June 30, 2013, our portfolio consisted of nine wholly-owned properties and one joint venture property with a total of 2,424 rooms. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

Restrictive covenants in certain of our franchise agreements contain provisions that may operate to limit our ability to sell or refinance our hotels, which could have a material adverse effect on us.

Franchise agreements typically contain covenants that may affect our ability to sell or refinance a hotel, including requirements to obtain the consent of the franchisor in the event of such a sale or refinancing transaction. In the event that a franchisor’s consent is not forthcoming, the terms of a sale or refinancing may be less favorable to us than would otherwise be the case. Some of our franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the hotel management company engaged to manage the hotel. Generally, we may be limited in our ability to sell, lease or otherwise transfer hotels unless the transferee is not a competitor of the franchisor and the transferee agrees to assume the related franchise agreements. If the franchisor does not consent to the sale or financing of our hotels, we may be unable to consummate transactions that are in our best interests or the terms of those transactions may be less favorable to us, which could have a material adverse effect on our financial condition and the execution of our strategies.

We must comply with financial covenants in our mortgage loan agreements.

Our mortgage loan agreements contain various financial covenants. Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, general economic conditions and disruption caused by renovation activity or major weather disturbances.

If we violate the financial covenants contained in these agreements, we may attempt to negotiate waivers of the violations or amend the terms of the applicable mortgage loan agreement with the lender; however, we can make no assurance that we would be successful in any such negotiation or that, if successful in obtaining waivers or amendments, such waivers or amendments would be on attractive terms. Some mortgage loan agreements provide alternate cure provisions which may allow us to otherwise comply with the financial covenants by obtaining an appraisal of the hotel, prepaying a portion of the outstanding indebtedness or by providing cash collateral until such time as the financial covenants are met by the collateralized property without consideration of the cash collateral. Alternate cure provisions which include prepaying a portion of the outstanding indebtedness or providing cash collateral may have a material impact on our liquidity.

If we are unable to negotiate a waiver or amendment or satisfy alternate cure provisions, if any, or unable to meet any alternate cure requirements and a default were to occur, we would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financing, subject to the terms and conditions of the Preferred Stock instrument. We are uncertain whether we will be able to refinance these obligations or if refinancing terms will be favorable.

Hedging against interest rate exposure may adversely affect us and our hedges may fail to protect us from the losses that the hedges were designed to offset.

Subject to maintaining our qualification as a REIT, we may continue to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap agreements and swap agreements. These agreements involve the risks that these arrangements may fail to protect or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the financial instruments we select may not have the effect of reducing our interest rate risk;

•	the duration of the hedge may not match the duration of the related liability;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses, may fail to protect us from the losses that the hedges were designed to offset and could have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.4	Articles Supplementary of the Company.(2)

3.5	Amended and Restated Bylaws of the Company.(2)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(3)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(3)

10.42	2013 Long-Term Incentive Plan.(4)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(4)	Incorporated by reference as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 20, 2013.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date:	August 7, 2013	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

		By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.4	Articles Supplementary of the Company.(2)

3.5	Amended and Restated Bylaws of the Company.(2)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(3)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(3)

10.42	2013 Long-Term Incentive Plan.(4)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(4)	Incorporated by reference as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 20, 2013.