Form 10-Q
period 2013-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2013-11-07
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

SOTHERLY HOTELS INC.

(Exact name of registrant as specified in its charter)

MARYLAND	001-32379	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

SOTHERLY HOTELS LP

(Exact name of registrant as specified in its charter)

DELAWARE	001-36091	20-1965427
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

410 West Francis Street

Williamsburg, Virginia 23185

(757) 229-5648

(Address and Telephone Number of Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Sotherly Hotels Inc. Yes ☒ No ☐	Sotherly Hotels LP Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Sotherly Hotels Inc. Yes ☒ No ☐	Sotherly Hotels LP Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Sotherly Hotels Inc.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Sotherly Hotels LP

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sotherly Hotels Inc. Yes ☐ No ☒	Sotherly Hotels LP Yes ☐ No ☒

As of November 6, 2013, there were 10,206,927 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

We refer to Sotherly Hotels Inc. as the “Company,” Sotherly Hotels LP as the “Operating Partnership,” the Company’s common stock as “Common Stock,” the Company’s preferred stock as “Preferred Stock,” and the Operating Partnership’s preferred interest as the “Preferred Interest.” References to “we” and “our” mean the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires of where otherwise indicated.

The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2013 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

•	combined reports better reflect how management and investors view the business as a single operating unit;

•	combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and

•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;

•	the following Notes to Consolidated Financial Statements:

•	Note 8 – Equity; and

•	Note 14 – Earnings (Loss) Per Share and Unit;

•	Item 4 – Controls and Procedures; and

•	Item 6 – Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investment in hotel properties, net	$174,024,365	$176,427,904
Investment in joint venture	8,323,446	8,638,967
Cash and cash equivalents	23,785,009	7,175,716
Restricted cash	5,267,202	3,079,894
Accounts receivable	1,958,357	1,478,923
Accounts receivable-affiliate	10,127	8,657
Prepaid expenses, inventory and other assets	1,985,343	1,684,951
Shell Island sublease, net	300,245	480,392
Deferred income taxes	1,237,759	2,649,282
Deferred financing costs, net	3,536,730	2,406,183

TOTAL ASSETS	$220,428,583	$204,030,869

LIABILITIES
Mortgage loans	$139,784,729	135,674,432
Loans payable	3,650,220	4,025,220
Unsecured notes	27,600,000	—
Series A Cumulative Redeemable Preferred Stock, par value $0.01, 27,650 shares authorized, 0 and 14,228 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	14,227,650
Accounts payable and other accrued liabilities	7,728,337	6,786,684
Advance deposits	889,440	625,822
Dividends and distributions payable	521,525	389,179
Warrant derivative liability	7,990,712	4,969,752

TOTAL LIABILITIES	188,164,963	166,698,739

Commitments and contingencies (see Note 7)

EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 10,206,927 shares and 9,999,786 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	102,069	99,998
Additional paid in capital	57,500,847	57,020,979
Distributions in excess of retained deficit	(31,231,594)	(27,179,392)

Total Sotherly Hotels Inc. stockholders’ equity	26,371,322	29,941,585
Noncontrolling interest	5,892,298	7,390,545

TOTAL EQUITY	32,263,620	37,332,130

TOTAL LIABILITIES AND EQUITY	$220,428,583	$204,030,869

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
REVENUE
Rooms department	$15,290,818	$15,580,600	$47,692,797	$47,281,173
Food and beverage department	5,121,631	5,071,821	15,947,997	16,247,828
Other operating departments	1,046,188	1,118,792	3,258,298	3,379,880

Total revenue	21,458,637	21,771,213	66,899,092	66,908,881
EXPENSES
Hotel operating expenses
Rooms department	4,300,441	4,383,150	12,877,637	12,803,795
Food and beverage department	3,358,603	3,456,698	10,273,994	10,812,234
Other operating departments	121,715	125,023	347,739	365,961
Indirect	8,438,237	8,484,381	25,009,858	25,127,080

Total hotel operating expenses	16,218,996	16,449,252	48,509,228	49,109,070
Depreciation and amortization	2,038,000	2,150,007	6,121,871	6,525,561
Corporate general and administrative	866,551	978,473	3,084,023	3,073,008

Total operating expenses	19,123,547	19,577,732	57,715,122	58,707,639

NET OPERATING INCOME	2,335,090	2,193,481	9,183,970	8,201,242
Other income (expense)
Interest expense	(3,899,128)	(2,442,620)	(8,912,319)	(10,014,982)
Interest income	3,579	4,133	11,139	11,985
Equity income (loss) in joint venture	(122,637)	(162,463)	434,479	15,251
Unrealized loss on warrant derivative	(340,750)	(1,659,750)	(3,020,960)	(4,344,650)

Net loss before income taxes	(2,023,846)	(2,067,219)	(2,303,691)	(6,131,154)
Provision for income tax	(93,962)	(27,979)	(1,468,835)	(1,090,700)

Net loss	(2,117,808)	(2,095,198)	(3,772,526)	(7,221,854)
Add: Net loss attributable to the noncontrolling interest	468,086	480,178	838,478	1,658,825

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(1,649,722)	$(1,615,020)	$(2,934,048)	$(5,563,029)

Net loss per share attributable to the Company
Basic	$(0.16)	$(0.16)	$(0.29)	$(0.56)
Diluted	$(0.15)	$(0.15)	$(0.27)	$(0.53)
Weighted average number of shares outstanding
Basic	10,181,927	9,999,786	10,137,021	9,994,246
Diluted	11,203,156	10,801,390	11,088,876	10,603,240

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2012	9,999,786	$99,998	$57,020,979	$(27,179,392)	$7,390,545	$37,332,130
Issuance of restricted common stock awards	75,500	755	170,705	—	—	171,460
Dividends and distributions declared	—	—	—	(1,118,154)	(316,390)	(1,434,544)
Redemption of units in operating partnership	—	—	—	—	(32,900)	(32,900)
Conversion of units in operating partnership to shares of common stock	131,641	1,316	309,163	—	(310,479)	—
Net loss	—	—	—	(2,934,048)	(838,478)	(3,772,526)

Balances at September 30, 2013	10,206,927	$102,069	$57,500,847	$(31,231,594)	$5,892,298	$32,263,620

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flows from operating activities:
Net loss	$(3,772,526)	$(7,221,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,121,871	6,525,561
Equity income in joint venture	(434,479)	(15,251)
Unrealized (gain) loss on warrant derivative	3,020,960	4,344,650
Amortization of deferred financing costs	1,316,697	1,804,221
Paid-in-kind interest	186,293	316,386
Charges related to equity-based compensation	171,460	110,400
Changes in assets and liabilities:
Restricted cash	(395,207)	276,227
Accounts receivable	(479,434)	(752,263)
Prepaid expenses, inventory and other assets	(350,217)	(318,123)
Deferred income taxes	1,411,523	1,194,851
Accounts payable and other accrued liabilities	938,320	1,401,593
Advance deposits	263,618	602,154
Due from affiliates	(1,470)	17,534

Net cash provided by operating activities	7,997,409	8,286,086

Cash flows from investing activities:
Improvements and additions to hotel properties	(4,254,358)	(2,517,705)
Distributions from joint venture	750,000	250,000
Funding of restricted cash reserves	(1,554,466)	(1,552,843)
Proceeds of restricted cash reserves	1,104,440	1,215,972

Net cash used in investing activities	(3,954,384)	(2,604,576)

Cash flows from financing activities:
Proceeds of mortgage debt	7,187,287	44,000,000
Proceeds of unsecured notes	27,600,000	—
Redemption of redeemable preferred stock	(14,413,943)	(11,513,602)
Payments on credit facility	—	(25,537,290)
Pledge of cash collateral	(662,075)	—
Dividends and distributions paid	(1,302,198)	(778,038)
Redemption of units in operating partnership	(32,900)	(36,180)
Payment of deferred financing costs	(1,677,913)	(1,102,397)
Payments on mortgage debt and loans	(4,131,990)	(6,648,775)

Net cash provided by (used in) financing activities	12,566,268	(1,616,282)

Net increase (decrease) in cash and cash equivalents	16,609,293	4,065,228
Cash and cash equivalents at the beginning of the period	7,175,716	4,409,959

Cash and cash equivalents at the end of the period	$23,785,009	$8,475,187

Supplemental disclosures:
Cash paid during the period for interest	$7,761,110	$8,292,859

Cash paid during the period for income taxes	$143,138	$115,284

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investment in hotel properties, net	$174,024,365	$176,427,904
Investment in joint venture	8,323,446	8,638,967
Cash and cash equivalents	23,785,009	7,175,716
Restricted cash	5,267,202	3,079,894
Accounts receivable	1,958,357	1,478,923
Accounts receivable-affiliate	10,127	8,657
Prepaid expenses, inventory and other assets	1,985,343	1,684,951
Shell Island sublease, net	300,245	480,392
Deferred income taxes	1,237,759	2,649,282
Deferred financing costs, net	3,536,730	2,406,183

TOTAL ASSETS	$220,428,583	$204,030,869

LIABILITIES
Mortgage loans	$139,784,729	135,674,432
Loans payable	3,650,220	4,025,220
Unsecured notes	27,600,000	—
Series A Preferred Interest	—	14,227,650
Accounts payable and other accrued liabilities	7,728,337	6,786,684
Advance deposits	889,440	625,822
Dividends and distributions payable	521,525	389,179
Warrant derivative liability	7,990,712	4,969,752

TOTAL LIABILITIES	188,164,963	166,698,739

Commitments and contingencies (see Note 7)

PARTNERS’ CAPITAL
General Partner: 130,382 and 129,727 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	557,601	617,909
Limited Partners: 12,907,743 and 12,842,898 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	31,706,019	36,714,221

TOTAL PARTNERS’ CAPITAL	32,263,620	37,332,130

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$220,428,583	$204,030,869

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
REVENUE
Rooms department	$15,290,818	$15,580,600	$47,692,797	$47,281,173
Food and beverage department	5,121,631	5,071,821	15,947,997	16,247,828
Other operating departments	1,046,188	1,118,792	3,258,298	3,379,880

Total revenue	21,458,637	21,771,213	66,899,092	66,908,881
EXPENSES
Hotel operating expenses
Rooms department	4,300,441	4,383,150	12,877,637	12,803,795
Food and beverage department	3,358,603	3,456,698	10,273,994	10,812,234
Other operating departments	121,715	125,023	347,739	365,961
Indirect	8,438,237	8,484,381	25,009,858	25,127,080

Total hotel operating expenses	16,218,996	16,449,252	48,509,228	49,109,070
Depreciation and amortization	2,038,000	2,150,007	6,121,871	6,525,561
Corporate general and administrative	866,551	978,473	3,084,023	3,073,008

Total operating expenses	19,123,547	19,577,732	57,715,122	58,707,639

NET OPERATING INCOME	2,335,090	2,193,481	9,183,970	8,201,242
Other income (expense)
Interest expense	(3,899,128)	(2,442,620)	(8,912,319)	(10,014,982)
Interest income	3,579	4,133	11,139	11,985
Equity income (loss) in joint venture	(122,637)	(162,463)	434,479	15,251
Unrealized loss on warrant derivative	(340,750)	(1,659,750)	(3,020,960)	(4,344,650)

Net loss before income taxes	(2,023,846)	(2,067,219)	(2,303,691)	(6,131,154)
Provision for income tax	(93,962)	(27,979)	(1,468,835)	(1,090,700)

Net loss	$(2,117,808)	$(2,095,198)	$(3,772,526)	$(7,221,854)

Net loss per unit
Basic	$(0.16)	$(0.16)	$(0.29)	$(0.56)
Diluted	$(0.15)	$(0.15)	$(0.27)	$(0.53)
Weighted average number of units outstanding
Basic	13,038,125	12,974,647	13,037,422	12,974,399
Diluted	14,059,354	13,776,251	13,989,277	13,583,393

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(unaudited)

	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount
Balances at December 31, 2012	129,727	$617,909	12,842,898	$36,714,221	$37,332,130
Issuance of partnership units	755	3,059	74,745	168,401	171,460
Redemption of limited partnership units	(100)	(476)	(9,900)	(32,424)	(32,900)
Distributions declared	—	(14,345)	—	(1,420,199)	(1,434,544)
Net loss	—	(48,546)	—	(3,723,980)	(3,772,526)

Balances at September 30, 2013	130,382	$557,601	12,907,743	$31,706,019	$32,263,620

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flows from operating activities:
Net loss	$(3,772,526)	$(7,221,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,121,871	6,525,561
Equity income in joint venture	(434,479)	(15,251)
Unrealized (gain) loss on warrant derivative	3,020,960	4,344,650
Amortization of deferred financing costs	1,316,697	1,804,221
Paid-in-kind interest	186,293	316,386
Charges related to equity-based compensation	171,460	110,400
Changes in assets and liabilities:
Restricted cash	(395,207)	276,227
Accounts receivable	(479,434)	(752,263)
Prepaid expenses, inventory and other assets	(350,217)	(318,123)
Deferred income taxes	1,411,523	1,194,851
Accounts payable and other accrued liabilities	938,320	1,401,593
Advance deposits	263,618	602,154
Due from affiliates	(1,470)	17,534

Net cash provided by operating activities	7,997,409	8,286,086

Cash flows from investing activities:
Improvements and additions to hotel properties	(4,254,358)	(2,517,705)
Distributions from joint venture	750,000	250,000
Funding of restricted cash reserves	(1,554,466)	(1,552,843)
Proceeds of restricted cash reserves	1,104,440	1,215,972

Net cash used in investing activities	(3,954,384)	(2,604,576)

Cash flows from financing activities:
Proceeds of mortgage debt	7,187,287	44,000,000
Proceeds of unsecured notes	27,600,000	—
Redemption of Series A Preferred Interest	(14,413,943)	(11,513,602)
Payments on credit facility	—	(25,537,290)
Pledge of cash collateral	(662,075)	—
Distributions paid	(1,302,198)	(778,038)
Redemption of units in operating partnership	(32,900)	(36,180)
Payment of deferred financing costs	(1,677,913)	(1,102,397)
Payments on mortgage debt and loans	(4,131,990)	(6,648,775)

Net cash provided by (used in) financing activities	12,566,268	(1,616,282)

Net increase (decrease) in cash and cash equivalents	16,609,293	4,065,228
Cash and cash equivalents at the beginning of the period	7,175,716	4,409,959

Cash and cash equivalents at the end of the period	$23,785,009	$8,475,187

Supplemental disclosures:
Cash paid during the period for interest	$7,761,110	$8,292,859

Cash paid during the period for income taxes	$143,138	$115,284

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

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

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP, formerly MHI Hospitality, L.P. (the “Operating Partnership”). The Company also owns a 25.0% noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with CRP/MHI Holdings, LLC, an affiliate of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”).

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership. The Company, as general partner, conducts substantially all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership. Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Operating Partnership’s behalf.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at September 30, 2013, was approximately 78.3% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in this report to the “Company”, “Sotherly”, “we”, “us” and “our” refer to Sotherly Hotels Inc., its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and prior fiscal year include the following:

On March 5, 2012, we obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or acceptable replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish our indebtedness under the then-existing credit facility, for working capital, and to prepay a portion of our indebtedness under our then-existing agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which we, at such time, had the right to borrow up to $10.0 million on or before December 31, 2011 (the “Bridge Financing”). With this transaction, our syndicated credit facility was extinguished and the Crowne Plaza Tampa Westshore hotel property was released from such mortgage encumbrance.

On June 15, 2012, we entered into an amendment of our Bridge Financing that provided, subject to a $1.5 million prepayment which we made on June 18, 2012, that the amount of undrawn term loan commitments increased to $7.0 million, of which $2.0 million was reserved to repay principal amounts outstanding on the Crowne Plaza Jacksonville Riverfront hotel property.

On June 15, 2012, the Company simultaneously entered into an agreement with the holders of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) to redeem 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends.

On June 18, 2012, we obtained a $14.0 million mortgage with C1 Bank on the Crowne Plaza Tampa Westshore in Tampa, Florida. The mortgage bears interest at a rate of 5.60% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is June 18, 2017. Proceeds of the mortgage were used to pay the outstanding indebtedness under the then-existing Bridge Financing and to make a special distribution from the Operating Partnership to the Company to redeem the 11,514 shares of Preferred Stock referenced above.

On June 22, 2012, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until September 30, 2013. Under the terms of the extension, we were required to make monthly principal payments of $16,000 and additional quarterly principal payments to the lender of $200,000 each on July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013. Interest payable monthly pursuant to the mortgage remained at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum.

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

On March 22, 2013, we entered into a First Amendment to the Loan Agreement and other amendments to secure additional proceeds on the original $8.0 million mortgage on the DoubleTree by Hilton Brownstone-University hotel property with our existing lender, Premier Bank, Inc. Pursuant to the amended loan documents, the mortgage loan’s principal amount was increased to $10.0 million, the prepayment penalty was removed and the interest rate was fixed at 5.25%; if the mortgage loan is extended, it will adjust to a rate of 3.00% plus the current 5-year U.S. Treasury bill rate of interest, with an interest rate floor of 5.25%. The remaining original terms of the agreement remained the same.

On March 26, 2013, we used the net proceeds of the mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of accrued and unpaid cash and stock dividends.

On June 28, 2013, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2014. Under the terms of the extension, we made a principal payment of approximately $1.1 million to reduce the principal balance on the loan to approximately $6.0 million and are required to continue to make monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage will remain at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum. Pursuant to certain terms and conditions, we may extend the maturity date of the loan to June 30, 2015.

On August 1, 2013, we obtained a $15.6 million mortgage with CIBC, Inc. on the DoubleTree by Hilton Raleigh Brownstone – University in Raleigh, North Carolina. The mortgage bears interest at a rate of 4.78% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule. The maturity date is August 1, 2018. Approximately $0.7 million of the loan proceeds were placed into a restricted reserve which can be disbursed to us upon satisfaction of certain financial performance criteria. The remaining proceeds of the mortgage were used to repay the existing indebtedness, to pay closing costs, to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of accrued and unpaid cash and stock dividends and for working capital. The redemption resulted in a prepayment fee of approximately $0.2 million.

On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes (the “Notes”) in the aggregate amount of $27.6 million. The indenture requires quarterly payments of interest and matures on September 30, 2018. The proceeds were used to make a special distribution to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of Sotherly Hotels Inc., formerly MHI Hospitality Corporation, the Operating Partnership, MHI TRS and subsidiaries as of September 30, 2013 and December 31, 2012 and for the three months and nine months ended September 30, 2013 and 2012. The consolidated financial statements of the Operating Partnership presented herein include all of the accounts of Sotherly Hotels LP, MHI TRS and subsidiaries. Additionally, all administrative expenses of the Company and those expenditures made by the Company on behalf of the Operating Partnership are reflected as the administrative expenses, expenditures and obligations thereto of the Operating Partnership, pursuant to the terms of the Partnership Agreement. All significant inter-company balances and transactions have been eliminated.

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties which are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project, which constitute additions or improvements that extend the life of the property, are capitalized.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 7 to 39 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

Investment in Joint Venture – Investment in joint venture represents our noncontrolling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; (iii) the entity that had an option to purchase a three-acre development site with parking garage adjacent to the hotel and which leased the parking garage for use by the hotel; and (iv) the entity that owned the $22.0 million junior participation in the existing mortgage. Carlyle owns a 75.0% controlling indirect interest in all these entities. We account for our investment in the joint venture under the equity method of accounting and are entitled to receive our pro rata share of annual cash flow. We also have the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – We hold cash accounts at several institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) protection limits of $250,000. Our exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. Management monitors, on a regular basis, the financial condition of the financial institutions along with the balances there on deposit to minimize the Company’s potential risk.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, reserves for replacements of furniture, fixtures and equipment, and cash that is otherwise restricted pursuant to certain requirements in our various mortgage agreements.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of September 30, 2013 and December 31, 2012 were $207,864 and $240,489, respectively. Amortization expense for each of the three month periods ended September 30, 2013 and 2012 totaled $10,875 and for each of the nine month periods ended September 30, 2013 and 2012 totaled $32,625.

Deferred Financing Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

Derivative Instruments – Our derivative instruments are reflected as assets or liabilities on the balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity and partners’ capital to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings.

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we primarily used an interest-rate swap, which was required under the then-existing credit agreement and acted as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments without exchange of the underlying principal amount. We valued the interest-rate swap at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and included it in accounts payable and accrued liabilities. We also use derivative instruments in the Company’s stock to obtain more favorable terms on our financing. We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

We account for the warrant to purchase 1,900,000 shares of the Company’s common stock (the “Essex Warrant”) as well as the warrant to purchase 1,900,000 partnership units that was issued to the Company by the Operating Partnership (the “Warrant”) based upon the guidance enumerated in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in Entity’s Own Stock. Both the Essex Warrant and the Warrant contain a provision that could require an adjustment to the exercise price if we issued securities deemed to be dilutive and therefore is classified as a derivative liability. The Essex Warrant and the Warrant are carried at fair value with changes in fair value reported in earnings as long as they remain classified as a derivative liability.

The warrant derivative liability was valued at September 30, 2013 and December 31, 2012 using the Monte Carlo simulation method which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. The Monte Carlo simulation method takes into account, as of the valuation date, factors including the exercise price, the remaining term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our derivative instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
September 30, 2013
Warrant	$—	$(7,990,712)	$—
December 31, 2012
Warrant	—	(4,969,752)	—

Cumulative Mandatorily Redeemable Preferred Stock and Preferred Interest – We account for the Company’s Preferred Stock and the Operating Partnership’s Series A Preferred Interest (the “Preferred Interest”) based upon the guidance enumerated in ASC 480, Distinguishing Liabilities from Equity. The Preferred Stock was mandatorily redeemable on April 18, 2016, or upon the earlier occurrence of certain triggering events and therefore is classified as a liability instrument on the date of issuance. The Company’s sole source of funds to meet its obligations under the Articles Supplementary are special distributions from the Operating Partnership which the Company, as general partner, may declare at its sole discretion.

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

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income that does not relate to MHI Hospitality TRS, LLC, our wholly-owned taxable REIT subsidiary. MHI Hospitality TRS, LLC, which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of September 30, 2013, we have no uncertain tax positions. In addition, we recognize obligations for interest and penalties related to uncertain tax positions, if any, as income tax expense. As of September 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions to which we are subject generally include 2009 through 2012. In addition, as of September 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally also include 2004 through 2008.

Stock-based Compensation – The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) and its 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permit the grant of stock options, restricted (non-vested) stock and performance stock compensation awards to its employees for up to 350,000 and 750,000 shares of common stock, respectively. We believe that such awards better align the interests of its employees with those of its stockholders.

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees, and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of our executives and employees, all have vested except 30,000 shares issued to the Chief Financial Officer upon execution of his employment contract which will vest on each of the next five anniversaries of the effective date of his employment agreement. Regarding the restricted shares awarded to the Company’s independent directors, all of the shares have vested except 15,000 shares which vest at the end of 2013.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under either the 2004 Plan or the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of September 30, 2013, no performance-based stock awards have been granted under the 2004 Plan. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan totaled $17,880 and $60,731, respectively for the three months and nine months ended September 30, 2013 and $13,078 and $39,233, respectively, for the three months and nine months ended September 30, 2012. As of September 30, 2013, no awards have been granted under the 2013 Plan.

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. We do not have any items of comprehensive income (loss) other than net income (loss).

Segment Information – We have determined that our business is conducted in one reportable segment, hotel ownership.

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

Recent Accounting Pronouncements – There are no recent accounting pronouncements which we believe will have a material impact on our consolidated financial statements.

3. Acquisition of Hotel Properties

There were no new acquisitions during the nine months ended September 30, 2013.

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(unaudited)
Land and land improvements	$19,578,692	$19,429,571
Buildings and improvements	183,246,701	181,209,101
Furniture, fixtures and equipment	31,186,483	33,716,700

	234,011,876	234,355,372
Less: accumulated depreciation	(59,987,511)	(57,927,468)

	$174,024,365	$176,427,904

5. Debt

Credit Facility. During a portion of the nine months ended September 30, 2012, we had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company. The credit facility was established during the second quarter of 2006 and replaced a $23.0 million secured, revolving credit facility with BB&T. On March 5, 2012, we extinguished the credit facility in conjunction with the refinance of the mortgage on the Hilton Philadelphia Airport.

Mortgage Debt.As of September 30, 2013 and December 31, 2012, we had $139,784,729 and $135,674,432 of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels as of September 30, 2013:

Property	Balance Outstanding as of		Prepayment Penalties		Maturity Date		Amortization Provisions		Interest Rate
	September 30, 2013	December 31, 2012
	(unaudited)
Crowne Plaza Hampton Marina	$5,951,500	$7,559,625	None		06/30/2014	(1)	$16,000	(2)	LIBOR plus 4.55	%(3)
Crowne Plaza Jacksonville Riverfront	13,853,898	14,135,234	None		07/10/2015	(4)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,672,037	13,872,077	None		06/18/2017		25 years		5.60%
DoubleTree by Hilton Brownstone – University	15,582,552	7,816,867		(5)	08/01/2018		30 years		4.78%
Hilton Philadelphia Airport	28,927,294	29,502,666	None		08/30/2014	(6)	25 years		LIBOR plus 3.00	%(7)
Hilton Savannah DeSoto	21,705,310	22,051,314	Yes	(8)	08/01/2017		25 years	(9)	6.06%
Hilton Wilmington Riverside	21,046,409	21,416,922	Yes	(8)	04/01/2017		25 years	(10)	6.21%
Holiday Inn Laurel West	7,182,558	7,300,465	Yes	(11)	08/05/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	11,863,171	12,019,262		(5)	01/06/2017		25 years		6.24%

Total	$139,784,729	$135,674,432

(1)	The note provides that the mortgage can be extended until June 30, 2015 if certain conditions have been satisfied.
(2)	The Company is required to make monthly principal payments of $16,000.
(3)	The note bears a minimum interest rate of 5.00%.
(4)	The note provides that the mortgage can be extended until July 10, 2016 if certain conditions have been satisfied.
(5)	With limited exception, the note may not be prepaid until two months before maturity.
(6)	The note provides that the mortgage can be extended until March 1, 2017 if certain conditions have been satisfied.
(7)	The note bears a minimum interest rate of 3.50%.
(8)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(9)	The note provided for payments of interest only until August 1, 2010 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures on August 1, 2017.
(10)	The note provided for payments of interest only until April 1, 2009 after which payments of principal and interest under a 25-year amortization schedule are due until the note matures in April 1, 2017.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

With the exception of our mortgage on the Crowne Plaza Tampa Westshore, as of September 30, 2013, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans. The Crowne Plaza Tampa Westshore did not realize sufficient operating performance for the four calendar quarters ended September 30, 2013 to meet the debt service coverage requirements of the mortgage loan agreement. While we believe that the property should be able to meet the debt service coverage requirements in future periods, without a waiver from the lender, we may be required to repay all or a portion of the outstanding indebtedness. We continue to be in compliance under the terms of the covenants in our mortgage loan agreement for the Crowne Plaza Jacksonville Riverfront by providing approximately $0.7 million cash collateral.

Total mortgage debt maturities as of September 30, 2013 without respect to any additional loan extensions for the following twelve-month periods were as follows:

September 30, 2014	$37,168,940
September 30, 2015	15,487,777
September 30, 2016	2,134,026
September 30, 2017	63,932,193
September 30, 2018	14,798,936
Thereafter	6,262,857

Total future maturities	$139,784,729

Unsecured Notes. On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million. The indenture requires quarterly payments of interest and matures on September 30, 2018. The notes are callable after September 30, 2016 at 101% of face value.

Other Loans. On February 9, 2009, an indirect subsidiary of ours which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving our liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount we contributed to the joint venture to enable the joint venture to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan are tied to a note that is secured by a mortgage on the property. The loan, which currently bears a rate of LIBOR plus additional interest of 3.00%, requires monthly payments of interest and principal equal to 50.0% of any distributions it receives from the joint venture. The mortgage to which the loan is tied matures in August 2014. The outstanding balance on the loan at both September 30, 2013 and December 31, 2012 was $3,650,220 and $4,025,220, respectively.

Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company had the right to borrow up to $10.0 million before the earlier of December 31, 2011 or the redemption in full of the Preferred Stock. On December 21, 2011, the Company entered into an amendment to the agreement extending the right to borrow the remainder of the available financing until May 31, 2013. The principal amount borrowed bore interest at the rate of 9.25% per annum, payable quarterly in arrears. The outstanding balance on the Bridge Financing at September 30, 2013 and December 31, 2012 was $0.0 million.

6. Preferred Stock, Preferred Interest and Warrants

Preferred Stock. On April 18, 2011, the Company entered into a securities purchase agreement with Essex Illiquid, LLC and Richmond Hill Capital Partners, LP for gross proceeds of $25.0 million. The Company issued 25,000 shares of Preferred Stock and the Warrant to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share.

The Company has designated a class of preferred stock, the Preferred Stock, consisting of 27,650 shares with $0.01 par value per share, having a liquidation preference of $1,000.00 per share pursuant to Articles Supplementary, which sets forth the preferences, rights and restrictions for the Preferred Stock. The Preferred Stock is non-voting and non-convertible. The holders of the Preferred Stock have a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of Preferred Stock at an annual rate of 2.0% of the liquidation preference per share. As set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will have the exclusive right, voting separately as a single class, to elect one (1) member of the Company’s board of directors. In addition, under certain circumstances as set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock will be entitled to appoint a majority of the members of the board of directors. The holder(s) of the Company’s Preferred Stock will be entitled to require that the Company redeem the Preferred Stock under certain circumstances, but no later than April 18, 2016, and on such terms and at such price as is set forth in the Articles Supplementary.

Concurrent with the issuance of the Preferred Stock, the Operating Partnership issued the Preferred Interest to the Company in an amount equivalent to the proceeds of the Preferred Stock received by the general partner pursuant to the terms of the Partnership Agreement. The Partnership Agreement also authorizes the general partner to make special distributions to the Company related to its Preferred Interest for the sole purpose of fulfilling the Company’s obligations with respect the Preferred Stock. In addition, the Operating Partnership issued the Warrant to purchase 1,900,000 partnership units at an amount equal to the consideration received by the Company upon exercise of the Essex Warrant, as amended.

On June 15, 2012, the Company entered into an agreement with the holders of the Company’s Preferred Stock to redeem 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends.

On June 18, 2012, we used a portion of the proceeds of the mortgage on the Crowne Plaza Tampa Westshore to make a special distribution by the Operating Partnership to the Company to redeem the 11,514 shares of Preferred Stock. The redemption resulted in a prepayment fee of approximately $0.8 million. In addition, approximately $0.7 million in unamortized issuance costs related to the redeemed shares were written off.

On March 26, 2013, we used the net proceeds of an expansion of the mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million. In addition, $0.1 million in unamortized issuance costs related to the redeemed shares were written off.

On August 1, 2013, we used the net proceeds of a new mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million. In addition, $0.1 million in unamortized issuance costs related to the redeemed shares were written off.

On September 30, 2013, we used a portion of the proceeds of the unsecured notes offering to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million. In addition, $0.4 million in unamortized issuance costs related to the redeemed shares were written off.

As of September 30, 2013 and December 31, 2012, there were 0 and 14,228 shares of the Preferred Stock issued and outstanding, respectively.

Warrants. The Essex Warrant, as modified, entitles the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock. Pursuant to the Essex Warrant amendment, the exercise price per share of common stock covered by the Essex Warrant shall be adjusted in the event of payment of cash dividends to holders of common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment does not take into account dividends declared prior to January 1, 2012. At September 30, 2013, the adjusted exercise price was $2.04 per share. The Essex Warrant expires on October 18, 2016. The Essex Warrant holders have no voting rights. The exercise price and number of shares of common stock issuable upon exercise of the Essex Warrant are both subject to additional adjustments under certain circumstances. The Essex Warrant also contains a cashless exercise right. Under certain circumstances as set forth in the Essex Warrant, the holders of the Essex Warrant will be entitled to participate in certain future securities offerings of the Company.

Concurrently with the issuance of the Essex Warrant, the Operating Partnership issued the Warrant to the Company. Under the terms of the Warrant, the Company is obligated to exercise the Warrant immediately and concurrently if at any time the Essex Warrant is exercised by its holders. In that event, the Operating Partnership shall issue an equivalent number of the partnership units and shall be entitled to receive the proceeds received by the Company upon exercise of the Essex Warrant.

On the date of issuance, we determined the fair market value of the warrants was approximately $1.6 million using the Black-Scholes option pricing model assuming an exercise price of $2.25 per share of common stock, a risk-free interest rate of 2.26%, a dividend yield of 5.00%, expected volatility of 60.0%, and an expected term of 5.5 years, and is included in deferred financing costs. The deferred cost is amortized to interest expense in the accompanying consolidated statements of operations over the period of issuance to the mandatory redemption date of the Preferred Stock.

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. These areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months and nine months ended September 30, 2013 totaled $15,867 and $48,490, respectively, and totaled $17,074 and $49,136 for the three months and nine months ended September 30, 2012, respectively, for this operating lease.

We lease, as landlord, the entire fourteenth floor of the Savannah hotel property to The Chatham Club, Inc. under a ninety-nine year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease.

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expired August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. The Company holds an exclusive and irrevocable option to purchase the leased land at fair market value no earlier than August 1, 2018, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and nine months ended September 30, 2013 totaled $23,871 and $71,612, respectively, and totaled $23,871 and $71,612 for the three months and nine months ended September 30, 2012, respectively.

We lease a parking lot adjacent to the Crowne Plaza Tampa Westshore under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense totaled $651 and $1,952 for the three months and nine months ended September 30, 2013, respectively, and totaled $638 and $1,864 for the three months and nine months ended September 30, 2012, respectively.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land is leased under a five-year operating lease, which expires in September 2017, requiring annual payments of $6,020. Rent expense totaled $1,505 and $4,515 for the three months and nine months ended September 30, 2013, respectively, and totaled $1,285 and $3,765 for the three months and nine months ended September 30, 2012, respectively.

We lease 4,836 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018. Rent expense totaled $15,848 and $43,348 for the three months and nine months ended September 30, 2013, respectively, and totaled $13,750 and $41,250 for the three months and nine months ended September 30, 2012, respectively.

We lease 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $10,911 and $32,982 for the three months and nine months ended September 30, 2013, respectively, and totaled $11,474 and $33,746 for the three months and nine months ended September 30, 2012, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between August 2013 and September 2017.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

September 30, 2014	$426,523
September 30, 2015	382,240
September 30, 2016	329,482
September 30, 2017	121,186
September 30, 2018	86,953

Total future minimum lease payments	$1,346,384

Management Agreements – At September 30, 2013, each of our wholly-owned operating hotels, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. We entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 (see Note 9).

Franchise Agreements – As of September 30, 2013, all of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee of 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the Sheraton Louisville Riverside and the DoubleTree by Hilton Brownstone-University an amount equal to 1/12 of the annual real estate taxes due for the properties. In addition, the lender on the DoubleTree by Hilton Brownstone-University requires that we escrow an amount equal to 1/12 of our annual insurance premiums. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hampton Marina, the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh Brownstone-University and equal 4.0% of room revenues for the Hilton Philadelphia Airport.

Pursuant to the terms of the fifth amendment to the then-existing credit agreement and until its termination in March 2012, we were required to escrow with our lender an amount sufficient to pay the real estate taxes as well as property and liability insurance for the encumbered properties when due. In addition, we were required to make monthly contributions equal to 3.0% of room revenues into a property improvement fund.

Litigation – We are not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us. We are involved in routine legal proceedings arising out of the ordinary course of business, all of which we expect to be covered by insurance. We do not expect any pending legal proceedings to have a material impact on our financial condition or results of operations.

8. Equity

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

On August 16, 2013, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock.

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

As of September 30, 2013 and December 31, 2012, the Company had 10,206,927 and 9,999,786 shares of common stock outstanding, respectively.

Warrants for Shares of Common Stock – The Company has granted no warrants representing the right to purchase common stock other than the Essex Warrant described in Note 6.

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

As of September 30, 2013 and December 31, 2012, the total number of Operating Partnership units outstanding was 2,831,198 and 2,972,839, with a fair market value of approximately $13.4 million and $9.9 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

MHI Hotels Services. As of September 30, 2013, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer as well as a current member of its Board of Directors and a former member of its Board of Directors) owned approximately 11.2% of the Company’s outstanding common stock and 1,720,029 Operating Partnership units. The following is a summary of the transactions with MHI Hotels Services:

Accounts Receivable – We were due $10,127 and $8,657 from MHI Hotels Services at September 30, 2013 and December 31, 2012, respectively.

Shell Island Sublease – We have a sublease arrangement with MHI Hotels Services on its expired leasehold interests in the Shell Island Resort in Wrightsville Beach, North Carolina. Leasehold revenue was $87,500 for each of the three month periods ended September 30, 2013 and 2012 and was $262,500 for each of the nine month periods ended September 30, 2013 and 2012. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to us and the management of our hotels by MHI Hotels Services.

Management Agreements – Each of the hotels that we wholly-owned at September 30, 2013, except for the Crowne Plaza Tampa Westshore, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. We entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019. Under both management agreements, MHI Hotels Services receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company and the Operating Partnership upon their formation, MHI Hotels Services agreed that the property in Jeffersonville, Indiana shall substitute for the Williamsburg property under the master management agreement. The incentive management fee, if any, is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation.

Base management fees earned by MHI Hotels Services totaled $639,404 and $1,992,717 for the three months and nine months ended September 30, 2013, respectively, and $649,445 and $1,994,398 for the three months and nine months ended September 30, 2012, respectively. In addition, estimated incentive management fees of $15,955 and $78,082 were accrued for the three months and nine months ended September 30, 2013, respectively, and estimated incentive management fees of $54,095 and $166,145 were accrued for the three months and nine months ended September 30, 2012, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services, for our employees, as well as those employees that are employed by MHI Hotels Services that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $615,762 and $1,910,486 for the three months and nine months ended September 30, 2013, respectively and $564,659 and $1,785,547 for the three months and nine months ended September 30, 2012, respectively.

Redemption of Units in Operating Partnership – During 2012 and the nine months ended September 30, 2013, the Operating Partnership redeemed 22,000 limited partnership units held by a trust controlled by two current members and one former member of our Board of Directors for a total of $69,080 pursuant to the terms of the Partnership Agreement.

Holders of the Preferred Stock and Essex Warrant – As set forth in the Articles Supplementary, the holders of Preferred Stock, Essex Illiquid, LLC and Richmond Hill Capital Partners, LLC, were entitled to elect one (1) member of the Company’s board of directors. The member of the board of directors elected by the holders of Preferred Stock holds executive positions in Essex Equity Capital Management, LLC, an affiliate of Essex Illiquid, LLC, as well as Richmond Hill Capital Partners, LLC.

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

On July 10, 2012, the Company amended the terms of the outstanding Essex Warrant by establishing a modified excepted holder limit (as defined in the Company’s Articles of Amendment and Restatement) for Essex Illiquid, LLC and Richmond Hill Capital Partners, LP.

On March 26, 2013, the Company redeemed 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee pursuant to the provisions of the Articles Supplementary of approximately $0.2 million.

On August 1, 2013, the Company redeemed 2,460 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee pursuant to the provisions of the Articles Supplementary of approximately $0.2 million.

On September 30, 2013, the Company redeemed the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee pursuant to the provisions of the Articles Supplementary of approximately $0.7 million.

10. Retirement Plan

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision. Company contributions to the plan totaled $6,200 and $42,379 for the three months and nine months ended September 30, 2013, respectively, and $12,308 and $48,113 for the three months and nine months ended September 30, 2012, respectively.

11. Unconsolidated Joint Venture

We own a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort; (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract; (iii) the entity that had an option to purchase a three-acre development site with parking garage adjacent to the hotel and which leased the parking garage for use by the hotel; and (iv) the entity that owned the junior participation in the existing mortgage. Carlyle owns a 75.0% indirect controlling interest in all these entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

	September 30, 2013	December 31, 2012
	(unaudited)

ASSETS
Investment in hotel properties, net	$64,745,596	$65,899,055
Cash and cash equivalents	3,332,624	3,298,009
Accounts receivable	104,078	301,921
Prepaid expenses, inventory and other assets	830,289	1,409,924

TOTAL ASSETS	$69,012,587	$70,908,909

LIABILITIES
Mortgage loans, net	$32,600,000	$33,100,000
Accounts payable and other accrued liabilities	2,794,650	2,995,271
Advance deposits	324,331	257,950

TOTAL LIABILITIES	35,718,981	36,353,221
TOTAL MEMBERS’ EQUITY	33,293,606	34,555,688

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$69,012,587	$70,908,909

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$2,549,657	$2,285,771	$11,047,955	$9,748,930
Food and beverage department	476,836	509,019	1,869,821	1,864,182
Other operating departments	316,895	337,036	1,102,859	953,643

Total revenue	3,343,388	3,131,826	14,020,635	12,566,755
Expenses
Hotel operating expenses
Rooms department	707,671	647,369	2,332,407	2,130,035
Food and beverage department	433,192	425,006	1,474,361	1,489,930
Other operating departments	145,219	141,882	435,108	484,500
Indirect	1,625,053	1,551,360	5,300,822	5,027,190

Total hotel operating expenses	2,911,135	2,765,617	9,542,698	9,131,655
Depreciation and amortization	560,951	542,683	1,634,906	1,825,653
General and administrative	27,180	11,987	85,023	62,958

Total operating expenses	3,499,266	3,320,287	11,262,627	11,020,266

Net operating income (loss)	(155,878)	(188,461)	2,758,008	1,546,489
Interest expense	(437,605)	(440,161)	(1,305,327)	(1,315,745)
Unrealized gain (loss) on hedging activities	102,936	(21,232)	285,238	(169,741)

Net income (loss)	$(490,547)	$(649,854)	$1,737,919	$61,003

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

General and administrative	$1,768,605	$1,747,412	$5,328,181	$5,171,402
Sales and marketing	1,836,140	1,765,457	5,549,907	5,411,702
Repairs and maintenance	1,199,038	1,174,889	3,451,004	3,489,280
Utilities	1,195,522	1,278,568	3,221,738	3,444,575
Franchise fees	756,311	741,205	2,350,664	2,229,515
Management fees, including incentive	655,359	703,537	2,070,799	2,160,543
Insurance	358,688	340,513	1,075,083	1,001,717
Property taxes	608,300	688,083	1,776,710	2,045,141
Other	60,274	44,717	185,772	173,205

Total indirect hotel operating expenses	$8,438,237	$8,484,381	$25,009,858	$25,127,080

13. Income Taxes

The components of the income tax provision for the three months and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Current:
Federal	$17,400	$9,250	$85,301	$(39,717)
State	191	1,439	56,766	9,548

	17,591	10,689	142,067	(30,169)

Deferred:
Federal	60,013	11,578	1,048,762	880,342
State	16,358	5,712	278,006	240,527

	76,371	17,290	1,326,768	1,120,869

	$93,962	$27,979	$1,468,835	$1,090,700

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax provision is as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense (benefit)	$(688,108)	$(702,855)	$(783,255)	$(2,084,592)
Effect of non-taxable REIT (income) loss	765,521	723,683	1,917,318	2,925,217
State income tax expense (benefit)	16,549	7,151	334,772	250,075

	$93,962	$27,979	$1,468,835	$1,090,700

As of September 30, 2013 and December 31, 2012, we had a net deferred tax asset of $1,237,759 and $2,649,282, respectively, of which, approximately $0.6 million and $1.9 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2024 if not utilized by such time. As of September 30, 2013 and December 31, 2012, approximately $0.3 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

14. Earnings (Loss) Per Share and Unit

Earnings (Loss) Per Share – The computation of basic and diluted earnings per share is presented below. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partners and following the Company’s election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income.

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss attributable to the Company for basic computation	$(1,649,722)	$(1,615,020)	$(2,934,048)	$(5,563,029)
Effect of the issuance of dilutive shares on the net loss attributable to the noncontrolling interest	(37,847)	(27,738)	(56,319)	(74,373)

Net loss attributable to the Company for dilutive computation	$(1,687,569)	$(1,642,758)	$(2,990,367)	$(5,637,402)

Denominator
Weighted average number of common shares outstanding for basic computation	10,181,927	9,999,786	10,137,021	9,994,246
Dilutive effect of warrants	1,021,229	801,604	951,855	608,994

Weighted average number common shares outstanding for dilutive computation	11,203,156	10,801,390	11,088,876	10,603,240

Basic net loss per share	$(0.16)	$(0.16)	$(0.29)	$(0.56)

Diluted net loss per share	$(0.15)	$(0.15)	$(0.27)	$(0.53)

Earnings (Loss) Per Unit – The computation of basic and diluted earnings (loss) per unit is presented below.

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss	$(2,117,808)	$(2,095,198)	$(3,772,526)	$(7,221,854)

Denominator
Weighted average number of units outstanding for basic computation	13,038,125	12,974,647	13,037,422	12,974,399
Dilutive effect of warrants	1,021,229	801,604	951,855	608,994

Weighted average number of units outstanding for dilutive computation	14,059,354	13,776,251	13,989,277	13,583,393

Basic net loss per unit	$(0.16)	$(0.16)	$(0.29)	$(0.56)

Diluted net loss per unit	$(0.15)	$(0.15)	$(0.27)	$(0.53)

15. Subsequent Events

On October 11, 2013, we paid a quarterly dividend (distribution) of $0.04 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on September 13, 2013.

On October 22, 2013, we authorized payment of a quarterly dividend (distribution) of $0.045 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record as of December 13, 2013. The dividend (distribution) is to be paid on January 10, 2014.

On October 23, 2013, the Company redeemed a portion of the Essex Warrant corresponding to an aggregate of 900,000 Issuable Warrant Shares, as defined in the Essex Warrant, (the “Redeemed Warrant Shares”) for an aggregate cash purchase price of $3.2 million. The Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Essex Warrant, and all exercise and other rights of the holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 900,000 Issuable Warrant Shares, the Operating Partnership redeemed 900,000 Issuable Warrant Units, as defined in the Warrant, for an aggregate cash purchase price of $3.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sotherly Hotels Inc. is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upper-upscale and upscale segments of the hotel industry located in primary and secondary markets in the Mid-Atlantic and Southern United States. Substantially all of the assets of Sotherly Hotels Inc. are held by, and all of its operations are conducted through, Sotherly Hotels LP, formerly MHI Hospitality, L.P. We commenced operations in December 2004 when we completed our initial public offering and thereafter consummated the acquisition of the initial properties.

Our hotel portfolio currently consists of ten full-service, primarily upper-upscale and upscale hotels, with 2,424 rooms which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Nine of these hotels, totaling 2,113 rooms, are 100% owned by subsidiaries of the Operating Partnership. We also own a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. As of September 30, 2013, we owned the following hotel properties:

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

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 78.3% interest in our Operating Partnership, with the remaining interest being held by limited partners who were the contributors of our initial properties and related assets.

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

Results of Operations

The following table illustrates the key operating metrics for each of the three months and nine months ended September 30, 2013 and 2012 for our nine wholly-owned properties.

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Occupancy %	69.0%	71.0%	69.5%	71.2%
ADR	$114.00	$112.81	$119.02	$114.73
RevPAR	$78.66	$80.15	$82.68	$81.67

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

Revenue. Total revenue for the three months ended September 30, 2013 decreased approximately $0.3 million, or 1.4%, to approximately $21.5 million compared to total revenue of approximately $21.8 million for the three months ended September 30, 2012. Increases in revenue at our properties in Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina; and Jeffersonville, Indiana were offset by decreases in revenue at the remainder of our properties.

Room revenue decreased approximately $0.3 million, or 1.9%, to approximately $15.3 million for the three months ended September 30, 2013 compared to room revenue of approximately $15.6 million for the three months ended September 30, 2012. The decrease in room revenue for the three months ended September 30, 2013 resulted from a 2.9% decrease in occupancy which was offset by a 1.1% increase in ADR as compared to the same period in 2012. Our property in Raleigh, North Carolina continues to experience a significant increase as a result of the rebranding to a DoubleTree by Hilton. Our property in Jeffersonville, Indiana also experienced a significant increase in room revenue. During the three months ended September 30, 2013, our property in Tampa, Florida did not experience the benefit of high demand that it did in the three months ended September 30, 2012 from the Republican National Convention. All our properties were affected by the decline in demand from federal government and military related travel as a result of the sequester and impending shutdown of the federal government.

Food and beverage revenues remained at approximately $5.1 million for the three months ended September 30, 2013 compared to food and beverage revenues for the three months ended September 30, 2012. Increases in food and beverage revenue at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Philadelphia, Pennsylvania and Jacksonville, Florida were offset by decreases in banqueting revenue at our other properties.

Revenue from other operating departments decreased approximately $0.1 million, or 6.5%, to approximately $1.0 million for the three months ended September 30, 2013 compared to revenue from other operating departments of approximately $1.1 million for the three months ended September 30, 2012.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $16.2 million for the three months ended September 30, 2013, a decrease of approximately $0.2 million, or 1.4%, compared to total hotel operating expenses of approximately $16.4 million for the three months ended September 30, 2012.

Rooms expense for the three months ended September 30, 2013 decreased approximately $0.1 million, or 1.9%, to approximately $4.3 million compared to rooms expense for the three months ended September 30, 2012 of approximately $4.4 million.

Food and beverage expenses for the three months ended September 30, 2013 decreased approximately $0.1 million, or 2.8%, to approximately $3.4 million compared to food and beverage expenses of approximately $3.5 million for the three months ended September 30, 2012. Most of the decrease in food and beverage expense was related to cost control measures which enabled us to increase food and beverage margins from 31.8% to 34.4%.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2013 decreased approximately $0.1 million, or 0.5%, to approximately $8.4 million compared to indirect expenses of approximately $8.5 million for the three months ended September 30, 2012. Decreased energy and utility expenses due to lower energy prices, lower management fees due to a lower incentive management fee, and lower real estate taxes offset increases in other indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2013 decreased approximately $0.2 million, or 5.2%, to $2.0 million compared to depreciation and amortization of approximately $2.2 million for the three months ended September 30, 2012.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2013 decreased approximately $0.1 million, or 11.4%, to approximately $0.9 million compared to general and administrative expenses of approximately $1.0 million for the three months ended September 30, 2012. The decrease mostly relates to higher legal costs in the prior period.

Interest Expense. Interest expense for the three months ended September 30, 2013 increased approximately $1.5 million, or 59.6%, to approximately $3.9 million compared to interest expense of approximately $2.4 million for the three months ended September 30, 2012. Most of the increase related to the premiums paid of approximately $0.9 million to redeem the remaining outstanding shares of Preferred Stock and the related write-off of unamortized issuance costs of approximately $0.5 million. In addition, we realized additional cost related to the write-off of unamortized loan costs of the mortgage on the DoubleTree by Raleigh Brownstone-University of approximately $0.2 million. The costs offset a decrease in other interest expense related to a lower effective interest rate on our outstanding debt.

Equity Income (Loss) in Joint Venture. Equity income in joint venture for the three months ended September 30, 2013 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the three months ended September 30, 2013, we realized a net loss of approximately $0.1 million related to our 25.0% interest compared to net loss of approximately $0.2 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, the hotel reported occupancy of 73.9%, ADR of $120.57 and RevPAR of $89.11. This compares with results reported by the hotel for the three months ended September 30, 2012 of occupancy of 72.4%, ADR of $110.29 and RevPAR of $79.89.

Unrealized Gain (Loss) on Warrant Derivative. The Company recognized an unrealized loss of approximately $0.3 million on the value of the warrant derivative issued in April 2011 to the purchasers of Preferred Stock for the three months ended September 30, 2013 compared to an unrealized loss of approximately $1.7 million for the three months ended September 30, 2012. The unrealized gains and losses are mostly attributable to the change in the market price of our common stock.

Income Taxes. The income tax provision for the three months ended September 30, 2013 increased approximately $0.1 million to approximately $0.1 million compared to an income tax provision of approximately $0.0 million for the three months ended September 30, 2012. The income tax provision is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized greater operating income for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net Loss. We realized a net loss for the three months ended September 30, 2013 of approximately $2.1 million which remained constant compared to the three months ended September 30, 2012 as a result of the operating results discussed above.

Comparison of the Nine months ended September 30, 2013 to the Nine months ended September 30, 2012

Revenue. Total revenue for both the nine months ended September 30, 2013 and the same period in 2012 remained at approximately $66.9 million. Increases in revenue at our properties in Wilmington and Raleigh, North Carolina; Philadelphia, Pennsylvania and Jeffersonville, Indiana were offset by decreases in revenue at our other properties.

Room revenue increased approximately $0.4 million, or 0.9%, to approximately $47.7 million for the nine months ended September 30, 2013 compared to room revenue of approximately $47.3 million for the nine months ended September 30, 2012. The increase in room revenue for the nine months ended September 30, 2013 resulted from a 3.7% increase in ADR which was offset by a 2.4% decrease in occupancy as compared to the same period in 2012. Our property in Raleigh, North Carolina continues to experience a significant increase in room revenue as a result of the rebranding to a DoubleTree by Hilton.

Food and beverage revenues decreased approximately $0.3 million, or 1.8%, to approximately $15.9 million for the nine months ended September 30, 2013 compared to food and beverage revenues of approximately $16.2 million for the nine months ended September 30, 2012. Decreases in food and beverage revenue at our properties in Savannah, Georgia; Hampton, Virginia and Tampa, Florida were partially offset by increases in banqueting revenue at our property in Raleigh, North Carolina.

Revenue from other operating departments decreased approximately $0.1 million, or 3.6%, to approximately $3.3 million for the nine months ended September 30, 2013 compared to revenue from other operating departments of approximately $3.4 million for the nine months ended September 30, 2012.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, were approximately $48.5 million for the nine months ended September 30, 2013, a decrease of approximately $0.6 million, or 1.2%, compared to total hotel operating expenses of approximately $49.1 million for the nine months ended September 30, 2012.

Rooms expense for the nine months ended September 30, 2013 increased approximately $0.1 million, or 0.6%, to approximately $12.9 million compared to rooms expense of approximately $12.8 million for the nine months ended September 30, 2012.

Food and beverage expenses for the nine months ended September 30, 2013 decreased approximately $0.5 million, or 5.0%, to approximately $10.3 million compared to food and beverage expenses of approximately $10.8 million for the nine months ended September 30, 2012. Most of the decrease in food and beverage expense was directly related to the decrease in food and beverage revenues. Despite the decrease in food and beverage revenue, cost control measures enabled us to increase food and beverage margins from 33.5% to 35.6%.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2013 decreased approximately $0.1 million, or 0.5%, to approximately $25.0 million, compared to indirect expenses of approximately $25.1 million for the nine months ended September 30, 2012. Decreased energy and utility expenses due to lower energy prices, lower management fees due to a lower incentive management fee, and lower real estate taxes offset those and other increases in other indirect expenses.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2013 decreased approximately $0.4 million, or 6.2%, to $6.1 million compared to depreciation and amortization of approximately $6.5 million for the nine months ended September 30, 2012.

Corporate General and Administrative. Corporate general and administrative expenses for both the nine months ended September 30, 2013 and the same period in 2012 remained constant at approximately $3.1 million.

Interest Expense. Interest expense for the nine months ended September 30, 2013 decreased approximately $1.1 million, or 11.0%, to approximately $8.9 million compared to interest expense of approximately $10.0 million for the nine months ended September 30, 2012. Most of the decrease related to a lower effective interest rate on our outstanding debt.

Equity Income in Joint Venture. Equity income in joint venture for the nine months ended September 30, 2013 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the nine months ended September 30, 2013, our 25.0% share of the net income of the hotel increased approximately $0.4 million to approximately $0.4 million compared to net income of approximately $0.0 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the hotel reported occupancy of 82.7%, ADR of $157.32 and RevPAR of $130.12. This compares with results reported by the hotel for the nine months ended September 30, 2012 of occupancy of 80.1%, ADR of $142.78 and RevPAR of $114.41.

Unrealized Loss on Warrant Derivative. The Company recognized an unrealized loss of approximately $3.0 million on the value of the warrant derivative issued in April 2011 to the purchasers of Preferred Stock for the nine months ended September 30, 2013 as well as an unrealized loss of approximately $4.3 million for the nine months ended September 30, 2012. The unrealized losses are mostly attributable to the change in the market price of our common stock.

Income Taxes. The income tax provision for the nine months ended September 30, 2013 increased approximately $0.4 million, or 34.7%, to approximately $1.5 million compared to an income tax provision of approximately $1.1 million for the nine months ended September 30, 2012. The income tax provision is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized greater operating income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net Loss. The net loss for the nine months ended September 30, 2013 decreased approximately $3.4 million, or 47.8%, to approximately $3.8 million as compared to a net loss of approximately $7.2 million for the nine months ended September 30, 2012 as a result of the operating results discussed above.

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

The following is a reconciliation of net loss to FFO and Adjusted FFO for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Net loss	$(2,117,808)	$(2,095,198)	$(3,772,526)	$(7,221,854)
Depreciation and amortization	2,038,000	2,150,007	6,121,871	6,525,561
Equity in depreciation and amortization of joint venture	140,238	135,671	408,727	456,413

FFO	$60,430	$190,480	$2,758,072	$(239,880)
Unrealized (gain)/loss on hedging activities(1)	(25,734)	5,308	(71,309)	42,435
Unrealized (gain)/loss on warrant derivative	340,750	1,659,750	3,020,960	4,344,650
(Increase)/decrease in deferred income taxes	93,771	26,540	1,411,523	1,194,851
Loss on early extinguishment of debt(2)	1,598,556	—	1,935,692	1,982,184

Adjusted FFO	$2,067,773	$1,882,078	$9,054,938	$7,324,240

(1)	Includes equity in unrealized loss on hedging activities of joint venture.
(2)	Reflected in interest expense for the periods presented above.

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Net income (loss)	$(2,117,808)	$(2,095,198)	$(3,772,526)	$(7,221,854)
Interest expense	3,899,128	2,442,620	8,912,319	10,014,982
Interest income	(3,579)	(4,133)	(11,139)	(11,985)
Income tax provision (benefit)	93,962	27,979	1,468,835	1,090,700
Depreciation and amortization	2,038,000	2,150,007	6,121,871	6,525,561
Equity in (earnings)/loss of joint venture	122,637	162,463	(434,479)	(15,251)
Unrealized (gain)/loss on warrant derivative	340,750	1,659,750	3,020,960	4,344,650
Corporate general and administrative	866,551	978,473	3,084,023	3,073,008
Net lease rental income	(87,500)	(87,500)	(262,500)	(262,500)
Other fee income	(45,651)	(46,977)	(205,810)	(188,501)

Hotel EBITDA	$5,106,490	$5,187,484	$17,921,554	$17,348,810

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the nine months ended September 30, 2013 was approximately $8.0 million. We expect that the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to our stockholders (and unitholders) in accordance with federal income tax laws which require us to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains.

Investing Activities. We spent approximately $4.3 million during the nine months ended September 30, 2013 on capital expenditures, of which, approximately $2.4 million related to the routine replacement of furniture, fixtures and equipment and $1.9 million related to renovation of our properties in Philadelphia, Pennsylvania and Jacksonville, Florida. We also contributed approximately $1.6 million during the nine months ended September 30, 2013 into reserves required by the lenders for the Hilton Wilmington Riverside, Hilton Savannah DeSoto, Hilton Philadelphia Airport, Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh Brownstone -University and the Crowne Plaza Hampton Marina according to the provisions of the loan agreements. During the nine months ended September 30, 2013, we received reimbursements from those reserves of approximately $1.1 million for capital expenditures related to those properties for periods ending on or before June 30, 2013.

Financing Activities. On March 26, 2013, we used the net proceeds of the mortgage on the DoubleTree by Hilton Raleigh Brownstone-University to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million.

On June 17, 2013, we provided approximately $0.9 million in cash collateral to the lender for the Crowne Plaza Jacksonville Riverfront in order to comply with the terms of the loan agreement following the property’s failure to meet its debt service coverage test for the period ended March 31, 2013. On September 25, 2013, we received back a portion of the cash collateral of approximately $0.2 million as a result of improvement in the property’s debt service coverage ratio.

On June 28, 2013, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia. Pursuant to the agreement, we reduced the outstanding indebtedness by approximately $1.1 million.

On August 2, 2013, we used approximately $2.7 million of the net proceeds of a new mortgage on the DoubleTree by Hilton Raleigh Brownstone-University to redeem 2,460 shares of Preferred Stock. The remainder of the proceeds was used to pay transaction costs and for working capital.

On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million. The proceeds were used to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million, pay accrued and unpaid cash dividends, pay transaction costs and for working capital.

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

We expect capital expenditures for the replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hampton Marina, the DoubleTree by Hilton Raleigh Brownstone-University and the Sheraton Louisville Riverside as well as 4.0% of room revenues for the Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of approximately $29.1 million, of which approximately $5.3 million was reserved for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted. We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt).

On March 25, 2013, we entered into a First Amendment to the Loan Agreement and other amendments to secure additional proceeds on the original $8.0 million mortgage on the DoubleTree by Hilton Brownstone-University with its existing lender. We used the net proceeds to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million. The redemption resulted in a prepayment fee of approximately $0.2 million.

On June 30, 2013, the mortgage on the Crowne Plaza Hampton Marina was extended until June 30, 2014 and we reduced the mortgage balance by approximately $1.1 million. Pursuant to certain terms and conditions, we may extend the maturity date of the loan to June 30, 2015.

On August 1, 2013, we obtained a $15.6 million mortgage with CIBC, Inc. on the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The maturity date is August 1, 2018. Approximately $0.7 million of the loan proceeds were placed into a restricted reserve – which we expect to be disbursed to us in the near future as we have satisfied the financial performance criteria. The remaining proceeds of the mortgage were used to repay the existing mortgage indebtedness, to pay closing costs, to redeem 2,460 shares of the Company’s Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of related accrued and unpaid cash and stock dividends and for working capital. The redemption resulted in a prepayment fee of approximately $0.2 million.

On September 30, 2013, we issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million. The proceeds were used to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of accrued and unpaid cash and stock dividends and for working capital.

On October 23, 2013, we redeemed a portion of the Essex Warrant corresponding to an aggregate of 900,000 Issuable Warrant Shares for an aggregate cash purchase price of $3.2 million.

Due to a pullback in government and military business, our property in Tampa, Florida did not realize sufficient operating performance for the four calendar quarters ended September 30, 2013 to meet the debt service coverage requirements of the mortgage loan agreement. While we believe that the property should be able to meet the debt service coverage requirements in future periods, without a waiver from the lender, we may be required to repay all or a portion of the outstanding indebtedness. If we are required to repay all of the outstanding indebtedness, we may raise additional capital, refinance the indebtedness with another lender, use working capital or a combination thereof.

In June 2014, the mortgage on the Crowne Plaza Hampton Marina matures. We intend to extend the maturity to June 2015 pursuant to the terms and conditions of the mortgage. Pursuant to those terms, we anticipate that we may be required to reduce the mortgage balance by an amount up to $1.5 million. We intend to draw upon working capital to secure the extension.

In August 2014, our indebtedness to an affiliate of Carlyle related to our joint venture investment in the Crowne Plaza Hollywood Beach matures. The maturity of the indebtedness coincides with the maturity of the mortgage on the Crowne Plaza Hollywood Beach. We anticipate the mortgage will be refinanced at an amount greater than the amount of current indebtedness and that the joint venture will distribute an amount equal to the net proceeds of the refinancing. Although the joint venture has a commitment from a lender, we can provide no assurances that the joint venture will be able to refinance the mortgage on the prospective terms or at all. We intend to repay our existing indebtedness with distributions from the joint venture and/or from working capital.

In August 2014, the mortgage on the Hilton Philadelphia Airport matures, but we may extend such mortgage until March 2017 pursuant to certain terms and conditions. We intend to extend the mortgage until March 2017 pursuant to the terms and conditions of the mortgage.

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

We believe there will be opportunities to acquire properties in the future that meet our strategic goals and provide attractive long term returns. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue the acquisition of wholly-owned properties, additional and permissible joint venture investments as well as equity or debt financing in the future to enable us to take advantage of such opportunities. However, should additional and permissible joint venture transactions and equity or debt financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions, repayment of the loan from the Carlyle entity that is the other member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, and obligations under our tax indemnity agreements, if any, in the near-term, our medium and long-term capital needs will generally include the retirement of maturing mortgage debt,. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of some or all the following:

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

Mortgage Loans

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

If we are unable to negotiate a waiver or amendment or satisfy alternate cure provisions, if any, or unable to meet any alternate cure requirements and a default were to occur, we would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financing.

Under the terms of our non-recourse secured mortgage loan agreements, failure to comply with the financial covenants in the loan agreement triggers cash flows from the property to be directed to the lender, which may limit our overall liquidity as that cash flow would not be available to us.

With the exception of our mortgage on the Crowne Plaza Tampa Westshore, as of September 30, 2013, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans. As previously discussed, due to a pullback in government and military business, the property did not realize sufficient operating performance for the four calendar quarters ended September 30, 2013 to meet the debt service coverage requirements of the mortgage loan agreement. While we believe that the property should be able to meet the debt service coverage requirements in future quarters, without a waiver from the lender, we may be required to repay all or a portion of the outstanding indebtedness. We continue to be in compliance under the terms of the covenants in our mortgage loan agreement for the Crowne Plaza Jacksonville Riverfront by providing approximately $0.7 million cash collateral.

Unsecured Notes

The indenture for the unsecured notes contains certain covenants and restrictions that require us to meet certain financial ratios. We are not permitted to incur any Debt (other than intercompany Debt), as defined in the indenture, if, immediately after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, the ratio of the aggregate principal amount of all outstanding Debt to Adjusted Total Asset Value, as defined in the indenture, would be greater than 0.65 to 1.0. In addition, we are not permitted to incur any Debt if the ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense, both as defined in the indenture, on the date on which such additional Debt is to be incurred, on a pro-forma basis, after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, would be less than 1.50 to 1.0.

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were or would have been applicable at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013	December 31, 2012
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income (loss)(1)	$(1,878,383)	$(5,327,711)
Interest expense(1)	11,279,483	12,382,146
Provision for taxes(1)	1,679,364	1,301,229
Equity in (income) loss of joint venture(1)	(591,400)	(172,172)
Unrealized loss on warrant derivative(1)	702,987	2,026,677
Impairment of note receivable(1)	110,871	110,871
Depreciation and amortization(1)	8,258,079	8,661,769
Corporate general and administrative expenses(1)	4,089,841	4,078,826
Income Available for Debt Service(1)	$23,650,842	$23,061,635
Interest expense(1)	$11,279,483	$12,382,146
Distributions on Preferred Interest(1)(2)	(2,657,821)	(3,106,981)
Amortization of issuance costs(1)(2)	(1,483,939)	(1,971,796)
Stabilized Consolidated Interest Expense	$7,137,723	$7,303,369
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	3.31	3.16
Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$139,784,729	$135,674,432
Loans payable	3,650,220	4,025,220
Unsecured notes	27,600,000	—
Total debt	$171,034,949	139.699,652
Income Available for Debt Service(1)	$23,650,842	$23,061,635
Capitalization Rate	7.5%	7.5%
	315,344,560	307,488,467
Cash and cash equivalents, total	29,052,211	10,255,610
Adjusted Total Asset Value	344,396,771	317,744,077
Ratio of Debt to Adjusted Total Asset Value	0.50	0.44

(1)	Represents the four preceding calendar quarters.
(2)	Includes prepayment fee and write-off of unamortized issuance costs associated with the redemption of Preferred Stock and Preferred Interest redeemed during the period.

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

In July 2011, in part due to improving operating trends, we reevaluated our quarterly dividend policy and reinstated our quarterly common stock dividend (distribution). On July 18, 2011, we authorized the first payment of a quarterly dividend (distribution) of $0.02 per common share (and unit) to our stockholders (and unitholders of the Operating Partnership) of record as of September 15, 2011 which was paid on October 11, 2011. Dividends (distributions) have been declared in each subsequent quarterly period. In July 2012, we authorized an increase in the quarterly dividend (distribution) to $0.03 per common share (and unit). In January 2013, we authorized another increase in the quarterly dividend (distribution) to $0.035 per common share (and unit). In July 2013, we increased the quarterly dividend (distribution) to $0.04 per common share (and unit) and increased the quarterly dividend (distribution) again in October 2013 to $0.045 per common share (and unit).

The amount of future common stock distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Code’s annual distribution requirements and other factors, which the Company’s board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.

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

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs a recoverability analysis to determine if the estimated undiscounted future cash flows from operating activities and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of a hotel property, an adjustment to reduce the carrying value to the related hotel property’s estimated fair market value would be recorded and an impairment loss is recognized.

There were no charges for impairment of hotel properties recorded for the three months and nine months ended September 30, 2013 or 2012.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2013. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations, and future plans are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward-looking. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions that affect occupancy rates and revenues at our hotels and the demand for hotel products and services;

•	risks associated with the hotel industry, including competition, increases in wages and other labor costs, energy costs and other operating costs;

•	the magnitude and sustainability of the economic recovery in the hospitality industry and in the markets in which we operate;

•	the availability and terms of financing and capital and the general volatility of the securities markets;

•	risks associated with the level of our indebtedness and our ability to meet covenants in our debt agreements and, if necessary, to refinance or seek an extension of the maturity of such indebtedness or modify such debt agreements;

•	management and performance of our hotels;

•	risks associated with the conflicts of interest of the Company’s officers and directors;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	our ability to successfully expand into new markets;

•	legislative/regulatory changes, including changes to laws governing taxation of REITs;

•	the Company’s ability to maintain its qualification as a REIT; and

•	our ability to maintain adequate insurance coverage.

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

As of September 30, 2013, we had approximately $118.7 million of fixed-rate debt and approximately $52.4 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.29%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the Crowne Plaza Hampton Marina and the Hilton Philadelphia Airport of 0.45% and 0.50%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport, the mortgage on the Crowne Plaza Jacksonville Riverfront and the loan from the Carlyle Affiliate Lender remain at approximately $52.3 million, the balance at September 30, 2013, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $415,000.

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

Item 4. Controls and Procedures

Sotherly Hotels Inc.

The Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc. have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the disclosure controls and procedures of the Company were effective.

As of September 30, 2013, there was no change in either the internal control over financial reporting of Sotherly Hotels Inc. identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotel Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting.

Sotherly Hotels LP

The Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner of Sotherly Hotels LP, have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the disclosure controls and procedures of the Operating Partnership were effective.

As of September 30, 2013, there was no change in either the internal control over financial reporting of Sotherly Hotels LP identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotel LP’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels LP’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012 and our periodic report on Form 10-Q for the period ended June 30, 2013.

We have substantial financial leverage.

As of September 30, 2013, we had consolidated debt of approximately $171.0 million, which is comprised of approximately $139.8 million secured and approximately $31.2 million unsecured debt. Of the approximately $31.2 million of unsecured debt as of September 30, 2013, approximately $27.6 million is related to the 8.0% senior unsecured notes due September 30, 2018. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

Our financial leverage could negatively affect our business and financial results, including the following:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, working capital, capital expenditures, future business opportunities, paying dividends or other purposes;

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;

•	adversely affect our ability to satisfy our financial obligations, including those related to the Notes;

•	limit our ability to refinance existing debt;

•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing;

•	force us to dispose of one or more of our properties, possibly on unfavorable terms;

•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;

•	force us to issue additional equity, possibly on terms unfavorable to existing shareholders;

•	limit our flexibility to make, or react to, changes in our business and our industry; and

•	place us at a competitive disadvantage, compared to our competitors that have less debt.

We must comply with financial covenants in our mortgage loan agreements and in the indenture.

Our mortgage loan agreements and indenture contain various financial covenants. Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, general economic conditions and disruption caused by renovation activity or major weather disturbances.

If we violate the financial covenants contained in our mortgage loan agreements, we may attempt to negotiate waivers of the violations or amend the terms of the applicable mortgage loan agreement with the lender; however, we can make no assurance that we would be successful in any such negotiation or that, if successful in obtaining waivers or amendments, such waivers or amendments would be on attractive terms. Some mortgage loan agreements provide alternate cure provisions which may allow us to otherwise comply with the financial covenants by obtaining an appraisal of the hotel, prepaying a portion of the outstanding indebtedness or by providing cash collateral until such time as the financial covenants are met by the collateralized property without consideration of the cash collateral. Alternate cure provisions which include prepaying a portion of the outstanding indebtedness or providing cash collateral may have a material impact on our liquidity.

If we violate the financial covenants in the indenture, we may attempt to cure that violation by engaging in one or more transactions pursuant to the cure provision in the indenture.

If we are unable to negotiate a waiver or amendment or satisfy alternate cure provisions, if any, or unable to meet any alternate cure requirements and a default were to occur, we would possibly have to refinance the debt through debt financing, private or public offerings of debt securities, additional equity financing, or by disposing of an asset. We are uncertain whether we will be able to refinance these obligations or if refinancing terms will be favorable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2013, the Operating Partnership’s Registration Statement on Form S-11 (SEC File No. 333-189821) was declared effective by the Securities and Exchange Commission.

On September 30, 2013, the Company and the Operating Partnership executed an Underwriting Agreement pursuant to which the Operating Partnership agreed to sell $24.0 million of the Operating Partnership’s 8.00% senior unsecured notes due 2018 to the underwriters named therein, with an over-allotment option to purchase up to an additional $3.6 million of the Notes. The managing underwriter of the offering was Sandler O’Neill + Partners, L.P. The co-managers were Ladenburg Thalman & Co. Inc., J.J. B. Hilliard, W.L. Lyons, LLC, Incapital LLC and Boening & Scattergood, Inc. The offering closed on September 30, 2013. The Operating Partnership issued Notes in the aggregate amount of $27.6 million (including $3.6 million issued pursuant to the underwriters’ over-allotment option) at a price of $25 per Note. The Notes have been registered under the Exchange Act and are listed on the Nasdaq Global Market. Our net proceeds from the offering were approximately $25.6 million, after deducting underwriting discounts of approximately $1.1 million and offering expenses of approximately $0.9 million.

On September 30, 2013, the Operating Partnership used a portion of the proceeds to make a special distribution to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of accrued and unpaid cash and stock dividends in the amount of approximately $0.3 million.

On October 23, 2013, the Operating Partnership used a portion of the proceeds to redeem 900,000 Issuable Warrant Units, as defined in the Warrant, issued to the Company for an aggregate cash purchase price of $3.2 million. Concurrently with the redemption of the 900,000 Issuable Warrant Units, the Company used the same cash received from the Operating Partnership to redeem a portion of the Essex Warrant corresponding to an aggregate of 900,000 Issuable Warrant Shares, as defined in the Essex Warrant, for an aggregate cash purchase price of $3.2 million.

Ryan P. Taylor, a current member of the Company’s board of directors as previously designated by the holders of the Preferred Stock, is the Managing Partner of Richmond Hill Investment Co., LP and a Managing Director of Richmond Hill Investments, LLC, affiliated entities of the redeemed holders of the Preferred Stock and the redeemed holders of the Essex Warrant.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP.

Exhibit Number	Description of Exhibit

4.7	Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the document previously filed as an exhibit to the Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(5)	Incorporated by reference to the document previously filed as an exhibit to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013. (333-189821).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: November 7, 2013	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC. Its General Partner

Date: November 7, 2013	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP.

4.7	Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the document previously filed as an exhibit to the Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(5)	Incorporated by reference to the document previously filed as an exhibit to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013. (333-189821).