Form 10-K
period 2013-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2014-03-25
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-32379

SOTHERLY HOTELS INC.

(Exact name of registrant as specified in its charter)

MARYLAND	001-32379	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

SOTHERLY HOTELS LP

(Exact name of registrant as specified in its charter)

DELAWARE	001-36091	16-1456454
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

410 West Francis Street

Williamsburg, Virginia 23185

(Address of Principal Executive Officers) (Zip Code)

757-229-5648

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Sotherly Hotels Inc.	Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Sotherly Hotels LP	8.0% Senior Unsecured Notes due 2018	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

None

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒        Sotherly Hotels LP    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 28, 2013, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $39,193,950 based on the closing price quoted on the NASDAQ® Stock Market.

As of March 25, 2014, there were 10,243,677 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2013 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

•	combined reports better reflect how management and investors view the business as a single operating unit;

•	combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Company and the Operating Partnership and result in savings of time, effort and expense; and

•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – selected portions;

•	Item 9A – Controls and Procedures;

•	Consolidated Financial Statements;

•	the following Notes to Consolidated Financial Statements:

•	Note 8 – Equity; and

•	Note 14 – Earnings (Loss) Per Share and Unit; and

•	Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward looking. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the Mid-Atlantic and Southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. The Company owns approximately 78.1% of the partnership units in the Operating Partnership. Limited partners (including certain of the Company’s officers and directors) own the remaining Operating Partnership units.

As of February 28, 2014, our portfolio consists of eleven full-service, primarily upscale and upper-upscale hotels located in eight states with an aggregate of 2,683 rooms and approximately 134,512 square feet of meeting space. Ten of these hotels are wholly-owned by subsidiaries of the Operating Partnership and operate under the Hilton, Crowne Plaza, DoubleTree, Sheraton and Holiday Inn brands, and are managed on a day to day basis by MHI Hotels Services, LLC (“MHI Hotels Services”). We also own a 25.0% indirect noncontrolling interest in the 311-room Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group (“Carlyle”).

In order for the Company to qualify as a REIT, it cannot directly manage or operate our wholly-owned hotels. Therefore, we lease our wholly-owned hotel properties to MHI Hospitality TRS, LLC (“TRS Lessee”), which in turn has engaged MHI Hotels Services, an eligible independent management company, to manage our hotels. Our TRS Lessee is a wholly-owned subsidiary of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively, “MHI TRS”). MHI TRS is a taxable REIT subsidiary for federal income tax purposes.

Our corporate office is located at 410 West Francis Street, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Our Properties

In connection with the Company’s initial public offering, the Company acquired six hotel properties for aggregate consideration of approximately $15.0 million in cash, 3,817,036 units of interest in our Operating Partnership and the assumption of approximately $50.8 million in debt. The six initial hotel properties, the Hilton Philadelphia Airport, the Holiday Inn Brownstone, the Holiday Inn Downtown Williamsburg, the Hilton Wilmington Riverside, the Hilton Savannah DeSoto and the Holiday Inn Laurel West (formerly the Best Western Maryland Inn), are located in Pennsylvania, North Carolina, Virginia, North Carolina, Georgia, and Maryland, respectively.

On July 22, 2005, we acquired the Crowne Plaza Jacksonville Riverfront (formerly, the Hilton Jacksonville Riverfront) located in Jacksonville, Florida, for $22.0 million.

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

During 2013, we acquired the Crowne Plaza Houston Downtown located in Houston, Texas at an aggregate value of approximately $30.9 million, including some closing costs.

In connection with the Company’s initial public offering, the Company also acquired two leasehold interests in the Shell Island Resort, a 160-unit condominium resort property in Wrightsville Beach, North Carolina, which were purchased for $3.5 million. Our Operating Partnership entered into sublease arrangements to sublease our entire leasehold interests in the property at Shell Island to affiliates of MHI Hotels Services. Through December 2011, the management company operated the property as a hotel and managed a rental program for the benefit of the condominium unit owners. Our Operating Partnership received fixed annual rent and incurred annual lease expenses in connection with the subleases of such property. Consequent to the cancellation of the management company’s contract to manage the condominium rental program and expiration of the underlying leases in December 2011, our Operating Partnership has and will continue to receive a reduced set of minimum payments through December 2014.

See Item 2 of this Form 10-K for additional detail on our properties.

Our Strategy and Investment Criteria

Our strategy is to grow through acquisitions of full-service, upscale and upper-upscale hotel properties located in the primary markets of the Southern United States. We intend to grow our portfolio through disciplined acquisitions of hotel properties and believe that we will be able to source significant external growth opportunities through our management team’s extensive network of industry, corporate and institutional relationships.

Our investment criteria are further detailed below:

•	Geographic Growth Markets: We are focusing our growth strategy on the major markets in the Southern region of the United States. Our management team remains confident in the long-term growth potential associated with this part of the United States. We believe these markets have, during the Company’s and our predecessors’ existence, been characterized by population growth, economic expansion, growth in new businesses and growth in the resort, recreation and leisure segments. We will continue to focus on these markets, including coastal locations, and will investigate other markets for acquisitions only if we believe these new markets will provide similar long-term growth prospects.

•	Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper-upscale categories and include such brands as Hilton, Doubletree by Hilton, Sheraton and Crowne Plaza. We do not own economy branded hotels. We believe that full-service hotels, with upscale to upper-upscale brands will outperform the broader U.S. hotel industry, and thus offer the highest returns on invested capital.

•	Significant Barriers to Entry: We intend to execute a strategy that entails the acquisition of hotels in prime locations with significant barriers to entry. We seek to acquire properties that will benefit from the licensing of brands that are not otherwise present in the market and provide us with geographic exclusivity which helps to protect the value of our investment.

•	Proximity to Demand Generators: We seek to acquire hotel properties located in central business districts near multiple demand generators for both leisure and business travelers within the respective markets, including large state universities, airports, convention centers, corporate headquarters, sports venues and office parks.

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

Typically, in our experience, a deep turn opportunity takes a total of approximately four years from the initial acquisition of a property to achieving full post-renovation stabilization. Therefore, when evaluating future opportunities in underperforming hotels, we intend to focus on up-branding and shallow-turn opportunities, and to pursue deep-turn opportunities on a more limited basis and in joint venture partnerships if possible.

Investment Vehicles. In pursuit of our investment strategy, we may employ various traditional and non-traditional investment vehicles:

•	Direct Purchase Opportunity: Our traditional investment strategy is to acquire direct ownership interests via our Operating Partnership in properties that meet our investment criteria, including opportunities that involve full-service, upscale and upper-upscale properties in identified geographic growth markets that have significant barriers to entry for new product delivery. Such properties, or portfolio of properties, may or may not be acquired subject to a mortgage by the seller or third-party.

•	Distressed Debt Opportunities: In sourcing acquisitions for our core growth strategy, we may pursue investments in debt instruments that are collateralized by hotel properties. In certain circumstances, we believe that owning these debt instruments is a way to (i) ultimately acquire the underlying real estate asset and (ii) provide a non-dilutive current return to the Company’s stockholders in the form of interest payments derived from the ownership of the debt. Our principal goal in pursuing distressed debt opportunities is ultimately to acquire the underlying real estate. By owning the debt, we believe that we may be in a position to acquire deeds to properties that fit our investment criteria in lieu of foreclosures.

•	Joint Venture/Mezzanine Lending Opportunities: We may, from time to time, undertake a significant renovation and rehabilitation project that we characterize as a deep-turn opportunity. In such cases, we may acquire a functionally obsolete hotel whose renovation may be very lengthy and require significant capital. In these projects, we may choose to structure such acquisitions as a joint venture, or mezzanine lending program, in order to avoid severe short-term dilution and loss of current income commonly referred to as the “negative carry” associated with such extensive renovation programs. We will not pursue joint venture or mezzanine programs in which we would become a “de facto” lender to the real estate community.

Portfolio and Asset Management Strategy

We intend to ensure that the management of our hotel properties maximizes market share, as evidenced by revenue per available room (“RevPAR”) penetration indices, and that our market share yields the optimum level of revenues for our hotels in their respective markets. Our strategy is designed to actively manage our hotels’ operating expenses in an effort to maximize hotel earnings before interest, taxes, depreciation and amortization (“Hotel EBITDA”).

Over our long history in the lodging industry we have refined many portfolio and asset management techniques that we believe provide for exceptional cash returns at our hotels. We undertake extensive budgeting due diligence wherein we examine market trends, one-time or exceptional revenue opportunities, and/or changes in the regulatory climate that may impact costs. We review daily revenue results and revenue management strategies at the hotels, and we focus on MHI Hotels Services’ ability to produce high quality revenues that translate to higher marginal profitability. We look for alternative forms of revenues, such as leasing roof-top space for cellular towers and other communication devices and also look to lease space to third parties in our hotels, which may include, but are not limited to, gift shops or restaurants. Our efforts further include periodic review of property insurance costs and coverage, and the cost of real and personal property taxes. We generally appeal tax increases in an effort to secure lower tax payments and routinely pursue strategies that allow for lower overall insurance costs, such as purchasing re-insurance and participating in state-sponsored insurance pools.

We also require detailed and refined reporting data from MHI Hotels Services, which includes detailed accounts of revenues, revenue segments, expenses and forecasts based on current and historic booking patterns. We also believe we optimize and successfully manage capital costs at our hotels while ensuring that adequate product standards are maintained to provide guest satisfaction and compliance with franchise brand standards.

None of our hotels is managed by a major national or global hotel franchise company. Through our long history in the lodging industry, we have found that management of our hotels by management companies other than franchisors is preferable to and more profitable than management derived from the major franchise companies, specifically with respect to optimization of operating expenses and the delivery of guest services.

Our portfolio management strategy includes our effort to optimize labor costs. The labor force in our hotels is predominately non-unionized, with only one property, the Jacksonville Crowne Plaza, having a total of approximately six employees electing to participate under a collective bargaining arrangement. Further, the labor force at our hotels is eligible to receive health and other insurance coverage through MHI Hotels Services, which self-insures. Self-insuring has, in our opinion, provided significant cash savings over traditional insurance company sponsored plans.

Asset Disposition Strategy. When a property no longer fits with our investment objectives, we will pursue a direct sale of the property for cash so that our investment capital can be redeployed according to the investment strategies outlined above. Where possible, we will seek to subsequently purchase a hotel in connection with the requirements of a tax-free exchange. Such a strategy may be deployed in order to mitigate the tax consequence that a direct sale may cause.

Our Principal Agreements

Strategic Alliance Agreement

MHI Hotels Services is currently the management company for each of our hotels.

On December 21, 2004, we entered into a ten-year strategic alliance agreement with MHI Hotels Services pursuant to which (i) MHI Hotels Services agrees to refer to us (on an exclusive basis) hotel acquisition opportunities in the United States presented to MHI Hotels Services, and (ii) unless a majority of the Company’s independent directors in good faith concludes for valid business reasons that another management company should manage a hotel owned by us, we agree to offer MHI Hotels Services or its subsidiaries the right to manage hotel properties that we acquire in the United States.

In addition, during the term of the agreement, which expires in December 2014, MHI Hotels Services has the right to nominate one person for election to the Company’s board of directors at the Company’s annual meeting of stockholders, subject to the approval of such nominee by the Company’s Nominating, Corporate Governance and Compensation Committee (the “NCGC Committee”) for so long as certain of the Company’s officers and directors, Andrew Sims, Kim Sims, and Christopher Sims, and their families and affiliates, hold, in the aggregate, not less than 1.5 million units of the Operating Partnership or shares of the Company’s common stock.

Lease Agreements

In order for the Company to maintain qualification as a REIT, neither the Company nor the Operating Partnership or its subsidiaries can operate our hotels directly. Our wholly-owned hotels are leased to our TRS Lessee, which has engaged MHI Hotels Services to manage the hotels. Each lease for the wholly-owned hotels has a non-cancelable term of three to ten years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

During the term of each lease, our TRS Lessee is obligated to pay a fixed annual base rent plus a percentage rent and certain other additional charges. Base rent accrues and is paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, in excess of certain threshold amounts and is paid monthly or quarterly, according to the terms of the agreement.

Management Agreements

Pursuant to the terms of three management agreements, we, through our TRS Lessee, have engaged MHI Hotels Services as the property manager for our existing hotel portfolio. One of the management agreements, which we refer to as the master management agreement, covers all our wholly-owned hotels in our portfolio, excluding the Crowne Plaza Tampa Westshore and the Crowne Plaza Houston Downtown, respectively. The second and third agreements relate to the Crowne Plaza Tampa Westshore and the Crowne Plaza Houston Downtown. Except as described below, we intend to offer MHI Hotels Services the opportunity to manage any hotels we acquire in the future that we lease to our TRS Lessee. In addition, the joint venture entity which leases the Crowne Plaza Hollywood Beach Resort has also entered into a management agreement with MHI Hotels Services on terms that vary from those described below. The following terms apply only to our wholly-owned hotels.

Term. The management agreements with MHI Hotels Services have initial terms of ten years from the date of commencement of management activities at each property. The master management agreement covering our wholly-owned hotels, excluding the Crowne Plaza Tampa Westshore and Crowne Plaza Houston Downtown, expires between December 2014 and April 2018. The separate management agreements covering the Crowne Plaza Tampa Westshore and the Crowne Plaza Houston Downtown expire in March 2019 and April 2016, respectively. The term of the management agreements with respect to each hotel, excluding the Crowne Plaza Houston Downtown, may be renewed by MHI Hotels Services for two successive periods of five years each upon the mutual agreement of MHI Hotels Services and our TRS Lessee, subject to the satisfaction of certain performance tests, provided that at the time the option to renew is exercised, MHI Hotels Services is not then in default under the management agreements. If at the time of the exercise of any renewal period MHI Hotels Services is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS Lessee may terminate the management agreements. If MHI Hotels Services desires to exercise any option to renew, it must give our TRS Lessee written notice of its election to renew the management agreements no less than 90 days before the expiration of the then current term of the management agreements. The Crowne Plaza Houston Downtown may be renewed by MHI Hotels Services for one successive period of five years upon the mutual agreement of MHI Hotels Services and our TRS Lessee.

Any amendment, supplement or modification of the management agreements must be in writing signed by all parties and approved by a majority of the Company’s independent directors.

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

The base management fee for each of our initial hotels and for any subsequent hotels we directly acquire will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our wholly-owned hotels is as follows:

	2016	2015	2014	2013	2012	2011	2010
Crowne Plaza Hampton Marina(1)	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	2.0%
Crowne Plaza Houston Downtown(2)	2.0%	2.0%	2.0%	2.0%	N/A	N/A	N/A
Crowne Plaza Tampa Westshore(3)	3.0%	3.0%	3.0%	3.0%	3.0%	2.5%	2.0%
Crowne Plaza Jacksonville Riverfront	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
DoubleTree by Hilton Brownstone – University	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Philadelphia Airport	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Savannah DeSoto	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Hilton Wilmington Riverside	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Holiday Inn Laurel West	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Sheraton Louisville Riverside(4)	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%

(1)	In 2010, the management company abated the increase in management fee for the Crowne Plaza Hampton for 2010.
(2)	In November 2013, we assumed the existing management agreement with MHI Hotels Services for the management of the Crowne Plaza Houston Downtown. The provision of the agreement provide for a base management fee of 2.0% and no incentive management fee.
(3)	In January 2009, we entered a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore. The provisions of the new agreement related to base management fee are the same as those contained in the master management agreement. The provisions of the new agreement related to the incentive management fee are the same as those contained in the master management agreement except that it is calculated separately and not aggregated with the other properties covered by the master management agreement.
(4)	Pursuant to the master management agreement, the term for each of the initial properties, which included the Holiday Inn Downtown Williamsburg, was 10 years. The management company agreed to substitute the Sheraton Louisville Riverside for the Holiday Inn Downtown Williamsburg for remainder of the term of the agreement.

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

The incentive management fee under the master management agreement, if any, will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of all our hotels, with the exception of the Tampa and Houston properties, on an aggregate basis for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive fee may not exceed 0.25% of the aggregate gross revenue of all of the hotels included in the incentive fee calculation for the year in which the incentive fee is earned. The calculation of the incentive fee will not include results of hotels for the fiscal year in which they are initially leased, or for the fiscal year in which they are sold, and newly acquired or leased hotels will be included in the calculation beginning in the second full calendar year such hotel is managed. The management agreement for the management of the Tampa property includes a similar provision for payment of an incentive management fee on a stand-alone basis. The management agreement for the Houston property does not include a provision for payment of an incentive management fee.

Early Termination. The master management agreement may be terminated with respect to one or more of the hotels earlier than the stated term, if certain events occur, including:

•	a sale of a hotel or the substitution of a newly acquired hotel for an existing hotel;

•	the failure of MHI Hotels Services to satisfy certain performance standards with respect to any of the future hotels or with respect to the six initial hotels after the expiration of the initial 10-year term;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or

•	upon a default by MHI Hotels Services or us that is not cured prior to the expiration of any applicable cure periods.

The management agreement for the Crowne Plaza Tampa Westshore may also be terminated for convenience with ninety days notice to MHI Hotels Services.

The management agreement for the Crowne Plaza Houston Downtown may also be terminated if certain events occur, including:

•	a sale of the hotel;

•	gross negligence in the performance of its duties as the manager;

•	if the operating profit of the hotel is less than the annual amount of the original permanent debt service.

Termination Fees. In certain cases of early termination of the management agreements for the Crowne Plaza Houston Downtown or the master management agreement with respect to one or more of the hotels covered under that agreement, we must pay MHI Hotels Services a termination fee, plus any amounts otherwise due to MHI Hotels Services pursuant to the terms of that management agreement. We will be obligated to pay termination fees in such circumstances provided that MHI Hotels Services is not then in default, subject to certain cure and grace periods.

The management agreement for our Tampa property included certain termination fees if we terminated the management agreement for convenience during the initial year of management. As the initial year of management has been completed, there is no termination fee for the termination of the management agreement for our Tampa property.

New Acquisitions; Strategic Alliance Agreement. Pursuant to the strategic alliance agreement with MHI Hotels Services, we have agreed to engage MHI Hotels Services for the management of any hotels acquired in the future unless a majority of the Company’s independent directors in good faith concludes, for valid business reasons, that another management company should manage any newly acquired hotels. If the management agreement terminates as to all of the hotels covered in connection with a default under the management agreement, the strategic alliance agreement will also terminate.

Franchise Agreements

As of December 31, 2013, our hotels operate under franchise licenses from national hotel companies. On January 13, 2014, we entered into an agreement to purchase an independent full-service hotel in Atlanta, Georgia, that does not operate under a franchise license.

We anticipate that, for the near term, most of the additional hotels we acquire will be operated under franchise licenses. We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. We may, however, own and operate hotels that are not encumbered with franchise licenses, if such ownership meets our strategic investment criteria.

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

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage;

•	marketing techniques including print media, billboards, and promotions standards; and

•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessee is required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties:

	Franchise Fee(1)	Marketing/ Reservation Fee(1)	Expiration Date
Crowne Plaza Hampton Marina	5.0%	3.5%	10/06/2018
Crowne Plaza Houston Downtown	5.0%	3.5%	04/12/2016
Crowne Plaza Jacksonville Riverfront	5.0%	3.5%	04/01/2016
Crowne Plaza Tampa Westshore	5.0%	3.5%	03/06/2019
DoubleTree by Hilton Brownstone – University	5.0%	4.0%	11/30/2021
Hilton Philadelphia Airport	5.0%	3.5%	10/31/2014
Hilton Savannah DeSoto	5.0%	4.0%	07/31/2017
Hilton Wilmington Riverside	5.0%	4.0%	03/31/2018
Holiday Inn Laurel West	5.0%	2.5%	10/05/2015
Sheraton Louisville Riverside	5.0%	3.5%	04/25/2023

(1)	Percentage of room revenues payable to the franchisor.

Tax Status

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2004. In order to maintain its qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute, as “qualifying distributions”, at least 90.0% of its taxable income (determined without regard to the deduction for dividends paid and by excluding its net capital gains and reduced by certain non-cash items) to its stockholders. The Company has adhered to these requirements each taxable year since its formation in 2004 and intends to continue to adhere to these requirements and maintain its qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income (including its net capital gain) that is distributed to its stockholders. If the Company fails to qualify for taxation as a REIT in any taxable year, and no relief provision applies, it will be subject to federal income taxes at regular corporate rates (as well as any applicable alternative minimum tax) and it would be disqualified from re-electing treatment as a REIT until the fifth taxable year after the year in which it failed to qualify as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

While the Operating Partnership is generally not subject to federal and state income taxes, the unitholders of the Operating Partnership, including the Company, are subject to tax on their respective allocable shares of the Operating Partnership’s taxable income.

The Company has one taxable REIT subsidiary, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss through December 31, 2013 of $2.9 million and has paid no income taxes since its formation. In addition to a deferred tax asset of approximately $1.0 million for these cumulative tax loss carryforwards, MHI Holding had a deferred tax asset of approximately $0.3 million attributable to start-up expenses related to the opening of several of its hotels which was not deductible when incurred and is being amortized over 15 years and deferred tax assets of approximately $0.2 million attributable to year-to-year timing differences for accrued, but not deductible, vacation and sick pay amounts.

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

Employees

As of February 28, 2014, we employed nine full-time persons, all of whom work at our corporate office in Williamsburg, Virginia. All persons employed in the day-to-day operations of the hotels are employees of MHI Hotels Services, the management company engaged by our TRS Lessee to operate such hotels.

Subsequent Events

On January 13, 2014, the Company entered into an agreement to acquire an independent full-service hotel in Atlanta, Georgia for the aggregate purchase price of approximately $61.0 million. We anticipate that the purchase will be funded with a first mortgage in the amount of $41.5 million, a $19.0 million loan secured by interests in another asset, and working capital. We hope to close the transaction by the end of the first quarter, or shortly thereafter. We plan to continue to operate the hotel as an independent full-service hotel.

Available Information

We maintain an Internet site, http://www.sotherlyhotels.com, which contains additional information concerning Sotherly Hotels Inc. We make available free of charge through our Internet site all our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements and other reports filed with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have also posted on this website the Company’s Code of Business Conduct and the charters of the Company’s Audit and NCGC Committees of the Company’s board of directors. We intend to disclose on our website any changes to, or waivers from, the Company’s Code of Business Conduct. Information on the Company’s Internet site is neither part of nor incorporated into this Form 10-K.

Item 1A. Risk Factors

The following are the material risks that may affect us. Any of the risks discussed herein can materially adversely affect our business, liquidity, operations, industry or financial position or our future financial performance.

Risks Related to Our Debt and the Recent Economic Crisis

We have substantial financial leverage.

As of December 31, 2013, we had consolidated debt of approximately $188.0 million, which is comprised of approximately $160.4 million secured debt, and approximately $27.6 million unsecured debt related to the 8.0% senior unsecured notes due September 30, 2018 (the “Notes” or, individually, a “Note”). Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

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

We have debt obligations maturing in 2014 and 2015, and if we are not successful in extending the term of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.

On June 28, 2013, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina until June 30, 2014. Under the terms of the extension, we made a principal payment of approximately $1.1 million to reduce the principal balance on the loan to $6.0 million. We may extend the maturity date of such mortgage until June 2015, subject to certain terms and conditions. In July 2015, the mortgage on our Crowne Plaza Jacksonville Riverfront matures, but we may extend such mortgage until July 2016 pursuant to certain terms and conditions. The total aggregate amount of our debt obligations maturing in 2014 is approximately $34.6 million, which represents approximately 18.4% of our total debt obligations. In August 2014, the mortgage on the Hilton Philadelphia Airport matures, but we may extend such mortgage until March 2017 pursuant to certain terms and conditions.

We will need to, and plan to, renew, replace or extend our long-term indebtedness prior to their respective maturity dates. If we are unable to extend these loans, we may be required to repay the outstanding principal amount at maturity or a portion of such indebtedness upon refinance. If we do not have sufficient funds to repay any portion of the indebtedness, it may be necessary to raise capital through debt financing, private or public offerings of debt securities or equity financings. We are uncertain whether we will be able to refinance these obligations or if refinancing terms will be favorable. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available to meet our financial obligations. If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may not be able to execute our business strategies or we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses and potentially reducing cash flow from operating activities if the sale proceeds in excess of the amount required to satisfy the indebtedness could not be reinvested in equally profitable real property investments. Moreover, the terms of any additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended. To the extent we cannot repay our outstanding debt, we risk losing some or all of our hotel properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder the Company’s ability to meet the REIT distribution requirements imposed by the Code. In addition, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.

Our borrowing costs are sensitive to fluctuations in interest rates.

While we have reduced the amount of floating rate debt over the last year, higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport, and the mortgage on the Crowne Plaza Jacksonville Riverfront. Each of these mortgages bears interest at rates tied to the 30-day London Interbank Offered Rate (“LIBOR”) and provide for minimum rates of interest. To the extent that increases in the LIBOR rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

Our mortgage on the Crowne Plaza Hampton Marina matures within the next six months. Should we obtain new debt financing or refinance existing indebtedness, we may increase the amount of floating rate debt that currently exists. In addition, adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

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

If the closing price of our shares fails to meet NASDAQ’s minimum bid price requirement for 30 consecutive days, or if we otherwise fail to meet all other applicable requirements of the NASDAQ Global Market, NASDAQ may make a determination to delist our shares of common stock. Any such delisting could have adverse effects by, among other things:

•	Reducing the trading liquidity and market price of the Company’s common stock;

•	Reducing the number of investors willing to hold or acquire the Company’s common stock, thereby restricting our ability to obtain equity financing;

•	Causing an event of default under certain of our debt agreements, which could serve to accelerate the indebtedness; and

•	Reducing our ability to retain, attract and motivate directors, officers and employees.

Risks Related to Our Business and Properties

If the economy falls back into a recessionary period or fails to maintain positive growth, our operating performance and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We incurred a net loss of approximately $3.8 million for our 2013 fiscal year. A renewed economic downturn may produce continued losses. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

We own a limited number of hotels and significant adverse changes at one hotel could have a material adverse effect on our financial performance and may limit our ability to make distributions to stockholders.

As of December 31, 2013, our portfolio consisted of ten wholly-owned properties and one joint venture property with a total of 2,683 rooms. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

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

In keeping with our investment strategy, we may acquire, renovate and/or re-brand hotels in new or existing geographic markets as part of our repositioning strategy. Unanticipated expenses and insufficient demand for newly repositioned hotels could adversely affect our financial performance and our ability to comply with covenants in the indenture and to make distributions to the Company’s stockholders.

We have in the past, and may in the future, develop or acquire hotels in geographic areas in which our management may have little or no operating experience. Additionally, those properties may also be renovated and re-branded as part of a repositioning strategy. Potential customers may not be familiar with our newly renovated hotel or be aware of the brand change. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other geographic areas. These hotels may attract fewer customers than expected and we may choose to increase spending on advertising and marketing to promote the hotel and increase customer demand. Unanticipated expenses and insufficient demand at new hotel properties, therefore, could adversely affect our financial performance and our ability to comply with covenants in the indenture and to make distributions to the Company’s stockholders.

We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel and as a result, our returns are dependent on the management of our hotels by MHI Hotels Services.

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to subsidiaries of our TRS Lessee, and our TRS Lessee retains third-party managers to operate our hotels pursuant to management agreements.

Under the terms of our management agreements with MHI Hotels Services and the REIT qualification rules, our ability to participate in operating decisions regarding the hotels is limited. We will depend on MHI Hotels Services to operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, and average daily rates (“ADR”), we may not be able to force MHI Hotels Services to change its method of operating our hotels. Additionally, in the event that we need to replace MHI Hotels Services or any other management companies in the future, we may be required by the terms of the applicable management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Our ability to make distributions to the Company’s stockholders is subject to fluctuations in our financial performance, operating results and capital improvement requirements.

As a REIT, the Company is required to distribute, as “qualifying distributions”, at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items), each year to the Company’s stockholders. However, several factors may make us unable to declare or pay distributions to the Company’s stockholders, including poor operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements that may be required by our franchisors.

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

The amount of any dividend distributions to holders of the Company’s common stock is in the sole discretion of the Company’s board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash to fund distributions.

Geographic concentration of our hotels makes our business vulnerable to economic downturns in the Mid-Atlantic and Southern United States.

Our hotels are located in the Mid-Atlantic and Southern United States. As a result, economic conditions in the Mid-Atlantic and Southern United States significantly affect our revenues and the value of our hotels to a greater extent than if we had a more geographically diversified portfolio. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors that may adversely affect the economic climate in these areas could have a significant adverse impact on our business. Any resulting oversupply or reduced demand for hotels in the Mid-Atlantic and Southern United States and in our markets in particular would therefore have a disproportionate negative impact on our revenues and limit our ability to make distributions to stockholders.

Hedging against interest rate exposure may adversely affect us and our hedges may fail to protect us from the losses that the hedges were designed to offset.

Subject to maintaining the Company’s qualification as a REIT, we may continue to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap agreements and swap agreements.

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

We compete for investment opportunities with other entities, some of which have substantially greater financial resources than we do. This competition may generally limit the number of suitable investment opportunities offered to us, which may limit our ability to grow. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms, or at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, the Company’s stockholders could lose confidence in our financial results, which could harm our business and the value of the Company’s common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our internal controls and financial reporting are not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes in the future. We may in the future discover areas of our internal controls that need improvement. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of the Company’s common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Risks Related to Conflicts of Interest of Our Officers and Directors

Conflicts of interest could result in our executive officers and certain of our directors acting in a manner other than in the Company’s stockholders’ best interest.

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

Our management agreements establish the terms of MHI Hotels Services’ management of our hotels. Under certain circumstances, if we terminate our master management agreement as to one of the hotels, we will be required to pay MHI Hotels Services a termination fee. If we were to terminate the master management agreement with respect to all covered hotels in connection with a sale of those hotels, and also terminate the management agreement with respect to the Crowne Plaza Houston Downtown Hotel in connection with a sale of the hotel, the aggregate termination fee would be approximately $2.7 million as of December 31, 2013. There is currently no termination fee for the termination of the management agreement for our Tampa property. As significant owners of MHI Hotels Services, which would receive any management and management termination fees payable by us under the management agreement, Andrew M. Sims and Kim E. Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of the Company’s stockholders to do so. In addition, Andrew M. Sims will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

There can be no assurance that provisions in our bylaws will always be successful in mitigating conflicts of interest.

Under our bylaws, a committee consisting of only independent directors must approve any transaction between us and MHI Hotels Services or its affiliates or any interested director. However, there can be no assurance that these policies always will be successful in mitigating such conflicts, and decisions could be made that might not fully reflect the interests of all of the Company’s stockholders.

Certain of our officers and directors hold units in our Operating Partnership and may seek to avoid adverse tax consequences, which could result from transactions that would otherwise benefit the Company’s stockholders.

Holders of units in our Operating Partnership, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Andrew M. Sims, Kim E. Sims, Edward S. Stein, and a trust controlled by Andrew M. Sims, Kim E. Sims and a former member of our board of directors, may have different objectives than holders of the Company’s common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These individuals, together with their affiliates, owned as of December 31, 2013, in the aggregate, approximately 9.6% of the outstanding units in our Operating Partnership. These individuals may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to the Company’s stockholders, or they may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Contractual obligations require us to nominate affiliates of the Sims family as two of our directors.

Pursuant to a strategic alliance agreement we entered into in December 2004, during the term of the agreement, which expires in December 2014, MHI Hotels Services has a contractual right to nominate one person for election as a director, to our board of directors, and, pursuant to his employment agreement with us, Andrew M. Sims has the right to be nominated as a director. These provisions in effect provide the Sims family and their affiliates the right to nominate two of our directors. As discussed herein, such persons have conflicts of interest with the Company.

Our tax indemnification obligations, which were not the result of arm’s-length negotiations and which apply in the event that we sell certain properties, could subject us to liability, which we currently estimate to be approximately $4.6 million, and limit our operating flexibility and reduce our returns on our investments.

If we dispose of certain of our hotels in taxable dispositions, we would be obligated to indemnify the original contributors (including their permitted transferees and persons who are taxable on the income of a contributor or permitted transferee) against certain tax consequences of the sale pursuant to the tax indemnity agreements, the terms of which were not the result of arm’s-length negotiations. These original contributors include Andrew M. Sims, the Company’s chairman and chief executive officer, William J. Zaiser, the Company’s former executive vice president and chief financial officer, Kim E. Sims, a current Company director, and Christopher L. Sims, a former Company director. We have agreed to pay a certain amount of a contributor’s tax liability with respect to gains allocated to such contributor under Section 704(c) of the Code if we dispose of a property contributed by such contributor in a taxable transaction during a “protected period,” which continues until the earlier of:

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

As over nine years have elapsed since the properties were contributed, if we were to sell, during 2014 in a taxable transaction, the five hotels that were contributed to us in the Company’s initial public offering in exchange for partnership units in the Operating Partnership (including our property in Jeffersonville, Indiana which we substituted under the tax indemnity and related agreements for the property in Williamsburg, Virginia as part of an exchange pursuant to Section 1031 of the Code) our estimated total tax indemnification obligation to our indemnified contributors, including the gross-up payment, would be approximately $4.6 million, which amount will decrease until the end of 2014 at which time the indemnification agreement expires.

Our agreements with MHI Hotels Services and its affiliates, including the contribution agreements, management agreements, strategic alliance agreement, subleases, partnership agreement of our Operating Partnership and employment agreements, were not negotiated on an arms’ length basis and may be less favorable to us than we could have obtained from third parties.

In connection with the Company’s initial public offering, we entered into various agreements with MHI Hotels Services and its affiliates, including contribution agreements, a master management agreement, a strategic alliance agreement, subleases, the partnership agreement of our Operating Partnership and employment agreements. In addition, we entered into separate management agreements with MHI Hotels Services relating to our Tampa, Florida property and our joint venture for the Hollywood, Florida property. In November 2013, we assumed the existing management agreement with MHI Hotels Services for the management of our Houston, Texas property. The terms of all of these agreements were determined by our management team, who had conflicts of interest as described above and ownership interests in MHI Hotels Services and its affiliates. The terms of all of these agreements may be less favorable to us than we could have obtained from third parties.

We may realize reduced revenue because our management company may experience conflicts of interest in connection with the management of its other properties.

MHI Hotels Services may experience conflicts of interest in connection with the management of other properties located nearby in the same geographic market as our hotel properties. Currently, MHI Hotels Services manages a small city-center property in the same geographic market as one of our hotel properties and also manages another property in the same geographic market as a second property in our portfolio. The fees that MHI Hotels Services earns for managing our properties are largely fixed under our management agreements and may be less than the fees it earns for other properties it manages or may manage in the future. Because MHI Hotels Services oversees the marketing and solicitation of individual and group business, it may have a greater financial incentive to direct prospective guests and customers to properties that we do not own, which would have a negative impact on our revenue and our financial condition.

Risks Related to the Lodging Industry

Our ability to comply with the terms of the indenture, our ability to make distributions to the Company’s stockholders and the value of our hotels in general, may be adversely affected by factors in the lodging industry.

Operating Risks

Our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors, including increases in labor costs, that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

These factors could reduce the net income of our TRS Lessee, which in turn could adversely affect the value of our hotels and our ability to comply with the terms of the indenture and to make distributions to the Company’s stockholders.

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

Seasonality of the Hotel Business

The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues and to make distributions to the Company’s stockholders.

Investment Concentration in Particular Segments of a Single Industry

Our entire business is lodging-related. Therefore, a downturn in the lodging industry, in general, and the full-service, upscale and upper-upscale segments in which we operate, in particular, will have a material adverse effect on the value of our hotels, our financial condition and the extent to which cash may be available for distribution to the Company’s stockholders.

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2013 and 2012, we spent approximately $4.9 million and approximately $2.9 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of all these capital improvements as well as future capital improvements could adversely affect our financial condition and amounts available for distribution to the Company’s stockholders.

Operating our hotels under franchise agreements could increase our operating costs and lower our net income.

Our hotels operate under franchise agreements which subject us to risks in the event of negative publicity related to one of our franchisors.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we, our TRS Lessee, and the management company follow their standards. Failure by us, our TRS Lessee or the management company to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of continuing a franchise license, a franchisor may require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise license or to operate the hotel without a franchise license. The loss of a franchise license could significantly decrease the revenues at the hotel and reduce the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition and results of operations, our ability to comply with the terms of the indenture and reduce our cash available for distribution to stockholders.

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

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to the Company’s stockholders.

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, such as Hurricane Sandy in October 2012 and Hurricane Katrina in New Orleans in August 2005, losses from foreign terrorist activities, such as those on September 11, 2001, or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. Currently, our insurers provide terrorism coverage in conjunction with the Terrorism Risk Insurance Program sponsored by the federal government through which insurers are able to receive compensation for insured losses resulting from acts of terrorism. The program is currently set to expire on December 31, 2014. If the program is not renewed, we do not intend to obtain terrorism insurance on our hotel properties as we anticipate it will be costly or unavailable. Lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could reduce our net income and limit our ability to obtain future financing.

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

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to comply with the terms of the indenture and to make distributions to the Company’s stockholders could be adversely affected.

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

In general, the representations and warranties provided under the transaction agreements related to the sales of the hotel properties may not survive the closing of the transactions. While we will likely seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations and our ability to make distributions to the Company’s stockholders.

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

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the outbreaks of SARS and avian flu in 2003 had a severe impact on the travel industry, and the outbreaks of H1N1 flu in 2009 threatened to have a similar impact. A prolonged recurrence of SARS, avian flu, H1N1 flu or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotels and adversely affect our financial conditions and results of operations.

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

The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the cost and terms of debt financing;

•	absence of liquidity in credit markets which limits the availability and amount of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters such as Hurricane Sandy in October 2012 and Hurricane Katrina in New Orleans in August 2005, which may result in uninsured losses, and acts of war or terrorism, including the consequences of terrorist acts, such as those that occurred on September 11, 2001.

We may decide to sell our hotels in the future. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property.

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to comply with the terms of the indenture and to pay distributions to stockholders.

Future acquisitions may not yield the returns expected, may result in disruptions to our business, may strain management resources and may result in stockholder dilution.

Our business strategy may not ultimately be successful and may not provide positive returns on our investments. Acquisitions may cause disruptions in our operations and divert management’s attention away from day-to-day operations. The issuance of equity securities in connection with any acquisition could be substantially dilutive to the Company’s stockholders.

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

Increases in property taxes would increase our operating costs, reduce our income and adversely affect our ability to make distributions to the Company’s stockholders.

Each of our hotel properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our financial condition, results of operations and our ability to make distributions to the Company’s stockholders could be materially and adversely affected and the market price of the Company’s common shares could decline.

Risks Related to Our Organization and Structure

Our ability to effect a merger or other business combination transaction may be restricted by our Operating Partnership agreement.

In the event of a change of control of the Company, the limited partners of our Operating Partnership will have the right, for a period of 30 days following the change of control event, to cause the Operating Partnership to redeem all of the units held by the limited partners for a cash amount equal to the cash redemption amount otherwise payable upon redemption pursuant to the partnership agreement. This cash redemption right may make it more unlikely or difficult for a third party to propose or consummate a change of control transaction, even if such transaction were in the best interests of the Company’s stockholders.

Provisions of the Company’s charter may limit the ability of a third party to acquire control of the Company.

Aggregate Share and Common Share Ownership Limits

The Company’s charter provides that no person may directly or indirectly own more than 9.9% of the value of the Company’s outstanding shares of capital stock or more than 9.9% of the number of the Company’s outstanding shares of common stock. These ownership limitations may prevent an acquisition of control of the Company by a third party without the Company’s board of directors’ approval, even if the Company’s stockholders believe the change of control is in their interest. The Company’s board of directors has discretion to waive that ownership limit if, including other considerations, the board receives evidence that ownership in excess of the limit will not jeopardize the Company’s REIT status.

Authority to Issue Stock

The Company’s amended and restated charter authorizes our board of directors to issue up to 49,000,000 shares of common stock and up to 1,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of the Company, including transactions at a premium over the market price of the Company’s stock, even if stockholders believe that a change of control is in their interest. The Company will be able to issue additional shares of common or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company’s securities may be listed or traded.

Provisions of Maryland law may limit the ability of a third party to acquire control of the Company.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of the Company’s common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10.0% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of the Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the Company’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

The Company has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of the Company’s board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in the Company’s bylaws. However, the Company’s board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and the Company may, by amendment to its bylaws, opt in to the control share provisions of the MGCL in the future. The Company’s board of directors has the exclusive power to amend the Company’s bylaws.

Additionally, Title 8, Subtitle 3 of the MGCL permits the Company’s board of directors, without stockholder approval and regardless of what is currently provided in the Company’s charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) the Company does not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change in control of the Company under the circumstances that otherwise could provide the holders of the Company’s common stock with the opportunity to realize a premium over the then current market price.

Provisions in the Company’s executive officers’ employment agreements and the strategic alliance agreement may make a change of control of the Company more costly or difficult.

The Company’s employment agreements with Andrew M. Sims, its chief executive officer, David R. Folsom, its president and chief operating officer, and Anthony E. Domalski, its chief financial officer, contain provisions providing for substantial payments to these officers in the event of a change of control of the

Company. Specifically, if the Company terminates these executive’s employment without cause or the executive resigns with good reason, which includes a failure to nominate Andrew M. Sims to the Company’s board of directors or his involuntary removal from the Company’s board of directors, unless for cause or by vote of the stockholders, or if there is a change of control, each of these executives is entitled to the following:

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

These provisions may make a change of control of the Company, even if it is in the best interests of the Company’s stockholders, more costly and difficult and may reduce the amounts the Company’s stockholders would receive in a change of control transaction.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of the Company’s common stock.

In order to maintain the Company’s REIT qualification, it cannot be closely held (i.e., more than 50.0% in value of our outstanding stock cannot be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year (other than the first year for which a REIT election is made)). To preserve the Company’s REIT qualification, the Company’s charter contains a 9.9% aggregate share ownership limit and a 9.9% common share ownership limit. Generally, any shares of the Company’s stock owned by affiliated persons will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

If anyone transfers shares in a way that would violate the aggregate share ownership limit or the common share ownership limit, or prevent the Company from continuing to qualify as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit or the common share ownership limit. If this transfer to a trust fails to prevent such a violation or fails to preserve the Company’s continued qualification as a REIT, then the Company will consider the initial intended transfer to be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the aggregate share ownership limit, the common share ownership limit or the other restrictions on transfer in the Company’s charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of the Company’s stock falls between the date of purchase and the date of redemption or sale.

The board of directors’ revocation of the Company’s REIT status without stockholder approval may decrease the Company’s stockholders’ total return.

The Company’s charter provides that the Company’s board of directors may revoke or otherwise terminate the Company’s REIT election, without the approval of the Company’s stockholders, if the Company’s board of directors determines that it is no longer in the Company’s best interest to continue to qualify as a REIT. If the Company ceases to be a REIT, it would become subject to federal income tax on its taxable income and would no longer be required to distribute most of its taxable income to the Company’s stockholders, which may have adverse consequences on our total return to the Company’s stockholders.

The ability of the Company’s board of directors to change the Company’s major corporate policies may not be in your best interest.

The Company’s board of directors determines the Company’s major corporate policies, including its acquisition, financing, growth, operations and distribution policies. The Company’s board of directors may amend or revise these and other policies from time to time without the vote or consent of the Company’s stockholders.

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

Federal Income Tax Risks Related to the Company’s Status as a REIT

The federal income tax laws governing REITs are complex.

The Company intends to operate in a manner that will maintain its qualification as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. The Company has not requested or obtained a ruling from the Internal Revenue Service, or the IRS, that it qualifies as a REIT. Accordingly, we cannot be certain that the Company will be successful in operating in a manner that will permit it to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of the Company’s qualification as a REIT. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. The Company and its stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. We are not aware, however, of any pending tax legislation that would adversely affect the Company’s ability to qualify as a REIT.

Failure to make distributions could subject the Company to tax.

In order to maintain its qualification as a REIT, each year the Company must pay out to its stockholders in distributions, as “qualifying distributions”, at least 90.0% of its REIT taxable income, computed without regard to the deductions for dividends paid and excluding net capital gains and reduced by certain non-cash items. To the extent that the Company satisfies this distribution requirement, but distributes less than 100.0% of its taxable income (including its net capital gain), it will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4.0% nondeductible excise tax if the actual amount that it pays out to its stockholders as a “qualifying distribution” for a calendar year is less than the sum of: (A) 85% of our ordinary income for such calendar year, plus (B) 95% of our capital gain net income for such calendar year. The Company’s only recurring source of funds to make these distributions comes from rent received from its TRS Lessee whose only recurring source of funds with which to make these payments and distributions is the net cash flow (after payment of operating and other costs and expenses and management fees) from hotel operations, and any dividend and other distributions that it may receive from MHI Holding. Accordingly, the Company may be required to borrow money or sell assets to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.

Failure to qualify as a REIT would subject the Company to federal income tax.

If the Company fails to qualify as a REIT in any taxable year, it will be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. The resulting tax liability might cause the Company to borrow funds, liquidate some of its investments or take other steps that could negatively affect its operating results in order to pay any such tax. Unless it is entitled to relief under certain statutory provisions, the Company would be disqualified from treatment as a REIT for the four taxable years following the year in which it lost its qualification. If the Company lost its REIT status, its net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, the Company would no longer be required to make distributions to its stockholders, and it would not be able to deduct any stockholder distributions in computing its taxable income. This would substantially reduce the Company’s earnings, cash available to pay distributions, and the value of common stock.

Failure to qualify as a REIT may cause the Company to reduce or eliminate distributions to its stockholders, and the Company may face increased difficulty in raising capital or obtaining financing.

If the Company fails to remain qualified as a REIT, it may have to reduce or eliminate any distributions to its stockholders in order to satisfy its income tax liabilities. Any distributions that the Company does make to its stockholders would be treated as taxable dividends to the extent of its current and accumulated earnings and profits. This may result in negative investor and market perception regarding the market value of the Company’s common stock, and the value of its common stock may be reduced. In addition, the Company and the Operating Partnership may face increased difficulty in raising capital or obtaining financing if the Company fails to qualify or remain qualified as a REIT because of the resulting tax liability and potential reduction of its market valuation.

MHI Holding increases our overall tax liability.

Our TRS Lessee is a single-member limited liability company that is wholly-owned by MHI Holding, a taxable REIT subsidiary that is wholly-owned by the Operating Partnership. Our TRS Lessee is disregarded as an entity separate from MHI Holding for U.S. federal income tax purposes, such that the assets, liabilities, income, gains, losses, credits and deductions of our TRS Lessee are treated as the assets, liabilities, income, gains, losses, credits and deductions of MHI Holding for U.S. federal income tax purposes. MHI Holding is subject to federal and state income tax on its taxable income, which will consist of the revenues from the hotels leased by the Company’s TRS Lessee, net of the operating expenses for such hotels and rent payments. Accordingly, although the Company’s ownership of MHI Holding and the TRS Lessee will allow it to participate in the operating income from its hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of MHI Holding, if any, will be available for distribution to the Company.

The Company will incur a 100.0% excise tax on its transactions with MHI Holding and the TRS Lessee that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by the TRS Lessee exceeds an arm’s-length rental amount, such amount potentially will be subject to this excise tax. The Company intends that all transactions among itself, MHI Holding and the TRS Lessee will be conducted on an arm’s-length basis and, therefore, that the rent paid by the TRS Lessee will not be subject to this excise tax.

Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow.

Even if the Company remains qualified for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and assets. For example:

•	it will be required to pay tax on undistributed REIT taxable income (including net capital gain);

•	it may be required to pay “alternative minimum tax” on its items of tax preference;

•	if it has net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, it must pay tax on that income at the highest corporate rate;

•	if it sells a property in a “prohibited transaction,” its gain from the sale would be subject to a 100.0% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business;

•	MHI Holding is a fully taxable corporation and is required to pay federal and state taxes on its taxable income; and

•	it may experience increases in its state and/or local income tax burdens as states and localities continue to look to modify their tax laws in order to raise revenues, including by (among other things) changing from a net taxable income-based regime to a gross receipts-based regime, suspending and/or limiting the use of net operating losses, increasing tax rates and fees, imposing surcharges and subjecting partnerships to an entity-level tax, and limiting or disallowing certain U.S. federal deductions such as the dividends-paid deduction.

Complying with REIT requirements may cause the Company to forgo attractive opportunities that could otherwise generate strong risk-adjusted returns and instead pursue less attractive opportunities, or none at all.

To qualify as a REIT for federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock. Thus, compliance with the REIT requirements may hinder the Company’s ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for its stockholders.

Complying with REIT requirements may force the Company to liquidate otherwise attractive investments, which could result in an overall loss on its investments.

To maintain qualification as a REIT, the Company must ensure that at the end of each calendar quarter at least 75.0% of the value of its assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of the Company’s investment in securities (other than government securities, qualified real estate assets and securities of one or more taxable REIT subsidiaries) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of the Company’s assets (other than government securities, qualified real estate assets and securities of one or more taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25.0% of the value of the Company’s total assets can be represented by securities of one or more taxable REIT subsidiaries. If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences. If the Company fails to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, the Company may be able to preserve its REIT status if the failure was due to reasonable cause and not to willful neglect. In this case, the Company will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and it will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets.

As a result, the Company may be required to liquidate otherwise attractive investments.

Taxation of dividend income could make the Company’s common stock less attractive to investors and reduce the market price of its common stock.

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect the Company or could adversely affect its stockholders. Under recently-enacted legislation, “qualified dividends,” which include dividends from domestic C corporations that are paid to non-corporate stockholders, are subject to a reduced maximum U.S. federal income tax rate of 20.0%. Because REITs generally do not pay corporate-level taxes as a result of the dividends-paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for a reduced tax rate. Non-corporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, the Company could cease to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership will continue to qualify to be treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including the Company, will be required to pay tax on its allocable share of the Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, the Company could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause the Company to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including the Company.

The Company’s failure to qualify as a REIT would have serious adverse consequences to its stockholders.

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2004. The Company believes it has operated so as to qualify as a REIT under the Code and believes that its current organization and method of operation comply with the rules and regulations promulgated under the Code to enable the Company to continue to qualify as a REIT. However, it is possible that the Company has been organized or has operated in a manner that would not allow it to qualify as a REIT, or that its future operations could cause it to fail to qualify. Qualification as a REIT requires the Company to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within its control. For example, in order to qualify as a REIT, the Company must satisfy a 75.0% gross income test pursuant to Code Section 856(c)(3) and a 95.0% gross income test pursuant to Code Section 856(c)(2) each taxable year. In addition, the Company must pay dividends, as “qualifying distributions”, to its stockholders aggregating annually at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding capital gains, and reduced by certain non-cash items) and must satisfy specified asset tests on a quarterly basis. While historically the Company has satisfied the distribution requirement discussed above by making cash distributions to its stockholders, the Company may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its stock. The provisions of the Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in the Company’s case because its holds its assets through the Operating Partnership.

If MHI Holding does not qualify as a taxable REIT subsidiary, or if the Company’s hotel manager does not qualify as an “eligible independent contractor,” the Company would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to its shareholders.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. The Company currently leases substantially all of its hotels to the TRS Lessee, which is a disregarded entity for U.S. federal income tax purposes and is wholly-owned by MHI Holding, a taxable REIT subsidiary, and expects to continue to do so. So long as MHI Holding qualifies as a taxable REIT subsidiary, it will not be treated as a “related party tenant” with respect to the Company’s properties that are managed by an independent hotel management company that qualifies as an “eligible independent contractor.” The Company believes that MHI Holding will continue to qualify to be treated as a taxable REIT subsidiary for federal income tax purposes, but there can be no assurance that the IRS will not challenge this status or that a court would not sustain such a challenge. If the IRS were successful in such challenge, it is possible that the Company would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to be qualifying income for purposes of the two gross income tests. If the Company failed to meet any of the asset or gross income tests, it would likely lose its REIT qualification for federal income tax purposes.

Additionally, if the Company’s hotel manager does not qualify as an “eligible independent contractor,” the Company would fail to qualify as a REIT. Each hotel manager that enters into a management contract with the TRS Lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid by the TRS Lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager must not own, directly or through its shareholders, more than 35.0% of the Company’s outstanding shares, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35.0% thresholds are complex. Although the Company intends to monitor ownership of its shares by its hotel manager and their owners, there can be no assurance that these ownership levels will not be exceeded.

Foreign investors may be subject to U.S. tax on the disposition of the Company’s stock if the Company does not qualify as a “domestically controlled” REIT.

A foreign person disposing of a “U.S. real property interest,” which includes stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the gain recognized on the disposition. Additionally, the transferee will be required to withhold 10% on the amount realized on the disposition. This 10% is creditable against the U.S. federal income tax liability of the foreign transferor in connection with such transferor’s disposition of the Company’s stock. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled” (i.e., less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence). We cannot be sure that the Company will qualify as a “domestically controlled” REIT. If the Company does not so qualify, gain realized by foreign investors on a sale of the Company’s stock would be subject to U.S. income and withholding tax under FIRPTA, unless the Company’s stock were traded on an established securities market and a foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of the Company’s outstanding stock.

Investors may be subject to a 3.8% Medicare tax in connection with an investment in the Company’s common stock or the Notes.

The U.S. tax laws impose a 3.8% “Medicare tax” on the “net investment income” (i.e., interest, dividends, capital gains, annuities, and rents that are not derived in the ordinary course of a trade or business) of individuals with income exceeding $200,000 ($250,000 if married filing jointly or $125,000 if married filing separately), and of estates and trusts. Interest on the Notes and gains from the disposition of the Notes may be subject to the Medicare tax. Prospective investors should consult with their independent advisors as to the applicability of the Medicare tax to an investment in the Notes in light of such investors’ particular circumstances.

Investors may be subject to U.S. withholding tax under the “Foreign Account Tax Compliance Act.”

On March 18, 2010, the Hiring Incentives to Restore Employment Act, or the HIRE Act, was enacted in the United States. The HIRE Act includes provisions known as the Foreign Account Tax Compliance Act, or FATCA, that generally impose a 30% U.S. withholding tax on “withholdable payments,” which consist of (i) U.S.-source dividends, interest, rents and other “fixed or determinable annual or periodical income” paid after June 30, 2014 and (ii) certain U.S.-source gross proceeds paid after December 31, 2016 to (a) “foreign financial institutions” unless (x) they enter into an agreement with the IRS to collect and disclose to the IRS information regarding their direct and indirect U.S. owners or (y) they comply with the terms of any FATCA intergovernmental agreement executed between the authorities in their jurisdiction and the U.S., and (b) “non-financial foreign entities” (i.e., foreign entities that are not foreign financial institutions) unless they certify certain information regarding their direct and indirect U.S. owners. Final regulations under FATCA were issued by the IRS on January 17, 2013, which were supplemented by additional regulations and guidance. FATCA does not replace the existing U.S. withholding tax regime. However, the FATCA regulations contain coordination provisions to avoid double withholding on U.S.-source income.

A foreign investment that receives dividends on the Company’s common stock or gross proceeds from a disposition of shares of the Company’s common stock may be subject to FATCA withholding tax with respect to such dividends or gross proceeds.

Under a grandfathering rule, FATCA does not apply to any payments made under an obligation that is outstanding on July 1, 2014 (provided such obligation is not materially modified subsequent to such date) and any gross proceeds from the disposition of such obligation. The Notes will be grandfathered obligations for FATCA purposes provided they are not materially modified after July 1, 2014. However, if the Notes are materially modified after July 1, 2014, interest on the Notes may be subject to FATCA withholding. Prospective investors should consult their own tax advisors regarding the potential implications of FATCA with respect to an investment in the Notes in light of their particular circumstances.

Foreign investors will be subject to U.S. withholding tax on the receipt of ordinary dividends on the Company’s stock.

The portion of dividends received by a foreign investor payable out of the Company’s current and accumulated earnings and profits which are not attributable to capital gains and which are not effectively connected with a U.S. trade or business of the foreign investor will generally be treated as ordinary income and will be subject to U.S. withholding tax at the rate of 30%. This 30% withholding tax may be reduced by an applicable income tax treaty. The IRS recently issued additional temporary and final FATCA regulations that are complex and considerable in length. Even if the 30% withholding is reduced or eliminated by treaty for payments made to a foreign investor, FATCA withholding of 30% could apply depending upon the foreign investor’s FATCA status. Foreign investors should consult with their independent advisors as to the U.S. withholding tax consequences to such investors with respect to their investment in the Company’s stock in light of their particular circumstances, as well as determining the appropriate documentation required to reduce or eliminate U.S. withholding tax.

Foreign investors will be subject to U.S. income tax on the receipt of capital gain dividends on the Company’s stock.

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

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect our investors. You are strongly encouraged to consult with your own tax advisor with respect to the status of any legislative, regulatory or administrative developments, announcements and proposals and their potential impact on your investment in the Company’s stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item  2. Properties

As of February 28, 2014, our portfolio consisted of the following properties:

Wholly-Owned Properties	Number of Rooms	Occupancy 2013	ADR 2013	RevPAR 2013	Occupancy 2012	ADR 2012	RevPAR 2012	Occupancy 2011	ADR 2011	RevPAR 2011
Crowne Plaza Hampton Marina, Hampton, Virginia	173	50.1%	$95.27	$47.72	56.1%	$90.50	$50.82	61.7%	$88.48	$54.63
Crowne Plaza Houston Downtown, Houston, Texas(1)	259	74.6%	133.51	99.64	68.7%	124.16	85.34	64.2%	121.51	78.04
Crowne Plaza Jacksonville Riverfront, Jacksonville, Florida	292	58.5%	97.51	57.05	61.9%	95.72	59.25	53.2%	101.29	53.85
Crowne Plaza Tampa Westshore, Tampa, Florida	222	67.1%	99.12	66.46	70.8%	100.77	71.33	64.6%	96.82	62.58
DoubleTree by Hilton Brownstone – University, Raleigh, North Carolina	190	69.9%	111.56	78.03	67.9%	104.12	70.73	59.4%	85.87	51.02
Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331	78.2%	134.40	105.13	77.0%	134.21	103.38	76.8%	128.57	98.75
Hilton Savannah DeSoto, Savannah, Georgia	246	73.7%	137.77	101.61	74.2%	132.59	98.32	75.6%	123.85	93.61
Hilton Wilmington Riverside, Wilmington, North Carolina	272	73.3%	140.44	102.91	74.0%	129.48	95.82	73.6%	124.81	91.81
Holiday Inn Laurel West, Laurel, Maryland	207	61.5%	87.68	53.90	66.9%	88.66	59.34	60.8%	89.01	54.14
Sheraton Louisville Riverside, Jeffersonville, Indiana	180	67.9%	133.19	90.42	63.2%	123.73	78.15	62.9%	118.37	74.51

Subtotal	2,372

Joint Venture Property
Crowne Plaza Hollywood Beach Resort, Hollywood, Florida	311	82.2%	$157.87	$129.79	79.2%	$147.37	$116.66	79.4%	$133.29	$105.82

Total	2,683

(1)	The operating statistics for the Crowne Plaza Houston Downtown rely on information from both the period prior to, and the period subsequent to, the Company’s acquisition of the hotel.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

Prior to March 11, 2008, the Company’s common stock traded on the American Stock Exchange, or AMEX, under the symbol “MDH”. On March 11, 2008, we terminated our listing on the AMEX and listed the Company’s common stock on the NASDAQ® Global Market also under the symbol “MDH”. Upon completion of its name change, the Company changed its symbol to “SOHO”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on NASDAQ:

	Price Range
	High	Low
Year Ended December 31, 2013
First Quarter	$4.35	$3.19
Second Quarter	$4.81	$3.29
Third Quarter	$4.80	$4.11
Fourth Quarter	$5.95	$4.46
Year Ended December 31, 2012
First Quarter	$2.95	$2.23
Second Quarter	$3.80	$2.71
Third Quarter	$4.10	$3.40
Fourth Quarter	$4.10	$2.88

The closing price of the Company’s common stock on the NASDAQ Global Market on February 28, 2014 was $6.17 per share.

Stockholder Information

As of February 28, 2014, there were 79 holders of record of the Company’s common stock and as of February 28, 2014, there were 2,609 beneficial owners of the Company’s common stock.

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Recent Sales of Unregistered Securities

On each of March 1, 2013 and August 14, 2013, Kim E. Sims, a director of the Company, through the KES Family Limited Partnership, LLP, a holder of units in the Operating Partnership, redeemed 50,000 units in the Operating Partnership for an equivalent number of shares of the Company’s common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On April 1, 2013, a holder of units in the Operating Partnership redeemed 31,641 units for an equivalent number of shares of the Company’s common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public, and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of February 28, 2014, there were 13 holders of the Operating Partnership’s partnership units.

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

In connection with the acquisition of the Crowne Plaza Houston Downtown Hotel in November 2013, the Operating Partnership issued 32,929 units of limited partnership interests to MHI Hotels, L.L.C. (“MHI Hotels”) in exchange for its 1.0% limited partnership interest in Houston Hotel Associates Limited Partnership, L.L.P. (“HHA”), the entity that owned the property. The aggregate value of the units issued was $153,636. The indirect equity owners of MHI Hotels include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims. Following an initial one year holding period, the Operating Partnership is obligated to redeem each unit at the request of the holder thereof for the cash value of one share of common stock or, at the Company’s option, one share of common stock. The units of limited partnership interests were issued by the Operating Partnership to MHI Hotels pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On September 24, 2013, the Operating Partnership’s Registration Statement on Form S-11 (SEC File No. 333-189821) was declared effective by the Securities and Exchange Commission, pursuant to which the Operating Partnership sold 8.00% senior unsecured notes due 2018 in the aggregate amount of $27.6 million (including $3.6 million issued pursuant to the underwriters’ over-allotment option) at a price of $25 per Note.

On November 13, 2013, the Operating Partnership used approximately $9.4 million of the proceeds from the Note offering towards the acquisition of 100% of the partnership interests of HHA. HHA is the sole owner of the entity that indirectly owns the Crowne Plaza Houston Downtown.

On December 23, 2013, the Operating Partnership used the remaining proceeds from the Note offering, along with available working capital, to redeem 1,000,000 Issuable Warrant Units, as defined in the Warrant, issued to the Company for an aggregate cash redemption price of approximately $4.0 million. Concurrently with the redemption of the 1,000,000 Issuable Warrant Units, the Company used the same cash received from the Operating Partnership to redeem a portion of the Warrant corresponding to an aggregate of 1,000,000 Issuable Warrant Shares for an aggregate cash redemption price of approximately $4.0 million.

Sotherly Hotels Inc. and Sotherly Hotels LP

Dividend and Distribution Information

The Company elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to the Company’s stockholders of at least 90.0% of our REIT taxable income, excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles. Our ability to pay distributions to the Company’s stockholders will depend, in part, upon our receipt of distributions from our Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessee, and in turn, upon the management of our properties by our hotel manager. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS Lessee may retain any after-tax earnings.

The following table sets forth the Company’s common stock dividend payments to the Company’s stockholders for fiscal year 2012 to present. The same table sets forth the Operating Partnership’s distributions per common partnership unit for fiscal year 2012 to present:

Dividend (Distribution) Payments
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit
January 2012	March 31, 2012	April 11, 2012	$0.020
April 2012	June 30, 2012	July 11, 2012	$0.020
July 2012	September 30, 2012	October 11, 2012	$0.030
October 2012	December 31, 2012	January 11, 2013	$0.030
January 2013	March 31, 2013	April 11, 2013	$0.035
April 2013	June 30, 2013	July 11, 2013	$0.035
July 2013	September 30, 2013	October 11, 2013	$0.040
October 2013	December 31, 2013	January 10, 2014	$0.045
January 2014	March 31, 2014	April 11, 2014	$0.045

In December 2008, in the interest of capital preservation and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2010, the Company amended its dividend policy and reduced the level of its cash dividend payments. Reducing and suspending the Company’s dividend during 2009 and 2010 did not jeopardize the Company’s REIT status as our 2009 distributions exceeded the minimum annual distribution requirement and operating losses in 2010 eliminated any distribution requirement for 2010. In July 2011, in part due to improving operating trends, we reevaluated our quarterly dividend policy and reinstated our quarterly common stock dividend (distribution), as outlined in the above table.

The amount of future common stock distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Code’s annual distribution requirements, and other factors, which the Company’s board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for Sotherly Hotels Inc. and Sotherly Hotels LP for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The financial results for the Crowne Plaza Hollywood Beach Resort, in which we have a 25.0% indirect interest, are not consolidated as we account for our investment under the equity method of accounting. The following selected historical financial data was derived from audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and in prior filings. The Company’s financial statements for the years ended December 31, 2013 and 2012 have been audited by PBMares, LLP (formerly Witt Mares, PLC, which audited the Company’s financial statements for the years ended December 31, 2011, 2010 and 2009), our independent registered public accounting firm for such periods. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

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

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Statement of Operations
Total Revenues	$89,374,527	$87,343,220	$81,172,504	$77,382,344	$71,518,726
Total Operating Expenses excluding Depreciation and Amortization	(69,829,527)	(68,376,569)	(65,807,786)	(62,451,362)	(59,224,407)
Depreciation and Amortization	(8,467,228)	(8,661,769)	(8,702,880)	(8,506,802)	(8,420,085)
Net Operating Income	11,077,772	10,304,882	6,661,838	6,424,180	3,874,234
Interest Income	17,914	16,158	14,808	22,305	41,999
Interest Expense	(11,647,141)	(12,382,146)	(10,821,815)	(10,030,517)	(9,661,871)
Other Income (Expense) – Net	(2,362,548)	(1,965,376)	(1,424,620)	546,115	(927,924)
Income Tax Benefit (Provision)	(1,521,182)	(1,301,229)	(905,455)	(214,344)	1,807,126
Net Loss	(4,435,185)	(5,327,711)	(6,475,243)	(3,252,261)	(3,010,587)
Net Loss Attributable to Noncontrolling Interest	(981,126)	(1,223,036)	(1,630,797)	(869,317)	(1,036,757)
Net Income (Loss) Attributable to the Company	$(3,454,059)	$(4,104,675)	$(4,844,446)	$(2,382,944)	$(1,973,830)

Statement of Cash Flows
Cash from Operations – net	$9,594,751	$9,011,957	$7,550,142	$4,728,270	$3,182,605
Cash used in Investing – net	(29,527,589)	(3,156,121)	(6,130,273)	(3,469,608)	(11,007,214)
Cash from (used in) Financing – net	22,133,750	(3,090,079)	(2,798)	(1,756,261)	9,595,949
Net Increase (Decrease) in Cash and Cash Equivalents	$2,200,912	$2,765,757	$1,417,071	$(497,599)	$1,771,340

Balance Sheet
Investments in Hotel Properties – net	$202,645,633	$176,427,904	$181,469,432	$183,898,660	$188,587,507
Total Assets(1)	228,040,102	204,030,869	209,299,446	209,583,431	213,959,755
Line of Credit	—	—	25,537,290	75,197,858	75,522,858
Mortgage Loans	160,363,549	135,674,432	94,157,825	72,192,253	72,738,250
Unsecured Notes	27,600,000	—	—	—	—
Redeemable Preferred Stock	—	14,227,650	25,353,698	—	—
Total Liabilities	196,868,723	166,698,739	165,416,203	158,775,128	160,118,529
Noncontrolling Interest(1)	5,746,114	7,390,545	8,947,405	11,867,096	15,660,933
Total Sotherly Hotels Inc. Stockholders’ Equity(1)	25,425,265	29,941,585	34,935,838	38,941,207	38,180,293

Operating Data
Average Number of Available Rooms	2,148	2,113	2,111	2,110	2,071
Total Number of Available Room Nights	783,936	773,358	770,334	770,150	755,942
Occupancy Percentage(2)	67.4%	68.9%	66.2%	66.0%	60.4%
Average Daily Rate (ADR)(2)	$118.91	$114.22	$110.24	$104.42	$107.21
RevPAR(2)	$80.16	$78.65	$72.94	$68.93	$64.74

Additional Financial Data
FFO(3)	$4,577,710	$3,924,733	$2,923,539	$5,971,900	$5,997,948
Adjusted FFO(3)	10,897,524	9,470,684	5,577,805	5,315,321	2,848,314
Hotel EBITDA(4)	23,279,809	22,439,770	18,708,019	17,639,548	14,771,907
Loss Per Basic Share	$(0.34)	$(0.41)	$(0.50)	$(0.25)	$(0.28)

(1)	As of the period end.
(2)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. RevPAR is calculated by dividing the total daily room revenue by the total daily number of rooms available.

(3)	Industry analysts and investors use Funds from Operations (“FFO”) as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures.

Adjusted FFO accounts for certain additional items that are not in NAREIT’s definition of FFO, including any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment charges, investment in hotel property impairment, losses on early extinguishment of debt, change in the deferred income taxes, aborted offering costs, costs associated with the departure of a executive officers and acquisition transaction costs.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Loss	$(4,435,185)	$(5,327,711)	$(6,475,243)	$(3,252,261)	$(3,010,587)
Depreciation and Amortization	8,467,228	8,661,769	8,702,880	8,506,802	8,420,085
Equity in Depreciation on Joint Venture	545,667	590,675	567,803	546,055	545,580
(Gain)/ Loss on Asset Disposal	—	—	128,099	171,304	42,870

Funds From Operations	$4,577,710	$3,924,733	$2,923,539	$5,971,900	$5,997,948
Realized and Unrealized (Gain)/Loss on Hedging Activities(A)	(89,998)	13,752	77,152	(830,614)	(1,220,161)
Realized and Unrealized Loss on Warrant Derivative	2,205,248	2,026,677	1,309,075	—	—
(Increase)/Decrease in Deferred Income Taxes	1,463,160	1,412,467	685,189	174,035	(1,929,473)
Impairment of Investment in Hotel Properties, Net	611,000	—	—	—	—
Impairment of Note Receivable	—	110,871	—	—	—
Aborted Offering Costs	—	—	582,850	—	—
Acquisition Costs	89,743	—	—	—	—
Loss on Early Extinguishment of Debt(A)(B)	2,040,662	1,982,184	—	—	—

Adjusted FFO	$10,897,525	$9,470,684	$5,577,805	$5,315,321	$2,848,314

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.
(B)	Except for the portion representing equity in loss on early extinguishment of debt of joint ventures, amounts are reflected in interest expense for the periods presented above.

(4)	Hotel EBITDA represents the portion of net operating income before depreciation and amortization and corporate general and administrative expenses that related to our wholly-owned properties.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Loss	$(4,435,185)	$(5,327,711)	$(6,475,243)	$(3,252,261)	$(3,010,587)
Interest Expense	11,647,141	12,382,146	10,821,815	10,030,517	9,661,871
Interest Income	(17,914)	(16,158)	(14,808)	(22,305)	(41,999)
Income Tax Provision (Benefit)	1,521,182	1,301,229	905,455	214,344	(1,807,126)
Depreciation and Amortization	8,467,228	8,661,769	8,702,880	8,506,802	8,420,085
Equity in (Earnings)/Loss of Joint Venture	(453,700)	(172,172)	60,094	(16,931)	249,367
(Gain)/ Loss on Asset Disposal	—	—	128,099	171,304	42,870
Realized and Unrealized (Gain)/Loss on Hedging Activities	—	—	(72,649)	(700,488)	(1,220,161)
Realized and Unrealized Loss on Warrant Derivative	2,205,248	2,026,677	1,309,075	—	—
Impairment of Investment in Hotel Properties, Net	611,000	—	—	—	—
Impairment of Note Receivable	—	110,871	—	—	—
Corporate General and Administrative Expenses	4,360,583	4,078,826	4,025,794	3,389,764	3,170,627
Net Lease Rental Income	(350,000)	(350,000)	(447,000)	(443,000)	(445,000)
Other Fee Income	(275,775)	(255,707)	(235,493)	(238,198)	(248,040)

Hotel EBITDA	$23,279,808	$22,439,770	$18,708,019	$17,639,548	$14,771,907

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the Mid-Atlantic and Southern United States. We commenced operations in December 2004 when the Company completed its initial public offering and thereafter consummated the acquisition of six initial hotel properties. Since the Company’s initial public offering, we have engaged in the following acquisitions and dispositions:

•	On July 22, 2005, we acquired the Crowne Plaza Jacksonville Riverfront (formerly, the Hilton Jacksonville Riverfront).

•	On August 10, 2006, we sold the Holiday Inn Downtown Williamsburg.

•	On September 20, 2006, we acquired the Louisville Ramada Riverfront Inn, which went through an extensive renovation and re-opened in May 2008 as the Sheraton Riverside Louisville.

•	On August 8, 2007, through our joint venture with Carlyle, we acquired a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida.

•	On October 29, 2007, we acquired a hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, which went through an extensive renovation and re-opened in March 2009 as the Crowne Plaza Tampa Westshore.

•	On April 24, 2008, we acquired the Hampton Marina Hotel in Hampton, Virginia, which has been renovated and was converted to the Crowne Plaza Hampton Marina in October 2008.

•	On November 13, 2013, we acquired the Crowne Plaza Houston Downtown in Houston, Texas.

Our hotel portfolio currently consists of eleven full-service, primarily upscale and upper-upscale hotels with 2,683 rooms, which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Ten of these hotels, totaling 2,372 rooms, are 100% owned by subsidiaries of the Operating Partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. As of December 31, 2013, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Houston Downtown	259	Houston, TX	November 13, 2013	Upscale
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
Doubletree by Hilton Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upper Upscale
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004	Upper Mid-Scale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale

	2,372
Joint Venture Property
Crowne Plaza Hollywood Beach Resort	311	Hollywood, FL	August 9, 2007	Upscale

Total	2,683

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and owns an approximate 78.1% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our original hotel properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessee, a wholly-owned subsidiary of the Operating Partnership, which then engages a hotel management company to operate the hotels under a management agreement. Our TRS Lessee has engaged MHI Hotels Services to manage our hotels. Our TRS Lessee, and its parent, MHI Hospitality TRS Holding, Inc., are consolidated into each of our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

Key Operating Metrics

In the hotel industry, room revenue is considered the most important category of revenue and drives other revenue categories such as food, beverage, catering, parking and telephone. There are three key performance indicators used in the hotel industry to measure room revenues:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average daily rate, or ADR, which is total room revenue divided by the number of rooms sold; and

•	Revenue per available room or RevPAR, which is total room revenue divided by the total number of available rooms.

RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (such as housekeeping services, laundry, utilities, room supplies, franchise fees, management fees, credit card commissions and reservations expense), but could also result in increased non-room revenue from the hotel’s restaurant, banquet or parking facilities. Changes in RevPAR that are primarily driven by changes in ADR typically have a greater impact on operating margins and profitability as they do not generate all the additional variable operating costs associated with higher occupancy.

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

The following table illustrates the key operating metrics for the years ended December 31, 2013 and 2012 for our 10 wholly-owned properties (“actual” properties) as well as the nine wholly-owned properties that were under our control during all of 2013 and 2012 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Houston Downtown, which was acquired in November 2013.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Actual	Same-Store	Actual	Same-Store
Occupancy %	67.4%	67.6%	68.9%	68.9%
ADR	$118.91	$118.82	$114.22	$114.22
RevPAR	$80.16	$80.32	$78.65	$78.65

Revenue. Total revenue for the year ended December 31, 2013 was approximately $89.4 million, an increase of approximately $2.1 million, or 2.3%, from total revenue for the year ended December 31, 2012 of approximately $87.3 million. Approximately $1.4 million of the increase is attributable to our acquisition of the Crowne Plaza Houston Downtown. Within the remainder of the portfolio, revenue increases were strongest at our DoubleTree by Hilton Brownstone – University and the Sheraton Louisville Riverfront properties. These increases offset revenue decreases at our properties in Hampton, Virginia; Jacksonville, Florida; Laurel, Maryland and Tampa, Florida.

Room revenues at our properties for the year ended December 31, 2013 increased approximately $2.0 million, or 3.3%, to approximately $62.8 million compared to room revenues for the year ended December 31, 2012 of approximately $60.8 million. Approximately $0.9 million of the increase is attributable to our acquisition of the Crowne Plaza Houston Downtown. Within the remainder of the portfolio, room revenue increases were strongest at our DoubleTree by Hilton Brownstone – University; Hilton Wilmington Riverside and the Sheraton Louisville Riverfront properties. These increases offset revenue decreases at our properties in Hampton, Virginia; Jacksonville, Florida; Laurel, Maryland and Tampa, Florida. We continue to expect occupancy and ADR to increase as demand continues to strengthen as the overall economy continues to improve.

Food and beverage revenues at our properties for the year ended December 31, 2013 increased approximately $0.1 million, or 0.4%, to approximately $22.1 million compared to food and beverage revenue of approximately $22.0 million for the year ended December 31, 2012. A significant increase in food and beverage revenue at the DoubleTree by Hilton Brownstone – University in Raleigh, North Carolina as well as food and beverage revenue of approximately $0.4 million associated with our acquisition of the Crowne Plaza Houston Downtown offset decreases at several other properties in our portfolio.

Other operating revenues for the year ended December 31, 2013 decreased approximately $0.1 million, or 1.6%, to approximately $4.5 million compared to other operating revenues for the year ended December 31, 2012 of approximately $4.6 million. Most of the decrease was associated with lower guaranteed no-show fees.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $1.2 million, or 1.8%, for the year ended December 31, 2013 to approximately $65.5 million compared to hotel operating expenses for the year ended December 31, 2012 of approximately $64.3 million. The entire increase is attributable to the acquisition of the Crowne Plaza Houston Downtown.

Rooms expense at our properties for the year ended December 31, 2013 increased approximately $0.6 million, or 3.6%, to approximately $17.2 million compared to rooms expense of approximately $16.6 million for the year ended December 31, 2012. The increase in rooms expense was directly related to the 3.3% increase in room revenue.

Food and beverage expenses at our properties for the year ended December 31, 2013 decreased approximately $0.2 million, or 1.5%, to approximately $14.1 million compared to food and beverage expense of approximately $14.3 million for the year ended December 31, 2012. The decrease in food and beverage expense was generally attributable to operating efficiencies which produced higher profit margins on very little change in food and beverage revenue.

Indirect expenses at our properties for the year ended December 31, 2013 increased approximately $0.8 million, or 2.3%, to approximately $33.7 million compared to indirect expenses of approximately $32.9 million for the year ended December 31, 2012. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees. Approximately $0.6 million of the increase was attributable to the acquisition of the Crowne Plaza Houston Downtown. Decreases in energy costs, real estate taxes and incentive management fees offset increases in other indirect costs.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2013 decreased approximately $0.2 million, or 2.2%, to approximately $8.5 million compared to depreciation and amortization expense of approximately $8.7 million for the year ended December 31, 2012. We expect depreciation and amortization to increase as a result of the acquisition of the Crowne Plaza Houston Downtown.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2013 increased approximately $0.3 million, or 6.9%, to approximately $4.4 million compared to corporate general and administrative expenses of approximately $4.1 million for the year ended December 31, 2012. The increase in corporate and administrative costs is attributable to acquisition charges related to the Crowne Plaza Houston Downtown, costs associated with the Company’s name change as well as higher staff costs.

Interest Expense. Interest expense for the year ended December 31, 2013 decreased approximately $0.8 million, or 5.9%, to approximately $11.6 million compared to approximately $12.4 million of interest expense for the year ended December 31, 2012. If not for the premiums paid to redeem shares of Preferred Stock in June 2012, March 2013, August 2013 and September 2013 and the associated write-off of unamortized issue costs as well as the write-off of unamortized loan costs associated with the extinguishment of the credit facility in March 2013 and the refinance of the mortgage on the DoubleTree by Hilton Raleigh Brownestone – University in August 2013, we would have experienced a reduction in interest expense of approximately $1.4 million due mostly to a lower effective average interest rate on our debt.

Equity Income (Loss) in Joint Venture. Equity in the income of the joint venture increased approximately $0.3 million, or 163.5%, to approximately $0.5 million for the year ended December 31, 2013 compared to equity in the income of the joint venture of approximately $0.2 million for the year ended December 31, 2012 and represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. A 45.1% increase in net operating income contributed significantly to the increase in net income. For the year ended December 31, 2013, the Crowne Plaza Hollywood Beach Resort reported occupancy of 82.2%, ADR of $157.87 and RevPAR of $129.79. This compares with results reported by the hotel for the year ended December 31, 2012 of occupancy of 79.2%, ADR of $147.37 and RevPAR of $116.66.

Realized and Unrealized Loss on Warrant Derivative. The realized and unrealized loss on the Warrant derivative for the year ended December 31, 2013 increased approximately $0.2 million, or 8.8%, to approximately $2.2 million compared to the unrealized loss of approximately $2.0 million for the year ended December 31, 2012. The losses are predominantly attributable to the increase in market price of the underlying common stock. With the redemption of the warrants in the fourth quarter 2013, we do not expect any further charges.

Impairment of Investment in Hotel Properties, Net. The impairment of investment in hotel properties, net for the years ended December 31, 2013 and 2012 was $611,000 and $0, respectively. Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows of $611,000, as of December 31, 2013.

Income Tax Provision. The income tax provision for the year ended December 31, 2013 increased approximately $0.2 million, or 16.9%, to approximately $1.5 million compared to an income tax provision of approximately $1.3 million for the year ended December 31, 2012. The income tax provision is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized greater operating income for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Net Loss. Net loss for the year ended December 31, 2013 decreased approximately $1.5 million, or 28.2%, to approximately $3.8 million compared to net loss of approximately $5.3 million for the year ended December 31, 2012 as a result of the operating results discussed above.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The following table illustrates the key operating metrics for the years ended December 31, 2012 and 2011 for our nine wholly-owned properties that were under our control for all of 2012 and 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Occupancy %	68.9%	66.2%
ADR	$114.22	$110.24
RevPAR	$78.65	$72.94

Revenue. Total revenue for the year ended December 31, 2012 was approximately $87.3 million, an increase of approximately $6.1 million, or 7.6%, from total revenue for the year ended December 31, 2011 of approximately $81.2 million. Revenue increases were strongest at our DoubleTree by Hilton Brownstone – University and the Crowne Plaza Tampa Westshore properties.

Room revenues at our properties for the year ended December 31, 2012 increased approximately $4.6 million, or 8.3%, to approximately $60.8 million compared to room revenues for the year ended December 31, 2011 of approximately $56.2 million. The increase in room revenue was mostly attributable to increases in occupancy at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida and Tampa, Florida. Our recently renovated property in Raleigh, North Carolina as well as our property in Savannah, Georgia experienced significant increases in ADR as well.

Food and beverage revenues at our properties for the year ended December 31, 2012 increased approximately $1.5 million, or 7.2%, to approximately $22.0 million compared to food and beverage revenues for the year ended December 31, 2011 of approximately $20.5 million. Most of the increase in food and beverage revenue was attributable to increased revenues at the DoubleTree by Hilton Brownstone – University, the Holiday Inn Laurel West and the Crowne Plaza Tampa Westshore.

Other operating revenues for the year ended December 31, 2012 increased approximately $0.1 million, or 1.2%, to approximately $4.6 million compared to other operating revenues for the year ended December 31, 2011 of approximately $4.5 million. Higher guaranteed no-show fees and garage revenue offset a decrease in the payments received in respect of the expired Shell Island sublease.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $2.5 million, or 4.1%, for the year ended December 31, 2012 to approximately $64.3 million compared to hotel operating expenses for the year ended December 31, 2011 of approximately $61.8 million. Increases in expenses that vary directly with increases in revenue, such as food and beverage expense, management fees and franchise fees, accounted for more than two-thirds of the increase in hotel operating expenses.

Rooms expense at our properties for the year ended December 31, 2012 increased approximately $0.8 million, or 4.9%, to approximately $16.6 million compared to rooms expense of approximately $15.8 million for the year ended December 31, 2011. The increase in rooms expense was directly related to the 8.3% increase in room revenue.

Food and beverage expenses at our properties for the year ended December 31, 2012 increased approximately $0.7 million, or 4.9%, to approximately $14.3 million compared to food and beverage expense of approximately $13.6 million for the year ended December 31, 2011. The increase in food and beverage expense was generally attributable to the 7.2% increase in food and beverage revenue.

Indirect expenses at our properties for the year ended December 31, 2012 increased approximately $1.1 million, or 3.6%, to approximately $32.9 million compared to indirect expenses of approximately $31.8 million for the year ended December 31, 2011. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees. The overall increase in indirect expenses was offset by a decrease in energy costs, the non-recurrence of costs associated with Hurricane Irene at our property in Hampton, Virginia and the expiration of the sublease at Shell Island on December 31, 2011.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2012 remained constant at approximately $8.7 million compared to depreciation and amortization expense for the year ended December 31, 2011.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2012 increased approximately $0.1 million, or 1.3%, to approximately $4.1 million compared to corporate general and administrative expenses of approximately $4.0 million for the year ended December 31, 2011. The absence in the current year of charges related to our aborted stock offering in 2011 was offset by higher salaries and legal fees.

Interest Expense. Interest expense for the year ended December 31, 2012 increased approximately $1.6 million, or 14.4%, to approximately $12.4 million compared to approximately $10.8 million of interest expense for the year ended December 31, 2011. If not for the write-off of unamortized loan costs in conjunction with the extinguishment of the credit facility in March 2012 of approximately $0.5 million, the premium paid to redeem approximately 11,514 shares of Preferred Stock in June 2012 of approximately $0.8 million and the write-off of unamortized issuance costs related to the redeemed shares of approximately $0.7 million, we would have experienced a reduction in interest expense of approximately $0.4 million.

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

Unrealized Loss on Warrant Derivative. The unrealized loss on the Warrant derivative for the year ended December 31, 2012 increased approximately $0.7 million, or 54.8%, to approximately $2.0 million compared to the unrealized loss of approximately $1.3 million for the year ended December 31, 2011. The current year loss was predominantly attributable to the increase in market price of the underlying common stock whereas the prior year loss was predominantly attributable to the modification to the Warrant agreement in December 2011 whereby the exercise price will be adjusted for any and all dividends declared and paid after December 31, 2011.

Income Tax Provision. The income tax provision for the year ended December 31, 2012 increased approximately $0.4 million, or 43.7%, to approximately $1.3 million compared to approximately $0.9 million for the year ended December 31, 2011. The income tax provision is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized greater operating income for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Net Loss. Net loss for the year ended December 31, 2012 decreased approximately $1.2 million, or 17.7%, to approximately $5.3 million compared to net loss of approximately $6.5 million for the year ended December 31, 2011 as a result of the operating results discussed above.

Sources and Uses of Cash

The following narrative discusses our sources and used of cash for the year ended December 31, 2013.

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders of the Operating Partnership and stockholders of the Company as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2013 was approximately $9.6 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the stockholders of the Company (the unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions”, to the Company’s stockholders of at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. In November 2013, we spent approximately $30.7 million to purchase the Crowne Plaza Houston Downtown. During 2013, we spent approximately $4.9 million on capital expenditures at our properties, of which approximately $2.4 million related to the routine replacement of furniture, fixtures and equipment, and approximately $2.5 million related to renovations of our properties in Philadelphia, Pennsylvania and Jacksonville, Florida. We also contributed approximately $2.2 million in reserves required by the lenders of the Crowne Plaza Hampton Marina, DoubleTree by Hilton Raleigh Brownestone – University, Hilton Wilmington Riverside, Hilton Savannah DeSoto, Hilton Philadelphia Airport and Sheraton Louisville Riverside according to the provisions of the loan agreements. We also received reimbursement from those reserves of approximately $1.7 million for capital expenditures related to those properties.

On December 27, 2013, the joint venture entity that owns the Crowne Plaza Hollywood Beach entered into a credit and security agreement and other loan documents with Bank of America, N.A. to refinance the mortgage on that property. Subsequent to the refinance, we received a distribution of approximately $5.6 million, bringing the total distributions from the joint venture to approximately $6.6 million for the year ended December 31, 2013.

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

On August 2, 2013, we used approximately $2.7 million of the net proceeds of a new mortgage on the DoubleTree by Hilton Raleigh Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock. The remainder of the proceeds were used to pay transaction costs and for working capital.

On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million. The proceeds were used to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million, pay accrued and unpaid cash dividends, pay transaction costs and for working capital.

On October 23, 2013 and December 23, 2013, we redeemed the Essex Warrant, in two separate transactions, corresponding to an aggregate of 1,900,000 Issuable Warrant Shares for an aggregate cash redemption price of approximately $7.2 million. Concurrently with the redemptions on October 23, 2013 and December 23, 2013, the Operating Partnership redeemed an aggregate of 1,900,000 Issuable Warrant Units, as defined in the Warrant to Purchase Partnership Units agreement, for an aggregate cash redemption price of $7.2 million.

On November 13, 2013, we borrowed $21.5 million in conjunction with the purchase of the Crowne Plaza Houston Downtown.

On December 30, 2013, we paid approximately $3.5 million and extinguished the balance of the loan with the Carlyle Affiliate Lender.

The following narrative discusses our sources and uses of cash for the year ended December 31, 2012.

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders of the Operating Partnership and stockholders of the Company as well as repayments of indebtedness, is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2012 was approximately $9.0 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends in accordance with federal income tax laws which require us to make annual distributions to the Company’s stockholders of at least 90.0% of the Company’s REIT taxable income, excluding net capital gains.

Investing Activities. Approximately $2.9 million was spent during the year ended December 31, 2012 on capital expenditures, of which, approximately $1.4 million related to the routine replacement of furniture, fixtures and equipment and $1.5 million related to the completion of our renovation of our property in Raleigh, North Carolina as well as renovation of our properties in Philadelphia, Pennsylvania and Jacksonville, Florida. We also contributed approximately $2.0 million during the year ended December 31, 2012 into reserves required by the lenders for the Hilton Wilmington Riverside, Hilton Savannah DeSoto, Hilton Philadelphia Airport, Sheraton Louisville Riverside, Crowne Plaza Jacksonville Riverfront and the Crowne Plaza Hampton Marina according to the provisions of the loan agreements as well as the administrator of the then-existing credit agreement. During the year ended December 31, 2012, we received reimbursements from those reserves of approximately $1.2 million for capital expenditures related to those properties for periods ending on or before September 30, 2012.

Financing Activities. On March 5, 2012, we obtained a mortgage on the Hilton Philadelphia Airport for $30.0 million and used the proceeds to extinguish the credit facility and repay a portion of the outstanding indebtedness on the $10.0 million loan agreement with Essex Equity High Income Joint Investment Vehicle, LLC (the “Essex Note Agreement”).

On June 18, 2012, we obtained a mortgage on the Crowne Plaza Tampa Westshore for $14.0 million and used the proceeds to repay the outstanding indebtedness on the Essex Note Agreement and to make a special distribution by the Operating Partnership to the Company to redeem approximately 11,514 shares of Preferred Stock.

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

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at or lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In anticipation of the franchise license renewals at our properties in Philadelphia, Pennsylvania and Jacksonville, Florida, we anticipate capital expenditures this year of approximately $2.5 million. In addition, we anticipate capital expenditures of approximately $1.0 million at our property in Houston, Texas, other than for the recurring replacement of furniture, fixtures and equipment.

Given our desire to proceed with the renovation activities at these properties, we aim to restrict all other capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2014.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for the Crowne Plaza Hampton Marina, Crowne Plaza Houston Downtown, DoubleTree by Hilton Raleigh Brownestone – University, Hilton Savannah DeSoto, the Hilton Wilmington Riverside, and the Sheraton Louisville Riverside as well as 4.0% of room revenues for the Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of approximately $13.2 million, of which approximately $3.8 million was in restricted reserve accounts as well as real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt).

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

On June 28, 2013, the maturity date of the mortgage on the Crowne Plaza Hampton Marina was extended until June 30, 2014 and we reduced the mortgage balance by approximately $1.1 million and paid an extension fee. Pursuant to certain terms and conditions, we may extend the maturity date of the loan to June 30, 2015.

On August 1, 2013, we obtained a $15.6 million mortgage with CIBC, Inc. on the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The maturity date is August 1, 2018. Approximately $0.7 million of the loan proceeds were placed into a restricted reserve – which were disbursed to us in December 2013 upon satisfyfing the financial performance criteria. The remaining proceeds of the mortgage were used to repay the existing mortgage indebtedness, to pay closing costs, to redeem 2,460 shares of the Company’s Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of related accrued and unpaid cash and stock dividends and for working capital. The redemption resulted in a prepayment fee of approximately $0.2 million.

On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million. The proceeds were used to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of accrued and unpaid cash and stock dividends and for working capital. The redemption resulted in a prepayment fee of approximately $0.7 million.

On October 23, 2013 and December 23, 2013, we redeemed the Essex Warrant in two separate transactions corresponding to an aggregate of 1,900,000 Issuable Warrant Shares for an aggregate cash redemption price of approximately $7.2 million.

On November 13, 2013, we acquired the Crowne Plaza Houston Downtown by purchasing 100% of the partnership interests of HHA. The purchase was funded through a new first mortgage of $21.5 million, issuance of 32,929 units of limited partnership interests in the Operating Partnership and approximately $9.2 million in cash, net of cash received.

On December 30, 2013, we received a distribution from the joint venture that owns the Crowne Plaza Hollywood Beach of approximately $5.6 million and used approximately $3.5 million to extinguish the remaining balance of our loan from an affiliate of Carlyle related to the joint venture.

On January 13, 2014, we entered into an agreement to acquire an independent full-service hotel in Atlanta, Georgia for the aggregate purchase price of approximately $61.0 million. We anticipate that the purchase will be completed by the end of the first quarter, or shortly thereafter, and will be funded with a first mortgage in the amount of $41.5 million, a $19.0 million loan secured by interests in another asset, and working capital.

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

We believe there will be more opportunities to acquire properties in the future that meet our strategic goals and provide attractive long term returns. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue the acquisition of wholly-owned properties, additional and permissible joint venture investments as well as equity or debt financing in the future to enable us to take advantage of such opportunities. However, should additional and permissible joint venture transactions and equity or debt financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions, our medium and long-term capital needs will generally include the repayment of the Notes and the retirement of maturing mortgage debt. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of some or all the following:

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

At December 31, 2013, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans with the exception of the debt service coverage requirements under the mortgage on the Crowne Plaza Tampa Westshore for which we received a waiver.

Unsecured Notes

The indenture for the Notes contains certain covenants and restrictions that require us to meet certain financial ratios. We are not permitted to incur any Debt (other than intercompany Debt), as defined in the indenture, if, immediately after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, the ratio of the aggregate principal amount of all outstanding Debt to Adjusted Total Asset Value, as defined in the indenture, would be greater than 0.65 to 1.0. In addition, we are not permitted to incur any Debt if the ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense, both as defined in the indenture, on the date on which such additional Debt is to be incurred, on a pro-forma basis, after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, would be less than 1.50 to 1.0.

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were or would have been applicable at December 31, 2013 and December 31, 2012, respectively.

	December 31, 2013	December 31, 2012
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income (loss)	$(4,435,185)	$(5,327,711)
Interest expense	11,647,141	12,382,146
Provision for taxes	1,521,182	1,301,229
Equity in (income) loss of joint venture	(453,700)	(172,172)
Realized and unrealized loss on warrant derivative	2,205,248	2,026,677
Impairment of investment in hotel properties, net	611,000	—
Impairment of note receivable	—	110,871
Depreciation and amortization	8,467,228	8,661,769
Corporate general and administrative expenses	4,360,583	4,078,826

Consolidated Income Available for Debt Service	23,923,497	23,061,635
Less: Income of Non-Stabilized Assets(1)	(223,541)	—

Stabilized Consolidated Income Available for Debt Service	$23,699,956	$23,061,635

Interest expense	$11,647,141	$12,382,146
Distributions on Preferred Interest(2)	(2,230,806)	(3,106,981)
Amortization of issuance costs(2)	(1,518,556)	(1,971,796)

Consolidated Interest Expense	7,897,779	7,303,369
Less: Interest expense of Non-Stabilized Assets(1)	(131,410)	—

Stabilized Consolidated Income Available for Debt Service	$7,766,369	$7,303,369

Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	3.05	3.16

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$160,363,549	$135,674,432
Loans payable	—	4,025,220
Unsecured notes	27,600,000	—

Total debt	$187,963,549	$139,699,652

Stabilized Consolidated Income Available for Debt Service	$23,699,956	$23,061,635
Capitalization Rate	7.5%	7.5%

	315,999,415	307,488,467
Non-Stabilized Assets(1)	35,000,000	—
Cash and cash equivalents, total	13,172,769	10,255,610

Adjusted Total Asset Value	$364,172,184	$317,744,077

Ratio of Debt to Adjusted Total Asset Value	0.52	0.44

(1)	As permitted by the indenture, the Crowne Plaza Houston Downtown is considered a non-stabilized asset for purposes of the financial covenants.
(2)	Includes prepayment fee and write-off of unamortized issuance costs associated with the redemption of Preferred Stock and Preferred Interest redeemed during the period.

Mortgage Debt

As of December 31, 2013, we had approximately $160.4 million of outstanding mortgage debt. The following table sets forth our mortgage debt outstanding as of December 31, 2013.

Property	December 31, 2013	Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
Crowne Plaza Hampton Marina	$5,903,500	None	06/30/2014	(1)	$16,000	(2)	LIBOR plus 4.55	%(3)
Crowne Plaza Houston Downtown	21,428,258	Yes(4)	04/12/2016	(5)	25 years		4.50%
Crowne Plaza Jacksonville Riverfront	13,756,209	None	07/10/2015	(6)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,602,701	None	06/18/2017		25 years		5.60%
DoubleTree by Hilton Brownstone – University	15,525,626	(7)	08/01/2018		30 years		4.78%
Hilton Philadelphia Airport	28,731,151	None	08/30/2014	(8)	25 years		LIBOR plus 3.00	%(9)
Hilton Savannah DeSoto	21,546,423	Yes(10)	08/01/2017		25 years		6.06%
Hilton Wilmington Riverside	20,919,030	Yes(10)	04/01/2017		25 years		6.21%
Holiday Inn Laurel West	7,141,845	Yes(11)	08/05/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	11,808,806	(7)	01/06/2017		25 years		6.24%

Total	$160,363,549

(1)	The note provides that the mortgage can be extended until June 2015 if certain conditions have been satisfied.
(2)	The Operating Partnership is required to make monthly principal payments of $16,000.
(3)	The note bears a minimum interest rate of 5.00%.
(4)	The note may not be prepaid during the first two years of the term.
(5)	The note provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(6)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(7)	With limited exception, the note may not be prepaid until two months before maturity.
(8)	The note provides that the mortgage can be extended until March 2017 if certain conditions have been satisfied.
(9)	The note bears a minimum interest rate of 3.50%.
(10)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage loans, including interest	$183,729	$44,835	$50,141	$81,702	$7,051
Unsecured notes, including interest	38,088	2,208	4,416	31,464	—
Ground, building, office and equipment leases	1,208	413	639	156	—

Totals	$223,025	$47,456	$55,196	$113,322	$7,051

In connection with the acquisition of our six initial hotel properties, we entered into tax indemnity agreements that require us to indemnify the contributors of our initial properties against tax liabilities in the event we sell those properties in a taxable transaction during a 10-year period. As of December 31, 2013, such indemnification obligations could result in aggregate payments of approximately $4.6 million. Our obligations under the tax indemnity agreements may effectively preclude us from selling or disposing of certain of the initial hotels in taxable transactions or reducing our consolidated indebtedness below approximately $11.0 million.

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

On December 27, 2013, the joint venture secured a $57.0 million non-recourse mortgage with Bank of America, N.A. The mortgage requires monthly payments of interest at a rate of LIBOR plus additional interest of 3.95%. The proceeds from the loan were used to repay the existing first mortgage, to extinguish the interest-rate swap, to pay closing costs, and to make a distribution to the joint venture partners. The Crowne Plaza Hollywood Beach Resort property secures the mortgage.

Carlyle owns a 75.0% controlling interest in the JV Owner and Joint Venture Lessee. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach without our consent. We account for our noncontrolling 25.0% interest in all of these entities under the equity method of accounting.

Distributions to Common Stockholders and Holders of Units in the Operating Partnership. The Company has elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, the Company is required to make annual distributions to its stockholders of at least 90.0% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The Company’s ability to pay distributions to its stockholders will depend, in part, upon its receipt of distributions from the Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessee, and in turn, upon the management of our properties by our hotel manager. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital. To the extent not inconsistent with maintaining the Company’s REIT status, our TRS Lessee may retain any after-tax earnings.

The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by the Company based upon a variety of factors deemed relevant by its directors, and no assurance can be given that the distribution policy will not change in the future.

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

Geographic Concentration and Seasonality

Our hotels are located in Florida, Georgia, Indiana, Maryland, North Carolina, Pennsylvania, Texas and Virginia. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.

The operations of our hotel properties have historically been seasonal. The months of April and May are traditionally strong, as is October. The periods from mid-November through mid-February are traditionally slow with the exception of hotels located in markets, namely Florida and Texas, that experience significant room demand during this period.

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

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 7-39 years for buildings and improvements and 3-10 years for furniture and equipment. In accordance with generally accepted accounting principles, the controlling interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and noncontrolling interests held by the controlling holders of our accounting predecessor in hotels, which were acquired from third parties contributed to us in connection with the Company’s initial public offering, are recorded at historical cost basis. Noncontrolling interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value at the time of acquisition.

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs a recoverability analysis to determine if the estimated undiscounted future cash flows from operating activities and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the hotel property, an adjustment to reduce the carrying value to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows of $611,000, as of December 31, 2013. There were no charges for impairment of hotel properties recorded in 2012 or 2011.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2013. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

We consider FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance. We believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs.

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including any unrealized gain (loss) on its hedging instruments or warrant derivative, loan impairment losses, investment in hotel property impairment, losses on early extinguishment of debt, aborted offering costs, costs associated with the departure of executive officers and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative of the on-going performance of our business and assets. Our calculation of Adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Loss	$(4,435,185)	$(5,327,711)	$(6,475,243)
Depreciation and Amortization	8,467,228	8,661,769	8,702,880
Equity in Depreciation on Joint Venture	545,667	590,675	567,803
(Gain)/ Loss on Asset Disposal	—	—	128,099

Funds From Operations	$4,577,710	$3,924,733	$2,923,539
Realized and Unrealized (Gain)/Loss on Hedging Activities(A)	(89,998)	13,752	77,152
Realized and Unrealized Loss on Warrant Derivative	2,205,248	2,026,677	1,309,075
(Increase)/Decrease in Deferred Income Taxes	1,463,160	1,412,467	685,189
Impairment of Investment in Hotel Properties, Net	611,000	—	—
Impairment of Note Receivable	—	110,871	—
Aborted Offering Costs	—	—	582,850
Acquisition Costs	89,743	—	—
Loss on Early Extinguishment of Debt(A)(B)	2,040,662	1,982,184	—

Adjusted FFO	$10,897,525	$9,470,684	$5,577,805

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.
(B)	Except for the portion representing equity in loss on early extinguishment of debt of joint ventures, amounts are reflected in interest expense for the periods presented above.

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Loss	$(4,435,185)	$(5,327,711)	$(6,475,243)
Interest Expense	11,647,141	12,382,146	10,821,815
Interest Income	(17,914)	(16,158)	(14,808)
Income Tax Provision (Benefit)	1,521,182	1,301,229	905,455
Depreciation and Amortization	8,467,228	8,661,769	8,702,880
Equity in (Earnings)/Loss of Joint Venture	(453,700)	(172,172)	60,094
(Gain)/ Loss on Asset Disposal	—	—	128,099
Unrealized (Gain)/Loss on Hedging Activities	—	—	(72,649)
Realized and Unrealized (Gain)/Loss on Warrant Derivative	2,205,248	2,026,677	1,309,075
Impairment of Investment in Hotel Properties, Net	611,000	—	—
Impairment of Note Receivable	—	110,871	—
Corporate General and Administrative Expenses	4,360,583	4,078,826	4,025,794
Net Lease Rental Income	(350,000)	(350,000)	(447,000)
Other Fee Income	(275,775)	(255,707)	(235,493)

Hotel EBITDA	$23,279,808	$22,439,770	$18,708,019

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

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time we may enter into interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue derivative contracts for trading or speculative purposes.

As of December 31, 2013, we had approximately $139.6 million of fixed-rate debt and approximately $48.4 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.01%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the Crowne Plaza Hampton Marina and the Hilton Philadelphia Airport of 0.45% and 0.50%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport and the mortgage on the Crowne Plaza Jacksonville Riverfront remain at approximately $48.4 million, the balance at December 31, 2013, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $372,000.

As of December 31, 2012, we had approximately $98.7 million of fixed-rate debt and approximately $55.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.78%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the Crowne Plaza Hampton Marina and the Hilton Philadelphia Airport of 0.45% and 0.50%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport, the mortgage on the Crowne Plaza Jacksonville Riverfront and the loan from the Carlyle Affiliate Lender remained at approximately $55.2 million, the balance at December 31, 2012, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $467,000.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sotherly Hotels Inc. have been detected.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2013, its internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There was no change in Sotherly Hotels Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotels Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting.

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, does not expect that the disclosure controls and procedures or the internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sotherly Hotels LP have been detected.

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2013, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the Operating Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Operating Partnership’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control over Financial Reporting

There was no change in Sotherly Hotels LP’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotels LP’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels LP’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2014 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a code of business conduct and ethics, including a conflicts of interest policy that applies to its principal executive officer, principal financial officer, principal accounting officer or controller performing similar functions. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. A copy of the Company’s Code of Business Conduct is posted on the Company’s external website at www.sotherlyhotels.com. The Company and the Operating Partnership intend to post to its website any amendments to or waivers of its code. The Operating Partnership is managed by the Company, its sole general partner and parent company. Consequently, the Operating Partnership does not have its own separate directors or executive officers.

Information on the Company’s directors is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s 2014 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2014 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2014 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information required by this item is incorporated herein by reference to the section captioned “Director and Executive Compensation” of the Company’s 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II – Ratification of Appointment of Accountants” in the Company’s 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

The following exhibits are filed as part of this Form 10-K:

Exhibits
3.1	Articles of Amendment and Restatement of Sotherly Hotels Inc.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP.(2)

3.4	Articles Supplementary of Sotherly Hotels Inc.(3)

3.5	Amended and Restated Bylaws of Sotherly Hotels Inc.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP.(3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(34)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(34)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP.(35)

4.	Form of Common Stock Certificate.(2)

Exhibits
4.2	Warrant, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(3)

4.3	Amendment, dated December 21, 2011, to Warrant, dated as of April 18, 2011, by and among the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (4)

4.4	Amendment No. 2, dated July 10, 2012, to Warrant, dated as of April 18, 2011, by and among the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (5)

4.5	Amendment No. 3 to Warrant, dated October 23, 2013, by and among Sotherly Hotels Inc., Essex Illiquid, LLC and Richmond Hill Capital Partners, LP.(36)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP.(37)

4.7	Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee.(37)

10.1	Sotherly Hotels Inc. 2004 Long-Term Incentive Plan.(2)*

10.1A	Form of Restricted Stock Award Agreement between Sotherly Hotels Inc. and Participant(6)*

10.2A	Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims.(7)*

10.2B	First Amendment, dated as of January 1, 2011, to Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims.(8)*

10.2C	Executive Employment Agreement between Sotherly Hotels Inc. and Anthony E. Domalski.(33)*

10.3	Executive Employment Agreement between Sotherly Hotels Inc. and William J. Zaiser.(7)*

10.3A	Consulting Agreement between Sotherly Hotels Inc. and WJZ Consulting LLC.(33)*

10.4	Strategic Alliance Agreement between Sotherly Hotels Inc., Sotherly Hotels LP and MHI Hotels Services, LLC.(31)

10.5	Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(31)

10.5A	Amendment Number 2, dated January 14, 2008 to the Master Management Agreement, dated December 21, 2004, as amended, by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(9)

10.6	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and Sotherly Hotels LP(10)

10.7	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and Sotherly Hotels LP(10)

10.8	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and Sotherly Hotels LP(2)

10.9	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and Sotherly Hotels LP(2)

10.10	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.(2)

10.11	Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC.(31)

10.12	Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.(31)

Exhibits
10.13	Lease Agreement by and between Philadelphia Hotel Associates, LP and MHI Hospitality TRS, LLC (with a schedule of eight additional agreements that are substantially identical in all material respects to the Lease agreement, except as identified in such schedule, and are not being filed herewith per Instruction 2 to Item 601 of Regulation S-K.(31)

10.14	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and Sotherly Hotels LP(11)

10.15	Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.(31)

10.16	Loan Agreement dated as of July 22, 2005, by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company.(12)

10.17	Promissory Note dated as of July 22, 2005, made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company.(12)

10.18	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, Sotherly Hotels LP, and MHI Hotels, LLC.(13)

10.19	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC.(14)

10.19A	Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(15)

10.19B	Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006.(15)

10.19C	Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(16)

10.20	Employment Agreement, dated as of January 1, 2011, between Sotherly Hotels Inc. and David R. Folsom.(8)*

10.21	Credit Agreement dated as of May 8, 2006, among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein and the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co Documentation Agent, Manufacturers and Traders Trust Company as Co Documentation Agent and Branch Banking and Trust Company.(17)

10.21A	First Amendment to Credit Agreement, dated August 1, 2007.(19)

10.21B	Second Amendment to Credit Agreement, dated April 15, 2008.(20)

10.21C	Third Amendment to Credit Agreement, dated February 18, 2009.(21)

10.21D	Fourth Amendment to Credit Agreement, dated May 18, 2009.(22)

10.21E	Fifth Amendment to Credit Agreement, dated June 4, 2010.(23)

10.21F	Sixth Amendment to Credit Agreement, dated April 18, 2011.(3)

10.22A	First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006.(24)

10.22B	Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006.(24)

10.23	Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and Sotherly Hotels Inc..(25)

Exhibits
10.24	Strategic Alliance Agreement dated September 8, 2006 by and among Sotherly Hotels LP, Sotherly Hotels Inc. and Coakley & Williams Hotel Management Company.(26)

10.25	Promissory Note dated March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company.(27)

10.26A	Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007.(28)

10.26B	Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(28)

10.26C	Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(28)

10.27	Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC.(16)

10.28	Purchase Agreement between Sotherly Hotels Inc. and VanTampa Plaza Hotel, Inc. dated July 16, 2007.(18)

10.29	Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L.C., to the order of MONY Life Insurance Company.(19)

10.30	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008.(29)

10.31	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998.(29)

10.32	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A.(29)

10.33	Indenture of Trust between Hampton Redevelopment and Housing Authority and Crestar Bank dated December 1, 1998.(29)

10.34	Promissory Note by MHI Hotel Investments Holdings, LLC, dated February 9, 2009.(30)

10.35	Guaranty by Sotherly Hotels Inc., dated February 9, 2009.(30)

10.36	Securities Purchase Agreement, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP.(3)

10.37	Registration Rights Agreement, dated April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP.(3)

10.38	Note Agreement, dated as of April 18, 2011, by and between the Company and Essex High Income Joint Investment Vehicle, LLC.(3)

10.39	Amendment No. 1, dated December 21, 2011, to Note Agreement, dated April 18, 2011, by and among the Company and Essex Equity High Income Joint Investment Vehicle, LLC.(4)

10.40	Amendment No. 2, dated June 15, 2012, to Note Agreement, dated April 18, 2011, by and between the Company and Essex Equity High Income Joint Investment Vehicle, LLC. (32)

10.41	Agreement, Waiver and Consent by Preferred Stockholders, dated June 15, 2012, by and among the Company, Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP. (32)

10.42	Sotherly Hotels Inc. 2013 Long-Term Incentive Plan.(38)*

Exhibits
10.43	Warrant Redemption Agreement, dated October 23, 2013, by and among Sotherly Hotels Inc., Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP.(36)

10.44	General Partnership Interest Sale and Purchase Agreement between Boston Resources Limited and Sotherly-Houston GP LLC, dated as of November 13, 2013.(39)

10.45	Exchange Agreement between MHI Hotels, L.L.C. and Sotherly Hotels LP, dated as of November 13, 2013.(39)

10.46	Warrant Redemption Agreement, dated December 23, 2013, by and among Sotherly Hotels Inc., Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP.(40)

16.1	Letter from PBMares, LLP, dated November 27, 2013.(41)

21.1	List of Subsidiaries of Sotherly Hotels Inc.

21.2	List of Subsidiaries of Sotherly Hotels LP.

23.1	Consent of PBMares, LLP.

23.2	Consent of Witt Mares, PLC.

23.3	Consent of PBMares, LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011.
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2012.
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 25, 2009.
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010.
(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004. (333-118873)
(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004. (333-118873)
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005.
(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.
(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.
(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.
(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007.
(19)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.
(20)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.
(21)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(22)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009.
(23)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010.

(24)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006.
(25)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.
(26)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 22, 2007.
(27)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007.
(28)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.
(29)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008.
(30)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.
(31)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011.
(32)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012
(33)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013.
(34)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(35)	Incorporated by reference to the document previously filed as Exhibit 3.3 to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013 (333-189821).
(36)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2013.
(37)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 7, 2013.
(38)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 20, 2013.
(39)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2013.
(40)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2013.
(41)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.
*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2014

SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	March 25, 2014

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director	March 25, 2014

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 25, 2014

/s/ J. PAUL CAREY J. Paul Carey	Director	March 25, 2014

/s/ JAMES. P. O’HANLON James P. O’Hanlon	Director	March 25, 2014

/s/ DAVID J. BEATTY David J. Beatty	Director	March 25, 2014

/s/ KIM E. SIMS Kim E. Sims	Director	March 25, 2014

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 25, 2014

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 25, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2014

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	March 25, 2014

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director	March 25, 2014

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 25, 2014

/s/ J. PAUL CAREY J. Paul Carey	Director	March 25, 2014

/s/ JAMES. P. O’HANLON James P. O’Hanlon	Director	March 25, 2014

/s/ DAVID J. BEATTY David J. Beatty	Director	March 25, 2014

/s/ KIM E. SIMS Kim E. Sims	Director	March 25, 2014

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 25, 2014

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sotherly Hotels Inc. (formerly MHI Hospitality Corporation)

Williamsburg, Virginia 23185

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. (formerly MHI Hospitality Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2013. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation as of December 31, 2013. Sotherly Hotels Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels Inc. (formerly MHI Hospitality Corporation) and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ PBMares, LLP

Norfolk, Virginia

March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sotherly Hotels Inc. (formerly MHI Hospitality Corporation)

Williamsburg, Virginia 23185

We have audited the accompanying consolidated statements of operations, changes in equity, and cash flows of Sotherly Hotels Inc. (formerly MHI Hospitality Corporation) and subsidiaries (the “Company”) for the year ended December 31, 2011. Sotherly Hotels Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Sotherly Hotels Inc. (formerly MHI Hospitality Corporation) and subsidiaries’ results of operations and cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Witt Mares, PLC

Norfolk, Virginia

March 16, 2012

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Investment in hotel properties, net	$202,645,633	$176,427,904
Investment in joint venture	2,446,039	8,638,967
Cash and cash equivalents	9,376,628	7,175,716
Restricted cash	3,796,141	3,079,894
Accounts receivable, net	1,982,091	1,478,923
Accounts receivable-affiliate	101,439	8,657
Prepaid expenses, inventory and other assets	2,444,975	1,684,951
Shell Island sublease, net	240,196	480,392
Deferred income taxes	1,186,122	2,649,282
Deferred financing costs, net	3,820,838	2,406,183

TOTAL ASSETS	$228,040,102	$204,030,869

LIABILITIES
Mortgage loans	$160,363,549	$135,674,432
Loans payable	—	4,025,220
Unsecured notes	27,600,000	—
Series A Cumulative Redeemable Preferred Stock , par value $0.01, 27,650 shares authorized, 0 and 14,228 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	14,227,650
Accounts payable and accrued liabilities	7,650,219	6,786,684
Advance deposits	666,758	625,822
Dividends and distributions payable	588,197	389,179
Warrant derivative liability	—	4,969,752

TOTAL LIABILITIES	196,868,723	166,698,739
Commitments and contingencies (see Note 7)
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 10,206,927 shares and 9,999,786 shares issued and outstanding at December 31, 2013 and 2012, respectively	102,069	99,998
Additional paid in capital	57,534,113	57,020,979
Distributions in excess of retained earnings	(32,210,917)	(27,179,392)

Total Sotherly Hotels Inc. stockholders’ equity	25,425,265	29,941,585
Noncontrolling interest	5,746,114	7,390,545

TOTAL EQUITY	31,171,379	37,332,130

TOTAL LIABILITIES AND EQUITY	$228,040,102	$204,030,869

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
REVENUE
Rooms department	$62,837,422	$60,824,016	$56,187,231
Food and beverage department	22,054,209	21,961,328	20,482,457
Other operating departments	4,482,896	4,557,876	4,502,816

Total revenue	89,374,527	87,343,220	81,172,504
EXPENSES
Hotel operating expenses
Rooms department	17,210,445	16,613,769	15,841,985
Food and beverage department	14,066,145	14,284,057	13,617,847
Other operating departments	508,868	480,307	537,969
Indirect	33,683,486	32,919,610	31,784,191

Total hotel operating expenses	65,468,944	64,297,743	61,781,992
Depreciation and amortization	8,467,228	8,661,769	8,702,880
Corporate general and administrative	4,360,583	4,078,826	4,025,794

Total operating expenses	78,296,755	77,038,338	74,510,666

NET OPERATING INCOME	11,077,772	10,304,882	6,661,838
Other income (expense)
Interest expense	(11,647,141)	(12,382,146)	(10,821,815)
Interest income	17,914	16,158	14,808
Equity income (loss) in joint venture	453,700	172,172	(60,094)
Realized and unrealized loss on warrant derivative	(2,205,248)	(2,026,677)	(1,309,075)
Unrealized gain on hedging activities	—	—	72,649
Impairment of investment in hotel properties, net	(611,000)	—	—
Impairment of note receivable	—	(110,871)	—
Loss on disposal of assets	—	—	(128,099)

Net loss before income taxes	(2,914,003)	(4,026,482)	(5,569,788)
Income tax (provision) benefit	(1,521,182)	(1,301,229)	(905,455)

Net loss	(4,435,185)	(5,327,711)	(6,475,243)
Add: Net loss attributable to the noncontrolling interest	981,126	1,223,036	1,630,797

Net loss attributable to the Company	$(3,454,059)	$(4,104,675)	$(4,844,446)

Net loss per share attributable to the Company
Basic and diluted	$(0.34)	$(0.41)	$(0.50)
Weighted average number of shares outstanding
Basic and diluted	10,156,955	9,995,638	9,676,846

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2010	9,541,286	$95,413	$55,682,976	$(16,837,182)	$11,867,096	$50,808,303
Net loss	—	—	—	(4,844,446)	(1,630,797)	(6,475,243)
Conversion of units in Operating Partnership to shares of common stock	367,000	3,670	1,153,588	—	(1,157,258)	—
Redemption of units in Operating Partnership	—	—	—	—	(7,150)	(7,150)
Issuance of restricted common stock awards	45,500	455	74,475	—	—	74,930
Dividends and distributions declared	—	—	—	(393,111)	(124,486)	(517,597)

Balances at December 31, 2011	9,953,786	$99,538	$56,911,039	$(22,074,739)	$8,947,405	$43,883,243
Net loss	—	—	—	(4,104,675)	(1,223,036)	(5,327,711)
Redemption of units in Operating Partnership	—	—	—	—	(36,180)	(36,180)
Issuance of restricted common stock awards	46,000	460	109,940	—	—	110,400
Dividends and distributions declared	—	—	—	(999,978)	(297,644)	(1,297,622)

Balances at December 31, 2012	9,999,786	$99,998	$57,020,979	$(27,179,392)	$7,390,545	$37,332,130
Net loss	—	—	—	(3,454,059)	(981,126)	(4,435,185)
Conversion of units in Operating Partnership to shares of common stock	131,641	1,316	337,449	—	(338,765)	—
Redemption of units in Operating Partnership	—	—	—	—	(32,900)	(32,900)
Issuance of units for Houston purchase	—	—	—	—	153,636	153,636
Issuance of restricted and unrestricted common stock awards	75,500	755	175,685	—	—	176,440
Dividends and distributions declared	—	—	—	(1,577,466)	(445,276)	(2,022,742)

Balances at December 31, 2013	10,206,927	$102,069	$57,534,113	$(32,210,917)	$5,746,114	$31,171,379

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(4,435,185)	$(5,327,711)	$(6,475,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,467,228	8,661,769	8,702,880
Equity in (income) loss of joint venture	(453,700)	(172,172)	60,094
Loss on disposal of assets	—	—	128,099
Impairment of investment in hotel properties, net	611,000	—	—
Impairment of note receivable	—	110,871	—
Unrealized gain on hedging activities	—	—	(72,649)
Realized and unrealized loss on warrant derivative	2,205,248	2,026,677	1,309,075
Amortization of deferred financing costs	1,518,556	1,971,796	1,106,279
Paid-in-kind interest	186,293	387,554	353,698
Charges related to equity-based compensation	176,440	110,400	74,930
Changes in assets and liabilities:
Restricted cash	(173,990)	377,908	129,976
Accounts receivable	(111,698)	212,822	165,764
Inventory, prepaid expenses and other assets	16,536	122,645	380,260
Deferred income taxes	1,463,160	1,412,467	685,189
Accounts payable and accrued liabilities	178,784	(1,072,036)	1,074,323
Advance deposits	(33,233)	172,745	(102,825)
Due from affiliates	(20,688)	16,222	30,292

Net cash provided by operating activities	9,594,751	9,011,957	7,550,142

Cash flows from investing activities:
Acquisition of hotel property	(30,725,959)	—	—
Improvements and additions to hotel properties	(4,906,000)	(2,908,114)	(5,979,832)
Distributions from joint venture	6,646,627	500,000	437,500
Funding of restricted cash reserves	(2,195,658)	(1,983,383)	(2,347,877)
Proceeds from restricted cash reserves	1,653,401	1,215,972	1,733,231
Proceeds from sale of assets	—	19,404	26,705

Net cash used in investing activities	(29,527,589)	(3,156,121)	(6,130,273)

Cash flows from financing activities:
Proceeds of redeemable preferred stock	—	—	25,000,000
Proceeds of unsecured notes	27,600,000	—	—
Redemption of redeemable preferred stock	(14,413,943)	(11,513,602)	—
Dividends and distributions paid	(1,823,723)	(1,167,216)	(258,825)
Proceeds of loans	—	—	5,000,000
Payments on line of credit	—	(25,537,290)	(49,660,569)
Proceeds of mortgage debt	29,367,287	58,300,000	27,700,000
Payments on mortgage debt and loans	(8,703,390)	(22,033,393)	(5,953,178)
Redemption of warrants	(7,175,000)	—	—
Redemption of units in Operating Partnership	(32,900)	(36,180)	(7,150)
Payment of deferred financing costs	(2,684,581)	(1,102,398)	(1,823,076)

Net cash provided by (used in) financing activities	22,133,750	(3,090,079)	(2,798)

Net increase (decrease) in cash and cash equivalents	2,200,912	2,765,757	1,417,071
Cash and cash equivalents at the beginning of the year	7,175,716	4,409,959	2,992,888

Cash and cash equivalents at the end of the year	$9,376,628	$7,175,716	$4,409,959

Supplemental disclosures:
Cash paid during the year for interest	$10,423,150	$10,412,434	$8,705,123

Cash paid during the year for income taxes	$143,848	$117,447	$48,351

Non-cash investing and financing activities:
Issuance of units in Operating Partnership for acquisition of hotel property	$153,636	$—	$—

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of

Sotherly Hotels LP (formerly MHI Hospitality, L.P.)

Williamsburg, Virginia 23185

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP (formerly MHI Hospitality, L.P.) and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation as of December 31, 2013. Sotherly Hotels LP’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels LP (formerly MHI Hospitality, L.P.) and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ PBMares, LLP

Norfolk, Virginia

March 25, 2014

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Investment in hotel properties, net	$202,645,633	$176,427,904
Investment in joint venture	2,446,039	8,638,967
Cash and cash equivalents	9,376,628	7,175,716
Restricted cash	3,796,141	3,079,894
Accounts receivable, net	1,982,091	1,478,923
Accounts receivable-affiliate	101,439	8,657
Prepaid expenses, inventory and other assets	2,444,975	1,684,951
Shell Island sublease, net	240,196	480,392
Deferred income taxes	1,186,122	2,649,282
Deferred financing costs, net	3,820,838	2,406,183

TOTAL ASSETS	$228,040,102	$204,030,869

LIABILITIES
Mortgage loans	$160,363,549	$135,674,432
Loans payable	—	4,025,220
Unsecured notes	27,600,000	—
Series A Preferred Interest	—	14,227,650
Accounts payable and accrued liabilities	7,650,219	6,786,684
Advance deposits	666,758	625,822
Distributions payable	588,197	389,179
Warrant derivative liability	—	4,969,752

TOTAL LIABILITIES	196,868,723	166,698,739

Commitments and contingencies (see Note 7)

PARTNERS’ CAPITAL
General Partner: 130,711 and 129,727 units issued and outstanding as of December 31, 2013 and 2012, respectively	557,479	617,909
Limited Partners: 12,940,343 and 12,842,898 units issued and outstanding as of December 31, 2013 and 2012, respectively	30,613,900	36,714,221

TOTAL PARTNERS’ CAPITAL	31,171,379	37,332,130

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$228,040,102	$204,030,869

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
REVENUE
Rooms department	$62,837,422	$60,824,016	$56,187,231
Food and beverage department	22,054,209	21,961,328	20,482,457
Other operating departments	4,482,896	4,557,876	4,502,816

Total revenue	89,374,527	87,343,220	81,172,504
EXPENSES
Hotel operating expenses
Rooms department	17,210,445	16,613,769	15,841,985
Food and beverage department	14,066,145	14,284,057	13,617,847
Other operating departments	508,868	480,307	537,969
Indirect	33,683,486	32,919,610	31,784,191

Total hotel operating expenses	65,468,944	64,297,743	61,781,992
Depreciation and amortization	8,467,228	8,661,769	8,702,880
Corporate general and administrative	4,360,583	4,078,826	4,025,794

Total operating expenses	78,296,755	77,038,338	74,510,666

NET OPERATING INCOME	11,077,772	10,304,882	6,661,838
Other income (expense)
Interest expense	(11,647,141)	(12,382,146)	(10,821,815)
Interest income	17,914	16,158	14,808
Equity income (loss) in joint venture	453,700	172,172	(60,094)
Realized and unrealized loss on warrant derivative	(2,205,248)	(2,026,677)	(1,309,075)
Unrealized gain on hedging activities	—	—	72,649
Impairment of investment in hotel properties, net	(611,000)	—	—
Impairment of note receivable	—	(110,871)	—
Loss on disposal of assets	—	—	(128,099)

Net loss before income taxes	(2,914,003)	(4,026,482)	(5,569,788)
Income tax (provision) benefit	(1,521,182)	(1,301,229)	(905,455)

Net loss	$(4,435,185)	$(5,327,711)	$(6,475,243)

Net loss per unit
Basic and diluted	$(0.34)	$(0.41)	$(0.50)
Weighted average number of units outstanding
Basic and diluted	13,042,020	12,973,953	12,934,325

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount
Balances at December 31, 2010	128,957	$753,017	12,766,768	$50,055,286	$50,808,303
Issuance of partnership units	455	749	45,045	74,181	74,930
Distributions declared	—	(5,176)	—	(512,421)	(517,597)
Redemption of limited partnership units	(25)	(146)	(2,575)	(7,004)	(7,150)
Net loss	—	(64,753)	—	(6,410,490)	(6,475,243)

Balances at December 31, 2011	129,387	$683,691	12,809,238	$43,199,552	$43,883,243
Issuance of partnership units	460	1,104	45,540	109,296	110,400
Distributions declared	—	(12,976)	—	(1,284,646)	(1,297,622)
Redemption of limited partnership units	(120)	(633)	(11,880)	(35,547)	(36,180)
Net loss	—	(53,277)	—	(5,274,434)	(5,327,711)

Balances at December 31, 2012	129,727	$617,909	12,842,898	$36,714,221	$37,332,130
Issuance of partnership units	1,084	4,625	107,345	325,451	330,076
Distributions declared	—	(20,227)	—	(2,002,515)	(2,022,742)
Redemption of limited partnership units	(100)	(476)	(9,900)	(32,424)	(32,900)
Net loss	—	(44,352)	—	(4,390,833)	(4,435,185)

Balances at December 31, 2013	130,711	$557,479	12,940,343	$30,613,900	$31,171,379

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(4,435,185)	$(5,327,711)	$(6,475,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,467,228	8,661,769	8,702,880
Equity in (income) loss of joint venture	(453,700)	(172,172)	60,094
Loss on disposal of assets	—	—	128,099
Impairment of investment in hotel properties, net	611,000	—	—
Impairment of note receivable	—	110,871	—
Unrealized gain on hedging activities	—	—	(72,649)
Realized and unrealized loss on warrant derivative	2,205,248	2,026,677	1,309,075
Amortization of deferred financing costs	1,518,556	1,971,796	1,106,279
Paid-in-kind interest	186,293	387,554	353,698
Charges related to equity-based compensation	176,440	110,400	74,930
Changes in assets and liabilities:
Restricted cash	(173,990)	377,908	129,976
Accounts receivable	(111,698)	212,822	165,764
Inventory, prepaid expenses and other assets	16,536	122,645	380,260
Deferred income taxes	1,463,160	1,412,467	685,189
Accounts payable and accrued liabilities	178,784	(1,072,036)	1,074,323
Advance deposits	(33,233)	172,745	(102,825)
Due from affiliates	(20,688)	16,222	30,292

Net cash provided by operating activities	9,594,751	9,011,957	7,550,142

Cash flows from investing activities:
Acquisition of hotel property	(30,725,959)	—	—
Improvements and additions to hotel properties	(4,906,000)	(2,908,114)	(5,979,832)
Distributions from joint venture	6,646,627	500,000	437,500
Funding of restricted cash reserves	(2,195,658)	(1,983,383)	(2,347,877)
Proceeds from restricted cash reserves	1,653,401	1,215,972	1,733,231
Proceeds from sale of assets	—	19,404	26,705

Net cash used in investing activities	(29,527,589)	(3,156,121)	(6,130,273)

Cash flows from financing activities:
Proceeds of Series A Preferred Interest	—	—	25,000,000
Proceeds of unsecured notes	27,600,000	—	—
Redemption of Series A Preferred Interest	(14,413,943)	(11,513,602)	—
Distributions paid	(1,823,723)	(1,167,216)	(258,825)
Proceeds of loans	—	—	5,000,000
Payments on line of credit	—	(25,537,290)	(49,660,569)
Proceeds of mortgage debt	29,367,287	58,300,000	27,700,000
Payments on mortgage debt and loans	(8,703,390)	(22,033,393)	(5,953,178)
Redemption of the warrant	(7,175,000)	—	—
Redemption of units in Operating Partnership	(32,900)	(36,180)	(7,150)
Payment of deferred financing costs	(2,684,581)	(1,102,398)	(1,823,076)

Net cash provided by (used in) financing activities	22,133,750	(3,090,079)	(2,798)

Net increase (decrease) in cash and cash equivalents	2,200,912	2,765,757	1,417,071
Cash and cash equivalents at the beginning of the year	7,175,716	4,409,959	2,992,888

Cash and cash equivalents at the end of the year	$9,376,628	$7,175,716	$4,409,959

Supplemental disclosures:
Cash paid during the year for interest	$10,423,150	$10,412,434	$8,705,123

Cash paid during the year for income taxes	$143,848	$117,447	$48,351

Non-cash investing and financing activities:
Issuance of units in Operating Partnership for acquisition of hotel property	$153,636	$—	$—

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation, (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the Mid-Atlantic and Southern United States. The hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

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

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership. The Company, as general partner, conducts substantially all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Partnership. Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Partnership’s behalf.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2013, was approximately 78.1% owned by the Company, and its subsidiaries, lease its hotels to a subsidiary of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we”, “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and two prior fiscal years include the following:

On April 18, 2011, we entered into a sixth amendment to the then-existing credit agreement. Among other things, the amendment: (i) extended the final maturity date of the credit facility to May 8, 2014; (ii) provided that no additional advances may be made and no currently outstanding advances subsequently repaid or prepaid may be re-borrowed; (iii) adjusted the release amounts with respect to secured hotel properties; (iv) reduced the additional interest from 4.00% to 3.50% and removed the LIBOR floor of 0.75%; and (v) adjusted certain financial covenants including restrictions relating to payment of dividends. In connection with the amendment, we reduced the outstanding balance on its existing credit facility by approximately $22.7 million.

On April 18, 2011, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (collectively, the “Investors” or “Initial Holders”), under which the Company issued and sold to the Investors in a private placement 25,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), and a warrant (the “Essex Warrant”) to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share, for a purchase price of $25.0 million. The Company used the net proceeds from the issuance of the Preferred Stock and the Essex Warrant to partially prepay the amounts owed by the Company under its then-existing credit agreement.

Coincident with the issuance of the Preferred Stock, the Operating Partnership issued a Series A Preferred Interest (the “Preferred Interest”) in the Operating Partnership to the Company in an amount equivalent to the proceeds of the Preferred Stock received by the general partner pursuant to the terms of the Partnership Agreement. The Partnership Agreement also authorizes the general partner to cause the Operating Partnership to make special distributions to the Company related to its Preferred Interest for the sole purpose of fulfilling the Company’s obligations with respect to the Preferred Stock. In addition, the Operating Partnership issued the Company a warrant (the “Warrant”) to purchase 1,900,000 partnership units at an amount equal to the consideration received by the Company upon exercise of the Essex Warrant, as amended.

The Operating Partnership used the net proceeds from the issuance of the Preferred Interest and Warrant to partially prepay the amounts owed by the Operating Partnership under its then-existing credit agreement.

On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company had the right to borrow up to $10.0 million on or before December 31, 2011 (the “Bridge Financing”). The principal amount borrowed bore interest at the rate of 9.25% per annum, payable quarterly in arrears and matures on the earlier of April 18, 2015 or the redemption in full of the Preferred Stock.

On June 30, 2011, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina until June 30, 2012. Under the terms of the extension, we are required to make monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage was increased to LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00%.

On August 1, 2011, we entered into agreements with PNC Bank, National Association, in its capacity as trustee of the AFL-CIO Building Investment Trust, to extend the maturity of the mortgage on the Crowne Plaza Jacksonville Riverfront until January 22, 2013. During the extension, and pursuant to the loan documents, the interest rate applicable to the mortgage loan is fixed at 8.0% and the lender has waived certain covenants requiring the borrower to further pay down principal under certain circumstances. In order to effect the extension, and pursuant to the loan documents, the Company tendered to the lender the sum of $4.0 million as principal curtailment of the mortgage loan, thus reducing the mortgage loan’s current outstanding principal amount to $14.0 million, and the lender waived certain covenants requiring the Company to further pay down principal under certain circumstances.

On August 5, 2011, we obtained a 10-year, $7.5 million mortgage with Bank of Georgetown on the Holiday Inn Laurel West hotel property. The mortgage bears interest at a rate of 5.25% per annum for the first five years. After five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury bill rate of interest, with a floor of 5.25%. The mortgage provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. Proceeds of the mortgage were used to pay down a portion of our indebtedness under its then-existing credit facility.

On October 17, 2011, we obtained a 5-year, $8.0 million mortgage with Premier Bank, Inc. on our property in Raleigh, North Carolina. The mortgage bears interest at a rate of 5.25% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage may be extended for an additional 5-year period, at our option if certain conditions have been satisfied, at a rate of 3.00% per annum plus the then-current 5-year U.S. Treasury bill rate of interest. Proceeds of the mortgage were used to pay down a portion of our indebtedness under its credit facility.

On December 15, 2011, we obtained a 5-year, $12.2 million mortgage with Goldman Sachs Commercial Mortgage Capital, L.P. on the Sheraton Louisville Riverside in Jeffersonville, Indiana. The mortgage bears interest at a rate of 6.2415% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. Proceeds of the mortgage were used to pay down a portion of our indebtedness under its credit facility.

On December 21, 2011, the Company entered into an amendment to its $10.0 million bridge loan agreement with Essex Equity High Income Joint Investment Vehicle, LLC to extend the lender’s loan commitment by 17 months through May 31, 2013.

On December 21, 2011, the Company also amended the terms of the outstanding Essex Warrant issued by the Company in favor of the Investors. Pursuant to the Essex Warrant amendment, the exercise price per share of common stock covered by the warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment did not take in to account quarterly dividends declared prior to January 1, 2012.

On March 5, 2012, we obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or acceptable replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish our indebtedness under the then-existing credit facility, prepay a portion of the Company’s indebtedness under the Bridge Financing and for working capital. With this transaction, our syndicated credit facility was extinguished and the Crowne Plaza Tampa Westshore hotel property was released from such mortgage encumbrance.

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

On June 18, 2012, we obtained a $14.0 million mortgage with C1 Bank on the Crowne Plaza Tampa Westshore in Tampa, Florida. The mortgage bears interest at a rate of 5.60% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is June 18, 2017. Proceeds of the mortgage were used to pay the outstanding indebtedness under the then-existing Bridge Financing and to make a special distribution by the Operating Partnership to the Company to redeem the 11,514 shares of Preferred Stock referenced above.

On June 22, 2012, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2013. Under the terms of the extension, the Company was required to make monthly principal payments of $16,000 as well as quarterly principal payments to the lender of $200,000 each on July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013. Interest payable monthly pursuant to the mortgage remained unchanged at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum.

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

On June 28, 2013, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2014. Under the terms of the extension, we made a principal payment of approximately $1.1 million to reduce the principal balance on the loan to approximately $6.0 million and continue to be required to make monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage remained unchanged at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum. Pursuant to certain terms and conditions, we may extend the maturity date of the loan to June 30, 2015.

On August 1, 2013, we obtained a $15.6 million mortgage with CIBC, Inc. on the DoubleTree by Hilton Raleigh Brownstone – University in Raleigh, North Carolina. The mortgage bears interest at a rate of 4.78% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule. The maturity date is August 1, 2018. Approximately $0.7 million of the loan proceeds were placed into a restricted reserve which can be disbursed to us upon satisfaction of certain financial performance criteria. The remaining proceeds of the mortgage were used to repay the existing indebtedness, to pay closing costs, to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of accrued and unpaid cash and stock dividends and for working capital. The redemption resulted in a prepayment fee of approximately $0.2 million.

On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes (the “Notes”) in the aggregate amount of $27.6 million. The indenture requires quarterly payments of interest and matures on September 30, 2018. The proceeds were used to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million.

On October 23, 2013, the Company redeemed a portion of the Essex Warrant corresponding to an aggregate of 900,000 Issuable Warrant Shares (the “First Tranche of Redeemed Warrant Shares”) for an aggregate cash redemption price of $3.2 million. The First Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 900,000 Issuable Warrant Shares, the Operating Partnership redeemed 900,000 Issuable Warrant Units, as defined in the Warrant, for an aggregate cash redemption price of $3.2 million.

On November 13, 2013, we acquired 100% of the partnership interests of Houston Hotel Associates Limited Partnership, L.L.P., a Virginia limited liability partnership (“HHA”), for aggregate consideration of approximately $30.9 million in cash, the issuance to MHI Hotels, L.L.C., a Virginia limited liability company (“MHI Hotels”), of 32,929 units of limited partnership interests in the Operating Partnership plus an additional amount for HHA’s working capital as of the closing date. HHA is the sole owner of the entity that indirectly owns the Crowne Plaza Houston Downtown.

On December 23, 2013, the Company redeemed the remaining portion of the Essex Warrant corresponding to an aggregate of 1,000,000 Issuable Warrant Shares (the “Final Tranche of Redeemed Warrant Shares”) for an aggregate cash redemption price of approximately $4.0 million. The Final Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 1,000,000 Issuable Warrant Shares, the Operating Partnership redeemed a portion of the Warrant corresponding to an aggregate of 1,000,000 Issuable Warrant Units from the Company for an aggregate cash redemption price of approximately $4.0 million.

On December 27, 2013, through our joint venture with The Carlyle Group (“Carlyle”), we entered into a credit and security agreement and other loan documents to secure a $57.0 million non-recourse mortgage on the Crowne Plaza Hollywood Beach Resort in Hollywood, Florida with Bank of America, N.A. The proceeds from the loan were used to repay the existing first mortgage, to pay closing costs, and to make a distribution to the joint venture partners. We used approximately $3.5 million of its distribution proceeds to repay its existing loan with The Carlyle Group, and the remainder for general corporate purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of Sotherly Hotels Inc., the Operating Partnership, MHI TRS and subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows of $611,000, as of December 31, 2013.

Investment in Joint Venture – Investment in joint venture represents our noncontrolling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract. Carlyle owns a 75.0% controlling indirect interest in these entities. We account for its investment in the joint venture under the equity method of accounting and are entitled to receive our pro rata share of annual cash flow. We also have the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – We hold cash accounts at several institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) protection limits of $250,000. Our exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. Management monitors, on a regular basis, the financial condition of the financial institutions along with the balances there on deposit to minimize our potential risk.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements and previously existing line of credit.

Accounts Receivable – Accounts receivable consists primarily of hotel guest and banqueting receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Inventories – Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2013 and 2012 were $196,989 and $240,589, respectively. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $49,658, $43,500 and $46,912, respectively.

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

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we primarily used an interest-rate swap, which was required under our then-existing credit agreement and acted as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments without exchange of the underlying principal amount. We valued our interest-rate swap at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We also use derivative instruments in the Company’s stock to obtain more favorable terms on our financing. We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

We account for the Essex Warrant as well as the Warrant based upon the guidance enumerated in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in Entity’s Own Stock. Both the Essex Warrant and the Warrant contain a provision that could require an adjustment to the exercise price if the Company issued securities deemed to be dilutive to the Essex Warrant and, therefore, are classified as derivative liabilities. The Essex Warrant and the Warrant are carried at fair value with changes in fair value reported in earnings as long as the Essex Warrant and the Warrant remain classified as derivative liabilities.

The warrant derivative liabilities were valued at December 31, 2012 using the Monte Carlo simulation method which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. The Monte Carlo simulation method takes into account, as of the valuation date, factors including the exercise price, the remaining term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.

Fair Value Measurements –

We classify the inputs used to measure fair value into the following hierarchy:

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our derivative instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2013
Unsecured notes(1)	$(28,770,240)	$—	$—
December 31, 2012
Warrants	—	(4,969,752)	—

(1)	Unsecured notes are recorded at historical cost on our Consolidated Balance Sheet as of December 31, 2013.

Cumulative Mandatorily Redeemable Preferred Stock – The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, Distinguishing Liabilities from Equity. The Preferred Stock was mandatorily redeemable on April 18, 2016, or upon the earlier occurrence of certain triggering events and therefore is classified as a liability instrument on the date of issuance.

Preferred Interest – The Operating Partnership accounts for its Series A Preferred Interest based upon the guidance enumerated in ASC 480, Distinguishing Liabilities from Equity. The Preferred Stock was mandatorily redeemable on April 18, 2016, or upon the earlier occurrence of certain triggering events and therefore is classified as a liability instrument on the date of issuance. The Company’s sole source of funds to meet its obligations under the Articles Supplementary are the special distributions from the Operating Partnership which the Company, as general partner, may declare at its sole discretion.

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

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2013, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2013. In addition, as of December 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2009.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (the “2004 Plan”) and its 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permit the grant of stock options, restricted stock and performance share compensation awards to its employees for up to 350,000 and 750,000 shares of common stock, respectively. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of our executives and employees, all have vested except 24,000 issued to the Chief Financial Officer upon execution of his employment contract which will vest pro rata on each of the next four anniversaries of the effective date of his employment agreement. All of the 81,500 restricted shares issued to the Company’s independent directors have vested.

As of December 31, 2013, the Company has not made any restricted stock or deferred stock awards under the 2013 Plan.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Under the 2004 Plan and the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of December 31, 2013, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan for the years ended December 31, 2013, 2012 and 2011 was $78,611, $157,230 and $121,190, respectively.

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information – We have determined that our business is conducted in one reportable segment: hotel ownership.

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

New Accounting Pronouncements – There are no recent accounting pronouncements which we believe will have a material impact on our consolidated financial statements.

3. Acquisition of Hotel Properties

Houston Acquisition. On November 13, 2013, we acquired the 259-room Crowne Plaza Houston Downtown in Houston, Texas, for approximately $30.9 million. The allocation of the purchase price based on their fair values was as follows:

Crowne Plaza Houston
Land and land improvements	$7,373,937
Buildings and improvements	22,184,692
Furniture, fixtures and equipment	718,828

Investment in hotel properties	30,277,457
Accounts receivable	391,470
Accounts receivable-affiliate	72,094
Prepaid expenses, inventory and other assets	83,378
Intangible assets	761,212
Accounts payable and accrued liabilities	(631,847)
Advance deposits	(74,169)

$30,879,595
Issuance of units	(153,636)

Net cash	$30,725,959

The results of operations of the hotel are included in the our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the acquisition for the period November 13, 2013 to December 31, 2013 are approximately $1.4 million and $0.2 million, respectively. The following pro forma financial information presents the results of operations of the Company and the Operating Partnership for the years ended December 31, 2013 and 2012 as if the acquisition had taken place on January 1, 2012. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2012, or of future results of operations:

	2013	2012
	(unaudited)	(unaudited)
Pro forma revenues	$101,811,120	$99,519,156
Pro forma operating expenses	88,186,126	87,437,739
Pro forma operating income	13,624,994	12,081,417
Pro forma net income (loss)	(1,634,498)	(3,487,318)
Pro forma earnings (loss) per basic share and unit	(0.16)	(0.35)
Pro forma earnings (loss) per diluted share and unit	(0.15)	(0.33)
Pro forma basic common shares	10,156,955	9,995,638
Pro forma diluted common shares	11,088,145	10,647,246

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Land and land improvements	$26,956,311	$19,429,571
Buildings and improvements	206,101,663	181,209,101
Furniture, fixtures and equipment	29,829,908	33,716,700

	262,887,882	234,355,372
Less: accumulated depreciation and impairment	(60,242,249)	(57,927,468)

	$202,645,633	$176,427,904

5. Debt

Credit Facility. During 2011 and a portion of the year ended December 31, 2012, we had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company.

On April 18, 2011, we entered into a sixth amendment to the then-existing credit agreement which, among other things, (i) extended the final maturity date of advances under the credit agreement to May 8, 2014; (ii) provided that no additional advances may be made and no currently outstanding advances subsequently repaid or prepaid may be re-borrowed; (iii) adjusted the release amounts with respect to secured hotel properties; (iv) reduced the additional interest from 4.00% to 3.50% and removed the LIBOR floor of 0.75%; and (v) adjusted certain financial covenants including restrictions relating to payment of dividends. In connection with the amendment, we reduced the outstanding balance on its then-existing credit facility by approximately $22.7 million.

In March 2012, our syndicated credit facility was extinguished.

Mortgage Debt. As of December 31, 2013 and 2012, we had approximately $160.4 million and approximately $135.7 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of		Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
Property	December 31, 2013	December 31, 2012
Crowne Plaza Hampton Marina	$5,903,500	$7,559,625	None	06/30/2014	(1)	$16,000	(2)	LIBOR plus 4.55	%(3)
Crowne Plaza Houston Downtown	21,428,258	—	Yes(4)	04/12/2016	(5)	25 years		4.50%
Crowne Plaza Jacksonville Riverfront	13,756,209	14,135,234	None	07/10/2015	(6)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,602,701	13,872,077	None	06/18/2017		25 years		5.60%
DoubleTree by Hilton Brownstone – University	15,525,626	7,816,867	(7)	08/01/2018		30 years		4.78%
Hilton Philadelphia Airport	28,731,151	29,502,666	None	08/30/2014	(8)	25 years		LIBOR plus 3.00	%(9)
Hilton Savannah DeSoto	21,546,423	22,051,314	Yes(10)	08/01/2017		25 years		6.06%
Hilton Wilmington Riverside	20,919,030	21,416,922	Yes(10)	04/01/2017		25 years		6.21%
Holiday Inn Laurel West	7,141,845	7,300,465	Yes(11)	08/05/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	11,808,806	12,019,262	(7)	01/06/2017		25 years		6.24%

Total	$160,363,549	$135,674,432

(1)	The note provides that the mortgage can be extended until June 2015 if certain conditions have been satisfied.
(2)	The Operating Partnership is required to make monthly principal payments of $16,000.
(3)	The note bears a minimum interest rate of 5.00%.
(4)	The note may not be prepaid during the first two years of the term.
(5)	The note provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(6)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(7)	With limited exception, the note may not be prepaid until two months before maturity.
(8)	The note provides that the mortgage can be extended until March 2017 if certain conditions have been satisfied.
(9)	The note bears a minimum interest rate of 3.50%.
(10)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

With the exception of our mortgage on the Crowne Plaza Tampa Westshore, as of December 31, 2013, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans. The Crowne Plaza Tampa Westshore did not realize sufficient operating performance for the four calendar quarters ended December 31, 2013 to meet the debt service coverage requirements of the mortgage loan agreement for which we received a waiver from the lender.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2013 were as follows:

December 31, 2014	$37,398,360
December 31, 2015	15,903,494
December 31, 2016	22,624,590
December 31, 2017	63,494,543
December 31, 2018	14,732,686
December 31, 2019 and thereafter	6,209,876

Total future maturities	$160,363,549

Unsecured Notes. On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million. The indenture requires quarterly payments of interest and matures on September 30, 2018. The Notes are callable after September 30, 2016 at 101% of face value.

Loan from Carlyle Affiliate Lender. On February 9, 2009, an indirect subsidiary of ours which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving our liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount we contributed to the joint venture to enable it to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan were tied to the note that was secured by the mortgage on the property. The loan bore a rate of LIBOR plus additional interest of 3.00% and required monthly payments of interest and principal payments equal to 50.0% of any distributions it received from the joint venture.

On December 27, 2013, the mortgage to which the loan was tied was repaid with the proceeds of a $57.0 million non-recourse mortgage loan. Excess proceeds of the mortgage were used to make a distribution to the joint venture partners. We used a portion of our share of the distribution totaling approximately $3.5 million to extinguish the loan. The outstanding balance on the loan at December 31, 2013 and 2012 was $0 and $4,025,220, respectively.

Available Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company had the right to borrow up to $10.0 million before the earlier of December 31, 2011 or the redemption in full of the Preferred Stock. On December 21, 2011, the Company entered into an amendment to the agreement extending the right to borrow the remainder of the available financing until May 31, 2013. The principal amount borrowed bore interest at the rate of 9.25% per annum, payable quarterly in arrears. At December 31, 2013 and 2012, the Company had borrowings under the Bridge Financing of $0.0 million.

6. Preferred Stock, Preferred Interest and Warrants

Preferred Stock and Preferred Interest. On April 18, 2011, the Company completed a private placement to the Investors pursuant to the Securities Purchase Agreement for gross proceeds of $25.0 million. The Company issued 25,000 shares of Preferred Stock and the Essex Warrant to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share.

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

Concurrently with the issuance of the Preferred Stock, the Operating Partnership issued the Preferred Interest to the Company in an amount equivalent to the proceeds of the Preferred Stock received by the general partner pursuant to the terms of the Partnership Agreement. The Partnership Agreement also authorizes the general partner to make special distributions to the Company related to its Preferred Interest for the sole purpose of fulfilling the Company’s obligations with respect to the Preferred Stock. In addition, the Operating Partnership issued the Warrant to purchase 1,900,000 partnership units at an amount equal to the consideration received by the Company upon exercise of the Essex Warrant, as amended.

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

On March 26, 2013, we used the net proceeds of an expansion of the mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million. In addition, approximately $0.1 million in unamortized issuance costs related to the redeemed shares were written off.

On August 1, 2013, we used the net proceeds of a new mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million. In addition, approximately $0.1 million in unamortized issuance costs related to the redeemed shares were written off.

On September 30, 2013, we used a portion of the proceeds of the Notes to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million. In addition, approximately $0.4 million in unamortized issuance costs related to the redeemed shares were written off.

As of December 31, 2013 and 2012, there were 0 and 14,228 shares of the Preferred Stock issued and outstanding, respectively.

As of December 31, 2013 and 2012, the redemption value of the Preferred Interest was $0 and $14,227,650, respectively.

Warrants. The Essex Warrant, as modified, entitled the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Pursuant to an amendment to the Essex Warrant, the exercise price per share of common stock covered by the Essex Warrant adjusts from time to time in the event of payment of cash dividends to holders of common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment does not take into account dividends declared prior to January 1, 2012.

Concurrently with the issuance of the Essex Warrant, the Operating Partnership issued the Warrant to the Company. Under the terms of the Warrant, the Company is obligated to exercise the Warrant immediately and concurrently if at any time the Essex Warrant is exercised by its holders. In that event, the Operating Partnership shall issue an equivalent number of partnership units and shall be entitled to receive the proceeds received by the Company upon exercise of the Essex Warrant.

On October 23, 2013, the Company redeemed the First Tranche of Redeemed Warrant Shares for an aggregate cash redemption price of $3.2 million. The First Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 900,000 Issuable Warrant Shares, the Operating Partnership redeemed 900,000 Issuable Warrant Units, as defined in the Warrant, for an aggregate cash redemption price of $3.2 million.

On December 23, 2013, the Company redeemed the Final Tranche of Redeemed Warrant Shares for an aggregate cash redemption price of approximately $4.0 million. The Final Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 1,000,000 Issuable Warrant Shares, the Operating Partnership redeemed 1,000,000 Issuable Warrant Units, as defined in the Warrant, for an aggregate cash redemption price of approximately $4.0 million.

On the date of issuance, we determined the fair market value of the warrants was approximately $1.6 million using the Black-Scholes option pricing model assuming an exercise price of $2.25 per share of common stock, a risk-free interest rate of 2.26%, a dividend yield of 5.00%, expected volatility of 60.0%, and an expected term of 5.5 years. The fair market value is included in deferred financing costs. The deferred cost was amortized to interest expense in the accompanying consolidated statement of operations over the period of issuance to the mandatory redemption date of the preferred stock.

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2013, 2012 and 2011 was $64,700, $65,812 and $66,198, respectively.

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

We lease a parking lot adjacent to the Doubletree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For each of the years ended December 31, 2013, 2012 and 2011, rent expense was $95,482.

In conjunction with the sublease arrangement for the property at Shell Island which expired in December 2011, we incurred an annual lease expense for a leasehold interest other than the purchased leasehold interest. Lease expense for the year ended December 31, 2011 was $195,000.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $3,036, $2,515 and $2,806, respectively.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $6,020, $5,920 and $4,961, respectively.

We lease 4,836 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018. Rent expense for each of the years ended December 31, 2013, 2012 and 2011 was $63,393, $55,000 and $55,000, respectively.

We lease 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $47,813, $44,927 and $44,320, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between February 2014 and March 2017.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2014	$412,642
December 31, 2015	353,831
December 31, 2016	285,319
December 31, 2017	93,049
December 31, 2018	63,239
December 31, 2019 and thereafter	—

Total	$1,208,080

Management Agreements – At December 31, 2013, each of our wholly-owned operating hotels, except for the Crowne Plaza Tampa Westshore and the Crowne Plaza Houston Downtown, are operated under a master management agreement with MHI Hotels Services that expires between December 2014 and April 2018. We entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 and assumed the existing agreement for management of the Crowne Plaza Houston Downtown which expires in April 2016 (see Note 9).

Franchise Agreements – As of December 31, 2013, our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the DoubleTree by Hilton Brownstone-University and the Sheraton Louisville Riverside an amount equal to 1/12 of the annual real estate taxes due for the properties. The Company is also required by several of its lenders to establish individual property improvement funds to cover the cost of replacing capital assets at its properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh Brownstone–University, Crowne Plaza Houston Downtown and the Crowne Plaza Hampton Marina and equal 4.0% of room revenues for the Hilton Philadelphia Airport.

Pursuant to the terms of the fifth amendment to the then-existing credit agreement and until its termination in March 2012, we were required to escrow with our lender an amount sufficient to pay the real estate taxes as well as property and liability insurance for the encumbered properties when due. In addition, the we were required to make monthly contributions equal to 3.0% of room revenues into a property improvement fund.

Litigation – We are not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and none of which is expected to have a material impact on our financial condition or results of operations.

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

The following is a schedule of issuances during the years ended December 31, 2013, 2012 and 2011 of the Company’s common stock:

On August 14, 2013, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock.

On April 1, 2013, one holder of units in the Operating Partnership redeemed 31,641 units for an equivalent number of shares of the Company’s common stock.

On March 1, 2013, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock.

On January 25, 2013, the Company was issued 45,500 units in the Operating Partnership and awarded an aggregate of 30,500 shares of unrestricted stock to certain executives and employees as well as 15,000 shares of restricted stock to certain of its independent directors.

On January 1, 2013, the Company was issued 30,000 units in the Operating Partnership and granted 30,000 restricted shares to its Chief Financial Officer in accordance with the terms of his employment contract.

On February 2, 2012, the Company was issued 46,000 units in the Operating Partnership and awarded an aggregate of 29,500 shares of unrestricted stock to certain executives and employees as well as 1,500 shares of unrestricted stock and 15,000 shares of restricted stock to certain of its independent directors.

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

On March 22, 2011, the Company was issued 29,500 units in the Operating Partnership and awarded 17,500 shares of non-restricted stock to certain executives and employees as well as 12,000 shares of restricted stock to its then serving independent directors.

On January 1, 2011, the Company was issued 16,000 units in the Operating Partnership and issued 16,000 non-restricted shares to its Chief Operating Officer and President in accordance with the terms of his employment contract, as amended.

As of December 31, 2013, the Company had 10,206,927 shares of common stock outstanding.

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

The following is a schedule of issuances and redemptions of units in the Operating Partnership in addition to the issuances of units in the Operating Partnership to the Company described above,

On November 13, 2013, the Operating Partnership issued 32,929 limited partnership units in conjunction with the purchase of the partnership interests in HHA, which is the sole owner of the Crowne Plaza Houston Downtown.

On April 1, 2013, the Company redeemed 10,000 units in the Operating Partnership held by a trust controlled by two members of the Board of Directors for a total of $32,900 pursuant to the terms of the partnership agreement.

On August 1, 2012, the Company redeemed 6,000 units in the Operating Partnership held by a trust controlled by two members of the Board of Directors for a total of $21,540 pursuant to the terms of the partnership agreement.

On May 1, 2012, the Company redeemed 6,000 units in the Operating Partnership held by a trust controlled by two members of the Board of Directors for a total of $14,640 pursuant to the terms of the partnership agreement.

On November 1, 2011, the Company redeemed 2,600 units in the Operating Partnership held by a trust controlled by two members of the Board of Directors for a total of $7,150 pursuant to the terms of the partnership agreement.

As of December 31, 2013 and 2012, the total number of Operating Partnership units outstanding was 13,038,125 and 12,972,625, respectively.

As of December 31, 2013 and 2012, the total number of outstanding Operating Partnership units not owned by the Company was 2,864,127 and 2,972,839, respectively, with a fair market value of approximately $17.0 million and approximately $9.9 million, respectively, based on the price per share of the common stock on such respective dates.

Warrants for Units in the Operating Partnership – The Operating Partnership has granted no warrants representing the right to purchase limited partnership units other than the Warrant described in Note 6.

Distributions – The following table presents the quarterly distributions by the Operating Partnership declared and payable per unit for the years ended December 31, 2013, 2012 and 2011:

Quarter Ended	2011	2012	2013
March 31,	$0.000	$0.020	$0.035
June 30,	$0.000	$0.020	$0.035
September 30,	$0.020	$0.030	$0.040
December 31,	$0.020	$0.030	$0.045

9. Related Party Transactions

MHI Hotels Services. As of December 31, 2013, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,089,571 shares, approximately 10.7%, of the Company’s outstanding common stock as well as 1,752,928 Operating Partnership units. The following is a summary of the transactions between MHI Hotels Services and us:

Accounts Receivable – At December 31, 2013 and 2012, we were due $101,439 and $8,657, respectively, from MHI Hotels Services.

Shell Island Sublease – We had a sublease arrangement with MHI Hotels Services on our expired leasehold interests in the property at Shell Island. For the years ended December 31, 2013, 2012 and 2011, we earned $350,000, $350,000 and $640,000, respectively, in leasehold revenue. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by MHI Hotels Services.

Management Agreements – Each of the operating hotels that we wholly-owned at December 31, 2013 and 2012, except for the Crowne Plaza Tampa Westshore and the Crowne Plaza Houston Downtown, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. The Company entered into a separate management agreement with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 and assumed an existing management agreement for the Crowne Plaza Houston Downtown which expires in April 2016. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company upon its formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the Williamsburg property under the master management agreement.

Under the master management agreement as well as the management agreement for the Crowne Plaza Tampa Westshore, MHI Hotels Services receives a base management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Under the management agreement for the Crowne Plaza Houston, MHI Hotels Services receives a base management fee of 2.0% of gross revenues.

The incentive management fee under the master management agreement is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation. The management agreement for the Crowne Plaza Tampa Westshore includes a similar provision for the payment of an incentive management fee on a stand-alone basis.

Base management fees earned by MHI Hotels Services totaled $2,652,070, $2,602,018 and $2,372,702 for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, incentive management fees of $67,502, $216,824 and $97,151were accrued for the years ended December 31, 2013, 2012 and 2011, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services for our employees as well as those employees that are employed by MHI Hotels Services that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $2,592,115, $2,344,734 and $2,448,431 for the years ended December 31, 2013, 2012 and 2011, respectively.

Redemption of Units in Operating Partnership – During 2013, 2012 and 2011, we redeemed a total of 24,600 units in its Operating Partnership held by a trust controlled by two current members and one former member of our Board of Directors for a total of $76,230 pursuant to the terms of the partnership agreement.

Issuance of Units in Operating Partnership – In connection with the acquisition of the Crowne Plaza Houston Downtown Hotel in November 2013, we purchased from MHI Hotels its 1.0% limited partnership interest in HHA, the entity that owns the property, in exchange for 32,929 units of limited partnership interests in the Company’s operating partnership valued at $153,636 pursuant to an exchange agreement entered into between the operating partnership and MHI Hotels. The indirect equity owners of MHI Hotels include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims.

Holders of the Preferred Stock and Essex Warrant. As set forth in the Articles Supplementary, the holders of Preferred Stock, Essex Illiquid, LLC and Richmond Hill Capital Partners, LLC, were entitled to elect one (1) member of the Company’s board of directors. The member of the board of directors elected by the holders of Preferred Stock holds executive positions in Essex Equity Capital Management, LLC, an affiliate of Essex Illiquid, LLC, as well as Richmond Hill Capital Partners, LLC.

Bridge Financing Amendments. On December 21, 2011, the Company entered into an amendment to its $10.0 million bridge loan agreement with Essex Equity High Income Joint Investment Vehicle, LLC, an affiliate of Essex Equity Capital Management, LLC, of which one former member of the board of directors is a Managing Director, to extend the lender’s loan commitment by 17 months through May 31, 2013.

On June 15, 2012, the Company entered into an amendment of its then-existing Bridge Financing that provided, subject to a $1.5 million prepayment which the Company made on June 18, 2012, that the amount of undrawn term loan commitments be increased to $7.0 million, of which $2.0 million was reserved to repay principal amounts outstanding on the Crowne Plaza Jacksonville Riverfront hotel property. The Company’s ability to borrow under the Bridge Financing ended May 31, 2013.

Essex Warrant Amendment. On December 21, 2011, the Company also amended the terms of the outstanding Essex Warrant. Pursuant to the Essex Warrant amendment, the exercise price per share of common stock covered by the Essex Warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per share amount of such cash dividends.

Modified Excepted Holder. On July 10, 2012, the Company amended the terms of the outstanding Essex Warrant by establishing a modified excepted holder limit (as defined in the Company’s Articles of Amendment and Restatement) for the Investors.

On December 23, 2013, the Company’s board of directors terminated and extinguished the excepted holder limit and excepted holder status for the Investors in connection with the redemption of the Essex Warrant.

Preferred Stock Redemptions. On June 15, 2012, the Company entered into an agreement with the holders of the Company’s Preferred Stock to redeem approximately 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends.

On June 18, 2012, we used a portion of the proceeds of the mortgage on the Crowne Plaza Tampa Westshore to make a special distribution by the Operating Partnership to the Company to redeem the 11,514 shares of Preferred Stock for an aggregate redemption price of $12.3 million plus payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.8 million.

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

On August 1, 2013, we used the net proceeds of a new mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million.

On September 30, 2013, we used a portion of the proceeds of the Notes to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million.

Essex Warrant Redemptions. On October 23, 2013, the Company entered into an agreement to redeem the First Tranche of Redeemed Warrant Shares for an aggregate cash redemption price of $3.2 million. The First Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant were terminated and extinguished.

On December 23, 2013, the Company entered into an agreement to redeem the Final Tranche of Redeemed Warrant Shares for an aggregate cash redemption price of approximately $4.0 million. The Final Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Essex Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant were terminated and extinguished.

Others. On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. Compensation for the year ended December 31, 2013 totaled $81,000 for both individuals.

10. Retirement Plans

We began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provisions. Contributions to the plan for the years ended December 31, 2013, 2012 and 2011 were $47,094, $54,865 and $46,890, respectively.

11. Unconsolidated Joint Venture

We own a 25% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

	December 31, 2013	December 31, 2012
ASSETS
Investment in hotel property, net	$64,449,892	$65,899,055
Cash and cash equivalents	2,896,841	3,298,009
Accounts receivable	251,587	301,921
Prepaid expenses, inventory and other assets	1,335,472	1,409,924

TOTAL ASSETS	$68,933,792	$70,908,909

LIABILITIES
Mortgage loan, net	$57,000,000	$33,100,000
Accounts payable and other accrued liabilities	1,869,476	2,995,271
Advance deposits	280,339	257,950

TOTAL LIABILITIES	59,149,815	36,353,221

TOTAL MEMBERS’ EQUITY	9,783,977	34,555,688

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$68,933,792	$70,908,909

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue
Rooms department	$14,732,609	$13,279,070
Food and beverage department	2,506,852	2,529,851
Other operating departments	1,445,446	1,238,243

Total revenue	18,684,907	17,047,164
Expenses
Hotel operating expenses
Rooms department	3,111,968	2,847,660
Food and beverage department	1,981,068	1,996,968
Other operating departments	580,150	596,842
Indirect	7,080,180	6,661,672

Total hotel operating expenses	12,753,366	12,103,142
Depreciation and amortization	2,182,667	2,362,692
General and administrative	119,338	79,380

Total operating expenses	15,055,371	14,545,214
Operating income	3,629,536	2,501,950
Interest expense	(2,174,731)	(1,758,244)
Unrealized gain (loss) on hedging activities	359,993	(55,008)

Net income (loss)	$1,814,798	$688,698

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
General and administrative	$7,171,437	$6,813,616	$6,454,042
Sales and marketing	7,516,785	7,133,300	6,644,654
Repairs and maintenance	4,701,421	4,606,547	4,518,327
Utilities	4,301,755	4,425,441	4,609,509
Franchise fees	3,096,058	2,875,875	2,627,147
Management fees, including incentive	2,719,573	2,818,842	2,469,853
Property taxes	2,480,909	2,643,931	2,621,896
Insurance	1,447,485	1,369,800	1,276,527
Other	248,063	232,258	562,236

Total indirect hotel operating expenses	$33,683,486	$32,919,610	$31,784,191

13. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$102,701	$(113,699)	$113,919
State and local	57,476	2,461	106,347

	160,177	(111,238)	220,266

Deferred:
Federal	1,065,861	1,136,334	576,136
State and local	295,144	276,133	109,053

	1,361,005	1,412,467	685,189

	$1,521,182	$1,301,229	$905,455

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statutory federal income tax benefit	$(783,021)	$(1,369,004)	$(1,893,728)
Effect of non-taxable REIT loss	1,951,583	2,391,639	2,583,783
State income tax provision (benefit)	352,620	278,594	215,400

	$1,521,182	$1,301,229	$905,455

As of December 31, 2013 and 2012, we had a net deferred tax asset of approximately $1.2 million and $2.6 million, respectively, of which, approximately $0.7 million and $1.9 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized. As of both December 31, 2013 and 2012, approximately $0.3 and $0.4 million, respectively, of the deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort and start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore, all of which were not deductible when incurred and are now being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

14. Loss per Share and per Unit

Loss Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The effect of the allocation of net income (loss) attributable to the limited partners’ interests by the issuance of dilutive shares has been excluded, since there would be an anti-dilutive effect from the pro forma dilution of the Essex Warrant discussed in Note 6 issued in April 2011. The computation of basic and diluted earnings per share is presented below.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Numerator
Net loss attributable to the Company for basic and diluted computation	$(3,454,059)	$(4,104,675)	$(4,844,446)

Denominator
Weighted average number of common shares outstanding	10,156,955	9,995,638	9,676,846

Basic and diluted net loss per share	$(0.34)	$(0.41)	$(0.50)

Loss Per Unit. The computation of basic and diluted earnings per unit is presented below.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Numerator
Net loss	$(4,435,185)	$(5,327,711)	$(6,475,243)

Denominator
Weighted average number of units outstanding	13,042,020	12,973,953	12,934,325

Basic and diluted net loss per unit	$(0.34)	$(0.41)	$(0.50)

15. Quarterly Operating Results (Unaudited)

	Quarters Ended 2013
	March 31	June 30	September 30	December 31
Total revenue	$20,189,812	$25,250,643	$21,458,637	$22,475,434
Total operating expenses	18,306,556	20,285,017	19,123,547	20,581,632
Net operating income	1,883,256	4,965,626	2,335,090	1,893,802
Net income (loss) attributable to the Company	(2,594,916)	1,310,592	(1,649,722)	(520,013)
Earnings per share – basic	(0.26)	0.13	(0.16)	(0.05)
Earnings per share – diluted	(0.26)	0.12	(0.16)	(0.05)

	Quarters Ended 2012
	March 31	June 30	September 30	December 31
Total revenue	$20,025,146	$25,112,522	$21,771,213	$20,434,338
Total operating expenses	18,719,004	20,410,903	19,577,732	18,330,698
Net operating income (loss)	1,306,142	4,701,619	2,193,481	2,103,640
Net income (loss) attributable to the Company	(2,294,355)	(1,653,654)	(1,615,020)	1,458,354
Earnings per share – basic	(0.23)	(0.17)	(0.16)	0.15
Earnings per share – diluted	(0.23)	(0.17)	(0.16)	0.14

16. Subsequent Events

On January 10, 2014, we paid a quarterly dividend (distribution) of $0.045 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on December 13, 2013.

On January 13, 2014, we entered into an agreement to acquire an independent full-service hotel in Atlanta, Georgia for the aggregate purchase price of approximately $61.0 million. We anticipate that the purchase will be completed by the end of the first quarter, or shortly thereafter, and will be funded with a first mortgage in the amount of $41.5 million, a $19.0 million loan secured by interests in another asset, and working capital.

On January 20, 2014, we authorized payment of a quarterly dividend (distribution) of $0.045 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of March 14, 2014. The dividend (distribution) is to be paid on April 11, 2014.

On February 14, 2014, the Company was issued 12,750 partnership units by the Operating Partnership and granted 12,750 of restricted stock to certain of its independent directors. The Company was also issued 24,000 partnership units by the Operating Partnership and granted 24,000 shares of non-restricted stock to its principal executive officers under the Company’s 2013 Plan.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

(in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End of Year			Accumulated Depreciation & Impairment	Date of Construction	Date Acquired	Life on Which Depreciation on Latest Statement of Operations is Computed
Description	Encum- brances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
Crowne Plaza Hampton Marina Hampton, Virginia	$5,904	$1,061	$6,733	$33	$3,383	$1,094	$10,116	$11,210	$(2,231)	1988	2008	3-39 years
Crowne Plaza Houston Downtown Houston, Texas	21,428	7,374	22,185	—	—	7,374	22,185	29,559	(75)	1963	2013	3-39 years
Crowne Plaza Jacksonville Riverfront Jacksonville, Florida	13,756	7,090	14,604	51	3,698	7,141	18,302	25,443	(3,823)	1970	2005	3-39 years
Crowne Plaza Tampa Westshore Tampa, Florida	13,603	4,153	9,670	283	21,993	4,436	31,663	36,099	(4,723)	1973	2007	3-39 years
DoubleTree by Hilton Brownstone – University Raleigh, North Carolina	15,526	815	7,416	203	4,862	1,018	12,278	13,296	(3,329)	1971	2004	3-39 years
Hilton Philadelphia Airport Philadelphia, Pennsylvania	28,731	2,100	22,031	93	4,141	2,193	26,172	28,365	(6,210)	1972	2004	3-39 years
Hilton Savannah DeSoto Savannah, Georgia	21,546	600	13,562	14	11,165	614	24,727	25,341	(6,374)	1968	2004	3-39 years
Hilton Wilmington Riverside Wilmington, North Carolina	20,919	785	16,829	222	10,524	1,007	27,353	28,360	(8,910)	1970	2004	3-39 years
Holiday Inn Laurel West Laurel, Maryland	7,142	900	9,443	187	2,497	1,087	11,940	13,027	(3,310)	1985	2004	3-39 years
Sheraton Louisville Riverside Jeffersonville, Indiana	11,809	782	6,891	210	14,477	992	21,368	22,360	(3,590)	1972	2006	3-39 years

	$160,364	$25,660	$129,364	$1,296	$76,740	$26,956	$206,104	$233,060	$(42,557)

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2010	$195,886
Improvements	3,380
Disposal of Assets	(307)

Balance at December 31, 2011	$198,959
Improvements	1,807
Disposal of Assets	(127)

Balance at December 31, 2012	$200,639
Acquisitions	29,559
Improvements	3,290
Disposal of Assets	(428)

Balance at December 31, 2013	$233,060

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2010	$26,145
Current Expense	5,325
Disposal of Assets	(166)

Balance at December 31, 2011	$31,304
Current Expense	5,500
Disposal of Assets	(127)

Balance at December 31, 2012	$36,677
Current Expense	5,604
Impairment	611
Disposal of Assets	(335)

Balance at December 31, 2013	$42,557