Form 10-Q
period 2014-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2014-05-14
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, there were 10,353,677 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2014 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;

•	the following Notes to Consolidated Financial Statements:

•	Note 8 – Equity; and

•	Note 14 – Income (Loss) Per Share and Per Unit;

•	Item 4 - Controls and Procedures; and

•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investment in hotel properties, net	$262,204,677	$202,645,633
Investment in joint venture	2,083,590	2,446,039
Cash and cash equivalents	13,008,035	9,376,628
Restricted cash	5,439,820	3,796,141
Accounts receivable, net	3,367,565	1,982,091
Accounts receivable-affiliate	77,692	101,439
Prepaid expenses, inventory and other assets	3,459,365	2,444,975
Shell Island sublease, net	180,147	240,196
Deferred income taxes	1,921,441	1,186,122
Deferred financing costs, net	5,066,625	3,820,838

TOTAL ASSETS	$296,808,957	$228,040,102

LIABILITIES
Mortgage loans	$206,554,064	$160,363,549
Bridge loan	19,000,000	—
Unsecured notes	27,600,000	27,600,000
Accounts payable and accrued liabilities	9,677,240	7,650,219
Advance deposits	1,573,335	666,758
Dividends and distributions payable	589,851	588,197

TOTAL LIABILITIES	264,994,490	196,868,723
Commitments and contingencies (see Note 6)
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 10,243,677 shares and 10,206,927 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	102,437	102,069
Additional paid in capital	57,764,370	57,534,113
Distributions in excess of retained earnings	(31,888,880)	(32,210,917)

Total Sotherly Hotels Inc. stockholders’ equity	25,977,927	25,425,265
Noncontrolling interest	5,836,540	5,746,114

TOTAL EQUITY	31,814,467	31,171,379

TOTAL LIABILITIES AND EQUITY	$296,808,957	$228,040,102

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
REVENUE
Rooms department	$17,453,189	$14,249,959
Food and beverage department	6,251,683	4,851,571
Other operating departments	1,305,517	1,088,282

Total revenue	25,010,389	20,189,812
EXPENSES
Hotel operating expenses
Rooms department	4,751,526	4,013,733
Food and beverage department	4,070,370	3,224,480
Other operating departments	201,507	106,674
Indirect	9,483,873	7,815,061

Total hotel operating expenses	18,507,276	15,159,948
Depreciation and amortization	2,434,328	2,052,821
Corporate general and administrative	1,307,790	1,093,787

Total operating expenses	22,249,394	18,306,556

NET OPERATING INCOME	2,760,995	1,883,256
Other income (expense)
Interest expense	(2,883,439)	(2,680,547)
Interest income	1,889	3,906
Equity income in joint venture	387,550	469,739
Unrealized loss on warrant derivative	—	(2,769,065)

Net income (loss) before income taxes	266,995	(3,092,711)
Income tax benefit (provision)	735,319	(263,055)

Net income (loss)	1,002,314	(3,355,766)
Add: Net (income)loss attributable to the noncontrolling interest	(219,312)	760,850

Net income (loss) attributable to the Company	$783,002	$(2,594,916)

Net income (loss) per share attributable to the Company
Basic and diluted	$0.08	$(0.26)
Weighted average number of shares outstanding
Basic and diluted	10,225,710	10,080,375

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2013	10,206,927	$102,069	$57,534,113	$(32,210,917)	$5,746,114	$31,171,379
Issuance of unrestricted common stock awards	24,750	248	147,112	—	—	147,360
Issuance of restricted common stock awards	12,000	120	78,165	—	—	78,285
Amortization of restricted stock award	—	—	4,980	—	—	4,980
Dividends and distributions declared	—	—	—	(460,965)	(128,886)	(589,851)
Net income	—	—	—	783,002	219,312	1,002,314

Balances at March 31, 2014	10,243,677	$102,437	$57,764,370	$(31,888,880)	$5,836,540	$31,814,467

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flows from operating activities:
Net income (loss)	$1,002,314	$(3,355,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,434,328	2.052,821
Equity income in joint venture	(387,550)	(469,739)
Unrealized loss on warrant derivative	—	2,769,065
Amortization of deferred financing costs	217,815	262,099
Paid-in-kind interest	—	69,641
Charges related to equity-based compensation	230,625	161,500
Changes in assets and liabilities:
Restricted cash	(325,124)	(242,182)
Accounts receivable	(920,187)	(825,869)
Prepaid expenses, inventory and other assets	(791,190)	(721,497)
Deferred income taxes	(735,319)	261,696
Accounts payable and other accrued liabilities	2,422,817	1,801,480
Advance deposits	441,704	314,709
Accounts receivable - affiliate	23,748	1,552

Net cash provided by operating activities	3,613,981	2,079,510

Cash flows from investing activities:
Acquisition of hotel properties	(61,106,085)	—
Improvements and additions to hotel properties	(1,322,677)	(1,101,117)
Distributions from joint venture	750,000	—
Funding of restricted cash reserves	(656,396)	(338,538)
Proceeds of restricted cash reserves	962,499	541,711

Net cash used in investing activities	(61,372,659)	(897,944)

Cash flows from financing activities:
Proceeds of mortgage debt	45,600,000	2,225,613
Proceeds of loans	19,000,000	—
Redemption of redeemable preferred stock	—	(1,901,547)
Dividends and distributions paid	(588,197)	(389,179)
Payment of deferred financing costs	(1,712,233)	(81,501)
Payments on mortgage debt and loans	(909,485)	(976,615)

Net cash provided by (used in) financing activities	61,390,085	(1,123,229)

Net increase in cash and cash equivalents	3,631,407	58,337
Cash and cash equivalents at the beginning of the period	9,376,628	7,175,716

Cash and cash equivalents at the end of the period	$13,008,035	$7,234,053

Supplemental disclosures:
Cash paid during the period for interest	$2,476,016	$2,408,593

Cash paid during the period for income taxes	$23,000	$33,914

Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$1,500,000	$—

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investment in hotel properties, net	$262,204,677	$202,645,633
Investment in joint venture	2,083,590	2,446,039
Cash and cash equivalents	13,008,035	9,376,628
Restricted cash	5,439,820	3,796,141
Accounts receivable, net	3,367,565	1,982,091
Accounts receivable-affiliate	77,692	101,439
Prepaid expenses, inventory and other assets	3,459,365	2,444,975
Shell Island sublease, net	180,147	240,196
Deferred income taxes	1,921,441	1,186,122
Deferred financing costs, net	5,066,625	3,820,838

TOTAL ASSETS	$296,808,957	$228,040,102

LIABILITIES
Mortgage loans	$206,554,064	$160,363,549
Bridge loan	19,000,000	—
Unsecured notes	27,600,000	27,600,000
Accounts payable and other accrued liabilities	9,677,240	7,650,219
Advance deposits	1,573,335	666,758
Dividends and distributions payable	589,851	588,197

TOTAL LIABILITIES	264,994,490	196,868,723

Commitments and contingencies (see Note 6)

PARTNERS’ CAPITAL
General Partner: 131,079 and 130,711 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	565,202	557,479
Limited Partners: 12,976,725 and 12,940,343 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	31,249,265	30,613,900

TOTAL PARTNERS’ CAPITAL	31,814,467	31,171,379

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$296,808,957	$228,040,102

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
REVENUE
Rooms department	$17,453,189	$14,249,959
Food and beverage department	6,251,683	4,851,571
Other operating departments	1,305,517	1,088,282

Total revenue	25,010,389	20,189,812
EXPENSES
Hotel operating expenses
Rooms department	4,751,526	4,013,733
Food and beverage department	4,070,370	3,224,480
Other operating departments	201,507	106,674
Indirect	9,483,873	7,815,061

Total hotel operating expenses	18,507,276	15,159,948
Depreciation and amortization	2,434,328	2,052,821
Corporate general and administrative	1,307,790	1,093,787

Total operating expenses	22,249,394	18,306,556

NET OPERATING INCOME	2,760,995	1,883,256
Other income (expense)
Interest expense	(2,883,439)	(2,680,547)
Interest income	1,889	3,906
Equity income in joint venture	387,550	469,739
Unrealized loss on warrant derivative	—	(2,769,065)

Net income (loss) before income taxes	266,995	(3,092,711)
Income tax benefit (provision)	735,319	(263,055)

Net income (loss)	$1,002,314	$(3,355,766)

Net income (loss) per unit
Basic and diluted	$0.08	$(0.26)
Weighted average number of units outstanding
Basic and diluted	13,089,837	13,035,992

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(unaudited)

	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount
Balances at December 31, 2013	130,711	$557,479	12,940,343	$30,613,900	$31,171,379
Issuance of partnership units	368	2,260	36,382	223,385	225,645
Amortization of restricted units award	—	50	—	4,930	4,980
Distributions declared	—	(4,610)	—	(585,241)	(589,851)
Net income	—	10,023	—	992,291	1,002,314

Balances at March 31, 2014	131,079	$565,202	12,976,725	$31,249,265	$31,814,467

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flows from operating activities:
Net loss	$1,002,314	$(3,355,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,434,328	2.052,821
Equity income in joint venture	(387,550)	(469,739)
Unrealized loss on warrant derivative	—	2,769,065
Amortization of deferred financing costs	217,815	262,099
Paid-in-kind interest	—	69,641
Charges related to equity-based compensation	230,625	161,500
Changes in assets and liabilities:
Restricted cash	(325,124)	(242,182)
Accounts receivable	(920,187)	(825,869)
Prepaid expenses, inventory and other assets	(791,190)	(721,497)
Deferred income taxes	(735,319)	261,696
Accounts payable and other accrued liabilities	2,422,817	1,801,480
Advance deposits	441,704	314,709
Accounts receivable - affiliate	23,748	1,552

Net cash provided by operating activities	3,613,981	2,079,510

Cash flows from investing activities:
Acquisition of hotel properties	(61,106,085)	—
Improvements and additions to hotel properties	(1,322,677)	(1,101,117)
Distributions from joint venture	750,000	—
Funding of restricted cash reserves	(656,396)	(338,538)
Proceeds of restricted cash reserves	962,499	541,711

Net cash used in investing activities	(61,372,659)	(897,944)

Cash flows from financing activities:
Proceeds of mortgage debt	45,600,000	2,225,613
Proceeds of loans	19,000,000	—
Redemption of Series A Preferred Interest	—	(1,901,547)
Distributions paid	(588,197)	(389,179)
Payment of deferred financing costs	(1,712,233)	(81,501)
Payments on mortgage debt and loans	(909,485)	(976,615)

Net cash provided by (used in) financing activities	61,390,085	(1,123,229)

Net increase in cash and cash equivalents	3,631,407	58,337
Cash and cash equivalents at the beginning of the period	9,376,628	7,175,716

Cash and cash equivalents at the end of the period	$13,008,035	$7,234,053

Supplemental disclosures:
Cash paid during the period for interest	$2,476,016	$2,408,593

Cash paid during the period for income taxes	$23,000	$33,914

Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$1,500,000	$—

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation (the “Company”), is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the Mid-Atlantic and Southern United States. Many of the hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP, formerly MHI Hospitality, L.P. (the “Operating Partnership”). The Company and the Operating Partnership also own a 25.0% noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with CRP/MHI Holdings, LLC, an affiliate of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”).

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Operating Partnership, the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership. The Company, as general partner, conducts substantially all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership. Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Operating Partnership’s behalf.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at March 31, 2014, was approximately 78.1% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in this report to “we”, “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

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

On March 26, 2013, we used the net proceeds of the mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 1,902 shares of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) for an aggregate redemption price of approximately $2.1 million plus the payment of accrued and unpaid cash and stock dividends.

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

On October 23, 2013, the Company redeemed a portion of a warrant to purchase 1,900,000 shares of the Company’s common stock (the “Essex Warrant”) from Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (collectively, the “Investors” or “Initial Holders”) corresponding to an aggregate of 900,000 Issuable Warrant Shares (the “First Tranche of Redeemed Warrant Shares”) for an aggregate cash redemption price of $3.2 million. The First Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Essex Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 900,000 Issuable Warrant Shares, the Operating Partnership redeemed a portion of a warrant to purchase 1,900,000 units of the Operating Partnership (the “Operating Partnership Warrant”) corresponding to an aggregate of 900,000 Issuable Warrant Units, as defined in the Operating Partnership Warrant, for an aggregate cash redemption price of $3.2 million.

On November 13, 2013, we acquired 100% of the partnership interests of Houston Hotel Associates Limited Partnership, L.L.P., a Virginia limited liability partnership (“HHA”), for aggregate consideration of approximately $30.9 million in cash, the issuance to MHI Hotels, L.L.C., a Virginia limited liability company (“MHI Hotels”), of 32,929 units of limited partnership interests in the Operating Partnership, plus an additional amount for HHA’s working capital as of the closing date. HHA is the sole owner of the entity that indirectly owns the Crowne Plaza Houston Downtown.

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

Concurrently with the redemption of the 1,000,000 Issuable Warrant Shares, the Operating Partnership redeemed a portion of the Operating Partnership Warrant corresponding to an aggregate of 1,000,000 Issuable Warrant Units from the Company for an aggregate cash redemption price of approximately $4.0 million.

On December 27, 2013, through our joint venture with Carlyle, we entered into a credit and security agreement and other loan documents to secure a $57.0 million non-recourse mortgage on the Crowne Plaza Hollywood Beach Resort in Hollywood, Florida with Bank of America, N.A. The proceeds from the loan were used to repay the existing first mortgage, to pay closing costs, and to make a distribution to the joint venture partners. We used approximately $3.5 million of its distribution proceeds to repay its existing loan with Carlyle, and the remainder for general corporate purposes.

On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured loan (the “Bridge Loan”) with Richmond Hill Capital Partners, LP (“Richmond Hill”) and Essex Equity Joint Investment Vehicle, LLC (collectively with Richmond Hill, the “Bridge Lenders”). The Bridge Loan bears interest at the rate of 10.0% per annum and matures on March 26, 2015. The loan also requires mandatory prepayment upon certain events, is subject to a prepayment premium if the loan is prepaid in full or in part prior to maturity and contains limited financial covenants. The loan is secured by a lien on our interest in our subsidiary that owns the Hilton Philadelphia Airport.

On March 27, 2014, we acquired the Georgian Terrace, a 326-room hotel in Atlanta, Georgia for the aggregate purchase price of approximately $61.1 million. Also included in the acquisition was a 698 space parking structure; all personal property and equipment located in or at the hotel; and a separate 0.6 acre development parcel with related development rights and improvements located thereon. In conjunction with the acquisition, we obtained a $41.5 million first mortgage from Bank of the Ozarks, of which $1.5 million of the proceeds was placed in a restricted cash reserve. The mortgage bears a floating rate of interest equal to LIBOR plus 3.75%, with a 4.00% floor and requires monthly payments of principal and interest on a 25-year amortization schedule following a 12-month interest-only period. The mortgage matures on March 27, 2017, but may be extended for two additional 1-year period subject to certain terms and conditions.

On March 31, 2014, we entered into a First Amendment and other amended loan documents to extend the maturity date and secure additional proceeds of approximately $5.6 million on the original $30.0 million mortgage on the Hilton Philadelphia Airport hotel with its existing lender, TD Bank, N.A. Pursuant to the First Amendment and other amended loan documents, the mortgage continues to bear interest at a rate of LIBOR plus 3.0% with a 3.50% floor, requires monthly payments of principal and interest on an amortization schedule over the remainder of the 25-year period that began with the commencement of the loan in March 2012, and extends the maturity date to April 1, 2019.

As a condition to obtaining the First Amendment to the mortgage on the Hilton Philadelphia Airport hotel, we were required to enter into a license agreement with a national hotel franchise through at least the term of the amended mortgage loan. As such, we entered into a 10-year franchise agreement with Hilton Worldwide and plan to rebrand the Hilton Philadelphia Airport hotel as a DoubleTree by Hilton in November 2014, subject to the completion of certain product improvement requirements.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of Sotherly Hotels Inc., the Operating Partnership, MHI TRS and subsidiaries. All significant inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Investment in Joint Venture – Investment in joint venture represents our noncontrolling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged MHI Hotels Services to operate the hotel under a management contract. Carlyle owns a 75.0% controlling indirect interest in these entities. We account for our investment in the joint venture under the equity method of accounting and are entitled to receive our pro rata share of operating cash flow. We also have the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.

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

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of March 31, 2014 and December 31, 2013 were $261,114 and $196,989, respectively. Amortization expense for the three month period ended March 31, 2014 and 2013, each totaled $10,875, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our debt instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2013
Unsecured notes(1)	$(28,770,240)	$—	$—
March 31, 2014
Unsecured notes(1)	$(28,814,400)	$—	$—

(1)	Unsecured notes are recorded at historical cost on our Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013.

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of March 31, 2014, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include the calendar years 2010 through 2013. In addition, as of March 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include the calendar years 2004 through 2009.

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

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of our executives and employees, all have vested except for 24,000 shares which were issued to the Chief Financial Officer upon execution of his employment contract. These shares are to vest pro rata on each of the next four anniversaries of the effective date of his employment agreement. All of the 81,500 restricted shares issued to the Company’s independent directors have vested.

Under the 2013 Plan, the Company has made issuances totaling 36,750 shares, consisting of 24,000 non-restricted shares issued to certain executives and 12,000 restricted shares and 750 non-restricted shares issued to its independent directors. All of the restricted shares will vest at the end of 2014.

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of March 31, 2014, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan for the three months ended March 31, 2014 and 2013 was $19,571 and $21,958, respectively.

Comprehensive Income (Loss) – Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. We do not have any items of comprehensive income (loss) other than net income (loss).

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

3. Acquisition of Hotel Properties

Georgian Terrace Acquisition. On March 27, 2014, we acquired the 326-room Georgian Terrace in Atlanta, Georgia, for approximately $61.1 million. The preliminary allocation of the purchase price based on fair values is as follows:

Georgian Terrace
Land and land improvements	$10,127,687
Buildings and improvements	45,385,939
Furniture, fixtures and equipment	5,163,135

Investment in hotel properties	60,676,761
Restricted cash	124,658
Accounts receivable	465,287
Prepaid expenses, inventory and other assets	430,997
Accounts payable and accrued liabilities	(591,618)

Net cash	$61,106,085

The results of operations of the hotel are included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the acquisition for the period March 27, 2014 to March 31, 2014 are approximately $333,000 and $172,000, respectively. The following pro forma financial information presents the results of operations of the Company and the Operating Partnership for the three months ended March 31, 2014 and 2013 as if the acquisitions of the Georgian Terrace and the Crown Plaza Houston Downtown had taken place on January 1, 2013. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2013, or of future results of operations:

	Three months ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Pro forma revenues	$29,781,052	$28,456,030
Pro forma operating expenses	26,644,824	26,150,225
Pro forma operating income	3,136,228	2,305,805
Pro forma net income (loss)	268,146	(3,302,747)
Pro forma earnings (loss) per basic and diluted share and unit	0.03	(0.33)
Pro forma basic and diluted common shares	10,225,710	10,080,375

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Land and land improvements	$37,083,998	$26,956,311
Buildings and improvements	252,101,033	206,101,663
Furniture, fixtures and equipment	35,321,580	29,829,908

	324,506,611	262,887,882
Less: accumulated depreciation and impairment	(62,301,934)	(60,242,249)

	$262,204,677	$202,645,633

5. Debt

Mortgage Debt. As of March 31, 2014 and December 31, 2013, we had approximately $206.6 million and approximately $160.4 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of		Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
Property	March 31, 2014	December 31, 2013
Crowne Plaza Hampton Marina	$5,855,500	$5,903,500	None	06/30/2014	(1)	$16,000	(2)	LIBOR plus 4.55	%(3)
Crowne Plaza Houston Downtown	21,308,666	21,428,258	Yes(4)	04/12/2016	(5)	25 years		4.50%
Crowne Plaza Jacksonville Riverfront	13,656,527	13,756,209	None	07/10/2015	(6)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,530,331	13,602,701	None	06/18/2017		25 years		5.60%
DoubleTree by Hilton Brownstone – University	15,465,974	15,525,626	(7)	08/01/2018		30 years		4.78%
Georgian Terrace	41,500,000	—	Yes(8)	03/27/2017	(14)	25 years		LIBOR plus 3.75	%(13)
Hilton Philadelphia Airport	34,130,509	28,731,151	None	04/01/2019		25 years		LIBOR plus 3.00	%(9)
Hilton Savannah DeSoto	21,465,771	21,546,423	Yes(10)	08/01/2017		25 years		6.06%
Hilton Wilmington Riverside	20,789,664	20,919,030	Yes(10)	04/01/2017		25 years		6.21%
Holiday Inn Laurel West	7,099,558	7,141,845	Yes(11)	08/05/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	11,751,564	11,808,806	(7)	01/06/2017		25 years		6.24%

Total	$206,554,064	$160,363,549

(1)	The note provides that the mortgage can be extended until June 2015 if certain conditions have been satisfied.
(2)	The Operating Partnership is required to make monthly principal payments of $16,000.
(3)	The note bears a minimum interest rate of 5.00%.
(4)	The note may not be prepaid during the first two years of the term.
(5)	The note provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(6)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(7)	With limited exception, the note may not be prepaid until two months before maturity.
(8)	The note is subject to a prepayment penalty if the loan is prepaid in full or in part prior to March 26, 2015.
(9)	The note bears a minimum interest rate of 3.50%.
(10)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.
(13)	The note bears a minimum interest rate of 4.00%.
(14)	The note provides that the mortgage can be extended through the fourth and fifth anniversary of the commencement date of the loan, or March 27, 2018 and March 27, 2019, respectively, subject to certain conditions.

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of March 31, 2014.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of March 31, 2014 were as follows:

The remaining nine month period ending December 31, 2014	$8,671,252
December 31, 2015	17,441,142
December 31, 2016	24,401,632
December 31, 2017	104,801,938
December 31, 2018	15,850,414
December 31, 2019 and thereafter	35,387,686

Total future maturities	$206,554,064

Unsecured Notes. On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million. The indenture requires quarterly payments of interest and matures on September 30, 2018. The Notes are callable after September 30, 2016 at 101% of face value.

Bridge Financing. On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured Bridge Loan with the Bridge Lenders. The Bridge Loan has a maturity date of March 26, 2015; carries a fixed interest rate of 10.0% per annum; is subject to a prepayment premium if the loan is prepaid in full or in part prior to March 26, 2015; requires mandatory prepayment upon certain events; contains limited financial covenants; and is secured by a lien on 100% of the limited partnership interests in the subsidiary that owns the Hilton Philadelphia Airport hotel. The outstanding balance on the Bridge Loan at March 31, 2014 and December 31, 2013 was $19.0 million and $0.0 million, respectively.

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

The Company designated a class of preferred stock, the Preferred Stock, consisting of 27,650 shares with $0.01 par value per share, having a liquidation preference of $1,000.00 per share pursuant to Articles Supplementary (the “Articles Supplementary”), which sets forth the preferences, rights and restrictions for the Preferred Stock. The Preferred Stock is non-voting and non-convertible. The holders of the Preferred Stock had a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of Preferred Stock at an annual rate of 2.0% of the liquidation preference per share. As set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock had the exclusive right, voting separately as a single class, to elect one (1) member of the Company’s board of directors. In addition, under certain circumstances as set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock were entitled to appoint a majority of the members of the Company’s board of directors. The holder(s) of the Company’s Preferred Stock were entitled to require that the Company redeem the Preferred Stock under certain circumstances, but no later than April 18, 2016, and on such terms and at such price as is set forth in the Articles Supplementary.

Concurrently with the issuance of the Preferred Stock, the Operating Partnership issued the Preferred Interest to the Company in an amount equivalent to the proceeds of the Preferred Stock received by the general partner pursuant to the terms of the Partnership Agreement. The Partnership Agreement also authorizes the general partner to make special distributions to the Company related to its Preferred Interest for the sole purpose of fulfilling the Company’s obligations with respect to the Preferred Stock. In addition, the Operating Partnership issued the Operating Partnership Warrant to purchase 1,900,000 partnership units at an amount equal to the consideration received by the Company upon exercise of the Essex Warrant, as amended.

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

On September 30, 2013, we used a portion of the proceeds of the Notes offering to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million. In addition, approximately $0.4 million in unamortized issuance costs related to the redeemed shares were written off.

As of March 31, 2014 and December 31, 2013, there were no shares of the Preferred Stock issued and outstanding.

As of March 31, 2014 and December 31, 2013, there was no redemption value in the Preferred Interest.

Warrants. The Essex Warrant, as modified, entitled the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Pursuant to an amendment to the Essex Warrant, the exercise price per share of common stock covered by the Essex Warrant could have adjusted from time to time in the event of payment of cash dividends to holders of common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment could not take into account dividends declared prior to January 1, 2012.

Concurrently with the issuance of the Essex Warrant, the Operating Partnership issued the Operating Partnership Warrant to the Company. Under the terms of the Operating Partnership Warrant, the Company was obligated to exercise the Operating Partnership Warrant immediately and concurrently if at any time the Essex Warrant was exercised by its holders. In that event, the Operating Partnership would have issued an equivalent number of partnership units and would have been entitled to receive the proceeds received by the Company upon exercise of the Essex Warrant.

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

Concurrently with the redemption of the 900,000 Issuable Warrant Shares, the Operating Partnership redeemed 900,000 Issuable Warrant Units, as defined in the Operating Partnership Warrant, for an aggregate cash redemption price of $3.2 million.

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

Concurrently with the redemption of the 1,000,000 Issuable Warrant Shares, the Operating Partnership redeemed 1,000,000 Issuable Warrant Units, as defined in the Operating Partnership Warrant, for an aggregate cash redemption price of approximately $4.0 million. The redeemed warrant units are no longer Issuable Warrant Units under the Operating Partnership Warrant, and all rights under the Operating Partnership Warrant are terminated and extinguished.

On the date of issuance, we determined the fair market value of the Essex Warrant was approximately $1.6 million using the Black-Scholes option pricing model assuming an exercise price of $2.25 per share of common stock, a risk-free interest rate of 2.26%, a dividend yield of 5.00%, expected volatility of 60.0%, and an expected term of 5.5 years. The fair market value is included in deferred financing costs. The deferred cost was amortized to interest expense in the accompanying consolidated statement of operations over the period of issuance to the mandatory redemption date of the Preferred Stock.

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the three months ended March 31, 2014 and 2013 was $15,866 and $16,756, respectively.

We lease, as landlord, the entire fourteenth floor of the Hilton Savannah DeSoto to The Chatham Club, Inc. under a ninety-nine year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease.

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months ended March 31, 2014 and 2013, each totaled $23,871.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2014. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended March 31, 2014 and 2013, each totaled $651.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the three months ended March 31, 2014 and 2013, each totaled $1,505.

We lease 4,836 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018. Rent expense totaled $17,015 and $13,750 for the three month period ended March 31, 2014 and 2013, respectively.

We lease 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $12,253 and $11,108 for the three months ended March 31, 2014 and 2013, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between February 2014 and March 2017.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

The remaining nine month period ending December 31, 2014	$312,155
December 31, 2015	361,081
December 31, 2016	324,723
December 31, 2017	196,436
December 31, 2018	158,721
December 31, 2019 and thereafter	732,092

Total	$2,085,208

Management Agreements – At March 31, 2014, each of our wholly-owned operating hotels, except for the Crowne Plaza Tampa Westshore, the Crowne Plaza Houston Downtown and the Georgian Terrace, are operated under a master management agreement with MHI Hotels Services that expires between December 2014 and April 2018. We entered into separate management agreements with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 and for management of the Georgian Terrace that expires in March 2024. We also assumed the existing agreement for management of the Crowne Plaza Houston Downtown upon purchase of the hotel in November 2013, which expires in April 2016 (see Note 9).

Franchise Agreements – As of March 31, 2014, many of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the DoubleTree by Hilton Brownstone-University, the Sheraton Louisville Riverside and the Georgian Terrace an amount equal to 1/12 of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh Brownstone–University, Crowne Plaza Houston Downtown, the Crowne Plaza Hampton Marina and the Georgian Terrace and equal 4.0% of room revenues for the Hilton Philadelphia Airport.

Litigation – We are not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and none of which is expected to have a material impact on our financial condition or results of operations.

8. Equity

Preferred Stock – The Company has authorized 1,000,000 shares of preferred stock, of which 27,650 shares were issued as Series A Cumulative Redeemable Preferred Stock, as described above, and subsequently redeemed in 2013. None of the remaining authorized shares have been issued.

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

The following is a schedule of issuances, since January 1, 2013, of the Company’s common stock:

On February 14, 2014, the Company was issued 36,750 units in the Operating Partnership and awarded an aggregate of 24,000 shares of unrestricted stock to certain executives as well as 12,000 shares of restricted stock and 750 share of unrestricted stock to certain of its independent directors.

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

As of March 31, 2014 and December 31, 2013, the Company had 10,243,677 and 10,206,927 shares of common stock outstanding, respectively.

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

The following is a schedule of issuances and redemptions, since January 1, 2013, of units in the Operating Partnership in addition to the issuances of units in the Operating Partnership to the Company described above:

On November 13, 2013, the Operating Partnership issued 32,929 limited partnership units in conjunction with the purchase of the partnership interests in HHA, which is the sole owner of the Crowne Plaza Houston Downtown.

On April 1, 2013, the Company redeemed 10,000 units in the Operating Partnership held by a trust controlled by two members of the Company’s board of directors for a total of $32,900 pursuant to the terms of the partnership agreement.

As of March 31, 2014 and December 31, 2013, the total number of Operating Partnership units outstanding was 13,107,804 and 13,071,054, respectively.

As of each March 31, 2014 and December 31, 2013, the total number of outstanding Operating Partnership units not owned by the Company was 2,864,127, with a fair market value of approximately $18.2 million and approximately $17.0 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

MHI Hotels Services. As of March 31, 2014, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer as well as a current member of its board of directors and a former member of its board of directors) owned approximately 10.7% of the Company’s outstanding common stock and 1,752,958 Operating Partnership units. The following is a summary of the transactions with MHI Hotels Services:

Accounts Receivable – We were due $77,692 and $101,439 from MHI Hotels Services at March 31, 2014 and December 31, 2013, respectively.

Shell Island Sublease – We have a sublease arrangement with MHI Hotels Services on its expired leasehold interests in the Shell Island Resort in Wrightsville Beach, North Carolina. Leasehold revenue was $87,500 for each of the three month periods ended March 31, 2014 and 2013. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to us and the management of our hotels by MHI Hotels Services.

Management Agreements – Each of the operating hotels that we wholly-owned at March 31, 2014 and December 31, 2013, except for the Crowne Plaza Tampa Westshore, the Crowne Plaza Houston Downtown and the Georgian Terrace, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. We entered into separate management agreements with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 and for the management of the Georgian Terrace that expires in March 2024. We assumed an existing management agreement for the Crowne Plaza Houston Downtown when we acquired the property in November 2013, which expires in April 2016. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company and the Operating Partnership upon their formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the Williamsburg property under the master management agreement.

Under the master management agreement as well as the management agreement for the Crowne Plaza Tampa Westshore, MHI Hotels Services receives a base management fee. The base management fee for any hotel is 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. Under the management agreements for the Crowne Plaza Houston and the Georgian Terrace, MHI Hotels Services receives a base management fee of 2.0% of gross revenues.

The incentive management fee under the master management agreement is due annually in arrears within 90 days of the end of the fiscal year and will be equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis, for a given year exceeds the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotels included in the incentive fee calculation. The management agreements for the Crowne Plaza Tampa Westshore and the Georgian Terrace include a similar provision for the payment of an incentive management fee on a stand-alone basis.

The management agreement for the Georgian Terrace also provides for an administrative fee of $30,000 per year for as long as the adjacent parking garage is managed by a third party.

Base management and administrative fees earned by MHI Hotels Services totaled $687,562 and $600,615 for the three months ended March 31, 2014 and 2013, respectively. In addition, estimated incentive management fees of $7,272 and $34,594 were accrued for the three months ended March 31, 2014 and 2013, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services, for our employees, as well as those employees that are employed by MHI Hotels Services that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $814,801 and $650,999 for the three months ended March 31, 2014 and 2013, respectively.

Redemption of Units in Operating Partnership. During 2013, 2012 and 2011, the Company redeemed a total of 24,600 units in the Operating Partnership held by a trust controlled by two current members and one former member of the Company’s board of directors for a total of $76,230 pursuant to the terms of the Partnership Agreement.

Issuance of Units in Operating Partnership. In connection with the acquisition of the Crowne Plaza Houston Downtown Hotel in November 2013, we purchased from MHI Hotels its 1.0% limited partnership interest in HHA, the entity that owns the property, in exchange for 32,929 units of limited partnership interests in the Company’s operating partnership valued at $153,636 pursuant to an exchange agreement entered into between the Operating Partnership and MHI Hotels. The indirect equity owners of MHI Hotels include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims.

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

On September 30, 2013, we used a portion of the proceeds of the Notes offering to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million.

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

Bridge Lenders. A former member of the Company’s board of directors holds executive positions in Essex Equity Capital Management, LLC, an affiliate of Essex Equity joint Investment Vehicle, LLC as well as Richmond Hill Capital Partners, LP. On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured Bridge Loan with the Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC. The Bridge Loan has a maturity date of March 26, 2015; carries a fixed interest rate of 10.0% per annum; is subject to a prepayment premium if the loan is prepaid in full or in part prior to March 26, 2015; requires mandatory prepayment upon certain events; contains limited financial covenants; and is secured by a lien on 100% of the limited partnership interests in the subsidiary that owns the Hilton Philadelphia Airport hotel.

Others. In June 2013, we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. Compensation for the three months ended March 31, 2014 totaled $32,330 for both individuals.

10. Retirement Plan

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision. Contributions to the plan totaled $10,087 and $13,593 for the three months ended March 31, 2014 and 2013, respectively.

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

	March 31, 2014	December 31, 2013
ASSETS
Investment in hotel property, net	$63,905,234	$64,449,892
Cash and cash equivalents	2,047,195	2,896,841
Restricted cash	475,839	—
Accounts receivable, net	250,811	251,587
Prepaid expenses, inventory and other assets	1,590,675	1,335,472

TOTAL ASSETS	$68,269,754	$68,933,792

LIABILITIES
Mortgage loan, net	$57,000,000	$57,000,000
Accounts payable and other accrued liabilities	2,222,134	1,869,476
Advance deposits	713,441	280,339

TOTAL LIABILITIES	59,935,575	59,149,815

TOTAL MEMBERS’ EQUITY	8,334,179	9,783,977

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$68,269,754	$68,933,792

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenue
Rooms department	$5,207,846	$5,135,187
Food and beverage department	878,212	751,772
Other operating departments	343,246	401,224

Total revenue	6,429,304	6,288,183
Expenses
Hotel operating expenses
Rooms department	867,823	866,163
Food and beverage department	632,017	538,076
Other operating departments	162,567	140,745
Indirect	1,879,085	1,963,395

Total hotel operating expenses	3,541,492	3,508,379
Depreciation and amortization	554,736	540,405
General and administrative	136,711	37,461

Total operating expenses	4,232,939	4,086,245
Operating income	2,196,365	2,201,938
Interest expense	(646,163)	(432,274)
Unrealized gain on hedging activities	—	109,294

Net income	$1,550,202	$1,878,958

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three months ended March 31, 2014	Three months ended March 31, 2013
	(unaudited)	(unaudited)

General and administrative	$2,020,998	$1,655,194
Sales and marketing	2,091,222	1,737,032
Repairs and maintenance	1,328,515	1,091,909
Utilities	1,201,014	988,034
Franchise fees	884,305	693,405
Management fees, including incentive	694,834	635,208
Insurance	469,190	361,301
Property taxes	741,345	597,329
Other	52,450	55,649

Total indirect hotel operating expenses	$9,483,873	$7,815,061

13. Income Taxes

The components of the income tax provision for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013
	(unaudited)	(unaudited)
Current:
Federal	$—	$33,101
State	23,000	813

	23,000	33,914

Deferred:
Federal	(732,189)	125,786
State	(26,130)	103,355

	(758,319)	229,141

	$(735,319)	$263,055

A reconciliation of the statutory federal income tax (benefit) provision to the Company’s income tax provision is as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013
	(unaudited)	(unaudited)
Statutory federal income tax expense (benefit)	$90,778	$(1,051,522)
Effect of non-taxable REIT (income) loss	(822,967)	1,210,409
State income tax (benefit) provision	(3,130)	104,168

	$(735,319)	$263,055

As of March 31, 2014 and December 31, 2013, we had a net deferred tax asset of approximately $1.9 million and $1.2 million, respectively, of which, approximately $1.4 million and $0.7 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized by such time. As of each March 31, 2014 and December 31, 2013, approximately $0.3 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

14. Income (Loss) Per Share and Per Unit

Income (Loss) per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partners and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income (loss). The computation of basic and diluted earnings per share is presented below.

	Three months ended March 31, 2014	Three months ended March 31, 2013
	(unaudited)	(unaudited)
Numerator
Net income (loss) attributable to the Company for basic and dilutive computation	$783,002	$(2,594,916)

Denominator
Weighted average number of common shares outstanding	10,225,710	10,080,375

Basic and diluted net income (loss) per share	$0.08	$(0.26)

Income (Loss) Per Unit – The computation of basic and diluted loss per unit is presented below.

	Three months ended March 31, 2014	Three months ended March 31, 2013
	(unaudited)	(unaudited)
Numerator
Net income (loss)	$1,002,314	$(3,355,766)

Denominator
Weighted average number of units outstanding	13,089,837	13,035,992

Basic and diluted net income (loss) per unit	$0.08	$(0.26)

15. Subsequent Events

On April 1, 2014, two holders of units in the Operating Partnership redeemed a total of 110,000 units for an equivalent number of shares of the Company’s common stock.

On April 11, 2014, we paid a quarterly dividend (distribution) of $0.045 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on March 14, 2014.

On April 21, 2014, we authorized payment of a quarterly dividend (distribution) of $0.050 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of June 13, 2014. The dividend (distribution) is to be paid on July 11, 2014.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, with 3,009 rooms which primarily operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Eleven of these hotels, totaling 2,698 rooms, are 100% owned by subsidiaries of the Operating Partnership. We also own a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. As of March 31, 2014, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Houston Downtown	259	Houston, TX	November 13, 2013	Upscale
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent
Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upper Upscale
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004	Upper Mid-Scale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale

	2,698

Joint Venture Property
Crowne Plaza Hollywood Beach Resort(1)	311	Hollywood, FL	August 9, 2007	Upscale

Total	3,009

(1)	We own this hotel through a joint venture in which we have a 25.0% interest.

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 79.0% interest in our Operating Partnership, with the remaining interest being held by limited partners who were the contributors of our initial properties and related assets.

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

Results of Operations

The following tables illustrate the key operating metrics for each of the three months ended March 31, 2014 and 2013 for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the nine wholly-owned properties that were under our control during all of 2013 and the three months ended March 31, 2014 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Houston Downtown, which was acquired in November 2013, or the Georgian Terrace, which was acquired in March 2014. Each table excludes performance data for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture and in which we have a 25.0% indirect interest.

	Three months ended March 31, 2014	Three months ended March 31, 2013
Actual Portfolio Metrics
Occupancy %	67.3%	65.6%
ADR	$120.60	$114.19
RevPAR	$81.14	$74.93
Same-Store Portfolio Metrics
Occupancy %	65.7%	65.6%
ADR	$116.93	$114.19
RevPAR	$76.81	$74.93

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Revenue. Total revenue for the three months ended March 31, 2014 increased approximately $4.8 million, or 23.9%, to approximately $25.0 million compared to total revenue of approximately $20.2 million for the three months ended March 31, 2013. Increases in revenue at our properties in Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida, Hampton, Virginia; plus the newly acquired properties in Houston, Texas and Atlanta, Georgia, were offset by decreases in revenue at the two remaining properties.

Room revenue increased approximately $3.3 million, or 22.5%, to approximately $17.5 million for the three months ended March 31, 2014 compared to room revenue of approximately $14.2 million for the three months ended March 31, 2013. The increase in room revenue for the three months ended March 31, 2014 resulted mainly from the acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $2.8 million for the period. In addition, favorable results from our same-store properties reflected a 0.1% increase in occupancy, a 2.4% increase in ADR and a 2.5% increase in RevPAR, as compared to the same period in 2013. Our property in Raleigh, North Carolina continues to experience a significant increase as a result of the rebranding to a DoubleTree by Hilton. Our properties in Savannah, Georgia; Philadelphia, Pennsylvania; Jacksonville, Florida; and Tampa, Florida also experienced a significant increase in room revenue, offset by decreases at our properties in Wilmington, North Carolina and Laurel, Maryland.

Food and beverage revenues increased approximately $1.4 million, or 28.9%, to approximately $6.3 million for the three months ended March 31, 2014 compared to food and beverage revenues of approximately $4.9 million for the three months ended March 31, 2013. The increase in food and beverage revenues for the three months ended March 31, 2014 resulted principally from our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $1.2 million for the period. Additional increases in food and beverage revenue at our properties in; Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Tampa, Florida; Hampton, Virginia and Jacksonville, Florida were offset by decreases in banqueting revenue at our other properties.

Revenue from other operating departments increased approximately $0.2 million, or 20.0%, to approximately $1.3 million for the three months ended March 31, 2014 compared to revenue from other operating departments of approximately $1.1 million for the three months ended March 31, 2013.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $18.5 million for the three months ended March 31, 2014, an increase of approximately $3.3 million, or 22.1%, compared to total hotel operating expenses of approximately $15.2 million for the three months ended March 31, 2013. The increase in hotel operating expenses for the three months ended March 31, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $3.7 million in expenses for the three months ended March 31, 2014, offset by a decrease in hotel operating expenses at our same-store properties of approximately $0.4 million compared to the three months ended March 31, 2013.

Rooms expense for the three months ended March 31, 2014 increased approximately $0.8 million, or 18.4%, to approximately $4.8 million compared to rooms expense for the three months ended March 31, 2013 of approximately $4.0 million. The increase in rooms expense for the three months ended March 31, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for approximately $0.7 million of the increase.

Food and beverage expenses for the three months ended March 31, 2014 increased approximately $0.8 million, or 26.2%, to approximately $4.1 million compared to food and beverage expenses of approximately $3.2 million for the three months ended March 31, 2013. The increase in food and beverage expenses for the three months ended March 31, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, which accounted for approximately $0.7 million of the increase.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2014 increased approximately $1.7 million, or 21.4%, to approximately $9.5 million compared to indirect expenses of approximately $7.8 million for the three months ended March 31, 2013. The increase in indirect expenses for the three months ended March 31, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $2.2 million in indirect expenses for the three months ended March 31, 2014, offset by a decrease in indirect expenses at our same-store properties of approximately $0.5 million compared to the three months ended March 31, 2013.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2014 increased approximately $0.4 million, or 18.6%, to $2.4 million compared to depreciation and amortization of approximately $2.0 million for the three months ended March 31, 2013. The increase was mostly attributable to depreciation and amortization related to our property in Houston, Texas, which we acquired in November 2013.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2014 increased approximately $0.2 million, or 19.6%, to approximately $1.3 million compared to general and administrative expenses of approximately $1.1 million for the three months ended March 31, 2013. Except for the costs associated with the acquisition of the Georgian Terrace, corporate general and administrative expenses would have increased approximately $0.1 million, or 5.4%, to approximately $1.2 million.

Interest Expense. Interest expense for the three months ended March 31, 2014 increased approximately $0.2 million, or 7.6%, to approximately $2.9 million compared to interest expense of approximately $2.7 million for the three months ended March 31, 2013. The increase in interest expense for the three months ended March 31, 2014 was substantially related to our recently acquired properties in Houston, Texas, accounting for approximately $0.2 million of the increase.

Equity Income in Joint Venture. Equity income in joint venture for the three months ended March 31, 2014 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the three months ended March 31, 2014, we realized net income of approximately $0.4 million related to our 25.0% interest compared to net income of approximately $0.5 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, the hotel reported occupancy of 89.6%, ADR of $207.62 and RevPAR of $186.06. This compares with results reported by the hotel for the three months ended March 31, 2013 of occupancy of 88.6%, ADR of $207.01 and RevPAR of $183.47.

Unrealized Loss on Warrant Derivative. There was no warrant derivative for the three months ended March 31, 2014 compared to an unrealized loss of approximately $2.8 million for the three months ended March 31, 2013.

Income Taxes. We had an income tax benefit of approximately $0.7 million for the three months ended March 31, 2014 compared to an income tax provision of approximately $0.3 million for the three months ended March 31, 2013. The income tax benefit (provision) is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized greater operating loss for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Net Income (Loss). We realized net income for the three months ended March 31, 2014 of approximately $1.0 million compared to total a net loss of approximately $3.4 million for the three months ended March 31, 2013 as a result of the operating results discussed above.

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

The following is a reconciliation of net loss to FFO and Adjusted FFO for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net income (loss)	$1,002,314	$(3,355,766)
Depreciation and amortization	2,434,328	2,052,821
Equity in depreciation and amortization of joint venture	138,684	135,101

FFO	$3,575,326	$(1,167,844)
Unrealized gain on hedging activities(1)	—	(27,323)
Unrealized loss on warrant derivative	—	2,769,065
(Increase)/decrease in deferred income taxes	(735,319)	261,696
Acquisition costs	155,187	—
Loss on early extinguishment of debt(2)	—	337,136

Adjusted FFO	$2,995,194	$2,172,730

(1)	Includes equity in unrealized loss on hedging activities of joint venture.
(2)	Reflected in interest expense for the periods presented above.

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net income (loss)	$1,002,314	$(3,355,766)
Interest expense	2,883,439	2,680,547
Interest income	(1,889)	(3,906)
Income tax (benefit) provision	(735,319)	263,055
Depreciation and amortization	2,434,328	2,052,821
Equity in earnings of joint venture	(387,550)	(469,739)
Unrealized loss on warrant derivative	—	2,769,065
Corporate general and administrative	1,307,790	1,093,787
Net lease rental income	(87,500)	(87,500)
Other fee income	(96,440)	(94,323)

Hotel EBITDA	$6,319,173	$4,848,041

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the three months ended March 31, 2014 was approximately $3.6 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. In March 2014, we spent approximately $61.1 million to acquire the Georgian Terrace. We also spent approximately $1.3 million during the three months ended March 31, 2014 on capital expenditures, of which, approximately $0.7 million related to the routine replacement of furniture, fixtures and equipment and $0.6 million related to renovation of our properties in Philadelphia, Pennsylvania and Jacksonville, Florida. We also contributed approximately $0.7 million during the three months ended March 31, 2014 into reserves required by the lenders for seven of our hotels according to the provisions of their respective loan agreements. During the three months ended March 31, 2014, we received reimbursements from those reserves of approximately $1.0 million for capital expenditures related to those properties for periods ending on or before December 31, 2013.

Financing Activities. On March 26, 2014, we borrowed $19.0 million from Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC and used the net proceeds to fund a portion of the acquisition of the Georgian Terrace.

On March 27, 2014, we borrowed $41.5 million in conjunction with the purchase of the Georgian Terrace, of which $1.5 million was contributed to a restricted reserve.

On March 31, 2014, we entered into a First Amendment and other amended loan documents to secure additional proceeds in conjunction with a $5.6 million expansion of the existing mortgage on the Hilton Philadelphia Airport.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at or lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. We expect capital expenditures of $2.5 million for 2014 related to the anticipated relicensing in October 2014 of the Hilton Philadelphia Airport as a DoubleTree by Hilton as well as an anticipated relicensing of the Crowne Plaza Jacksonville no later than April 2016. We also anticipate capital expenditures of approximately $1.0 million at our property in Houston, Texas other than for the recurring replacement of furniture, fixtures and equipment. Lastly, we also anticipate capital expenditures of approximately $1.5 million for our property in Atlanta, Georgia, other than for the recurring replacement of furniture, fixtures and equipment, the funds for which were contributed into a restricted reserve out of the proceeds of the mortgage.

Given our desire to proceed with the renovation activities at our properties in Philadelphia, Pennsylvania; Jacksonville, Florida; Houston, Texas and Atlanta, Georgia, we aim to restrict all other capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2014.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hampton Marina, the DoubleTree by Hilton Raleigh Brownstone-University, the Sheraton Louisville Riverside, the Crowne Plaza Houston Downtown and the Georgian Terrace as well as 4.0% of room revenues for the Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of March 31, 2014, we had total cash of approximately $18.4 million, of which approximately $13.0 million was in cash and cash equivalents and approximately $5.4 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted. We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt).

On March 31, 2014, the Company entered into a First Amendment and other amended loan documents to extend the maturity date and secure additional proceeds on the original $30.0 million mortgage on the Hilton Philadelphia Airport with its existing lender, TD Bank, N.A. Pursuant to the First Amendment and other amended loan documents, the principal balance of the mortgage was increased by $5.6 million to approximately $34.1 million and the maturity extended to April 1, 2019, with no prepayment penalty.

In June 2014, the mortgage on the Crowne Plaza Hampton Marina matures. We intend to extend the maturity to June 2015 pursuant to the terms and conditions of the mortgage. Pursuant to those terms, we anticipate that we may be required to reduce the mortgage balance by an amount up to $1.0 million. We intend to draw upon working capital to secure the extension.

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

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions, our medium and long-term needs will generally include the repayment of the Notes and the retirement of maturing mortgage debt. In addition, we will be required to repay the Bridge Financing which matures in March 2015. We remain committed to a flexible capital structure. Accordingly, we expect to meet these needs through a combination of some or all of the following:

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

As of March 31, 2014, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014	December 31, 2013
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income (loss)(1)	$(77,105)	$(4,435,185)
Interest expense(1)	11,850,033	11,647,141
Provision for taxes(1)	522,808	1,521,182
Equity in (income) loss of joint venture(1)	(371,512)	(453,700)
Realized and unrealized (gain) loss on warrant derivative(1)	(563,817)	2,205,248
Impairment of investment in hotel properties, net(1)	611,000	611,000
Depreciation and amortization(1)	8,848,736	8,467,228
Corporate general and administrative expenses(1)	4,574,584	4,360,583

Consolidated Income Available for Debt Service(1)	$25,394,727	$23,923,497
Less: Income of Non-Stabilized Assets (1)(2)	(1,446,187)	(223,541)

Stabilized Consolidated Income Available for Debt Service (1)	$23,948,540	$23,699,956

Interest expense(1)	11,850,033	11,647,141
Distributions on Preferred Interest(1)(3)	(1,570,385)	(2,230,806)
Amortization of issuance costs(1)(3)	(1,474,273)	(1,518,556)

Consolidated Interest Expense(1)	$8,805,375	$7,897,779
Less: Interest expense of Non-Stabilized Assets(1)(2)	(269,090)	(131,410)

Stabilized Consolidated Interest Expense(1)	$8,536,285	$7,766,369

Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.81	3.05

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$206,554,064	$160,363,549
Loans payable	19,000,000	—
Unsecured notes	27,600,000	27,600,000

Total debt	$253,154,064	187,963,549

Stabilized Consolidated Income Available for Debt Service(1)(2)	$23,948,540	$23,699,956
Capitalization Rate	7.5%	7.5%

	319,313,867	315,999,415
Non-Stabilized Assets	100,040,000	35,000,000
Total cash	18,447,855	13,172,769

Adjusted Total Asset Value	$437,801,722	$364,172,184

Ratio of Debt to Adjusted Total Asset Value	0.58	0.52

(1)	Represents the four preceding calendar quarters.
(2)	As permitted by the indenture, the Crowne Plaza Houston Downtown and the Georgian Terrace are considered non-stabilized assets for purposes of the financial covenants.
(3)	Includes prepayment fee and write-off of unamortized issuance costs associated with the redemptions of Preferred Stock and Preferred Interest during the period.

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

In April 2014, we increased the quarterly dividend (distribution) to $0.05 per common share (and unit).

The amount of future common stock (and Operating Partnership unit) distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements and other factors, which the Company’s board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.

Off-Balance Sheet Arrangements

Through a joint venture with Carlyle, we own a 25.0% indirect, noncontrolling interest in an entity (the “JV Owner”) that acquired the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida. We have the right to receive a pro rata share of operating surpluses and we have an obligation to fund our pro rata share of operating shortfalls. We also have the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The Crowne Plaza Hollywood Beach Resort is leased to another entity (the “Joint Venture Lessee”) in which we also own a 25.0% indirect, noncontrolling interest.

The property is currently encumbered by a $57.0 million mortgage which matures in December 2016, requires monthly payments of interest at a rate of LIBOR plus additional interest of 3.95%. The Crowne Plaza Hollywood Beach Resort secures the mortgage.

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

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 7-39 years for buildings and improvements and 3-10 years for furniture and equipment. In accordance with generally accepted accounting principles, the controlling interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and noncontrolling interests held by the controlling holders of our accounting predecessor in hotels acquired from third parties, which were contributed to us in connection with the Company’s initial public offering, are recorded at historical cost basis. Noncontrolling interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value at the time of acquisition.

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

There were no charges for impairment of hotel properties recorded for the three months ended March 31, 2014.

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

Revenue Recognition. Hotel Revenues, including room, food, beverage and other revenues, are recognized as the related services are delivered. We generally expect to collect all receivables from customers to whom we have extended credit. If we determine that amounts due on certain accounts are uncollectible, such amounts are written off in the period such determination is made.

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2014. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

As of March 31, 2014, we had approximately $158.0 million of fixed-rate debt and approximately $95.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.49%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month and 3-month LIBOR. However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floors on the mortgages on the Crowne Plaza Hampton Marina and the Hilton Philadelphia Airport of 0.45% and 0.50%, respectively, and to the extent that 3-month LIBOR does not exceed the 3-month LIBOR floor on the mortgage on the Georgian Terrace of 0.25%, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on the mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport, the mortgage on the Crowne Plaza Jacksonville Riverfront and the mortgage on the Georgian Terrace remains at approximately $95.2 million, the balance at March 31, 2014, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and 3-month LIBOR would be approximately $815,000.

As of December 31, 2013, we had approximately $139.6 million of fixed-rate debt and approximately $48.4 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.01%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 1-month LIBOR. However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floors on the mortgages on the Crowne Plaza Hampton Marina and the Hilton Philadelphia Airport of 0.45% and 0.50%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on the mortgage on the Crowne Plaza Hampton Marina, the mortgage on the Hilton Philadelphia Airport and the mortgage on the Crowne Plaza Jacksonville Riverfront remains at approximately $48.4 million, the balance at December 31, 2013, the impact on our annual interest incurred and cash flows of a one percent increase in 1-monthy LIBOR would be approximately $372,000.

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

As of March 31, 2014, there was no change in either the internal control over financial reporting of Sotherly Hotels Inc. identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotel Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting.

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

As of March 31, 2014, there was no change in either the internal control over financial reporting of Sotherly Hotels LP identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotel LP’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels LP’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP. (6)

4.7	Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee. (6)

10.47	Purchase Agreement between Sotherly Hotels Inc. and CSC Georgian Terrace Limited Partnership dated January 13, 2014. (7)

10.48	Note Agreement by and between Sotherly Hotels LP, Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC dated March 26, 2014.

Exhibit Number	Description of Exhibit

10.49	Guaranty by Sotherly Hotels Inc. dated March 26, 2014.

10.50	Pledge Agreement by Sotherly Hotels LP and MHI GP LLC, acknowledged by Philadelphia Hotel Associates LP, dated March 26, 2014.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the document previously filed as an exhibit to the Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(5)	Incorporated by reference to the document previously filed as an exhibit to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013. (333-189821).

(6)	Incorporated by reference to the document previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(7)	Incorporated by reference to the document previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: May 14, 2014	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC. Its General Partner

Date: May 14, 2014	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP. (6)

4.7	Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee. (6)

10.47	Purchase Agreement between Sotherly Hotels Inc. and CSC Georgian Terrace Limited Partnership dated January 13, 2014. (7)

10.48	Note Agreement by and between Sotherly Hotels LP, Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC dated March 26, 2014.

10.49	Guaranty by Sotherly Hotels Inc. dated March 26, 2014.

10.50	Pledge Agreement by Sotherly Hotels LP and MHI GP LLC, acknowledged by Philadelphia Hotel Associates LP, dated March 26, 2014.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the document previously filed as an exhibit to the Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(5)	Incorporated by reference to the document previously filed as an exhibit to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013. (333-189821).
(6)	Incorporated by reference to the document previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(7)	Incorporated by reference to the document previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.