Form 10-Q
period 2014-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2014-08-06
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒                                         Sotherly Hotels LP    Yes  ☐    No  ☒

As of August 6, 2014, there were 10,353,677 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2014 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;

•	the following Notes to Consolidated Financial Statements:

•	Note 8 – Equity; and

•	Note 14 – Income (Loss) Per Share and Per Unit;

•	Item 4 - Controls and Procedures; and

•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investment in hotel properties, net	$261,179,261	$202,645,633
Investment in joint venture	2,101,007	2,446,039
Cash and cash equivalents	17,925,684	9,376,628
Restricted cash	6,363,682	3,796,141
Accounts receivable, net	4,221,989	1,982,091
Accounts receivable-affiliate	87,868	101,439
Prepaid expenses, inventory and other assets	3,258,668	2,444,975
Shell Island sublease, net	120,098	240,196
Deferred income taxes	1,493,367	1,186,122
Deferred financing costs, net	4,645,543	3,820,838

TOTAL ASSETS	$301,397,167	$228,040,102

LIABILITIES
Mortgage loans	$204,751,451	$160,363,549
Bridge loan	19,000,000	—
Unsecured notes	27,600,000	27,600,000
Accounts payable and accrued liabilities	13,903,321	7,650,219
Advance deposits	1,570,393	666,758
Dividends and distributions payable	655,390	588,197

TOTAL LIABILITIES	267,480,555	196,868,723
Commitments and contingencies (see Note 7)
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 10,353,677 shares and 10,206,927 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	103,537	102,069
Additional paid in capital	58,025,483	57,534,113
Distributions in excess of retained earnings	(30,239,875)	(32,210,917)

Total Sotherly Hotels Inc. stockholders’ equity	27,889,145	25,425,265
Noncontrolling interest	6,027,467	5,746,114

TOTAL EQUITY	33,916,612	31,171,379

TOTAL LIABILITIES AND EQUITY	$301,397,167	$228,040,102

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
REVENUE
Rooms department	$25,416,248	$18,152,020	$42,869,437	$32,401,979
Food and beverage department	9,020,055	5,974,795	15,271,738	10,826,366
Other operating departments	1,903,398	1,123,828	3,208,915	2,212,109

Total revenue	36,339,701	25,250,643	61,350,090	45,440,454
EXPENSES
Hotel operating expenses
Rooms department	6,278,583	4,563,463	11,030,109	8,577,196
Food and beverage department	5,936,451	3,690,911	10,006,821	6,915,391
Other operating departments	335,502	119,350	537,008	226,025
Indirect	12,189,910	8,756,559	21,673,784	16,571,618

Total hotel operating expenses	24,740,446	17,130,283	43,247,722	32,290,230
Depreciation and amortization	2,988,968	2,031,050	5,423,296	4,083,871
Corporate general and administrative	1,391,206	1,123,684	2,698,997	2,217,471

Total operating expenses	29,120,620	20,285,017	51,370,015	38,591,572

NET OPERATING INCOME	7,219,081	4,965,626	9,980,075	6,848,882
Other income (expense)
Interest expense	(3,925,428)	(2,332,644)	(6,808,867)	(5,013,191)
Interest income	5,267	3,654	7,156	7,559
Equity income in joint venture	17,417	87,377	404,968	557,116
Unrealized gain (loss) on warrant derivative	—	88,855	—	(2,680,210)

Net income (loss) before income taxes	3,316,337	2,812,868	3,583,332	(279,844)
Income tax benefit (provision)	(563,782)	(1,111,818)	171,537	(1,374,873)

Net income (loss)	2,752,555	1,701,050	3,754,869	(1,654,717)
Add: Net (income) loss attributable to the noncontrolling interest	(585,866)	(390,458)	(805,178)	370,392

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$2,166,689	$1,310,592	$2,949,691	$(1,284,325)

Net income (loss) per share attributable to the Company
Basic	$0.21	$0.13	$0.29	$(0.13)
Diluted	$0.21	$0.12	$0.29	$(0.13)
Weighted average number of shares outstanding
Basic	10,353,677	10,156,927	10,290,047	10,118,862
Diluted	10,353,677	11,132,542	10,290,047	10,118,862

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2013	10,206,927	$102,069	$57,534,113	$(32,210,917)	$5,746,114	$31,171,379
Issuance of unrestricted common stock awards	24,750	248	147,112	—	—	147,360
Issuance of restricted common stock awards	12,000	120	78,165	—	—	78,285
Conversion of units into common stock	110,000	1,100	256,133	—	(257,233)	—
Amortization of restricted stock award	—	—	9,960	—	—	9,960
Dividends and distributions declared	—	—	—	(978,649)	(266,592)	(1,245,241)
Net income	—	—	—	2,949,691	805,178	3,754,869

Balances at June 30, 2014	10,353,677	$103,537	$58,025,483	$(30,239,875)	$6,027,467	$33,916,612

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flows from operating activities:
Net income (loss)	$3,754,869	$(1,654,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,423,296	4,083,871
Equity income in joint venture	(404,968)	(557,116)
Unrealized loss on warrant derivative	—	2,680,210
Amortization of deferred financing costs	613,279	430,396
Paid-in-kind interest	—	131,449
Charges related to equity-based compensation	235,605	166,480
Changes in assets and liabilities:
Restricted cash	(1,018,062)	(126,397)
Accounts receivable	(1,774,611)	(679,141)
Prepaid expenses, inventory and other assets	(1,063,887)	(642,708)
Deferred income taxes	(307,245)	1,317,752
Accounts payable and other accrued liabilities	6,455,198	1,564,135
Advance deposits	438,763	255,370
Accounts receivable - affiliate	13,571	(2,008)

Net cash provided by operating activities	12,365,808	6,967,576

Cash flows from investing activities:
Acquisition of hotel properties	(61,106,085)	—
Improvements and additions to hotel properties	(2,559,086)	(3,167,840)
Distributions from joint venture	750,000	750,000
Funding of restricted cash reserves	(1,652,014)	(972,570)
Proceeds of restricted cash reserves	1,727,194	814,713

Net cash used in investing activities	(62,839,991)	(2,575,697)

Cash flows from financing activities:
Proceeds of mortgage debt	45,600,000	2,225,613
Proceeds of loans	19,000,000	—
Redemption of redeemable preferred stock	—	(1,901,547)
Dividends and distributions paid	(1,178,049)	(845,863)
Pledge of cash collateral	—	(892,890)
Redemption of units in operating partnership	—	(32,900)
Payment of deferred financing costs	(1,686,615)	(176,867)
Payments on mortgage debt and loans	(2,712,097)	(3,381,357)

Net cash provided by (used in) financing activities	59,023,239	(5,005,811)

Net increase (decrease) in cash and cash equivalents	8,549,056	(613,932)
Cash and cash equivalents at the beginning of the period	9,376,628	7,175,716

Cash and cash equivalents at the end of the period	$17,925,684	$6,561,784

Supplemental disclosures:
Cash paid during the period for interest	$5,515,200	$4,528,329

Cash paid during the period for income taxes	$221,157	$108,147

Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$1,500,000	$—

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investment in hotel properties, net	$261,179,261	$202,645,633
Investment in joint venture	2,101,007	2,446,039
Cash and cash equivalents	17,925,684	9,376,628
Restricted cash	6,363,682	3,796,141
Accounts receivable, net	4,221,989	1,982,091
Accounts receivable-affiliate	87,868	101,439
Prepaid expenses, inventory and other assets	3,258,668	2,444,975
Shell Island sublease, net	120,098	240,196
Deferred income taxes	1,493,367	1,186,122
Deferred financing costs, net	4,645,543	3,820,838

TOTAL ASSETS	$301,397,167	$228,040,102

LIABILITIES
Mortgage loans	$204,751,451	$160,363,549
Bridge loan	19,000,000	—
Unsecured notes	27,600,000	27,600,000
Accounts payable and other accrued liabilities	13,903,321	7,650,219
Advance deposits	1,570,393	666,758
Dividends and distributions payable	655,390	588,197

TOTAL LIABILITIES	267,480,555	196,868,723

Commitments and contingencies (see Note 7)

PARTNERS’ CAPITAL
General Partner: 131,079 and 130,711 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	584,935	557,479
Limited Partners: 12,976,725 and 12,940,343 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	33,331,677	30,613,900

TOTAL PARTNERS’ CAPITAL	33,916,612	31,171,379

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$301,397,167	$228,040,102

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
REVENUE
Rooms department	$25,416,248	$18,152,020	$42,869,437	$32,401,979
Food and beverage department	9,020,055	5,974,795	15,271,738	10,826,366
Other operating departments	1,903,398	1,123,828	3,208,915	2,212,109

Total revenue	36,339,701	25,250,643	61,350,090	45,440,454
EXPENSES
Hotel operating expenses
Rooms department	6,278,583	4,563,463	11,030,109	8,577,196
Food and beverage department	5,936,451	3,690,911	10,006,821	6,915,391
Other operating departments	335,502	119,350	537,008	226,025
Indirect	12,189,910	8,756,559	21,673,784	16,571,618

Total hotel operating expenses	24,740,446	17,130,283	43,247,722	32,290,230
Depreciation and amortization	2,988,968	2,031,050	5,423,296	4,083,871
Corporate general and administrative	1,391,206	1,123,684	2,698,997	2,217,471

Total operating expenses	29,120,620	20,285,017	51,370,015	38,591,572

NET OPERATING INCOME	7,219,081	4,965,626	9,980,075	6,848,882
Other income (expense)
Interest expense	(3,925,428)	(2,332,644)	(6,808,867)	(5,013,191)
Interest income	5,267	3,654	7,156	7,559
Equity income (loss) in joint venture	17,417	87,377	404,968	557,116
Unrealized gain (loss) on warrant derivative	—	88,855	—	(2,680,210)

Net income (loss) before income taxes	3,316,337	2,812,868	3,583,332	(279,844)
Income tax benefit (provision)	(563,782)	(1,111,818)	171,537	(1,374,873)

Net income (loss)	$2,752,555	$1,701,050	$3,754,869	$(1,654,717)

Net income (loss) per unit
Basic	$0.21	$0.13	$0.29	$(0.13)
Diluted	$0.21	$0.12	$0.29	$(0.13)
Weighted average number of units outstanding
Basic	13,107,804	13,038,125	13,098,870	13,037,064
Diluted	13,107,804	14,013,740	13,098,870	13,037,064

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(unaudited)

	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount
Balances at December 31, 2013	130,711	$557,479	12,940,343	$30,613,900	$31,171,379
Issuance of partnership units	368	2,360	36,382	223,385	225,645
Amortization of restricted award	—	100	—	9,860	9,960
Distributions declared	—	(12,453)	—	(1,232,788)	(1,245,241)
Net income	—	37,549	—	3,717,320	3,754,869

Balances at June 30, 2014	131,079	$584,935	12,976,725	$33,331,677	$33,916,612

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flows from operating activities:
Net income (loss)	$3,754,869	$(1,654,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,423,296	4,083,871
Equity income in joint venture	(404,968)	(557,116)
Unrealized loss on warrant derivative	—	2,680,210
Amortization of deferred financing costs	613,279	430,396
Paid-in-kind interest	—	131,449
Charges related to equity-based compensation	235,605	166,480
Changes in assets and liabilities:
Restricted cash	(1,018,062)	(126,397)
Accounts receivable	(1,774,611)	(679,141)
Prepaid expenses, inventory and other assets	(1,063,887)	(642,708)
Deferred income taxes	(307,245)	1,317,752
Accounts payable and other accrued liabilities	6,455,198	1,564,135
Advance deposits	438,763	255,370
Accounts receivable - affiliate	13,571	(2,008)

Net cash provided by operating activities	12,365,808	6,967,576

Cash flows from investing activities:
Acquisition of hotel properties	(61,106,085)	—
Improvements and additions to hotel properties	(2,559,086)	(3,167,840)
Distributions from joint venture	750,000	750,000
Funding of restricted cash reserves	(1,652,014)	(972,570)
Proceeds of restricted cash reserves	1,727,194	814,713

Net cash used in investing activities	(62,839,991)	(2,575,697)

Cash flows from financing activities:
Proceeds of mortgage debt	45,600,000	2,225,613
Proceeds of loans	19,000,000	—
Redemption of Series A Preferred Interest	—	(1,901,547)
Dividends and distributions paid	(1,178,049)	(845,863)
Pledge of cash collateral	—	(892,890)
Redemption of units in operating partnership	—	(32,900)
Payment of deferred financing costs	(1,686,615)	(176,867)
Payments on mortgage debt and loans	(2,712,097)	(3,381,357)

Net cash provided by (used in) financing activities	59,023,239	(5,005,811)

Net increase in cash and cash equivalents	8,549,056	(613,932)
Cash and cash equivalents at the beginning of the period	9,376,628	7,175,716

Cash and cash equivalents at the end of the period	$17,925,684	$6,561,784

Supplemental disclosures:
Cash paid during the period for interest	$5,515,200	$4,528,329

Cash paid during the period for income taxes	$221,157	$108,147

Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$1,500,000	$—

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at June 30, 2014, was approximately 79.0% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On December 27, 2013, through our joint venture with Carlyle, we entered into a credit and security agreement and other loan documents to secure a $57.0 million non-recourse mortgage on the Crowne Plaza Hollywood Beach Resort in Hollywood, Florida with Bank of America, N.A. The proceeds from the loan were used to repay the existing first mortgage, to pay closing costs, and to make a distribution to the joint venture partners. We used approximately $3.5 million of the distribution proceeds to repay an existing loan with Carlyle, and the remainder for general corporate purposes.

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

On March 27, 2014, we acquired the Georgian Terrace, a 326-room hotel in Atlanta, Georgia for the aggregate purchase price of approximately $61.1 million. Also included in the acquisition was a 698-space parking structure; all personal property and equipment located in or at the hotel; and a separate 0.6 acre development parcel with related development rights and improvements located thereon. In conjunction with the acquisition, we obtained a $41.5 million first mortgage from Bank of the Ozarks, of which $1.5 million of the proceeds was placed in a restricted cash reserve. The mortgage bears a floating rate of interest equal to LIBOR plus 3.75%, with a 4.00% floor and requires monthly payments of principal and interest on a 25-year amortization schedule following a 12-month interest-only period. The mortgage matures on March 27, 2017, but may be extended for two additional 1-year period subject to certain terms and conditions.

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

On June 27, 2014, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2016. Under the terms of the extension, we made a principal payment of $0.8 million and are required to make monthly principal payments of $83,000 and interest payments at a rate of 5.0% per annum.

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

Assets Held For Sale – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of June 30, 2014 and December 31, 2013 were $175,239 and $196,989, respectively. Amortization expense for each of the three month periods ended June 30, 2014 and 2013 totaled $10,875 and for each of the six month periods ended June 30, 2014 and 2013 totaled $21,750.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our debt instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2013
Mortgage loans(1)	$—	$(162,841,165)	$—
Unsecured notes(2)	$(28,770,240)	$—	$—
June 30, 2014
Mortgage loans(1)	$—	$(206,949,159)	$—
Unsecured notes(2)	$(30,387,061)	$—	$—

(1)	Mortgage loans are reflected at carrying value on our Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013.
(2)	Unsecured notes are recorded at historical cost on our Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013.

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of June 30, 2014, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include the calendar years 2010 through 2013. In addition, as of June 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include the calendar years 2004 through 2009.

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

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2014, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan totaled $24,551 and $49,103, respectively for the three months and six months ended June 30, 2014 and $21,069 and $43,026, respectively, for the three months and six months ended June 30, 2013.

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

The results of operations of the hotel are included in our consolidated financial statements from the date of acquisition. The total revenue and net income related to the acquisition for the period March 27, 2014 to June 30, 2014 are approximately $5.8 million and $0.7 million, respectively. The following pro forma financial information presents the results of operations of the Company and the Operating Partnership for the three and six months ended June 30, 2014 and 2013 as if the acquisitions of the Georgian Terrace and the Crowne Plaza Houston Downtown had taken place on January 1, 2013. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2013, or of future results of operations:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro forma revenues	$36,339,701	$33,934,540	$66,120,754	$62,390,570
Pro forma operating expenses	29,120,620	27,542,225	58,222,109	52,926,026
Pro forma operating income	7,219,081	6,392,314	7,898,645	9,464,544
Pro forma net income (loss)	2,166,689	1,534,115	615,372	(1,015,041)
Pro forma earnings (loss) per basic share and unit	0.21	0.15	0.06	(0.10)
Pro forma earnings (loss) per diluted share and unit	0.21	0.14	0.06	(0.10)
Pro forma basic common shares	10,353,677	10,156,927	10,290,047	10,118,862
Pro forma diluted common shares	10,353,677	11,132,542	10,290,047	10,118,862

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Land and land improvements	$37,083,998	$26,956,311
Buildings and improvements	253,070,121	206,101,663
Furniture, fixtures and equipment	35,958,398	29,829,908

	326,112,517	262,887,882
Less: accumulated depreciation and impairment	(64,933,256)	(60,242,249)

	$261,179,261	$202,645,633

5. Debt

Mortgage Debt. As of June 30, 2014 and December 31, 2013, we had approximately $204.8 million and approximately $160.4 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
Property	June 30, 2014	December 31, 2013	Prepayment Penalties	Maturity Date	Amortization Provisions		Interest Rate
Crowne Plaza Hampton Marina	$5,007,500	$5,903,500	None	06/30/2016(1)	$83,000	(2)	5.00	%(3)
Crowne Plaza Houston Downtown	21,193,019	21,428,258	Yes(4)	04/12/2016(5)	25 years		4.50%
Crowne Plaza Jacksonville Riverfront	13,558,460	13,756,209	None	07/10/2015(6)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,461,137	13,602,701	None	06/18/2017	25 years		5.60%
DoubleTree by Hilton Brownstone – University	15,409,693	15,525,626	(7)	08/01/2018	30 years		4.78%
Georgian Terrace	41,500,000	—	Yes(8)	03/27/2017(14)	25 years		LIBOR plus 3.75	%(13)
Hilton Philadelphia Airport	33,863,890	28,731,151	None	04/01/2019	25 years		LIBOR plus 3.00	%(9)
Hilton Savannah DeSoto	21,343,258	21,546,423	Yes(10)	08/01/2017	25 years		6.06%
Hilton Wilmington Riverside	20,658,279	20,919,030	Yes(10)	04/01/2017	25 years		6.21%
Holiday Inn Laurel West	7,058,741	7,141,845	Yes(11)	08/05/2021	25 years		5.25	%(12)
Sheraton Louisville Riverside	11,697,474	11,808,806	(7)	01/06/2017	25 years		6.24%

Total	$204,751,451	$160,363,549

(1)	The amended note provides that the mortgage has been extended until June 2016.
(2)	The Operating Partnership is required to make monthly principal payments of $83,000.
(3)	The note rate was changed to a fixed rate of 5% effective June 27, 2014.
(4)	The note may not be prepaid during the first two years of the term.
(5)	The note provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(6)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(7)	With limited exception, the note may not be prepaid until two months before maturity.
(8)	The note is subject to a prepayment penalty if the loan is prepaid in full or in part prior to March 26, 2015.
(9)	The note bears a minimum interest rate of 3.50%.
(10)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.
(13)	The note bears a minimum interest rate of 4.00%.
(14)	The note provides that the mortgage can be extended through the fourth and fifth anniversary of the commencement date of the loan, or March 27, 2018 and March 27, 2019, respectively, subject to certain conditions.

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of June 30, 2014.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of June 30, 2014 were as follows:

The remaining six month period ending December 31, 2014	$2,470,611
December 31, 2015	18,402,295
December 31, 2016	27,870,508
December 31, 2017	104,797,895
December 31, 2018	15,846,237
December 31, 2019 and thereafter	35,363,905

Total future maturities	$204,751,451

Unsecured Notes. On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million. The indenture requires quarterly payments of interest and matures on September 30, 2018. The Notes are callable after September 30, 2016 at 101% of face value.

Bridge Financing. On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured Bridge Loan with the Bridge Lenders. The Bridge Loan has a maturity date of March 26, 2015; carries a fixed interest rate of 10.0% per annum; is subject to a prepayment premium if the loan is prepaid in full or in part prior to March 26, 2015; requires mandatory prepayment upon certain events; contains limited financial covenants; and is secured by a lien on 100% of the limited partnership interests in the subsidiary that owns the Hilton Philadelphia Airport hotel. The outstanding balance on the Bridge Loan at June 30, 2014 and December 31, 2013 was $19.0 million and $0.0 million, respectively.

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

As of June 30, 2014 and December 31, 2013, there were no shares of the Preferred Stock issued and outstanding.

As of June 30, 2014 and December 31, 2013, there was no redemption value in the Preferred Interest.

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

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months and six months ended June 30, 2014 totaled $15,867 and $31,734, respectively, and totaled $15,867 and $32,623 for the three months and six months ended June 30, 2013, respectively, for this operating lease.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and six months ended June 30, 2014 totaled $23,871 and $47,741, respectively, and totaled $23,871 and $47,741 for the three months and six months ended June 30, 2013, respectively

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2019. The agreement requires annual payments of

$2,432, plus tax, and may be renewed for an additional five years. Rent expense totaled $651 and $1,084 for the three months and six months ended June 30, 2014, respectively, and totaled $651 and $1,301 for the three months and six months ended June 30, 2013, respectively.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense totaled $1,505 and $3,010 for the three months and six months ended June 30, 2014, respectively, and totaled $1,505 and $3,010 for the three months and six months ended June 30, 2013, respectively.

We lease 4,836 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018. Rent expense totaled $20,398 and $40,796 for the three months and six months ended June 30, 2014, respectively, and totaled $13,750 and $27,500 for the three months and six months ended June 30, 2013, respectively.

We lease 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement required monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $11,046 and $22,091 for the three months and six months ended June 30, 2014, respectively, and totaled $10,963 and $22,071 for the three months and six months ended June 30, 2013, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between February 2014 and March 2017.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

The remaining six month period ending December 31, 2014	$206,707
December 31, 2015	363,586
December 31, 2016	327,228
December 31, 2017	198,941
December 31, 2018	161,226
December 31, 2019 and thereafter	735,987

Total	$1,993,675

Management Agreements – At June 30, 2014, each of our wholly-owned operating hotels, except for the Crowne Plaza Tampa Westshore, the Crowne Plaza Houston Downtown and the Georgian Terrace, are operated under a master management agreement with MHI Hotels Services that expires between December 2014 and April 2018. We entered into separate management agreements with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 and for management of the Georgian Terrace that expires in March 2024. We also assumed the existing agreement for management of the Crowne Plaza Houston Downtown upon purchase of the hotel in November 2013, which expires in April 2016 (see Note 9).

Franchise Agreements – As of June 30, 2014, many of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023.

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

The following is a schedule of issuances, since January 1, 2013, of the Company’s common stock:

On April 1, 2014, two holders of units in the Operating Partnership redeemed 110,000 units for an equivalent number of shares of the Company’s common stock.

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

As of June 30, 2014 and December 31, 2013, the Company had 10,353,677 and 10,206,927 shares of common stock outstanding, respectively.

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

As of June 30, 2014 and December 31, 2013, the total number of Operating Partnership units outstanding was 13,107,804 and 13,071,054, respectively.

As of each June 30, 2014 and December 31, 2013, the total number of outstanding Operating Partnership units not owned by the Company was 2,754,127 and 2,864,127, respectively, with a fair market value of approximately $21.6 million and approximately $17.0 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

MHI Hotels Services. As of June 30, 2014, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer as well as a current member of its board of directors and a former member of its board of directors) owned approximately 10.5% of the Company’s outstanding common stock and 1,752,958 Operating Partnership units. The following is a summary of the transactions with MHI Hotels Services:

Accounts Receivable – We were due $87,868 and $101,439 from MHI Hotels Services at June 30, 2014 and December 31, 2013, respectively.

Shell Island Sublease – We have a sublease arrangement with MHI Hotels Services on its expired leasehold interests in the Shell Island Resort in Wrightsville Beach, North Carolina. Leasehold revenue was $87,500 for each of the three month periods ended June 30, 2014 and 2013 and was $175,000 for each of the six month periods ended June 30, 2014 and 2013. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to us and the management of our hotels by MHI Hotels Services.

Management Agreements – Each of the operating hotels that we wholly-owned at June 30, 2014 and December 31, 2013, except for the Crowne Plaza Tampa Westshore, the Crowne Plaza Houston Downtown and the Georgian Terrace, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. We entered into separate management agreements with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 and for the management of the Georgian Terrace that expires in March 2024. We assumed an existing management agreement for the Crowne Plaza Houston Downtown when we acquired the property in November 2013, which expires in April 2016. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company and the Operating Partnership upon their formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the Williamsburg property under the master management agreement.

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

Base management and administrative fees earned by MHI Hotels Services totaled $1,086,379 and $1,781,212 for the three months and six months ended June 30, 2014, respectively, and $752,698 and $1,353,313 for the three months and six months ended June 30, 2013, respectively. In addition, estimated incentive management fees of $92,621 and $99,893 were accrued for the three months and six months ended June 30, 2014, respectively, and estimated incentive management fees of $27,533 and $62,126 were accrued for the three months and six months ended June 30, 2013, respectively. We are in the process of renegotiating our management agreements with MHI Hotels Services.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services, for our employees, as well as those employees that are employed by MHI Hotels

Services that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $996,746 and $1,811,547 for the three months and six months ended June 30, 2014, respectively and $643,724 and $1,294,724 for the three months and six months ended June 30, 2013, respectively.

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

Others. In June 2013, we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. Compensation for the three and six months ended June 30, 2014 totaled $33,287 and $65,617, respectively, and for the three and six months ended June 30, 2013 totaled $2,500, respectively, for both individuals.

10. Retirement Plan

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision. Contributions to the plan totaled $17,106 and $31,553 for the three months and six months ended June 30, 2014, respectively, and $26,771 and $36,179 for the three months and six months ended June 30, 2013, respectively.

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

	June 30, 2014	December 31, 2013
ASSETS
Investment in hotel property, net	$63,443,701	$64,449,892
Cash and cash equivalents	1,881,881	2,896,841
Restricted cash	715,456	—
Accounts receivable, net	221,787	251,587
Prepaid expenses, inventory and other assets	1,827,342	1,335,472

TOTAL ASSETS	$68,090,167	$68,933,792

LIABILITIES
Mortgage loan, net	$57,000,000	$57,000,000
Accounts payable and other accrued liabilities	2,258,467	1,869,476
Advance deposits	394,323	280,339

TOTAL LIABILITIES	59,652,790	59,149,815

TOTAL MEMBERS’ EQUITY	8,437,377	9,783,977

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$68,090,167	$68,933,792

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$3,524,406	$3,363,111	$8,732,252	$8,498,298
Food and beverage department	725,125	641,213	1,603,337	1,392,985
Other operating departments	359,121	384,740	702,368	785,964

Total revenue	4,608,652	4,389,064	11,037,957	10,677,247
Expenses
Hotel operating expenses
Rooms department	814,657	758,573	1,682,480	1,624,736
Food and beverage department	547,570	503,093	1,179,587	1,041,169
Other operating departments	163,879	149,145	326,446	289,890
Indirect	1,727,825	1,712,374	3,606,910	3,675,768

Total hotel operating expenses	3,253,931	3,123,185	6,795,423	6,631,563
Depreciation and amortization	555,272	533,550	1,110,008	1,073,955
General and administrative	96,884	20,382	233,596	57,843

Total operating expenses	3,906,087	3,677,117	8,139,027	7,763,361

Net operating income	702,565	711,947	2,898,930	2,913,886
Interest expense	(649,687)	(435,448)	(1,295,850)	(867,723)
Unrealized gain (loss) on hedging activities	—	73,008	—	182,302

Net income	$52,878	$349,507	$1,603,080	$2,228,465

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative	$2,772,076	$1,904,382	$4,793,073	$3,559,576
Sales and marketing	2,648,968	1,976,735	4,740,190	3,713,767
Repairs and maintenance	1,647,141	1,160,057	2,975,656	2,251,966
Utilities	1,493,491	1,038,182	2,694,508	2,026,216
Franchise fees	1,105,391	900,948	1,989,697	1,594,353
Management fees, including incentive	1,086,379	780,231	1,781,212	1,415,440
Insurance	490,986	355,095	960,175	716,395
Property taxes	893,202	571,080	1,634,547	1,168,410
Other	52,276	69,849	104,726	125,495

Total indirect hotel operating expenses	$12,189,910	$8,756,559	$21,673,784	$16,571,618

13. Income Taxes

The components of the income tax (benefit) provision for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$17,400	$23,000	$50,501
State	115,489	55,762	115,489	56,575

	115,489	73,162	138,489	107,076

Deferred:
Federal	497,327	880,363	(257,862)	1,006,149
State	(49,034)	158,293	(52,164)	261,648

	448,293	1,038,656	(310,026)	1,267,797

	$563,782	$1,111,818	$(171,537)	$1,374,873

A reconciliation of the statutory federal income tax (benefit) provision to the Company’s income tax provision is as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense (benefit)	$1,127,555	$956,375	$1,218,333	$(95,147)
Effect of non-taxable REIT (income) loss	(630,228)	(58,612)	(1,453,195)	1,151,797
State income tax expense (benefit)	66,455	214,055	63,325	318,223

	$563,782	$1,111,818	$(171,537)	$1,374,873

As of June 30, 2014 and December 31, 2013, we had a net deferred tax asset of approximately $1.5 million and $1.2 million, respectively, of which, approximately $1.1 million and $0.7 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized by such time. As of each June 30, 2014 and December 31, 2013, approximately $0.3 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income (loss) attributable to the Company for basic computation	$2,166,689	$1,310,592	$2,949,691	$(1,284,325)
Effect of the issuance of dilutive shares on the net loss attributable to the noncontrolling interest	—	40,725	—	—

Net income (loss) attributable to the Company for dilutive computation	$2,166,689	$1,351,317	$2,949,691	$(1,284,325)

Denominator
Weighted average number of common shares outstanding for basic computation	10,353,677	10,156,927	10,290,047	10,118,862
Dilutive effect of warrants	—	975,615	—	—

Weighted average number common shares outstanding for dilutive computation	10,353,677	11,132,542	10,290,047	10,118,862

Basic net income (loss) per share	$0.21	$0.13	$0.29	$(0.13)

Diluted net income (loss) per share	$0.21	$0.12	$0.29	$(0.13)

Income (Loss) Per Unit – The computation of basic and diluted loss per unit is presented below.

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income (loss)	$2,752,555	$1,701,050	$3,754,869	$(1,654,717)
Effect of the issuance of dilutive warrants	—	19,401	—	—

Net income	2,752,555	1,720,451	3,754,869	(1,654,717)

Denominator
Weighted average number of units outstanding	13,107,804	13,038,125	13,098,870	13,037,064
Dilutive effect of warrants	—	975,615	—	—

Weighted average number units outstanding for dilutive computation	13,107,804	14,013,740	13,098,870	13,037,064

Basic net income (loss) per unit	$0.21	$0.13	$0.29	$(0.13)

Diluted net income (loss) per unit	$0.21	$0.12	$0.29	$(0.13)

15. Subsequent Events

On July 11, 2014, we paid a quarterly dividend (distribution) of $0.050 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on June 13, 2014.

On July 22, 2014, we authorized payment of a quarterly dividend (distribution) of $0.065 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of October 2, 2014. The dividend (distribution) is to be paid on October 15, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sotherly Hotels Inc. is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the Mid-Atlantic and Southern United States. Substantially all of the assets of Sotherly Hotels Inc. are held by, and all of its operations are conducted through, Sotherly Hotels LP, formerly MHI Hospitality, L. P. We commenced operations in December 2004 when we completed our initial public offering and thereafter consummated the acquisition of the initial properties.

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, with 3,009 rooms which primarily operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Eleven of these hotels, totaling 2,698 rooms, are 100% owned by subsidiaries of the Operating Partnership. We also own a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. As of June 30, 2014, we owned the following hotel properties:

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

Results of Operations

The following tables illustrate the key operating metrics for each of the three and six months ended June 30, 2014 and 2013 for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the nine wholly-owned properties that were under our control during all of 2013 and the three months ended June 30, 2014 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Houston Downtown, which was acquired in November 2013, or the Georgian Terrace, which was acquired in March 2014. Each table excludes performance data for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture and in which we have a 25.0% indirect interest.

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Actual Portfolio Metrics
Occupancy %	77.1%	73.7%	72.5%	69.7%
ADR	$134.24	$128.02	$128.33	$121.54
RevPAR	$103.52	$94.40	$93.07	$84.72
Same Store Portfolio Metrics
Occupancy %	76.1%	73.7%	70.9%	69.7%
ADR	$133.37	$128.02	$125.80	$121.54
RevPAR	$101.47	$94.40	$89.21	$84.72

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Revenue. Total revenue for the three months ended June 30, 2014 increased approximately $11.0 million, or 43.9%, to approximately $36.3 million compared to total revenue of approximately $25.3 million for the three months ended June 30, 2013. Increases in revenue at our properties in Savannah, Georgia; Raleigh, North Carolina; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida, Hampton, Virginia; plus the newly acquired properties in Houston, Texas and Atlanta, Georgia, were offset by decreases in revenue at the three remaining wholly-owned properties.

Room revenue increased approximately $7.2 million, or 40.0%, to approximately $25.4 million for the three months ended June 30, 2014 compared to room revenue of approximately $18.2 million for the three months ended June 30, 2013. The increase in room revenue for the three months ended June 30, 2014 resulted mainly from the acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $5.9 million for the period. In addition, favorable results from our same-store properties reflected a 3.2% increase in occupancy, a 4.2% increase in ADR and a 7.5% increase in RevPAR, as compared to the same period in 2013. Our property in Raleigh, North Carolina continues to experience a significant increase as a result of the rebranding to a DoubleTree by Hilton. Our properties in Savannah, Georgia; Jacksonville, Florida; Jeffersonville, Indiana; and Tampa, Florida also experienced significant increases in room revenue, offset by decreases at our properties in Philadelphia, Pennsylvania, Wilmington, North Carolina and Laurel, Maryland.

Food and beverage revenues increased approximately $3.0 million, or 51.0%, to approximately $9.0 million for the three months ended June 30, 2014 compared to food and beverage revenues of approximately $6.0 million for the three months ended June 30, 2013. The increase in food and beverage revenues for the three months ended June 30, 2014 resulted principally from our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $2.7 million for the period. Additional increases in food and beverage revenue at our properties in Savannah, Georgia; Tampa, Florida; Hampton, Virginia and Jacksonville, Florida were offset by decreases in banqueting revenue at our other properties.

Revenue from other operating departments increased approximately $0.8 million, or 69.4%, to approximately $1.9 million for the three months ended June 30, 2014 compared to revenue from other operating departments of approximately $1.1 million for the three months ended June 30, 2013.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $24.7 million for the three months ended June 30, 2014, an increase of approximately $7.6 million, or 44.4%, compared to total hotel operating expenses of approximately $17.1 million for the three months ended June 30, 2013. The increase in hotel operating expenses for the three months ended June 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $6.7 million in expenses for the three months ended June 30, 2014, coupled by an increase in hotel operating expenses at our same-store properties of approximately $0.9 million compared to the three months ended June 30, 2013.

Rooms expense for the three months ended June 30, 2014 increased approximately $1.7 million, or 37.6%, to approximately $6.3 million compared to rooms expense for the three months ended June 30, 2013 of approximately $4.6 million. The increase in rooms expense for the three months ended June 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for approximately $1.6 million of the increase.

Food and beverage expenses for the three months ended June 30, 2014 increased approximately $2.2 million, or 60.8%, to approximately $5.9 million compared to food and beverage expenses of approximately $3.7 million for the three months ended June 30, 2013. The increase in food and beverage expenses for the three months ended June 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, which accounted for approximately $2.0 million of the increase.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2014 increased approximately $3.4 million, or 39.2%, to approximately $12.2 million compared to indirect expenses of approximately $8.8 million for the three months ended June 30, 2013. The increase in indirect expenses for the three months ended June 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $2.8 million in indirect expenses for the three months ended June 30, 2014.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2014 increased approximately $1.0 million, or 47.2%, to $3.0 million compared to depreciation and amortization of approximately $2.0 million for the three months ended June 30, 2013. The increase was mostly attributable to depreciation and amortization related to our properties in Houston, Texas and Atlanta, Georgia, which we acquired in November 2013 and March 2014, respectively.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2014 increased approximately $0.3 million, or 23.8%, to approximately $1.4 million compared to general and administrative expenses of approximately $1.1 million for the three months ended June 30, 2013. The increase primarily relates to additional legal and accounting fees.

Interest Expense. Interest expense for the three months ended June 30, 2014 increased approximately $1.6 million, or 68.3%, to approximately $3.9 million compared to interest expense of approximately $2.3 million for the three months ended June 30, 2013. The increase in interest expense for the three months ended June 30, 2014 was substantially related to the interest on the mortgage debt related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, as well as the unsecured notes we issued in September 2013 offset by the interest on the cumulative redeemable preferred stock which was fully redeemed in September 2013.

Equity Income in Joint Venture. Equity income in joint venture for the three months ended June 30, 2014 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the three months ended June 30, 2014, we realized net income of approximately $0.0 million related to our 25.0% interest compared to net income of approximately $0.1 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, the hotel reported occupancy of 83.1%, ADR of $149.90 and RevPAR of $124.53. This compares with results reported by the hotel for the three months ended June 30, 2013 of occupancy of 85.8%, ADR of $138.54 and RevPAR of $118.83.

Income Taxes. The income tax provision for the three months ended June 30, 2014 decreased approximately $0.5 million, or 49.3%, to approximately $0.6 million compared to an income tax provision of approximately $1.1 million for the three months ended June 30, 2013. The income tax provision is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized lower operating income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net Income (Loss). We realized net income for the three months ended June 30, 2014 of approximately $2.8 million compared to total a net income of approximately $1.7 million for the three months ended June 30, 2013 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Revenue. Total revenue for the six months ended June 30, 2014 increased approximately $16.0 million, or 35.0%, to approximately $61.4 million compared to total revenue of approximately $45.4 million for the six months ended June 30, 2013. Increases in revenue at our properties in Savannah, Georgia; Raleigh, North Carolina; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida and Hampton, Virginia; plus the newly acquired properties in Houston, Texas and Atlanta, Georgia, were offset by decreases in revenue at the three remaining wholly-owned properties.

Room revenue increased approximately $10.5 million, or 32.3%, to approximately $42.9 million for the six months ended June 30, 2014 compared to room revenue of approximately $32.4 million for the six months ended June 30, 2013 The increase in room revenue for the six months ended June 30, 2014 resulted mainly from the acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $8.8 million for the period. In addition, favorable results from our same-store properties reflected a 1.7% increase in occupancy, a 3.5% increase in ADR, and a 5.3% increase in RevPAR as compared to the same period in 2013. Our property in Raleigh, North Carolina continues to experience a significant increase as a result of the rebranding to a DoubleTree by Hilton. Our properties in Savannah, Georgia; Jacksonville, Florida; and Tampa, Florida also experienced a significant increase in room revenue, offset by decreases at our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania; and Laurel, Maryland.

Food and beverage revenues increased approximately $4.5 million, or 41.1%, to approximately $15.3 million for the six months ended June 30, 2014 compared to food and beverage revenues of approximately $10.8 million for the six months ended June 30, 2013.

The increase in food and beverage revenues for the six months ended June 30, 2014 resulted principally from our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $3.9 million for the period. Additional increases in food and beverage revenue at our properties in; Savannah, Georgia; Tampa, Florida; Hampton, Virginia and Jacksonville, Florida were offset by decreases in banqueting revenue at our other properties.

Revenue from other operating departments increased approximately $1.0 million, or 45.1%, to approximately $3.2 million for the six months ended June 30, 2014 compared to revenue from other operating departments of approximately $2.2 million for the six months ended June 30, 2013.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $43.2 million for the six months ended June 30, 2014, an increase of approximately $10.9 million, or 33.9%, compared to total hotel operating expenses of approximately $32.3 million for the six months ended June 30, 2013. The increase in hotel operating expenses for the six months ended June 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $9.7 million in expenses for the six months ended June 30, 2014, coupled by an increase in hotel operating expenses at our same-store properties of approximately $1.2 million compared to the six months ended June 30, 2013.

Rooms expense for the six months ended June 30, 2014 increased approximately $2.4 million, or 28.6%, to approximately $11.0 million compared to rooms expense of approximately $8.6 million for the six months ended June 30, 2013. The increase in rooms expense for the six months ended June 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for approximately $2.3 million of the increase.

Food and beverage expenses for the six months ended June 30, 2014 increased approximately $3.1 million, or 44.7%, to approximately $10.0 million compared to food and beverage expenses of approximately $6.9 million for the six months ended June 30, 2013. The increase in food and beverage expenses for the six months ended June 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, which accounted for approximately $2.8 million of the increase.

Indirect expenses at our wholly-owned properties were approximately $21.7 million for the six months ended June 30, 2014, an increase of approximately $5.1 million, or 30.8%, compared to indirect expenses of approximately $16.6 million for the six months ended June 30, 2013. The increase in indirect expenses for the six months ended June 30, 2014 were substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $4.3 million in indirect expenses for the six months ended June 30, 2014, coupled by an increase in indirect expenses at our same-store properties of approximately $0.8 million compared to the six months ended June 30, 2013.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2014 increased approximately $1.3 million, or 32.8%, to $5.4 million compared to depreciation and amortization of approximately $4.1 million for the six months ended June 30, 2013. The increase was mostly attributable to depreciation and amortization related to our properties in Houston, Texas and Atlanta, Georgia, which we acquired in November 2013 and March 2014, respectively.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2014 increased approximately $0.5 million, or 21.7%, to approximately $2.7 million compared to corporate and general administrative expenses of approximately $2.2 million the six months ended June 30, 2013. The increase primarily relates to additional legal and accounting fees as well as costs associated with the acquisition of the Georgian Terrace.

Interest Expense. Interest expense for the six months ended June 30, 2014 increased approximately $1.8 million, or 35.8%, to approximately $6.8 million compared to interest expense of approximately $5.0 million for the six months ended June 30, 2013. The increase in interest expense for the six months ended June 30, 2014 was substantially related to the interest on the mortgage debt related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, as well as the unsecured notes we issued in September 2013 offset by the interest on the cumulative redeemable preferred stock which was fully redeemed in September 2013.

Equity Income in Joint Venture. Equity income in joint venture for the six months ended June 30, 2014 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the six months ended June 30, 2014, our 25.0% share of the net income of the hotel decreased approximately $0.2 million, or 27.3%, to approximately $0.4 million compared to net income of approximately $0.6 million for the six months ended June 30, 2013. The decrease primarily relates to higher mortgage interest expense within the joint venture related to the refinance of the mortgage in December 2013. For the six months ended June 30, 2014, the hotel reported occupancy of 86.3%, ADR of $179.69 and RevPAR of $155.13. This compares with results reported by the hotel for the six months ended June 30, 2013 of occupancy of 87.2%, ADR of $173.14 and RevPAR of $150.97.

Unrealized Loss on Warrant Derivative. There was no warrant derivative for the six months ended June 30, 2014 compared to an unrealized loss of approximately $2.7 million for the six months ended June 30, 2013.

Income Taxes. We had an income tax benefit of approximately $0.2 million for the six months ended June 30, 2014 compared to an income tax provision of approximately $1.4 million for the six months ended June 30, 2013. The income tax benefit (provision) is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized a taxable operating loss for the six months ended June 30, 2014 compared to taxable income for the six months ended June 30, 2013.

Net Income (Loss). We realized net income of approximately $3.8 million for the six months ended June 30, 2014 compared to a net loss of approximately $1.7 million for the six months ended June 30, 2013, as a result of the operating results discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income (loss)	$2,752,555	$1,701,050	$3,754,869	$(1,654,717)
Depreciation and amortization	2,988,968	2,031,050	5,423,296	4,083,871
Equity in depreciation and amortization of joint venture	138,818	133,387	277,502	268,489

FFO	$5,880,341	$3,865,487	$9,455,667	$2,697,643
Unrealized gain on hedging activities(1)	—	(18,252)	—)	(45,575)
Unrealized (gain)/loss on warrant derivative	—	(88,855)	—)	2,680,210
(Increase)/decrease in deferred income taxes	428,074	1,056,056	(307,245)	1,317,752
Acquisition costs	—	—	155,187	—
Loss on early extinguishment of debt(2)	—	—	—	337,136

Adjusted FFO	$6,308,415	$4,814,436	$9,303,609	$6,987,166

(1)	Includes equity in unrealized loss on hedging activities of joint venture.
(2)	Reflected in interest expense for the periods presented above.

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income (loss)	$2,752,555	$1,701,050	$3,754,869	$(1,654,717)
Interest expense	3,925,428	2,332,644	6,808,867	5,013,191
Interest income	(5,267)	(3,654)	(7,156)	(7,559)
Income tax provision (benefit)	563,782	1,111,818	(171,537)	1,374,873
Depreciation and amortization	2,988,968	2,031,050	5,423,296	4,083,871
Equity in (earnings)/loss of joint venture	(17,417)	(87,377)	(404,968)	(557,116)
Unrealized (gain)/loss on warrant derivative	—	(88,855)	—	2,680,210
Corporate general and administrative	1,391,206	1,123,684	2,698,997	2,217,471
Net lease rental income	(87,500)	(87,500)	(175,000)	(175,000)
Other fee income	(69,129)	(65,835)	(165,569)	(160,159)

Hotel EBITDA	$11,442,626	$7,967,025	$17,761,799	$12,815,065

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the six months ended June 30, 2014 was approximately $12.4 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. In March 2014, we spent approximately $61.1 million to acquire the Georgian Terrace. We also spent approximately $2.6 million during the six months ended June 30, 2014 on capital expenditures, of which, approximately $1.0 million related to the routine replacement of furniture, fixtures and equipment and approximately $1.6 million related to renovation of our properties in Philadelphia, Pennsylvania and Jacksonville, Florida. We also contributed approximately $1.7 million during the six months ended June 30, 2014 into reserves required by the lenders for seven of our hotels according to the provisions of their respective loan agreements. During the six months ended June 30, 2014, we received reimbursements from those reserves of approximately $1.7 million for capital expenditures related to those properties for periods ending on or before December 31, 2013.

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

On June 27, 2014, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2016. Pursuant to those terms, we reduced the mortgage balance by $0.8 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at or lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. We expect capital expenditures of $3.2 million for 2014 related to the anticipated relicensing in October 2014 of the Hilton Philadelphia Airport as a DoubleTree by Hilton as well as an anticipated relicensing of the Crowne Plaza Jacksonville no later than April 2016. We also anticipate capital expenditures of approximately $1.0 million in 2014, at our property in Houston, Texas other than for the recurring replacement of furniture, fixtures and equipment. Lastly, we also anticipate capital expenditures of approximately $2.0 million in 2014, for our property in Atlanta, Georgia, other than for the recurring replacement of furniture, fixtures and equipment, the funds for which were contributed into a restricted reserve out of the proceeds of the mortgage.

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

Liquidity and Capital Resources

As of June 30, 2014, we had total cash of approximately $24.3 million, of which approximately $17.9 million was in cash and cash equivalents and approximately $6.4 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted. We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the Bridge Loan, the indenture or mortgage debt).

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

On June 27, 2014, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2016. Pursuant to those terms, we reduced the mortgage balance by $0.8 million.

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

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions, our medium and long-term needs will generally include the repayment of the Notes (which are callable after September 30, 2016) and the retirement of maturing mortgage debt. In addition, we will be required to repay the Bridge Financing which matures in March 2015. We remain committed to a flexible capital structure. Accordingly, we expect to meet these needs through a combination of some or all of the following:

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

As of June 30, 2014, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014	December 31, 2013
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income (loss)(1)	$974,400	$(4,435,185)
Interest expense(1)	13,442,816	11,647,141
Income tax (benefit) provision (1)	(25,228)	1,521,182
Equity in (income) loss of joint venture(1)	(301,552)	(453,700)
Realized and unrealized (gain) loss on warrant derivative(1)	(474,962)	2,205,248
Impairment of investment in hotel properties, net(1)	611,000	611,000
Depreciation and amortization(1)	9,806,654	8,467,228
Corporate general and administrative expenses(1)	4,842,108	4,360,583

Consolidated Income Available for Debt Service(1)	$28,875,236	$23,923,497
Less: Income of Non-Stabilized Assets (1)(2)	(4,041,524)	(223,541)

Stabilized Consolidated Income Available for Debt Service (1)	$24,833,712	$23,699,956

Interest expense(1)	13,442,816	11,647,141
Distributions on Preferred Interest(1)(3)	(1,199,531)	(2,230,806)
Amortization of issuance costs(1)(3)	(1,779,862)	(1,518,556)

Consolidated Interest Expense(1)	$10,463,423	$7,897,779
Less: Interest expense of Non-Stabilized Assets(1)(2)	(924,561)	(131,410)

Stabilized Consolidated Interest Expense(1)	$9,538,862	$7,766,369

Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.60	3.05

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$204,751,451	$160,363,549
Loans payable	19,000,000	—
Unsecured notes	27,600,000	27,600,000

Total debt	$251,351,451	187,963,549

Stabilized Consolidated Income Available for Debt Service(1)(2)	$24,833,712	$23,699,956
Capitalization Rate	7.5%	7.5%

	331,116,160	315,999,415
Non-Stabilized Assets	100,040,000	35,000,000
Total cash	24,289,366	13,172,769

Adjusted Total Asset Value	$455,445,526	$364,172,184

Ratio of Debt to Adjusted Total Asset Value	0.55	0.52

(1)	Represents the four preceding calendar quarters.
(2)	As permitted by the indenture, the Crowne Plaza Houston Downtown and the Georgian Terrace are considered non-stabilized assets for purposes of the financial covenants.
(3)	Includes prepayment fee and write-off of unamortized issuance costs associated with the redemptions of Preferred Stock and Preferred Interest during the period.

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

In April 2014, we increased the quarterly dividend (distribution) to $0.050 per common share (and unit).

In July 2014, we increased the quarterly dividend (distribution) to $0.065 per common share (and unit).

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

The operations of our hotel properties have historically been seasonal. The months of April and May are traditionally strong, as is October. The periods from mid-November through mid-February are traditionally slow with the exception of hotels located in markets, namely Florida and Texas, which experience significant room demand during this period.

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

There were no charges for impairment of hotel properties recorded for the six months ended June 30, 2014.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2014. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

As of June 30, 2014, we had approximately $162.4 million of fixed-rate debt and approximately $88.9 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.45%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month and 3-month LIBOR. However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floors on the mortgage on the Hilton Philadelphia Airport of 0.50% and to the extent that 3-month LIBOR does not exceed the 3-month LIBOR floor on the mortgage on the Georgian Terrace of 0.25%, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on the mortgage on the Hilton Philadelphia Airport, the mortgage on the Crowne Plaza Jacksonville Riverfront and the mortgage on the Georgian Terrace remains at approximately $88.9 million, the balance at June 30, 2014, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and 3-month LIBOR would be approximately $772,000.

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

As of June 30, 2014, there was no change in either the internal control over financial reporting of Sotherly Hotels Inc. identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotel Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting.

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

As of June 30, 2014, there was no change in either the internal control over financial reporting of Sotherly Hotels LP identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotel LP’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels LP’s internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP. (6)

4.7	Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee. (6)

Exhibit Number	Description of Exhibit

10.51	Sales Agency Agreement, dated July 9, 2014, among Sotherly Hotels Inc., Sotherly Hotels LP and Sandler O’Neill & Partners, L.P.(7)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the document previously filed as an exhibit to the Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(5)	Incorporated by reference to the document previously filed as an exhibit to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013. (333-189821).

(6)	Incorporated by reference to the document previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(7)	Incorporated by reference to the document previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: August 6, 2014	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC. Its General Partner

Date: August 6, 2014	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP. (6)

4.7	Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee. (6)

10.51	Sales Agency Agreement, dated July 9, 2014, among Sotherly Hotels Inc., Sotherly Hotels LP and Sandler O’Neill & Partners, L.P.(7)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the document previously filed as an exhibit to the Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(5)	Incorporated by reference to the document previously filed as an exhibit to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013. (333-189821).
(6)	Incorporated by reference to the document previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(7)	Incorporated by reference to the document previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2014.