Form 10-Q
period 2014-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2014-11-05
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, there were 10,570,932 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2014 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;

•	the following Notes to Consolidated Financial Statements:

•	Note 8 – Equity

•	Item 4 - Controls and Procedures; and

•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investment in hotel properties, net	$260,580,066	$202,645,633
Investment in joint venture	1,944,843	2,446,039
Cash and cash equivalents	16,916,480	9,376,628
Restricted cash	7,185,323	3,796,141
Accounts receivable, net	2,977,140	1,982,091
Accounts receivable-affiliate	65,254	101,439
Prepaid expenses, inventory and other assets	3,535,636	2,444,975
Shell Island sublease, net	60,049	240,196
Deferred income taxes	2,223,303	1,186,122
Deferred financing costs, net	4,209,837	3,820,838

TOTAL ASSETS	$299,697,931	$228,040,102

LIABILITIES
Mortgage loans	$203,564,851	$160,363,549
Bridge loan	19,000,000	—
Unsecured notes	27,600,000	27,600,000
Accounts payable and accrued liabilities	14,244,465	7,650,219
Advance deposits	1,519,127	666,758
Dividends and distributions payable	853,129	588,197

TOTAL LIABILITIES	266,781,572	196,868,723
Commitments and contingencies (see Note 7)
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 10,370,932 shares and 10,206,927 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	103,709	102,069
Additional paid in capital	58,158,255	57,534,113
Distributions in excess of retained earnings	(31,128,942)	(32,210,917)

Total Sotherly Hotels Inc. stockholders’ equity	27,133,022	25,425,265
Noncontrolling interest	5,783,337	5,746,114

TOTAL EQUITY	32,916,359	31,171,379

TOTAL LIABILITIES AND EQUITY	$299,697,931	$228,040,102

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
REVENUE
Rooms department	$22,240,896	$15,290,818	$65,110,333	$47,692,797
Food and beverage department	7,643,454	5,121,631	22,915,192	15,947,997
Other operating departments	1,880,103	1,046,188	5,089,017	3,258,298

Total revenue	31,764,453	21,458,637	93,114,542	66,899,092
EXPENSES
Hotel operating expenses
Rooms department	6,175,342	4,300,441	17,205,451	12,877,637
Food and beverage department	5,417,434	3,358,603	15,424,254	10,273,994
Other operating departments	327,942	121,715	864,949	347,739
Indirect	12,190,045	8,438,237	33,863,830	25,009,858

Total hotel operating expenses	24,110,763	16,218,996	67,358,484	48,509,228
Depreciation and amortization	3,472,760	2,038,000	8,896,057	6,121,871
Corporate general and administrative	1,039,318	866,551	3,738,314	3,084,023

Total operating expenses	28,622,841	19,123,547	79,992,855	57,715,122

NET OPERATING INCOME	3,141,612	2,335,090	13,121,687	9,183,970
Other income (expense)
Interest expense	(3,994,261)	(3,899,128)	(10,803,127)	(8,912,319)
Interest income	6,630	3,579	13,785	11,139
Equity (loss) income in joint venture	(156,165)	(122,637)	248,803	434,479
Unrealized gain (loss) on warrant derivative	—	(340,750)	—	(3,020,960)

Net income (loss) before income taxes	(1,002,184)	(2,023,846)	2,581,148	(2,303,691)
Income tax benefit (provision)	722,170	(93,962)	893,706	(1,468,835)

Net income (loss)	(280,014)	(2,117,808)	3,474,854	(3,772,526)
Add: Net (income) loss attributable to the noncontrolling interest	65,112	468,086	(740,065)	838,478

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(214,902)	$(1,649,722)	$2,734,789	$(2,934,048)

Net income (loss) per share attributable to the Company
Basic and diluted	$(0.02)	$(0.16)	$0.27	$(0.29)
Weighted average number of shares outstanding
Basic and diluted	10,353,988	10,181,927	10,311,595	10,137,021

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2013	10,206,927	$102,069	$57,534,113	$(32,210,917)	$5,746,114	$31,171,379
Issuance of unrestricted common stock awards	24,750	248	147,112	—	—	147,360
Issuance of restricted common stock awards	12,000	120	78,165	—	—	78,285
Issuance of common stock through ATM offering	17,255	172	127,792	—	—	127,964
Conversion of units into common stock	110,000	1,100	256,133	—	(257,233)	—
Amortization of restricted stock award	—	—	14,940	—	—	14,940
Dividends and distributions declared	—	—	—	(1,652,813)	(445,610)	(2,098,423)
Net income	—	—	—	2,734,789	740,065	3,474,854

Balances at September 30, 2014	10,370,932	$103,709	$58,158,255	$(30,960,958)	$5,828,795	$32,916,359

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flows from operating activities:
Net income (loss)	$3,474,854	$(3,772,526)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,896,057	6,121,871
Equity income in joint venture	(248,803)	(434,479)
Unrealized loss on warrant derivative	—	3,020,960
Amortization of deferred financing costs	1,117,373	1,316,697
Paid-in-kind interest	—	186,293
Charges related to equity-based compensation	240,585	171,460
Changes in assets and liabilities:
Restricted cash	(896,342)	(395,207)
Accounts receivable	(529,763)	(479,433)
Prepaid expenses, inventory and other assets	(912,124)	(350,217)
Deferred income taxes	(1,037,181)	1,411,523
Accounts payable and other accrued liabilities	6,260,015	938,319
Advance deposits	387,497	263,618
Accounts receivable - affiliate	36,185	(1,470)

Net cash provided by operating activities	16,788,353	7,997,409

Cash flows from investing activities:
Acquisition of hotel properties	(61,106,085)	—
Improvements and additions to hotel properties	(5,265,006)	(4,254,358)
Distributions from joint venture	750,000	750,000
Funding of restricted cash reserves	(2,656,793)	(1,554,466)
Proceeds of restricted cash reserves	1,788,612	1,104,440

Net cash used in investing activities	(66,489,272)	(3,954,384)

Cash flows from financing activities:
Proceeds of mortgage debt	45,600,000	7,187,287
Proceeds of loans	19,000,000	27,600,000
Proceeds from issuance of common stock, net	127,964	—
Redemption of redeemable preferred stock	—	(14,413,943)
Dividends and distributions paid	(1,833,493)	(1,302,198)
Pledge of cash collateral	—	(662,075)
Redemption of units in operating partnership	—	(32,900)
Payment of deferred financing costs	(1,755,002)	(1,677,913)
Payments on mortgage debt and loans	(3,898,698)	(4,131,990)

Net cash provided by (used in) financing activities	57,240,771	12,566,268

Net increase (decrease) in cash and cash equivalents	7,539,852	16,609,293
Cash and cash equivalents at the beginning of the period	9,376,628	7,175,716

Cash and cash equivalents at the end of the period	$16,916,480	$23,785,009

Supplemental disclosures:
Cash paid during the period for interest	$8,976,785	$7,761,110

Cash paid during the period for income taxes	$238,639	$143,138

Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$1,500,000	$—

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investment in hotel properties, net	$260,580,066	$202,645,633
Investment in joint venture	1,944,843	2,446,039
Cash and cash equivalents	16,916,480	9,376,628
Restricted cash	7,185,323	3,796,141
Accounts receivable, net	2,977,140	1,982,091
Accounts receivable-affiliate	65,254	101,439
Prepaid expenses, inventory and other assets	3,535,636	2,444,975
Shell Island sublease, net	60,049	240,196
Deferred income taxes	2,223,303	1,186,122
Deferred financing costs, net	4,209,837	3,820,838

TOTAL ASSETS	$299,697,931	$228,040,102

LIABILITIES
Mortgage loans	$203,564,851	$160,363,549
Bridge loan	19,000,000	—
Unsecured notes	27,600,000	27,600,000
Accounts payable and other accrued liabilities	14,244,465	7,650,219
Advance deposits	1,519,127	666,758
Dividends and distributions payable	853,129	588,197

TOTAL LIABILITIES	266,781,572	196,868,723

Commitments and contingencies (see Note 7)

PARTNERS’ CAPITAL
General Partner: 131,251 and 130,711 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	574,928	557,479
Limited Partners: 12,993,808 and 12,940,343 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	32,341,431	30,613,900

TOTAL PARTNERS’ CAPITAL	32,916,359	31,171,379

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$299,697,931	$228,040,102

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
REVENUE
Rooms department	$22,240,896	$15,290,818	$65,110,333	$47,692,797
Food and beverage department	7,643,454	5,121,631	22,915,192	15,947,997
Other operating departments	1,880,103	1,046,188	5,089,017	3,258,298

Total revenue	31,764,453	21,458,637	93,114,542	66,899,092
EXPENSES
Hotel operating expenses
Rooms department	6,175,342	4,300,441	17,205,451	12,877,637
Food and beverage department	5,417,434	3,358,603	15,424,254	10,273,994
Other operating departments	327,942	121,715	864,949	347,739
Indirect	12,190,045	8,438,237	33,863,830	25,009,858

Total hotel operating expenses	24,110,763	16,218,996	67,358,484	48,509,228
Depreciation and amortization	3,472,760	2,038,000	8,896,057	6,121,871
Corporate general and administrative	1,039,318	866,551	3,738,314	3,084,023

Total operating expenses	28,622,841	19,123,547	79,992,855	57,715,122

NET OPERATING INCOME	3,141,612	2,335,090	13,121,687	9,183,970
Other income (expense)
Interest expense	(3,994,261)	(3,899,128)	(10,803,127)	(8,912,319)
Interest income	6,630	3,579	13,785	11,139
Equity income (loss) in joint venture	(156,165)	(122,637)	248,803	434,479
Unrealized gain (loss) on warrant derivative	—	(340,750)	—	(3,020,960)

Net income (loss) before income taxes	(1,002,184)	(2,023,846)	2,581,148	(2,303,691)
Income tax benefit (provision)	722,170	(93,962)	893,706	(1,468,835)

Net income (loss)	$(280,014)	(2,117,808)	$3,474,854	(3,772,526)

Net income (loss) per unit
Basic	$(0.02)	$(0.16)	$0.27	$(0.29)
Weighted average number of units outstanding
Basic	13,108,115	13,038,125	13,101,986	13,037,422

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(unaudited)

	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount
Balances at December 31, 2013	130,711	$557,479	12,940,343	$30,613,900	$31,171,379
Issuance of partnership units	540	3,535	53,465	350,074	353,609
Amortization of restricted award	—	149	—	14,791	14,940
Distributions declared	—	(20,984)	—	(2,077,439)	(2,098,423)
Net income	—	34,749	—	3,440,105	3,474,854

Balances at September 30, 2014	131,251	$574,928	12,993,808	$32,341,431	$32,916,359

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flows from operating activities:
Net income (loss)	$3,474,854	$(3,772,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,896,057	6,121,871
Equity income in joint venture	(248,803)	(434,479)
Unrealized loss on warrant derivative	—	3,020,960
Amortization of deferred financing costs	1,117,373	1,316,697
Paid-in-kind interest	—	186,293
Charges related to equity-based compensation	240,585	171,460
Changes in assets and liabilities:
Restricted cash	(896,342)	(395,207)
Accounts receivable	(529,763)	(479,433)
Prepaid expenses, inventory and other assets	(912,124)	(350,217)
Deferred income taxes	(1,037,181)	1,411,523
Accounts payable and other accrued liabilities	6,260,015	938,319
Advance deposits	387,497	263,618
Accounts receivable - affiliate	36,185	(1,470)

Net cash provided by operating activities	16,788,353	7,997,409

Cash flows from investing activities:
Acquisition of hotel properties	(61,106,085)	—
Improvements and additions to hotel properties	(5,265,006)	(4,254,358)
Distributions from joint venture	750,000	750,000
Funding of restricted cash reserves	(2,656,793)	(1,554,466)
Proceeds of restricted cash reserves	1,788,612	1,104,440

Net cash used in investing activities	(66,489,272)	(3,954,384)

Cash flows from financing activities:
Proceeds of mortgage debt	45,600,000	7,187,287
Proceeds of loans	19,000,000	27,600,000
Issuance of units, net of issuance cost	127,964	—
Redemption of Series A Preferred Interest	—	(14,413,943)
Dividends and distributions paid	(1,833,493)	(1,302,198)
Pledge of cash collateral	—	(662,075)
Redemption of units in operating partnership	—	(32,900)
Payment of deferred financing costs	(1,755,002)	(1,677,913)
Payments on mortgage debt and loans	(3,898,698)	(4,131,990)

Net cash provided by (used in) financing activities	57,240,771	12,566,268

Net increase in cash and cash equivalents	7,539,852	16,609,293
Cash and cash equivalents at the beginning of the period	9,376,628	7,175,716

Cash and cash equivalents at the end of the period	$16,916,480	$23,785,009

Supplemental disclosures:
Cash paid during the period for interest	$8,976,785	$7,761,110

Cash paid during the period for income taxes	$238,639	$143,138

Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$1,500,000	$—

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at September 30, 2014, was approximately 79.0% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC (“MHI Hotels Services”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured loan (the “Bridge Loan”) with Richmond Hill Capital Partners, LP (“Richmond Hill”) and Essex Equity Joint Investment Vehicle, LLC (collectively with Richmond Hill, the “Bridge Lenders”). The Bridge Loan bears interest at the rate of 10.0% per annum and matures on March 26, 2015. The loan also requires mandatory prepayment upon certain events, is subject to a prepayment premium if the loan is prepaid in full or in part prior to maturity and contains limited financial covenants. The loan is secured by a lien on our interest in our subsidiary that owns the DoubleTree by Hilton Philadelphia Airport.

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

On March 31, 2014, we entered into a First Amendment and other amended loan documents to extend the maturity date and secure additional proceeds of approximately $5.6 million on the original $30.0 million mortgage on the DoubleTree by Hilton Philadelphia Airport hotel with its existing lender, TD Bank, N.A. Pursuant to the First Amendment and other amended loan documents, the mortgage continues to bear interest at a rate of LIBOR plus 3.0% with a 3.50% floor, requires monthly payments of principal and interest on an amortization schedule over the remainder of the 25-year period that began with the commencement of the loan in March 2012, and extends the maturity date to April 1, 2019.

As a condition to obtaining the First Amendment to the mortgage on the Hilton Philadelphia Airport hotel, we were required to enter into a license agreement with a national hotel franchise through at least the term of the amended mortgage loan. As such, we entered into a 10-year franchise agreement with Hilton Worldwide to rebrand the Hilton Philadelphia Airport hotel as a DoubleTree by Hilton in November 2014, subject to the completion of certain product improvement requirements that were met as of October 27, 2014.

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

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of Sotherly Hotels Inc., the Operating Partnership, MHI TRS and subsidiaries. The balance sheets as of December 31, 2013 were derived from the audited consolidated financial statements of the Company and the Operating Partnership and they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All significant inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The un-amortized franchise fees as of September 30, 2014 and December 31, 2013 were $164,364 and $196,989, respectively. Amortization expense for each of the three month periods ended September 30, 2014 and 2013 totaled $10,875 and for each of the nine month periods ended September 30, 2014 and 2013 totaled $32,625

Deferred Financing Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our debt instruments measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2013
Mortgage loans(1)	$—	$(162,841,165)	$—
Unsecured notes(2)	$(28,770,240)	$—	$—
September 30, 2014
Mortgage loans(1)	$—	$(205,583,876)	$—
Unsecured notes(2)	$(48,024,160)	$—	$—

(1)	Mortgage loans are reflected at carrying value on our Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013.
(2)	Unsecured notes are recorded at historical cost on our Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013.

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of September 30, 2014, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include the calendar years 2010 through 2013. In addition, as of September 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include the calendar years 2004 through 2009.

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

The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of grant or issuance. Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of September 30, 2014, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan totaled $24,551 and $73,654, respectively for the three months and nine months ended September 30, 2014 and $17,880 and $60,731, respectively, for the three months and nine months ended September 30, 2013.

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

The results of operations of the hotel are included in our consolidated financial statements from the date of acquisition. The total revenue and net income related to the acquisition for the period March 27, 2014 to September 30, 2014 are approximately $11.3 million and $2.0 million, respectively. The following pro forma financial information presents the results of operations of the Company and the Operating Partnership for the three and nine months ended September 30, 2014 and 2013 as if the acquisitions of the Georgian Terrace and the Crowne Plaza Houston Downtown had taken place on January 1, 2013. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2013, or of future results of operations:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro forma revenues	$31,764,452	$29,566,710	$97,885,206	$91,957,280
Pro forma operating expenses	28,622,841	25,919,644	86,844,949	79,142,317
Pro forma operating income	3,141,612	3,647,066	11,040,257	12,814,964
Pro forma net income (loss)	(214,902)	(1,518,113)	374,362	(2,763,528)
Pro forma earnings (loss) per basic and diluted share and unit	(0.02)	(0.15)	0.04	(0.27)
Pro forma basic and diluted common shares	10,353,988	10,181,927	10,311,595	10,137,021

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Land and land improvements	$37,445,800	$26,956,311
Buildings and improvements	254,285,356	206,101,663
Furniture, fixtures and equipment	36,585,942	29,829,908

	328,317,098	262,887,882
Less: accumulated depreciation and impairment	(67,737,032)	(60,242,249)

	$260,580,066	$202,645,633

5. Debt

Mortgage Debt. As of September 30, 2014 and December 31, 2013, we had approximately $203.6 million and approximately $160.4 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of		Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
Property	September 30, 2014	December 31, 2013
Crowne Plaza Hampton Marina	$4,758,500	$5,903,500	None	06/30/2016		$83,000	(1)	5.00	%(2)
Crowne Plaza Houston Downtown	21,075,934	21,428,258	Yes(3)	04/12/2016	(4)	25 years		4.50%
Crowne Plaza Jacksonville Riverfront	13,459,575	13,756,209	None	07/10/2015	(5)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,390,964	13,602,701	None	06/18/2017		25 years		5.60%
DoubleTree by Hilton Brownstone – University	15,352,710	15,525,626	(6)	08/01/2018		30 years		4.78%
DoubleTree by Hilton Philadelphia Airport	33,623,549	28,731,151	None	04/01/2019		25 years		LIBOR plus 3.00	%(7)
Georgian Terrace	41,500,000	—	None	03/27/2017	(8)	25 years		LIBOR plus 3.75	%(9)
Hilton Savannah DeSoto	21,218,881	21,546,423	Yes(10)	08/01/2017		25 years		6.06%
Hilton Wilmington Riverside	20,524,843	20,919,030	Yes(10)	04/01/2017		25 years		6.21%
Holiday Inn Laurel West	7,017,392	7,141,845	Yes(11)	08/05/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	11,642,503	11,808,806	(6)	01/06/2017		25 years		6.24%

Total	$203,564,851	$160,363,549

(1)	The Operating Partnership is required to make monthly principal payments of $83,000.
(2)	The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.
(3)	The note is subject to a prepayment penalty if the loan is prepaid in full or in part prior to November 13, 2015.
(4)	The note provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(5)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(6)	With limited exception, the note may not be prepaid until two months before maturity.
(7)	The note bears a minimum interest rate of 3.50%.
(8)	The note provides that the mortgage can be extended through the fourth and fifth anniversary of the commencement date of the loan, or March 27, 2018 and March 27, 2019, respectively, subject to certain conditions.
(9)	The note bears a minimum interest rate of 4.00%.
(10)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of September 30, 2014.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of September 30, 2014 were as follows:

The remaining three month period ending December 31, 2014	$1,284,011
December 31, 2015	18,402,295
December 31, 2016	27,870,508
December 31, 2017	104,797,895
December 31, 2018	15,846,237
December 31, 2019 and thereafter	35,363,905

Total future maturities	$203,564,851

Unsecured Notes. On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million. The indenture requires quarterly payments of interest and matures on September 30, 2018. The Notes are callable after September 30, 2016 at 101% of face value.

Bridge Financing. On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured Bridge Loan with the Bridge Lenders. The Bridge Loan has a maturity date of March 26, 2015; carries a fixed interest rate of 10.0% per annum; is subject to a prepayment premium if the loan is prepaid in full or in part prior to March 26, 2015; requires mandatory prepayment upon certain events; contains limited financial covenants; and is secured by a lien on 100% of the limited partnership interests in the subsidiary that owns the DoubleTree by Hilton Philadelphia Airport hotel. The outstanding balance on the Bridge Loan at September 30, 2014 and December 31, 2013 was $19.0 million and $0.0 million, respectively.

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

As of September 30, 2014 and December 31, 2013, there were no shares of the Preferred Stock issued and outstanding.

As of September 30, 2014 and December 31, 2013, there was no redemption value in the Preferred Interest.

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

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Savannah hotel property for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for the three months and nine months ended September 30, 2014 totaled $15,867 and $47,601, respectively, and totaled $15,867 and $48,490 for the three months and nine months ended September 30, 2013, respectively, for this operating lease.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months and nine months ended September 30, 2014 totaled $23,871 and $71,612, respectively, and totaled $23,871 and $71,612 for the three months and nine months ended September 30, 2013, respectively

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense totaled $651 and $1,952 for the three months and nine months ended September 30, 2014, respectively, and totaled $651 and $1,952 for the three months and nine months ended September 30, 2013, respectively.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense totaled $1,505 and $4,515 for the three months and nine months ended September 30, 2014, respectively, and totaled $1,505 and $4,515 for the three months and nine months ended September 30, 2013, respectively.

We lease 4,836 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018. Rent expense totaled $19,269 and $51,769 for the three months and nine months ended September 30, 2014, respectively, and totaled $15,848 and $43,348 for the three months and nine months ended September 30, 2013, respectively.

We lease 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that commenced December 14, 2009 and expires February 28, 2017. The agreement required monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $12,585 and $37,692 for the three months and nine months ended September 30, 2014, respectively, and totaled $10,911 and $32,982 for the three months and nine months ended September 30, 2013, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between February 2014 and March 2017.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

The remaining three month period ending December 31, 2014	$103,353
December 31, 2015	363,586
December 31, 2016	327,228
December 31, 2017	198,941
December 31, 2018	161,226
December 31, 2019 and thereafter	735,987

Total	$1,890,321

Management Agreements – At September 30, 2014, each of our wholly-owned operating hotels, except for the Crowne Plaza Tampa Westshore, the Crowne Plaza Houston Downtown and the Georgian Terrace, are operated under a master management agreement with MHI Hotels Services that expires between December 2014 and April 2018. We entered into separate management agreements with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 and for management of the Georgian Terrace that expires in March 2024. We also assumed the existing agreement for management of the Crowne Plaza Houston Downtown upon purchase of the hotel in November 2013, which expires in April 2016 (see Note 9).

Franchise Agreements – As of September 30, 2014, many of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between October 2014 and April 2023. On August 7, 2014 the Company voluntarily terminated the franchise agreement with Holiday Hospitality Franchising, LLC (IHG) for the Crowne Plaza Jacksonville Riverfront. The Company recognized a termination fee of $351,800 as of September 30, 2014.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the DoubleTree by Hilton Brownstone-University, the Sheraton Louisville Riverside and the Georgian Terrace an amount equal to 1/12 of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh Brownstone–University, Crowne Plaza Houston Downtown, the Crowne Plaza Hampton Marina and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

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

The following is a schedule of issuances, since January 1, 2013, of the Company’s common stock:

During September 2014 the Company sold 16,979 shares of common stock for net proceeds of $125,797.

During August 2014 the Company sold 276 shares of common stock for net proceeds of $2,167.

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

As of September 30, 2014 and December 31, 2013, the Company had 10,370,932 and 10,206,927 shares of common stock outstanding, respectively.

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

As of September 30, 2014 and December 31, 2013, the total number of Operating Partnership units outstanding was 13,107,804 and 13,071,054, respectively.

As of each September 30, 2014 and December 31, 2013, the total number of outstanding Operating Partnership units not owned by the Company was 2,754,127 and 2,864,127, respectively, with a fair market value of approximately $21.6 million and approximately $17.0 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

MHI Hotels Services. As of September 30, 2014, the members of MHI Hotels Services (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer as well as a current member of its board of directors and a former member of its board of directors) owned approximately 11.1% of the Company’s outstanding common stock and 1,642,958 Operating Partnership units. The following is a summary of the transactions with MHI Hotels Services:

Accounts Receivable – We were due $65,254 and $101,439 from MHI Hotels Services at September 30, 2014 and December 31, 2013, respectively.

Shell Island Sublease – We have a sublease arrangement with MHI Hotels Services on its expired leasehold interests in the Shell Island Resort in Wrightsville Beach, North Carolina. Leasehold revenue was $87,500 for each of the three month periods ended September 30, 2014 and 2013 and was $262,500 for each of the nine month periods ended September 30, 2014 and 2013. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with MHI Hotels Services that provides in part for the referral of acquisition opportunities to us and the management of our hotels by MHI Hotels Services.

Management Agreements – Each of the operating hotels that we wholly-owned at September 30, 2014 and December 31, 2013, except for the Crowne Plaza Tampa Westshore, the Crowne Plaza Houston Downtown and the Georgian Terrace, are operated by MHI Hotels Services under a master management agreement that expires between December 2014 and April 2018. We entered into separate management agreements with MHI Hotels Services for the management of the Crowne Plaza Tampa Westshore that expires in March 2019 and for the management of the Georgian Terrace that expires in March 2024. We assumed an existing management agreement for the Crowne Plaza Houston Downtown when we acquired the property in November 2013, which expires in April 2016. Pursuant to the sale of the Holiday Inn Downtown in Williamsburg, Virginia, one of the hotels initially contributed to the Company and the Operating Partnership upon their formation, MHI Hotels Services has agreed that the property in Jeffersonville, Indiana shall be substituted for the Williamsburg property under the master management agreement.

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

Base management and administrative fees earned by MHI Hotels Services totaled $915,286 and $2,696,499 for the three months and nine months ended September 30, 2014, respectively, and $639,404 and $1,992,717 for the three months and nine months ended September 30, 2013, respectively. In addition, estimated incentive management fees of $58,002 and $157,895 were accrued for the three months and nine months ended September 30, 2014, respectively, and estimated incentive management fees of $15,955 and $78,082 were accrued for the three months and nine months ended September 30, 2013, respectively. We are in the process of renegotiating our management agreements with MHI Hotels Services.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of MHI Hotels Services, for our employees, as well as those employees that are employed by MHI Hotels Services that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $979,507 and $2,791,054 for the three months and nine months ended September 30, 2014, respectively and $615,762 and $1,910,486 for the three months and nine months ended September 30, 2013, respectively.

Redemption of Units in Operating Partnership. On April 1, 2013, the Company redeemed 10,000 units in the Operating Partnership held by a trust controlled by two current members and one former member of the Company’s board of directors for a total of $32,900 pursuant to the terms of the Partnership Agreement.

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

Bridge Lenders. A former member of the Company’s board of directors holds executive positions in Essex Equity Capital Management, LLC, an affiliate of Essex Equity joint Investment Vehicle, LLC as well as Richmond Hill Capital Partners, LP. On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured Bridge Loan with the Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC. The Bridge Loan has a maturity date of March 26, 2015; carries a fixed interest rate of 10.0% per annum; is subject to a prepayment premium if the loan is prepaid in full or in part prior to March 26, 2015; requires mandatory prepayment upon certain events; contains limited financial covenants; and is secured by a lien on 100% of the limited partnership interests in the subsidiary that owns the DoubleTree by Hilton Philadelphia Airport hotel.

Others. In June 2013, we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. Compensation for both individuals for the three and nine months ended September 30, 2014 totaled $41,613 and $113,642, respectively, and for the three and nine months ended September 30, 2013 totaled $35,560 and $38,060, respectively.

10. Retirement Plan

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision. Employer contributions to the plan totaled $6,138 and $36,778 for the three months and nine months ended September 30, 2014, respectively, and $6,200 and $42,379 for the three months and nine months ended September 30, 2013, respectively.

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

	September 30, 2014	December 31, 2013
ASSETS
Investment in hotel property, net	$62,966,759	$64,449,892
Cash and cash equivalents	1,621,701	2,896,841
Restricted cash	1,194,783	—
Accounts receivable, net	127,732	251,587
Prepaid expenses, inventory and other assets	1,791,331	1,335,472

TOTAL ASSETS	$67,702,306	$68,933,792

LIABILITIES
Mortgage loan, net	$57,000,000	$57,000,000
Accounts payable and other accrued liabilities	2,480,809	1,869,476
Advance deposits	442,307	280,339

TOTAL LIABILITIES	59,923,116	59,149,815

TOTAL MEMBERS’ EQUITY	7,779,190	9,783,977

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$67,702,306	$68,933,792

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$2,860,460	$2,549,657	$11,592,712	$11,047,955
Food and beverage department	590,816	476,836	2,194,154	1,869,821
Other operating departments	366,054	316,895	1,068,421	1,102,859

Total revenue	3,817,330	3,343,388	14,855,287	14,020,635
Expenses
Hotel operating expenses
Rooms department	788,569	707,671	2,471,048	2,332,407
Food and beverage department	516,777	433,192	1,696,364	1,474,361
Other operating departments	176,520	145,219	502,967	435,108
Indirect	1,663,202	1,625,053	5,270,113	5,300,822

Total hotel operating expenses	3,145,068	2,911,135	9,940,492	9,542,698
Depreciation and amortization	619,164	560,951	1,867,706	1,634,906
General and administrative	63,254	27,180	296,850	85,023

Total operating expenses	3,827,486	3,499,266	12,105,048	11,262,627

Net operating income	(10,156)	(155,878)	2,750,239	2,758,008
Interest expense	(597,711)	(437,605)	(1,755,027)	(1,305,327)
Unrealized gain (loss) on hedging activities	—	102,936	—	285,238

Net income	$(607,867)	$(490,547)	$995,212	$1,737,919

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

General and administrative	$2,542,701	$1,768,605	$7,335,774	$5,328,181
Sales and marketing	2,588,456	1,836,140	7,328,646	5,549,907
Repairs and maintenance	1,700,344	1,199,038	4,676,000	3,451,004
Utilities	1,662,806	1,195,522	4,357,314	3,221,738
Franchise fees	1,289,381	756,311	3,279,077	2,350,664
Management fees, including incentive	977,178	655,359	2,696,499	2,070,799
Insurance	513,071	358,688	1,473,246	1,075,083
Property taxes	901,066	608,300	2,535,613	1,776,710
Other	15,042	60,274	181,661	185,772

Total indirect hotel operating expenses	$12,190,045	$8,438,237	$33,863,830	$25,009,858

13. Income Taxes

The components of the income tax (benefit) provision for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$9,285	$17,400	$32,285	$85,301
State	93,890	191	209,379	56,766

	103,175	17,591	241,664	142,067

Deferred:
Federal	(659,931)	60,013	(917,792)	1,048,762
State	(165,414)	16,358	(217,578)	278,006

	(825,345)	76,371	(1,135,370)	1,326,768

	$(722,170)	$93,962	$(893,706)	$1,468,835

A reconciliation of the statutory federal income tax (benefit) provision to the Company’s income tax provision is as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense (benefit)	$(340,744)	$(688,108)	$877,590	$(783,255)
Effect of non-taxable REIT (income) loss	(309,902)	765,521	(1,763,096)	1,917,318
State income tax expense (benefit)	(71,524)	16,549	(8,200)	334,772

	$(722,170)	$93,962	$(893,706)	$1,468,835

As of September 30, 2014 and December 31, 2013, we had a net deferred tax asset of approximately $2.2 million and $1.2 million, respectively, of which, approximately $1.8 million and $0.7 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized by such time. As of each September 30, 2014 and December 31, 2013, approximately $0.3 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

14. Subsequent Events

On October 1, 2014, the Company issued 200,000 shares of common stock in redemption of an equivalent number of units in the Operating Partnership.

On October 15, 2014, we paid a quarterly dividend (distribution) of $0.065 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on October 2, 2014.

On November 1, 2014, the Company redeemed 3,300 units in the Operating Partnership for cash.

On October 28, 2014, the Company announced a quarterly dividend (distribution) of $0.065 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record as of December 15, 2014, payable on January 9, 2015.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, with 3,009 rooms which primarily operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn. Eleven of these hotels, totaling 2,698 rooms, are 100% owned by subsidiaries of the Operating Partnership. We also own a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. As of September 30, 2014, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Houston Downtown	259	Houston, TX	November 13, 2013	Upscale
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upscale
Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004	Upper Mid- Scale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale

	2,698
Joint Venture Property
Crowne Plaza Hollywood Beach Resort(1)	311	Hollywood, FL	August 9, 2007	Upscale

Total	3,009

(1)	We own this hotel through a joint venture in which we have a 25.0% interest.

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

Results of Operations

The following tables illustrate the key operating metrics for each of the three and nine months ended September 30, 2014 and 2013 for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the nine wholly-owned properties that were under our control during all of 2013 and the three months ended September 30, 2014 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Houston Downtown, which was acquired in November 2013, or the Georgian Terrace, which was acquired in March 2014. Each table excludes performance data for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture and in which we have a 25.0% indirect interest.

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Actual Portfolio Metrics
Occupancy %	73.1%	69.0%	72.7%	69.5%
ADR	$122.61	$114.00	$126.32	$119.02
RevPAR	$89.6	$78.86	$91.85	$82.68
Same Store Portfolio Metrics
Occupancy %	71.7%	69.0%	71.2%	69.5%
ADR	$118.14	$114.00	$123.2	$119.02
RevPAR	$84.75	$78.86	$87.71	$82.68

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Revenue. Total revenue for the three months ended September 30, 2014 increased approximately $10.3 million, or 48.0%, to approximately $31.8 million compared to total revenue of approximately $21.5 million for the three months ended September 30, 2013. We experienced increases in revenue at all our properties except for our property in Wilmington, North Carolina.

Room revenue increased approximately $6.9 million, or 45.5%, to approximately $22.2 million for the three months ended September 30, 2014 compared to room revenue of approximately $15.3 million for the three months ended September 30, 2013. The increase in room revenue for the three months ended September 30, 2014 resulted mainly from the acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $5.8 million for the period. In addition, favorable results from our same-store properties reflected a 4.0% increase in occupancy, a 3.6% increase in ADR and a 7.7% increase in RevPAR, as compared to the same period in 2013. Our property in Raleigh, North Carolina continues to experience a significant increase as a result of the rebranding to a DoubleTree by Hilton. Our properties in Savannah, Georgia and Jeffersonville, Indiana also experienced significant increases in room revenue, offset by decreases at our properties in Wilmington, North Carolina and Hampton, Virginia.

Food and beverage revenues increased approximately $2.5 million, or 49.2%, to approximately $7.6 million for the three months ended September 30, 2014 compared to food and beverage revenues of approximately $5.1 million for the three months ended September 30, 2013. The increase in food and beverage revenues for the three months ended September 30, 2014 resulted principally from our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $2.4 million for the period. Additional increases in food and beverage revenue at our properties in Savannah, Georgia; Laurel, Maryland; Hampton, Virginia and Jacksonville, Florida were offset by decreases in banqueting revenue at our other properties.

Revenue from other operating departments increased approximately $0.9 million, or 79.7%, to approximately $1.9 million for the three months ended September 30, 2014 compared to revenue from other operating departments of approximately $1.0 million for the three months ended September 30, 2013. The increase in revenue from other operating departments for the three months ended September 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, which accounted for approximately $0.7 million of the increase for the period.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $24.1 million for the three months ended September 30, 2014, an increase of approximately $7.9 million, or 48.7%, compared to total hotel operating expenses of approximately $16.2 million for the three months ended September 30, 2013. The increase in hotel operating expenses for the three months ended September 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $6.6 million in expenses for the three months ended September 30, 2014, coupled by an increase in hotel operating expenses at our same-store properties of approximately $1.3 million compared to the three months ended September 30, 2013.

Rooms expense for the three months ended September 30, 2014 increased approximately $1.9 million, or 43.6%, to approximately $6.2 million compared to rooms expense for the three months ended September 30, 2013 of approximately $4.3 million. The increase in rooms expense for the three months ended September 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for approximately $1.6 million of the increase.

Food and beverage expenses for the three months ended September 30, 2014 increased approximately $2.0 million, or 61.3%, to approximately $5.4 million compared to food and beverage expenses of approximately $3.4 million for the three months ended September 30, 2013. The increase in food and beverage expenses for the three months ended September 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, which accounted for approximately $1.9 million of the increase.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2014 increased approximately $3.8 million, or 44.5%, to approximately $12.2 million compared to indirect expenses of approximately $8.4 million for the three months ended September 30, 2013. The increase in indirect expenses for the three months ended September 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $2.9 million in indirect expenses and the voluntary termination of the IHG franchise agreement for Crowne Plaza Jacksonville Riverfront which resulted in a termination fee expense of approximately $0.4 million, for the three months ended September 30, 2014.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2014 increased approximately $1.5 million, or 70.4%, to $3.5 million compared to depreciation and amortization of approximately $2.0 million for the three months ended September 30, 2013. The increase was mostly attributable to depreciation and amortization related to our properties in Houston, Texas and Atlanta, Georgia, which we acquired in November 2013 and March 2014, respectively.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2014 increased approximately $0.2 million, or 19.9%, to approximately $1.0 million compared to general and administrative expenses of approximately $0.9 million for the three months ended September 30, 2013. The increase primarily relates to additional legal and accounting fees.

Interest Expense. Interest expense for the three months ended September 30, 2014 increased approximately $0.1 million, or 2.43%, to approximately $4.0 million compared to interest expense of approximately $3.9 million for the three months ended September 30, 2013. The increase in interest expense for the three months ended September 30, 2014 was substantially related to the interest on the mortgage debt related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, as well as interest expense in the 2014 period on the unsecured notes we issued in September 2013 which was offset by the interest and pre-payment penalties in the prior period on the cumulative redeemable preferred stock which was fully redeemed in September 2013.

Equity Income in Joint Venture. Equity income in joint venture for the three months ended September 30, 2014 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the three months ended September 30, 2014, we realized net loss of approximately $0.2 million related to our 25.0% interest compared to a net loss of approximately $0.1 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, the hotel reported occupancy of 79.7%, ADR of $125.44 and RevPAR of $99.97. This compares with results reported by the hotel for the three months ended September 30, 2013 of occupancy of 73.9%, ADR of $120.57 and RevPAR of $89.11.

Income Taxes. We had an income tax benefit of approximately $0.7 million for the three months ended September 30, 2014 compared to an income tax provision of approximately $0.1 million for the three months ended September 30, 2013. The income tax benefit (provision) is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized a taxable operating loss for the three months ended September 30, 2014 compared to taxable income for the three months ended September 30, 2013.

Net Income (Loss). We realized a net loss for the three months ended September 30, 2014 of approximately ($0.2) million compared to total a net loss of approximately ($1.6) million for the three months ended September 30, 2013 as a result of the operating results discussed above.

Comparison of the Nine months Ended September 30, 2014 to the Nine months Ended September 30, 2013

Revenue. Total revenue for the nine months ended September 30, 2014 increased approximately $26.2 million, or 39.2%, to approximately $93.1 million compared to total revenue of approximately $66.9 million for the nine months ended September 30, 2013. Increases in revenue at our properties in Savannah, Georgia; Raleigh, North Carolina; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida and Hampton, Virginia; plus the newly acquired properties in Houston, Texas and Atlanta, Georgia, were offset by decreases in revenue at the three remaining wholly-owned properties.

Room revenue increased approximately $17.4 million, or 36.5%, to approximately $65.1 million for the nine months ended September 30, 2014 compared to room revenue of approximately $47.7 million for the nine months ended September 30, 2013 The increase in room revenue for the nine months ended September 30, 2014 resulted mainly from the acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $14.5 million for the period. In addition, favorable results from our same-store properties reflected a 2.5% increase in occupancy, a 3.5% increase in ADR, and a 6.1% increase in RevPAR as compared to the same period in 2013. Our property in Raleigh, North Carolina continues to experience a significant increase as a result of the rebranding to a DoubleTree by Hilton. Our properties in Savannah, Georgia; Jacksonville, Florida; and Tampa, Florida also experienced a significant increase in room revenue, offset by decreases at our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania; and Laurel, Maryland.

Food and beverage revenues increased approximately $7.0 million, or 43.7%, to approximately $22.9 million for the nine months ended September 30, 2014 compared to food and beverage revenues of approximately $15.9 million for the nine months ended September 30, 2013. The increase in food and beverage revenues for the nine months ended September 30, 2014 resulted principally from our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $6.2 million for the period. Additional increases in food and beverage revenue at our properties in; Savannah, Georgia; Tampa, Florida; Hampton, Virginia and Jacksonville, Florida were offset by decreases in banqueting revenue at our other properties.

Revenue from other operating departments increased approximately $1.8 million, or 56.2%, to approximately $5.1 million for the nine months ended September 30, 2014 compared to revenue from other operating departments of approximately $3.3 million for the nine months ended September 30, 2013. The increase in revenue from other operating departments for the nine months ended September 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, which accounted for approximately $1.6 million of the increase for the period.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $67.4 million for the nine months ended September 30, 2014, an increase of approximately $18.8 million, or 38.9%, compared to total hotel operating expenses of approximately $48.5 million for the nine months ended September 30, 2013. The increase in hotel operating expenses for the nine months ended September 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $16.3 million in expenses for the nine months ended September 30, 2014, coupled by an increase in hotel operating expenses at our same-store properties of approximately $2.5 million compared to the nine months ended September 30, 2013.

Rooms expense for the nine months ended September 30, 2014 increased approximately $4.3 million, or 33.6%, to approximately $17.2 million compared to rooms expense of approximately $12.9 million for the nine months ended September 30, 2013. The increase in rooms expense for the nine months ended September 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for approximately $4.0 million of the increase.

Food and beverage expenses for the nine months ended September 30, 2014 increased approximately $5.1 million, or 50.1%, to approximately $15.4 million compared to food and beverage expenses of approximately $10.3 million for the nine months ended September 30, 2013. The increase in food and beverage expenses for the nine months ended September 30, 2014 was substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, which accounted for approximately $4.6 million of the increase.

Indirect expenses at our wholly-owned properties were approximately $33.9 million for the nine months ended September 30, 2014, an increase of approximately $8.9 million, or 35.4%, compared to indirect expenses of approximately $25.0 million for the nine months ended September 30, 2013. The increase in indirect expenses for the nine months ended September 30, 2014 were substantially related to our recently acquired properties in Houston, Texas and Atlanta, Georgia, accounting for an increase of approximately $7.2 million in indirect expenses for the nine months ended September 30, 2014, coupled by an increase in indirect expenses at our same-store properties of approximately $1.7 million compared to the nine months ended September 30, 2013.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2014 increased approximately $2.8 million, or 45.3%, to $8.9 million compared to depreciation and amortization of approximately $6.1 million for the nine months ended September 30, 2013. The increase was mostly attributable to depreciation and amortization related to our properties in Houston, Texas and Atlanta, Georgia, which we acquired in November 2013 and March 2014, respectively.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2014 increased approximately $0.6 million, or 21.2%, to approximately $3.7 million compared to corporate and general administrative expenses of approximately $3.1 million the nine months ended September 30, 2013. The increase primarily relates to additional legal and accounting fees as well as costs associated with the acquisition of the Georgian Terrace.

Interest Expense. Interest expense for the nine months ended September 30, 2014 increased approximately $1.9 million, or 21.2%, to approximately $10.8 million compared to interest expense of approximately $8.9 million for the nine months ended September 30, 2013. The increase in interest expense for the nine months ended September 30, 2014 was substantially related to an interest on the mortgage debt related to our recently acquired properties in Houston, Texas and Atlanta, Georgia in the current period, as well as the unsecured notes (which we issued in September 2013) offset by the interest and pre-payment penalties on the cumulative redeemable preferred stock (which was fully redeemed in September 2013) in the prior period.

Equity Income in Joint Venture. Equity income in joint venture for the nine months ended September 30, 2014 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the nine months ended September 30, 2014, our 25.0% share of the net income of the hotel decreased approximately $0.2 million, or 23.7%, to approximately $0.2 million compared to net income of approximately $0.4 million for the nine months ended September 30, 2013. The decrease primarily relates to higher mortgage interest expense within the joint venture related to the refinance of the mortgage in December 2013. For the nine months ended September 30, 2014, the hotel reported occupancy of 84.1%, ADR of $162.37 and RevPAR of $136.54. This compares with results reported by the hotel for the nine months ended September 30, 2013 of occupancy of 82.72%, ADR of $157.32 and RevPAR of $130.12.

Unrealized Loss on Warrant Derivative. There was no warrant derivative for the nine months ended September 30, 2014 compared to an unrealized loss of approximately $3.0 million for the nine months ended September 30, 2013.

Income Taxes. We had an income tax benefit of approximately $0.9 million for the nine months ended September 30, 2014 compared to an income tax provision of approximately $1.5 million for the nine months ended September 30, 2013. The income tax benefit (provision) is primarily derived from the operations of our TRS Lessee. Our TRS Lessee realized a taxable operating loss for the nine months ended September 30, 2014 compared to taxable income for the nine months ended September 30, 2013.

Net Income (Loss). We realized net income of approximately $2.7 million for the nine months ended September 30, 2014 compared to a net loss of approximately ($2.9) million for the nine months ended September 30, 2013, as a result of the operating results discussed above.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including any unrealized gain (loss) on its hedging instruments or warrant derivative, (increase)/decrease in deferred income taxes, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, costs associated with the departure of executive officers, acquisition transaction costs and franchise termination fees. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative of the on-going performance of our business and assets. Our calculation of Adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine months Ended September 30, 2014	Nine months Ended September 30, 2013
Net income (loss)	$(280,014)	$(2,117,808)	$3,474,854	$(3,772,526)
Depreciation and amortization	3,472,760	2,038,000	8,896,057	6,121,871
Equity in depreciation and amortization of joint venture	139,675	140,238	417,177	408,727

FFO	$3,332,421	$60,430	$12,788,088	$2,758,072
Unrealized gain on hedging activities(1)	—	(25,734)	—	(71,309)
Unrealized (gain)/loss on warrant derivative	—	340,750	—	3,020,960
(Increase)/decrease in deferred income taxes	(729,937)	93,771	(1,037,181)	1,411,523
Acquisition costs	—	—	155,187	—
Franchise termination fee	351,800	—	351,800	—
Loss on early extinguishment of debt(2)	—	1,598,556	—	1,935,692

Adjusted FFO	$2,954,284	$2,067,773	$12,257,894	$9,054,938

(1)	Includes equity in unrealized loss on hedging activities of joint venture.
(2)	Reflected in interest expense for the periods presented above.

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine months Ended September 30, 2014	Nine months Ended September 30, 2013
Net income (loss)	$(280,014)	$(2,117,808)	$3,474,854	$(3,772,526)
Interest expense	3,994,261	3,899,128	10,803,127	8,912,319
Interest income	(6,630)	(3,579)	(13,785)	(11,139)
Income tax provision (benefit)	(722,170)	93,962	(893,706)	1,468,835
Depreciation and amortization	3,472,760	2,038,000	8,896,057	6,121,871
Equity in (earnings)/loss of joint venture	156,165	122,637	(248,803)	(434,479)
Unrealized (gain)/loss on warrant derivative	—	340,750	—	3,020,960
Corporate general and administrative	1,039,318	866,551	3,738,314	3,084,023
Net lease rental income	(87,500)	(87,500)	(262,500)	(262,500)
Other fee income	(57,260)	(45,651)	(222,829)	(205,810)

Hotel EBITDA	$7,508,930	$5,106,490	$25,270,729	$17,921,554

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the nine months ended September 30, 2014 was approximately $16.8 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. In March 2014, we spent approximately $61.1 million to acquire the Georgian Terrace. We also spent approximately $5.3 million during the nine months ended September 30, 2014 on capital expenditures, of which, approximately $1.4 million related to the routine replacement of furniture, fixtures and equipment; approximately $1.3 million related to the renovation of our property in Philadelphia, Pennsylvania in anticipation of its franchise license renewal in October 2014; approximately $1.6 million related to renovation activities at our property in Jacksonville, Florida in anticipation of a new franchise license commencing in September 2015; approximately $0.5 million related to guest room renovations at the Georgian Terrace and approximately $0.4 million related to renovations at our property in Houston, Texas.

We also contributed approximately $2.7 million during the nine months ended September 30, 2014 into reserves required by the lenders for seven of our hotels according to the provisions of their respective loan agreements. During the nine months ended September 30, 2014, we received reimbursements from those reserves of approximately $1.8 million for capital expenditures related to those properties for periods ending on or before December 31, 2013.

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

On March 31, 2014, we entered into a First Amendment and other amended loan documents to secure additional proceeds in conjunction with a $5.6 million expansion of the existing mortgage on the DoubleTree by Hilton Philadelphia Airport.

On June 27, 2014, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2016. Pursuant to those terms, we reduced the mortgage balance by $0.8 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at or lower than historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. We expect capital expenditures of $3.2 million for 2014 related to the relicensing in October 2014 of the Hilton Philadelphia Airport as the DoubleTree by Hilton Philadelphia Airport as well as a relicensing of the Crowne Plaza Jacksonville as the DoubleTree by Hilton Jacksonville Riverfront in September 2015. We also anticipate capital expenditures of approximately $1.0 million in 2014, at our property in Houston, Texas other than for the recurring replacement of furniture, fixtures and equipment. Lastly, we also anticipate capital expenditures of approximately $2.0 million in 2014, for the Georgian Terrace, other than for the recurring replacement of furniture, fixtures and equipment, the funds for which were contributed into a restricted reserve out of the proceeds of the mortgage. On October 27, 2014, our hotel in Philadelphia, Pennsylvania was rebranded as the DoubleTree by Hilton Philadelphia Airport, pursuant to a new 10-year franchise agreement with Hilton Worldwide.

Given our desire to proceed with the renovation activities at our properties in Philadelphia, Pennsylvania; Jacksonville, Florida; Houston, Texas and Atlanta, Georgia, we aim to restrict all other capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2014 and 2015.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hampton Marina, the DoubleTree by Hilton Raleigh Brownstone-University, the Sheraton Louisville Riverside, the Crowne Plaza Houston Downtown and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of September 30, 2014, we had total cash of approximately $24.1 million, of which approximately $16.9 million was in cash and cash equivalents and approximately $7.2 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted. We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the Bridge Loan, the indenture or mortgage debt).

On March 31, 2014, we entered into a First Amendment and other amended loan documents to extend the maturity date and secure additional proceeds on the original $30.0 million mortgage on the DoubleTree by Hilton Philadelphia Airport with its existing lender, TD Bank, N.A. Pursuant to the First Amendment and other amended loan documents, the principal balance of the mortgage was increased by $5.6 million to approximately $34.1 million and the maturity extended to April 1, 2019, with no prepayment penalty.

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

As of September 30, 2014, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014	December 31, 2013
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income (loss)(1)	$2,812,194	$(4,435,185)
Interest expense(1)	13,537,949	11,647,141
Income tax (benefit) provision (1)	(841,359)	1,521,182
Equity in (income) loss of joint venture(1)	(268,024)	(453,700)
Realized and unrealized (gain) loss on warrant derivative(1)	(815,712)	2,205,248
Impairment of investment in hotel properties, net(1)	611,000	611,000
Depreciation and amortization(1)	11,241,413	8,467,228
Corporate general and administrative expenses(1)	5,014,875	4,360,583

Consolidated Income Available for Debt Service(1)	$31,292,336	$23,923,497
Less: Income of Non-Stabilized Assets (1)(2)	(6,289,098)	(223,541)

Stabilized Consolidated Income Available for Debt Service (1)	$25,003,238	$23,699,956

Interest expense(1)	13,537,949	11,647,141
Distributions on Preferred Interest(1)(3)	—	(2,230,806)
Amortization of issuance costs(1)(3)	(1,319,432)	(1,518,556)

Consolidated Interest Expense(1)	$12,218,517	$7,897,779
Less: Interest expense of Non-Stabilized Assets(1)(2)	(1,591,781)	(131,410)

Stabilized Consolidated Interest Expense(1)	$10,626,736	$7,766,369

Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.35	3.05

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$203,564,851	$160,363,549
Loans payable	19,000,000	—
Unsecured notes	27,600,000	27,600,000

Total debt	$250,164,851	187,963,549

Stabilized Consolidated Income Available for Debt Service(1)(2)	$25,003,238	$23,699,956
Capitalization Rate	7.5%	7.5%

	333,376,506	315,999,415
Non-Stabilized Assets	100,040,000	35,000,000
Total cash	24,101,803	13,172,769

Adjusted Total Asset Value	$457,518,309	$364,172,184

Ratio of Debt to Adjusted Total Asset Value	0.55	0.52

(1)	Represents the four preceding calendar quarters.
(2)	As permitted by the indenture, the Crowne Plaza Houston Downtown and the Georgian Terrace are considered non-stabilized assets for purposes of the financial covenants.
(3)	Includes prepayment fee and write-off of unamortized issuance costs associated with the redemptions of Preferred Stock and Preferred Interest during the period.

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

Master Management Agreement

Before the end of the first term of the existing master management agreement in December 2014, we anticipate replacing the existing management agreements – which include the master management agreement and separate agreements for our properties in Tampa, Florida; Houston, Texas; and Atlanta, Georgia – with a new agreement and a series of individual hotel agreements that will encumber each hotel. We anticipate that the new agreements will provide the existing management company with the opportunity to manage future hotels, but we will not be required to retain them to manage any future hotel. We also anticipate that the new agreements will provide for the payment of management fees at a lower percentage of gross revenue than we currently pay under the existing master management agreement, and will have an initial term of five years, with two renewal periods of five years each upon the consent of parties.

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

There were no charges for impairment of hotel properties recorded for the nine months ended September 30, 2014.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2014. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

As of September 30, 2014, we had approximately $161.6 million of fixed-rate debt and approximately $88.6 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.46%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month and 3-month LIBOR. However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floors on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50% and to the extent that 3-month LIBOR does not exceed the 3-month LIBOR floor on the mortgage on the Georgian Terrace of 0.25%, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on the mortgage on the DoubleTree by Hilton Philadelphia Airport, the mortgage on the Crowne Plaza Jacksonville Riverfront and the mortgage on the Georgian Terrace remains at approximately $88.6 million, the balance at September 30, 2014, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and 3-month LIBOR would be approximately $770,000.

As of December 31, 2013, we had approximately $139.6 million of fixed-rate debt and approximately $48.4 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.01%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 1-month LIBOR. However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floors on the mortgages on the Crowne Plaza Hampton Marina and the DoubleTree by Hilton Philadelphia Airport of 0.45% and 0.50%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on the mortgage on the Crowne Plaza Hampton Marina, the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the Crowne Plaza Jacksonville Riverfront remains at approximately $48.4 million, the balance at December 31, 2013, the impact on our annual interest incurred and cash flows of a one percent increase in 1-monthy LIBOR would be approximately $372,000.

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

As of September 30, 2014, there was no change in either the internal control over financial reporting of Sotherly Hotels Inc. identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotel Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting.

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

As of September 30, 2014, there was no change in either the internal control over financial reporting of Sotherly Hotels LP identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotel LP’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels LP’s internal control over financial reporting.

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

During August and September 2014, the Company offered the sale of its stock in an “At-The-Market” offering. We sold a total of 17,255 shares generating net proceeds of $127,964, which were used to pay a portion of the costs of the offering.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP. (6)

4.7	Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee. (6)

10.51	Sales Agency Agreement, dated July 9, 2014, among Sotherly Hotels Inc., Sotherly Hotels LP and Sandler O’Neill & Partners, L.P. (7)

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the document previously filed as an exhibit to the Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(5)	Incorporated by reference to the document previously filed as an exhibit to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013. (333-189821).
(6)	Incorporated by reference to the document previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(7)	Incorporated by reference to the document previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: November 5, 2014	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC. Its General Partner

Date: November 5, 2014	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP. (6)

4.7	Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee. (6)

10.51	Sales Agency Agreement, dated July 9, 2014, among Sotherly Hotels Inc., Sotherly Hotels LP and Sandler O’Neill & Partners, L.P. (7)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the document previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the document previously filed as an exhibit to the Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(5)	Incorporated by reference to the document previously filed as an exhibit to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013. (333-189821).
(6)	Incorporated by reference to the document previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(7)	Incorporated by reference to the document previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2014.