Form 10-Q
period 2015-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2015-05-14
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015, there were 10,757,032 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2015 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;

•	the following Notes to Consolidated Financial Statements:

•	Note 7 – Equity; and

•	Note 13 – Income (Loss) Per Share and Per Unit;

•	Item 4 - Controls and Procedures; and

•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment in hotel properties, net	$261,129,988	$260,192,153
Investment in joint venture	1,856,456	1,982,107
Cash and cash equivalents	16,083,091	16,634,499
Restricted cash	4,218,224	6,621,864
Accounts receivable, net	3,716,765	1,908,762
Accounts receivable-affiliate	242,214	197,674
Prepaid expenses, inventory and other assets	4,149,439	3,334,401
Deferred income taxes	4,039,749	3,543,295
Deferred financing costs, net	5,048,275	5,405,288

TOTAL ASSETS	$300,484,201	$299,820,043

LIABILITIES
Mortgage loans	$204,131,986	$205,291,657
Unsecured notes	52,900,000	52,900,000
Accounts payable and accrued liabilities	13,185,243	12,044,886
Advance deposits	1,772,219	1,220,729
Dividends and distributions payable	921,076	852,914

TOTAL LIABILITIES	272,910,524	272,310,186
Commitments and contingencies (see Note 6)
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 10,607,032 shares and 10,570,932 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	106,070	105,709
Additional paid in capital	58,930,475	58,659,799
Distributions in excess of retained earnings	(35,555,470)	(35,388,313)

Total Sotherly Hotels Inc. stockholders’ equity	23,481,075	23,377,195
Noncontrolling interest	4,092,602	4,132,662

TOTAL EQUITY	27,573,677	27,509,857

TOTAL LIABILITIES AND EQUITY	$300,484,201	$299,820,043

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
REVENUE
Rooms department	$21,336,414	$17,453,189
Food and beverage department	7,726,807	6,251,683
Other operating departments	1,912,409	1,305,517

Total revenue	30,975,630	25,010,389
EXPENSES
Hotel operating expenses
Rooms department	5,842,940	4,751,526
Food and beverage department	5,405,385	4,070,370
Other operating departments	338,179	201,507
Indirect	11,468,343	9,483,873

Total hotel operating expenses	23,054,847	18,507,276
Depreciation and amortization	2,904,391	2,434,328
Corporate general and administrative	1,451,224	1,307,790

Total operating expenses	27,410,462	22,249,394

NET OPERATING INCOME	3,565,168	2,760,995
Other income (expense)
Interest expense	(3,774,535)	(2,883,439)
Interest income	10,102	1,889
Equity income in joint venture	474,349	387,550

Net income before income taxes	275,084	266,995
Income tax benefit	438,775	735,319

Net income	713,859	1,002,314
Add: Net income attributable to the noncontrolling interest	(138,523)	(219,312)

Net income attributable to the Company	$575,336	$783,002

Net income per share attributable to the Company
Basic and diluted	$0.05	$0.08
Weighted average number of shares outstanding
Basic and diluted	10,595,801	10,225,710

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2014	10,570,932	$105,709	$58,659,799	$(35,388,313)	$4,132,662	$27,509,857
Issuance of unrestricted common stock awards	26,350	263	193,936	—	—	194,199
Issuance of restricted common stock awards	9,750	98	71,760	—	—	71,858
Amortization of restricted stock award	—	—	4,980	—	—	4,980
Dividends and distributions declared	—	—	—	(742,493)	(178,583)	(921,076)
Net income	—	—	—	575,336	138,523	713,859

Balances at March 31, 2015	10,607,032	$106,070	$58,930,475	$(35,555,470)	$4,092,602	$27,573,677

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flows from operating activities:
Net income	$713,859	$1,002,314
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,904,391	2,434,328
Equity income in joint venture	(474,349)	(387,550)
Amortization of deferred financing costs	350,396	217,815
Charges related to equity-based compensation	271,036	230,625
Changes in assets and liabilities:
Restricted cash	(223,492)	(325,124)
Accounts receivable	(1,808,004)	(823,747)
Prepaid expenses, inventory and other assets	(835,566)	(791,190)
Deferred income taxes	(496,454)	(735,319)
Accounts payable and other accrued liabilities	2,428,633	2,422,817
Advance deposits	551,491	441,704
Accounts receivable - affiliate	(44,540)	(72,692)

Net cash provided by operating activities	3,337,401	3,613,981

Cash flows from investing activities:
Acquisition of hotel properties	—	(61,106,085)
Improvements and additions to hotel properties	(4,485,857)	(1,322,677)
Distributions from joint venture	600,000	750,000
Funding of restricted cash reserves	(777,597)	(656,396)
Proceeds of restricted cash reserves	3,404,730	962,499

Net cash used in investing activities	(1,258,724)	(61,372,659)

Cash flows from financing activities:
Proceeds of mortgage debt	—	45,600,000
Proceeds of loans	—	19,000,000
Dividends and distributions paid	(852,914)	(588,197)
Payment of deferred financing costs	(617,500)	(1,712,233)
Payments on mortgage debt and loans	(1,159,671)	(909,485)

Net cash (used in) provided by financing activities	(2,630,085)	61,390,085

Net (decrease) increase in cash and cash equivalents	(551,408)	3,631,407
Cash and cash equivalents at the beginning of the period	16,634,499	9,376,628

Cash and cash equivalents at the end of the period	$16,083,091	$13,008,035

Supplemental disclosures:
Cash paid during the period for interest	$3,223,308	$2,476,016

Cash paid during the period for income taxes	$200	$23,000

Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$—	$1,500,000

Change in amount of hotel property improvements in accounts payable and accrued liabilities	$(664,159)	$(350,552)

Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$(624,117)	$(248,630)

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment in hotel properties, net	$261,129,988	$260,192,153
Investment in joint venture	1,856,456	1,982,107
Cash and cash equivalents	16,083,091	16,634,499
Restricted cash	4,218,224	6,621,864
Accounts receivable, net	3,716,765	1,908,762
Accounts receivable-affiliate	242,214	197,674
Prepaid expenses, inventory and other assets	4,149,439	3,334,401
Deferred income taxes	4,039,749	3,543,295
Deferred financing costs, net	5,048,275	5,405,288

TOTAL ASSETS	$300,484,201	$299,820,043

LIABILITIES
Mortgage loans	$204,131,986	$205,291,657
Unsecured notes	52,900,000	52,900,000
Accounts payable and other accrued liabilities	13,185,243	12,044,886
Advance deposits	1,772,219	1,220,729
Dividends and distributions payable	921,076	852,914

TOTAL LIABILITIES	272,910,524	272,310,186

Commitments and contingencies (see Note 6)

PARTNERS’ CAPITAL
General Partner: 131,586 and 131,218 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	521,554	520,791
Limited Partners: 13,026,273 and 12,990,541 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	27,052,123	26,989,066

TOTAL PARTNERS’ CAPITAL	27,573,677	27,509,857

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$300,484,201	$299,820,043

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
REVENUE
Rooms department	$21,336,414	$17,453,189
Food and beverage department	7,726,807	6,251,683
Other operating departments	1,912,409	1,305,517

Total revenue	30,975,630	25,010,389
EXPENSES
Hotel operating expenses
Rooms department	5,842,940	4,751,526
Food and beverage department	5,405,385	4,070,370
Other operating departments	338,179	201,507
Indirect	11,468,343	9,483,873

Total hotel operating expenses	23,054,847	18,507,276
Depreciation and amortization	2,904,391	2,434,328
Corporate general and administrative	1,451,224	1,307,790

Total operating expenses	27,410,462	22,249,394

NET OPERATING INCOME	3,565,168	2,760,995
Other income (expense)
Interest expense	(3,774,535)	(2,883,439)
Interest income	10,102	1,889
Equity income in joint venture	474,349	387,550

Net income before income taxes	275,084	266,995
Income tax benefit	438,775	735,319

Net income	$713,859	$1,002,314

Net income per unit
Basic and diluted	$0.05	$0.08
Weighted average number of units outstanding
Basic and diluted	13,146,628	13,089,837

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(unaudited)

	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount
Balances at December 31, 2014	131,218	$520,791	12,990,541	$26,989,066	$27,509,857
Issuance of partnership units	368	2,786	35,732	263,271	266,057
Amortization of restricted units award	—	50	—	4,930	4,980
Distributions declared	—	(9,212)	—	(911,864)	(921,076)
Net income	—	7,139	—	706,720	713,859

Balances at March 31, 2015	131,586	$521,554	13,026,273	$27,052,123	$27,573,677

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flows from operating activities:
Net income	$713,859	$1,002,314
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,904,391	2,434,328
Equity income in joint venture	(474,349)	(387,550)
Amortization of deferred financing costs	350,396	217,815
Charges related to equity-based compensation	271,036	230,625
Changes in assets and liabilities:
Restricted cash	(223,492)	(325,124)
Accounts receivable	(1,808,004)	(823,747)
Prepaid expenses, inventory and other assets	(835,566)	(791,190)
Deferred income taxes	(496,454)	(735,319)
Accounts payable and other accrued liabilities	2,428,633	2,422,817
Advance deposits	551,491	441,704
Accounts receivable - affiliate	(44,540)	(72,692)

Net cash provided by operating activities	3,337,401	3,613,981

Cash flows from investing activities:
Acquisition of hotel properties	—	(61,106,085)
Improvements and additions to hotel properties	(4,485,857)	(1,322,677)
Distributions from joint venture	600,000	750,000
Funding of restricted cash reserves	(777,597)	(656,396)
Proceeds of restricted cash reserves	3,404,730	962,499

Net cash used in investing activities	(1,258,724)	(61,372,659)

Cash flows from financing activities:
Proceeds of mortgage debt	—	45,600,000
Proceeds of loans	—	19,000,000
Distributions paid	(852,914)	(588,197)
Payment of deferred financing costs	(617,500)	(1,712,233)
Payments on mortgage debt and loans	(1,159,671)	(909,485)

Net cash (used in) provided by financing activities	(2,630,085)	61,390,085

Net (decrease) increase in cash and cash equivalents	(551,408)	3,631,407
Cash and cash equivalents at the beginning of the period	16,634,499	9,376,628

Cash and cash equivalents at the end of the period	$16,083,091	$13,008,035

Supplemental disclosures:
Cash paid during the period for interest	$3,223,308	$2,476,016

Cash paid during the period for income taxes	$200	$23,000

Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$—	$1,500,000

Change in amount of hotel property improvements in accounts payable and accrued liabilities	$(664,159)	$(350,552)

Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$(624,117)	$(248,630)

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at March 31, 2015, was approximately 80.6% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in this report to “we”, “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and prior fiscal year include the following:

On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured loan (the “Bridge Loan”) with Richmond Hill Capital Partners, LP (“Richmond Hill”) and Essex Equity Joint Investment Vehicle, LLC (collectively with Richmond Hill, the “Bridge Lenders”). The Bridge Loan bore interest at the rate of 10.0% per annum and was scheduled to mature on March 26, 2015. The loan also required mandatory prepayment upon certain events, was subject to a prepayment premium if the loan was prepaid in full or in part prior to maturity and contained limited financial covenants. The loan was secured by a lien on our interest in our subsidiary that owns the DoubleTree by Hilton Philadelphia Airport. The Bridge Loan was repaid in full in November 2014.

On March 27, 2014, we acquired the Georgian Terrace, a 326-room hotel in Atlanta, Georgia for the aggregate purchase price of approximately $61.1 million. Also included in the acquisition was a 698-space parking structure; all personal property and equipment located in or at the hotel; and a separate 0.6 acre development parcel with related development rights and improvements located thereon. In conjunction with the acquisition, we obtained a $41.5 million first mortgage from Bank of the Ozarks, of which $1.5 million of the proceeds was placed in a restricted cash reserve. The mortgage had a floating rate of interest equal to LIBOR plus 3.75%, with a 4.00% floor and required monthly payments of principal and interest on a 25-year amortization schedule following a 12-month interest-only period. The mortgage would have matured on March 27, 2017, but could have been extended for two additional 1-year period subject to certain terms and conditions. We refinanced the mortgage on the Georgian Terrace on May 5, 2015 (see Note 14).

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

On November 21, 2014, we closed on a 7.0% unsecured note offering in the aggregate amount of $25.3 million, of which a portion of the proceeds was used to repay the $19.0 million Bridge Loan, with the remainder to be used for general corporate purposes.

On November 24, 2014, we repaid the $19.0 million Bridge Loan.

On December 19, 2014, we secured $3.0 million additional proceeds on our mortgage loan on the Crowne Plaza Jacksonville Riverfront property as part of an earn-out pursuant to the terms of the existing loan agreement.

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

Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration, resulting in an impairment of approximately $3.2 million, as of December 31, 2014.

Assets Held For Sale – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

Investment in Joint Venture – Investment in joint venture represents our noncontrolling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Carlyle owns a 75.0% controlling indirect interest in these entities. We account for our investment in the joint venture under the equity method of accounting and are entitled to receive our pro rata share of annual cash flow. We also have the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2015 and December 31, 2014 were approximately $381,389 and $394,139, respectively. Amortization expense for the three months ended March 31, 2015 and 2014 was $14,459 and $10,875, respectively.

Deferred Financing and Offering Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Deferred offering costs are recorded at cost and consist of offering fees and other costs incurred in issuing equity and are reflected in prepaid expenses, inventory and other assets on the consolidated balance sheets. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations. Amortization of deferred offering costs occurs when the equity offering is complete, whereby the costs are offset against the equity funds raised in the future and included in additional paid in capital on the consolidated balance sheets, or if the offering expires and the offering costs exceed the funds raised in the offering then the excess will be included in corporate general and administrative expenses in the consolidated statements of operations.

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

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we primarily used an interest-rate swap, which was required under our then-existing credit agreement and acted as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments without exchange of the underlying principal amount. We valued our interest-rate swap at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We also use derivative instruments in the Company’s stock to obtain more favorable terms on our financing. We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our mortgage loans and unsecured notes measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2014
Investment in hotel property, net(1)	$—	$—	$6,396,787
Mortgage loans(2)	$—	$(209,994,659)	$—
Unsecured notes(3)	$(53,816,320)	$—	$—
March 31, 2015 (unaudited)
Mortgage loans(2)	$—	$(208,184,295)	$—
Unsecured notes(3)	$(55,039,000)	$—	$—

(1)	A non-recurring fair value measurement was conducted in 2014 for our investment in hotel property, which resulted in impairment charges for the year ended December 31, 2014, which represent the amount by which the carrying value of the asset group exceeded its fair value.
(2)	Mortgage loans are reflected at outstanding principal balance on our Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014.
(3)	Unsecured notes are recorded at outstanding principal balance on our Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the statement of consolidated operations pursuant to the terms of each lease. Lease revenue was approximately $0.5 million and $0.4 million, for the three months ended March 31, 2015 and 2014, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

Remaining nine months ending December 31, 2015	$899,908
December 31, 2016	1,052,301
December 31, 2017	643,123
December 31, 2018	202,615
December 31, 2019	159,520
December 31, 2020 and thereafter	619,780

Total	$3,577,247

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of March 31, 2015 and December 31, 2014, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2014. In addition, as of March 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2013.

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

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of our executives and employees, all have vested except 18,000 shares issued to the Chief Financial Officer upon execution of his employment contract which will vest pro rata on each of the next three anniversaries of the effective date of his employment agreement. All of the 81,500 restricted shares issued to the Company’s independent directors have vested. The 2004 plan was terminated in 2013.

Under the 2013 Plan, the Company has made stock awards totaling 72,850 shares, including 50,350 non-restricted shares to certain executives and employees and 22,500 restricted shares issued to its independent directors. All awards have vested except for 9,750 shares issued to the Company’s independent directors in January 2015, 750 of which will vest on April 27, 2015 and 9,000 of which will vest on December 31, 2015.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of March 31, 2015, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan for the three months ended March 31, 2015 and 2014 was $271,036 and $230,625, respectively. The 2004 Plan was terminated in April 2013.

Advertising – Advertising costs were $52,856 and $43,860 for the three months ended March 31, 2015 and 2014, respectively, and are expensed as incurred.

Comprehensive Income– Comprehensive income as defined, includes all changes in equity during a period from non-owner sources. We do not have any items of comprehensive income other than net income.

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

Reclassifications – Certain reclassifications, from accounts receivable to accounts receivable – affiliate on the consolidated statements of cash flows, have been made to the prior period balances to conform to the current period presentation.

New Accounting Pronouncements – In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03 related to ASU Subtopic 835-30, Interest- Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This guidance will be effective for annual reporting periods beginning after December 15, 2015. Other than the change in presentation of deferred financing costs from an asset to a liability, we do not expect this ASU to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02 related to ASC Topic 810, Consolidation. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance will be effective for annual reporting periods beginning after December 15, 2017. We do not expect this ASU to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 related to ASC Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update. As issued, this ASU is not effective until annual reporting periods beginning after December 15, 2016, however the FASB has proposed to defer the effective date of ASU 2014-09 such that it would be effective for annual reporting periods beginning after December 15, 2017. We do not expect this ASU to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Acquisition of Hotel Properties

Georgian Terrace Acquisition. On March 27, 2014, we acquired the 326-room Georgian Terrace in Atlanta, Georgia, for approximately $61.1 million. The allocation of the purchase price based on fair values is as follows:

Georgian Terrace
Land and land improvements	$10,127,687
Buildings and improvements	45,385,939
Furniture, fixtures and equipment	5,163,135

Investment in hotel properties	60,676,761
Restricted cash	124,658
Accounts receivable	465,287
Prepaid expenses, inventory and other assets	430,997
Accounts payable and accrued liabilities	(591,618)

Net cash	$61,106,085

The results of operations of the hotel are included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the acquisition for the period March 27, 2014 to March 31, 2014 are approximately $333,000 and $172,000, respectively. The following pro forma financial information presents the results of operations of the Company and the Operating Partnership for the three months ended March 31, 2014, as if the acquisition of the Georgian Terrace had taken place on January 1, 2014. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2014, or of future results of operations:

Three Months Ended March 31, 2014
(unaudited)
Pro forma revenues	$29,781,052
Pro forma operating expenses	26,644,824
Pro forma operating income	3,136,228
Pro forma net income (loss)	268,146
Pro forma earnings (loss) per basic and diluted share and unit	0.03
Pro forma basic and diluted common shares	10,225,710

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Land and land improvements	$37,520,810	$37,483,400
Buildings and improvements	259,929,770	257,343,516
Furniture, fixtures and equipment	39,961,030	38,762,997

	337,411,610	333,589,913
Less: accumulated depreciation and impairment	(76,281,622)	(73,397,760)

	$261,129,988	$260,192,153

5. Debt

Mortgage Debt. As of March 31, 2015 and December 31, 2014, we had approximately $204.1 million and approximately $205.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of		Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
Property	March 31, 2015 (unaudited)	December 31, 2014
Crowne Plaza Hampton Marina	$4,260,500	$4,509,500	None	06/30/2016		$83,000	(1)	5.00	%(2)
Crowne Plaza Houston Downtown	20,829,847	20,954,867	Yes(3)	04/12/2016	(4)	25 years		4.50%
Crowne Plaza Jacksonville Riverfront	16,275,005	16,358,706	None	07/10/2015	(5)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,241,320	13,317,684	None	06/18/2017		25 years		5.60%
DoubleTree by Hilton Raleigh Brownstone – University	15,230,553	15,274,284	(6)	08/01/2018		30 years		4.78%
DoubleTree by Hilton Philadelphia Airport	33,127,101	33,378,102	None	04/01/2019		25 years		LIBOR plus 3.00	%(7)
Georgian Terrace	41,500,000	41,500,000	None	03/27/2017	(8)	25 years		LIBOR plus 3.75	%(9)
Hilton Savannah DeSoto	20,964,415	21,050,093	Yes(10)	09/01/2017		25 years		6.06%
Hilton Wilmington Riverside	20,251,692	20,389,325	Yes(10)	04/01/2017		25 years		6.21%
Holiday Inn Laurel West	6,927,672	6,974,458	Yes(11)	08/05/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	11,523,881	11,584,638	(6)	01/06/2017		25 years		6.24%

Total	$204,131,986	$205,291,657

(1)	The Operating Partnership is required to make monthly principal payments of $83,000.
(2)	The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.
(3)	The note is subject to a prepayment penalty if the loan is prepaid in full or in part prior to November 13, 2015.
(4)	The note provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(5)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(6)	With limited exception, the note may not be prepaid until two months before maturity.
(7)	The note bears a minimum interest rate of 3.50%.
(8)	The note provides that the mortgage can be extended through the fourth and fifth anniversary of the commencement date of the loan, or March 27, 2018 and March 27, 2019, respectively, subject to certain conditions.
(9)	The note bears a minimum interest rate of 4.00%.
(10)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.

(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of March 31, 2015.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of March 31, 2015 were as follows:

The remaining nine month period ending December 31, 2015	$20,254,985
December 31, 2016	27,870,620
December 31, 2017	104,798,792
December 31, 2018	15,846,378
December 31, 2019	29,372,513
December 31, 2020 and thereafter	5,988,698

Total future maturities	$204,131,986

7.0% Unsecured Notes. On November 21, 2014, the Operating Partnership issued 7.0% senior unsecured notes in the aggregate amount of $25.3 million (the “7% Notes”). The indenture requires quarterly payments of interest and matures on November 15, 2019. The 7% Notes are callable after November 15, 2017 at 101% of face value.

8.0% Unsecured Notes. On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million (the “8% Notes”). The indenture requires quarterly payments of interest and matures on September 30, 2018. The 8% Notes are callable after September 30, 2016 at 101% of face value.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the three months ended March 31, 2015 and 2014 each totaled $15,866.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months ended March 31, 2015 and 2014, each totaled $23,871.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended March 31, 2015 and 2014, each totaled $651.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the three months ended March 31, 2015 and 2014, each totaled $1,505.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018. Rent expense totaled $20,920 and $17,015 for the three months ended March 31, 2015 and 2014, respectively.

We lease 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $11,151 and $12,253 for the three months ended March 31, 2015 and 2014, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between August 2015 and February 2018.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

The remaining nine month period ending December 31, 2015	$313,844
December 31, 2016	359,558
December 31, 2017	242,936
December 31, 2018	176,741
December 31, 2019	100,480
December 31, 2020 and thereafter	636,547

Total	$1,830,106

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – At March 31, 2015, each of our wholly-owned operating hotels was operated under a management agreement with Chesapeake Hospitality. Effective January 1, 2015, each of our wholly-owned hotels operated under a new master agreement as well as an individual hotel management agreement (see Note 8). Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of March 31, 2015, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between September 2015 and October 2024. On August 7, 2014, we voluntarily terminated the franchise agreement with Holiday Hospitality Franchising, LLC (IHG) for the Crowne Plaza Jacksonville Riverfront effective September 1, 2015 and recognized a termination fee of $351,800. The property is being rebranded as the DoubleTree by Hilton Jacksonville Riverfront. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the DoubleTree by Hilton Brownstone-University, the Sheraton Louisville Riverside and the Georgian Terrace an amount equal to 1/12 of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh Brownstone–University, Crowne Plaza Houston Downtown, Crowne Plaza Hampton Marina and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

Litigation – We are not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

7. Equity

Preferred Stock – The Company has authorized 1,000,000 shares of preferred stock, of which 27,650 shares were issued as Series A Cumulative Redeemable Preferred Stock, and subsequently redeemed in 2013. None of the remaining authorized shares have been issued.

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

The following is a schedule of issuances, since January 1, 2014, of the Company’s common stock:

On October 1, 2014, one holder of units in the Operating Partnership redeemed 200,000 units for an equivalent number of shares of the Company’s common stock.

During September 2014, the Company sold 16,979 shares of common stock for net proceeds of $122,793, which it contributed to the Operating Partnership for an equivalent number of units.

During August 2014, the Company sold 276 shares of common stock for net proceeds of $2,118, which it contributed to the Operating Partnership for an equivalent number of units.

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

As of March 31, 2015 and December 31, 2014, the Company had 10,607,032 and 10,570,932 shares of common stock outstanding, respectively.

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

The following is a schedule of issuances and redemptions, since January 1, 2014, of units in the Operating Partnership in addition to the issuances of units in the Operating Partnership to the Company described above:

On November 1, 2014, the Operating Partnership redeemed 3,300 units held by a trust controlled by two members of the Board of Directors for a total of $25,621, pursuant to the terms of the partnership agreement.

As of March 31, 2015 and December 31, 2014, the total number of Operating Partnership units outstanding was 13,157,859 and 13,121,759, respectively.

As of both March 31, 2015 and December 31, 2014, the total number of outstanding Operating Partnership units not owned by the Company was 2,550,827, with a fair market value for each of approximately $19.1 million, based on the price per share of the common stock on such respective dates.

8. Related Party Transactions

Chesapeake Hospitality. As of March 31, 2015, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,064,404 shares, approximately 10.0%, of the Company’s outstanding common stock as well as 1,642,958 Operating Partnership units. The indirect equity owners of Chesapeake Hospitality include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At March 31, 2015 and December 31, 2014, we were due $114,440 and $50,838, respectively, from Chesapeake Hospitality.

Shell Island Sublease – We had a sublease arrangement with Chesapeake Hospitality on our expired leasehold interests in the property at Shell Island. Leasehold revenue was $0 and $87,500 for the three month periods ended March 31, 2015 and 2014, respectively. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with Chesapeake Hospitality that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by Chesapeake Hospitality. The agreement expired on December 15, 2014, in conjunction with the execution of the new management agreements.

Management Agreements – Each of the hotels that we wholly-owned at March 31, 2015 were operated by Chesapeake Hospitality under various management agreements that were to expire between December 2014 and March 2019. Under those agreements, Chesapeake Hospitality received a base management fee of 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. The agreements also provided for an incentive management fee due annually in arrears within 90 days of the end of the fiscal year equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis for eight hotels and on an individual basis for two other hotels, for a given year exceeds the gross operating profit for the same hotel(s), for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotel(s) included in the incentive fee calculation. The management agreement for the Crowne Plaza Houston Downtown did not provide for any incentive management fee. Additionally, the management agreement for the Georgian Terrace provided for an administrative fee of $30,000 per year for as long as the adjacent parking garage is managed by a third party.

On December 15, 2014, we entered into a new master agreement and a series of individual hotel management agreements that became effective on January 1, 2015. The master agreement has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for the Crowne Plaza Houston Downtown and the Georgian Terrace will remain at 2.00% through 2015, increases to 2.25% in 2016 and increases to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio will be 2.65% through 2017 and decreases to 2.50% thereafter. For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Base management and administrative fees earned by Chesapeake Hospitality totaled $753,898 and $687,562 for the three months ended March 31, 2015 and 2014, respectively. In addition, estimated incentive management fees of $35,349 and $7,272 were accrued for the three months ended March 31, 2015 and 2014, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1.1 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.

Crowne Plaza Hollywood Beach Resort. As of March 31, 2015, we own a 25% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. The following is a summary of the transactions between Crowne Plaza Hollywood Beach Resort and us:

Accounts Receivable – At March 31, 2015 and December 31, 2014, we were due $127,774 and $146,836, respectively, from Crowne Plaza Hollywood Beach Resort.

Management Agreement – Crowne Plaza Hollywood Beach Resort is operated by Chesapeake Hospitality under a management agreement that is set to expire August 2017. Under this agreement Chesapeake Hospitality received a base management fee of 3.0% of gross revenues. Base management fees earned by Chesapeake Hospitality totaled $211,259 and $192,785 for the three months ended March 31, 2015 and 2014, respectively.

Asset Management Fee – Also, under an asset management agreement, MHI Hospitality TRS II, LLC, an indirect subsidiary of the Company, receives a fee of 1.50% of total revenue which is due on a quarterly basis for services rendered. Asset management fees for the three months ended March 31, 2015 and 2014 were $105,629 and $96,440, respectively. Unpaid asset management fees included in accounts payable and accrued liabilities at March 31, 2015 and December 31, 2014 totaled $105,629 and $73,278, respectively

Redemption of Units in Operating Partnership – During 2014, we redeemed a total of 3,300 units in our Operating Partnership held by a trust controlled by two current members and one former member of the Company’s Board of Directors for a total of $25,621 pursuant to the terms of the partnership agreement.

Bridge Lenders. A former member of the Company’s board of directors holds executive positions in Essex Equity Capital Management, LLC, an affiliate of Essex Equity Joint Investment Vehicle, LLC as well as Richmond Hill Capital Partners, LP. On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured Bridge Loan with the Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC. The Bridge Loan had a maturity date of March 26, 2015; carried a fixed interest rate of 10.0% per annum; was subject to a prepayment premium if the loan was prepaid in full or in part prior to March 26, 2015; required mandatory prepayment upon certain events; contained limited financial covenants; and was secured by a lien on 100% of the limited partnership interests in the subsidiary that owns the DoubleTree by Hilton Philadelphia Airport hotel. The Bridge Loan was repaid in full in November 2014.

Others. On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a brand manager. Compensation for the three months ended March 31, 2015 and 2014 totaled approximately $62,972 and $32,330, respectively, for all individuals.

9. Retirement Plan

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision. Contributions to the plan totaled $12,787 and $10,087 for the three months ended March 31, 2015 and 2014, respectively.

10. Unconsolidated Joint Venture

We own a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Carlyle owns a 75.0% indirect controlling interest in all these entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Investment in hotel property, net	$62,386,980	$62,823,142
Cash and cash equivalents	2,864,756	2,153,906
Restricted cash	656,008	874,111
Accounts receivable	312,533	328,755
Prepaid expenses, inventory and other assets	1,489,482	1,489,479

TOTAL ASSETS	$67,709,759	$67,669,393

LIABILITIES
Mortgage loan, net	$57,000,000	$57,000,000
Accounts payable and other accrued liabilities	2,747,942	2,195,613
Accounts payable and other accrued liabilities, member	127,774	146,836
Advance deposits	408,398	398,695

TOTAL LIABILITIES	60,284,114	59,741,144

TOTAL MEMBERS’ EQUITY	7,425,645	7,928,249

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$67,709,759	$67,669,393

	Three Months Ended March 31, 2015 (unaudited)	Three Months Ended March 31, 2014 (unaudited)
Revenue
Rooms department	$5,744,329	$5,207,846
Food and beverage department	871,287	878,212
Other operating departments	426,343	343,246

Total revenue	7,041,959	6,429,304

	Three Months Ended March 31, 2015 (unaudited)	Three Months Ended March 31, 2014 (unaudited)
Expenses
Hotel operating expenses
Rooms department	952,598	867,823
Food and beverage department	637,728	632,017
Other operating departments	166,908	162,567
Indirect	2,169,747	1,879,085

Total hotel operating expenses	3,926,981	3,541,492
Depreciation and amortization	444,576	554,736
General and administrative	127,145	136,711

Total operating expenses	4,498,702	4,232,939
Operating income	2,543,257	2,196,365
Interest expense	(645,860)	(646,163)

Net income	$1,897,397	$1,550,202

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three months ended March 31, 2015 (unaudited)	Three months ended March 31, 2014 (unaudited)
General and administrative	$2,574,104	$2,020,998
Sales and marketing	2,645,062	2,091,222
Repairs and maintenance	1,606,670	1,328,515
Utilities	1,422,778	1,201,014
Franchise fees	884,764	884,305
Management fees, including incentive	789,246	694,834
Insurance	543,386	469,190
Property taxes	952,642	741,345
Other	49,691	52,450

Total indirect hotel operating expenses	$11,468,343	$9,483,873

12. Income Taxes

The components of the income tax benefit for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	57,679	23,000

	57,679	23,000

Deferred:
Federal	(425,159)	(732,189)
State	(71,295)	(26,130)

	(496,454)	(758,319)

	$(438,775)	$(735,319)

A reconciliation of the statutory federal income tax benefit to the Company’s income tax benefit is as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(unaudited)	(unaudited)
Statutory federal income tax expense	$93,528	$90,778
Effect of non-taxable REIT income	(518,687)	(822,967)
State income tax benefit	(13,616)	(3,130)

	$(438,775)	$(735,319)

As of March 31, 2015 and December 31, 2014, we had a net deferred tax asset of approximately $4.0 million and $3.5 million, respectively, of which, approximately $3.2 million and $2.7 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized by such time. As of both March 31, 2015 and December 31, 2014, approximately $0.2 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years. The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

13. Income Per Share and Per Unit

Income per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partners and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The computation of basic and diluted earnings per share is presented below.

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(unaudited)	(unaudited)
Numerator
Net income attributable to the Company for basic and dilutive computation	$575,336	$783,002

Denominator
Weighted average number of common shares outstanding	10,595,801	10,225,710

Basic and diluted net income per share	$0.05	$0.08

Income Per Unit – The computation of basic and diluted earnings per unit is presented below.

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(unaudited)	(unaudited)
Numerator
Net income	$713,859	$1,002,314

Denominator
Weighted average number of units outstanding	13,146,628	13,089,837

Basic and diluted net income per unit	$0.05	$0.08

14. Subsequent Events

On April 1, 2015, one holder of units in the Operating Partnership redeemed a total of 100,000 units for an equivalent number of shares of the Company’s common stock.

On April 10, 2015, we paid a quarterly dividend (distribution) of $0.07 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on March 13, 2015.

On April 27, 2015, we authorized payment of a quarterly dividend (distribution) of $0.075 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of June 15, 2015. The dividend (distribution) is to be paid on July 10, 2015.

On May 1, 2015, one holder of units in the Operating Partnership redeemed a total of 50,000 units for an equivalent number of shares of the Company’s common stock.

On May 5, 2015 the Company obtained a $47.0 million mortgage with Bank of America on the Georgian Terrace in Atlanta, Georgia. The mortgage bears interest at a fixed rate of 4.42% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule. The maturity date is June 1, 2025. The Company used the proceeds of the mortgage to repay the existing first mortgage and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at the Georgian Terrace and for general corporate purposes.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, with 3,009 rooms, ten of which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn, and one independent hotel. Eleven of these hotels, totaling 2,698 rooms, are 100% owned by subsidiaries of the Operating Partnership. We also own a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. As of March 31, 2014, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Houston Downtown	259	Houston, TX	November 13, 2013	Upscale
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent(1)
DoubleTree by Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upper Upscale
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004	Upper Mid-Scale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale

	2,698
Joint Venture Property
Crowne Plaza Hollywood Beach Resort(2)	311	Hollywood, FL	August 9, 2007	Upscale

Total	3,009

(1)	We believe that the Georgian Terrace would carry a chain scale designation of upper upscale if it were a branded hotel.
(2)	We own this hotel through a joint venture in which we have a 25.0% interest.

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 80.6% interest in our Operating Partnership, with the remaining interest being held by limited partners who were the contributors of our initial properties and related assets.

To qualify as a REIT, we cannot operate hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessees, which are wholly owned subsidiaries of the Operating Partnership. Our TRS Lessees then engage an eligible independent hotel management company to operate the hotels under a management agreement. Our TRS Lessee has engaged Chesapeake Hospitality to manage our wholly-owned hotels. Our TRS Lessees, and their parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

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

RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (such as housekeeping services, laundry, utilities, room supplies, franchise fees, management fees, credit card commissions and reserve expenses), but could also result in increased non-room revenue from the hotel’s restaurant, banquet or parking facilities. Changes in RevPAR that are primarily driven by changes in ADR typically have a greater impact on operating margins and profitability as they do not generate all of the additional variable operating costs associated with higher occupancy.

We also use FFO, Adjusted FFO and Hotel EBITDA as a measure of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for each of the three months ended March 31, 2015 and 2014 for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the ten wholly-owned properties that were under our control during all of 2014 and the three months ended March 31, 2015 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Georgian Terrace, which was acquired in March 2014. Each table excludes performance data for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture and in which we have a 25.0% indirect interest.

	Three months ended March 31, 2015	Three months ended March 31, 2014
Actual Portfolio Metrics
Occupancy %	68.3%	67.3%
ADR	$128.65	$120.60
RevPAR	$87.87	$81.14
Same-Store Portfolio Metrics
Occupancy %	68.4%	67.2%
ADR	$124.08	$120.28
RevPAR	$84.82	$80.83

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Revenue. Total revenue for the three months ended March 31, 2015 increased approximately $6.0 million, or 23.9%, to approximately $31.0 million compared to total revenue of approximately $25.0 million for the three months ended March 31, 2014. Increases in revenue at our properties in Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina; Jacksonville, Florida; Jeffersonville, Indiana; Hampton, Virginia; plus the newly acquired property in Atlanta, Georgia, were offset by decreases in revenue at the four remaining properties and the Shell Island Sublease.

Room revenue increased approximately $3.8 million, or 22.2%, to approximately $21.3 million for the three months ended March 31, 2015 compared to room revenue of approximately $17.5 million for the three months ended March 31, 2014. The increase in room revenue for the three months ended March 31, 2015 resulted mainly from the acquired property in Atlanta, Georgia, accounting for an increase of approximately $3.0 million for the period. In addition, favorable results from our same-store properties reflected a 1.7% increase in occupancy, a 3.2% increase in ADR and a 4.9% increase in RevPAR, as compared to the same period in 2014. Our properties in Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina; Jacksonville, Florida; Jeffersonville, Indiana; Houston, Texas and Tampa, Florida experienced a significant increase in room revenue, offset by decreases at our properties in Philadelphia, Pennsylvania and Laurel, Maryland.

Food and beverage revenues increased approximately $1.4 million, or 23.6%, to approximately $7.7 million for the three months ended March 31, 2015 compared to food and beverage revenues of approximately $6.3 million for the three months ended March 31, 2014. The increase in food and beverage revenues for the three months ended March 31, 2015 resulted principally from our recently acquired property in Atlanta, Georgia, accounting for an increase of approximately $1.7 million for the period. This increase and other increases in food and beverage revenue at our properties in Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina; Laurel, Maryland and Hampton, Virginia were offset by decreases in food and beverage revenue at our other properties.

Revenue from other operating departments increased approximately $0.6 million, or 46.49%, to approximately $1.9 million for the three months ended March 31, 2015 compared to revenue from other operating departments of approximately $1.3 million for the three months ended March 31, 2014. The increase in revenue from other operating departments for the three months ended March 31, 2015 was substantially related to our hotel in Atlanta, Georgia.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $23.1 million for the three months ended March 31, 2015, an increase of approximately $4.6 million, or 24.6%, compared to total hotel operating expenses of approximately $18.5 million for the three months ended March 31, 2014. The increase in hotel operating expenses for the three months ended March 31, 2015 was substantially related to our recently acquired property in Atlanta, Georgia, accounting for an increase of approximately $4.9 million in expenses for the three months ended March 31, 2015, offset by a decrease in hotel operating expenses at our same-store properties of approximately $0.3 million compared to the three months ended March 31, 2014.

Rooms expense for the three months ended March 31, 2015 increased approximately $1.0 million, or 23.0%, to approximately $5.8 million compared to rooms expense for the three months ended March 31, 2014 of approximately $4.8 million. The increase in rooms expense for the three months ended March 31, 2015 was substantially related to our recently acquired property in Atlanta, Georgia, accounting for approximately $0.9 million of the increase.

Food and beverage expenses for the three months ended March 31, 2015 increased approximately $1.3 million, or 32.8%, to approximately $5.4 million compared to food and beverage expenses of approximately $4.1 million for the three months ended March 31, 2014. The increase in food and beverage expenses for the three months ended March 31, 2015 was substantially related to our recently acquired property in Atlanta, Georgia, which accounted for approximately $1.4 million of the increase, offset by net decreases in food and beverage expenses at our remaining properties.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2015 increased approximately $2.0 million, or 20.8%, to approximately $11.5 million compared to indirect expenses of approximately $9.5 million for the three months ended March 31, 2014. The increase in indirect expenses for the three months ended March 31, 2015 was substantially related to our recently acquired property in Atlanta, Georgia, accounting for an increase of approximately $1.5 million in indirect expenses for the three months ended March 31, 2015.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2015 increased approximately $0.5 million, or 19.3%, to $2.9 million compared to depreciation and amortization of approximately $2.4 million for the three months ended March 31, 2014. The increase was mostly attributable to depreciation and amortization related to our property in Atlanta, Georgia, which we acquired in March 2014.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2015 increased approximately $0.2 million, or 11.0%, to approximately $1.5 million compared to corporate general and administrative expenses of approximately $1.3 million for the three months ended March 31, 2014. The increase in corporate general and administrative expenses was mainly due to additional staffing and audit fees.

Interest Expense. Interest expense for the three months ended March 31, 2015 increased approximately $0.9 million, or 30.9%, to approximately $3.8 million compared to interest expense of approximately $2.9 million for the three months ended March 31, 2014. The increase in interest expense for the three months ended March 31, 2015 was substantially related to our recently acquired property in Atlanta, Georgia and the 7% Notes, accounting for approximately$0.8 million of the increase.

Equity Income in Joint Venture. Equity income in joint venture for the three months ended March 31, 2015 represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the three months ended March 31, 2015, we realized net income of approximately $0.5 million related to our 25.0% interest compared to net income of approximately $0.4 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, the hotel reported occupancy of 87.5%, ADR of $234.55 and RevPAR of $205.23. This compares with results reported by the hotel for the three months ended March 31, 2014 of occupancy of 89.6%, ADR of $207.62 and RevPAR of $186.06.

Income Taxes. We had an income tax benefit of approximately $0.4 million for the three months ended March 31, 2015 compared to an income tax benefit of approximately $0.7 million for the three months ended March 31, 2014. The income tax benefit is primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized a lesser operating loss for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Net Income. We realized net income for the three months ended March 31, 2015 of approximately $0.7 million compared to total net income of approximately $1.0 million for the three months ended March 31, 2014 as a result of the operating results discussed above.

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

The following is a reconciliation of net loss to FFO and Adjusted FFO for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net income	$713,859	$1,002,314
Depreciation and amortization	2,904,391	2,434,328
Equity in depreciation and amortization of joint venture	111,144	138,684

FFO	$3,729,394	$3,575,326
Increase in deferred income taxes	(496,454)	(735,319)
Acquisition costs	—	155,187

Adjusted FFO	$3,232,940	$2,995,194

(1)	Includes equity in unrealized loss on hedging activities of joint venture.
(2)	Reflected in interest expense for the periods presented above.

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net income	$713,859	$1,002,314
Interest expense	3,774,535	2,883,439
Interest income	(10,102)	(1,889)
Income tax benefit	(438,775)	(735,319)
Depreciation and amortization	2,904,391	2,434,328
Equity in earnings of joint venture	(474,349)	(387,550)
Corporate general and administrative	1,451,224	1,307,790
Net lease rental income	—	(87,500)
Other fee income	(105,629)	(96,440)

Hotel EBITDA	$7,815,154	$6,319,173

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the three months ended March 31, 2015 was approximately $3.3 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. During the three months ended March 31, 2015 we spent approximately $4.5 million on capital expenditures, of which, approximately $0.8 million related to the routine replacement of furniture, fixtures and equipment and $3.7 million related to renovation of our properties in Atlanta, Georgia; Houston, Texas; Laurel, Maryland; Philadelphia, Pennsylvania and Jacksonville, Florida. We also contributed approximately $0.8 million during the three months ended March 31, 2015 into reserves required by the lenders for seven of our hotels according to the provisions of their respective loan agreements. During the three months ended March 31, 2015, we received reimbursements from those reserves of approximately $3.4 million for capital expenditures related to those properties for periods ending on or before December 31, 2014.

Financing Activities. Cash flow used in financing activities for the three months ended March 31, 2015 was approximately $2.6 million. This outflow was mainly for mortgage payments of $1.2 million, dividend and distribution payments of $0.9 million and payments of deferred financing costs of $0.6 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. Below is a description of capital expenditures by property:

•	We expect additional capital expenditures of $2.0 million for the remainder of 2015 related to the anticipated rebranding by September 2015 of the Crowne Plaza Jacksonville Riverfront as a DoubleTree by Hilton.

•	At the Company’s hotel in Houston, Texas, renovations of the guestrooms and public spaces totaling an estimated $4.8 million are underway. As of March 31, 2015, the Company had incurred costs totaling approximately $1.4 million toward this renovation. Renovations are expected to be completed by March 2016.

•	At the Company’s hotel in Atlanta, Georgia, an estimated $6.8 million guestroom renovation is underway. As of March 31, 2015, the Company had incurred costs totaling approximately $3.6 million toward this renovation. Renovations are expected to be completed in February 2016.

•	At the Company’s hotel in Laurel, Maryland, an estimated $4.5 million renovation and product improvement plan is underway in anticipation of the previously announced rebranding to the DoubleTree by Hilton Laurel. As of March 31, 2015, the Company had incurred costs totaling approximately $1.1 million toward this renovation. Renovations are expected to be completed in December 2015.

Given our desire to proceed with the renovation activities at our properties in Laurel, Maryland; Jacksonville, Florida; Houston, Texas and Atlanta, Georgia, we aim to restrict all other capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2015.

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

Liquidity and Capital Resources

As of March 31, 2015, we had total cash of approximately $20.3 million, of which approximately $16.1 million was in cash and cash equivalents and approximately $4.2 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted. We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

On May 5, 2015 the Company obtained a $47.0 million mortgage with Bank of America on the Georgian Terrace in Atlanta, Georgia. The mortgage bears interest at a fixed rate of 4.42% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule. The maturity date is June 1, 2025. The Company used the proceeds of the mortgage to repay the existing first mortgage and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at the Georgian Terrace and for general corporate purposes.

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

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions, our medium and long-term needs will generally include the repayment of the Notes (which are callable after September 30, 2016 with regard to the 8% Notes and November 15, 2017 with regard to the 7% Notes) and the retirement of maturing mortgage debt. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

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

As of March 31, 2015, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

Unsecured Notes

The indentures for the Notes contains certain covenants and restrictions that require us to meet certain financial ratios. We are not permitted to incur any Debt (other than intercompany Debt), as defined in the indentures, if, immediately after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, the ratio of the aggregate principal amount of all outstanding Debt to Adjusted Total Asset Value, as defined in the indentures, would be greater than 0.65 to 1.0. In addition, we are not permitted to incur any Debt if the ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense, both as defined in the indentures, on the date on which such additional Debt is to be incurred, on a pro-forma basis, after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, would be less than 1.50 to 1.0.

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015	December 31, 2014
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income (loss)(1)	$(1,026,964)	$(738,509)
Interest expense(1)	16,359,046	14,636,870
Loss on debt extinguishment	—	831,079
Provision for taxes(1)	(1,431,179)	(1,727,723)
Equity in (income) loss of joint venture(1)	(394,168)	(307,370)
Impairment of investment in hotel properties, net(1)	3,175,000	3,175,000
Depreciation and amortization(1)	12,439,347	11,969,284
Corporate general and administrative expenses(1)	5,229,382	5,085,949

Consolidated Income Available for Debt Service(1)	$34,350,464	32,924,580
Less: Income of Non-Stabilized Assets (1)(2)	(4,331,780)	(8,961,209)

Stabilized Consolidated Income Available for Debt Service (1)	$30,018,684	$23,963,361

Interest expense(1)	16,359,046	$14,636,870
Loss on debt extinguishment	—	831,079
Amortization of issuance costs(1)(2)	(1,561,255)	(1,428,674)

Consolidated Interest Expense(1)	$14,797,791	14,039,275
Less: Interest expense of Non-Stabilized Assets(1)(2)	(1,202,628)	(2,444,937)

Stabilized Consolidated Interest Expense(1)	$13,595,163	$11,594,338

Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.21	2.07
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$204,131,986	$205,291,657
Unsecured notes	52,900,000	52,900,000

Total debt	$257,031,986	$258,191,657

Stabilized Consolidated Income Available for Debt Service(1)(2)	$30,018,684	$23,963,361
Capitalization Rate	7.5%	7.5%

	400,249,107	319,511,493
Non-Stabilized Assets	70,000,000	146,440,000
Total cash	20,301,315	23,256,363

Adjusted Total Asset Value	$490,550,422	$489,207,856

Ratio of Debt to Adjusted Total Asset Value	0.52	0.53
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.
(2)	As permitted by the indentures, the DoubleTree by Hilton Philadelphia Airport, for the period ended March 31, 2015, and the DoubleTree by Hilton Philadelphia Airport and the Georgian Terrace, for the period ended December 31, 2014, are considered non-stabilized assets for purposes of the financial covenants.

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

In January 2015, we increased the quarterly dividend (distribution) to $0.07 per common share (and unit).

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

The property is currently encumbered by a $57.0 million mortgage which matures in January 2017, requires monthly payments of interest at a rate of LIBOR plus additional interest of 3.95%. The Crowne Plaza Hollywood Beach Resort secures the mortgage.

Carlyle owns a 75.0% controlling interest in the JV Owner and the Joint Venture Lessee. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach Resort without our consent. We account for our noncontrolling 25.0% interest in all of these entities under the equity method of accounting.

Inflation

We generate revenues primarily from lease payments from our TRS Lessees and net income from the operations of our TRS Lessees. Therefore, we rely primarily on the performance of the individual properties and the ability of the management company to increase revenues and to keep pace with inflation. Operators of hotels, in general, possess the ability to adjust room rates daily to keep pace with inflation. However, competitive pressures at some or all of our hotels may limit the ability of the management company to raise room rates.

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

There were no charges for impairment of hotel properties recorded for the three months ended March 31, 2015.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2015. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations, and future plans are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward-looking. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions that affect occupancy rates and revenues at our hotels and the demand for hotel products and services;

•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs;

•	the magnitude and sustainability of the economic recovery in the hospitality industry and in the markets in which we operate;

•	the availability and terms of financing and capital and the general volatility of the securities markets;

•	risks associated with the level of our indebtedness and our ability to meet covenants in our debt agreements and, if necessary, to refinance or seek an extension of the maturity of such indebtedness or modify such debt agreements;

•	management and performance of our hotels;

•	risks associated with remediating and maintaining our system of internal controls;

•	risks associated with the conflicts of interest of the Company’s officers and directors;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	risks associated with our ability to maintain our franchise agreements with our third party franchisors;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	our ability to successfully expand into new markets;

•	legislative/regulatory changes, including changes to laws governing taxation of REITs;

•	the Company’s ability to maintain its qualification as a REIT; and

•	our ability to maintain adequate insurance coverage.

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

As of March 31, 2015, we had approximately $166.1 million of fixed-rate debt and approximately $90.9 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.15%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month and 3-month LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the DoubleTree by Hilton Philadelphia Airport and the Georgian Terrace, of 0.50% and 0.25%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on the mortgage on the DoubleTree by Hilton Philadelphia Airport, the mortgage on the Crowne Plaza Jacksonville Riverfront and the mortgage on the Georgian Terrace remains at approximately $90.9 million, the balance at March 31, 2015, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and 3-month LIBOR would be approximately $822,000.

As of December 31, 2014, we had approximately $167.0 million of fixed-rate debt and approximately $91.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.14%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the DoubleTree by Hilton Philadelphia Airport and the Georgian Terrace, of 0.50% and 0.25%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on our mortgage on the Georgian Terrace, the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the Crowne Plaza Jacksonville Riverfront remain at approximately $91.2 million, the balance at December 31, 2014, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $798,000.

Item 4.	Controls and Procedures

Sotherly Hotels Inc.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Controls Over Financial Reporting in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2014, which continues to exist at March 31, 2015.

Remediation of Material Weakness in Internal Control over Financial Reporting

The Company is in the process of improving its controls to remediate the material weakness that existed as of December 31, 2014. The actions being taken are subject to ongoing senior management review, as well as audit committee oversight. These remediation actions include: (i) increasing the staffing of the Company’s internal accounting department, including the addition of an internal auditor, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions, and (iii) implementing enhanced documentation policies and procedures to be followed by the accounting department and outside independent consultants. While some of the remediation actions are in process, this will take time to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of March 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 1992 Internal Control-Integrated Framework. Management has determined that the Company’s internal control over financial reporting was not effective because a material weakness in its internal control over financial reporting as described above existed at March 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There has been no change in Sotherly Hotels Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotels Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting.

Sotherly Hotels LP

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Controls Over Financial Reporting in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2014, which continues to exist at March 31, 2015.

Remediation of Material Weakness in Internal Control over Financial Reporting

The Operating Partnership is in the process of improving its controls to remediate the material weakness that existed as of December 31, 2014. The actions being taken are subject to ongoing senior management review, as well as audit committee oversight. These remediation actions include: (i) increasing the staffing of the Operating Partnership’s internal accounting department, including the addition of an internal auditor, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions, and (iii) implementing enhanced documentation policies and procedures to be followed by the accounting department and outside independent consultants. While some of the remediation actions are in process, this will take time to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act). The Operating Partnership’s management assessed the effectiveness over internal control over financial reporting as of March 31, 2015. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 1992 Internal Control-Integrated Framework. Management has determined that the Operating Partnership’s internal control over financial reporting was not effective because a material weakness in its internal control over financial reporting as described above existed at March 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There has been no change in Sotherly Hotels LP’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotels LP’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels LP’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP. (6)

4.7	Indenture between Sotherly Hotels LP and Wilmington Trust, National Association, as trustee. (6)

4.8	Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014. (7)

4.9	First Supplemental Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014. (7)

Exhibit Number	Description of Exhibit

4.10	7.00% Senior Unsecured Note due 2019, issued by Sotherly Hotels LP. (8)

10.2C	Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims, dated January 12, 2015. (9)*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.

(5)	Incorporated by reference to the document previously filed as Exhibit 3.3 to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013. (333-189821).
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.
(8)	Incorporated by reference to the document previously filed as Exhibit 4.10 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2015.
(9)	Incorporated by reference to the document previously filed as Exhibit 10.2A to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2015.
*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: May 14, 2015	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

		By:	SOTHERLY HOTELS INC.
Its General Partner

Date: May 14, 2015	By:		/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:		/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP. (6)

4.7	Indenture between Sotherly Hotels LP and Wilmington Trust, National Association, as trustee. (6)

4.8	Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014. (7)

4.9	First Supplemental Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014. (7)

4.10	7.00% Senior Unsecured Note due 2019, issued by Sotherly Hotels LP. (8)

10.2C	Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims, dated January 12, 2015. (9)*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873).
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Sotherly’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Sotherly’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(5)	Incorporated by reference to the document previously filed as Exhibit 3.3 to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013. (333-189821).
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.
(8)	Incorporated by reference to the document previously filed as Exhibit 4.10 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2015.
(9)	Incorporated by reference to the document previously filed as Exhibit 10.2A to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2015.
*	Denotes management contract and/or compensatory plan/arrangement.