Form 10-Q
period 2015-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2015-08-12
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, there were 14,290,714 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2015 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

•	combined reports better reflect how management and investors view the business as a single operating unit;
•	combined reports enhance investors' understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;
•	combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and
•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Equity; and
•	Note 13 – Income (Loss) Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment in hotel properties, net	$263,831,439	$260,192,153
Investment in joint venture	1,880,824	1,982,107
Cash and cash equivalents	17,274,676	16,634,499
Restricted cash	6,817,281	6,621,864
Accounts receivable	4,203,338	1,908,762
Accounts receivable-affiliate	156,940	197,674
Prepaid expenses, inventory and other assets	3,792,347	3,334,401
Deferred income taxes	3,134,491	3,543,295
Deferred financing costs, net	4,331,736	5,405,288
TOTAL ASSETS	$305,423,072	$299,820,043
LIABILITIES
Mortgage loans	$208,434,927	$205,291,657
Unsecured notes	52,900,000	52,900,000
Accounts payable and accrued expenses	12,439,225	12,044,886
Advance deposits	1,628,919	1,220,729
Dividends and distributions payable	995,408	852,914
TOTAL LIABILITIES	$276,398,479	$272,310,186
Commitments and contingencies (see Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 10,855,714 shares and 10,570,932 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	108,557	105,709
Additional paid in capital	59,854,743	58,659,799
Distributions in excess of retained earnings	(34,938,539)	(35,388,313)
Total Sotherly Hotels Inc. stockholders’ equity	25,024,761	23,377,195
Noncontrolling interest	3,999,832	4,132,662
TOTAL EQUITY	29,024,593	27,509,857
TOTAL LIABILITIES AND OWNERS' EQUITY	$305,423,072	$299,820,043

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUE
Rooms department	$26,351,371	$25,416,248	$47,687,785	$42,869,437
Food and beverage department	8,605,316	9,020,055	16,332,123	15,271,738
Other operating departments	1,908,421	1,903,398	3,820,830	3,208,915
Total revenue	36,865,108	36,339,701	67,840,738	61,350,090
EXPENSES
Hotel operating expenses
Rooms department	6,498,077	6,278,583	12,341,017	11,030,109
Food and beverage department	5,700,236	5,936,451	11,105,621	10,006,821
Other operating departments	362,987	335,502	701,166	537,008
Indirect	12,332,869	12,189,910	23,801,212	21,673,784
Total hotel operating expenses	24,894,169	24,740,446	47,949,016	43,247,722
Depreciation and amortization	3,304,906	2,988,968	6,209,297	5,423,296
Corporate general and administrative	1,490,380	1,391,206	2,941,604	2,698,997
Total operating expenses	29,689,455	29,120,620	57,099,917	51,370,015
NET OPERATING INCOME	7,175,653	7,219,081	10,740,821	9,980,075
Other income (expense)
Interest expense	(3,840,435)	(3,925,428)	(7,614,970)	(6,808,867)
Interest income	15,308	5,267	25,409	7,156
Equity income in joint venture	24,368	17,417	498,717	404,968
Loss on early debt extinguishment	(698,083)	-	(698,083)	-
Gain on involuntary conversion of asset	37,833	-	37,833	-
Net income before income taxes	2,714,644	3,316,337	2,989,727	3,583,332
Income tax (provision) benefit	(955,535)	(563,782)	(516,760)	171,537
Net income	1,759,109	2,752,555	2,472,967	3,754,869
Less: Net income attributable to the noncontrolling interest	(327,999)	(585,866)	(466,523)	(805,178)
Net income attributable to the Company	$1,431,110	$2,166,689	$2,006,444	$2,949,691
Net income per share attributable to the Company
Basic and diluted	$0.13	$0.21	$0.19	$0.29

Weighted average number of shares outstanding
Basic and diluted	10,768,730	10,353,677	10,682,743	10,290,047

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

			Additional	Distributions
	Common Stock		Paid-	in Excess of	Noncontrolling
	Shares	Par Value	In Capital	Retained Earnings	Interest	Total
Balances at December 31, 2014	10,570,932	$105,709	$58,659,799	$(35,388,313)	$4,132,662	$27,509,857
Issuance of unrestricted common stock awards	26,350	263	193,936	-	-	194,199
Issuance of restricted common stock awards	9,750	98	71,760	-	-	71,858
Issuance of common stock from ATM sales	98,682	987	681,223	-	-	682,210
Conversion of units into common stock	150,000	1,500	238,065	-	(239,565)	-
Amortization of restricted stock award	-	-	9,960	-	-	9,960
Dividends and distributions declared	-	-	-	(1,556,670)	(359,788)	(1,916,458)
Net income	-	-	-	2,006,444	466,523	2,472,967
Balances at June 30, 2015	10,855,714	$108,557	$59,854,743	$(34,938,539)	$3,999,832	$29,024,593

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$2,472,967	$3,754,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,209,297	5,423,296
Equity income in joint venture	(498,717)	(404,968)
Amortization of deferred financing costs	1,384,332	613,279
Charges related to equity-based compensation	276,016	235,605
Changes in assets and liabilities:
Restricted cash	(417,603)	(1,018,062)
Accounts receivable	(2,294,576)	(1,705,481)
Prepaid expenses, inventory and other assets	(467,358)	(1,063,887)
Deferred income taxes	408,804	(307,245)
Accounts payable and other accrued liabilities	1,844,024	6,455,198
Advance deposits	408,191	438,763
Accounts receivable - affiliate	40,734	(55,559)
Net cash provided by operating activities	9,366,111	12,365,808
Cash flows from investing activities:
Acquisition of hotel properties	-	(61,106,085)
Improvements and additions to hotel properties	(10,702,570)	(2,559,086)
Distributions from joint venture	600,000	750,000
Funding of restricted cash reserves	(3,715,397)	(1,652,014)
Proceeds from involuntary conversion of assets	37,833	-
Proceeds of restricted cash reserves	3,937,582	1,727,194
Net cash used in investing activities	(9,842,552)	(62,839,991)
Cash flows from financing activities:
Proceeds of mortgage debt	47,000,000	45,600,000
Proceeds of loans	-	19,000,000
Proceeds from the sale of common stock	682,210	-
Dividends and distributions paid	(1,773,965)	(1,178,049)
Payment of deferred financing costs	(934,897)	(1,686,615)
Payments on mortgage debt and loans	(43,856,730)	(2,712,097)
Net cash provided by financing activities	1,116,618	59,023,239
Net increase in cash and cash equivalents	640,177	8,549,056
Cash and cash equivalents at the beginning of the period	16,634,499	9,376,628
Cash and cash equivalents at the end of the period	$17,274,676	$17,925,684
Supplemental disclosures:
Cash paid during the period for interest	$6,019,832	$5,515,200
Cash paid during the period for income taxes	$97,200	$221,157
Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$-	$1,500,000
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$633,167	$-
Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$-	$-

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment in hotel properties, net	$263,831,439	$260,192,153
Investment in joint venture	1,880,824	1,982,107
Cash and cash equivalents	17,274,676	16,634,499
Restricted cash	6,817,281	6,621,864
Accounts receivable, net	4,203,338	1,908,762
Accounts receivable-affiliate	156,940	197,674
Prepaid expenses, inventory and other assets	3,792,347	3,334,401
Deferred income taxes	3,134,491	3,543,295
Deferred financing costs, net	4,331,736	5,405,288
TOTAL ASSETS	$305,423,072	$299,820,043
LIABILITIES
Mortgage loans	$208,434,927	$205,291,657
Unsecured notes	52,900,000	52,900,000
Accounts payable and other accrued liabilities	12,439,225	12,044,886
Advance deposits	1,628,919	1,220,729
Dividends and distributions payable	995,408	852,914
TOTAL LIABILITIES	$276,398,479	$272,310,186

Commitments and contingencies (see Note 6)

PARTNERS’ CAPITAL
General Partner: 132,573 and 131,218 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	536,014	520,791
Limited Partners: 13,123,968 and 12,990,541 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	28,488,579	26,989,066
TOTAL PARTNERS’ CAPITAL	29,024,593	27,509,857
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$305,423,072	$299,820,043

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUE
Rooms department	$26,351,371	$25,416,248	$47,687,785	$42,869,437
Food and beverage department	8,605,316	9,020,055	16,332,123	15,271,738
Other operating departments	1,908,421	1,903,398	3,820,830	3,208,915
Total revenue	36,865,108	36,339,701	67,840,738	61,350,090
EXPENSES
Hotel operating expenses
Rooms department	6,498,077	6,278,583	12,341,017	11,030,109
Food and beverage department	5,700,236	5,936,451	11,105,621	10,006,821
Other operating departments	362,987	335,502	701,166	537,008
Indirect	12,332,869	12,189,910	23,801,212	21,673,784
Total hotel operating expenses	24,894,169	24,740,446	47,949,016	43,247,722
Depreciation and amortization	3,304,906	2,988,968	6,209,297	5,423,296
Corporate general and administrative	1,490,380	1,391,206	2,941,603	2,698,997
Total operating expenses	29,689,455	29,120,620	57,099,916	51,370,015
NET OPERATING INCOME	7,175,653	7,219,081	10,740,822	9,980,075
Other income (expense)
Interest expense	(3,840,435)	(3,925,428)	(7,614,970)	(6,808,867)
Interest income	15,308	5,267	25,408	7,156
Equity income in joint venture	24,368	17,417	498,717	404,968
Loss on early debt extinguishment	(698,083)	-	(698,083)	-
Gain on involuntary conversion of asset	37,833	-	37,833	-
Net income before income taxes	2,714,644	3,316,337	2,989,727	3,583,332
Income tax benefit (provision)	(955,535)	(563,782)	(516,760)	171,537
Net income	$1,759,109	$2,752,555	$2,472,967	$3,754,869
Net income per unit
Basic and diluted	$0.13	$0.21	$0.19	$0.29

Weighted average number of units outstanding
Basic and diluted	13,052,524	13,107,804	13,099,316	13,098,870

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(unaudited)

	General Partner		Limited Partner
	Units	Amount	Units	Amounts	Total
Balances at December 31, 2014	131,218	$520,791	12,990,541	$26,989,066	$27,509,857
Issuance of partnership units	1,355	9,607	133,427	938,660	948,267
Amortization of restricted units award	—	50	—	9,910	9,960
Distributions declared	—	(19,165)	—	(1,897,293)	(1,916,458)
Net income	—	24,731	—	2,448,236	2,472,967
Balances at June 30, 2015	132,573	$536,014	13,123,968	$28,488,579	$29,024,593

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$2,472,967	$3,754,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,209,297	5,423,296
Equity income in joint venture	(498,717)	(404,968)
Amortization of deferred financing costs	1,384,332	613,279
Charges related to equity-based compensation	276,016	235,605
Changes in assets and liabilities:
Restricted cash	(417,603)	(1,018,062)
Accounts receivable	(2,294,576)	(1,705,481)
Prepaid expenses, inventory and other assets	(467,358)	(1,063,887)
Deferred income taxes	408,804	(307,245)
Accounts payable and other accrued liabilities	1,844,024	6,455,198
Advance deposits	408,191	438,763
Accounts receivable - affiliate	40,734	(55,559)
Net cash provided by operating activities	9,366,111	12,365,808
Cash flows from investing activities:
Acquisition of hotel properties	-	(61,106,085)
Improvements and additions to hotel properties	(10,702,570)	(2,559,086)
Distributions from joint venture	600,000	750,000
Funding of restricted cash reserves	(3,715,397)	(1,652,014)
Proceeds from involuntary conversion of assets	37,833	-
Proceeds of restricted cash reserves	3,937,582	1,727,194
Net cash used in investing activities	(9,842,552)	(62,839,991)
Cash flows from financing activities:
Proceeds of mortgage debt	47,000,000	45,600,000
Proceeds of loans	-	19,000,000
Proceeds from the issuance of units	682,210	-
Distributions paid	(1,773,965)	(1,178,049)
Payment of deferred financing costs	(934,897)	(1,686,615)
Payments on mortgage debt and loans	(43,856,730)	(2,712,097)
Net cash provided by financing activities	1,116,618	59,023,239
Net increase in cash and cash equivalents	640,177	8,549,056
Cash and cash equivalents at the beginning of the period	16,634,499	9,376,628
Cash and cash equivalents at the end of the period	$17,274,676	$17,925,684
Supplemental disclosures:
Cash paid during the period for interest	$6,019,832	$5,515,200
Cash paid during the period for income taxes	$97,200	$221,157
Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$-	$1,500,000
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$633,167	$-
Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$-	$-

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

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP, formerly MHI Hospitality, L.P. (the “Operating Partnership”).  The Company and the Operating Partnership as of June 30, 2015, also owned a 25.0% noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with CRP/MHI Holdings, LLC, an affiliate of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”).

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at June 30, 2015, was approximately 81.9% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On March 27, 2014, we acquired the Georgian Terrace, a 326-room hotel in Atlanta, Georgia for the aggregate purchase price of approximately $61.1 million. Also included in the acquisition was a 698-space parking structure; all personal property and equipment located in or at the hotel; and a separate 0.6 acre development parcel with related development rights and improvements located thereon.  In conjunction with the acquisition, we obtained a $41.5 million first mortgage from Bank of the Ozarks, of which $1.5 million of the proceeds was placed in a restricted cash reserve.  The mortgage had a floating rate of interest equal to LIBOR plus 3.75%, with a 4.00% floor and required monthly payments of principal and interest on a 25-year amortization schedule following a 12-month interest-only period.  The mortgage would have matured on March 27, 2017, but could have been extended for two additional 1-year period subject to certain terms and conditions.  We refinanced the mortgage on the Georgian Terrace on May 5, 2015, see below.

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

On May 5, 2015, we entered into a mortgage loan agreement to secure a $47.0 million mortgage loan on the Georgian Terrace with Bank of America, N.A.  The Company used the proceeds to repay the existing first mortgage on the Georgian Terrace, to pay closing costs and the remainder of the proceeds to partially fund ongoing renovations at the Georgian Terrace and for general corporate purposes.

On June 25, 2015, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Sandler O’Neill & Partners, L.P. as representative of the several underwriters listed therein (collectively, the “Underwriters”), relating to the issuance and sale (the “Offering”) of 3,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Shares”). In addition, the Underwriting Agreement provided the Underwriters a 30-day option to purchase up to an additional 450,000 shares of common stock from the Company to cover over-allotments. The issuance and sale of the Shares was completed on July 1, 2015. The net proceeds from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $22.7 million.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2015 and December 31, 2014 were approximately $368,639 and $394,139, respectively. Amortization expense for the three month periods ended June 30, 2015 and 2014 totaled $12,750 and $10,875, respectively, and for the six month periods ended June 30, 2015 and 2014 totaled $25,500 and $21,750, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our mortgage loans and unsecured notes measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2014
Investment in hotel property, net(1)	$—	$—	$6,396,787
Mortgage loans(2)	$—	$(209,994,659)	$—
Unsecured notes(3)	$(53,816,320)	$—	$—
June 30, 2015 (unaudited)
Mortgage loans(2)	$—	$(212,379,506)	$—
Unsecured notes(3)	$(55,181,600)	$—	$—

(1)

A non-recurring fair value measurement was conducted in 2014 for our investment in hotel property, which resulted in impairment charges for the year ended December 31, 2014, which represent the amount by which the carrying value of the asset group exceeded its fair value.

(2)	Mortgage loans are reflected at outstanding principal balance on our Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014.
(3)	Unsecured notes are recorded at outstanding principal balance on our Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014.

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

Revenue Recognition – Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and rentals from restaurant tenants, rooftop leases and gift shop operators. Revenues are reported net of occupancy and other taxes collected from customers and remitted to governmental authorities. Receivables for amounts earned under various contracts are subject to audit, including a receivable for approximately $1.6 million from Starwood Resorts and Hotels.

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of consolidated operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.4 million, for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.9 million and $0.8 million, for the six months ended June 30, 2015 and 2014, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

Remaining six months ending December 31, 2015	$755,417
December 31, 2016	1,321,344
December 31, 2017	867,447
December 31, 2018	356,179
December 31, 2019	236,372
December 31, 2020 and thereafter	1,086,188
Total	$4,622,947

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of June 30, 2015 and December 31, 2014, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2014. In addition, as of June 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2014.

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

Under the 2013 Plan, the Company has made stock awards totaling 72,850 shares, including 50,350 non-restricted shares to certain executives and employees and 22,500 restricted shares issued to its independent directors.  All awards have vested except for 9,000 shares issued to the Company’s independent directors in January 2015, which will vest on December 31, 2015.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of June 30, 2015, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan for the three months ended June 30, 2015 and 2014 was $276,016 and $235,605, respectively.  The 2004 Plan was terminated in April 2013.

Advertising – Advertising costs were $56,799 and $69,293 for the three months ended June 30, 2015 and 2014, respectively, and were $109,655 and $113,153 for the six months ended June 30, 2015 and 2014, respectively. Advertising costs are expensed as incurred.

Comprehensive Income – Comprehensive income as defined, includes all changes in equity during a period from non-owner sources. We do not have any items of comprehensive income other than net income.

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

Reclassifications – Certain reclassifications in the amount of $69,130, from accounts receivable to accounts receivable – affiliate on the consolidated statements of cash flows, have been made to the prior period balances to conform to the current period presentation.

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

In May 2014, the FASB issued ASU 2014-09 related to ASC Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update.  As issued, this ASU is not effective until annual reporting periods beginning after December 15, 2016, however the FASB has proposed to defer the effective date of ASU 2014-09 such that it would be effective for annual reporting periods beginning after December 15, 2017.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The results of operations of the hotel are included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the acquisition for the period March 27, 2014 to March 31, 2014 are approximately $333,000 and $172,000, respectively. The following pro forma financial information presents the results of operations of the Company and the Operating Partnership for the three and six months ended June 30, 2014, as if the acquisition of the Georgian Terrace had taken place on January 1, 2014. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2014, or of future results of operations:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(unaudited)	(unaudited)
Pro forma revenues	$36,339,701	$66,120,754
Pro forma operating expenses	29,120,620	58,222,109
Pro forma operating income	7,219,081	7,898,645
Pro forma net income (loss)	2,166,689	615,372
Pro forma earnings (loss) per basic share and unit	0.21	0.06
Pro forma earnings (loss) per diluted share and unit	0.21	0.06
Pro forma basic common shares	10,353,677	10,290,047
Pro forma diluted common shares	10,353,677	10,290,047

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Land and land improvements	$37,550,809	$37,483,400
Buildings and improvements	262,674,458	257,343,516
Furniture, fixtures and equipment	41,129,789	38,762,997
	341,355,056	333,589,913
Less: accumulated depreciation and impairment	(77,523,617)	(73,397,760)
	$263,831,439	$260,192,153

5. Debt

Mortgage Debt. As of June 30, 2015 and December 31, 2014, we had approximately $208.4 million and approximately $205.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	June 30,
	2015	December 31,	Prepayment	Maturity		Amortization		Interest
Property	(unaudited)	2014	Penalties	Date		Provisions		Rate
Crowne Plaza Hampton Marina	$4,011,500	$4,509,500	None	6/30/2016		$83,000	(1)	5.00%(2)
Crowne Plaza Houston Downtown	$20,708,585	20,954,867	Yes(3)	4/12/2016	(4)	25 years		4.50%
Crowne Plaza Jacksonville Riverfront	$16,198,315	16,358,706	None	7/10/2015	(5)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	$13,167,978	13,317,684	None	6/18/2017		25 years		5.60%
DoubleTree by Hilton Raleigh Brownstone – University	$15,171,384	15,274,284	(6)	8/1/2018		30 years		4.78%
DoubleTree by Hilton Philadelphia Airport	$32,880,282	33,378,102	None	4/1/2019		25 years		LIBOR plus 3.00%(7)
Georgian Terrace	$47,000,000	41,500,000	None	6/1/2025	(8)	30 years		4.42%
Hilton Savannah DeSoto	$20,834,269	21,050,093	Yes(9)	9/1/2017		25 years		6.06%
Hilton Wilmington Riverside	$20,111,911	20,389,325	Yes(9)	4/1/2017		25 years		6.21%
Holiday Inn Laurel West	$6,884,563	6,974,458	Yes(10)	8/5/2021		25 years		5.25%(11)
Sheraton Louisville Riverside	$11,466,140	11,584,638	(6)	1/6/2017		25 years		6.24%
Total	$208,434,927	$205,291,657

(1)	The Operating Partnership is required to make monthly principal payments of $83,000.
(2)	The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.
(3)	The note is subject to a prepayment penalty if the loan is prepaid in full or in part prior to November 13, 2015.
(4)	The note provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(5)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(6)	With limited exception, the note may not be prepaid until two months before maturity.
(7)	The note bears a minimum interest rate of 3.50%.
(8)	The note may not be prepaid on or prior to February 2025. Prepayment can be made without penalty thereafter with not less than 30 days and not more than 90 days, prior written notice.
(9)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(10)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(11)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of June 30, 2015.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of June 30, 2015 were as follows:

The remaining six month period ending December 31, 2015	$18,971,364
December 31, 2016	$27,887,107
December 31, 2017	$65,365,256
December 31, 2018	$16,678,581
December 31, 2019	$30,242,785
December 31, 2020 and thereafter	$49,289,834
Total future maturities	$208,434,927

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

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the three and six months ended June 30, 2015 and 2014 each totaled $15,866 and $31,734, respectively.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three and six months ended June 30, 2015 and 2014, each totaled $23,871 and $47,741, respectively..

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three and six months ended June 30, 2015 and 2014, each totaled $651 and $1,301, respectively.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the three and six months ended June 30, 2015 and 2014, each totaled $1,505 and $3,010, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018.  Rent expense for the three and six months ended June 30, 2015 totaled $22,222 and $41,369, respectively, for the three months and six months ended June 30, 2014 totaled $20,398 and $40,796, respectively.

We lease 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $12,584 and $25,168 for the three and six months ended June 30, 2015, respectively, and totaled $11,046 and $22,091 for the three and six months ended June 30, 2014, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between August 2015 and February 2018.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

The remaining six month period ending December 31, 2015	$202,195
December 31, 2016	$358,204
December 31, 2017	$241,609
December 31, 2018	$176,740
December 31, 2019	$100,480
December 31, 2020 and thereafter	$636,547
Total	$1,715,775

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – At June 30, 2015, each of our wholly-owned operating hotels was operated under a management agreement with Chesapeake Hospitality.  Effective January 1, 2015, each of our wholly-owned hotels operated under a new master agreement as well as an individual hotel management agreement (see Note 8).  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of June 30, 2015, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between September 2015 and October 2024.  On August 7, 2014, we voluntarily terminated the franchise agreement with Holiday Hospitality Franchising, LLC (IHG) for the Crowne Plaza Jacksonville Riverfront effective September 1, 2015 and recognized a termination fee of $351,800.  The property is being rebranded as the DoubleTree by Hilton Jacksonville Riverfront.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

The following is a schedule of issuances, since January 1, 2014, of the Company’s common stock:

During June 2015, the Company sold 98,682 shares of common stock for net proceeds of approximately $0.7 million, which it contributed to the Operating Partnership for an equivalent number of units.

On May 1, 2015, one holder of units in the Operating Partnership redeemed a total of 50,000 units for an equivalent number of shares of the Company’s common stock.

On April 1, 2015, one holder of units in the Operating Partnership redeemed 100,000 units for an equivalent number of shares of the Company’s common stock.

On January 23, 2015, the Company was issued 36,100 units in the Operating Partnership and awarded an aggregate of 26,350 shares of unrestricted stock to certain executives and employees as well as 9,750 shares of restricted stock to certain of its independent directors.

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

As of June 30, 2015 and December 31, 2014, the Company had 10,855,714 and 10,570,932 shares of common stock outstanding, respectively.

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

As of June 30, 2015 and December 31, 2014, the total number of Operating Partnership units outstanding was 13,256,541 and 13,121,759, respectively.

As of June 30, 2015 and December 31, 2014, the total number of outstanding Operating Partnership units not owned by the Company was 2,400,827 and 2,550,827, respectively, with a fair market value of approximately $17.0 million and $19.1 million, based on the price per share of the common stock on such respective dates.

8. Related Party Transactions

Chesapeake Hospitality. As of June 30, 2015, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,064,404 shares, approximately 9.8%, of the Company’s outstanding common stock as well as 1,642,958 Operating Partnership units. The indirect equity owners of Chesapeake Hospitality include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims.  The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At June 30, 2015 and December 31, 2014, we were due $74,816 and $50,838, respectively, from Chesapeake Hospitality.

Shell Island Sublease – We had a sublease arrangement with Chesapeake Hospitality on our expired leasehold interests in the property at Shell Island. Leasehold revenue was $0 and $87,500 for the three month periods ended June 30, 2015 and 2014, respectively and was $0 and $175,000 for the six month periods ended June 30, 2015 and 2014.  The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with Chesapeake Hospitality that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by Chesapeake Hospitality. The agreement expired on December 15, 2014, in conjunction with the execution of the new management agreements.

Management Agreements – Each of the hotels that we wholly-owned at June 30, 2015 were operated by Chesapeake Hospitality under various management agreements that were to expire between December 2014 and March 2019.  Under those agreements, Chesapeake Hospitality received a base management fee of 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. The agreements also provided for an incentive management fee due annually in arrears within 90 days of the end of the fiscal year equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis for eight hotels and on an individual basis for two other hotels, for a given year exceeds the gross operating profit for the same hotel(s), for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotel(s) included in the incentive fee calculation.  The management agreement for the Crowne Plaza Houston Downtown did not provide for any incentive management fee.  Additionally, the management agreement for the Georgian Terrace provided for an administrative fee of $30,000 per year for as long as the adjacent parking garage is managed by a third party.

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

Base management and administrative fees earned by Chesapeake Hospitality for our wholly owned properties totaled $912,540 and $1,666,437 for the three months and six months ended June 30, 2015, respectively, and $1,086,379 and $1,781,212 for the three months and six months ended June 30, 2014, respectively.  In addition, estimated incentive management fees of $59,460 and $94,808 were accrued for the three months and six months ended June 30, 2015, respectively, and estimated incentive management fees of $92,621 and $99,893 were accrued for the three months and six months ended June 30, 2014, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1,123,117 million and $2,241,674 million for the three and six months ended June 30, 2015, respectively and $996,746 and $1,811,547 for the three and six months ended June 30, 2014, respectively.

Crowne Plaza Hollywood Beach Resort.  As of June 30, 2015, we owned a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. The following is a summary of the transactions between Crowne Plaza Hollywood Beach Resort and us:

Accounts Receivable – At June 30, 2015 and December 31, 2014, we were due $73,435 and $146,836, respectively, from Crowne Plaza Hollywood Beach Resort.

Management Agreement – Crowne Plaza Hollywood Beach Resort is operated by Chesapeake Hospitality under a management agreement that was set to expire August 2017.  Under this agreement Chesapeake Hospitality received a base management fee of 3.0% of gross revenues. Base management fees earned by Chesapeake Hospitality totaled $146,869 and $358,128 for the three and six months ended June 30, 2015, respectively, and totaled $138,259 and $331,044 for the three and six months ended June 30, 2014, respectively (see Note 14).

Asset Management Fee – Also, under an asset management agreement, MHI Hospitality TRS II, LLC, an indirect subsidiary of the Company, receives a fee of 1.50% of total revenue which is due on a quarterly basis for services rendered. Asset management fees totaled $73,435 and $179,064 for the three and six months ended June 30, 2015, respectively, and totaled $69,130 and $165,569 for three and six months ended June 30, 2014, respectively.  Unpaid asset management fees included in accounts payable and accrued liabilities at June 30, 2015 and December 31, 2014 totaled $73,435 and $73,278, respectively.

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

Others. On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a brand manager. Compensation for the three and six months ended June 30, 2015 totaled approximately $67,596 and $133,840, respectively, for all individuals.  Compensation for the three and six months ended June 30, 2014 totaled $33,287 and $65,617, respectively, for all individuals.

During June 2015, the Company reimbursed $25,302 to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

9. Retirement Plan

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $14,934 and $27,610 for the three and six months ended June 30, 2015, respectively, and $17,106 and $31,553 for the three and six months ended June 30, 2014, respectively.

10. Unconsolidated Joint Venture

As of June 30, 2015, we owned a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort (“JV Owner”) and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract (“JV Lessee”). Carlyle owns a 75.0% indirect controlling interest in all these entities (see Note 14). The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

	June 30, 2015
	(unaudited)	December 31, 2014
ASSETS
Investment in hotel property, net	$61,987,961	$62,823,142
Cash and cash equivalents	2,542,130	2,153,906
Restricted cash	1,033,814	874,111
Accounts receivable	251,946	328,755
Prepaid expenses, inventory and other assets	1,869,150	1,489,479
TOTAL ASSETS	$67,685,001	$67,669,393
LIABILITIES
Mortgage loan, net	$57,000,000	$57,000,000
Accounts payable and other accrued liabilities	2,673,151	2,195,613
Accounts payable and other accrued liabilities, member	71,764	146,836
Advance deposits	416,968	398,695
TOTAL LIABILITIES	60,161,883	59,741,144
TOTAL MEMBERS’ EQUITY	7,523,118	7,928,249
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$67,685,001	$67,669,393

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$3,777,455	$3,524,406	$9,521,784	$8,732,252
Food and beverage department	801,452	725,125	1,672,739	1,603,337
Other operating departments	316,738	359,121	743,081	702,368
Total revenue	4,895,645	4,608,652	11,937,604	11,037,957
Expenses
Hotel operating expenses
Rooms department	856,768	814,657	1,809,365	1,682,480
Food and beverage department	618,440	547,570	1,256,169	1,179,587
Other operating departments	153,988	163,879	320,897	326,446
Indirect	1,981,234	1,727,825	4,150,980	3,606,910
Total hotel operating expenses	3,610,430	3,253,931	7,537,411	6,795,423
Depreciation and amortization	444,403	555,272	888,979	1,110,008
General and administrative	88,806	96,884	215,951	233,596
Total operating expenses	4,143,639	3,906,087	8,642,341	8,139,027
Operating income	752,006	702,565	3,295,263	2,898,930
Interest expense	(654,534)	(649,687)	(1,300,394)	(1,295,850)
Net income	$97,472	$52,878	$1,994,869	$1,603,080

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative	$2,762,342	$2,772,076	$5,336,446	$4,793,073
Sales and marketing	2,877,233	2,648,968	5,522,296	4,740,190
Repairs and maintenance	1,650,878	1,647,141	3,257,548	2,975,656
Utilities	1,419,032	1,493,491	2,841,811	2,694,508
Franchise fees	1,122,728	1,105,391	2,007,492	1,989,697
Management fees, including incentive	912,540	1,086,379	1,761,246	1,781,212
Insurance	479,948	490,986	1,023,333	960,175
Property taxes	977,617	893,202	1,930,258	1,634,547
Other	130,551	52,276	120,782	104,726
Total indirect hotel operating expenses	$12,332,869	$12,189,910	$23,801,212	$21,673,784

12. Income Taxes

The components of the income tax benefit for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$-	$—	$-	$23,000
State	50,277	115,489	107,956	115,489
	50,277	115,489	107,956	138,489
Deferred:
Federal	775,255	474,327	350,096	(257,862)
State	130,003	(26,034)	58,708	(52,164)
	905,258	448,293	408,804	(310,026)
	$955,535	$563,782	$516,760	$(171,537)

A reconciliation of the statutory federal income tax benefit to the Company’s income tax benefit is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$922,979	$1,127,555	$1,016,507	$1,218,333
Effect of non-taxable REIT income	(147,724)	(630,228)	(666,411)	(1,453,195)
State income tax benefit	180,280	66,455	166,664	63,325
	$955,535	$563,782	$516,760	$(171,537)

As of June 30, 2015 and December 31, 2014, we had a net deferred tax asset of approximately $3.1 million and $3.5 million, respectively, of which, approximately $2.4 million and $2.7 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of both June 30, 2015 and December 31, 2014, approximately $0.2 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years.  The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.  We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income attributable to the Company for basic computation	$1,431,110	$2,166,689	$2,006,444	$2,949,691

Denominator
Weighted average number of common shares outstanding for basic computation	10,768,730	10,353,677	10,682,743	10,290,047
Basic and diluted net income per share	$0.13	$0.21	$0.19	$0.29

Income Per Unit – The computation of basic and diluted earnings per unit is presented below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income	$1,759,109	$2,752,555	$2,472,967	$3,754,869
Denominator
Weighted average number of units outstanding	13,052,524	13,107,804	13,099,316	13,098,870
Basic and diluted net income per unit	$0.13	$0.21	$0.19	$0.29

14. Subsequent Events

On July 1, 2015, the Company closed an equity sale and issuance of 3,000,000 shares of common stock (the “Offering”), for net proceeds of approximately $19.8 million, after deducting offering-related expenses.  On July 17, 2015, the Company closed an additional equity sale and issuance of 435,000 shares of common stock in the amount of approximately $2.9 million, net, from the exercise of an option of the underwriter to purchase additional shares from the Offering.  The Company contributed the approximately $22.7 million net proceeds of this Offering, including the proceeds from the exercise of the underwriters’ option, to the Operating Partnership in exchange for common units of partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Offering to partially fund the cash portion of the purchase price for the acquisition of Carlyle’s 75.0% indirect interest in the Crowne Plaza Hollywood Beach Resort and related transaction expenses.

On July 7, 2015, the Company obtained an $18.5 million mortgage with Bank of the Ozarks collateralized by a first mortgage on the Crowne Plaza Jacksonville Riverfront. The mortgage carries a four-year term, bears interest at a floating rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0% and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The maturity date is July 7, 2019, with a possible one year extension. The Company used the proceeds of the mortgage to repay the existing first mortgage on the Crowne Plaza Jacksonville Riverfront and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at the Crowne Plaza Jacksonville Riverfront and for general corporate purposes.

On July 10, 2015, we paid a quarterly dividend (distribution) of $0.075 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on June 15, 2015.

On July 27, 2015, we authorized payment of a quarterly dividend (distribution) of $0.08 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of September 15, 2015.  The dividend (distribution) is to be paid on October 9, 2015.

On July 31, 2015, the transaction with Carlyle closed and indirect subsidiaries of the Operating Partnership acquired the remaining 75.0% interest in the entities that own the JV Owner and the JV Lessee previously owned by Carlyle.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the Crowne Plaza Hollywood Beach Resort.

The purchase price for the remaining 75.0% interest in the Crowne Plaza Hollywood Beach Resort was a cash payment in the aggregate amount of approximately $26.3 million, subject to customary pro-rations. The existing mortgage loan secured by the Crowne Plaza Hollywood Beach Resort in the amount of $57.0 million issued by Bank of America, N.A. (the “Hollywood Mortgage Loan”) remains in place. The Hollywood Mortgage Loan matures in January 2017 and requires monthly payments of interest at a rate of LIBOR plus 3.95%. Pursuant to the purchase and sale agreement, the Operating Partnership was substituted for, and affiliates of Carlyle were released from, a guaranty and certain indemnification obligations relating to the Hollywood Mortgage Loan.

Concurrently with the closing of the purchase and sale of the 75.0% interest in the Crowne Plaza Hollywood Beach Resort, the Company entered into a new management agreement with Chesapeake Hospitality.  The new agreement has a 5-year term, but may be extended for two additional five-year periods.  Chesapeake Hospitality will receive a base management fee of 2.0% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues for the second full year, and 2.50% of gross revenues for every year thereafter.  In addition, Chesapeake Hospitality will be eligible to receive an incentive management fee equal to 10.0% of the amount by which the gross operating profit of the property exceeds the budgeted gross operating profit, up to a maximum incentive management fee of 0.25% of gross revenues.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,010 rooms. All of our properties, except for the Georgian Terrace, operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree, Sheraton and Holiday Inn.  As of July 31, 2015, all twelve of these hotels are 100% owned by subsidiaries of the Operating Partnership.  During the reporting period and as of June 30, 2015, we owned a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle (prior to our acquisition of the remaining 75.0% interest in July 2015).  As of June 30, 2015, we owned the following hotel properties:

	Number
Property	of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Houston Downtown	259	Houston, TX	November 13, 2013	Upscale
Crowne Plaza Jacksonville Riverfront	293	Jacksonville, FL	July 22, 2005	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent(1)
DoubleTree by Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upper Upscale
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004	Upper Mid-Scale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale
	2,699
Joint Venture Property
Crowne Plaza Hollywood Beach Resort(2)	311	Hollywood, FL	August 9, 2007	Upscale
Total	3,010

(1)	We believe that the Georgian Terrace would carry a chain scale designation of upper upscale if it were a branded hotel.
(2)	We owned this hotel through a joint venture in which we had a 25.0% interest, as of June 30, 2015. We acquired the remaining 75.0% interest on July 31, 2015.

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 85.6% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our initial properties and related assets.

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

Results of Operations

The following tables illustrate the key operating metrics for the three and six months ended June 30, 2015 and 2014, respectively, for our wholly-owned properties during each respective reporting period (“actual” portfolio metrics) as well as for the ten wholly-owned properties in the portfolio that were under our control during the three and six months ended June 30, 2015 and the corresponding period in 2014 (“same-store” portfolio metrics).  Accordingly, the same-store data does not reflect the performance of the Georgian Terrace, which was acquired in March 2014 or for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture in August 2007 and in which we had a 25.0% indirect interest during each of the respective reporting periods (prior to our acquisition of the remaining 75.0% interest in July 2015).

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Actual Portfolio Metrics
Occupancy %	75.4%	77.1%	71.9%	72.5%
ADR	$142.41	$134.24	$135.91	$128.33
RevPAR	$107.33	$103.52	$97.65	$93.07
Same-Store Portfolio Metrics
Occupancy %	75.6%	76.1%	71.3%	70.9%
ADR	$141.51	$133.37	$131.82	$125.80
RevPAR	$106.95	$101.47	$93.96	$89.21

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenue.  Total revenue for the three months ended June 30, 2015 increased approximately $0.6 million, or 1.4%, to approximately $36.9 million compared to total revenue of approximately $36.3 million for the three months ended June 30, 2014. Increases in revenues at our properties in Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Jeffersonville, Indiana and Atlanta, Georgia were offset by decreases in revenue at our properties impacted by renovation activities in Laurel, Maryland; Jacksonville, Florida and Houston, Texas as well as by the loss of rental income associated with the Shell Island which expired in December 2014.

Room revenue increased approximately $1.0 million, or 3.7%, to approximately $26.4 million for the three months ended June 30, 2015 compared to room revenue of approximately $25.4 million for the three months ended June 30, 2014.  The increase in room revenue for the three months ended June 30, 2015 resulted mainly from favorable results of a 6.1% increase in ADR and a 3.7% increase in RevPAR, offset by a 2.3% decrease in occupancy, as compared to the same period in 2014.  Our properties in Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia, experienced a significant increase in room revenue, offset by decreases at our properties in Wilmington, North Carolina; Laurel, Maryland and Houston, Texas.

Food and beverage revenues decreased approximately $0.4 million, or 4.6%, to approximately $8.6 million for the three months ended June 30, 2015 compared to food and beverage revenues of approximately $9.0 million for the three months ended June 30, 2014.   The decrease in food and beverage revenues for the three months ended June 30, 2014 resulted principally from our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania; Laurel, Maryland, Jacksonville, Florida, Tampa, Florida, Hampton, Virginia and Houston, Texas, which were offset by increases in food and beverage revenue at our other properties.

Revenue from other operating departments remained about the same at $1.9 million, for the three months ended June 30, 2015 compared to revenue from other operating departments of approximately $1.9 million for the three months ended June 30, 2014.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $24.9 million for the three months ended June 30, 2015, an increase of approximately $0.2 million, or 0.6%, compared to total hotel operating expenses of approximately $24.7 million for the three months ended June 30, 2014.  The increase in hotel operating expenses for the three months ended June 30, 2015 was substantially related to increases in hotel revenues, with increases in the rooms department, other operating departments and indirect costs, offset by reductions in food and beverage costs for the period.

Rooms expense for the three months ended June 30, 2015 increased approximately $0.2 million, or 3.5%, to approximately $6.5 million compared to rooms expense for the three months ended June 30, 2014 of approximately $6.3 million. The increase in rooms expense for the three months ended June 30, 2015 was substantially related to similar increases in rooms revenue.

Food and beverage expenses for the three months ended June 30, 2015 decreased approximately $0.2 million, or 4.0%, to approximately $5.7 million compared to food and beverage expenses of approximately $5.9 million for the three months ended June 30, 2014.  The decrease in food and beverage expenses for the three months ended June 30, 2015 was substantially related to similar reductions in food and beverage revenues.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2015 increased approximately $0.1 million, or 1.2%, to approximately $12.3 million compared to indirect expenses of approximately $12.2 million for the three months ended June 30, 2014.  The increase in indirect expenses for the three months ended June 30, 2015 was substantially related to our increased sales and marketing and property tax costs compared with the three months ended June 30, 2014.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2015 increased approximately $0.3 million, or 10.6%, to $3.3 million compared to depreciation and amortization of approximately $3.0 million for the three months ended June 30, 2014.  The increase was mostly attributable to depreciation and amortization related to our capital assets acquired in the fourth quarter of 2014 and the first quarter of 2015.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended June 30, 2015 increased approximately $0.1 million, or 7.1%, to approximately $1.5 million compared to corporate general and administrative expenses of approximately $1.4 million for the three months ended June 30, 2014.  The increase in corporate general and administrative expenses was mainly due to additional staffing and audit fees.

Interest Expense.  Interest expense for the three months ended June 30, 2015 decreased approximately $0.1 million, or 2.2%, to approximately $3.8 million compared to interest expense of approximately $3.9 million for the three months ended June 30, 2014.  The decrease in interest expense for the three months ended June 30, 2015 was substantially related to the Bridge Loan interest during the three months ending June 30, 2014 compared to no Bridge Loan interest during the three months ending June 30, 2015 accounting for approximately $0.5 million of the decrease and offset by the increase in the 7% Notes, accounting for approximately $0.4 million.

Equity Income in Joint Venture.  Equity income in joint venture for the three months ended June 30, 2015 represented our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort.  For each of the three months ended June 30, 2015 and 2014, we realized approximately $0 net income.  For the three months ended June 30, 2015, the hotel reported occupancy of 82.0%, ADR of

$161.28 and RevPAR of $133.54.  This compares with results reported by the hotel for the three months ended June 30, 2014 of occupancy of 83.1%, ADR of $149.91 and RevPAR of $124.56.

Loss on Early Debt Extinguishment.  During the three months ended June 30, 2015 we refinanced a variable rate mortgage loan, we had with the Bank of the Ozarks on the Georgian Terrace, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of $698,083 was written off during the period ending June 30, 2015.  There was no loss on early debt extinguishment during the three months ending June 30, 2014.

Gain on Disposal of Assets.  During the three months ended June 30, 2015, we recorded a gain on disposal of assets of $37,833, compared to no disposal of assets for the three months ended June 30, 2014.

Income Taxes.  We had an income tax provision of approximately $2.7 million for the three months ended June 30, 2015 compared to an income tax provision of approximately $0.6 million for the three months ended June 30, 2014.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized a greater operating income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Net Income.  We realized net income for the three months ended June 30, 2015 of approximately $1.8 million compared to total net income of approximately $2.8 million for the three months ended June 30, 2014 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Revenue. Total revenue for the six months ended June 30, 2015 increased approximately $6.4 million, or 10.6%, to approximately $67.8 million compared to total revenue of approximately $61.4 million for the six months ended June 30, 2014. Approximately $5.6 million of the increase relates to the acquisition of our property in Atlanta, Georgia in March 2014.  Increases in revenues at our properties in Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Jeffersonville, Indiana and Atlanta, Georgia were offset by decreases in revenue at our properties impacted by renovation activities in Laurel, Maryland; Jacksonville, Florida and Houston, Texas as well as by the loss of rental income associated with the Shell Island which expired in December 2014.

Room revenue increased approximately $4.8 million, or 11.2%, to approximately $47.7 million for the six months ended June 30, 2015 compared to room revenue of approximately $42.9 million for the six months ended June 30, 2014. The increase in room revenue for the six months ended June 30, 2015 resulted mainly from the acquired property in Atlanta, Georgia, accounting for an increase of approximately $3.1 million for the period.  In addition, the increase in room revenue for the six months ended June 30, 2015 resulted from a 5.9% increase in ADR and a 4.9% increase in RevPAR, offset by a 0.9% decrease in occupancy, as compared to the same period in 2014.  Our properties in Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Jeffersonville, Indiana and Atlanta, Georgia, also experienced a significant increase in room revenue, offset by decreases at our properties in Wilmington, North Carolina; Laurel, Maryland and Houston, Texas.

Food and beverage revenues increased approximately $1.0 million, or 7.0%, to approximately $16.3 million for the six months ended June 30, 2015 compared to food and beverage revenues of approximately $15.3 million for the six months ended June 30, 2014. The increase in food and beverage revenues for the six months ended June 30, 2015 resulted principally from our recently acquired property in Atlanta, Georgia, accounting for an increase of approximately $1.9 million for the period. Additional increases in food and beverage revenue at our properties in Savannah, Georgia and Raleigh, North Carolina were offset by decreases in banqueting revenue at our other properties.

Revenue from other operating departments increased approximately $0.7 million, or 22.4%, to approximately $3.8 million for the six months ended June 30, 2015 compared to revenue from other operating departments of approximately $3.1 million for the six months ended June 30, 2014.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $47.9 million for the six months ended June 30, 2015, an increase of approximately $4.7 million, or 10.9%, compared to total hotel operating expenses of approximately $43.2 million for the six months ended June 30, 2014. The increase in hotel operating expenses for the six months ended June 30, 2015 was substantially related to our recently acquired property in Atlanta, Georgia, accounting for approximately $5.0 million of the increase in expenses for the six months ended June 30, 2015, coupled by a decrease in hotel operating expenses at our same-store properties of approximately $0.3 million compared to the six months ended June 30, 2014.

Rooms expense for the six months ended June 30, 2015 increased approximately $1.3 million, or 11.2%, to approximately $12.3 million compared to rooms expense of approximately $11.0 million for the six months ended June 30, 2014. The increase in rooms expense for the six months ended June 30, 2015 was substantially related to our recently acquired property in Atlanta, Georgia, accounting for approximately $0.9 million of the increase.

Food and beverage expenses for the six months ended June 30, 2015 increased approximately $1.6 million, or 16.7%, to approximately $11.1 million compared to food and beverage expenses of approximately $9.5 million for the six months ended June 30, 2014. The increase in food and beverage expenses for the six months ended June 30, 2015 was substantially related to our recently acquired property in Atlanta, Georgia, accounting for approximately $1.3 million of the increase.

Indirect expenses at our wholly-owned properties were approximately $23.8 million for the six months ended June 30, 2015, an increase of approximately $2.2 million, or 10.0%, compared to indirect expenses of approximately $21.6 million for the six months ended June 30, 2014. The increase in indirect expenses for the six months ended June 30, 2015 were substantially related to our recently acquired property in Atlanta, Georgia, accounting for approximately $1.7 million of the increase compared to the six months ended June 30, 2014.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2015 increased approximately $0.8 million, or 14.5%, to $6.2 million compared to depreciation and amortization of approximately $5.4 million for the six months ended June 30, 2014. The increase was mostly attributable to depreciation and amortization related to our recently acquired property in Atlanta, Georgia and depreciation and amortization related to our capital assets acquired in the fourth quarter of 2014 and the first quarter of 2015.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2015 increased approximately $0.2 million, or 9.0%, to approximately $2.9 million compared to corporate general and administrative expenses of approximately $2.7 million the six months ended June 30, 2014.  The increase in corporate general and administrative expenses was mainly due to additional staffing and audit fees.

Interest Expense. Interest expense for the six months ended June 30, 2015 increased approximately $0.8 million, or 11.8%, to approximately $7.6 million compared to interest expense of approximately $6.8 million for the six months ended June 30, 2014. The increase in interest expense for the six months ended June 30, 2015 was substantially related to the additional mortgage on our recently acquired property in Atlanta, Georgia during the first quarter of 2015, the 7% Notes for the six month period ending June 30, 2015, off set by decrease in interest from the reduction of the Bridge Loan during the second quarter of 2015.

Equity Income in Joint Venture. Equity income in joint venture for the six months ended June 30, 2015 represented our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the six months ended June 30, 2015, our 25.0% share of the net income of the hotel increased approximately $0.1 million, or 23.1%, to approximately $0.5 million compared to net income of approximately $0.4 million for the six months ended June 30, 2014.  The increase primarily relates to better operating metrics.  For the six months ended June 30, 2015, the hotel reported occupancy of 84.7%, ADR of $199.69 and RevPAR of $169.15. This compares with results reported by the hotel for the six months ended June 30, 2014 of occupancy of 86.3%, ADR of $179.69 and RevPAR of $155.13.

Loss on Early Debt Extinguishment.  During the six months ended June 30, 2015 we refinanced a variable rate mortgage loan, we had with the Bank of the Ozarks on the Georgian Terrace, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of $698,083 was written off during the period ending June 30, 2015.  There was no loss on early debt extinguishment during the six months ending June 30, 2014.

Gain on Disposal of Assets.  During the six months ended June 30, 2015, we recorded a gain on disposal of assets of $37,833, compared to no disposal of assets for the six months ended June 30, 2014.

Income Taxes. We had an income tax provision of approximately $0.5 million for the six months ended June 30, 2015 compared to an income tax benefit of approximately $0.2 million for the six months ended June 30, 2014.  The income tax benefit (provision) is primarily derived from the operations of our TRS Lessee.  Our TRS Lessee realized a taxable operating income for the six months ended June 30, 2015 compared to taxable loss for the six months ended June 30, 2014.

Net Income (Loss).  We realized net income of approximately $2.5 million for the six months ended June 30, 2015 compared to a net income of approximately $3.8 million for the six months ended June 30, 2014, as a result of the operating results discussed above.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including any unrealized gain (loss) on its hedging instruments or warrant derivative, loan impairment losses, losses on early debt extinguishment, aborted offering costs, costs associated with the departure of executive officers and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative of the on-going performance of our business and assets. Our calculation of Adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$1,759,109	$2,752,555	$2,472,967	$3,754,869
Depreciation and amortization	3,304,906	2,988,968	6,209,297	5,423,296
Equity in depreciation and amortization of joint venture	111,101	138,818	222,245	277,502
Gain on involuntary conversion of asset	(37,833)	—	(37,833)	—
FFO	$5,137,283	$5,880,341	$8,866,676	$9,455,667
(Increase)/decrease in deferred income taxes	905,258	428,074	408,804	(307,245)
Acquisition costs	—	—	—	155,187
Loss on early debt extinguishment	698,083	—	698,083	—
Adjusted FFO	$6,740,624	$6,308,415	$9,973,563	$9,303,609

Hotel EBITDA.  We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) equity in the income or loss of equity investees, (4) unrealized gains and losses on derivative instruments not included in other comprehensive income, (5) gains and losses on disposal of assets, (6) realized gains and losses on investments, (7) impairment of long-lived assets or investments, (8) loss on early debt extinguishment, (9) corporate general and administrative expense; (10) depreciation and amortization; and (11) other operating revenue not related to our wholly-owned portfolio.  We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control.  We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$1,759,109	$2,752,555	$2,472,967	$3,754,869
Interest expense	3,840,435	3,925,428	7,614,970	6,808,867
Interest income	(15,308)	(5,267)	(25,409)	(7,156)
Income tax provision (benefit)	955,535	563,782	516,760	(171,537)
Depreciation and amortization	3,304,906	2,988,968	6,209,297	5,423,296
Equity in interest, depreciation and amortization of joint venture	274,734	297,042	547,343	597,266
Loss on early debt extinguishment	698,083	—	698,083	—
Gain on involuntary conversion of asset	(37,833)	—	(37,833)	—

EBITDA	10,779,661	10,522,508	17,996,178	16,405,605
Acquisition costs	—	—	—	155,127

Adjusted EBITDA	10,779,661	10,522,508	17,996,178	16,560,732

Corporate general and administrative	1,490,380	1,391,206	2,941,604	2,543,870
Equity in Adjusted EBITDA of joint venture	(299,102)	(314,459)	(1,046,060)	(1,002,234)
Net lease rental income	—	(87,500)	—	(175,000)
Other fee income	(73,435)	(69,129)	(179,064)	(165,569)
Hotel EBITDA	$11,897,504	$11,442,626	$19,712,658	$17,761,799

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels.  Cash flow provided by operating activities for the six months ended June 30, 2015 was approximately $9.4 million.  We had a decrease in cash provided by operating activities for the six months ended June 30, 2015 by approximately $3.0 million, compared to the six months ended June 30, 2014.  The decrease is mainly attributable to a net decrease of changes in assets and liabilities of approximately $3.2 million, a decrease in net income of approximately $1.3 million which was offset by an approximate $1.5 million increase in other adjustments to reconcile net income to net cash provided by operating activities. We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the six months ended June 30, 2015 we spent approximately $10.7 million on capital expenditures, of which, approximately $2.2 million related to the routine replacement of furniture, fixtures and equipment and $8.5 million related to renovation of our properties in Atlanta, Georgia; Houston, Texas; Laurel, Maryland; Philadelphia, Pennsylvania and Jacksonville, Florida.  We also contributed approximately $3.7 million during the six months ended June 30, 2015 into reserves required by the lenders for seven of our hotels according to the provisions of their respective loan agreements.  During the six months ended June 30, 2015, we received reimbursements from those reserves of approximately $3.9 million for capital expenditures related to those properties for periods ending on or before June 30, 2015.

Financing Activities. Cash flow provided by financing activities for the six months ended June 30, 2015 was approximately $1.1 million.  This inflow was mainly from net mortgage proceeds of $3.1 million and proceeds from the sale of common stock of $0.7 million, offset by dividend and distribution payments of $1.8 million and payments of deferred financing costs of $0.9 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  Below is a description of capital expenditures by property:

•

We expect additional capital expenditures of $1.3 million for the remainder of 2015 related to the anticipated rebranding by September 2015 of the Crowne Plaza Jacksonville Riverfront as a DoubleTree by Hilton.

•

At the Company’s hotel in Houston, Texas, renovations of the guestrooms and public spaces totaling an estimated $5.2 million are underway.  As of June 30, 2015, the Company had incurred costs totaling approximately $2.4 million toward this renovation.  Renovations are expected to be completed by March 2016.

•

At the Company’s hotel in Atlanta, Georgia, an estimated $6.8 million guestroom renovation is underway.  As of June 30, 2015, the Company had incurred costs totaling approximately $4.3 million toward this renovation.  Renovations are expected to be completed in February 2016.

•

At the Company’s hotel in Laurel, Maryland, an estimated $4.5 million renovation and product improvement plan is underway in anticipation of the previously announced rebranding to the DoubleTree by Hilton Laurel.  As of June 30, 2015, the Company had incurred costs totaling approximately $2.5 million toward this renovation.  Renovations are expected to be completed in December 2015.

Given our desire to proceed with the renovation activities at our properties in Laurel, Maryland; Jacksonville, Florida; Houston, Texas and Atlanta, Georgia, we aim to restrict all other capital expenditures during the renovation period to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations.  We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2015.

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

Liquidity and Capital Resources

As of June 30, 2015, we had total cash of approximately $24.1 million, of which approximately $17.3 million was in cash and cash equivalents and approximately $6.8 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

On July 7, 2015, we entered into a loan agreement and other loan documents to secure an $18.5 million mortgage with Bank of the Ozarks collateralized by a first mortgage on the Crowne Plaza Jacksonville Riverfront. The mortgage term is four years maturing July 7, 2019 and may be extended for one additional period of one year, subject to certain criteria. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0%.  The mortgage amortizes on a 25-year schedule; and has a prepayment penalty if prepaid during the initial two years. The Company used the proceeds from the mortgage to repay the existing first mortgage on the Crowne Plaza Jacksonville Riverfront and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at the Crowne Plaza Jacksonville Riverfront and for general corporate purposes.

On May 5, 2015, the Company obtained a $47.0 million mortgage with Bank of America on the Georgian Terrace in Atlanta, Georgia.  The mortgage bears interest at a fixed rate of 4.42% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule.  The maturity date is June 1, 2025.  The Company used the proceeds of the mortgage to repay the existing first mortgage and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at the Georgian Terrace and for general corporate purposes.

We will need to, and plan to, renew, replace or extend our existing indebtedness prior to their respective maturity dates.  We are uncertain whether we will be able to refinance these obligations or if refinancing terms will be favorable.  If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms.  To the extent we cannot repay our outstanding debt, we risk losing some or all of these properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

We believe there will be more opportunities to acquire properties in the future that meet our strategic goals and provide attractive long term returns.  Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue the acquisition of wholly-owned properties, permissible joint venture investments as well as equity or debt financing in the future to enable us to take advantage of such opportunities.  However, should permissible joint venture transactions and equity or debt financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

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

As of June 30, 2015, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at June 30, 2015 and December 31, 2014, respectively.

	June 30,	December 31,
	2015	2014
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income (loss)(1)	$(2,020,411)	$(738,509)
Interest expense(1)	15,442,974	14,636,870
Loss on debt extinguishment	1,529,162	831,079
Provision for taxes(1)	(1,039,426)	(1,727,723)
Equity in (income) loss of joint venture(1)	(401,119)	(307,370)
Impairment of investment in hotel properties, net(1)	3,175,000	3,175,000
Depreciation and amortization(1)	12,755,284	11,969,284
Corporate general and administrative expenses(1)	5,328,556	5,085,949
Consolidated Income Available for Debt Service(1)	34,770,020	32,924,580
Less: Income of Non-Stabilized Assets (1)(2)	(4,668,995)	(8,961,209)
Stabilized Consolidated Income Available for Debt Service (1)	$30,101,025	$23,963,371
Interest expense(1)	$15,442,974	$14,636,870
Loss on debt extinguishment	1,529,162	831,079
Amortization of issuance costs(1)(2)	(1,425,766)	(1,428,674)
Consolidated Interest Expense(1)	15,546,370	14,039,275
Less: Interest expense of Non-Stabilized Assets(1)(2)	(1,183,199)	(2,444,937)
Stabilized Consolidated Interest Expense(1)	$14,363,171	$11,594,338
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.10	2.07
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$208,434,927	$205,291,657
Unsecured notes	52,900,000	52,900,000
Total debt	$261,334,927	$258,191,657
Stabilized Consolidated Income Available for Debt Service(1)(2)	$30,101,025	$23,963,361
Capitalization Rate	7.5%	7.5%
	401,347,000	319,511,480
Non-Stabilized Assets	70,000,000	146,440,000
Total cash	24,091,958	23,256,363
Adjusted Total Asset Value	$495,438,958	$489,207,843
Ratio of Debt to Adjusted Total Asset Value	0.53	0.53
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indentures, the DoubleTree by Hilton Philadelphia Airport, for the period ended June 30, 2015, and the DoubleTree by Hilton Philadelphia Airport and the Georgian Terrace, for the period ended December 31, 2014, are considered non-stabilized assets for purposes of the financial covenants.

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

In April 2015, we increased the quarterly dividend (distribution) to $0.075 per common share (and unit).

In July 2015, we increased the quarterly dividend (distribution) to $0.08 per common share (and unit).

Off-Balance Sheet Arrangements

Through a joint venture with a Carlyle subsidiary, we owned a 25.0% indirect, noncontrolling interest in an entity (the “JV Owner”) that acquired the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida.  Pursuant to the joint venture, we had the right to receive a pro rata share of operating surpluses and we had an obligation to fund our pro rata share of operating shortfalls.  We also had the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.  The Crowne Plaza Hollywood Beach Resort was leased to another entity (the “JV Lessee”) in which we also owned a 25.0% indirect, noncontrolling interest.

Carlyle owned a 75.0% controlling interest in the JV Owner and the JV Lessee.  Carlyle had the right to dispose of the Crowne Plaza Hollywood Beach Resort without our consent.  We accounted for our noncontrolling 25.0% interest in all of these entities under the equity method of accounting.

On July 31, 2015, indirect subsidiaries of the Operating Partnership acquired the remaining 75.0% interest in the JV Owner and the JV Lessee from Carlyle.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the Crowne Plaza Hollywood Beach Resort.  The property remains encumbered by a $57.0 million mortgage which matures in January 2017, requires monthly payments of interest at a rate of LIBOR plus additional interest of 3.95%. The Crowne Plaza Hollywood Beach Resort secures the mortgage.

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

There were no charges for impairment of hotel properties recorded for the six months ended June 30, 2015.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized.  Because of expected future taxable income of our TRS Lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2015.  Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

As of June 30, 2015, we had approximately $212.3 million of fixed-rate debt and approximately $49.1 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 5.77%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month and 3-month LIBOR.  However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50% a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the Crowne Plaza Jacksonville Riverfront remains at approximately $49.1 million, the balance at June 30, 2015, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and 3-month LIBOR would be approximately $0.4 million.

As of December 31, 2014, we had approximately $167.0 million of fixed-rate debt and approximately $91.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.14%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the DoubleTree by Hilton Philadelphia Airport and the Georgian Terrace, of 0.50% and 0.25%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on our mortgage on the Georgian Terrace, the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the Crowne Plaza Jacksonville Riverfront remain at approximately $91.2 million, the balance at

December 31, 2014, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $0.8 million.

Item 4.	Controls and Procedures

Sotherly Hotels Inc.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2015.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Controls Over Financial Reporting in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2014, which continues to exist at June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in Sotherly Hotels Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotels Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting, except as described above.

Sotherly Hotels LP

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2015.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Controls Over Financial Reporting in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2014, which continues to exist at June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in Sotherly Hotels LP’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotels LP’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels LP’s internal control over financial reporting, except as described above.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP. (6)

4.7	Indenture between Sotherly Hotels LP and Wilmington Trust, National Association, as trustee. (6)

4.8	Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014. (7)

4.9	First Supplemental Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014. (7)

4.10	7.00% Senior Unsecured Note due 2019, issued by Sotherly Hotels LP. (8)

10.53	Purchase and Sale Agreement by and between MHI Hospitality TRS II, LLC, MHI Hotel Investments Holdings LLC and CRP/MHI Holdings, L.L.C. dated as of June 19, 2015. (9)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

Exhibit
Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.
(8)	Incorporated by reference to the document previously filed as Exhibit 4.10 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2015.
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: August 12, 2015	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: August 12, 2015	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (2)

3.4	Articles Supplementary of the Company.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(4)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(4)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP. (5)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP. (6)

4.7	Indenture between Sotherly Hotels LP and Wilmington Trust, National Association, as trustee. (6)

4.8	Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014. (7)

4.9	First Supplemental Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014. (7)

4.10	7.00% Senior Unsecured Note due 2019, issued by Sotherly Hotels LP. (8)

10.53	Purchase and Sale Agreement by and between MHI Hospitality TRS II, LLC, MHI Hotel Investments Holdings LLC and CRP/MHI Holdings, L.L.C. dated as of June 19, 2015. (9)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit
Number	Description of Exhibit
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.
(8)	Incorporated by reference to the document previously filed as Exhibit 4.10 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2015.
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015.