Form 10-Q
period 2015-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2015-11-13
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were 14,490,714 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2015 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 8 – Equity; and
•	Note 14 – Income (Loss) Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment in hotel properties, net	$354,933,161	$260,192,153
Investment in joint venture	—	1,982,107
Cash and cash equivalents	15,470,385	16,634,499
Restricted cash	6,340,463	6,621,864
Accounts receivable, net	4,749,336	1,908,762
Accounts receivable-affiliate	287,328	197,674
Prepaid expenses, inventory and other assets	4,893,091	3,334,401
Deferred income taxes	4,027,172	3,543,295
Deferred financing costs, net	4,343,069	5,405,288
TOTAL ASSETS	$395,044,005	$299,820,043
LIABILITIES
Mortgage loans	$269,094,175	$205,291,657
Unsecured notes	52,900,000	52,900,000
Accounts payable and accrued expenses	14,591,112	12,044,886
Advance deposits	2,222,728	1,220,729
Dividends and distributions payable	1,335,323	852,914
TOTAL LIABILITIES	$340,143,338	$272,310,186
Commitments and contingencies	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 14,490,714 shares and 10,570,932 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	144,907	105,709
Additional paid in capital	82,766,931	58,659,799
Distributions in excess of retained earnings	(32,209,407)	(35,388,313)
Total Sotherly Hotels Inc. stockholders’ equity	50,702,431	23,377,195
Noncontrolling interest	4,198,236	4,132,662
TOTAL EQUITY	54,900,667	27,509,857
TOTAL LIABILITIES AND OWNERS' EQUITY	$395,044,005	$299,820,043

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUE
Rooms department	$24,132,181	$22,240,896	$71,819,966	$65,110,333
Food and beverage department	7,556,969	7,643,454	23,889,092	22,915,192
Other operating departments	2,252,725	1,880,103	6,073,555	5,089,017
Total revenue	33,941,875	31,764,453	101,782,613	93,114,542
EXPENSES
Hotel operating expenses
Rooms department	6,657,947	6,175,342	18,998,964	17,205,451
Food and beverage department	5,562,404	5,417,434	16,668,025	15,424,254
Other operating departments	491,751	327,942	1,192,917	864,949
Indirect	13,245,062	12,190,045	37,046,275	33,863,830
Total hotel operating expenses	25,957,164	24,110,763	73,906,181	67,358,484
Depreciation and amortization	3,374,209	3,472,760	9,583,506	8,896,057
Loss on disposal of assets	207,235	—	201,835	—
Corporate general and administrative	2,437,428	1,039,318	5,379,032	3,738,314
Total operating expenses	31,976,036	28,622,841	89,070,554	79,992,855
NET OPERATING INCOME	1,965,839	3,141,612	12,712,059	13,121,687
Other income (expense)
Interest expense	(4,245,679)	(3,994,261)	(11,860,649)	(10,803,127)
Interest income	15,480	6,630	40,888	13,785
Equity income (loss) in joint venture	8,173	(156,165)	506,890	248,803
Loss on early debt extinguishment	(74,824)	—	(772,907)	—
Unrealized loss on hedging activities	(106,808)	—	(106,808)	—
Gain on change in control	6,560,958	—	6,560,958	—
Gain on involuntary conversion of asset	—	—	32,433	—
Net income (loss) before income taxes	4,123,139	(1,002,184)	7,112,864	2,581,148
Income tax (provision) benefit	513,505	722,170	(3,255)	893,706
Net income (loss)	4,636,644	(280,014)	7,109,609	3,474,854
Less: Net (income) loss attributable to the noncontrolling interest	(764,250)	65,112	(1,230,773)	(740,065)
Net income (loss) attributable to the Company	$3,872,394	$(214,902)	$5,878,836	$2,734,789
Net income (loss) per share attributable to the Company
Basic and diluted	$0.27	$(0.02)	$0.49	$0.27

Weighted average number of shares outstanding
Basic and diluted	14,247,671	10,353,988	11,884,110	10,311,595

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

			Additional	Distributions
	Common Stock		Paid-	in Excess of	Noncontrolling
	Shares	Par Value	In Capital	Retained Earnings	Interest	Total
Balances at December 31, 2014	10,570,932	$105,709	$58,659,799	$(35,388,313)	$4,132,662	$27,509,857
Issuance of unrestricted common stock awards	26,350	264	193,936	—	—	194,200
Issuance of restricted common stock awards	9,750	97	71,760	—	—	71,857
Issuance of common stock from ATM sales	98,682	987	681,222	—	—	682,209
Issuance of common stock from equity offering	3,435,000	34,350	22,534,259	—	—	22,568,609
Conversion of Operating Partnership units into shares of common stock	350,000	3,500	611,015	—	(614,515)	—
Amortization of restricted stock award	—	—	14,940	—	—	14,940
Dividends and distributions declared	—	—	—	(2,699,930)	(550,684)	(3,250,614)
Net income	—	—	—	5,878,836	1,230,773	7,109,609
Balances at September 30, 2015	14,490,714	$144,907	$82,766,931	$(32,209,407)	$4,198,236	$54,900,667

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$7,109,609	$3,474,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,583,506	8,896,057
Gain on change in control	(6,560,958)	—
Equity income in joint venture	(506,890)	(248,803)
Amortization of deferred financing costs	991,858	1,117,373
Amortization of mortgage premium	(12,341)	—
Gain on involuntary conversion	(32,433)	—
Unrealized loss on derivative instrument	106,808	—
Loss on disposal of assets	201,835	—
Loss on early debt extinguishment	772,907	—
Charges related to equity-based compensation	280,996	240,585
Changes in assets and liabilities:
Restricted cash	(816,271)	(896,342)
Accounts receivable	(2,699,986)	(529,763)
Prepaid expenses, inventory and other assets	(955,695)	(912,124)
Deferred income taxes	(483,877)	(1,037,181)
Accounts payable and other accrued liabilities	1,443,460	6,260,015
Advance deposits	1,001,999	387,497
Accounts receivable - affiliate	(89,654)	36,185
Net cash provided by operating activities	9,334,873	16,788,353
Cash flows from investing activities:
Acquisition of hotel properties	(25,525,754)	(61,106,085)
Improvements and additions to hotel properties	(15,694,033)	(5,265,006)
Distributions from joint venture	600,000	750,000
Funding of restricted cash reserves	(3,539,948)	(2,656,793)
Proceeds of restricted cash reserves	5,797,378	1,788,612
Proceeds from sale of assets	2,027,113	—
Proceeds from insurance conversion	124,609	—
Net cash used in investing activities	(36,210,635)	(66,489,272)
Cash flows from financing activities:
Proceeds of mortgage debt	125,000,000	45,600,000
Proceeds of loans	-	19,000,000
Proceeds from the sale of common stock	23,250,818	127,964
Dividends and distributions paid	(2,768,207)	(1,833,493)
Payment of deferred financing costs	(1,326,663)	(1,755,002)
Payments on mortgage debt and loans	(118,444,300)	(3,898,698)
Net cash provided by financing activities	25,711,648	57,240,771
Net (decrease) increase in cash and cash equivalents	(1,164,114)	7,539,852
Cash and cash equivalents at the beginning of the period	16,634,499	9,376,628
Cash and cash equivalents at the end of the period	$15,470,385	$16,916,480
Supplemental disclosures:
Cash paid during the period for interest	$10,702,488	$8,976,785
Cash paid during the period for income taxes	$570,762	$238,639
Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$—	$1,500,000
Change from assumed loan on Crowne Plaza Hollywood Beach Resort acquisition	$57,000,000	$—
Change in loan premium on the Crowne Plaza Hollywood Beach Resort assumed loan	$246,815	$—
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$657,990	$—

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment in hotel properties, net	$354,933,161	$260,192,153
Investment in joint venture	—	1,982,107
Cash and cash equivalents	15,470,385	16,634,499
Restricted cash	6,340,463	6,621,864
Accounts receivable, net	4,749,336	1,908,762
Accounts receivable-affiliate	287,328	197,674
Prepaid expenses, inventory and other assets	4,893,091	3,334,401
Deferred income taxes	4,027,172	3,543,295
Deferred financing costs, net	4,343,069	5,405,288
TOTAL ASSETS	$395,044,005	$299,820,043
LIABILITIES
Mortgage loans	$269,094,175	$205,291,657
Unsecured notes	52,900,000	52,900,000
Accounts payable and other accrued liabilities	14,591,112	12,044,886
Advance deposits	2,222,728	1,220,729
Dividends and distributions payable	1,335,323	852,914
TOTAL LIABILITIES	$340,143,338	$272,310,186

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
General Partner: 166,916 and 131,218 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	794,767	520,791
Limited Partners: 16,524,625 and 12,990,541 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	54,105,900	26,989,066
TOTAL PARTNERS’ CAPITAL	54,900,667	27,509,857
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$395,044,005	$299,820,043

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUE
Rooms department	$24,132,181	$22,240,896	$71,819,966	$65,110,333
Food and beverage department	7,556,969	7,643,454	23,889,092	22,915,192
Other operating departments	2,252,725	1,880,103	6,073,555	5,089,017
Total revenue	33,941,875	31,764,453	101,782,613	93,114,542
EXPENSES
Hotel operating expenses
Rooms department	6,657,947	6,175,342	18,998,964	17,205,451
Food and beverage department	5,562,404	5,417,434	16,668,025	15,424,254
Other operating departments	491,751	327,942	1,192,917	864,949
Indirect	13,245,062	12,190,045	37,046,275	33,863,830
Total hotel operating expenses	25,957,164	24,110,763	73,906,181	67,358,484
Depreciation and amortization	3,374,209	3,472,760	9,583,506	8,896,057
Loss on disposal of assets	207,235	—	201,835	—
Corporate general and administrative	2,437,428	1,039,318	5,379,032	3,738,314
Total operating expenses	31,976,036	28,622,841	89,070,554	79,992,855
NET OPERATING INCOME	1,965,839	3,141,612	12,712,059	13,121,687
Other income (expense)
Interest expense	(4,245,679)	(3,994,261)	(11,860,649)	(10,803,127)
Interest income	15,480	6,630	40,888	13,785
Equity income(loss) in joint venture	8,173	(156,165)	506,890	248,803
Loss on early debt extinguishment	(74,824)	—	(772,907)	—
Unrealized loss on hedging activities	(106,808)	—	(106,808)	—
Gain on change in control	6,560,958	—	6,560,958	—
Gain on involuntary conversion of asset	—	—	32,433	—
Net income (loss) before income taxes	4,123,139	(1,002,184)	7,112,864	2,581,148
Income tax benefit (provision)	513,505	722,170	(3,255)	893,706
Net income (loss)	$4,636,644	$(280,014)	$7,109,609	$3,474,854
Net income (loss) per unit
Basic and diluted	$0.28	$(0.02)	$0.50	$0.27

Weighted average number of units outstanding
Basic and diluted	16,615,889	13,108,115	14,328,893	13,101,986

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(unaudited)

	General Partner		Limited Partner
	Units	Amount	Units	Amounts	Total
Balances at December 31, 2014	131,218	$520,791	12,990,541	$26,989,066	$27,509,857
Issuance of partnership units	35,697	235,237	3,534,085	23,281,638	23,516,875
Amortization of restricted units award	—	149	—	14,791	14,940
Distributions declared	—	(32,506)	—	(3,218,108)	(3,250,614)
Net income	—	71,096	—	7,038,513	7,109,609
Balances at September 30, 2015	166,915	$794,767	16,524,626	$54,105,900	$54,900,667

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$7,109,609	$3,474,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,583,506	8,896,057
Gain on change in control	(6,560,958)
Equity income in joint venture	(506,890)	(248,803)
Amortization of deferred financing costs	991,858	1,117,373
Amortization of mortgage premium	(12,341)	—
Gain on involuntary conversion	(32,433)	—
Unrealized loss on derivative instrument	106,808	—
Loss on disposal of assets	201,835	—
Loss on early debt extinguishment	772,907	—
Charges related to equity-based compensation	280,996	240,585
Changes in assets and liabilities:
Restricted cash	(816,271)	(896,342)
Accounts receivable	(2,699,986)	(529,763)
Prepaid expenses, inventory and other assets	(955,695)	(912,124)
Deferred income taxes	(483,877)	(1,037,181)
Accounts payable and other accrued liabilities	1,443,460	6,260,015
Advance deposits	1,001,999	387,497
Accounts receivable - affiliate	(89,654)	36,185
Net cash provided by operating activities	9,334,873	16,788,353
Cash flows from investing activities:
Acquisition of hotel properties	(25,525,754)	(61,106,085)
Improvements and additions to hotel properties	(15,694,033)	(5,265,006)
Distributions from joint venture	600,000	750,000
Funding of restricted cash reserves	(3,539,948)	(2,656,793)
Proceeds of restricted cash reserves	5,797,378	1,788,612
Proceeds from the sale of asset	2,027,113
Proceeds from insurance conversion	124,609
Net cash used in investing activities	(36,210,635)	(66,489,272)
Cash flows from financing activities:
Proceeds of mortgage debt	125,000,000	45,600,000
Proceeds of loans	—	19,000,000
Proceeds from the issuance of units	23,250,818	127,964
Distributions paid	(2,768,207)	(1,833,493)
Payment of deferred financing costs	(1,326,663)	(1,755,002)
Payments on mortgage debt and loans	(118,444,300)	(3,898,698)
Net cash provided by financing activities	25,711,648	57,240,771
Net (decrease) increase in cash and cash equivalents	(1,164,114)	7,539,852
Cash and cash equivalents at the beginning of the period	16,634,499	9,376,628
Cash and cash equivalents at the end of the period	$15,470,385	$16,916,480
Supplemental disclosures:
Cash paid during the period for interest	$10,702,488	$8,976,785
Cash paid during the period for income taxes	$570,762	$238,639
Non-cash investing and financing activities:
Proceeds of mortgage debt contributed to restricted cash reserves	$—	$1,500,000
Change from assumed loan on Crowne Plaza Hollywood Beach Resort acquisition	$57,000,000	$—
Change in loan premium on the Crowne Plaza Hollywood Beach Resort assumed loan	$246,815	$—
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$657,990	$—

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation (the “Company”), is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the Mid-Atlantic and Southern United States.  Many of the hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza and Sheraton.

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP, formerly MHI Hospitality, L.P. (the “Operating Partnership”).  The Company and the Operating Partnership through July 30, 2015, also owned a 25.0% noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with CRP/MHI Holdings, LLC, an affiliate of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”).  As of July 31, 2015, we own 100% of the entities that own the Crowne Plaza Hollywood Beach Resort.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at September 30, 2015, was approximately 86.8% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On May 5, 2015, we entered into a mortgage loan agreement to secure a $47.0 million mortgage loan on the Georgian Terrace with Bank of America, N.A.  We used the proceeds to repay the existing first mortgage on the Georgian Terrace, to pay closing costs and the remainder of the proceeds to partially fund ongoing renovations at the Georgian Terrace and for general corporate purposes.

On July 1, 2015, the Company closed an equity sale and issuance of 3,000,000 shares of common stock (the “Offering”), for net proceeds of approximately $19.8 million, after deducting offering-related expenses.  On July 17, 2015, the Company closed an additional equity sale and issuance of 435,000 shares of common stock in the amount of approximately $2.9 million, net, from the exercise by the underwriter of an overallotment option to purchase additional shares from the Offering.  The Company contributed the approximately $22.7 million net proceeds of this Offering, including the proceeds from the exercise of the underwriters’ overallotment option, to the Operating Partnership in exchange for common units of partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Offering to partially fund the cash portion of the purchase price for the acquisition of Carlyle’s 75.0% indirect interest in the Crowne Plaza Hollywood Beach Resort and related transaction expenses.

On July 7, 2015, the Company obtained an $18.5 million mortgage loan with Bank of the Ozarks collateralized by a first mortgage on the DoubleTree by Hilton Jacksonville Riverfront. The mortgage loan carries a four-year term, bears interest at a floating rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0% and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The maturity date is July 7, 2019, with a possible one year extension. The Company used the proceeds of the mortgage to repay the existing first mortgage on the DoubleTree by Hilton Jacksonville Riverfront and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at the DoubleTree by Hilton Jacksonville Riverfront and for general corporate purposes.

On July 31, 2015, we acquired the remaining 75% interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort, and (ii) the entity that leases the Crowne Plaza Hollywood Beach Resort.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the Crowne Plaza Hollywood Beach Resort. The purchase price for the remaining 75.0% interest in the Crowne Plaza Hollywood Beach Resort was a cash payment in the aggregate amount of approximately $26.3 million, subject to customary pro-rations. The existing mortgage loan secured by the Crowne Plaza Hollywood Beach Resort in the amount of $57.0 million issued by Bank of America, N.A remained in place and was assumed by the Company.

On September 28, 2015, we entered into a loan agreement to secure a $60.0 million mortgage on the Crowne Plaza Hollywood Beach Resort with Bank of America, N.A   The Company used the proceeds to repay the existing first mortgage on the Crowne Plaza Hollywood Beach Resort and to pay closing costs, and will use the balance of the proceeds for general corporate purposes.

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

Investment in Joint Venture – Investment in joint venture represented our noncontrolling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Carlyle owned a 75.0% controlling indirect interest in these entities, through July 30, 2015. As of July 31, 2015, we own 100% of the entities that own the Crowne Plaza Hollywood Beach Resort, and the operating activity of that hotel is consolidated in these financial statements for the two months ended September 30, 2015.  We accounted for our investment in the joint venture under the equity method of accounting and were entitled to receive our pro rata share of annual cash flow. We also had the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.

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

Accounts Receivable – Accounts receivable consists primarily of hotel guest and banqueting receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.  See Note 5 for further discussion on allowance for potential credit losses.

Inventories – Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2015 and December 31, 2014 were approximately $351,999 and $394,139, respectively. Amortization expense for the three month periods ended September 30, 2015 and 2014 totaled $40,572 and $10,875, respectively, and for the nine month periods ended September 30, 2015 and 2014 totaled $68,972 and $32,625, respectively.

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

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we primarily used an interest-rate swap, which was required under our then-existing credit agreement and acted as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments without exchange of the underlying principal amount. We valued our interest-rate swap at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We also have used derivative instruments in the Company’s stock to obtain more favorable terms on our financing. We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our investment in hotel property, net, interest rate cap, mortgage loans and unsecured notes measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2014
Investment in hotel property, net(1)	$—	$—	$6,396,787
Mortgage loans(2)	$—	$(209,994,659)	$—
Unsecured notes(3)	$(53,816,320)	$—	$—
September 30, 2015 (unaudited)
Interest Rate Cap(5)	$—	$72,992	$—
Mortgage loans(2)	$—	$(270,473,291)	$—
Unsecured notes(3)	$(54,385,800)	$—	$—

(1)

A non-recurring fair value measurement was conducted in 2014 for our investment in hotel property, which resulted in impairment charges for the year ended December 31, 2014, which represent the amount by which the carrying value of the asset group exceeded its fair value.

(2)	Mortgage loans are reflected at outstanding principal balance on our Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014.
(3)	Unsecured notes are recorded at outstanding principal balance on our Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014.
(4)	Interest rate cap for our loan on DoubleTree by Hilton Jacksonville Riverfront, which caps the rate at 2.5%.

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

Revenue Recognition – Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and rentals from restaurant tenants, rooftop leases and gift shop operators. Revenues are reported net of occupancy and other taxes collected from customers and remitted to governmental authorities. Receivables for amounts earned under various contracts are subject to audit, including a receivable for approximately $1.6 million from Starwood Resorts and Hotels. See Note 5, for further discussion.

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of consolidated operations pursuant to the terms of each lease.  Lease revenue was approximately $0.5 million and $0.4 million, for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.4 million and $1.2 million, for the nine months ended September 30, 2015 and 2014, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

Remaining three months ending December 31, 2015	$367,936
December 31, 2016	1,321,344
December 31, 2017	867,447
December 31, 2018	356,179
December 31, 2019	236,372
December 31, 2020 and thereafter	1,086,188
Total	$4,235,466

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of September 30, 2015 and December 31, 2014, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2014. In addition, as of September 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2014.

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

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of September 30, 2015, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan for the three months ended September 30, 2015 and 2014 was $276,016 and $235,605, respectively.  The 2004 Plan was terminated in April 2013.

Advertising – Advertising costs were $69,006 and $46,943 for the three months ended September 30, 2015 and 2014, respectively, and were $178,661 and $160,096 for the nine months ended September 30, 2015 and 2014, respectively. Advertising costs are expensed as incurred.

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

In May 2014, the FASB issued ASU 2014-09 related to ASC Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update.  As issued, this ASU is not effective until annual reporting periods beginning after December 15, 2016, however the FASB has deferred the effective date of ASU 2014-09 such that it would be effective for annual reporting periods beginning after December 15, 2017.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Acquisition of Hotel Properties

Georgian Terrace Acquisition. On March 27, 2014, we acquired the 326-room Georgian Terrace in Atlanta, Georgia, for approximately $61.1 million.

Crowne Plaza Hollywood Beach Resort Acquisition. On July 31, 2015, we acquired the controlling interest in the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood Beach, Florida, previously held by the Carlyle Group for approximately $25.5 million.  The purchase price allocation for final valuation of assets acquired is preliminary as of September 30, 2015.

The allocation of the purchase price based on fair values for both properties is as follows:

	Georgian Terrace	Crowne Plaza Hollywood Beach Resort
Land and land improvements	$10,127,687	$24,008,289
Buildings and improvements	45,385,939	64,854,787
Furniture, fixtures and equipment	5,163,135	2,802,135
Investment in hotel properties	60,676,761	91,665,211
Restricted cash	124,658	1,159,759
Accounts receivable	465,287	140,588
Prepaid expenses, inventory and other assets	430,997	797,505
Assumed mortgage	—	(57,259,159)
Accounts payable and accrued liabilities	(591,618)	(2,527,633)
Equity investment	—	(1,889,560)
Gain on change in control	—	(6,560,958)
Net cash	$61,106,085	$25,525,754

The results of operations of the Georgian Terrace are included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the acquisition of the Georgian Terrace, for the period March 27, 2014 to September 30, 2014 are approximately $11.3 million and $2.0 million, respectively and the total revenue and net loss related to the acquisition of the Crowne Plaza Hollywood Beach Resort, for the period from August 1, 2015 to September 30, 2015 are approximately $2.4 million and $0.5 million, respectively. The following pro forma financial information presents the results of operations of the Company and the Operating Partnership for the three and nine months ended September 30, 2015 and 2014, as if the acquisitions of the Georgian Terrace and the Crowne Plaza Hollywood Beach Resort had taken place on January 1, 2014. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2014, or of future results of operations:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro forma revenues	$35,402,727	$35,581,783	$115,181,068	$112,740,493
Pro forma operating expenses	33,597,191	32,850,638	99,056,441	96,048,017
Pro forma operating income	$1,805,536	$2,731,145	$16,124,627	$16,692,476
Pro forma net income (loss)	$(1,936,057)	$(1,378,074)	$1,487,491	$1,735,808
Pro forma earnings (loss) per basic and diluted share	$(0.12)	$(0.08)	$0.09	$0.10
Pro forma earnings (loss) per basic and diluted units	$(0.12)	$(0.08)	$0.09	$0.10
Pro forma basic and diluted common shares	14,247,671	13,788,988	15,319,110	13,746,595
Pro forma basic and diluted units	16,487,524	16,542,413	16,534,316	16,542,413

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Land and land improvements	$59,846,416	$37,483,400
Buildings and improvements	330,213,388	257,343,516
Furniture, fixtures and equipment	41,561,930	38,762,997
	431,621,734	333,589,913
Less: accumulated depreciation and impairment	(76,688,573)	(73,397,760)
	$354,933,161	$260,192,153

5. Accounts Receivable, Net

Accounts receivable as of September 30, 2015 and December 31, 2014 were $4,749,336 and $1,908,762, respectively.  Current and prior year revenues earned under various preferred guests programs through our license contracts with national hotel companies are subject to audit.  Starwood Hotels & Resorts Worldwide Inc. is disputing a portion of the approximately $1.6 million of revenues earned and recognized during the second quarter of 2015.  This receivable has been reviewed for potential impairment loss and the review resulted in no allowance as of September 30, 2015.  The Company has filed a claim against Starwood Hotels & Resorts Worldwide Inc. for this amount and for other damages in favor of the Sheraton Louisville Riverside.  There is potential for loss up to $1.5 million, related to this receivable, however the Company has concluded that collection of an amount less than the amount due is currently not probable.

6. Debt

Mortgage Debt. As of September 30, 2015 and December 31, 2014, we had approximately $268.8 million and approximately $205.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	September 30,
	2015	December 31,	Prepayment	Maturity		Amortization		Interest
Property	(unaudited)	2014	Penalties	Date		Provisions		Rate
Crowne Plaza Hampton Marina	$3,761,585	$4,509,500	None	6/30/2016		$83,000	(1)	5.00%(2)
Crowne Plaza Hollywood Beach Resort	60,000,000	—	None	10/1/2025		30 years		4.91%
Crowne Plaza Houston Downtown	20,585,912	20,954,867	Yes(3)	4/12/2016	(4)	25 years		4.50%
Crowne Plaza Tampa Westshore	13,093,566	13,317,684	None	6/18/2017		25 years		5.60%
DoubleTree by Hilton Jacksonville Riverfront	17,920,603	16,358,706	Yes(12)	7/7/2019	(5)	25 years		LIBOR plus 3.50%
DoubleTree by Hilton Laurel	6,840,862	6,974,458	Yes(10)	8/5/2021		25 years		5.25%(11)
DoubleTree by Hilton Philadelphia Airport	32,631,238	33,378,102	None	4/1/2019		25 years		LIBOR plus 3.00%(7)
DoubleTree by Hilton Raleigh Brownstone –University	15,111,479	15,274,284	(6)	8/1/2018		30 years		4.78%
Georgian Terrace	46,822,566	41,500,000	None	6/1/2025	(8)	30 years		4.42%
Hilton Savannah DeSoto	20,702,141	21,050,093	Yes(9)	9/1/2017		25 years		6.06%
Hilton Wilmington Riverside	19,969,949	20,389,325	Yes(9)	4/1/2017		25 years		6.21%
Sheraton Louisville Riverside	11,407,459	11,584,638	(6)	1/6/2017		25 years		6.24%
Total Mortgage Principal Balance	$268,847,360	$205,291,657
Unamortized premium on loan	246,815	-
Total Mortgage Loans	$269,094,175	$205,291,657

(1)	The Operating Partnership is required to make monthly principal payments of $83,000.
(2)	The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.
(3)	The note is subject to a prepayment penalty if the loan is prepaid in full or in part prior to November 13, 2015.
(4)	The note provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.

(5)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(6)	With limited exception, the note may not be prepaid until two months before maturity.
(7)	The note bears a minimum interest rate of 3.50%.
(8)	The note may not be prepaid on or prior to February 2025. Prepayment can be made without penalty thereafter with not less than 30 days and not more than 90 days, prior written notice.
(9)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(10)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or without penalty from such date until 180 days before the maturity.
(11)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.
(12)	The note is subject to a prepayment premium if the loan is prepaid in full or in part prior to 24 months from July 7, 2015.

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of September 30, 2015.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of September 30, 2015 were as follows:

The remaining three month period ending December 31, 2015	$1,798,746
December 31, 2016	29,229,131
December 31, 2017	66,768,132
December 31, 2018	18,152,719
December 31, 2019	31,786,801
December 31, 2020 and thereafter	121,111,831
Total future maturities	$268,847,360

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

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the three and nine months ended September 30, 2015 and 2014 each totaled $15,867 and $47,601, respectively.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three and nine months ended September 30, 2015 and 2014, each totaled $23,871 and $71,612, respectively.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three and nine months ended September 30, 2015 and 2014, each totaled $651 and $1,952, respectively.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the three and nine months ended September 30, 2015 and 2014, each totaled $1,505 and $4,515, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018.  Rent expense for the three and nine months ended September 30, 2015 totaled $21,851 and $62,585, respectively, for the three months and nine months ended September 30, 2014 totaled $19,269 and $51,769, respectively.

We lease 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense totaled $12,584 and $37,754 for the three and nine months ended September 30, 2015, respectively, and totaled $12,585 and $37,692 for the three and nine months ended September 30, 2014, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between August 2015 and February 2018.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

The remaining three month period ending December 31, 2015	$98,026
December 31, 2016	356,720
December 31, 2017	240,263
December 31, 2018	176,740
December 31, 2019	100,480
December 31, 2020 and thereafter	636,547
Total	$1,608,776

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – At September 30, 2015, each of our wholly-owned operating hotels was operated under a management agreement with Chesapeake Hospitality.  Effective January 1, 2015, each of our wholly-owned hotels operated under a new master agreement as well as an individual hotel management agreement (see Note 9).  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of September 30, 2015, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between September 2015 and October 2024.  On August 7, 2014, we voluntarily terminated the franchise agreement with Holiday Hospitality Franchising, LLC (IHG) for the Crowne Plaza Jacksonville Riverfront effective September 1, 2015 and recognized a termination fee of $351,800.  The property is being rebranded as the DoubleTree by Hilton Jacksonville Riverfront.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

Litigation –We are involved in litigation against Starwood Resorts and Hotels seeking payment of accounts receivable owing to us in the amount of approximately $1.6 million and for additional unspecified damages in favor of the Sheraton Louisville Riverside.  To our knowledge, we are not involved in any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

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

The following is a schedule of issuances, since January 1, 2014, of the Company’s common stock:

On September 16, 2015, one holder of units in the Operating Partnership redeemed a total of 200,000 units for an equivalent number of shares of the Company’s common stock.

On July 17, 2015, the Company sold 435,000 shares of common stock for net proceeds of approximately $2.9 million, which it contributed to the Operating Partnership for an equivalent number of units.

On July 1, 2015, the Company sold 3,000,000 shares of common stock, for net proceeds of approximately $19.8 million, which it contributed to the Operating Partnership for an equivalent number of units.

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

As of September 30, 2015 and December 31, 2014, the Company had 14,490,714 and 10,570,932 shares of common stock outstanding, respectively.

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

As of September 30, 2015 and December 31, 2014, the total number of Operating Partnership units outstanding was 16,691,541 and 13,121,759, respectively.

As of September 30, 2015 and December 31, 2014, the total number of outstanding Operating Partnership units not owned by the Company was 2,200,827 and 2,550,827, respectively, with a fair market value of approximately $15.0 million and $19.1 million, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. As of September 30, 2015, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,364,404 shares, approximately 9.4%, of the Company’s outstanding common stock as well as 1,292,958 Operating Partnership units. The indirect equity owners of Chesapeake Hospitality include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims.  The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At September 30, 2015 and December 31, 2014, we were due $0 and $50,838, respectively, from Chesapeake Hospitality.

Shell Island Sublease – We had a sublease arrangement with Chesapeake Hospitality on our expired leasehold interests in the property at Shell Island. Leasehold revenue was $0 and $87,500 for the three month periods ended September 30, 2015 and 2014, respectively and was $0 and $175,000 for the nine month periods ended September 30, 2015 and 2014.  The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with Chesapeake Hospitality that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by Chesapeake Hospitality. The agreement expired on December 15, 2014, in conjunction with the execution of the new management agreements.

Management Agreements – Each of the hotels that we wholly-owned at September 30, 2015 were operated by Chesapeake Hospitality under various management agreements that were to expire between December 2014 and March 2019.  Under those now terminated agreements, Chesapeake Hospitality received a base management fee of 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. The agreements also provided for an incentive management fee due annually in arrears within 90 days of the end of the fiscal year equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis for eight hotels and on an individual basis for two other hotels, for a given year exceeds the gross operating profit for the same hotel(s), for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotel(s) included in the incentive fee calculation.  The management agreement for the Crowne Plaza Houston Downtown did not provide for any incentive management fee.  Additionally, the management agreement for the Georgian Terrace provided for an administrative fee of $30,000 per year for as long as the adjacent parking garage is managed by a third party.

On December 15, 2014, we entered into a new master agreement and a series of individual hotel management agreements that became effective on January 1, 2015.  The master agreement has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect.  The base management fee for the Crowne Plaza Houston Downtown and the Georgian Terrace will remain at 2.00% through 2015, increases to 2.25% in 2016 and increases to 2.50% thereafter.  The base management fees for the remaining properties in the current portfolio will be 2.65% through 2017 and decreases to 2.50% thereafter.  For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.  On July 31, 2015, we entered into a new management agreement for the management of the Crowne Plaza Hollywood Beach Resort, with a base management fee of 2.00% for the first full year from the commencement date through the anniversary date, 2.25% for the second full year, and 2.50% for every year thereafter.

Base management and administrative fees earned by Chesapeake Hospitality for our wholly owned properties totaled $823,610 and $2,490,047 for the three months and nine months ended September 30, 2015, respectively, and $915,286 and $2,696,499 for the three months and nine months ended September 30, 2014, respectively.  In addition, estimated incentive management fees of $9,905 and $104,713 were accrued for the three months and nine months ended September 30, 2015, respectively, and estimated incentive management fees of $58,002 and $157,895 were accrued for the three months and nine months ended September 30, 2014, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1,190,699 and $3,432,373 for the three and nine months ended September 30, 2015, respectively and $979,507 and $2,791,054 for the three and nine months ended September 30, 2014, respectively.

Crowne Plaza Hollywood Beach Resort JV.  As of September 30, 2015, we own 100% of the Crowne Plaza Hollywood Beach Resort, which is no longer considered a related party and has a new management agreement as of July 31, 2015.  However, through July 30, 2015 we owned a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. The following is a summary of the transactions between Crowne Plaza Hollywood Beach Resort and us:

Accounts Receivable – At September 30, 2015 and December 31, 2014, we were due $0 and $146,836, respectively, from Crowne Plaza Hollywood Beach Resort.

Management Agreement – Crowne Plaza Hollywood Beach Resort was operated by Chesapeake Hospitality under a management agreement that was set to expire August 2017.  Under this agreement Chesapeake Hospitality received a base management fee of 3.0% of gross revenues. Base management fees earned by Chesapeake Hospitality totaled $43,826 and $401,954 for the three and nine months ended September 30, 2015, respectively, and totaled $114,520 and $445,564 for the three and nine months ended September 30, 2014, respectively.

Asset Management Fee – Also, under an asset management agreement that terminated on July 31, 2015, MHI Hospitality TRS II, LLC, an indirect subsidiary of the Company, received a fee of 1.50% of total revenue which was due on a quarterly basis for services rendered. Asset management fees totaled $21,913 and $200,976 for the three and nine months ended September 30, 2015, respectively, and totaled $57,260 and $222,829 for three and nine months ended September 30, 2014, respectively.  Unpaid asset management fees included in accounts payable and accrued liabilities at September 30, 2015 and December 31, 2014 totaled $0 and $73,278, respectively.

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

Others. On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a brand manager. Compensation for the three and nine months ended September 30, 2015 totaled approximately $68,044 and $201,884, respectively, for the three individuals.  Compensation for the three and nine months ended September 30, 2014 totaled $41,613 and $113,642, respectively, for the three individuals.

During the three and nine month period ending September 30, 2015, the Company reimbursed $44,691 and $84,701, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plan

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $14,567 and $42,177 for the three and nine months ended September 30, 2015, respectively, and $6,138 and $36,778 for the three and nine months ended September 30, 2014, respectively.

11. Unconsolidated Joint Venture

As of September 30, 2015, we own 100% of the Crowne Plaza Hollywood Beach Resort.  However through July 31, 2015 we owned only a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Carlyle owned a 75.0% indirect controlling interest in these entities. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment through July 31, 2015, which is accounted for under the equity method, is as follows:

December 31, 2014
ASSETS
Investment in hotel property, net	$62,823,142
Cash and cash equivalents	2,153,906
Restricted cash	874,111
Accounts receivable	328,755
Prepaid expenses, inventory and other assets	1,489,479
TOTAL ASSETS	$67,669,393
LIABILITIES
Mortgage loan, net	$57,000,000
Accounts payable and other accrued liabilities	2,195,613
Accounts payable and other accrued liabilities, member	146,836
Advance deposits	398,695
TOTAL LIABILITIES	59,741,144
TOTAL MEMBERS’ EQUITY	7,928,249
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$67,669,393

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015 (1)	September 30, 2014	September 30, 2015 (2)	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rooms department	$1,084,157	$2,860,460	$10,605,942	$11,592,712
Food and beverage department	239,212	590,816	1,911,950	2,194,154
Other operating departments	137,483	366,054	880,564	1,068,421
Total revenue	1,460,852	3,817,330	13,398,456	14,855,287
Expenses
Hotel operating expenses
Rooms department	262,070	788,569	2,071,436	2,471,048
Food and beverage department	185,976	516,777	1,442,145	1,696,364
Other operating departments	67,190	176,520	388,087	502,967
Indirect	648,430	1,663,202	3,991,773	5,270,113
Total hotel operating expenses	1,163,666	3,145,068	7,893,441	9,940,492
Depreciation and amortization	148,134	619,164	1,037,113	1,867,706
General and administrative	36,944	63,254	1,060,687	296,850
Total operating expenses	1,348,744	3,827,486	9,991,241	12,105,048
Operating income	112,108	(10,156)	3,407,215	2,750,239
Interest expense	(223,218)	(597,711)	(1,523,455)	(1,755,027)
Net (loss) income	$(111,110)	$(607,867)	$1,883,760	$995,212

(1)	Represents one month of activity for the unconsolidated joint venture from July 1, 2015 to July 31, 2015.

(2)	Represents seven months of activity for the unconsolidated joint venture from January 1, 2015 to July 31, 2015.

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative	$2,908,836	$2,542,701	$8,245,283	$7,335,774
Sales and marketing	837,820	2,588,456	6,360,115	7,328,646
Repairs and maintenance	2,788,820	1,700,344	6,046,368	4,676,000
Utilities	994,203	1,662,806	3,836,014	4,357,314
Franchise fees	1,865,001	1,289,381	3,872,493	3,279,077
Management fees, including incentive	1,770,100	977,178	3,531,346	2,696,499
Insurance	591,058	513,071	1,614,391	1,473,246
Property taxes	1,406,013	901,066	3,336,271	2,535,613
Other	83,211	15,042	203,994	181,661
Total indirect hotel operating expenses	$13,245,062	$12,190,045	$37,046,275	$33,863,830

13. Income Taxes

The components of the income tax benefit for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$67,708	$9,285	$67,708	$32,285
State	311,468	93,890	419,424	209,379
	379,176	103,175	487,132	241,664
Deferred:
Federal	(774,207)	(659,931)	(424,111)	(917,792)
State	(118,474)	(165,414)	(59,766)	(217,578)
	(892,681)	(825,345)	(483,877)	(1,135,370)
	$(513,505)	$(722,170)	$3,255	$(893,706)

A reconciliation of the statutory federal income tax benefit to the Company’s income tax benefit is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$1,536,869	$(340,744)	$2,553,376	$877,590
Effect of non-taxable REIT income	(2,243,368)	(309,902)	(2,909,779)	(1,763,096)
State income tax benefit	192,994	(71,524)	359,658	(8,200)
	$(513,505)	$(722,170)	$3,255	$(893,706)

As of September 30, 2015 and December 31, 2014, we had a net deferred tax asset of approximately $4.0 million and $3.5 million, respectively, of which, approximately $3.1 million and $2.7 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of both September 30, 2015 and December 31, 2014, approximately $0.2 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years.  The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.  We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income (loss) attributable to the Company for basic computation	$3,872,394	$(214,902)	$5,878,836	$2,734,789

Denominator
Weighted average number of common shares outstanding for basic computation	14,247,671	10,353,988	11,884,110	10,311,595
Basic and diluted net income (loss) per share	$0.27	$(0.02)	$0.49	$0.27

Income Per Unit – The computation of basic and diluted earnings per unit is presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income (loss)	$4,636,644	$(280,014)	$7,109,609	$3,474,854
Denominator
Weighted average number of units outstanding	16,615,889	13,108,115	14,328,893	13,101,986
Basic and diluted net income (loss) per unit	$0.28	$(0.02)	$0.50	$0.27

15. Subsequent Events

On October 20, 2015, we secured $2.0 million additional proceeds on our mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront property as part of an earn-out pursuant to the terms of the existing loan agreement.

On October 27, 2015, we announced a quarterly dividend (distribution) on our common stock (and units) of $0.08 per share (and unit), payable on January 11, 2016 to stockholders (and unitholders) of record as of December 15, 2015.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,011 rooms. All of our properties, except for the Georgian Terrace, operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree and Sheraton.  As of July 31, 2015, all twelve of these hotels are 100% owned by subsidiaries of the Operating Partnership.  During the reporting period, we owned a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle prior to our acquisition of the remaining 75.0% interest in July 2015.  As of September 30, 2015, we owned the following hotel properties:

	Number
Property	of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Hollywood Beach Resort(1)	311	Hollywood Beach, FL	August 9, 2007	Upscale
Crowne Plaza Houston Downtown	259	Houston, TX	November 13, 2013	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
DoubleTree by Hilton Jacksonville Riverfront	293	Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208	Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upscale
Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent(2)
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale
Total	3,011

(1)

We owned this hotel through a joint venture in which we had a 25.0% interest, through July 31, 2015.   We acquired the remaining 75.0% interest on July 31, 2015 and owned the hotel 100%, as of September 30, 2015.

(2)	We believe that the Georgian Terrace would carry a chain scale designation of upper upscale if it were a branded hotel.

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 88.1% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our initial properties and related assets.

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

Results of Operations

The following tables illustrate the key operating metrics for the three and nine months ended September 30, 2015 and 2014, respectively, for the Company’s wholly-owned properties, including the Crowne Plaza Hollywood Beach Resort for the period from August 1, 2015 to September 30, 2015, during each respective reporting period (“actual” portfolio metrics), as well as the ten wholly-owned properties in the portfolio that were under the Company’s control during the three and nine months ended September 30, 2015 and the corresponding period in 2014 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Georgian Terrace, which was acquired in March 2014, or for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture in August 2007 and in which the Company had a 25.0% indirect interest prior to its acquisition of the remaining 75.0% interest in July 2015.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Actual Portfolio Metrics
Occupancy %	70.5%	73.1%	71.4%	72.7%
ADR	$128.16	$122.61	$133.20	$126.32
RevPAR	$90.32	$89.60	$95.06	$91.85
Same-Store Portfolio Metrics
Occupancy %	69.7%	72.1%	71.2%	71.9%
ADR	$124.77	$119.48	$130.49	$124.27
RevPAR	$86.93	$86.14	$92.87	$86.57

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Revenue.  Total revenue for the three months ended September 30, 2015 increased approximately $2.2 million, or 6.9%, to approximately $33.9 million compared to total revenue of approximately $31.8 million for the three months ended September 30, 2014. Approximately $2.4 million of the increase relates to the acquisition of our property in Hollywood Beach, Florida in July 2015.  Increases in revenues at our properties in Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Hampton, Virginia and Atlanta, Georgia were offset by decreases in revenue at our properties impacted by renovation activities in Laurel, Maryland and Houston, Texas; other revenue decreases at properties in Jeffersonville, Indiana and Tampa, Florida, as well as by the loss of rental income associated with the Shell Island which expired in December 2014.

Room revenue increased approximately $1.9 million, or 8.5%, to approximately $24.1 million for the three months ended September 30, 2015 compared to room revenue of approximately $22.2 million for the three months ended September 30, 2014.  The increase in room revenue for the three months ended September 30, 2015 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.8 million for the period.  In addition, the increase in room revenue for the three months ended September 30, 2015 resulted from favorable results of a 4.5% increase in ADR and a 0.8% increase in RevPAR, offset by a 3.6% decrease in occupancy, as compared to the same period in 2014. Reduced occupancy was due to ongoing renovations at our Laurel, Maryland; Jacksonville, Florida; Houston, Texas and Atlanta, Georgia. Our properties in Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; and Hampton, Virginia, experienced a significant increase in room revenue, offset by decreases at our properties in Wilmington, North Carolina and Tampa, Florida.

Food and beverage revenues decreased approximately $0.1 million, or 1.1%, to approximately $7.5 million for the three months ended September 30, 2015 compared to food and beverage revenues of approximately $7.6 million for the three months ended September 30, 2014.   The decrease in food and beverage revenues for the three months ended September 30, 2014 resulted principally from reduced occupancy due to ongoing renovations at our Laurel, Maryland; Jacksonville, Florida; Houston, Texas and Atlanta, Georgia and reductions at our properties in Wilmington, North Carolina; Savannah, Georgia; Philadelphia, Pennsylvania and

Hampton, Virginia, which were offset by increases in food and beverage revenue mainly from the acquired property in Hollywood Beach, Florida and at our other properties.

Revenue from other operating departments increased approximately $0.4 million, or 19.8%, to approximately $2.3 million for the three months ended September 30, 2015 compared to revenue from other operating departments of approximately $1.9 million for the three months ended September 30, 2014.  The increase in revenue from other operating departments for the three months ended September 30, 2015 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.2 million for the period.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $26.0 million for the three months ended September 30, 2015, an increase of approximately $1.8 million, or 7.7%, compared to total hotel operating expenses of approximately $24.1 million for the three months ended September 30, 2014.  The increase in hotel operating expenses for the three months ended September 30, 2015 was substantially related to increases from the acquired property in Hollywood Beach, Florida, accounting for increases in hotel operating expenses of approximately $1.9 million for the period.

Rooms expense for the three months ended September 30, 2015 increased approximately $0.5 million, or 7.8%, to approximately $6.7 million compared to rooms expense for the three months ended September 30, 2014 of approximately $6.2 million. The increase in rooms expense for the three months ended September 30, 2015 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for increases in rooms expense of approximately $0.5 million for the period.

Food and beverage expenses for the three months ended September 30, 2015 increased approximately $0.2 million, or 2.7%, to approximately $5.6 million compared to food and beverage expenses of approximately $5.4 million for the three months ended September 30, 2014.  The increase in food and beverage expenses for the three months ended September 30, 2015 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for increases in food and beverage expenses of approximately $0.3 million for the period.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2015 increased approximately $1.1 million, or 8.7%, to approximately $13.2 million compared to indirect expenses of approximately $12.2 million for the three months ended September 30, 2014.  The increase in indirect expenses for the three months ended September 30, 2015 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for increases in indirect expenses of approximately $1.0 million for the period and property tax costs compared with the three months ended September 30, 2014.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2015 decreased approximately $0.1 million, or 2.8%, to $3.4 million compared to depreciation and amortization of approximately $3.5 million for the three months ended September 30, 2014.  The decrease was mostly attributable to reductions of intangible asset amortization during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, offset by increases in the depreciation related to our capital assets acquired in the fourth quarter of 2014 and the first two quarters of 2015.

Loss on Disposal of Assets.  During the three months ended September 30, 2015, we recorded a loss on disposal of assets of $207,235, compared to no disposal of assets for the three months ended September 30, 2014.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended September 30, 2015 increased approximately $1.4 million, or 134.5% to approximately $2.4 million compared to corporate general and administrative expenses of approximately $1.0 million for the three months ended September 30, 2014.  The increase in corporate general and administrative expenses was mainly due to an increase in acquisition costs of approximately $0.6 million, a one-time tax penalty of $0.4 million, loan costs of $0.2 million on the modification of the Crowne Plaza Hollywood Beach Resort mortgage, additional staffing and related salary increase of approximately $0.1 million, and increased professional fees of approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended September 30, 2015 increased approximately $0.2 million, or 6.3%, to approximately $4.2 million compared to interest expense of approximately $4.0 million for the three months ended September 30, 2014.  The increase in interest expense for the three months ended September 30, 2015 was substantially related to the assumed mortgage loan for the acquired property in Hollywood Beach, Florida, accounting for an increase in interest expense of approximately $0.3 million for the period, and by the issuance of the 7% Notes due in 2019, accounting for approximately $0.4 million.  These increases were offset by the Bridge Loan interest during the three months ending September 30, 2014 compared to no Bridge Loan interest during the three months ending September 30, 2015 accounting for approximately $0.5 million.

Equity Income (Loss) in Joint Venture.  Equity income (loss) in joint venture for the three months ended September 30, 2015 represented our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort through July 31, 2015, the date of our acquisition of the property.  For the three months ended September 30, 2015 and 2014, we realized approximately $0 and $(0.2) net income (loss), respectively.

Loss on Early Debt Extinguishment.  During the three months ended September 30, 2015 we refinanced a variable rate mortgage loan, we had with Fifth Third Bank on the DoubleTree by Hilton Jacksonville Riverfront, with a new variable rate loan from Bank of the Ozarks.  The amount of accumulated un-amortized loan costs of $74,824 was written off during the period ending September 30, 2015.  There was no loss on early debt extinguishment during the three months ending September 30, 2014.

Unrealized Loss on Hedging Activities.  During the three months ended September 30, 2015 we refinanced a variable rate mortgage loan we had with Fifth Third Bank on the DoubleTree by Hilton Jacksonville Riverfront, with a new variable rate loan from Bank of the Ozarks.  During August 2015 we purchased an interest rate cap for $179,800.  As of September 30, 2015 the fair market value of the interest rate cap is $72,992.  The unrealized loss on hedging activities during the three months ended September 30, 2015 and 2014, was $106,808 and $0, respectively.

Gain on Change in Control.  On July 31, 2015, we acquired from Carlyle the remaining 75% of the entities that own and lease the Crowne Plaza Hollywood Beach Resort.  Due to the increased fair market value of the property for our original 25% we recognized a discounted gain on change in control.  The gain on change in control during the three months ended September 30, 2015 and 2014, was approximately $6.6 million and $0, respectively.  The gain on change in control is based on a preliminary purchase price allocation.

Income Taxes.  We had an income tax benefit of approximately $0.5 million for the three months ended September 30, 2015 compared to an income tax benefit of approximately $0.7 million for the three months ended September 30, 2014.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized a lesser operating loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Net Income (Loss).  We realized net income for the three months ended September 30, 2015 of approximately $4.6 million compared to total net loss of approximately $(0.3) million for the three months ended September 30, 2014 as a result of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Revenue. Total revenue for the nine months ended September 30, 2015 increased approximately $8.7 million, or 9.3%, to approximately $101.8 million compared to total revenue of approximately $93.1 million for the nine months ended September 30, 2014. Approximately $5.6 million of the increase relates to the acquisition of our property in Atlanta, Georgia in March 2014.  Approximately $2.4 million of the increase relates to the acquisition of our property in Hollywood Beach, Florida in July 2015.  Increases in revenues at our properties in Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Hampton, Virginia and Atlanta, Georgia were offset by decreases in revenue at our properties impacted by renovation activities in Laurel, Maryland and Houston, Texas; other revenue decreases at our property in Wilmington, North Carolina,  as well as by the loss of rental income associated with the Shell Island which expired in December 2014.

Room revenue increased approximately $6.7 million, or 10.3%, to approximately $71.8 million for the nine months ended September 30, 2015 compared to room revenue of approximately $65.1 million for the nine months ended September 30, 2014. The increase in room revenue for the nine months ended September 30, 2015 resulted mainly from the acquired property in Atlanta, Georgia, accounting for an increase of approximately $3.0 million for the period and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.8 million for the period. Our properties in Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; and Hampton, Virginia, experienced a significant increase in room revenue, offset by decreases at our properties in Wilmington, North Carolina; Laurel, Maryland; Tampa, Florida; Houston, Texas and Atlanta, Georgia.

Food and beverage revenues increased approximately $1.0 million, or 4.3%, to approximately $23.9 million for the nine months ended September 30, 2015 compared to food and beverage revenues of approximately $22.9 million for the nine months ended September 30, 2014. The increase in food and beverage revenues for the nine months ended September 30, 2015 resulted principally from our acquired property in Atlanta, Georgia, accounting for an increase of approximately $2.0 million for the period and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.4 million for the period. Additional increases in food and beverage revenue at our properties in Savannah, Georgia and Raleigh, North Carolina were offset by decreases in banqueting revenue at our other properties.

Revenue from other operating departments increased approximately $1.0 million, or 19.3%, to approximately $6.1 million for the nine months ended September 30, 2015 compared to revenue from other operating departments of approximately $5.1 million for the nine months ended September 30, 2014. The increase in other operating departments revenues for the nine months ended September 30, 2015 resulted principally from our acquired property in Atlanta, Georgia, accounting for an increase of approximately

$0.6 million for the period and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.3 million for the period.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $73.9 million for the nine months ended September 30, 2015, an increase of approximately $6.5 million, or 9.7%, compared to total hotel operating expenses of approximately $67.4 million for the nine months ended September 30, 2014. The increase in hotel operating expenses for the nine months ended September 30, 2015 was substantially related to our acquired property in Atlanta, Georgia, accounting for approximately $5.0 million of the increase in expenses for the nine months ended September 30, 2015 and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $2.9 million for the period, coupled by a decrease in hotel operating expenses at our same-store properties of approximately $1.4 million compared to the nine months ended September 30, 2014, mainly from reduced occupancy by 0.4% and decreases in expenses at our properties impacted by renovation activities in Laurel, Maryland and Houston, Texas.

Rooms expense for the nine months ended September 30, 2015 increased approximately $1.8 million, or 10.4%, to approximately $19.0 million compared to rooms expense of approximately $17.2 million for the nine months ended September 30, 2014. The increase in rooms expense for the nine months ended September 30, 2015 was substantially related to our acquired property in Atlanta, Georgia, accounting for approximately $0.9 million of the increase and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.5 million for the period.

Food and beverage expenses for the nine months ended September 30, 2015 increased approximately $1.2 million, or 8.1%, to approximately $16.7 million compared to food and beverage expenses of approximately $15.4 million for the nine months ended September 30, 2014. The increase in food and beverage expenses for the nine months ended September 30, 2015 was substantially related to our acquired property in Atlanta, Georgia, accounting for approximately $1.3 million of the increase and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.3 million for the period, these were offset by decreases in food and beverage expenses mainly from reduced occupancy and decreases in expenses at our properties impacted by renovation activities in Laurel, Maryland and Houston, Texas.

Indirect expenses at our wholly-owned properties were approximately $37.0 million for the nine months ended September 30, 2015, an increase of approximately $3.1 million, or 9.4%, compared to indirect expenses of approximately $33.9 million for the nine months ended September 30, 2014. The increase in indirect expenses for the nine months ended September 30, 2015 were substantially related to our recently acquired property in Atlanta, Georgia, accounting for approximately $1.7 million of the increase compared to the nine months ended September 30, 2014.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2015 increased approximately $0.7 million, or 7.7%, to $9.6 million compared to depreciation and amortization of approximately $8.9 million for the nine months ended September 30, 2014. The increase was mostly attributable to depreciation and amortization related to our recently acquired property in Atlanta, Georgia and depreciation and amortization related to our capital assets acquired in the fourth quarter of 2014 and the first quarter of 2015, offset by reductions of intangible asset amortization during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Loss on Disposal of Assets.  During the nine months ended September 30, 2015, we recorded a loss on disposal of assets of $0.2 million, compared to no disposal of assets for the nine months ended September 30, 2014.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2015 increased approximately $1.7 million, or 43.9%, to approximately $5.4 million compared to corporate general and administrative expenses of approximately $3.7 million the nine months ended September 30, 2014.  The increase in corporate general and administrative expenses was mainly due to an increase in acquisition costs of approximately $0.5 million, a one-time tax penalty of $0.4 million, additional staffing and related salary increase of approximately $0.4 million, increased professional fees of approximately $0.3 million, loan costs of $0.2 million on the modification of the Crowne Plaza Hollywood Beach Resort mortgage, and increased audit fees of approximately $0.2 million offset somewhat by a reduction in legal fees of approximately $$0.2 million

Interest Expense. Interest expense for the nine months ended September 30, 2015 increased approximately $1.1 million, or 9.8%, to approximately $11.9 million compared to interest expense of approximately $10.8 million for the nine months ended September 30, 2014. The increase in interest expense for the nine months ended September 30, 2015, was substantially related to the additional mortgage on our acquired property in Atlanta, Georgia during the first quarter of 2015 of $0.4 million, the assumed mortgage loan for the recently acquired property in Hollywood Beach, Florida, accounting for an increase in interest expense of approximately $0.3 million for the period, the issuance of the 7% Notes due in 2019, accounting for an increase of approximately $1.3 million for the nine month period ending September 30, 2015.  These increases were offset by a decrease in interest from the reduction of the Bridge Loan during the nine months ending September 30, 2015 of $0.9 million.

Equity Income (Loss) in Joint Venture. Equity income (loss) in joint venture for the nine months ended September 30, 2015 represented our 25.0% share of the net income (loss) of the Crowne Plaza Hollywood Beach Resort through July 31, 2015, the date of our acquisition of the property.  For the nine months ended September 30, 2015, our 25.0% share of the net income of the hotel increased approximately $0.3 million, or 103.7%, to approximately $0.5 million compared to net income of approximately $0.2 million for the nine months ended September 30, 2014.  The increase primarily relates to better operating metrics.  For the nine months ended September 30, 2015, the hotel reported occupancy of 83.5%, ADR of $172.89 and RevPAR of $146.53. This compares with results reported by the hotel for the nine months ended September 30, 2014 of occupancy of 84.1%, ADR of $161.02 and RevPAR of $136.96.

Loss on Early Debt Extinguishment.  During the nine months ended September 30, 2015 we refinanced a variable rate mortgage loan, we had with the Bank of the Ozarks on the Georgian Terrace, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of $697,582 was written off during the period ending September 30, 2015.  In addition, we refinanced a variable rate mortgage loan, we had with Fifth Third Bank on the DoubleTree by Hilton Jacksonville Riverfront, with a new variable rate loan from Bank of the Ozarks.  The amount of accumulated un-amortized loan costs of $75,324 was written off during the period ending September 30, 2015.  There was no loss on early debt extinguishment during the nine months ending September 30, 2014.

Unrealized Loss on Hedging Activities.  During the nine months ended September 30, 2015 we refinanced a variable rate mortgage loan we had with Fifth Third Bank on the DoubleTree by Hilton Jacksonville Riverfront, with a new variable rate loan from Bank of the Ozarks.  During August 2015 we purchased an interest rate cap for $179,800.  As of September 30, 2015 the fair market value of the interest rate cap is $72,992.  The unrealized loss on hedging activities during the nine months ended September 30, 2015 and 2014, was $106,808 and $0, respectively.

Gain on Change in Control.  On July 31, 2015, we acquired from Carlyle the remaining 75% of the entities that own and lease the Crowne Plaza Hollywood Beach Resort.  Due to the increased fair market value of the property for our original 25% we recognized a discounted gain on change in control.  The gain on change in control during the nine months ended September 30, 2015 and 2014, was approximately $6.6 million and $0, respectively.  The gain on change in control is based on a preliminary purchase price allocation.

Income Taxes. We had an income tax provision of approximately $0 for the nine months ended September 30, 2015 compared to an income tax benefit of approximately $0.9 million for the nine months ended September 30, 2014.  The income tax benefit (provision) is primarily derived from the operations of our TRS Lessee.  Our TRS Lessee realized a taxable operating income for the nine months ended September 30, 2015 compared to taxable loss for the nine months ended September 30, 2014.

Net Income (Loss).  We realized net income of approximately $7.1 million for the nine months ended September 30, 2015 compared to a net income of approximately $3.5 million for the nine months ended September 30, 2014, as a result of the operating results discussed above.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including any unrealized gain (loss) on its hedging instruments or warrant derivative, loan impairment losses, losses on early debt extinguishment, aborted offering costs, costs associated with the departure of executive officers, change in control gains or losses and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative of the on-going performance of our business and assets. Our calculation of Adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$4,636,644	$(280,014)	$7,109,609	$3,474,854
Depreciation and amortization	3,374,209	3,472,760	9,583,506	8,896,057
Equity in depreciation and amortization of joint venture	37,034	139,675	259,279	417,177
Loss on disposal of assets	207,235	—	201,835	—
Gain on change in control	(6,560,958)	—	(6,560,958)	—
Gain on involuntary conversion of asset	—	—	(32,433)	—
FFO	$1,694,164	$3,332,421	$10,560,838	$12,788,088
Increase in deferred income taxes	(824,973)	(729,937)	(416,169)	(1,037,181)
Acquisition costs	622,973	—	622,973	155,187
Franchise termination fee	—	351,800	—	351,800
Loss on hedging activities	106,808	—	106,808	—
Loss on early debt extinguishment	74,824	—	772,907	—
Adjusted FFO	$1,673,796	$2,954,284	$11,647,357	$12,257,894

Weighted average number of shares outstanding, basic and diluted	14,247,671	10,353,988	11,884,110	10,311,595

Weighted average number of non-controlling units	2,368,218	2,754,127	2,444,783	2,790,391

Weighted average number of shares and units outstanding, basic and diluted	16,615,889	13,108,115	14,328,893	13,101,986

Hotel EBITDA.  We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) equity in the income or loss of equity investees, (4) unrealized gains and losses on derivative instruments not included in other comprehensive income, (5) gains and losses on disposal of assets, (6) realized gains and losses on investments, (7) impairment of long-lived assets or investments, (8) loss on early debt extinguishment, (9) gains or losses on change in control, (10)corporate general and administrative expense; (11) depreciation and amortization; and (12) other operating revenue not related to our wholly-owned portfolio.  We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control.  We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$4,636,644	$(280,014)	$7,109,609	$3,474,854
Interest expense	4,245,679	3,994,261	11,860,649	10,803,127
Interest income	(15,480)	(6,630)	(40,888)	(13,785)
Income tax provision (benefit)	(513,505)	(722,170)	3,255	(893,706)
Depreciation and amortization	3,374,209	3,472,760	9,583,506	8,896,057
Equity in interest, depreciation and amortization of joint venture	92,844	304,218	640,188	905,683
Loss on early debt extinguishment	74,824	—	772,907	—

EBITDA	11,895,215	6,762,425	29,929,226	23,172,230
Acquisition costs	622,973	—	622,973	155,127

Adjusted EBITDA	12,518,188	6,762,425	30,552,199	23,327,357

Corporate general and administrative	1,814,455	1,039,318	4,756,059	3,583,187
Equity in Adjusted EBITDA of joint venture	(101,017)	(148,053)	(1,147,078)	(1,154,486)
Loss on hedging activities	106,808	—	106,808	—
Loss on disposal of assets	207,235	—	201,835	—
Gain on change in control	(6,560,958)	—	(6,560,958)	—
Gain on involuntary conversion of asset	—	—	(32,433)	—
Net lease rental income	—	(87,500)	—	(262,500)
Other fee income	(21,913)	(57,260)	(200,976)	(222,829)
Hotel EBITDA	$7,962,798	$7,508,930	$27,675,456	$25,270,729

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels.  Cash flow provided by operating activities for the nine months ended September 30, 2015 was approximately $9.3 million.  We had a decrease in cash provided by operating activities for the nine months ended September 30, 2015 by approximately $7.5 million, compared to the nine months ended September 30, 2014.  The decrease is mainly attributable to a net decrease of changes in assets and liabilities of approximately $5.9 million, an increase in net income of approximately $4.0 million which was offset by an approximate $5.2 million decrease in other adjustments to reconcile net income to net cash provided by operating activities. We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the nine months ended September 30, 2015, we used $25.5 million to acquire the remaining 75% ownership interest in the Crowne Plaza Hollywood Beach Resort and we spent approximately $15.7 million on capital expenditures, of which, approximately $2.4 million related to the routine replacement of furniture, fixtures and equipment and $13.3 million related to renovation of our properties in Atlanta, Georgia; Houston, Texas; Laurel, Maryland; Philadelphia, Pennsylvania and Jacksonville, Florida.  We also contributed approximately $3.5 million during the nine months ended September 30, 2015 into reserves required by the lenders for seven of our hotels according to the provisions of their respective loan agreements.  During the nine months ended September 30, 2015, we received reimbursements from those reserves of approximately $5.8 million for capital expenditures related to those properties and we received proceeds for the sale of the development parcel for approximately $2.0 million.

Financing Activities. Cash flow provided by financing activities for the nine months ended September 30, 2015 was approximately $25.6 million.  This inflow was mainly from proceeds from the sale of common stock for approximately $23.3 million and net mortgage proceeds of $6.6 million, offset by dividend and distribution payments of $2.8 million and payments of deferred financing costs of $1.5 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  Below is a description of capital expenditures by property:

•

At the Company’s hotel in Jacksonville, Florida, we expect additional capital expenditures of $0.3 million for the remainder of 2015, related to the September 2015 conversion to the DoubleTree by Hilton Jacksonville Riverfront.

•

At the Company’s hotel in Houston, Texas, renovations of the guestrooms and public spaces totaling an estimated $4.9 million are underway.  As of September 30, 2015, the Company had incurred costs totaling approximately $3.3 million toward this renovation.  Renovations are expected to be completed by March 2016.

•

At the Company’s hotel in Atlanta, Georgia, an estimated $6.8 million guestroom renovation is underway.  As of September 30, 2015, the Company had incurred costs totaling approximately $4.8 million toward this renovation.  Renovations are expected to be completed in April 2016.

•

At the Company’s hotel in Laurel, Maryland, an estimated $4.7 million renovation and product improvement plan is substantially complete, related to the conversion to the DoubleTree by Hilton Laurel.  As of September 30, 2015, the Company had incurred costs totaling approximately $3.9 million toward this renovation.  Renovations are expected to be completed in December 2015.

Given our desire to complete the renovation activities at our properties in Laurel, Maryland and Jacksonville, Florida and to continue such activities in Houston, Texas and Atlanta, Georgia, we aim to restrict all other capital expenditures during the renovation period to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations.  We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2015.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hampton Marina, the DoubleTree by Hilton Raleigh Brownstone-University, the Sheraton Louisville Riverside, the Crowne Plaza Houston Downtown, the DoubleTree by Hilton Jacksonville Riverfront, the Crowne Plaza Hollywood Beach Resort and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of September 30, 2015, we had total cash of approximately $21.8 million, of which approximately $15.5 million was in cash and cash equivalents and approximately $6.3 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

On October 20, 2015, we secured $2.0 million additional proceeds on the mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront as part of an earn-out pursuant to the terms of the loan agreement.

On September 28, 2015, we entered into a loan agreement to secure a $60.0 million mortgage on the Crowne Plaza Hollywood Beach Resort with Bank of America, N.A.   The mortgage term is ten years maturing October 1, 2025, subject to certain criteria. The mortgage bears a fixed interest rate of 4.913%.  The mortgage amortizes on a 30-year schedule. The Company used the proceeds from the mortgage to repay the existing first mortgage on the Crowne Plaza Hollywood Beach Resort and to pay closing costs, and will use the balance of the proceeds for general corporate purposes.

On September 2, 2015, we closed on the sale of a 0.3 acre parcel of excess land adjacent to our Atlanta, Georgia property for $2.2 million.  The parcel was included in the acquisition of the Georgian Terrace in March 2014.  We used the proceeds of the sale for general corporate purposes.

On July 7, 2015, we entered into a loan agreement and other loan documents to secure an $18.5 million mortgage with Bank of the Ozarks collateralized by a first mortgage on the DoubleTree by Hilton Jacksonville Riverfront. The mortgage term is four years maturing July 7, 2019 and may be extended for one additional period of one year, subject to certain criteria. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0%.  The mortgage amortizes on a 25-year schedule; and has a prepayment penalty if prepaid during the initial two years. The Company used the proceeds from the mortgage to repay the existing first mortgage on the DoubleTree by Hilton Jacksonville Riverfront and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at the DoubleTree by Hilton Jacksonville Riverfront and for general corporate purposes.

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

As of September 30, 2015, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at September 30, 2015 and December 31, 2014, respectively.

	September 30,	December 31,
	2015	2014
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income (loss)(1)	$2,896,246	$(738,509)
Interest expense(1)	15,694,392	14,636,870
Loss on debt extinguishment	1,603,986	831,079
Unrealized loss on hedging activities	106,808	-
Gain on change in control	(6,560,958)	-
Gain on involuntary conversion of asset	(201,584)	-
Loss on disposal of assets	201,835	-
Provision for taxes(1)	(830,762)	(1,727,723)
Equity in (income) loss of joint venture(1)	(565,457)	(307,370)
Impairment of investment in hotel properties, net(1)	3,175,000	3,175,000
Depreciation and amortization(1)	12,656,734	11,969,284
Corporate general and administrative expenses(1)	6,726,666	5,085,949
Consolidated Income Available for Debt Service(1)	34,902,906	32,924,580
Less: Income of Non-Stabilized Assets (1)(2)	(7,653,370)	(8,961,209)
Stabilized Consolidated Income Available for Debt Service (1)	$27,249,536	$23,963,371
Interest expense(1)	$15,694,392	$14,636,870
Loss on debt extinguishment	643,889	831,079
Amortization of issuance costs(1)(2)	(1,303,159)	(1,428,674)
Consolidated Interest Expense(1)	15,035,122	14,039,275
Less: Interest expense of Non-Stabilized Assets(1)(2)	(2,148,725)	(2,444,937)
Stabilized Consolidated Interest Expense(1)	$12,886,397	$11,594,338
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.11	2.07
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$269,094,175	$205,291,657
Unsecured notes	52,900,000	52,900,000
Total debt	$321,994,175	$258,191,657
Stabilized Consolidated Income Available for Debt Service(1)(2)	$27,249,536	$23,963,361
Capitalization Rate	7.5%	7.5%
	363,327,147	319,511,480
Non-Stabilized Assets	196,200,000	146,440,000
Total cash	21,810,848	23,256,363
Adjusted Total Asset Value	$581,337,995	$489,207,843
Ratio of Debt to Adjusted Total Asset Value	0.55	0.53
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indentures, the DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Jacksonville Riverfront and Crowne Plaza Hollywood Beach Resort, for the period ended September 30, 2015, and the DoubleTree by Hilton Philadelphia Airport and the Georgian Terrace, for the period ended December 31, 2014, are considered non-stabilized assets for purposes of the financial covenants.

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

Off-Balance Sheet Arrangements

Through a joint venture with a Carlyle subsidiary, until July 31, 2015 we owned a 25.0% indirect, noncontrolling interest in an entity that acquired the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood Beach, Florida in 2007.  Pursuant to the joint venture, we had the right to receive a pro rata share of operating surpluses and we had an obligation to fund our pro rata share of operating shortfalls.  We also had the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.  The Crowne Plaza Hollywood Beach Resort was leased to another entity in which we also owned a 25.0% indirect, noncontrolling interest.

Carlyle owned a 75.0% controlling interest in the entities that own and lease the Crowne Plaza Hollywood Beach Resort.  Carlyle had the right to dispose of the Crowne Plaza Hollywood Beach Resort without our consent.  We accounted for our noncontrolling 25.0% interest in all of these entities under the equity method of accounting.

On July 31, 2015, indirect subsidiaries of the Operating Partnership acquired from Carlyle the remaining 75.0% interest in the entities that own and lease the Crowne Plaza Hollywood Beach Resort.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the Crowne Plaza Hollywood Beach Resort.  The property was refinanced on September 28, 2015 and is encumbered by a $60.0 million mortgage which matures in September 2025 and requires monthly payments of interest at a rate of 4.913%. The Crowne Plaza Hollywood Beach Resort secures the mortgage.

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

There were no charges for impairment of hotel properties recorded for the nine months ended September 30, 2015.

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

Revenue Recognition.  Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. We generally consider accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made.  Revenues are reported net of occupancy and other taxes collected from customers and remitted to governmental authorities. Receivables for amounts earned under various contracts are subject to audit, including a receivable for approximately $1.6 million from Starwood Resorts and Hotels. See Note 5, for further discussion.

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized.  Because of expected future taxable income of our TRS Lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2015.  Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

As of September 30, 2015, we had approximately $271.2 million of fixed-rate debt and approximately $50.6 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 5.24%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month and 3-month LIBOR.  However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50% a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the DoubleTree by Hilton Jacksonville Riverfront remains at approximately $50.6 million, the balance at September 30, 2015, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and 3-month LIBOR would be approximately $0.4 million.

As of December 31, 2014, we had approximately $167.0 million of fixed-rate debt and approximately $91.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.14%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the DoubleTree by Hilton Philadelphia Airport and the Georgian Terrace, of 0.50% and 0.25%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on our mortgage on the Georgian Terrace, the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the DoubleTree by Hilton Jacksonville Riverfront remain at approximately $91.2 million, the balance at December 31, 2014, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $0.8 million.

Item 4.	Controls and Procedures

Sotherly Hotels Inc.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2015.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Controls Over Financial Reporting in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2014, which continues to exist at September 30, 2015.

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

Sotherly Hotels LP

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2015.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On

Internal Controls Over Financial Reporting in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2014, which continues to exist at September 30, 2015.

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

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations, except as disclosed in Note 5.

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

SOTHERLY HOTELS INC.

Date: November 13, 2015	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 13, 2015	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
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