Form 10-K
period 2015-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2016-03-25
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

757-229-5648

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Sotherly Hotels Inc.	Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Sotherly Hotels LP	8.0% Senior Unsecured Notes due 2018	The NASDAQ Stock Market LLC
Sotherly Hotels LP	7.0% Senior Unsecured Notes due 2019	The NASDAQ Stock Market LLC

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

Sotherly Hotels Inc.    Yes   ☐     No   ☒          Sotherly Hotels LP     Yes   ☐     No   ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2015, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $65,035,163 based on the closing price quoted on the NASDAQ ® Stock Market.

As of March 16, 2016, there were 14,949,651 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2015 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations and future plans, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward looking. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. The Company owns approximately 86.8% of the partnership units in the Operating Partnership. Limited partners (including certain of the Company’s officers and directors) own the remaining Operating Partnership units.

As of March 1, 2016, our portfolio consists of twelve full-service, primarily upscale and upper-upscale hotels located in eight states with an aggregate of 3,011 rooms and approximately 160,928 square feet of meeting space. All of these hotels are wholly-owned by subsidiaries of the Operating Partnership, eleven operate under the HiltonTM, Crowne PlazaTM, DoubleTreeTM and SheratonTM brands, one is an independent hotel, and all are managed on a day to day basis by MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”).

In order for the Company to qualify as a REIT, it cannot directly manage or operate our wholly-owned hotels. Therefore, we lease our wholly-owned hotel properties to entities that we refer to as our TRS Lessees, which in turn have engaged Chesapeake Hospitality, an eligible independent management company, to manage our hotels. Our TRS Lessees are wholly-owned subsidiaries of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively, “MHI TRS”). MHI TRS is a taxable REIT subsidiary for federal income tax purposes.

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

During 2011, after extensive renovations, we re-branded and renamed the Holiday Inn Brownstone to the DoubleTree by Hilton Raleigh Brownstone-University.

During 2013 we acquired the Crowne Plaza Houston Downtown located in Houston, Texas at an aggregate value of approximately $30.9 million, including certain closing costs.

During 2014, we acquired the Georgian Terrace located in Atlanta, Georgia at an aggregate value of approximately $61.1 million, including certain closing costs.  We also, after extensive renovations, re-branded and renamed the Hilton Philadelphia Airport to the DoubleTree by Hilton Philadelphia Airport.

During 2015, we acquired the remaining 75.0% interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort, and (ii) the entity that leases the Crowne Plaza Hollywood Beach Resort.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the Crowne Plaza Hollywood Beach Resort.  We also, after extensive renovations, re-branded and renamed the Crowne Plaza Jacksonville Riverfront to the DoubleTree by Hilton Jacksonville Riverfront, and re-branded and renamed the Holiday Inn Laurel West to the DoubleTree by Hilton Laurel.

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

•

Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper-upscale categories and include such brands as Hilton, Doubletree by Hilton, Sheraton and Crowne Plaza, as well as independent hotels affiliated with Preferred Hotels & Resorts. We do not own economy hotels. We believe that full-service hotels, in the upscale to upper-upscale categories, will outperform the broader U.S. hotel industry, and thus offer the highest returns on invested capital.

•	Significant Barriers to Entry: We intend to execute a strategy that entails the acquisition of hotels in prime locations with significant barriers to entry.
•

Proximity to Demand Generators: We seek to acquire hotel properties located in central business districts for both leisure and business travelers within the respective markets, including large state universities, airports, convention centers, corporate headquarters, sports venues and office buildings. We seek to be in walking locations that are proximate to the markets’ major demand generators.

We typically define underperforming hotels as those that are poorly managed, suffer from significant deferred maintenance and capital investment and that are not properly positioned in their respective markets. In pursuing these opportunities, we hope to improve revenue and cash flow and increase the long-term value of the underperforming hotels we acquire. Our ultimate goal is to achieve a total investment that is substantially less than replacement cost of a hotel or the acquisition cost of a market performing hotel. In analyzing a potential investment in an underperforming hotel property, we typically characterize the investment opportunity as one of the following:

•

Up-branding Opportunity: The acquisition of properties that can be upgraded physically and enhanced operationally to either qualify for repositioning through a change in brand affiliation or provide improved competitive advantage while maintaining their independent status.

•	Shallow-Turn Opportunity: The acquisition of an underperforming but structurally sound hotel that requires moderate renovation to re-establish the hotel in its market.
•

Deep-Turn Opportunity : The acquisition of a hotel that is closed or functionally obsolete and requires a restructuring of both the business components of the operations as well as the physical plant of the hotel, including extensive renovation of the building, furniture, fixtures and equipment.

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

Over our long history in the lodging industry we have refined many portfolio and asset management techniques that we believe provide for exceptional cash returns at our hotels. We undertake extensive budgeting due diligence wherein we examine market trends, one-time or exceptional revenue opportunities, and/or changes in the regulatory climate that may impact costs. We review daily revenue results and revenue management strategies at the hotels, and we focus on our manager’s ability to produce high quality revenues that translate to higher marginal profitability. We look for ancillary forms of revenues, such as leasing roof-top space for cellular towers and other communication devices and also look to lease space to third parties in our hotels, which may include, but are not limited to, gift shops or restaurants. We have and will continue to engage parking management companies to maximize parking revenue. Our efforts further include periodic review of property insurance costs and coverage, and the cost of real and personal property taxes. We generally appeal tax increases in an effort to secure lower tax payments and routinely pursue strategies that allow for lower overall insurance costs, such as purchasing re-insurance and participating in state-sponsored insurance pools.

We also require detailed and refined reporting data from Chesapeake Hospitality, which includes detailed accounts of revenues, revenue segments, expenses and forecasts based on current and historic booking patterns. We also believe we optimize and successfully manage capital costs at our hotels while ensuring that adequate product standards are maintained to provide a positive guest experience.

None of our hotels are managed by a major national or global hotel franchise company. Through our long history in the lodging industry, we have found that management of our hotels by management companies other than franchisors is preferable to and more profitable than management derived from the major franchise companies, specifically with respect to optimization of operating expenses and the delivery of guest service.

Our portfolio management strategy includes our effort to optimize labor costs. The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having a total of approximately six employees electing to participate under a collective bargaining arrangement. Further, the labor force at our hotels is eligible to receive health and other insurance coverage through Chesapeake Hospitality, which self-insures. Self-insuring has, in our opinion and experience, provided significant savings over traditional insurance company sponsored plans.

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

Our Principal Agreements

Management Agreements

Chesapeake Hospitality is currently the management company for each of our hotels.  Certain of our executive officers and certain of our directors are also directors of Chesapeake Hospitality

On December 15, 2014, we entered into a master agreement (the “Master Agreement”) and a series of individual hotel management agreements (each a “Hotel Management Agreement” and, together, the “Hotel Management Agreements”) between the Company, the operating partnership, and MHI Hospitality TRS, LLC on the one hand and Chesapeake Hospitality on the other hand, to address the scheduled expiration of the then existing master management agreement (the “MMA”) and the strategic alliance agreement (the “SA Agreement”) and to provide for ongoing management of the Company’s hotels.  The Master Agreement and Hotel Management Agreements terminated and replaced the then existing MMA and individual management agreements.

The Master Agreement:

•

expires on December 31, 2019, or earlier if all of the Hotel Management Agreements expire or are terminated prior to that date.  The Master Agreement will be extended beyond 2019 for such additional periods as a Hotel Management Agreement remains in effect;

•	terminated the then existing SA Agreement as of December 15, 2014;
•	extended the term of the then existing MMA until December 31, 2014 and terminated the MMA and other individual management agreements for Tampa, Houston, and Atlanta as of such date;
•	caused the Hotel Management Agreements to come into effect coincident with the termination of the MMA and other individual management agreements on December 31, 2014;
•	requires Chesapeake Hospitality to provide dedicated executive level support for our managed hotels pursuant to certain criteria;
•

provides a mechanism and established conditions on which the Company will offer Chesapeake Hospitality the opportunity to manage hotels acquired by the Company in the future, pursuant to a negotiated form of single facility management agreement, with the caveat that the Company is not required to offer the management of future hotels to Chesapeake Hospitality; and

•

sets an incentive management fee for each of the hotels to be managed by Chesapeake Hospitality equal to 10% of the amount by which gross operating profit, as defined in the Hotel Management Agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation.

Each of the Hotel Management Agreements has a term of five years commencing January 1, 2015, with the exception of the Hotel Management Agreement for the management of the Crowne Plaza Hollywood Beach Resort, which has a term of five years commencing July 31, 2015.  Each of the Hotel Management Agreements may be extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension.  The agreements provide that Chesapeake Hospitality will be the sole and exclusive manager of the hotels as the agent of the lessee and at the sole cost and expense of the lessee and subject to certain operating standards.  Each agreement may be terminated in connection with a sale of the related hotel.  In connection with a termination upon the sale of the hotel, Chesapeake Hospitality will be entitled to receive a termination fee equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the Hotel Management Agreement.  No sale termination fee will be payable in the event the Company elects to provide Chesapeake Hospitality with the opportunity to manage another comparable hotel and Chesapeake Hospitality is not precluded from accepting such opportunity.  Chesapeake Hospitality is required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

Amounts Payable under the Management Agreements. Chesapeake Hospitality receives a base management fee, and, if the hotels exceed certain financial thresholds, an additional incentive management fee for the management of our hotels.

The base management fee for each of our initial hotels and for any subsequent hotels we directly acquire will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our wholly-owned hotels is as follows (1):

	2018 &
	2019	2017	2016	2015	2014	2013
Crowne Plaza Hampton Marina	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%
Crowne Plaza Hollywood Beach Resort	2.50%	(2)	(2)	2.00%	N/A	N/A
Crowne Plaza Houston Downtown (3)	2.50%	2.50%	2.25%	2.00%	2.00%	2.00%
Crowne Plaza Tampa Westshore (4)	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%
DoubleTree by Hilton Jacksonville Riverfront	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%
DoubleTree by Hilton Laurel	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%
DoubleTree by Hilton Philadelphia Airport	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%
DoubleTree by Hilton Raleigh Brownstone – University	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%
Georgian Terrace (5)	2.50%	2.50%	2.25%	2.00%	2.00%	N/A
Hilton Savannah DeSoto	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%
Hilton Wilmington Riverside	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%
Sheraton Louisville Riverside (6)	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%

(1)

The fees for 2011-2014 were set by the MMA, and the individual management agreements for Tampa, Houston, and Atlanta. The fees for 2015-2019 are set by the Master Agreement and Hotel Management Agreements.

(2)

Upon acquiring the Crowne Plaza Hollywood Beach Resort in July 2015, we entered into a single facility management agreement with Chesapeake Hospitality for the management of the hotel.  The terms of the agreement provide for a base management fee of 2.00% through July 2016, 2.25% through July 2017, and 2.50% thereafter.

(3)

In November 2013, we assumed the existing management agreement with Chesapeake Hospitality for the management of the Crowne Plaza Houston Downtown. The terms of the agreement provided for a base management fee of 2.0% and no incentive management fee.

(4)

In January 2009, we entered a separate management agreement with Chesapeake Hospitality for the management of the Crowne Plaza Tampa Westshore. The provisions of the new agreement related to base management fee were the same as those contained in the MMA. The provisions of the agreement related to the incentive management fee were the same as those contained in the MMA except that it was calculated separately and not aggregated with the other properties covered by the MMA.

(5)

In March 2014, we entered into the Atlanta Agreement with Chesapeake Hospitality for the management of the Georgian Terrace. The terms of the agreement provided for a base management fee of 2.0% and no incentive management fee.  The Atlanta Agreement was terminated in connection with the entry into the Master Agreement and Hotel Management Agreements.

(6)

Pursuant to the MMA, the term for each of the initial properties, which included the Holiday Inn Downtown Williamsburg, was 10 years. The management company agreed to substitute the Sheraton Louisville Riverside for the Holiday Inn Downtown Williamsburg for remainder of the term of the agreement.

The base management fee for a hotel acquired in the future which is first leased by our TRS Lessees, other than on the first day of a fiscal year, will be 2.0% for the partial year such hotel is first leased and for the first full year such hotel is managed. There is no fee cap on the base management fee.

Subsequently Acquired Hotel Properties

First year	2.00%
Second year	2.25%
Third year and thereafter	2.50%

Terminated Strategic Alliance Agreement and Management Agreements

On December 21, 2004, we entered into the now terminated ten-year SA Agreement with Chesapeake Hospitality pursuant to which (i) Chesapeake Hospitality agreed to refer to us (on an exclusive basis) hotel acquisition opportunities in the United States presented to Chesapeake Hospitality, and (ii) unless a majority of the Company’s independent directors in good faith concluded for valid business reasons that another management company should manage a hotel owned by us, we agreed to offer Chesapeake Hospitality or its subsidiaries the right to manage hotel properties that we acquired in the United States.  The SA Agreement was terminated effective as of December 15, 2014, pursuant to the terms of the Master Agreement.

Pursuant to the terms of the now terminated MMA and other individual management agreements for Tampa, Houston and Atlanta, we engaged Chesapeake Hospitality as the property manager for each of our wholly-owned hotels through December 2015. The MMA had a term of ten (10) years for each initial hotels and a term of ten (10) years for each subsequently acquired hotel that became subject to the MMA. Chesapeake Hospitality benefited from the payment of management fees by us pursuant to the MMA. Chesapeake Hospitality received a base management fee equal to a percentage of each hotel’s revenues (2.0% for the first year, 2.5% for the second year and 3.0% thereafter). Additionally, pursuant to the MMA, Chesapeake Hospitality was entitled to receive certain incentive fees and project management fees.  For Tampa, the base management and incentive management fees were the same as those contained in the MMA.  For Houston and Atlanta, the base management fee was equal to 2% of the respective hotels’ revenues, and there was no incentive management fee. The MMA and the individual management agreements for Tampa, Houston, and Atlanta were terminated on December 31, 2014, pursuant to the terms of the Master Agreement.

Franchise Agreements

As of December 31, 2015, all but one of our hotels operate under franchise licenses from national hotel companies. On March 27, 2014 we purchased an independent full-service hotel in Atlanta, Georgia, which does not operate under a franchise license.

Our TRS Lessees hold the franchise licenses for our wholly-owned hotels. Chesapeake Hospitality must operate each of our hotels it manages in accordance with and pursuant to the terms of the franchise agreement for the hotel.

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;
•	safety;
•	maintaining specified insurance;
•	the types of services and products ancillary to guest room services that may be provided;
•	display of signage;
•	marketing techniques including print media, billboards, and promotions standards; and
•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessees are required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties:

			Marketing/
			Reservation	Expiration
	Franchise Fee (1)		Fee (1)	Date
Crowne Plaza Hampton Marina	5.0%		3.5%	10/6/2018
Crowne Plaza Hollywood Beach Resort	5.0%		3.5%	9/18/2017
Crowne Plaza Houston Downtown	5.0%		3.5%	4/12/2016
Crowne Plaza Tampa Westshore	5.0%		3.5%	3/6/2019
DoubleTree by Hilton Jacksonville Riverfront	5.0%	(2)	4.0%	9/30/2025
DoubleTree by Hilton Laurel	5.0%		4.0%	10/31/2030
DoubleTree by Hilton Philadelphia – Airport	5.0%	(3)	4.0%	10/31/2024
DoubleTree by Hilton Raleigh Brownstone – University	5.0%	(2)	4.0%	11/30/2021
Hilton Savannah DeSoto	5.0%		4.0%	7/31/2017
Hilton Wilmington Riverside	5.0%		4.0%	3/31/2018
Sheraton Louisville Riverside	5.0%		3.5%	4/25/2023

(1)	Percentage of room revenues payable to the franchisor.
(2)	The Franchise Fee is 3.0% for operating year 1, 4.0% for operating year 2, and 5.0% thereafter.
(3)	The Franchise Fee is 4.0% for operating years 1 and 2, and 5.0% thereafter.

Lease Agreements

In order for the Company to maintain qualification as a REIT, neither the Company nor the Operating Partnership or its subsidiaries can operate our hotels directly. Our wholly-owned hotels are leased to our TRS Lessees, which have engaged Chesapeake Hospitality to manage the hotels. Each lease for the wholly-owned hotels has a non-cancelable term of three to ten years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

During the term of each lease, our TRS Lessees are obligated to pay a fixed annual base rent plus a percentage rent and certain other additional charges. Base rent accrues and is paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, in excess of certain threshold amounts and is paid monthly or quarterly, according to the terms of the agreement.

Tax Status

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2004. In order to maintain its qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute, as “qualifying distributions,” at least 90.0% of its taxable income (determined without regard to the deduction for dividends paid and by excluding its net capital gains and reduced by certain non-cash items) to its stockholders. The Company has adhered to these requirements each taxable year since its formation in 2004 and intends to continue to adhere to these requirements and maintain its qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income (including its net capital gain) that is distributed to its stockholders. If the Company fails to qualify for taxation as a REIT in any taxable year, and no relief provision applies, it will be subject to federal income taxes at regular corporate rates (as well as any applicable alternative minimum tax) and it would be disqualified from re-electing treatment as a REIT until the fifth taxable year after the year in which it failed to qualify as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

While the Operating Partnership is generally not subject to federal and state income taxes, the unit holders of the Operating Partnership, including the Company, are subject to tax on their respective allocable shares of the Operating Partnership’s taxable income.

The Company has one taxable REIT subsidiary, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2015, of $11.8 million and in addition had deferred timing differences of approximately $0.2 million attributable to start-up expenses related to the opening of several of its hotels, which was not deductible when incurred and is being amortized over 15 years and deferred timing differences of approximately $0.5 million attributable to accrued, but not deductible, vacation and sick pay amounts. The Company has not incurred federal income taxes since its formation. The cumulative taxable loss and combined timing differences result in a net deferred tax asset of approximately $5.4 million for these cumulative deferred tax loss carryforwards.

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

Employees

As of March 15, 2016, we employed twelve full-time persons, all of whom work at our corporate office in Williamsburg, Virginia. All persons employed in the day-to-day operations of the hotels are employees of Chesapeake Hospitality, the management company engaged by our TRS Lessees to operate such hotels.

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

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2015, we had consolidated debt of approximately $324.9 million, which is comprised of approximately $272.0 million secured debt, approximately $27.6 million unsecured debt related to 8.0% senior unsecured notes due September 30, 2018, (the “8% Notes”) and $25.3 million unsecured debt related to the 7.0% senior unsecured notes due November 20, 2019 (the “7% Notes”), and together with the 8% Notes, the “Notes”). Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

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

Our mortgage loan agreements and indentures contain various financial covenants. Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, general economic conditions and disruption caused by renovation activity or major weather disturbances.

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

If we violate the financial covenants in the indentures, we may attempt to cure that violation by engaging in one or more transactions pursuant to the cure provision in the indentures.

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

We have a significant amount of mortgage debt obligations maturing in 2016 and 2017, and if we are not successful in extending the term of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.

The mortgage on our Crowne Plaza Hampton Marina matures on June 30, 2016, at which time we anticipate the balance to be approximately $3.0 million. The mortgage on our Crowne Plaza Houston Downtown which was scheduled to mature in April 2016 has been extended until November 2017.  In January 2017, the mortgage on our Sheraton Louisville Riverside matures.  In April 2017, the mortgage on our Hilton Wilmington Riverside mortgage matures.  In June 2017, the mortgage on our Crowne Plaza Tampa Westshore matures.  Lastly, in September 2017, the mortgage on the Hilton Savannah Desoto matures.

The total aggregate amount of our debt obligations scheduled to mature in 2016, inclusive of monthly amortization of all our indebtedness, is approximately $9.4 million, which represents approximately 2.9% of our total debt obligation outstanding as of December 31, 2015.  The total aggregate amount of our debt obligations scheduled to mature in 2017, inclusive of monthly amortization of all our indebtedness is approximately $86.7 million, which represents 26.7% of our indebtedness.

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

Higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgages on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the DoubleTree by Hilton Jacksonville Riverfront. Each of these mortgages bears interest at rates tied to the 30-day London Interbank Offered Rate (“LIBOR”) and provide for minimum rates of interest. To the extent that increases in the LIBOR rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

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

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We had net income attributable to the Company of approximately $5.4 million for the 2015 fiscal year. A renewed economic downturn may reduce our income or produce losses. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

We own a limited number of hotels and significant adverse changes at one hotel could have a material adverse effect on our financial performance and may limit our ability to make distributions to stockholders.

As of December 31, 2015, our portfolio consisted of twelve wholly-owned properties with a total of 3,011 rooms. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

We are subject to risks of increased hotel operating expenses and decreased hotel revenues.

Our leases with our TRS Lessees provide for the payment of rent based in part on gross revenues from our hotels. Our TRS Lessees are subject to hotel operating risks including decreased hotel revenues and increased hotel operating expenses, including but not limited to the following:

•	wage and benefit costs;
•	repair and maintenance expenses;
•	energy costs;
•	property taxes;
•	insurance costs; and
•	other operating expenses.

Any increases in these operating expenses can have a significant adverse impact on our TRS Lessees’ ability to pay rent and other operating expenses and, consequently, our earnings and cash flow.

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

We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel and as a result, our returns are dependent on the management of our hotels by Chesapeake Hospitality.

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to subsidiaries of our TRS Lessees, and our TRS Lessees retain third-party managers to operate our hotels pursuant to management agreements.

Under the terms of our management agreements with Chesapeake Hospitality and the REIT qualification rules, our ability to participate in operating decisions regarding the hotels is limited. We will depend on Chesapeake Hospitality to operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, and average daily rates (“ADR”), we may not be able to force Chesapeake Hospitality to change its method of operating our hotels. Additionally, in the event that we need to replace Chesapeake Hospitality or any other management companies in the future, we may be required by the terms of the applicable management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Our ability to make distributions to the Company’s stockholders is subject to fluctuations in our financial performance, operating results and capital improvement requirements.

As a REIT, the Company is required to distribute, as “qualifying distributions,” at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items), each year to the Company’s stockholders. However, several factors may make us unable to declare or pay distributions to the Company’s stockholders, including poor operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements that may be required by our franchisors.

We lease all of our hotels to our TRS Lessees. Our TRS Lessees are subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. Among the factors which could cause our TRS Lessees to fail to make required rent payments are reduced net operating profits or operating losses, increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors that could reduce the net operating profits of our TRS Lessees are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

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

A substantial number of our hotels operate under a brand owned by IHG, Starwood or Hilton; therefore, we are subject to risks associated with concentrating our portfolio in three brands.

In our portfolio, the majority of the hotels that we owned as of December 31, 2015 utilize brands owned by IHG, Starwood or Hilton. As a result, our success is dependent in part on the continued success of IHG, Starwood or Hilton and their respective brands. If market recognition or the positive perception of IHG, Starwood and/or Hilton is reduced or compromised, the goodwill associated with the IHG, Starwood and Hilton branded hotels in our portfolio may be adversely affected, which may have a material adverse effect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Hedging against interest rate exposure may adversely affect us and our hedges may fail to protect us from the losses that the hedges were designed to offset.

Subject to maintaining the Company’s qualification as a REIT, we may elect to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap agreements and swap agreements. These agreements involve the risks that these arrangements may fail to protect or adversely affect us because, among other things:

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our internal controls and financial reporting are not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes in the future. We may in the future discover areas of our internal controls that need improvement. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of the Company’s common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. In 2014, we identified a material weakness in our internal control over financial reporting which has been remediated.

We are subject to cyber-security risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology that manages operations and other business processes.

Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers, could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to interruption to systems availability, denial of access to and misuse of applications required by our customers. Access to internal applications required to plan our operations could be denied or misused. Inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. Any of these operational disruptions and/or misappropriation of information could result in lost sales, business delays, and negative publicity and could have a material effect on our business.

Risks Related to Conflicts of Interest of Our Officers and Directors

Conflicts of interest could result in our executive officers and certain of our directors acting in a manner other than in the Company’s stockholders’ best interest.

Conflicts of interest relating to Chesapeake Hospitality, the entity that manages the properties, and the terms of its management agreements may lead to management decisions that are not in the stockholders’ best interest.

Conflicts of interest relating to Chesapeake Hospitality may lead to management decisions that are not in the stockholders’ best interest. Certain of our officers and directors including Andrew M. Sims, our chairman and chief executive officer and Kim E. Sims, who currently serves on our board of directors, together own a substantial interest in Chesapeake Hospitality which manages our hotel properties.

Our management agreements establish the terms of Chesapeake Hospitality’s management of our hotels. The new Master Agreement provides that in the event the agreement is terminated in connection with the sale of a hotel, and Chesapeake Hospitality accepts an offer to manage another hotel which is reasonable comparable to the hotel that was sold, we will not be liable for any termination fee. If we do not offer Chesapeake Hospitality such opportunity or Chesapeake Hospitality declines such opportunity, then a termination fee equivalent to the lesser of the management fees paid for the prior twelve-month period or the management fees for the period prior to the sale that is equal to the number of months remaining under the term of the agreement. If we terminate the agreement at the end of any renewable five-year term, Chesapeake Hospitality is due a termination fee equivalent to one month’s management fees, as determined under the agreement.

As significant owners of Chesapeake Hospitality, which would receive any management and management termination fees payable by us under the management agreement, Andrew M. Sims and Kim E. Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of the Company’s stockholders to do so. In addition, Andrew M. Sims will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

There can be no assurance that provisions in our bylaws will always be successful in mitigating conflicts of interest.

Under our bylaws, a committee consisting of only independent directors must approve any transaction between us and Chesapeake Hospitality or its affiliates or any interested director. However, there can be no assurance that these policies always will be successful in mitigating such conflicts, and decisions could be made that might not fully reflect the interests of all of the Company’s stockholders.

Certain of our officers and directors hold units in our Operating Partnership and may seek to avoid adverse tax consequences, which could result from transactions that would otherwise benefit the Company’s stockholders.

Holders of units in our Operating Partnership, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Kim E. Sims, a trust controlled by Edward S. Stein, and a trust controlled by Andrew M. Sims, Kim E. Sims and a former member of our board of directors, may have different objectives than holders of the Company’s common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These individuals, together with their affiliates, owned as of December 31, 2015, in the aggregate, approximately 4.9% of the outstanding units in our Operating Partnership. These individuals may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to the Company’s stockholders, or they may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Our agreements with Chesapeake Hospitality and its affiliates, including the contribution agreements and the partnership agreement of our Operating Partnership, were not negotiated on an arms’ length basis and may be less favorable to us than we could have obtained from third parties.

In connection with the Company’s initial public offering, we entered into various agreements with Chesapeake Hospitality and its affiliates, including contribution agreements, a master management agreement, a strategic alliance agreement, subleases, the partnership agreement of our Operating Partnership and employment agreements – of which only the contribution agreements and the partnership agreement of our Operating Partnership have not expired. In addition, we entered into various separate management agreements with Chesapeake Hospitality which have all been superseded by the new master management agreement and new individual hotel agreements executed in December 2014. The terms of all of these agreements were determined by our management team, who had conflicts of interest as described above and ownership interests in Chesapeake Hospitality and its affiliates. The terms of all of these agreements may be less favorable to us than we could have obtained from third parties.

Risks Related to the Lodging Industry

Our ability to comply with the terms of the indentures, our ability to make distributions to the Company’s stockholders and the value of our hotels in general, may be adversely affected by factors in the lodging industry.

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

These factors could reduce the net income of our TRS Lessees, which in turn could adversely affect the value of our hotels and our ability to comply with the terms of the indenture and to make distributions to the Company’s stockholders.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2015 and 2014, we spent approximately $20.1 million and approximately $9.8 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

Most of our hotels operate under franchise agreements which subject us to risks in the event of negative publicity related to one of our franchisors.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we, our TRS Lessees, and the management company follow their standards. Failure by us, our TRS Lessees or the management company to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of continuing a franchise license, a franchisor may require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise license or to operate the hotel without a franchise license. The loss of a franchise license could significantly decrease the revenues at the hotel and reduce the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition and results of operations, our ability to comply with the terms of the indentures and reduce our cash available for distribution to stockholders.

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

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to comply with the terms of the indentures and to make distributions to the Company’s stockholders could be adversely affected.

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

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the outbreaks of SARS and avian flu in 2003 had a severe impact on the travel industry, and the outbreaks of H1N1 flu in 2009 threatened to have a similar impact. A prolonged recurrence of SARS, avian flu, H1N1 flu, Ebola virus, Zika virus or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotels and adversely affect our financial conditions and results of operations.

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

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to comply with the terms of the indentures and to pay distributions to stockholders.

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

Authority to Issue Stock

The Company’s amended and restated charter authorizes our board of directors to issue up to 49,000,000 shares of common stock and up to 1,000,000 shares of preferred stock (27,650 of which have since been retired), to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of the Company, including transactions at a premium over the market price of the Company’s stock, even if stockholders believe that a change of control is in their interest. The Company will be able to issue additional shares of common or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company’s securities may be listed or traded.

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

Provisions in the Company’s executive officers’ employment agreements may make a change of control of the Company more costly or difficult.

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

In order to maintain the Company’s REIT qualification, it cannot be closely held (i.e., more than 50.0% in value of our outstanding stock cannot be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year).  To preserve the Company’s REIT qualification, the Company’s charter contains a 9.9% aggregate share ownership limit and a 9.9% common share ownership limit. Generally, any shares of the Company’s stock owned by affiliated persons will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

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

In order to maintain its qualification as a REIT, each year the Company must pay out to its stockholders in distributions, as “qualifying distributions,” at least 90.0% of its REIT taxable income, computed without regard to the deductions for dividends paid and excluding net capital gains and reduced by certain non-cash items. To the extent that the Company satisfies this distribution requirement, but distributes less than 100.0% of its taxable income (including its net capital gain), it will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4.0% nondeductible excise tax if the actual amount that it pays out to its stockholders as a “qualifying distribution” for a calendar year is less than the sum of: (A) 85% of our ordinary income for such calendar year, plus (B) 95% of our capital gain net income for such calendar year. The Company’s only recurring source of funds to make these distributions comes from rent received from its TRS Lessees whose only recurring source of funds with which to make these payments and distributions is the net cash flow (after payment of operating and other costs and expenses and management fees) from hotel operations, and any dividend and other distributions that we may receive from MHI Holding. Accordingly, the Company may be required to borrow money or sell assets to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.

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

Our TRS Lessees are single-member limited liability companies that are wholly-owned by MHI Holding, a taxable REIT subsidiary that is wholly-owned by the Operating Partnership. Each of our TRS Lessees is disregarded as an entity separate from MHI Holding for U.S. federal income tax purposes, such that the assets, liabilities, income, gains, losses, credits and deductions of our TRS Lessees are treated as the assets, liabilities, income, gains, losses, credits and deductions of MHI Holding for U.S. federal income tax purposes. MHI Holding is subject to federal and state income tax on its taxable income, which will consist of the revenues from the hotels leased by the Company’s TRS Lessees, net of the operating expenses for such hotels and rent payments. Accordingly, although the Company’s ownership of MHI Holding and the TRS Lessees will allow it to participate in the operating income from its hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of MHI Holding, if any, will be available for distribution to the Company.

The Company will incur a 100.0% excise tax on its transactions with MHI Holding and the TRS Lessees that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by the TRS Lessees exceeds an arm’s-length rental amount, such amount potentially will be subject to this excise tax. The Company intends that all transactions among itself, MHI Holding and the TRS Lessees will be conducted on an arm’s-length basis and, therefore, that the rent paid by the TRS Lessees will not be subject to this excise tax.

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

•

if it (or the Operating Partnership or any subsidiary of the Operating Partnership other than MHI Holding) sells a property in a “prohibited transaction,” its gain, or its share of such gain, from the sale would be subject to a 100.0% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business;

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

In general, when applying these tests, the Company is treated as owning its proportionate share of the Operating Partnership’s assets (which share is determined in accordance with the Company’s capital interest in the Operating Partnership) and as being entitled to the Operating Partnership’s income attributable to such share. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for our stockholders.

Complying with REIT requirements may force the Company to liquidate otherwise attractive investments, which could result in an overall loss on its investments.

To maintain qualification as a REIT, the Company must ensure that at the end of each calendar quarter at least 75.0% of the value of its assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of the Company’s assets (other than securities of one or more taxable REIT subsidiaries) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of the Company’s assets (other than government securities, qualified real estate assets and securities of one or more taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of the Company’s total assets can be represented by securities of one or more taxable REIT subsidiaries.

When applying these asset tests, the Company is treated as owning its proportionate share of the Operating Partnership’s assets (which is determined in accordance with the Company’s capital interest in the Operating Partnership). If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences. If the Company fails to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, the Company may be able to preserve its REIT status if the failure was due to reasonable cause and not to willful neglect. In this case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and we will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets.

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

We believe that the Operating Partnership will continue to qualify to be treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including the Company, will be required to pay tax on its allocable share of the Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, the Company could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause the Operating Partnership to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including the Company.

The Company’s failure to qualify as a REIT would have serious adverse consequences to its stockholders.

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2004. The Company believes it has operated so as to qualify as a REIT under the Code and believes that its current organization and method of operation comply with the rules and regulations promulgated under the Code to enable the Company to continue to qualify as a REIT. However, it is possible that the Company has been organized or has operated in a manner that would not allow it to qualify as a REIT, or that its future operations could cause it to fail to qualify. Qualification as a REIT requires the Company to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within its control. For example, in order to qualify as a REIT, the Company must satisfy a 75.0% gross income test pursuant to Code Section 856(c)(3) and a 95.0% gross income test pursuant to Code Section 856(c)(2) each taxable year. In addition, the Company must pay dividends, as “qualifying distributions,” to its stockholders aggregating annually at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding capital gains, and reduced by certain non-cash items) and must satisfy specified asset tests on a quarterly basis. While historically the Company has satisfied the distribution requirement discussed above by making cash distributions to its stockholders, the Company may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its stock. The provisions of the Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in the Company’s case because its holds its assets through the Operating Partnership.

If MHI Holding does not qualify as a taxable REIT subsidiary, or if the Company’s hotel manager does not qualify as an “eligible independent contractor,” the Company would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to its shareholders.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. The Company currently leases substantially all of its hotels to the TRS Lessees, which are disregarded entities for U.S. federal income tax purposes and are wholly-owned by MHI Holding, a taxable REIT subsidiary, and expects to continue to do so. So long as MHI Holding qualifies as a taxable REIT subsidiary, it will not be treated as a “related party tenant” with respect to the Company’s properties that are managed by an independent hotel management company that qualifies as an “eligible independent contractor.” The Company believes that MHI Holding will continue to qualify to be treated as a taxable REIT subsidiary for federal income tax purposes, but there can be no assurance that the IRS will not challenge this status or that a court would not sustain such a challenge. If the IRS were successful in such challenge, it is possible that the Company would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to be qualifying income for purposes of the two gross income tests. If the Company failed to meet any of the asset or gross income tests, it would likely lose its REIT qualification for federal income tax purposes.

Additionally, if the Company’s hotel manager does not qualify as an “eligible independent contractor,” the Company would fail to qualify as a REIT. Each hotel manager that enters into a management contract with the TRS Lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid by the TRS Lessees to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager must not own, directly or through its shareholders, more than 35.0% of the Company’s outstanding shares, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35.0% thresholds are complex. Although the Company intends to monitor ownership of its shares by its hotel manager and its owners, there can be no assurance that these ownership levels will not be exceeded.

Foreign investors may be subject to U.S. tax on the disposition of the Company’s stock if the Company does not qualify as a “domestically controlled” REIT.

A foreign person disposing of a “U.S. real property interest,” which includes stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the gain recognized on the disposition, unless such foreign person is a “qualified foreign pension fund” or one of the certain publicly traded non-U.S. “qualified collective investment vehicles”. Additionally, the transferee will be required to withhold 15% on the amount realized on the disposition if the foreign transferor is subject to U.S. federal income tax under FIRPTA. This 15% is creditable against the U.S. federal income tax liability of the foreign transferor in connection with such transferor’s disposition of the Company’s stock. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled” (i.e., less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence). We cannot be sure that the Company will qualify as a “domestically controlled” REIT. If the Company does not so qualify, gain realized by foreign investors on a sale of the Company’s stock would be subject to U.S. income and withholding tax under FIRPTA, unless the Company’s stock were traded on an established securities market and a foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of the Company’s outstanding stock.

Investors may be subject to a 3.8% Medicare tax in connection with an investment in the Company’s common stock or the Notes.

The U.S. tax laws impose a 3.8% “Medicare tax” on the “net investment income” (i.e., interest, dividends, capital gains, annuities, and rents that are not derived in the ordinary course of a trade or business) of individuals with income exceeding $200,000 ($250,000 if married filing jointly or $125,000 if married filing separately), and of estates and trusts. Dividends on the Company’s stock and interest on the Notes as well as gains from the disposition of the Company’s stock or the Notes may be subject to the Medicare tax. Prospective investors should consult with their independent advisors as to the applicability of the Medicare tax to an investment in the Company’s stock or the Notes in light of such investors’ particular circumstances.

Investors may be subject to U.S. withholding tax under the “Foreign Account Tax Compliance Act.”

On March 18, 2010, the Hiring Incentives to Restore Employment Act, or the HIRE Act, was enacted in the United States. The HIRE Act includes provisions known as the Foreign Account Tax Compliance Act, or FATCA, that generally impose a 30% U.S.

withholding tax on “withholdable payments,” which consist of (i) U.S.-source dividends, interest, rents and other “fixed or determinable annual or periodical income” paid after June 30, 2014 and (ii) certain U.S.-source gross proceeds paid after December 31, 2018 to (a) “foreign financial institutions” unless (x) they enter into an agreement with the IRS to collect and disclose to the IRS information regarding their direct and indirect U.S. owners or (y) they comply with the terms of any FATCA intergovernmental agreement executed between the authorities in their jurisdiction and the U.S., and (b) “non-financial foreign entities” (i.e., foreign entities that are not foreign financial institutions) unless they certify certain information regarding their direct and indirect U.S. owners. Final regulations under FATCA were issued by the IRS on January 17, 2013, and have been subsequently supplemented by additional regulations and guidance. FATCA does not replace the existing U.S. withholding tax regime. However, the FATCA regulations contain coordination provisions to avoid double withholding on U.S.-source income.

A foreign investor that receives dividends on the Company’s common stock or gross proceeds from a disposition of shares of the Company’s common stock may be subject to FATCA withholding tax with respect to such dividends or gross proceeds.

Foreign investors will be subject to U.S. withholding tax on the receipt of ordinary dividends on the Company’s stock.

The portion of dividends received by a foreign investor payable out of the Company’s current and accumulated earnings and profits which are not attributable to capital gains and which are not effectively connected with a U.S. trade or business of the foreign investor will generally be treated as ordinary income and will be subject to U.S. withholding tax at the rate of 30%. This 30% withholding tax may be reduced by an applicable income tax treaty. The FATCA and nonresident withholding regulations are complex. Even if the 30% withholding is reduced or eliminated by treaty for payments made to a foreign investor, FATCA withholding of 30% could apply depending upon the foreign investor’s FATCA status. Foreign investors should consult with their independent advisors as to the U.S. withholding tax consequences to such investors with respect to their investment in the Company’s stock in light of their particular circumstances, as well as determining the appropriate documentation required to reduce or eliminate U.S. withholding tax.

Foreign investors will be subject to U.S. income tax on the receipt of capital gain dividends on the Company’s stock.

Under FIRPTA, distributions that we make to a foreign investor that are attributable to gains from our dispositions of U.S. real property interests (“capital gain dividends”) will be treated as income that is effectively connected with a U.S. trade or business, and therefore subject to U.S. federal income tax, in the hands of the foreign investor, unless such foreign person is a “qualified foreign pension fund” or one of certain publicly traded non-U.S. “qualified collective investment vehicles”. A foreign investor who is subject to tax under FIRPTA will be subject to U.S. federal income tax (at the rates applicable to U.S. investors) on any capital gain dividends, and will also be required to file U.S. federal income tax returns to report such capital gain dividends. Furthermore, capital gain dividends are subject to an additional 30% “branch profits tax” (which may be reduced by an applicable income tax treaty) in the hands of a foreign investor who is subject to tax under FIRPTA if such foreign investor is treated as a corporation for U.S. federal income tax purposes.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 1, 2016, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR):

	Number of	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms	2015	2015	2015	2014	2014	2014	2013	2013	2013
Crowne Plaza Hampton Marina, Hampton, Virginia	173	55.2%	$93.59	$51.64	50.8%	$93.17	$48.27	50.1%	$95.27	$47.72
Crowne Plaza Hollywood Beach Resort, Hollywood, Florida (3)	311	83.1%	$174.35	$144.86	83.1%	$163.13	$135.55	82.2%	$157.87	$129.79
Crowne Plaza Houston Downtown, Houston, Texas (1)	259	70.9%	$142.05	$100.66	76.1%	$138.93	$105.66	74.6%	$133.51	$99.64
Crowne Plaza Tampa Westshore, Tampa, Florida	222	72.5%	$111.08	$80.53	72.5%	$104.90	$76.09	67.1%	$99.12	$66.46
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293	67.4%	$109.20	$73.60	65.8%	$99.20	$65.24	58.5%	$97.51	$57.05
DoubleTree by Hilton Laurel, Laurel, Maryland	208	48.2%	$95.19	$45.86	60.8%	$89.08	$54.19	61.5%	$87.68	$53.90
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331	79.3%	$136.32	$108.13	75.9%	$133.78	$101.58	78.2%	$134.40	$105.13
DoubleTree by Hilton Raleigh Brownstone – University, Raleigh, North Carolina	190	71.5%	$131.61	$94.16	73.4%	$122.60	$90.04	69.9%	$111.56	$78.03
Georgian Terrace, Atlanta, Georgia (2)	326	69.9%	$155.56	$108.70	76.2%	$137.65	$104.88	71.2%	$135.33	$96.39
Hilton Savannah DeSoto, Savannah, Georgia	246	76.9%	$154.52	$118.89	75.7%	$146.75	$111.14	73.7%	$137.77	$101.61
Hilton Wilmington Riverside, Wilmington, North Carolina	272	71.6%	$138.36	$99.07	69.7%	$139.09	$96.90	73.3%	$140.44	$102.91
Sheraton Louisville Riverside, Jeffersonville, Indiana	180	69.5%	$131.74	$111.87	66.8%	$150.20	$100.31	67.9%	$133.19	$90.42
Total	3,011

(1)	The operating statistics for the Crowne Plaza Houston Downtown rely on information from both the period prior to, and the period subsequent to, the Company’s acquisition of the hotel.
(2)	The operating statistics for the Georgian Terrace rely on information from both the period prior to, and the period subsequent to, the Company’s acquisition of the hotel.
(3)	The operating statistics for the Crowne Plaza Hollywood Beach Resort rely on information from both the period prior to, and the period subsequent to, the Company’s acquisition of the hotel.

Item 3. Legal Proceedings

We are not involved in any material litigation, nor to our knowledge, is any material litigation threatened against us. We have settled, during the period covered by this report, all significant claims made during the same period. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance, and none of which is expected to have a material impact on our financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock trades on the NASDAQ ® Global Market under the symbol “SOHO”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on NASDAQ ®:

	Price Range
	High	Low
Year Ended December 31, 2015
First Quarter	$7.82	$7.14
Second Quarter	$8.47	$6.95
Third Quarter	$7.38	$6.38
Fourth Quarter	$6.74	$5.77
Year Ended December 31, 2014
First Quarter	$6.39	$5.55
Second Quarter	$8.03	$6.47
Third Quarter	$8.20	$7.46
Fourth Quarter	$7.87	$7.07

The closing price of the Company’s common stock on the NASDAQ ® Global Market on March 1, 2016 was $5.42 per share.

Stockholder Information

As of March 1, 2016, there were 81 holders of record of the Company’s common stock and as of March 1, 2016, there were approximately 3,513 beneficial owners of the Company’s common stock.

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Recent Sales of Unregistered Securities

On April 1, 2015, Kim E. Sims, a director of the Company, through the KES Family Limited Partnership, LLP, a holder of units in the Operating Partnership, redeemed 100,000 units in the Operating Partnership for an equivalent number of shares of the Company’s common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

On February 1, 2016, two holders of units in the Operating Partnership redeemed a total of 422,687 units for an equivalent number of shares of the Company’s common stock.  The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

During June 2015, the Company sold 98,682 shares of common stock in an “At-the-Market” offering pursuant to a registration statement on Form S-3 (File No. 333-196754) for net proceeds of approximately $0.7 million, which it contributed to the Operating Partnership for an equivalent number of units.  The Operating Partnership used the net proceeds from the sale of shares to partially fund the cash portion of the purchase price for the acquisition of Carlyle’s 75.0% indirect interest in the Crowne Plaza Hollywood Resort Hotel and related transaction expenses and for general corporate purposes.

On July 1, 2015, the Company sold 3,000,000 shares of common stock pursuant to a registration statement on Form S-3 (File No. 333-199256), for net proceeds of approximately $19.8 million, which it contributed to the Operating Partnership for an equivalent number of units.  The Operating Partnership used the net proceeds from the sale of shares to partially fund the cash portion of the purchase price for the acquisition of Carlyle’s 75.0% indirect interest in the Crowne Plaza Hollywood Resort Hotel and related transaction expenses and for general corporate purposes.

On July 17, 2015, the Company sold 435,000 shares of common stock pursuant to a registration statement on Form S-3 (File No. 333-199256) for net proceeds of approximately $2.8 million, which it contributed to the Operating Partnership for an equivalent number of units.  The Operating Partnership used the net proceeds from the sale of shares to partially fund the cash portion of the purchase price for the acquisition of Carlyle’s 75.0% indirect interest in the Crowne Plaza Hollywood Resort Hotel and related transaction expenses and for general corporate purposes.

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public, and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of March 1, 2016, there were 12 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc.

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

There were no sales of unregistered securities in the Operating Partnership during 2015.

Use of Proceeds from Registered Securities

There were no sales of registered securities in the Operating Partnership during 2015.

Sotherly Hotels Inc. and Sotherly Hotels LP

Dividend and Distribution Information

The Company elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to the Company’s stockholders of at least 90.0% of our REIT taxable income, excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles. Our ability to pay distributions to the Company’s stockholders will depend, in part, upon our receipt of distributions from our Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel manager. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS Lessees may retain any after-tax earnings.

In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains; plus
•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; minus
•	Any excess noncash income (as defined in the Code).

The following table sets forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its common shares to Company’s stockholders for fiscal year 2014 to 2015. The same table sets forth the Operating Partnership’s distributions per common partnership unit for fiscal year 2014 to 2015:

Dividend (Distribution) Payments
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2014	March 31, 2014	April 11, 2014	$0.045	0%	100%
April 2014	June 30, 2014	July 11, 2014	$0.050	0%	100%
July 2014	September 30, 2014	October 15, 2014	$0.065	0%	100%
October 2014	December 31, 2014	January 9, 2015	$0.065	0%	100%
January 2015	March 31, 2015	April 10, 2015	$0.070	82.6%	17.4%
April 2015	June 30,2015	July 10, 2015	$0.075	82.6%	17.4%
July 2015	September 30, 2015	October 9, 2015	$0.080	82.6%	17.4%
October 2015	December 31, 2015	January 11, 2016	$0.080	82.6%	17.4%

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for Sotherly Hotels Inc. and Sotherly Hotels LP for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. The financial results for the Crowne Plaza Hollywood Beach Resort, in which we had a 25.0% indirect interest, are not consolidated through July 31, 2015, as we accounted for our investment under the equity method of accounting. However from August 1, 2015 through December 31, 2015 we did consolidate the financial results for the Crowne Plaza Hollywood Beach Resort, as a result of our acquisition of the remaining 75.0% interest in the hotel.  The following selected historical financial data was derived from audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and in prior filings. The Company’s financial statements for the years ended December 31, 2015 and 2014, have been audited by Grant Thornton LLP and for the year ended December 31, 2013, have been audited by PBMares, LLP (formerly Witt Mares, PLC, which also audited the Company’s financial statements for the years ended December 31, 2012 and 2011, our independent registered public accounting firms, for such periods). The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

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

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Statement of Operations
Total Revenues	$138,533,476	$122,939,919	$89,374,527	$87,343,220	$81,172,504
Total Operating Expenses excluding Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(109,153,366)	(95,290,304)	(69,888,820)	(68,519,401)	(65,807,786)
Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(14,050,060)	(15,144,284)	(9,078,228)	(8,661,769)	(8,702,880)
Net Operating Income	15,330,050	12,505,331	10,407,479	10,162,050	6,661,838
Interest Income	50,461	19,865	17,914	16,158	14,808
Interest Expense	(16,515,827)	(14,636,870)	(9,606,479)	(10,399,962)	(10,821,815)
Other Income (Expense) – Net	6,196,936	(354,558)	(3,796,410)	(3,941,594)	(1,424,620)
Income Tax Benefit (Provision)	1,336,033	1,727,723	(1,496,096)	(1,246,397)	(905,455)
Net Income (Loss)	6,397,653	(738,509)	(4,473,592)	(5,409,745)	(6,475,243)
Net (Income) Loss Attributable to Noncontrolling Interest	(1,040,987)	153,838	989,623	1,241,868	1,630,797
Net Income (Loss) Attributable to the Company	$5,356,666	$(584,671)	$(3,483,969)	$(4,167,877)	$(4,844,446)

Statement of Cash Flows
Cash provided by Operations – net	$11,377,374	$14,851,255	$9,594,751	$9,011,957	$7,550,142
Cash used in Investing – net	(41,132,602)	(71,096,578)	(29,527,589)	(3,156,121)	(6,130,273)
Cash provided by (used in) Financing – net	24,614,643	63,503,194	22,133,750	(3,090,079)	(2,798)
Net Increase (Decrease) in Cash and Cash Equivalents	$(5,140,585)	$7,257,871	$2,200,912	$2,765,757	$1,417,071

Balance Sheet
Investments in Hotel Properties – net	$354,963,242	$260,192,153	$202,645,633	$176,427,904	$181,469,432
Total Assets (1)	393,058,353	299,820,043	228,169,081	204,223,074	209,299,446
Line of Credit	—	—	—	—	25,537,290
Mortgage Loans	271,977,944	205,291,657	160,363,549	135,674,432	94,157,825
Unsecured Notes	52,900,000	52,900,000	27,600,000	—	—
Redeemable Preferred Stock	—	—	—	14,227,650	25,353,698
Total Liabilities	340,199,985	272,310,186	197,314,286	167,179,121	165,416,203
Noncontrolling Interest (1)	3,855,237	4,132,662	5,669,386	7,322,314	8,947,405
Total Sotherly Hotels Inc. Stockholders’ Equity (1)	49,003,131	23,377,195	25,185,409	29,721,639	34,935,838

Operating Data
Average Number of Available Rooms	2,828	2,622	2,148	2,113	2,111
Total Number of Available Room Nights	1,032,353	957,060	783,936	773,358	770,334
Occupancy Percentage (2)	69.9%	70.3%	67.4%	68.9%	66.2%
Average Daily Rate (ADR) (2)	$134.21	$125.77	$118.91	$114.22	$110.24
RevPAR (2)	$93.80	$88.42	$80.16	$78.65	$72.94

Additional Financial Data
FFO (3)	$14,103,844	$14,765,677	$5,150,303	$3,842,699	$2,923,539
Adjusted FFO (3)	14,904,608	14,142,080	10,766,147	9,218,032	5,577,805
Hotel EBITDA (4)	36,447,390	32,084,957	23,220,515	22,296,938	18,708,019
Income (Loss) Per Basic Share	$0.43	$(0.06)	$(0.34)	$(0.42)	$(0.50)

(1)	As of the period end.
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

Adjusted FFO accounts for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on its hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, franchise termination costs, loan modification fees, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, change in control gains or losses and acquisition transaction costs.

(4)

Hotel EBITDA represents the portion of net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) equity in the income or loss of equity investees, (5) unrealized gains and losses on derivative instruments not included in other comprehensive income, (6) gains and losses on disposal of assets, (7) realized gains and losses on investments, (8) impairment of long-lived assets or investments, (9) loss on early debt extinguishment, (10) gains or losses on change in control, (11) corporate general and administrative expense, (12) depreciation and amortization, (13) gains and losses on involuntary conversions of assets and (14) other operating revenue not related to our wholly-owned portfolio.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Net Income (Loss)	$6,397,653	$(738,509)	$(4,473,592)	$(5,409,745)	$(6,475,243)
Depreciation and Amortization	13,591,495	11,969,284	8,467,228	8,661,769	8,702,880
Equity in Depreciation and Amortization of Joint Venture	259,279	529,053	545,667	590,675	567,803
Impairment of Investment in Hotel Properties, Net	500,000	3,175,000	611,000	—	—
Gain on Change in Control	(6,603,148)	—	—	—	—
Gain on Involuntary Conversion of Asset	-	(169,151)	—	—	—
(Gain)/ Loss on Asset Disposal	(41,435)	—	—	—	128,099
Funds From Operations	$14,103,844	$14,765,677	$5,150,303	$3,842,699	$2,923,539
(Increase)/Decrease in Deferred Income Taxes	(1,780,571)	(1,961,663)	1,370,189	1,241,848	685,189
Acquisition Costs	634,376	155,187	89,743	—	—
Loss on Starwood Settlement	324,271	—	—	—	—
Over-assessed Real Estate Taxes Under Appeal	497,733	—	—	—	—
Loan Modification Fees	243,229	—	—	—	—
Franchise Termination Fee	—	351,800	—	—	—
Realized and Unrealized (Gain)/Loss on Hedging Activities (A)	108,819	—	(89,998)	13,752	77,152
Realized and Unrealized Loss on Warrant Derivative	—	—	2,205,248	2,026,677	1,309,075
Impairment of Note Receivable	—	—	—	110,871	—
Aborted Offering Costs	—	—	—	—	582,850
Loss on Early Debt Extinguishment (A)	772,907	831,079	2,040,662	1,982,184	—
Adjusted FFO	$14,904,608	$14,142,080	$10,766,147	$9,218,031	$5,577,805

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.

The following is a reconciliation of net income/(loss) to Hotel EBITDA for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Net Income (Loss)	$6,397,653	$(738,509)	$(4,473,592)	$(5,409,745)	$(6,475,243)
Interest Expense	16,515,827	14,636,870	9,606,479	10,399,962	10,821,815
Interest Income	(50,461)	(19,865)	(17,914)	(16,158)	(14,808)
Income Tax Provision (Benefit)	(1,336,033)	(1,727,723)	1,496,096	1,246,397	905,455
Depreciation and Amortization	13,591,495	11,969,284	8,467,228	8,661,769	8,702,880
Equity in (Earnings)/Loss of Joint Venture	(475,514)	(307,370)	(449,500)	(178,138)	60,094
(Gain) Loss on Asset Disposal	(41,435)	—	—	—	128,099
Gain on involuntary conversion of asset	—	(169,151)	—	—	—
Realized and Unrealized Loss (Gain) on Hedging Activities	108,819	—	—	—	(72,649)
Realized and Unrealized Loss on Warrant Derivative	—	—	2,205,248	2,026,677	1,309,075
Loss on Debt Extinguishment	772,907	831,079	2,040,662	1,982,184	—
Impairment of Investment in Hotel Properties, Net	500,000	3,175,000	611,000	—	—
Impairment of Note Receivable	—	—	—	110,871	—
Corporate General and Administrative Expenses	7,268,256	5,085,949	4,360,582	4,078,826	4,025,794
Gain on Change in Control	(6,603,148)	—	—	—	—
Net Lease Rental Income	—	(350,000)	(350,000)	(350,000)	(447,000)
Other Fee Income	(200,976)	(300,607)	(275,774)	(255,707)	(235,493)
Hotel EBITDA	$36,447,390	$32,084,957	$23,220,515	$22,296,938	$18,708,019

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States. We commenced operations in December 2004 when the Company completed its initial public offering and thereafter consummated the acquisition of six initial hotel properties. Since the Company’s initial public offering, we have engaged in the following acquisitions and dispositions:

•

On July 22, 2005, we acquired the Crowne Plaza Jacksonville Riverfront (formerly, the Hilton Jacksonville Riverfront).  During September 2015, after extensive renovations, we re-branded and renamed the hotel the DoubleTree by Hilton Jacksonville Riverfront.

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

•	On April 24, 2008, we acquired the Hampton Marina Hotel in Hampton, Virginia, which has been renovated and was converted to the Crowne Plaza Hampton Marina in October 2008.
•	On November 13, 2013, we acquired the Crowne Plaza Houston Downtown in Houston, Texas.
•	On March 27, 2014, we acquired the Georgian Terrace in Atlanta, Georgia.
•

On July 31, 2015, we acquired the remaining 75.0% interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort, and (ii) the entity that leases the Crowne Plaza Hollywood Beach Resort.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the Crowne Plaza Hollywood Beach Resort.

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels with 3,011 rooms, eleven of which operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree and Sheraton, and one independent hotel. As of December 31, 2015, we owned the following hotel properties:

	Number
Property	of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Hollywood Beach Resort(1)	311	Hollywood, FL	August 9, 2007	Upscale
Crowne Plaza Houston Downtown	259	Houston, TX	November 13, 2013	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Jacksonville Riverfront	293	Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208	Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent(2)
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale
Total	3,011

(1)

We owned this hotel through a joint venture in which we had a 25.0% interest, through July 31, 2015.  We acquired the remaining 75.0% interest on July 31, 2015, and owned the hotel 100% as of December 31, 2015.

(2)	We believe that the Georgian Terrace would carry a chain scale designation of upper upscale if it were a branded hotel.

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and owns an approximate 86.8% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessees that are wholly-owned subsidiaries of the Operating Partnership, which then engage a hotel management company to operate the hotels under a management agreement. Our TRS Lessees have engaged Chesapeake Hospitality to manage our hotels. Our TRS Lessees, and their parent, MHI Hospitality TRS Holding, Inc., are consolidated into each of our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

The following table illustrates the key operating metrics for the years ended December 31, 2015 and 2014 for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the ten wholly-owned properties that were under our control during all of 2014 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Georgian Terrace, which was acquired in March 2014. Each table excludes performance data for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture and in which we had a 25.0% indirect interest through July 31, 2015 and a 100% interest thereafter through December 31, 2015.

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Actual	Same-Store	Actual	Same-Store
Occupancy %	69.9%	65.7%	70.3%	69.7%
ADR	$134.21	$130.09	$125.77	$124.27
RevPAR	$93.80	$85.47	$88.42	$86.57

Revenue. Total revenue for the year ended December 31, 2015 was approximately $138.5 million, an increase of approximately $15.6 million, or 12.7%, from total revenue for the year ended December 31, 2014 of approximately $122.9 million. Approximately $6.2 million of the increase relates to the acquisition of our property in Atlanta, Georgia in March 2014. Approximately $7.5 million of the increase relates to the acquisition of the remaining 75.0% interest in our property in Hollywood Beach, Florida in July 2015.  Increases in revenues at our properties in Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina;

Philadelphia, Pennsylvania; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia were offset by decreases in revenue at our properties impacted by renovation activities in Laurel, Maryland and Houston, Texas, as well as by the loss of rental income associated with Shell Island which expired in December 2014.

Room revenues at our properties for the year ended December 31, 2015 increased approximately $12.2 million, or 14.4%, to approximately $96.8 million compared to room revenues for the year ended December 31, 2014 of approximately $84.6 million. The increase in room revenue for the year ended December 31, 2015 resulted mainly from the acquired property in Atlanta, Georgia, accounting for an increase of approximately $3.3 million for the period and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $2.4 million for the period.  Our properties in Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Tampa, Florida; and Hampton, Virginia and Atlanta, Georgia, experienced a significant increase in room revenue, offset by decreases at our properties impacted by renovation activities in Laurel, Maryland and Houston, Texas. We continue to expect occupancy and ADR to increase in 2016 as a result of continuing strong demand and the completion in 2015 and in 2016 of renovations at our properties in Laurel, Maryland, Jacksonville, Florida; Houston, Texas and Atlanta, Georgia.

Food and beverage revenues at our properties for the year ended December 31, 2015 increased approximately $1.8 million, or 5.8%, to approximately $33.3 million compared to food and beverage revenue of approximately $31.4 million for the year ended December 31, 2014. The increase in food and beverage revenues for the year ended December 31, 2015 resulted principally from our acquired property in Atlanta, Georgia, accounting for an increase of approximately $2.1 million for the period, and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.2 million for the period. Additional increases in food and beverage revenue at our properties in Wilmington, North Carolina; Raleigh, North Carolina and Jeffersonville, Indiana of approximately $0.3 million, were offset by decreases of approximately $1.6 million in banqueting revenue at our other properties.

Other operating revenues for the year ended December 31, 2015 increased approximately $1.5 million, or 22.5%, to approximately $8.4 million compared to other operating revenues for the year ended December 31, 2014 of approximately $6.9 million. The increase in other operating departments revenues for the year ended December 31, 2015 resulted principally from our acquired property in Atlanta, Georgia, accounting for an increase of approximately $0.8 million for the period and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.5 million for the period.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $11.7 million, or 12.9%, for the year ended December 31, 2015 to approximately $101.9 million compared to hotel operating expenses for the year ended December 31, 2014 of approximately $90.2 million. The increase in hotel operating expenses for the year ended December 31, 2015 was substantially related to our acquired property in Atlanta, Georgia, accounting for approximately $6.7 million of the increase in expenses for the year ended December 31, 2015 and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $9.2 million for the period, coupled by a decrease in hotel operating expenses at our same-store properties of approximately $1.0 million, mainly from reduced occupancy by 5.7% and RevPAR by 1.3% combined with decreases in expenses at our properties impacted by renovation activities in Laurel, Maryland and Houston, Texas.

Rooms expense at our properties for the year ended December 31, 2015 increased approximately $2.9 million, or 12.5%, to approximately $25.8 million compared to rooms expense of approximately $22.9 million for the year ended December 31, 2014. The increase in rooms expense for the year ended December 31, 2015 was substantially related to our acquired property in Atlanta, Georgia, accounting for approximately $1.0 million of the increase and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.3 million for the period.

Food and beverage expenses at our properties for the year ended December 31, 2015 increased approximately $2.0 million, or 9.4%, to approximately $23.0 million compared to food and beverage expense of approximately $21.0 million for the year ended December 31, 2014. The increase in food and beverage expenses for the year ended December 31, 2015 was substantially related to our acquired property in Atlanta, Georgia, accounting for approximately $1.5 million of the increase and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.9 million for the period, offset by decreases in food and beverage expenses mainly from reduced occupancy and decreases in expenses at our property impacted by renovation activities in Houston, Texas.

Indirect expenses at our properties for the year ended December 31, 2015 increased approximately $6.2 million, or 13.8%, to approximately $51.3 million compared to indirect expenses of approximately $45.1 million for the year ended December 31, 2014. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees.  Specifically, increases in indirect expenses were substantially related to our recently acquired property in Atlanta, Georgia, accounting for approximately $2.1 million of the increase and from the recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $2.8 million for the period, compared to the year ended December 31, 2014.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2015 increased approximately $1.6 million, or 13.6%, to approximately $13.6 million compared to depreciation and amortization expense of approximately $12.0 million for the year ended December 31, 2014. The increase was mostly attributable to depreciation and amortization related to our recently acquired property in Atlanta, Georgia and depreciation and amortization related to our capital assets acquired in the fourth quarter of 2014 and the year of 2015, offset by reductions of intangible asset amortization during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Impairment of Investment in Hotel Properties, Net. The impairment of investment in hotel properties, net for the years ended December 31, 2015 and 2014 was approximately $0.5 million and $3.2 million, respectively. Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration, resulting in an impairment to fair market value of $0.5 million, as of December 31, 2015.

Gain on Disposal of Assets.  During the year ended December 31, 2015, we recorded a gain on disposal of assets of $41,435, compared to no gain or loss on disposal of assets for the year ended December 31, 2014.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2015 increased approximately $2.2 million, or 42.9%, to approximately $7.3 million compared to corporate general and administrative expenses of approximately $5.1 million for the year ended December 31, 2014. The increase in corporate general and administrative expenses was mainly due to an increase in acquisition costs of approximately $0.5 million, a one-time tax penalty of $0.4 million, additional staffing and related salary increase of approximately $0.3 million, increased professional fees of approximately $0.5 million, loan costs of $0.2 million on the loan modifications of the Crowne Plaza Hollywood Beach Resort mortgage and the DoubleTree by Hilton Laurel mortgage, and increased audit fees of approximately $0.1 million partially offset by a reduction in legal fees of approximately $0.1 million.

Interest Expense. Interest expense for the year ended December 31, 2015 increased approximately $1.9 million, or 12.8%, to approximately $16.5 million compared to approximately $14.6 million of interest expense for the year ended December 31, 2014. The increase in interest expense for the year ended December 31, 2015, was substantially related to the additional mortgage on our acquired property in Atlanta, Georgia of $0.7 million, the assumed mortgage loan for the recently acquired property in Hollywood Beach, Florida, accounting for an increase in interest expense of approximately $1.4 million, the issuance of the 7% Notes due in 2019, accounting for an increase of approximately $1.6 million.  These increases were offset by a decrease in interest from the reduction of the Bridge Loan during the year ending December 31, 2015 of $1.3 million.

Equity Income (Loss) in Joint Venture. Equity in the income of the joint venture increased approximately $0.2 million, or 54.7%, to approximately $0.5 million for the year ended December 31, 2015 compared to equity in the income of the joint venture of approximately $0.3 million for the year ended December 31, 2014 and represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort through July 31, 2015. For the year ended December 31, 2015, the Crowne Plaza Hollywood Beach Resort reported occupancy of 83.1%, ADR of $174.35 and RevPAR of $144.86. This compares with results reported by the hotel for the year ended December 31, 2014 of occupancy of 83.1%, ADR of $163.13 and RevPAR of $135.55.

Loss on Early Debt Extinguishment. The loss on early debt extinguishment for the year ended December 31, 2015 decreased approximately $0.1 million, or 7.0%, to approximately $0.7 million compared to a loss on debt extinguishment of approximately $0.8 million for the year ended December 31, 2014. During the year ended December 31, 2015, we refinanced a variable rate mortgage loan we had with the Bank of the Ozarks on the Georgian Terrace, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of $697,582 was written off during 2015.  In addition, we refinanced a variable rate mortgage loan we had with Fifth Third Bank on the DoubleTree by Hilton Jacksonville Riverfront, with a new variable rate loan from Bank of the Ozarks.  The amount of accumulated un-amortized loan costs of $75,324 was written off during 2015.

Gain on Involuntary Conversion of Asset. Gain on involuntary conversion of asset for the year ended December 31, 2015, decreased approximately $0.2 million, or 100.0%, to $0 compared to approximately $0.2 million of gain on involuntary conversion of asset for the year ended December 31, 2014.  During 2014, we had a one-time involuntary conversion of equipment at our Hilton Wilmington Riverside property for replacement of a water chiller in the amount of approximately $0.2 million.

Unrealized Loss on Hedging Activities.  During the year ended December 31, 2015 we refinanced a variable rate mortgage loan we had with Fifth Third Bank on the DoubleTree by Hilton Jacksonville Riverfront, with a new variable rate loan from Bank of the Ozarks.  During August 2015 we purchased an interest rate cap for $179,800.  As of December 31, 2015 the fair market value of the interest rate cap is $70,981.  The unrealized loss on hedging activities during the year ended December 31, 2015 and 2014, was $0.1 million and $0, respectively.

Gain on Change in Control.  On July 31, 2015, we acquired from Carlyle the remaining 75.0% interest in the entities that own and lease the Crowne Plaza Hollywood Beach Resort.  Due to the increased fair market value of the property for our original 25.0% interest we recognized a discounted gain on change in control.  The gain on change in control during the year ended December 31, 2015, was approximately $6.6 million while no such gain was recorded in 2014.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2015 decreased approximately $0.4 million, or 22.7%, to approximately $1.3 million compared to an income tax provision of approximately $1.7 million for the year ended December 31, 2014. The income tax benefit was primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized lower operating loss for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Net Income (Loss). Net income for the year ended December 31, 2015 increased approximately $7.1 million, or 966.3%, to approximately $6.4 million compared to net loss of approximately $0.7 million for the year ended December 31, 2014 as a result of the operating results discussed above.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

The following table illustrates the key operating metrics for the years ended December 31, 2014 and 2013 for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the nine wholly-owned properties that were under our control during all of 2013 (“same-store” properties).  Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Houston Downtown, which was acquired in November 2013, or the Georgian Terrace, which was acquired in March 2014.  Each table excludes performance data for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture and in which we had a 25.0% indirect interest.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Actual	Same-Store	Actual	Same-Store
Occupancy %	70.3%	68.9%	67.4%	67.6%
ADR	$125.77	$122.29	$118.91	$118.82
RevPAR	$88.42	$84.23	$80.16	$80.32

Revenue. Total revenue for the year ended December 31, 2014 was approximately $122.9 million, an increase of approximately $33.6 million, or 37.6%, from total revenue for the year ended December 31, 2013 of approximately $89.4 million. Approximately $31.0 million of the increase is attributable to our acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace. Within the remainder of the portfolio, revenue increases were strongest at our Hilton Savannah DeSoto, the DoubleTree by Hilton Raleigh Brownstone – University, the DoubleTree by Hilton Jacksonville Riverfront, the Crowne Plaza Tampa Westshore and the Sheraton Louisville Riverside properties. These increases offset revenue decreases at our properties in Wilmington, North Carolina and Philadelphia, Pennsylvania.

Room revenues at our properties for the year ended December 31, 2014 increased approximately $21.8 million, or 34.7%, to approximately $84.6 million compared to room revenues for the year ended December 31, 2013 of approximately $62.8 million. Approximately $19.7 million of the increase is attributable to our acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace. Within the remainder of the portfolio, room revenue increases were strongest at our Hilton Savannah DeSoto, the DoubleTree by Hilton Raleigh Brownstone – University, the Crowne Plaza Jacksonville Riverfront, the Crowne Plaza Tampa Westshore and the Sheraton Louisville Riverside properties. These increases offset revenue decreases at our properties in Wilmington, North Carolina and Philadelphia, Pennsylvania.

Food and beverage revenues at our properties for the year ended December 31, 2014 increased approximately $9.3 million, or 42.6%, to approximately $31.4 million compared to food and beverage revenue of approximately $22.1 million for the year ended December 31, 2013. A significant increase in food and beverage revenue at the Hilton Savannah DeSoto, the Crowne Plaza Jacksonville Riverfront, the Crowne Plaza Tampa Westshore, the Holiday Inn Laurel West and the Crowne Plaza Hampton Marina, as well as food and beverage revenue increase of approximately $8.6 million associated with our acquisition of the Crowne Plaza Houston Downtown and the Georgian Terrace, offset decreases at several other properties in our portfolio.

Other operating revenues for the year ended December 31, 2014 increased approximately $2.4 million, or 53.4%, to approximately $6.9 million compared to other operating revenues for the year ended December 31, 2013 of approximately $4.5 million. Most of the revenue increase of approximately $2.2 million was associated with our acquisition of the Crowne Plaza Houston Downtown and the Georgian Terrace.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $24.7 million, or 37.7%, for the year ended December 31, 2014 to approximately $90.2 million compared to hotel operating expenses for the year ended December 31, 2013 of approximately $65.5 million. The entire increase is attributable to our acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace.

Rooms expense at our properties for the year ended December 31, 2014 increased approximately $5.7 million, or 33.1%, to approximately $22.9 million compared to rooms expense of approximately $17.2 million for the year ended December 31, 2013. The increase in rooms expense was directly related to the $3.5 million increase in rooms expense of our acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace and increases in our other hotel properties similar to the increases in room revenue.

Food and beverage expenses at our properties for the year ended December 31, 2014 increased approximately $7.0 million, or 49.7%, to approximately $21.0 million compared to food and beverage expense of approximately $14.0 million for the year ended December 31, 2013. The increase in food and beverage expense was directly related to the $6.3 million increase in food and beverage expense of our acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace and increases in our other hotel properties similar to the increases in food and beverage revenue.

Indirect expenses at our properties for the year ended December 31, 2014 increased approximately $11.3 million, or 33.5%, to approximately $45.1 million compared to indirect expenses of approximately $33.8 million for the year ended December 31, 2013. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees. Approximately $9.5 million of the increase was attributable to the acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace. Increases in administrative and general costs, management fees, sales and marketing, franchise fees (including the franchise termination fee for Crowne Plaza Jacksonville Riverfront), repairs and maintenance, energy costs and personal property taxes are the other main increases in other indirect costs for the remaining properties.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2014 increased approximately $3.5 million, or 41.4%, to approximately $12.0 million compared to depreciation and amortization expense of approximately $8.5 million for the year ended December 31, 2013. Approximately $1.0 million of the increase was attributable to the acquisitions and capital expenditures during the year of the Crowne Plaza Houston Downtown and the Georgian Terrace.  The remaining increase relates to the capital expenditures during the year at the Crowne Plaza Jacksonville Riverfront and the DoubleTree by Hilton Philadelphia Airport.

Impairment of Investment in Hotel Properties, Net. The impairment of investment in hotel properties, net for the years ended December 31, 2014 and 2013 was approximately $3.2 million and $0.6 million, respectively.  Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration, resulting in an impairment to fair market value by an amount of approximately $3.2 million, as of December 31, 2014.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2014 increased approximately $0.7 million, or 16.6%, to approximately $5.1 million compared to corporate general and administrative expenses of approximately $4.4 million for the year ended December 31, 2013. The increase in corporate and administrative costs is attributable to acquisition charges related to the Georgian Terrace of approximately $0.2 million, in addition to increases in employee compensation, accounting, legal and professional fees of approximately $0.5 million.

Interest Expense. Interest expense for the year ended December 31, 2014 increased approximately $5.0 million, or 52.4%, to approximately $14.6 million compared to approximately $9.6 million of interest expense for the year ended December 31, 2013. Increases in interest expense are mainly attributable to the periodic interest, interest on the Georgian Terrace acquisition mortgage, a full year of interest on the mortgage on the Crowne Plaza Houston Downtown and interest on the 7.0% unsecured notes issued in November 2014.

Equity Income (Loss) in Joint Venture. Equity in the income of the joint venture decreased approximately $0.1 million, or 31.6%, to approximately $0.3 million for the year ended December 31, 2014 compared to equity in the income of the joint venture of approximately $0.4 million for the year ended December 31, 2013 and represents our then current 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the year ended December 31, 2014, the Crowne Plaza Hollywood Beach Resort reported occupancy of 83.6%, ADR of $162.15 and RevPAR of $135.55. This compares with results reported by the hotel for the year ended December 31, 2013 of occupancy of 82.2%, ADR of $157.87 and RevPAR of $129.79.

Realized and Unrealized Loss on Warrant Derivative. There was no realized or unrealized loss on the warrant derivative for the year ended December 31, 2014, an increase of approximately $2.2 million, or 100.0%, to approximately $0.0 million compared to the unrealized loss of approximately $2.2 million for the year ended December 31, 2013. With the redemption of the warrants in the fourth quarter 2013, there were not any further charges.

Loss on Debt Extinguishment.  The loss on debt extinguishment for the year ended December 31, 2014 decreased approximately $1.2 million, or 59.3%, to approximately $0.8 million compared to a loss on debt extinguishment of approximately $2.0 million for the year ended December 31, 2013. Pre-payment of the Bridge Loan during the year had us realize a pre-payment penalty associated with the Bridge Loan and the remaining unamortized loan costs associated with the Bridge Loan in the amount of approximately $0.8 million.

Gain on Involuntary Conversion of Asset.  During the year we had a one-time involuntary conversion of equipment at our Hilton Wilmington Riverside property for replacement of a water chiller in the amount of approximately $0.2 million.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2014 increased approximately $3.2 million, or 215.5%, to approximately $1.7 million compared to an income tax provision of approximately $1.5 million for the year ended December 31, 2013. The income tax benefit was primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized greater operating loss for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Net Loss. Net loss for the year ended December 31, 2014 decreased approximately $3.8 million, or 83.5%, to approximately $0.7 million compared to net loss of approximately $4.5 million for the year ended December 31, 2013 as a result of the operating results discussed above.

Sources and Uses of Cash

The following narrative discusses our sources and uses of cash for the year ended December 31, 2015.

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders of the Operating Partnership and stockholders of the Company as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2015 was approximately $11.4 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the stockholders of the Company (the unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. During the year ended December 31, 2015, we used approximately $25.5 million to acquire the remaining 75.0% ownership interest in the Crowne Plaza Hollywood Beach Resort.  We also spent approximately $20.1 million on capital expenditures, of which, approximately $5.1 million related to the routine replacement of furniture, fixtures and equipment;  approximately $4.6 million related to the renovation of our property in Laurel, Maryland in anticipation of a new franchise agreement which commenced in October 2015; approximately $3.4 million related to the renovation of our property in Jacksonville, Florida in anticipation of a new franchise license which commenced in September 2015; approximately $3.1 million related to guestroom renovations at the Georgian Terrace; approximately $3.0 million in renovations at our property in Houston, Texas; and approximately $0.9 related to the renovation of our property in Philadelphia, Pennsylvania.
We also contributed approximately $5.0 million during 2015 into reserves required by the lenders for ten of our hotels according to the provisions of their respective loan agreements. During 2015, we received reimbursements from those reserves of approximately $6.4 million for capital expenditures related to those properties for periods ending on or before December 31, 2015 and we received net proceeds of approximately $2.4 million from the sale of a 0.3 acre parcel of excess land located adjacent to our property in Atlanta, Georgia and related development rights.

Financing Activities. Cash flow provided by financing activities for the year ended December 31, 2015 was approximately $24.6 million.  This inflow was principally from proceeds from the sale of common stock of approximately $23.3 million and net mortgage proceeds of approximately $6.8 million, offset by dividend and distribution payments of approximately $4.1 million and payments of deferred financing costs of approximately $1.4 million.

On October 20, 2015, we secured $2.0 million of additional proceeds on the mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront as part of an earn-out pursuant to the terms of the loan agreement.

On September 28, 2015, we entered into a loan agreement to secure a $60.0 million mortgage on the Crowne Plaza Hollywood Beach Resort with Bank of America, N.A.   The mortgage term is ten years maturing October 1, 2025. The mortgage bears a fixed interest rate of 4.913%.  The mortgage amortizes on a 30-year schedule. The Company used the proceeds from the mortgage to repay the existing first mortgage on the Crowne Plaza Hollywood Beach Resort, to pay closing costs, and for general corporate purposes.

On July 17, 2015, the Company sold 435,000 shares of common stock for net proceeds of approximately $2.8 million, which it contributed to the Operating Partnership for an equivalent number of units.

On July 7, 2015, we entered into a loan agreement and other loan documents to secure an $18.5 million mortgage with Bank of the Ozarks collateralized by a first mortgage on the DoubleTree by Hilton Jacksonville Riverfront. The $18.5 million mortgage was received in two parts. We received $18.0 million on July 7, 2015 and the remainder of $0.5 million on October 20, 2015.  The $0.5 million was included with the additional earn-out provision of $1.5 million, for a total of $2.0 million additional proceeds, as described above.  The mortgage term is four years maturing July 7, 2019 and may be extended for one additional period of one year, subject to certain criteria. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0%.  The mortgage amortizes on a 25-year schedule; and has a prepayment penalty if prepaid during the initial two years. The Company used the proceeds from the mortgage to repay the existing first mortgage on the DoubleTree by Hilton Jacksonville Riverfront, to pay closing costs, to partially fund renovations at the DoubleTree by Hilton Jacksonville Riverfront, and for general corporate purposes.

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

On May 5, 2015, the Company obtained a $47.0 million mortgage with Bank of America, N.A. on the Georgian Terrace in Atlanta, Georgia.  The mortgage bears interest at a fixed rate of 4.42% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule.  The maturity date is June 1, 2025.  The Company used the proceeds of the mortgage to repay the existing first mortgage, to pay closing costs, and to partially fund ongoing renovations at the Georgian Terrace and for general corporate purposes.

The following narrative discusses our sources and uses of cash for the year ended December 31, 2014.

Operating Activities. Cash flow provided by operating activities for the year ended December 31, 2014 was approximately $14.9 million.

Investing Activities. In March 2014, we spent approximately $61.1 million to acquire the Georgian Terrace.  We also spent approximately $9.8 million during 2014 on capital expenditures, of which, approximately $1.0 million related to the routine replacement of furniture, fixtures and equipment; approximately $2.0 million related to the renovation of our property in Philadelphia, Pennsylvania in anticipation of its franchise license renewal in October 2014 (on October 27, 2014, our hotel in Philadelphia, Pennsylvania was rebranded as the DoubleTree by Hilton Philadelphia Airport, pursuant to a new 10-year franchise agreement with Hilton Worldwide); approximately $2.2 million related to renovation activities at our property in Jacksonville, Florida in anticipation of a new franchise license commencing in September 2015; approximately $3.3 million related to guest room renovations at the Georgian Terrace and approximately $1.3 million related to renovations at our property in Houston, Texas.

We also contributed approximately $3.7 million during 2014 into reserves required by the lenders for seven of our hotels according to the provisions of their respective loan agreements.  During 2014, we received reimbursements from those reserves of approximately $2.6 million for capital expenditures related to those properties for periods ending on or before December 31, 2014.

Financing Activities. On March 26, 2014, we borrowed $19.0 million from Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC, (the “Bridge Loan”), and used the net proceeds to fund a portion of the acquisition of the Georgian Terrace.

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

On November 21, 2014, we closed on a 7% unsecured note offering for approximately $25.3 million.  The net proceeds of approximately $23.7 million were used to repay the $19.0 million Bridge Loan and for general corporate purposes.

On November 24, 2014, we repaid the $19.0 million Bridge Loan.

On December 19, 2014, we secured $3.0 million additional proceeds on our mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront property as part of an earn-out pursuant to the terms of the then existing loan agreement.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In addition, during 2016 we expect capital expenditures of $3.8 million related to our property in Savannah, Georgia.  We also anticipate capital expenditures during 2016 of approximately $0.9 million, at our property in Houston, Texas other than for the recurring replacement of furniture, fixtures and equipment. We anticipate capital expenditures during 2016 of approximately $1.2 million for the Georgian Terrace other than for the recurring replacement of furniture, fixtures and equipment related to a guestroom renovation.

Given our desire to proceed with the renovation activities at our properties in Savannah, Georgia, Houston, Texas and Atlanta, Georgia, we aim to restrict all other capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 4.00% of gross revenues in 2016.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hampton Marina, the Crowne Plaza Hollywood Beach Resort, The DoubleTree by Hilton Jacksonville Riverside, the DoubleTree by Hilton Raleigh Brownstone-University, the Sheraton Louisville Riverside, the Crowne Plaza Houston Downtown and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of approximately $17.3 million, of which approximately $5.8 million was in restricted reserve accounts for capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

We intend to continue to invest in hotel properties as suitable opportunities arise. The success of our acquisition strategy depends, in part, on our ability to access additional capital through other sources. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

We expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures and debt maturities, which include the repayment of the Notes (which are callable after September 30, 2016, with respect to the 8% Notes, and November 15, 2017, with respect to the 7% Notes) and the retirement of maturing mortgage debt, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, as well as the selective disposition of non-core assets.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

On March 21, 2016, we entered into an agreement to extend the maturity of the mortgage on the Crowne Plaza Houston Downtown until November 2017.

On December 31, 2015, we entered into an amendment to the existing mortgage loan on the DoubleTree by Hilton Laurel which generated additional net proceeds of approximately $2.6 million, which loan proceeds we received January 4, 2016.

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

On July 7, 2015, we entered into a loan agreement and other loan documents to secure an $18.0 million mortgage with Bank of the Ozarks collateralized by a first mortgage on the DoubleTree by Hilton Jacksonville Riverfront. We received $18.0 million on July 7, 2015 and the remainder of $0.5 million on October 20, 2015 with the additional earn-out provision of $1.5 million.  The mortgage term is four years maturing July 7, 2019 and may be extended for one additional period of one year, subject to certain criteria. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0%.  The mortgage amortizes on a 25-year schedule; and has a prepayment penalty if prepaid during the initial two years. The Company used the proceeds from the mortgage to repay the existing first mortgage on the DoubleTree by Hilton Jacksonville Riverfront and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at the DoubleTree by Hilton Jacksonville Riverfront and for general corporate purposes.

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

At December 31, 2015, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were or would have been applicable at December 31, 2015 and December 31, 2014, respectively.

	December 31,	December 31,
	2015	2014
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income (loss)(1)	$6,397,653	$(738,509)
Interest expense(1)	16,515,827	14,636,870
Loss on early debt extinguishment	772,907	831,079
Unrealized loss on hedging activities	108,819	-
Gain on change in control	(6,603,148)	-
Gain on involuntary conversion of asset	-	(169,151)
Gain on disposal of assets	(41,435)	-
Provision for taxes(1)	(1,336,033)	(1,727,723)
Equity in income of joint venture(1)	(475,514)	(307,370)
Impairment of investment in hotel properties, net(1)	500,000	3,175,000
Depreciation and amortization(1)	13,591,495	11,969,284
Corporate general and administrative expenses(1)	7,268,256	5,085,949
Consolidated income available for debt service(1)	36,698,827	32,755,429
Less: income of non-stabilized assets (1)	(16,284,975)	(8,961,209)
Stabilized Consolidated Income Available for Debt Service (1)	$20,413,852	$23,794,220
Interest expense(1)	$16,515,827	$14,636,870
Loss on early debt extinguishment	772,907	831,079
Amortization of issuance costs(1)	(1,300,032)	(1,428,674)
Consolidated interest expense(1)	15,988,702	14,039,275
Less: interest expense of non-stabilized assets(1)	(5,295,224)	(2,444,937)
Stabilized Consolidated Interest Expense(1)	$10,693,478	$11,594,338
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	1.91	2.05
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$271,977,944	$205,291,657
Unsecured notes	52,900,000	52,900,000
Total debt	$324,877,944	$258,191,657
Stabilized Consolidated Income Available for Debt Service(1)	$20,413,852	$23,794,220
Capitalization rate	7.5%	7.5%
	272,184,693	317,256,267
Non-stabilized assets	305,255,698	146,440,000
Total cash	17,287,754	23,256,363
Adjusted Total Asset Value	$594,728,145	$486,952,630
Ratio of Debt to Adjusted Total Asset Value	0.55	0.53
Threshold Ratio Maximum	0.65	0.65

(1)

As permitted by the indentures, the DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and Crowne Plaza Hollywood Beach Resort, for the period ended December 31, 2015, and the DoubleTree by Hilton Philadelphia Airport and the Georgian Terrace, for the period ended December 31, 2014, are considered non-stabilized assets for purposes of the financial covenants.

Mortgage Debt

As of December 31, 2015, we had approximately $272.0 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	December 31,	Prepayment		Maturity		Amortization
Property	2015	Penalties		Date		Provisions		Interest Rate
Crowne Plaza Hampton Marina	$3,512,586	None		6/30/2016		$83,000	(1)	5.00%	(2)
Crowne Plaza Hollywood Beach Resort	59,795,743	N/A	(3)	10/1/2025		30 years		4.913%
Crowne Plaza Houston Downtown	20,459,256	None		11/13/2017	(4)	25 years		4.50%
Crowne Plaza Tampa Westshore	13,016,045	None		6/18/2017		25 years		5.60%
DoubleTree by Hilton Jacksonville Riverfront	19,774,577	Yes	(5)	7/7/2019	(6)	25 years		LIBOR plus 3.50%
DoubleTree by Hilton Laurel	9,500,000	Yes	(7)	8/5/2021		25 years		5.25%	(8)
DoubleTree by Hilton Philadelphia Airport	32,376,795	None		4/1/2019		25 years		LIBOR plus 3.00%	(9)
DoubleTree by Hilton Raleigh Brownstone – University	15,029,121	N/A	(10)	8/1/2018		30 years		4.78%
Georgian Terrace	46,579,011	N/A	(11)	6/1/2025		30 years		4.42%
Hilton Savannah DeSoto	20,522,836	Yes	(12)	9/1/2017		25 years		6.06%
Hilton Wilmington Riverside	19,825,772	Yes	(12)	4/1/2017		25 years		6.21%
Sheraton Louisville Riverside	11,345,866	N/A	(10)	1/6/2017		25 years		6.24%
Total Mortgage Principal Balance	271,737,608
Unamortized premium on loan	240,336
Total Mortgage Loans	$271,977,944

(1)	The Operating Partnership is required to make monthly principal payments of $83,000.
(2)	The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.
(3)	With limited exception, the note may not be prepaid until June 2025.
(4)	The note was extended in March 2016 and provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(5)	The note is subject to a pre-payment penalty until July 2017. Pre-payment can be made without penalty thereafter.
(6)	The note provides that the mortgage can be extended until July 2020 if certain conditions have been satisfied.
(7)	The note is subject to a pre-payment penalty except for any pre-payments made either between April 2017 and August 2017, or from April 2021 through maturity of the note.
(8)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.
(9)	The note bears a minimum interest rate of 3.50%.
(10)	With limited exception, the note may not be prepaid until two months before maturity.
(11)	With limited exception, the note may not be prepaid until February 2025.
(12)	The note may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$334,635	$22,393	$122,769	$63,185	$126,288
Unsecured notes, including interest	65,859	3,979	35,006	26,874	-
Ground, building, office and equipment leases	1,539	337	444	217	541

Totals	$402,033	$26,709	$158,219	$90,276	$126,829

In connection with the acquisition of our six initial hotel properties, we entered into tax indemnity agreements that required us to indemnify the contributors of our initial properties against tax liabilities in the event we sold any of those properties in a taxable transaction during a 10-year period. The tax indemnity agreements expired on or about December 22, 2014. Our obligations under the contribution agreements may effectively preclude us from reducing our consolidated indebtedness below approximately $11.0 million.

Off Balance Sheet Arrangements. Through a joint venture with a Carlyle subsidiary, we owned a 25.0% indirect, noncontrolling interest in an entity (the “JV Owner”) that acquired the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida. We had the right to receive a pro rata share of operating surpluses and we had an obligation to fund our pro rata share of operating shortfalls. We also had the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The Crowne Plaza Hollywood Beach Resort was leased to another entity (the “Joint Venture Lessee”) in which we also owned a 25.0% indirect, noncontrolling interest.

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

Distributions to Common Stockholders and Holders of Units in the Operating Partnership. The Company has elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, the Company is required to make annual distributions to its stockholders of at least 90.0% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The Company’s ability to pay distributions to its stockholders will depend, in part, upon its receipt of distributions from the Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel manager. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital. To the extent not inconsistent with maintaining the Company’s REIT status, our TRS Lessees may retain any after-tax earnings.

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

The operations of our hotel properties have historically been seasonal. The months of April and May are traditionally strong, as is October. The periods from mid-November through mid-February are traditionally slow with the exception of hotels located in certain markets, namely Florida and Texas, which experience significant room demand during this period.

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

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse permanent changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs a recoverability analysis to determine if the estimated undiscounted future cash flows from operating activities and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the hotel property, an adjustment to reduce the carrying value to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which resulted in an impairment to fair market value by an approximate amount of $0.5 million, $3.2 million and $0.6 million, as of December 31, 2015, 2014 and 2013, respectively.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2015. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

FFO and Adjusted FFO. Industry analysts and investors use Funds from Operations (“FFO”), as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on its hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, change in control gains or losses and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of Adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2015, 2014, and 2013.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013

Net Income (Loss)	$6,397,653	$(738,509)	$(4,473,592)
Depreciation and Amortization	13,591,495	11,969,284	8,467,228
Impairment of Investment in Hotel Properties, net	500,000	3,175,000	611,000
Equity in Depreciation on Joint Venture	259,279	529,053	545,667
Gain on Disposal of Assets	(41,435)	—	—
Gain on Change in Control	(6,603,148)	—	—
Gain on Involuntary Conversion of Asset	-	(169,151)	—
Funds From Operations	$14,103,844	$14,765,677	$5,150,303
(Increase)/Decrease in Deferred Income Taxes	(1,780,571)	(1,961,663)	1,370,189
Acquisition Costs	634,376	155,187	89,743
Loss on Starwood Settlement	324,271	—	—
Over-assessed Real Estate Taxes Under Appeal	497,733	—	—
Loan Modification Fees	243,229	—	—
Franchise Termination Fee	—	351,800	—
Realized and Unrealized (Gain)/Loss on Hedging Activities (A)	108,819	—	(89,998)
Realized and Unrealized Loss on Warrant Derivative	—	—	2,205,248
Loss on Early Debt Extinguishment (A)	772,907	831,079	2,040,662
Adjusted FFO	$14,904,608	$14,142,080	$10,766,147

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.

Hotel EBITDA.  We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) equity in the income or loss of equity investees, (5) unrealized gains and losses on derivative instruments not included in other comprehensive income, (6) gains and losses on disposal of assets, (7) realized gains and losses on investments, (8) impairment of long-lived assets or investments, (9) loss on early debt extinguishment, (10) gains or losses on change in control, (11) corporate general and administrative expense, (12) depreciation and amortization, (13) gains and losses on involuntary conversions of assets and (14) other operating revenue not related to our wholly-owned portfolio.  We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control.  We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2015, 2014, and 2013.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013

Net Income (Loss)	$6,397,653	$(738,509)	$(4,473,592)
Interest Expense	16,515,827	14,636,870	9,606,479
Interest Income	(50,461)	(19,865)	(17,914)
Income Tax Provision (Benefit)	(1,336,033)	(1,727,723)	1,496,096
Depreciation and Amortization	13,591,495	11,969,284	8,467,228
Equity in (Earnings)/Loss of Joint Venture	(475,514)	(307,370)	(449,500)
Unrealized loss on hedging activities	108,819	—	—
Realized and Unrealized (Gain)/Loss on Warrant Derivative	—	—	2,205,248
Gain on Change in Control	(6,603,148)	—	—
Loss on Debt Extinguishment	772,907	831,079	2,040,662
Gain on Disposal of Assets	(41,435)	—	—
Gain on involuntary conversion of asset	—	(169,151)	—
Impairment of Investment in Hotel Properties, Net	500,000	3,175,000	611,000
Corporate General and Administrative Expenses	7,268,256	5,085,949	4,360,583
Net Lease Rental Income	—	(350,000)	(350,000)
Other Fee Income	(200,976)	(300,607)	(275,775)

Hotel EBITDA	$36,447,390	$32,084,957	$23,220,515

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

As of December 31, 2015, we had approximately $272.6 million of fixed-rate debt and approximately $52.3 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 5.58%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month and 3-month LIBOR.  However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the DoubleTree by Hilton Jacksonville Riverfront remains at approximately $52.2 million, the balance at December 31, 2015, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and 3-month LIBOR would be approximately $0.5 million.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 1992 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2015, its internal control over financial reporting is effective based on these criteria.

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

Management’s Remediation Initiatives and Changes in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on April 14, 2015, we concluded that, as of December 31, 2014, a material weakness in our internal control over financial reporting existed relating to insufficient financial accounting policies and procedures and resources, particularly as it relates to the evaluation and contemporaneous documentation of income tax and property impairment accounting conclusions and certain SEC disclosure requirements related to significant subsidiaries.

In the fourth quarter of 2015, we completed our remediation activities. As a result, as of December 31, 2015, we concluded that we have remediated the previously reported material weakness in our internal control over financial reporting.

During 2015 we implemented the following changes in our internal control over financial reporting to address the previously reported material weakness and to enhance our overall financial control environment:

•	Engaged outside independent consultant to assist in the evaluation and contemporaneous documentation of accounting for income taxes.
•	Engaged outside independent consultant to assist in the evaluation of our conclusions and accounting for property impairment.
•

Implemented enhanced documentation requirements, additional policies and procedures as well as additional levels of review to be followed within the accounting department and by outside independent consultants.

Except as noted above, there was no change in Sotherly Hotels Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotels Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting.

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2015, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Management’s Remediation Initiatives and Changes in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on April 14, 2015, we concluded that, as of December 31, 2014, a material weakness in our internal control over financial reporting existed relating to insufficient financial accounting policies and procedures and resources, particularly as it relates to the evaluation and contemporaneous documentation of income tax and property impairment accounting conclusions and certain SEC disclosure requirements related to significant subsidiaries.

In the fourth quarter of 2015, we completed our remediation activities. As a result, as of December 31, 2015, we concluded that we have remediated the previously reported material weakness in our internal control over financial reporting.

During 2015 we implemented the following changes in our internal control over financial reporting to address the previously reported material weakness and to enhance our overall financial control environment:

•	Engaged outside independent consultant to assist in the evaluation and contemporaneous documentation of accounting for income taxes.
•	Engaged outside independent consultant to assist in the evaluation of our conclusions and accounting for property impairment.
•

Implemented enhanced documentation requirements, additional policies and procedures as well as additional levels of review to be followed within the accounting department and by outside independent consultants.

Except as noted above, there was no change in Sotherly Hotels LP’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotels LP’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels LP’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2016 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on the Company’s directors is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s 2016 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2016 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2016 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2015 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2013 Plan (1)	N/A	N/A	677,150
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	677,150

(1)	On February 14, 2014, we granted 10,000 shares of stock to Andrew M. Sims, 6,000 shares of stock to Anthony E. Domalski and 8,000 shares of stock to David R. Folsom.

On February 14, 2014, we granted 12,000 shares (3,000 each) of restricted stock to certain of our independent directors that vested on December 31, 2014. Also on February 14, 2014, we granted 750 shares of restricted stock to former director J. Paul Carey that vested on April 21, 2014.

On January 29, 2015, we granted 10,000 shares of stock to Andrew M. Sims, 6,000 shares of stock to Anthony E. Domalski and 8,000 shares of stock to David R. Folsom, and 2,350 shares of stock to other employees of the Company.

On January 29, 2015, we granted 9,000 shares (3,000 each) of restricted stock to certain of our independent directors that vested on December 31, 2015. Also on January 29, 2015, we granted 750 shares of restricted stock to director James P. O’Hanlon that vested on April 27, 2015.

On February 2, 2016, we granted 8,000 shares of stock to Andrew M. Sims, 6,000 shares of stock to Anthony E. Domalski, 7,000 shares of stock to David R. Folsom, and 1,000 shares of stock to other employees of the Company. These shares are included in the number of securities remaining available for future issuance at December 31, 2015.

On February 2, 2016, we granted 12,000 shares (3,000 each) of restricted stock to certain of our independent directors that will vest on December 31, 2016. Also on February 2, 2016, we granted an additional 2,250 shares of unrestricted stock to director Herschel J. Walker in consideration for his service during 2015. These shares are included in the number of securities remaining available for future issuance at December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II –Ratification of Appointment of Accountants” in the Company’s 2016 Proxy Statement.

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

The following exhibits are filed as part of this Form 10-K:

Exhibits

3.1

Articles of Amendment and Restatement of Sotherly Hotels Inc. (incorporated by reference to the document previously filed as Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004 (File No. 333-118873)).

3.3

Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.3 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

3.4

Articles Supplementary of Sotherly Hotels Inc. (incorporated by reference to the document previously filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

3.5

Amended and Restated Bylaws of Sotherly Hotels Inc. (incorporated by reference to the document previously filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

3.6

Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

3.7

Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013 (incorporated by reference to the document previously filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013).

Exhibits

3.8

Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013 (incorporated by reference to the document previously filed as Exhibit 3.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013).

3.9

Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.3 to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013 (File No. 333-189821)).

4.0

Form of Common Stock Certificate (incorporated by reference to the document previously filed as Exhibit 4.0 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

4.2

Warrant, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (incorporated by reference to the document previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

4.3

Amendment, dated December 21, 2011, to Warrant, dated as of April 18, 2011, by and among the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (incorporated by reference to the document previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011).

4.4

Amendment No. 2, dated July 10, 2012, to Warrant, dated as of April 18, 2011, by and among the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (incorporated by reference to the document previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2012).

4.5

Amendment No. 3 to Warrant, dated October 23, 2013, by and among Sotherly Hotels Inc., Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (incorporated by reference to the document previously filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2013).

4.6

Senior Unsecured Note issued by Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 7, 2013).

4.7

Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee (incorporated by reference to the document previously filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 7, 2013).

4.8

Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014 (incorporated by reference to the document previously filed as Exhibit 4.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014).

4.9

First Supplemental Indenture, by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014 (incorporated by reference to the document previously filed as Exhibit 4.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014).

4.10

7.00% Senior Unsecured Note due 2019, issued by Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 4.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on April 14, 2015).

10.1

Sotherly Hotels Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the document previously filed as Exhibit 10.1 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)). *

10.1A

Form of Restricted Stock Award Agreement between Sotherly Hotels Inc. and Participant (incorporated by reference to the document previously filed as Exhibit 10.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 25, 2009). *

10.2A

Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims (incorporated by reference to the document previously filed as Exhibit 10.2A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010). *

Exhibits
10.2B

First Amendment, dated as of January 1, 2011, to Executive Employment Agreement between Sotherly Hotels Inc. and

Andrew M. Sims (incorporated by reference to the document previously filed as Exhibit 10.3A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011). *

10.2C

Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims, dated January 12, 2015 (incorporated by reference to the document previously filed as Exhibit 10.2A to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2015). *

10.2D

Executive Employment Agreement between Sotherly Hotels Inc. and Anthony E. Domalski (incorporated by reference to the document previously filed as Exhibit 10.2A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013). *

10.3

Executive Employment Agreement between Sotherly Hotels Inc. and William J. Zaiser (incorporated by reference to the document previously filed as Exhibit 10.3A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010). *

10.3A

Consulting Agreement between Sotherly Hotels Inc. and WJZ Consulting LLC (incorporated by reference to the document previously filed as Exhibit 10.3A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013). *

10.4

Strategic Alliance Agreement between Sotherly Hotels Inc., Sotherly Hotels LP and MHI Hotels Services, LLC (incorporated by reference to the document previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011).

10.5

Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC (incorporated by reference to the document previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011).

10.5A

Amendment Number 2, dated January 14, 2008 to the Master Management Agreement, dated December 21, 2004, as amended, by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC (incorporated by reference to the document previously filed as Exhibit 10.5A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008).

10.6

Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004 (File No. 333-118873)).

10.7

Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.7 to the Company’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004 (File No. 333-118873)).

10.8

Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

10.9

Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.9 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

10.10

Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC (incorporated by reference to the document previously filed as Exhibit 10.10 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

10.11

Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC (incorporated by reference to the document previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011).

Exhibits
10.12

Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc. (incorporated by reference to the document previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011).

10.13

Lease Agreement by and between Philadelphia Hotel Associates, LP and MHI Hospitality TRS, LLC (with a schedule of eight additional agreements that are substantially identical in all material respects to the Lease agreement, except as identified in such schedule, and are not being filed herewith per Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to the document previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011).

10.14

Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.14 to the Company’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004 (File No. 333-118873)).

10.15

Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc. (incorporated by reference to the document previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011).

10.18

Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, Sotherly Hotels LP, and MHI Hotels, LLC (incorporated by reference to the document previously filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005).

10.19

Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC (incorporated by reference to the document previously filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005).

10.19A

Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC (incorporated by reference to the document previously filed as Exhibit 10.19A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.19B

Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006 (incorporated by reference to the document previously filed as Exhibit 10.19B to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.19C

Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC (incorporated by reference to the document previously filed as Exhibit 10.19C to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007).

10.20

Employment Agreement, dated as of January 1, 2011, between Sotherly Hotels Inc. and David R. Folsom (incorporated by reference to the document previously filed as Exhibit 10.2A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011). *

10.20A

Executive Employment Agreement, dated as of January 1, 2016, between Sotherly Hotels Inc. and David R. Folsom (incorporated by reference to the document previously filed as Exhibit 10.20A to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016). *

10.22A

First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006 (incorporated by reference to the document previously filed as Exhibit 10.22A to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006).

10.22B

Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006 (incorporated by reference to the document previously filed as Exhibit 10.22B to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006).

Exhibits

10.23

Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and Sotherly Hotels Inc. (incorporated by reference to the document previously filed as Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006).

10.24

Strategic Alliance Agreement dated September 8, 2006 by and among Sotherly Hotels LP, Sotherly Hotels Inc. and Coakley & Williams Hotel Management Company (incorporated by reference to the document previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 22, 2007).

10.25

Promissory Note dated March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company (incorporated by reference to the document previously filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007).

10.26A

Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007 (incorporated by reference to the document previously filed as Exhibit 10.26A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007).

10.26B

Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007 (incorporated by reference to the document previously filed as Exhibit 10.26B to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007).

10.26C

Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007 (incorporated by reference to the document previously filed as Exhibit 10.26C to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007).

10.27

Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC (incorporated by reference to the document previously filed as Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007).

10.28

Purchase Agreement between Sotherly Hotels Inc. and VanTampa Plaza Hotel, Inc. dated July 16, 2007 (incorporated by reference to the document previously filed as Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).

10.29

Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L.C., to the order of MONY Life Insurance Company (incorporated by reference to the document previously filed as Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007).

10.30

Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008 (incorporated by reference to the document previously filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.31

Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998 (incorporated by reference to the document previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.32

$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A (incorporated by reference to the document previously filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.33

Indenture of Trust between Hampton Redevelopment and Housing Authority and Crestar Bank dated December 1, 1998 (incorporated by reference to the document previously filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.34

Promissory Note by MHI Hotel Investments Holdings, LLC, dated February 9, 2009 (incorporated by reference to the document previously filed as Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009).

Exhibits
10.35

Guaranty by Sotherly Hotels Inc., dated February 9, 2009 (incorporated by reference to the document previously filed as Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on

February 13, 2009).

10.36

Securities Purchase Agreement, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (incorporated by reference to the document previously filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

10.37

Registration Rights Agreement, dated April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (incorporated by reference to the document previously filed as Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

10.38

Note Agreement, dated as of April 18, 2011, by and between the Company and Essex High Income Joint Investment Vehicle, LLC (incorporated by reference to the document previously filed as Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

10.39

Amendment No. 1, dated December 21, 2011, to Note Agreement, dated April 18, 2011, by and among the Company and Essex Equity High Income Joint Investment Vehicle, LLC (incorporated by reference to the document previously filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011).

10.40

Amendment No. 2, dated June 15, 2012, to Note Agreement, dated April 18, 2011, by and between the Company and Essex Equity High Income Joint Investment Vehicle, LLC (incorporated by reference to the document previously filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012).

10.41

Agreement, Waiver and Consent by Preferred Stockholders, dated June 15, 2012, by and among the Company, Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP (incorporated by reference to the document previously filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012).

10.42

Sotherly Hotels Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 20, 2013). *

10.43

Warrant Redemption Agreement, dated October 23, 2013, by and among Sotherly Hotels Inc., Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP (incorporated by reference to the document previously filed as Exhibit 10.43 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2013).

10.44

General Partnership Interest Sale and Purchase Agreement between Boston Resources Limited and Sotherly-Houston GP LLC, dated as of November 13, 2013 (incorporated by reference to the document previously filed as Exhibit 10.44 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2013).

10.45

Exchange Agreement between MHI Hotels, L.L.C. and Sotherly Hotels LP, dated as of November 13, 2013 (incorporated by reference to the document previously filed as Exhibit 10.45 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2013).

10.46

Warrant Redemption Agreement, dated December 23, 2013, by and among Sotherly Hotels Inc., Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP (incorporated by reference to the document previously filed as Exhibit 10.46 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2013).

10.47

Purchase Agreement between Sotherly Hotels Inc. and CSC Georgian Terrace Limited Partnership dated January 13, 2014 (incorporated by reference to the document previously filed as Exhibit 10.47 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014).

10.48

Note Agreement by and between Sotherly Hotels LP, Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC dated March 26, 2014 (incorporated by reference to the document previously filed as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014).

10.49

Guaranty by Sotherly Hotels Inc. dated March 26, 2014 (incorporated by reference to the document previously filed as Exhibit 10.49 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014).

Exhibits
10.50

Pledge Agreement by Sotherly Hotels LP and MHI GP LLC, acknowledged by Philadelphia Hotel Associates LP, dated March 26, 2014 (incorporated by reference to the document previously filed as Exhibit 10.50 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on

May 14, 2014).

10.51

Sales Agency Agreement, dated July 9, 2014, among Sotherly Hotels Inc., Sotherly Hotels LP and Sandler O’Neill & Partners, L.P. (incorporated by reference to the document previously filed as Exhibit 10.51 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2014).

10.52

Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC and MHI Hotels Services LLC (incorporated by reference to the document previously filed as Exhibit 10.52 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.53

Purchase and Sale Agreement by and between MHI Hospitality TRS II, LLC, MHI Hotel Investments Holdings LLC and CRP/MHI Holdings, L.L.C. dated as of June 19, 2015 (incorporated by reference to the document previously filed as Exhibit 10.53 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015).

16.2

Letter from PBMares, LLP, dated April 14, 2014 (incorporated by reference to the document previously filed as Exhibit 16.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2014).

21.1	List of Subsidiaries of Sotherly Hotels Inc.

21.2	List of Subsidiaries of Sotherly Hotels LP.

23.1	Consent of PBMares, LLP.

23.2	Consent of Grant Thornton LLP.

23.3	Consent of PBMares, LLP.

23.4	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2016

SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	March 24, 2016

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director	March 24, 2016

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 24, 2016

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director	March 24, 2016

/s/ DAVID J. BEATTY David J. Beatty	Director	March 24, 2016

/s/ KIM E. SIMS Kim E. Sims	Director	March 24, 2016

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 24, 2016

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 24, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2016

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors of the General Partner	March 24, 2016

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director of the General Partner	March 24, 2016

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer of the General Partner	March 24, 2016

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director of the General Partner	March 24, 2016

/s/ DAVID J. BEATTY David J. Beatty	Director of the General Partner	March 24, 2016

/s/ KIM E. SIMS Kim E. Sims	Director of the General Partner	March 24, 2016

/s/ EDWARD S. STEIN Edward S. Stein	Director of the General Partner	March 24, 2016

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director of the General Partner	March 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sotherly Hotels Inc.:

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

McLean, Virginia

March 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sotherly Hotels Inc. (formerly MHI Hospitality Corporation)

Williamsburg, Virginia 23185

We have audited the accompanying consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2013 of Sotherly Hotels Inc. (formerly MHI Hospitality Corporation) and subsidiaries (the “Company”). Sotherly Hotels Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Sotherly Hotels Inc. (formerly MHI Hospitality Corporation) and subsidiaries’ operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ PBMares, LLP

Norfolk, Virginia

March 25, 2014, except for Note 2, as to which the date is April 14, 2015

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014

ASSETS
Investment in hotel properties, net	$354,963,242	$260,192,153
Investment in joint venture	—	1,982,107
Cash and cash equivalents	11,493,914	16,634,499
Restricted cash	5,793,840	6,621,864
Accounts receivable, net	4,071,175	1,908,762
Accounts receivable-affiliate	226,552	197,674
Loan proceeds receivable	2,600,711	—
Prepaid expenses, inventory and other assets	4,432,431	3,334,401
Deferred income taxes	5,390,374	3,543,295
Deferred financing costs, net	4,086,114	5,405,288
TOTAL ASSETS	$393,058,353	$299,820,043
LIABILITIES
Mortgage loans	$271,977,944	$205,291,657
Unsecured notes	52,900,000	52,900,000
Accounts payable and accrued expenses	12,334,878	12,044,886
Advance deposits	1,651,840	1,220,729
Dividends and distributions payable	1,335,323	852,914
TOTAL LIABILITIES	$340,199,985	$272,310,186
Commitments and contingencies	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 14,490,714 shares and 10,570,932 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	144,907	105,709
Additional paid in capital	82,749,058	58,659,799
Distributions in excess of retained earnings	(33,890,834)	(35,388,313)
Total Sotherly Hotels Inc. stockholders’ equity	49,003,131	23,377,195
Noncontrolling interest	3,855,237	4,132,662
TOTAL EQUITY	52,858,368	27,509,857
TOTAL LIABILITIES AND OWNERS' EQUITY	$393,058,353	$299,820,043

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013

REVENUE
Rooms department	$96,837,386	$84,618,889	$62,837,422
Food and beverage department	33,273,599	31,444,984	22,054,209
Other operating departments	8,422,491	6,876,046	4,482,896
Total revenue	138,533,476	122,939,919	89,374,527
EXPENSES
Hotel operating expenses
Rooms department	25,782,992	22,913,479	17,212,549
Food and beverage department	23,005,629	21,026,202	14,048,924
Other operating departments	1,786,197	1,192,183	508,868
Indirect	51,310,292	45,072,491	33,757,896
Total hotel operating expenses	101,885,110	90,204,355	65,528,237
Depreciation and amortization	13,591,495	11,969,284	8,467,228
Impairment of investment in hotel properties, net	500,000	3,175,000	611,000
Gain on disposal of assets	(41,435)	—	—
Corporate general and administrative	7,268,256	5,085,949	4,360,583
Total operating expenses	123,203,426	110,434,588	78,967,048
NET OPERATING INCOME	15,330,050	12,505,331	10,407,479
Other income (expense)
Interest expense	(16,515,827)	(14,636,870)	(9,606,479)
Interest income	50,461	19,865	17,914
Equity income in joint venture	475,514	307,370	449,500
Loss on early debt extinguishment	(772,907)	(831,079)	(2,040,662)
Unrealized loss on hedging activities	(108,819)	—	—
Realized and unrealized loss on warrant derivative	—	—	(2,205,248)
Gain on change in control	6,603,148	—	—
Gain (loss) on involuntary conversion of asset	-	169,151	—
Net income (loss) before income taxes	5,061,620	(2,466,232)	(2,977,496)
Income tax (provision) benefit	1,336,033	1,727,723	(1,496,096)
Net income (loss)	6,397,653	(738,509)	(4,473,592)
Less: Net (income) loss attributable to the noncontrolling interest	(1,040,987)	153,838	989,623
Net income (loss) attributable to the Company	$5,356,666	$(584,671)	$(3,483,969)
Net income (loss) per share attributable to the Company
Basic and diluted	$0.43	$(0.06)	$(0.34)

Weighted average number of shares outstanding
Basic and diluted	12,541,117	10,377,125	10,156,955

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Additional	Distributions
	Common Stock		Paid-	in Excess of	Noncontrolling
	Shares	Par Value	In Capital	Retained Earnings	Interest	Total
Balances at December 31, 2012	9,999,786	$99,998	$57,020,979	$(27,389,338)	$7,322,314	$37,053,953
Net loss	—	—	—	(3,483,969)	(989,623)	(4,473,592)
Conversion of units in Operating Partnership to shares of common stock	131,641	1,316	337,449	—	(338,765)	—
Redemption of units in Operating Partnership	—	—	—	—	(32,900)	(32,900)
Issuance of units for Houston purchase	—	—	—	—	153,636	153,636
Issuance of restricted and unrestricted common stock awards	75,500	755	175,685	—	—	176,440
Dividends and distributions declared	—	—	—	(1,577,466)	(445,276)	(2,022,742)
Balances at December 31, 2013	10,206,927	$102,069	$57,534,113	$(32,450,773)	$5,669,386	$30,854,795
Net loss	—	—	—	(584,671)	(153,838)	(738,509)
Conversion of units in Operating Partnership to shares of common stock	310,000	3,100	755,750	—	(758,850)	—
Redemption of units in Operating Partnership	—	—	—	—	(25,621)	(25,621)
Issuance of unrestricted common stock awards	24,750	248	147,112	—	—	147,360
Issuance of restricted common stock awards	12,000	120	78,165	—	—	78,285
Issuance of common stock through ATM offering, net	17,255	172	124,739	—	—	124,911
Amortization of restricted stock award	—	—	19,920	—	—	19,920
Dividends and distributions declared	—	—		(2,352,869)	(598,415)	(2,951,284)
Balances at December 31, 2014	10,570,932	$105,709	$58,659,799	$(35,388,313)	$4,132,662	$27,509,857
Net income	—	—	—	5,356,666	1,040,987	6,397,653
Issuance of unrestricted common stock awards	26,350	264	193,936	—	—	194,200
Issuance of restricted common stock awards	9,750	98	71,760	—	—	71,858
Issuance of common stock through ATM offering, net	98,682	986	681,222	—	—	682,208
Issuance of common stock from equity offering	3,435,000	34,350	22,534,259	—	—	22,568,609
Conversion of Operating Partnership units into shares of common stock	350,000	3,500	588,162	—	(591,662)	—
Amortization of restricted stock award	—	—	19,920	—	—	19,920
Dividends and distributions declared	—	—	—	(3,859,187)	(726,750)	(4,585,937)
Balances at December 31, 2015	14,490,714	$144,907	$82,749,058	$(33,890,834)	$3,855,237	$52,858,368

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$6,397,653	$(738,509)	$(4,473,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,591,495	11,969,284	8,467,228
Gain on change in control	(6,603,148)	—	—
Equity income in joint venture	(475,514)	(307,370)	(449,500)
Impairment of investment in hotel properties, net	500,000	3,175,000	611,000
Realized and unrealized loss on warrant derivative	—	—	2,205,248
Amortization of deferred financing costs	1,300,032	1,428,674	1,518,556
Amortization of mortgage premium	(18,820)	—	—
Unrealized loss on derivative instrument	108,819	—	—
Gain on disposal of assets	(41,435)	—	—
Loss on early debt extinguishment	772,907	—	—
Paid-in-kind interest	—	—	186,293
Charges related to equity-based compensation	285,978	245,565	323,800
Changes in assets and liabilities:
Restricted cash	584,926	(92,439)	(173,990)
Accounts receivable	(2,021,825)	369,685	58,368
Prepaid expenses, inventory and other assets	(623,980)	(1,677,032)	116,976
Deferred income taxes	(1,780,571)	(1,961,663)	1,370,189
Accounts payable and other accrued liabilities	(1,001,376)	2,338,688	(3,396)
Advance deposits	431,111	89,099	(33,233)
Accounts receivable - affiliate	(28,878)	12,273	(129,196)
Net cash provided by operating activities	11,377,374	14,851,255	9,594,751
Cash flows from investing activities:
Acquisition of hotel properties	(25,525,754)	(61,106,085)	(30,725,959)
Improvements and additions to hotel properties	(20,136,427)	(9,801,018)	(4,906,000)
Distributions from joint venture	600,000	750,000	6,646,627
Funding of restricted cash reserves	(4,973,602)	(3,692,045)	(2,195,658)
Proceeds from restricted cash reserves	6,376,459	2,583,419	1,653,401
Proceeds from the sale of assets	2,402,113	—	—
Proceeds from involuntary conversion of assets	124,609	169,151	—
Net cash used in investing activities	(41,132,602)	(71,096,578)	(29,527,589)
Cash flows from financing activities:
Proceeds of unsecured notes	—	25,300,000	27,600,000
Proceeds of mortgage debt	127,000,000	48,600,000	29,367,287
Proceeds of loans	—	19,000,000	—
Proceeds from the sale of common stock, net	23,250,818	124,911	—
Payments on mortgage debt and loans	(120,154,764)	(24,171,892)	(8,703,390)
Payment of deferred financing costs	(1,377,882)	(2,637,637)	(2,684,581)
Dividends and distributions paid	(4,103,529)	(2,686,567)	(1,823,723)
Redemption of redeemable preferred stock	—	—	(14,413,943)
Redemption of units in Operating Partnership	—	(25,621)	(32,900)
Redemption of warrants	—	—	(7,175,000)
Net cash provided by financing activities	24,614,643	63,503,194	22,133,750
Net (decrease) increase in cash and cash equivalents	(5,140,585)	7,257,871	2,200,912
Cash and cash equivalents at the beginning of the period	16,634,499	9,376,628	7,175,716
Cash and cash equivalents at the end of the period	$11,493,914	$16,634,499	$9,376,628
Supplemental disclosures:
Cash paid during the period for interest	$15,415,695	$13,766,824	$10,423,150
Cash paid during the period for income taxes	$570,762	$263,621	$143,848
Non-cash investing and financing activities:
Issuance of units in Operating Partnership for acquisition of hotel property	$—	$—	$153,636
Mortgage debt proceeds receivable and related loan costs	$2,704,415	$—	$—
Assumption of mortgage loan on Crowne Plaza Hollywood Beach Resort acquisition	$57,000,000	$—	$—
Assumption of loan premium on the Crowne Plaza Hollywood Beach Resort assumed loan	$246,815	$—	$—
Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$624,117	$375,487	$248,630
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$601,895	$1,108,182	$195,725

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of

Sotherly Hotels LP:

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

McLean, Virginia

March 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of

Sotherly Hotels LP (formerly MHI Hospitality, L.P.)

Williamsburg, Virginia 23185

We have audited the accompanying consolidated statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2013 of Sotherly Hotels LP (formerly MHI Hospitality, L.P.) and subsidiaries (the “Partnership”). Sotherly Hotels LP’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Sotherly Hotels LP (formerly MHI Hospitality, L.P.) and subsidiaries’ operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ PBMares, LLP

Norfolk, Virginia

March 25, 2014, except for Note 2, as to which the date is April 14, 2015

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014

ASSETS
Investment in hotel properties, net	$354,963,242	$260,192,153
Investment in joint venture	—	1,982,107
Cash and cash equivalents	11,493,914	16,634,499
Restricted cash	5,793,840	6,621,864
Accounts receivable, net	4,071,175	1,908,762
Accounts receivable-affiliate	226,552	197,674
Loan proceeds receivable	2,600,711	—
Prepaid expenses, inventory and other assets	4,432,431	3,334,401
Deferred income taxes	5,390,374	3,543,295
Deferred financing costs, net	4,086,114	5,405,288
TOTAL ASSETS	$393,058,353	$299,820,043
LIABILITIES
Mortgage loans	$271,977,944	$205,291,657
Unsecured notes	52,900,000	52,900,000
Accounts payable and other accrued liabilities	12,334,878	12,044,886
Advance deposits	1,651,840	1,220,729
Dividends and distributions payable	1,335,323	852,914
TOTAL LIABILITIES	$340,199,985	$272,310,186

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
General Partner: 166,915 and 131,218 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	774,295	520,791
Limited Partners: 16,524,626 and 12,990,541 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	52,084,073	26,989,066
TOTAL PARTNERS’ CAPITAL	52,858,368	27,509,857
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$393,058,353	$299,820,043

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013

REVENUE
Rooms department	$96,837,386	$84,618,889	$62,837,422
Food and beverage department	33,273,599	31,444,984	22,054,209
Other operating departments	8,422,491	6,876,046	4,482,896
Total revenue	138,533,476	122,939,919	89,374,527
EXPENSES
Hotel operating expenses
Rooms department	25,782,992	22,913,479	17,212,549
Food and beverage department	23,005,629	21,026,202	14,048,924
Other operating departments	1,786,197	1,192,183	508,868
Indirect	51,310,292	45,072,491	33,757,896
Total hotel operating expenses	101,885,110	90,204,355	65,528,237
Depreciation and amortization	13,591,495	11,969,284	8,467,228
Impairment of investment in hotel properties, net	500,000	3,175,000	611,000
Gain on disposal of assets	(41,435)	—	—
Corporate general and administrative	7,268,256	5,085,949	4,360,583
Total operating expenses	123,203,426	110,434,588	78,967,048
NET OPERATING INCOME	15,330,050	12,505,331	10,407,479
Other income (expense)
Interest expense	(16,515,827)	(14,636,870)	(9,606,479)
Interest income	50,461	19,865	17,914
Equity income in joint venture	475,514	307,370	449,500
Loss on early debt extinguishment	(772,907)	(831,079)	(2,040,662)
Unrealized loss on hedging activities	(108,819)	—	—
Realized and unrealized loss on warrant derivative	—	—	(2,205,248)
Gain on change in control	6,603,148	—	—
Gain on involuntary conversion of asset	—	169,151	—
Net income (loss) before income taxes	5,061,620	(2,466,232)	(2,977,496)
Income tax benefit (provision)	1,336,033	1,727,723	(1,496,096)
Net income (loss)	$6,397,653	$(738,509)	$(4,473,592)
Net income (loss) per unit
Basic and diluted	$0.43	$(0.06)	$(0.34)

Weighted average number of units outstanding
Basic and diluted	14,924,410	13,107,413	13,042,020

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	General Partner		Limited Partner
	Units	Amount	Units	Amounts	Total
Balances at December 31, 2012	129,727	$615,130	12,842,898	$36,438,823	$37,053,953
Issuance of partnership units	1,084	4,625	107,345	325,451	330,076
Distributions declared		(20,227)		(2,002,515)	(2,022,742)
Redemption of limited partnership units	(100)	(476)	(9,900)	(32,424)	(32,900)
Net loss		(44,736)		(4,428,856)	(4,473,592)
Balances at December 31, 2013	130,711	$554,316	12,940,343	$30,300,479	$30,854,795
Issuance of partnership units	540	3,534	53,465	347,022	350,556
Amortization of restricted units award		199		19,721	19,920
Distributions declared		(29,644)		(2,921,640)	(2,951,284)
Redemption of limited partnership units	(33)	(228)	(3,267)	(25,393)	(25,621)
Net loss		(7,386)		(731,123)	(738,509)
Balances at December 31, 2014	131,218	$520,791	12,990,541	$26,989,066	$27,509,857
Issuance of partnership units	35,697	235,237	3,534,085	23,281,638	23,516,875
Amortization of restricted units award	—	149	—	19,771	19,920
Distributions declared	—	(45,859)	—	(4,540,078)	(4,585,937)
Net income	—	63,977	—	6,333,676	6,397,653
Balances at December 31, 2015	166,915	$774,295	16,524,626	$52,084,073	$52,858,368

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$6,397,653	$(738,509)	$(4,473,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,591,495	11,969,284	8,467,228
Gain on change in control	(6,603,148)	—	—
Equity income in joint venture	(475,514)	(307,370)	(449,500)
Impairment of investment in hotel properties, net	500,000	3,175,000	611,000
Realized and unrealized loss on warrant derivative	—	—	2,205,248
Amortization of deferred financing costs	1,300,032	1,428,674	1,518,556
Amortization of mortgage premium	(18,820)	—	—
Unrealized loss on derivative instrument	108,819	—	—
Gain on disposal of assets	(41,435)	—	—
Loss on early debt extinguishment	772,907	—	—
Paid-in-kind interest	—	—	186,293
Charges related to equity-based compensation	285,978	245,565	323,800
Changes in assets and liabilities:
Restricted cash	584,926	(92,439)	(173,990)
Accounts receivable	(2,021,825)	369,685	58,368
Prepaid expenses, inventory and other assets	(623,980)	(1,677,032)	116,976
Deferred income taxes	(1,780,571)	(1,961,663)	1,370,189
Accounts payable and other accrued liabilities	(1,001,376)	2,338,688	(3,396)
Advance deposits	431,111	89,099	(33,233)
Accounts receivable - affiliate	(28,878)	12,273	(129,196)
Net cash provided by operating activities	11,377,374	14,851,255	9,594,751
Cash flows from investing activities:
Acquisition of hotel properties	(25,525,754)	(61,106,085)	(30,725,959)
Improvements and additions to hotel properties	(20,136,427)	(9,801,018)	(4,906,000)
Distributions from joint venture	600,000	750,000	6,646,627
Funding of restricted cash reserves	(4,973,602)	(3,692,045)	(2,195,658)
Proceeds from restricted cash reserves	6,376,459	2,583,419	1,653,401
Proceeds from the sale of assets	2,402,113	—	—
Proceeds from involuntary conversion of assets	124,609	169,151	—
Net cash used in investing activities	(41,132,602)	(71,096,578)	(29,527,589)
Cash flows from financing activities:
Proceeds of unsecured notes	-	25,300,000	27,600,000
Proceeds of mortgage debt	127,000,000	48,600,000	29,367,287
Proceeds of loans	-	19,000,000	—
Proceeds from the issuance of units	23,250,818	124,911	—
Payments on mortgage debt and loans	(120,154,764)	(24,171,892)	(8,703,390)
Payment of deferred financing costs	(1,377,882)	(2,637,637)	(2,684,581)
Distributions paid	(4,103,529)	(2,686,567)	(1,823,723)
Redemption of Series A Preferred Interest	—	—	(14,413,943)
Redemption of units in Operating Partnership	—	(25,621)	(32,900)
Redemption of warrants	—	—	(7,175,000)
Net cash provided by financing activities	24,614,643	63,503,194	22,133,750
Net (decrease) increase in cash and cash equivalents	(5,140,585)	7,257,871	2,200,912
Cash and cash equivalents at the beginning of the period	16,634,499	9,376,628	7,175,716
Cash and cash equivalents at the end of the period	$11,493,914	$16,634,499	$9,376,628
Supplemental disclosures:
Cash paid during the period for interest	$15,415,695	$13,766,824	$10,423,150
Cash paid during the period for income taxes	$570,762	$263,621	$143,848
Non-cash investing and financing activities:
Issuance of units in Operating Partnership for acquisition of hotel property	$—	$—	$153,636
Mortgage debt proceeds receivable and related loan costs	$2,704,415	$—	$—
Assumption of mortgage loan on Crowne Plaza Hollywood Beach Resort acquisition	$57,000,000	$—	$—
Assumption of loan premium on the Crowne Plaza Hollywood Beach Resort assumed loan	$246,815	$—	$—
Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$624,117	$375,487	$248,630
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$601,895	$1,108,182	$195,725

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation, (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States. Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in twelve hotel properties, comprising 3,011 rooms.  All of the Company’s hotels, except for the Georgian Terrace, operate under the Hilton, Crowne Plaza, DoubleTree, and Sheraton brands.

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP, formerly MHI Hospitality, L.P. (the “Operating Partnership”).

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership. The Company, as general partner, conducts all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership. Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Operating Partnership’s behalf.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2015, was approximately 86.8% owned by the Company, and its subsidiaries, lease its hotels to a subsidiary of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we,” “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and two prior fiscal years include the following:

On March 22, 2013, we entered into a First Amendment to the Loan Agreement and other amendments to secure additional proceeds on the original $8.0 million mortgage on the DoubleTree by Hilton Raleigh Brownstone-University hotel property with our existing lender, Premier Bank, Inc. Pursuant to the amended loan documents, the mortgage loan’s principal amount was increased to $10.0 million, the prepayment penalty was removed and the interest rate was fixed at 5.25%; if the mortgage loan is extended, it will adjust to a rate of 3.00% plus the current 5-year U.S. Treasury bill rate of interest, with an interest rate floor of 5.25%. The remaining original terms of the agreement remained the same.

On March 26, 2013, we used the net proceeds of the mortgage on the DoubleTree by Hilton Raleigh Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of accrued and unpaid cash and stock dividends.

On June 28, 2013, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2014. Under the terms of the extension, we made a principal payment of approximately $1.1 million to reduce the principal balance on the loan to approximately $6.0 million and continue to be required to make monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage remained unchanged at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum. Pursuant to certain terms and conditions, we extended the maturity date of the loan to June 30, 2015.

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

On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes (the “8% Notes”) in the aggregate amount of $27.6 million. The indenture requires quarterly payments of interest and matures on September 30, 2018. The proceeds were used to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million.

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

Concurrently with the redemption of the 900,000 Issuable Warrant Shares, the Operating Partnership redeemed a portion of a warrant to purchase 1,900,000 units of the Operating Partnership (the “OP Warrant”) corresponding to an aggregate of 900,000 Issuable Warrant Units, as defined in the OP Warrant, for an aggregate cash redemption price of $3.2 million.

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

Concurrently with the redemption of the 1,000,000 Issuable Warrant Shares, the Operating Partnership redeemed a portion of the OP Warrant corresponding to an aggregate of 1,000,000 Issuable Warrant Units from the Company for an aggregate cash redemption price of approximately $4.0 million.

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

On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured loan (the “Bridge Loan”) with Richmond Hill Capital Partners, LP (“Richmond Hill”) and Essex Equity Joint Investment Vehicle, LLC (collectively with Richmond Hill, the “Bridge Lenders”). The Bridge Loan bore interest at the rate of 10.0% per annum and matured on March 26, 2015. The loan also required mandatory prepayment upon certain events, was subject to a prepayment premium if the loan was prepaid in full or in part prior to maturity and contains limited financial covenants. The loan was secured by a lien on our interest in our subsidiary that owns the DoubleTree by Hilton Philadelphia Airport.

On March 27, 2014, we acquired the Georgian Terrace, a 326-room hotel in Atlanta, Georgia for the aggregate purchase price of approximately $61.1 million. Also included in the acquisition was a 698-space parking structure; all personal property and equipment located in or at the hotel; and a separate 0.6 acre development parcel with related development rights and improvements located thereon. In conjunction with the acquisition, we obtained a $41.5 million first mortgage from Bank of the Ozarks, of which $1.5 million of the proceeds was placed in a restricted cash reserve. The mortgage bore a floating rate of interest equal to LIBOR plus 3.75%, with a 4.00% floor and required monthly payments of principal and interest on a 25-year amortization schedule following a 12-month interest-only period. The mortgage would have matured on March 27, 2017, and could have been extended for two additional 1-year period subject to certain terms and conditions.

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

On November 24, 2014, we repaid the $19.0 million Bridge Loan.

On December 19, 2014, we secured $3.0 million additional proceeds on our mortgage loan on the DoubleTree by Hilton Jacksonville Riverfront property as part of an earnout pursuant to the terms of the existing loan agreement.

On May 5, 2015, the Company obtained a $47.0 million mortgage with Bank of America N.A. on the Georgian Terrace in Atlanta, Georgia.  The mortgage bears interest at a fixed rate of 4.42% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule.  The maturity date is June 1, 2025.  The Company used the proceeds of the mortgage to repay the existing first mortgage and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at the Georgian Terrace and for general corporate purposes.

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

On July 7, 2015, we entered into a loan agreement and other loan documents to secure an $18.5 million mortgage with Bank of the Ozarks collateralized by a first mortgage on the DoubleTree by Hilton Jacksonville Riverfront. The $18.5 million mortgage was received in two parts. We received $18.0 million on July 7, 2015 and the remainder of $0.5 million on October 20, 2015.  The $0.5 million was included with the additional earn-out provision of $1.5 million, for a total of $2.0 million additional proceeds, as described below.  The mortgage term is four years maturing July 7, 2019 and may be extended for one additional period of one year, subject to certain criteria. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0%.  The mortgage amortizes on a 25-year schedule; and has a prepayment penalty if prepaid during the initial two years. The Company used the proceeds from the mortgage to repay the existing first mortgage on the DoubleTree by Hilton Jacksonville Riverfront and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at the DoubleTree by Hilton Jacksonville Riverfront and for general corporate purposes.

On July 17, 2015, the Company sold 435,000 shares of common stock for net proceeds of approximately $2.8 million, which it contributed to the Operating Partnership for an equivalent number of units.

On July 31, 2015, we acquired the remaining 75.0% interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort, and (ii) the entity that leases the Crowne Plaza Hollywood Beach Resort.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the Crowne Plaza Hollywood Beach Resort.

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

On December 31, 2015, we entered into an amendment to the existing mortgage loan on the DoubleTree by Hilton Laurel which generated additional net proceeds of approximately $2.6 million and received the loan proceeds on January 4, 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of Sotherly Hotels Inc., the Operating Partnership, MHI TRS and subsidiaries and have been prepared using accounting standards generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated.

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

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties which are recorded at fair value and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project, which constitute additions or improvements that extend the life of the property, are capitalized.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 7 to 39 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse permanent changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

Our review of possible impairment at one of our hotel properties and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration revealed an excess of current carrying cost over the estimated undiscounted future cash flows and current fair values during the periods ending December 31, 2015 and 2013, resulting in impairments of approximately $0.5 and $0.6 million, as of December 31, 2015 and 2013, respectively. Our review of possible impairment at the same hotel property for 2014, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration, costs necessary to achieve such market penetration and the then current fair value, resulted in an impairment of approximately $3.2 million, as of December 31, 2014.

Assets Held For Sale – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

Investment in Joint Venture – Investment in joint venture represents our noncontrolling indirect 25.0% equity interest, through July 30, 2015, in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Carlyle owned a 75.0% controlling indirect interest in these entities during this period. We accounted for our investment in the joint venture under the equity method of accounting and were entitled to receive our pro rata share of annual cash flow. We also had the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. On July 31, 2015, we acquired the remaining 75.0% interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort, and (ii) the entity that leases the Crowne Plaza Hollywood Beach Resort.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the Crowne Plaza Hollywood Beach Resort and consolidates the financial results of operations within the financial statements from August 1, 2015 through December 31, 2015.  In addition we recorded a gain on change in control of $6,603,148.  The overall enterprise fair value based on underlying acquired assets was used to determine the fair value of the equity interest on the date of acquisition.  The value was reduced by a minority interest discount to arrive at the fair value used to calculate the gain on the acquisition.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – We hold cash accounts at several institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) protection limits of $250,000. Our exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. Management reviews, on a regular basis, the balances on deposit to minimize our potential risk.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2015 and 2014 were approximately $339,542 and $394,139, respectively. Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $124,632, $50,908 and $49,658, respectively.

Deferred Financing and Offering Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Deferred offering costs are recorded at cost and consist of offering fees and other costs incurred in issuing equity and are reflected in prepaid expenses, inventory and other assets on the consolidated balance sheets. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations. Deferred offering costs are offset against the equity funds raised in the future and included in additional paid in capital on the consolidated balance sheets when the equity offering is complete.  When there is a shelf registration the offset may occur when the registration expires or when the funds are raised, and if the offering expires and the offering costs exceed the funds raised in the offering then the excess will be included in corporate general and administrative expenses in the consolidated statements of operations.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our mortgage loans and unsecured notes measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2014
Investment in hotel property, net(1)	$—	$—	$6,396,787
Mortgage loans(2)	$—	$(209,994,659)	$—
Unsecured notes(3)	$(53,816,320)	$—	$—
December 31, 2015
Investment in hotel property, net(1)	$—	$—	$5,700,762
Interest Rate Cap(4)	$—	$70,981	$—
Mortgage loans(2)	$—	$(272,933,327)	$—
Unsecured notes(3)	$(54,238,600)	$—	$—

(1)

A non-recurring fair value measurement was conducted in both 2014 and 2015 for our investment in hotel property, which resulted in impairment charges for the years ended December 31, 2015 and 2014, which represent the amounts by which the carrying value of the asset group exceeded its fair value.

(2)	Mortgage loans are reflected at carrying value on our Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014.
(3)	Unsecured notes are recorded at historical cost on our Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014.
(4)	An interest rate cap on the DoubleTree by Hilton Jacksonville Riverfront mortgage with the Bank of the Ozarks.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the statement of consolidated operations pursuant to the terms of each lease. Lease revenue was $1,776,518, $1,657,614 and $1,734,944, for the years ended December 31, 2015, 2014, and 2013, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

December 31, 2016	$1,336,016
December 31, 2017	$863,350
December 31, 2018	$352,384
December 31, 2019	$233,286
December 31, 2020	$188,158
December 31, 2021 and thereafter	$539,063
Total	$3,512,257

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2015, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2015. In addition, as of December 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2014.

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

Under the 2013 Plan, the Company has made stock awards totaling 109,100 shares, including 74,600 non-restricted shares to certain executives, directors and employees, and 34,500 restricted shares issued to its independent directors. All awards have vested except for 12,000 shares issued to the Company’s independent directors in January 2016.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2015, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan for the years ended December 31, 2015, 2014, and 2013 was $285,978, $245,565 and $323,800, respectively. The 2004 Plan was terminated in April 2013.

Advertising – Advertising costs were $280,625, $198,991 and $181,886 for the years ended December 31, 2015, 2014, and 2013, respectively and are expensed as incurred.

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

New Accounting Pronouncements – In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03 related to “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense.” According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until that debt liability amount is recorded.  For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is applicable for our interim periods within 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted).  We do expect this ASU to have a material impact on the Company’s consolidated financial position and cash flows and will be applied during our 2016 reporting.

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02 related to ASC Topic 810, Consolidation. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance will be effective for annual reporting periods beginning after December 15, 2015. We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 related to ASC Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update. As issued, this ASU is not effective until annual reporting periods beginning after December 15, 2016, however the FASB has deferred the effective date of ASU 2014-09 such that it would be effective for annual reporting periods beginning after December 15, 2017.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Acquisition of Hotel Properties

Hollywood Beach and Atlanta Acquisitions. On July 31, 2015, we acquired the remaining 75.0% interest in the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood Beach, Florida, for approximately $25.5 million, net cash. On March 27, 2014, we acquired the 326-room Georgian Terrace in Atlanta, Georgia, for approximately $61.1 million, net cash. The allocation of the purchase price based on their fair values was as follows:

	Georgian Terrace	Crowne Plaza Hollywood Beach Resort
Land and land improvements	$10,127,687	$24,008,289
Buildings and improvements	45,385,939	64,854,787
Furniture, fixtures and equipment	5,163,135	2,802,135
Investment in hotel properties	60,676,761	91,665,211
Restricted cash	124,658	1,159,759
Accounts receivable	465,287	140,588
Prepaid expenses, inventory and other assets	430,997	797,505
Assumed mortgage	—	(57,259,159)
Accounts payable and accrued liabilities	(591,618)	(2,517,380)
Equity investment	—	(1,857,622)
Gain on change in control	—	(6,603,148)
Net cash	$61,106,085	$25,525,754

The results of operations of the Georgian Terrace and the Crowne Plaza Hollywood Beach Resort are included in our consolidated financial statements from the dates of acquisition. The total revenue and net loss related to the acquisition of the Georgian Terrace, for the period March 27, 2014 to December 31, 2014 are approximately $16.4 million and $2.2 million, respectively and the total revenue and net loss related to the acquisition of the Crowne Plaza Hollywood Beach Resort, for the period from August 1, 2015 to December 31, 2015 are approximately $5.2 million and $1.1 million, respectively. The following pro forma financial information presents the results of operations of the Company and the Operating Partnership for the years ended December 31, 2015 and 2014, as if the acquisitions of the Georgian Terrace and the Crowne Plaza Hollywood Beach Resort had taken place on January 1, 2014. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2014, or of future results of operations:

	December 31, 2015	December 31, 2014
	(unaudited)	(unaudited)
Pro forma revenues	$151,931,931	$147,451,042
Pro forma operating expenses	$133,346,497	$129,961,867
Pro forma operating income	$18,585,434	$17,489,175
Pro forma net income (loss)	$1,017,180	$(1,671,774)
Pro forma earnings (loss) per basic and diluted share	$0.07	$(0.10)
Pro forma earnings (loss) per basic and diluted units	$0.07	$(0.10)
Pro forma basic and diluted common shares	12,541,117	13,812,125
Pro forma basic and diluted units	14,924,410	16,542,413

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014

Land and land improvements	$59,910,212	$37,483,400
Buildings and improvements	333,720,421	257,343,516
Furniture, fixtures and equipment	42,245,334	38,762,997
	435,875,967	333,589,913
Less: accumulated depreciation and impairment	(80,912,725)	(73,397,760)
	$354,963,242	$260,192,153

Our review of possible impairment at one of our hotel properties and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration revealed an excess of current carrying cost over the estimated undiscounted future cash flows and current fair values during the periods ending December 31, 2015 and 2013, resulting in impairments of approximately $0.5 and $0.6 million, as of December 31, 2015 and 2013, respectively.  Our review of possible impairment at the same hotel property for 2014, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration, costs necessary to achieve such market penetration and the then current fair value, resulted in an impairment of approximately $3.2 million, as of December 31, 2014.

5. Debt

Mortgage Debt. As of December 31, 2015 and 2014, we had approximately $272.0 million and approximately $205.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment		Maturity		Amortization		Interest
Property	2015	2014	Penalties		Date		Provisions		Rate
Crowne Plaza Hampton Marina	$3,512,586	$4,509,500	None		6/30/2016		$83,000	(1)	5.00%	(2)
Crowne Plaza Hollywood Beach Resort	59,795,743	—	N/A	(3)	10/1/2025		30 years		4.913%
Crowne Plaza Houston Downtown	20,459,256	20,954,867	None		11/13/2017	(4)	25 years		4.50%
Crowne Plaza Tampa Westshore	13,016,045	13,317,684	None		6/18/2017		25 years		5.60%
DoubleTree by Hilton Jacksonville Riverfront	19,774,577	16,358,706	Yes	(5)	7/7/2019	(6)	25 years		LIBOR plus 3.50%
DoubleTree by Hilton Laurel	9,500,000	6,974,458	Yes	(7)	8/5/2021		25 years		5.25%	(8)
DoubleTree by Hilton Philadelphia Airport	32,376,795	33,378,102	None		4/1/2019		25 years		LIBOR plus 3.00%	(9)
DoubleTree by Hilton Raleigh Brownstone –University	15,029,121	15,274,284	N/A	(10)	8/1/2018		30 years		4.78%
Georgian Terrace	46,579,011	41,500,000	N/A	(11)	6/1/2025		30 years		4.42%
Hilton Savannah DeSoto	20,522,836	21,050,093	Yes	(12)	9/1/2017		25 years		6.06%
Hilton Wilmington Riverside	19,825,772	20,389,325	Yes	(12)	4/1/2017		25 years		6.21%
Sheraton Louisville Riverside	11,345,866	11,584,638	N/A	(10)	1/6/2017		25 years		6.24%
Total Mortgage Principal Balance	$271,737,608	$205,291,657
Unamortized premium on loan	240,336	-
Total Mortgage Loans	$271,977,944	$205,291,657

(1)	The Operating Partnership is required to make monthly principal payments of $83,000.
(2)	The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.
(3)	With limited exception, the note may not be prepaid until June 2025.
(4)	The note was extended in March 2016 and provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(5)	The note is subject to a pre-payment penalty until July 2017. Prepayment can be made without penalty thereafter.
(6)	The note provides that the mortgage can be extended until July 2020 if certain conditions have been satisfied.
(7)	The note is subject to a pre-payment penalty except for any pre-payments made either between April 2017 and August 2017, or from April 2021 through maturity of the note.
(8)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.
(9)	The note bears a minimum interest rate of 3.50%.
(10)	With limited exception, the note may not be prepaid until two months before maturity.
(11)	With limited exception, the note may not be prepaid until February 2025.
(12)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of December 31, 2015.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2015 were as follows:

December 31, 2016	$9,364,807
December 31, 2017	86,711,703
December 31, 2018	18,184,906
December 31, 2019	49,559,118
December 31, 2020	2,237,443
December 31, 2021 and thereafter	105,679,631
Total future maturities	$271,737,608

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

Bridge Loan. On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured Bridge Loan with the Bridge Lenders. The Bridge Loan had a maturity date of March 26, 2015; carried a fixed interest rate of 10.0% per annum; was subject to a prepayment premium if the loan is prepaid in full or in part prior to March 26, 2015; required mandatory prepayment upon certain events; contained limited financial covenants; and was secured by a lien on 100% of the limited partnership interests in the subsidiary that owns the DoubleTree by Hilton Philadelphia Airport hotel. On November 24, 2014, the Bridge Loan was repaid with the proceeds of a $25.3 million 7.0% senior unsecured note offering. There was no outstanding balance on the Bridge Loan at December 31, 2015 and December 31, 2014, respectively.

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

The Company designated a class of preferred stock, the Preferred Stock, consisting of 27,650 shares with $0.01 par value per share, having a liquidation preference of $1,000.00 per share pursuant to Articles Supplementary (the “Articles Supplementary”), which sets forth the preferences, rights and restrictions for the Preferred Stock. The Preferred Stock is non-voting and non-convertible. The holders of the Preferred Stock had a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of Preferred Stock at an annual rate of 2.0% of the liquidation preference per share. As set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock had the exclusive right, voting separately as a single class, to elect one (1) member of the Company’s board of directors. As of December 31, 2011, there were 25,354 shares of the Preferred Stock issued and outstanding. In addition, under certain circumstances as set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock would have been entitled to appoint a majority of the members of the Company’s board of directors. The holder(s) of the Company’s Preferred Stock would have been entitled to require that the Company redeem the Preferred Stock under certain circumstances, but no later than April 18, 2016, and on such terms and at such price as is set forth in the Articles Supplementary.

Concurrently with the issuance of the Preferred Stock, the Operating Partnership issued the Preferred Interest to the Company in an amount equivalent to the proceeds of the Preferred Stock received by the general partner pursuant to the terms of the Partnership Agreement. The Partnership Agreement also authorizes the general partner to make special distributions to the Company related to its Preferred Interest for the sole purpose of fulfilling the Company’s obligations with respect to the Preferred Stock. In addition, the Operating Partnership issued the OP Warrant to purchase 1,900,000 partnership units at an amount equal to the consideration received by the Company upon exercise of the Essex Warrant, as amended.

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

On March 26, 2013, we used the net proceeds of an expansion of the mortgage on the DoubleTree by Hilton Raleigh Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million. In addition, approximately $0.1 million in unamortized issuance costs related to the redeemed shares were written off.

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

On September 30, 2013, we used a portion of the proceeds of the 8% Notes offering to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million. In addition, approximately $0.4 million in unamortized issuance costs related to the redeemed shares were written off.

As of December 31, 2015 and 2014, there were no shares of the Preferred Stock issued and outstanding, respectively.

As of December 31, 2015 and 2014, there was no redemption value of the Preferred Interest, respectively.

Warrants. The Essex Warrant, as modified, entitled the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Pursuant to an amendment to the Essex Warrant, the exercise price per share of common stock covered by the Essex Warrant adjusted from time to time in the event of payment of cash dividends to holders of common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment did not take into account dividends declared prior to January 1, 2012.

Concurrently with the issuance of the Essex Warrant, the Operating Partnership issued the OP Warrant to the Company. Under the terms of the OP Warrant, the Company was obligated to exercise the OP Warrant immediately and concurrently if at any time the Essex Warrant was exercised by its holders. In that event, the Operating Partnership would have issued an equivalent number of partnership units and would have been entitled to receive the proceeds received by the Company upon exercise of the Essex Warrant.

On October 23, 2013, the Company redeemed the First Tranche of Redeemed Warrant Shares for an aggregate cash redemption price of $3.2 million. The First Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the OP Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 900,000 Issuable Warrant Shares, the Operating Partnership redeemed 900,000 Issuable Warrant Units, as defined in the OP Warrant, for an aggregate cash redemption price of $3.2 million.

On December 23, 2013, the Company redeemed the Final Tranche of Redeemed Warrant Shares for an aggregate cash redemption price of approximately $4.0 million. The Final Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the OP Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 1,000,000 Issuable Warrant Shares, the Operating Partnership redeemed 1,000,000 Issuable Warrant Units, as defined in the OP Warrant, for an aggregate cash redemption price of approximately $4.0 million. The redeemed warrant units are no longer Issuable Warrant Units under the OP Warrants, and all rights under the OP Warrants are terminated and extinguished.

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

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2015, 2014, and 2013 was $65,054, $63,468 and $64,700, respectively.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For each of the years ended December 31, 2015, 2014, and 2013, rent expense was $95,482.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the years ended December 31, 2015, 2014, and 2013 was $2,602, $2,602 and $3,036, respectively.

We lease certain submerged land in the Saint Johns River in front of the DoubleTree by Hilton Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the years ended December 31, 2015, 2014, and 2013 was $6,020, $6,020 and $6,020, respectively.

We lease 4,836 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018. Rent expense for each of the years ended December 31, 2015, 2014, and 2013 was $83,651, $71,039 and $63,393, respectively.

We leased 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that was to expire February 28, 2017. We terminated this lease early by replacing our lease with another tenant lease and prepaying an amount of $21,000.  The agreement required monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the years ended December 31, 2015, 2014, and 2013 was $62,949, $50,277 and $47,813, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between June 2016 and March 2019.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2016	$337,386
December 31, 2017	256,211
December 31, 2018	188,070
December 31, 2019	121,196
December 31, 2020	95,482
December 31, 2021 and thereafter	541,065
Total	$1,539,410

Employment Agreements— The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – At December 31, 2015, each of our wholly-owned operating hotels was operated under a management agreement with Chesapeake Hospitality. Effective January 1, 2015, each of our wholly-owned hotels operated under a new master agreement as well as an individual hotel management agreement (see Note 9). On July 31, 2015, upon acquisition of the Crowne Plaza Hollywood Beach Resort, we entered into a management agreement for the management of said hotel pursuant to the form of individual hotel management agreement provided for under the master agreement. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2015, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between April 2016 and October 2030. On August 7, 2014, we voluntarily terminated the franchise agreement with Holiday Hospitality Franchising, LLC (IHG) for the Crowne Plaza Jacksonville Riverfront effective September 1, 2015 and recognized a termination fee of $351,800. The property has been rebranded as the DoubleTree by Hilton Jacksonville Riverfront. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the Crowne Plaza Hollywood Beach Resort, the Sheraton Louisville Riverside and the Georgian Terrace an amount equal to 1 / 12 of the annual real estate taxes due for the properties. We are also required by several of its lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the DoubleTree by Hilton Jacksonville Riverside, the Crowne Plaza Hollywood Beach Resort, the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh Brownstone–University, Crowne Plaza Houston Downtown, Crowne Plaza Hampton Marina and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

Litigation – We are not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us. We have settled, during the period covered by this report, all significant claims made during the same period.  We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material impact on our financial condition or results of operations.

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

The following is a list of issuances during the years ended December 31, 2015, 2014, and 2013 of the Company’s common stock:

On September 16, 2015, one holder of units in the Operating Partnership redeemed a total of 200,000 units for an equivalent number of shares of the Company’s common stock.

On July 17, 2015, the Company sold 435,000 shares of common stock for net proceeds of approximately $2.8 million, which it contributed to the Operating Partnership for an equivalent number of units.

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

On January 29, 2015, the Company was issued 36,100 units in the Operating Partnership and awarded an aggregate of 26,350 shares of unrestricted stock to certain executives and employees as well as 9,750 shares of restricted stock to certain of its independent directors.

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

As of December 31, 2015, the Company had 14,490,714 shares of common stock outstanding.

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

The following is a list of issuance and redemption events, since January 2013, of units in the Operating Partnership in addition to the issuances of units in the Operating Partnership to the Company and redemptions for the Company’s common stock described above:

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

On April 1, 2013, the Operating Partnership redeemed 10,000 units held by a trust controlled by two members of the Board of Directors for a total of $32,900 pursuant to the terms of the partnership agreement.

As of December 31, 2015 and 2014, the total number of Operating Partnership units outstanding was 16,691,541 and 13,121,759, respectively.

As of December 31, 2015 and 2014, the total number of outstanding units in the Operating Partnership not owned by the Company was 2,200,827 and 2,550,827, respectively, with a fair market value of approximately $15.0 million and approximately $19.1 million, respectively, based on the price per share of the common stock on such respective dates.

Warrants for Units in the Operating Partnership – The Operating Partnership has granted no warrants representing the right to purchase limited partnership units other than the Warrant described in Note 6.

Distributions – The following table presents the quarterly distributions by the Operating Partnership declared and payable per unit for the years ended December 31, 2015, 2014, and 2013:

Quarter Ended	2013	2014	2015
March 31,	$0.035	$0.045	0.070
June 30,	$0.035	$0.050	0.075
September 30,	$0.040	$0.065	0.080
December 31,	$0.045	$0.065	0.080

9. Related Party Transactions

Chesapeake Hospitality. As of December 31, 2015, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,329,314 shares, approximately 9.2%, of the Company’s outstanding common stock as well as 1,292,958 Operating Partnership units. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At December 31, 2015 and 2014, we were due $0 and $50,838, respectively, from Chesapeake Hospitality.

Shell Island Sublease – We had a sublease arrangement with Chesapeake Hospitality on our expired leasehold interests in the property at Shell Island. For the years ended December 31, 2015, 2014, and 2013, we earned $0, $350,000 and $350,000, respectively, in leasehold revenue. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with Chesapeake Hospitality that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by Chesapeake Hospitality. The agreement expired on December 15, 2014, in conjunction with the execution of the new management agreement,

Management Agreements – Each of the hotels that we wholly-owned at December 31, 2015 and 2014, are operated by Chesapeake Hospitality under various management agreements that were to expire between December 2014 and March 2019. Under those now terminated agreements, Chesapeake Hospitality received a base management fee of 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. The agreements also provided for an incentive management fee due annually in arrears within 90 days of the end of the fiscal year equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis for eight hotels and on an individual basis for two other hotels, for a given year exceeds the gross operating profit for the same hotel(s), for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotel(s) included in the incentive fee calculation. The management agreement for the Crowne Plaza Houston Downtown did not provide for any incentive management fee. Additionally, the management agreement for the Georgian Terrace provided for an administrative fee of $30,000 per year for as long as the adjacent parking garage is managed by a third party.

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

Base management fees earned by Chesapeake Hospitality totaled $3,371,668, $3,342,782 and $2,652,070 for the years ended December 31, 2015, 2014, and 2013, respectively. In addition, incentive management fees of $79,555, $97,025 and $67,502 were accrued for the years ended December 31, 2015, 2014, and 2013, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $4,541,546, $3,748,587 and $2,592,115 for the years ended December 31, 2015, 2014, and 2013, respectively.

Crowne Plaza Hollywood Beach Resort. As of December 31, 2015, we own 100% of the Crowne Plaza Hollywood Beach Resort, which is no longer considered a related party and has a new management agreement as of July 31, 2015.  However, through July 30, 2015 we owned a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. The following is a summary of the transactions between Crowne Plaza Hollywood Beach Resort and us:

Accounts Receivable – At December 31, 2015 and 2014, we were due $0 and $146,836, respectively, from Crowne Plaza Hollywood Beach Resort.

Management Agreement – Crowne Plaza Hollywood Beach Resort was operated by Chesapeake Hospitality under a management agreement that was set to expire August 2017. Under this agreement Chesapeake Hospitality received a base management fee of 3.0% of gross revenues. Base management fees earned by Chesapeake Hospitality totaled $401,954, $592,119 and $560,847 for the period ended July 31, 2015 and the years ended December 31, 2014, and 2013, respectively.

Asset Management Fee – Also, under an asset management agreement that terminated on July 31, 2015, MHI Hospitality TRS II, LLC, an indirect subsidiary of the Company, receives a fee of 1.50% of total revenue which is due on a quarterly basis for services rendered. Asset management fees for the period ended July 31, 2015 and the years ended December 31, 2014, and 2013 were $200,976, $300,607 and $280,274, respectively. Unpaid asset management fees included in accounts payable and accrued liabilities at December 31, 2015, 2014, and 2013 totaled $0, $73,278 and $74,464, respectively

Redemption of Units in Operating Partnership – During 2014, we redeemed a total of 3,300 units in its Operating Partnership held by a trust controlled by one current member of our Board of Directors for a total of $25,621 pursuant to the terms of the partnership agreement.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded warriors.  As of December 31, 2015, the balance of the loan was $160,000.

Issuance of Units in Operating Partnership – In connection with the acquisition of the Crowne Plaza Houston Downtown Hotel in November 2013, we purchased from MHI Hotels its 1.0% limited partnership interest in HHA, the entity that owns the property, in exchange for 32,929 units of limited partnership interests in the Operating Partnership valued at $153,636 pursuant to an exchange agreement entered into between the Operating Partnership and MHI Hotels. The indirect equity owners of MHI Hotels include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims.

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

Preferred Stock Redemptions. On March 26, 2013, we used the net proceeds of an expansion of the mortgage on the DoubleTree by Hilton Raleigh Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million. On August 1, 2013, we used the net proceeds of a new mortgage on the DoubleTree by Hilton Raleigh Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million.

On September 30, 2013, we used a portion of the proceeds of the 8% Notes offering to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million.

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

Others. On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a brand manager. Compensation for the years ended December 31, 2015 and 2014 totaled approximately $270,240 and $204,000, respectively, for the three individuals.

During the year ending December 31, 2015, the Company reimbursed $138,025, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.  There were no reimbursements during the year ended December 31, 2014.

10. Retirement Plans

We began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provisions. Contributions to the plan for the years ended December 31, 2015, 2014, and 2013 were $40,768, $40,586 and $47,094, respectively.

11. Unconsolidated Joint Venture

As of December 31, 2015 we own 100% of the Crowne Plaza Hollywood Beach Resort. However through July 31, 2015 we owned only a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Carlyle owned a 75.0% indirect controlling interest in these entities through July 31, 2015. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007.  Summarized financial information for this investment through July 31, 2015, which is accounted for under the equity method, is as follows:

December 31, 2014
ASSETS
Investment in hotel property, net	$62,823,142
Cash and cash equivalents	2,153,906
Restricted cash	874,111
Accounts receivable	328,755
Prepaid expenses, inventory and other assets	1,489,479
TOTAL ASSETS	$67,669,393
LIABILITIES
Mortgage loan, net	$57,000,000
Accounts payable and other accrued liabilities	2,195,613
Accounts payable and other accrued liabilities, member	146,836
Advance deposits	398,695
TOTAL LIABILITIES	59,741,144
TOTAL MEMBERS’ EQUITY	7,928,249
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$67,669,393

	Seven Months Ended	Year Ended
	July 31, 2015	December 31, 2014

Revenue
Rooms department	$10,605,941	$15,386,595
Food and beverage department	1,911,950	2,968,395
Other operating departments	880,564	1,385,469
Total revenue	13,398,455	19,740,459
Expenses
Hotel operating expenses
Rooms department	2,062,515	3,270,930
Food and beverage department	1,442,139	2,270,918
Other operating departments	388,087	655,818
Indirect	4,774,322	7,436,198
Total hotel operating expenses	8,667,063	13,633,864
Depreciation and amortization	1,060,339	2,116,211
General and administrative	252,565	148,873
Total operating expenses	9,979,967	15,898,948
Operating income	3,418,488	3,841,511
Interest expense	(1,516,433)	(2,612,032)
Net (loss) income	$1,902,055	$1,229,479

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	2015	2014	2013

General and administrative	$11,595,819	$9,823,853	$7,258,817
Sales and marketing	$11,426,637	9,788,079	7,497,693
Repairs and maintenance	$6,948,699	6,278,411	4,705,222
Utilities	$6,124,458	5,763,990	4,301,755
Franchise fees	$4,016,083	4,122,726	3,098,379
Management fees, including incentive	$3,490,586	3,439,807	2,719,573
Property taxes	$5,110,659	3,664,022	2,480,909
Insurance	$2,305,967	1,927,935	1,447,485
Other	$291,383	263,668	248,063
Total indirect hotel operating expenses	$51,310,292	$45,072,491	$33,757,896

13. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Current:
Federal	$-	$-	$68,431
State	444,538	233,940	57,476
	444,538	233,940	125,907
Deferred:
Federal	(1,510,726)	(1,718,351)	1,078,543
State	(269,845)	(243,312)	291,646
	(1,780,571)	(1,961,663)	1,370,189
	$(1,336,033)	$(1,727,723)	$1,496,096

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Statutory federal income tax expense	$1,705,610	$(838,519)	$(1,012,349)
Effect of non-taxable REIT income	(2,866,950)	(898,576)	2,159,323
State income tax benefit	(174,693)	9,372	349,122
	$(1,336,033)	$(1,727,723)	$1,496,096

As of December 31, 2015 and 2014, we had a net deferred tax asset of approximately $5.4 million and $3.5 million, respectively, of which, approximately $4.5 million and $2.7 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized. As of December 31, 2015 and 2014, approximately $0.2 million and $0.2 million, respectively, of the deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort and start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore, all of which were not deductible when incurred and are now being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

14. Income (Loss) per Share and per Unit

Income (Loss) Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income (loss). The effect of the allocation of net loss attributable to the limited partners’ interests by the issuance of dilutive shares has been excluded, since there would be an anti-dilutive effect from the pro forma dilution of the Essex Warrant discussed in Note 6 issued in April 2011. The computation of basic and diluted income (loss) per share is presented below.

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Numerator
Net income (loss) attributable to the Company for basic computation	$5,356,666	$(584,671)	$(3,483,969)

Denominator
Weighted average number of common shares outstanding for basic computation	12,541,117	10,377,125	10,156,955
Basic and diluted net income (loss) per share	$0.43	$(0.06)	$(0.34)

Income (Loss) Per Unit. The computation of basic and diluted income (loss) per unit is presented below.

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Numerator
Net income (loss)	$6,397,653	$(738,509)	$(4,473,592)
Denominator
Weighted average number of units outstanding	14,924,410	13,107,413	13,042,020
Basic and diluted net income (loss) per unit	$0.43	$(0.06)	$(0.34)

15. Quarterly Operating Results (Unaudited)

	Quarters Ended 2015
	March 31	June 30	September 30	December 31
Total revenue	$30,975,630	$36,865,108	$33,941,875	$36,750,863
Total operating expenses	27,410,462	29,689,455	31,976,036	$34,127,473
Net operating income (loss)	3,565,168	7,175,653	1,965,839	2,623,390
Net income (loss)	713,859	1,759,109	4,636,644	(711,959)
Net income (loss) attributable to the Company	575,336	1,431,110	3,872,394	(522,174)
Earnings (loss) per share – basic and diluted	$0.05	0.13	0.27	(0.04)

	Quarters Ended 2014

	March 31	June 30	September 30	December 31
Total revenue	$25,010,389	$36,339,701	$31,764,453	$29,825,377
Total operating expenses	22,249,394	29,120,620	28,622,841	30,441,730
Net operating income (loss)	2,760,995	7,219,081	3,141,612	(616,353)
Net income (loss)	1,002,314	2,752,555	(280,014)	(4,213,362)
Net income (loss) attributable to the Company	783,002	2,166,689	(214,902)	(3,319,460)
Earnings (loss) per share – basic and diluted	0.08	0.21	(0.02)	(0.31)

16. Subsequent Events

On January 11, 2016, we paid a quarterly dividend (distribution) of $0.08 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on December 31, 2015.

On January 1, 2016, we entered into a new employment agreement, effective as of January 1, 2016, between the Company and David R. Folsom, to serve as President and Chief Operating Officer of the Company.

On January 25, 2016, we authorized payment of a quarterly dividend (distribution) of $0.085 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of March 15, 2016. The dividend (distribution) is to be paid on April 11, 2016.

On February 1, 2016, two holders of units in the Operating Partnership redeemed 422,687 units for an equivalent number of shares of the Company’s common stock.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
Crowne Plaza Hampton Marina – Hampton, Virginia	$3,513	$1,061	$6,733	$36	3,726	$1,097	$10,459	$11,556	$(6,751)	1988	2008	3-39 years
Crowne Plaza Hollywood Beach Resort - Hollywood Beach, Florida	59,796	24,008	67,660	-	(2,762)	24,008	64,898	88,906	(745)	1972	2015	3-39 years
Crowne Plaza Houston Downtown – Houston, Texas	20,459	7,374	22,185	44	3,249	7,418	25,434	32,852	(1,522)	1963	2013	3-39 years
Crowne Plaza Tampa Westshore – Tampa, Florida	13,016	4,153	9,670	283	22,188	4,436	31,858	36,294	(7,215)	1973	2007	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	19,775	7,090	14,604	73	6,990	7,163	21,594	28,757	(5,005)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	9,500	900	9,443	175	5,120	1,075	14,563	15,638	(3,430)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	32,376	2,100	22,031	190	5,443	2,290	27,474	29,764	(7,580)	1972	2004	3-39 years
DoubleTree by Hilton Raleigh Brownstone – University – Raleigh, North Carolina	15,029	815	7,416	203	5,436	1,018	12,852	13,870	(4,422)	1971	2004	3-39 years
Georgian Terrace – Atlanta, Georgia	46,579	10,128	45,386	(1,336)	3,612	8,792	48,998	57,790	(2,241)	1911	2014	3-39 years
Hilton Savannah DeSoto – Savannah, Georgia	20,523	600	13,562	14	11,732	614	25,294	25,908	(7,850)	1968	2004	3-39 years
Hilton Wilmington Riverside – Wilmington, North Carolina	19,826	785	16,829	222	11,984	1,007	28,813	29,820	(10,568)	1970	2004	3-39 years
Sheraton Louisville Riverside – Jeffersonville, Indiana	11,346	782	6,891	210	14,592	992	21,483	22,475	(4,712)	1972	2006	3-39 years
	$271,738	$59,796	$242,410	$114	$91,310	$59,910	$333,720	$393,630	$(62,041)

(1)For the year ending December 31, 2015, the aggregate cost of our real estate assets for federal income tax purposes was approximately $391.1 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2013	$233,060
Acquisitions	55,514
Improvements	6,430
Disposal of Assets	(177)
Balance at December 31, 2014	$294,827
Acquisitions	91,669
Improvements	11,105
Disposal of Assets	(3,971)
Balance at December 31, 2015	$393,630

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2013	$42,557
Current Expense	7,602
Impairment	3,175
Disposal of Assets	(101)
Balance at December 31, 2014	$53,233
Current Expense	8,790
Impairment	500
Disposal of Assets	(482)
Balance at December 31, 2015	$62,041