Form 10-Q
period 2016-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2016-05-11
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 14,949,651 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2016 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 6 – Equity; and
•	Note 12 – Income Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment in hotel properties, net	$356,277,837	$354,963,242
Cash and cash equivalents	14,985,925	11,493,914
Restricted cash	3,630,274	5,793,840
Accounts receivable, net	3,848,461	4,071,175
Accounts receivable-affiliate	208,726	226,552
Loan proceeds receivable	—	2,600,711
Prepaid expenses, inventory and other assets	4,704,666	4,432,432
Deferred income taxes	5,877,844	5,390,374
TOTAL ASSETS	$389,533,733	$388,972,240
LIABILITIES
Mortgage loans, net	$266,473,174	$267,891,830
Unsecured notes	52,900,000	52,900,000
Accounts payable and accrued expenses	14,234,813	12,334,879
Advance deposits	2,321,530	1,651,840
Dividends and distributions payable	1,421,862	1,335,323
TOTAL LIABILITIES	$337,351,379	$336,113,872
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 14,949,651 shares and 14,490,714 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	149,496	144,907
Additional paid in capital	83,788,906	82,749,058
Distributions in excess of retained earnings	(34,675,230)	(33,890,834)
Total Sotherly Hotels Inc. stockholders’ equity	49,263,172	49,003,131
Noncontrolling interest	2,919,182	3,855,237
TOTAL EQUITY	52,182,354	52,858,368
TOTAL LIABILITIES AND OWNERS' EQUITY	$389,533,733	$388,972,240

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUE
Rooms department	$27,322,413	$21,336,414
Food and beverage department	8,249,679	7,726,807
Other operating departments	2,238,052	1,912,409
Total revenue	37,810,144	30,975,630
EXPENSES
Hotel operating expenses
Rooms department	7,080,633	5,842,940
Food and beverage department	5,939,861	5,405,385
Other operating departments	593,969	338,179
Indirect	14,135,595	11,468,343
Total hotel operating expenses	27,750,058	23,054,847
Depreciation and amortization	3,668,638	2,904,391
Corporate general and administrative	1,607,294	1,451,224
Total operating expenses	33,025,990	27,410,462
NET OPERATING INCOME	4,784,154	3,565,168
Other income (expense)
Interest expense	(4,632,632)	(3,774,535)
Interest income	8,830	10,102
Equity income in joint venture	—	474,349
Unrealized loss on hedging activities	(50,557)	—
Net income before income taxes	109,795	275,084
Income tax benefit	436,079	438,775
Net income	545,874	713,859
Less: Net (income) attributable to the noncontrolling interest	(62,779)	(138,523)
Net income attributable to the Company	$483,095	$575,336
Net income per share attributable to the Company
Basic and diluted	$0.03	$0.05

Weighted average number of shares outstanding
Basic and diluted	14,792,911	10,595,801

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Additional	Distributions
	Common Stock		Paid-	in Excess of	Noncontrolling
	Shares	Par Value	In Capital	Retained Earnings	Interest	Total
Balances at December 31, 2015	14,490,714	$144,907	$82,749,058	$(33,890,834)	$3,855,237	$52,858,368
Net income	—	—	—	483,095	62,779	545,874
Issuance of unrestricted common stock awards	24,250	242	128,040	—	—	128,282
Issuance of restricted common stock awards	12,000	120	63,360	—	—	63,480
Conversion of Operating Partnership units into shares of common stock	422,687	4,227	843,468	—	(847,695)	-
Amortization of restricted stock award	—	—	4,980	—	—	4,980
Dividends and distributions declared	—	—	—	(1,267,491)	(151,139)	(1,418,630)
Balances at March 31, 2016 (unaudited)	14,949,651	$149,496	$83,788,906	$(34,675,230)	$2,919,182	$52,182,354

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$545,874	$713,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,668,638	2,904,391
Equity income in joint venture	—	(474,349)
Amortization of deferred financing costs	313,410	350,396
Amortization of mortgage premium	(6,479)	—
Unrealized loss on derivative instrument	50,557	—
Charges related to equity-based compensation	196,742	271,036
Changes in assets and liabilities:
Restricted cash	(120,693)	(223,492)
Accounts receivable	222,714	(1,808,004)
Prepaid expenses, inventory and other assets	(342,455)	(835,566)
Deferred income taxes	(487,469)	(496,454)
Accounts payable and other accrued liabilities	1,892,725	2,428,633
Advance deposits	669,690	551,491
Accounts receivable - affiliate	17,826	(44,540)
Net cash provided by operating activities	6,621,080	3,337,401
Cash flows from investing activities:
Improvements and additions to hotel properties	(4,956,359)	(4,485,857)
Distributions from joint venture	—	600,000
Funding of restricted cash reserves	(1,674,236)	(777,597)
Proceeds of restricted cash reserves	3,958,496	3,404,730
Net cash used in investing activities	(2,672,099)	(1,258,724)
Cash flows from financing activities:
Proceeds from mortgage loan receivable	2,600,711	—
Payments on mortgage debt and loans	(1,446,688)	(1,159,671)
Payment of deferred financing costs	(278,899)	(617,500)
Dividends and distributions paid	(1,332,094)	(852,914)
Net cash used in financing activities	(456,970)	(2,630,085)
Net (decrease) increase in cash and cash equivalents	3,492,011	(551,408)
Cash and cash equivalents at the beginning of the period	11,493,914	16,634,499
Cash and cash equivalents at the end of the period	$14,985,925	$16,083,091
Supplemental disclosures:
Cash paid during the period for interest	$3,606,752	$3,223,308
Cash paid during the period for income taxes	$9,165	$200
Non-cash investing and financing activities:
Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$—	$(624,117)
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$(7,209)	$(664,159)

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment in hotel properties, net	$356,277,837	$354,963,242
Cash and cash equivalents	14,985,925	11,493,914
Restricted cash	3,630,274	5,793,840
Accounts receivable, net	3,848,461	4,071,175
Accounts receivable-affiliate	208,726	226,552
Loan proceeds receivable	—	2,600,711
Prepaid expenses, inventory and other assets	4,704,666	4,432,432
Deferred income taxes	5,877,844	5,390,374
TOTAL ASSETS	$389,533,733	$388,972,240
LIABILITIES
Mortgage loans, net	$266,473,174	$267,891,830
Unsecured notes	52,900,000	52,900,000
Accounts payable and other accrued liabilities	14,234,813	12,334,879
Advance deposits	2,321,530	1,651,840
Dividends and distributions payable	1,421,862	1,335,323
TOTAL LIABILITIES	$337,351,379	$336,113,872

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
General Partner: 167,278 and 166,915 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	767,535	774,295
Limited Partners: 16,560,513 and 16,524,626 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	51,414,819	52,084,073
TOTAL PARTNERS’ CAPITAL	52,182,354	52,858,368
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$389,533,733	$388,972,240

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUE
Rooms department	$27,322,413	$21,336,414
Food and beverage department	8,249,679	7,726,807
Other operating departments	2,238,052	1,912,409
Total revenue	37,810,144	30,975,630
EXPENSES
Hotel operating expenses
Rooms department	7,080,633	5,842,940
Food and beverage department	5,939,861	5,405,385
Other operating departments	593,969	338,179
Indirect	14,135,595	11,468,343
Total hotel operating expenses	27,750,058	23,054,847
Depreciation and amortization	3,668,638	2,904,391
Corporate general and administrative	1,607,294	1,451,224
Total operating expenses	33,025,990	27,410,462
NET OPERATING INCOME	4,784,154	3,565,168
Other income (expense)
Interest expense	(4,632,632)	(3,774,535)
Interest income	8,830	10,102
Equity income in joint venture	—	474,349
Unrealized loss on hedging activities	(50,557)	—
Net income before income taxes	109,795	275,084
Income tax benefit	436,079	438,775
Net income	$545,874	$713,859
Net income per unit
Basic and diluted	$0.03	$0.05

Weighted average number of units outstanding
Basic and diluted	16,715,044	13,146,628

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	General Partner		Limited Partner
	Units	Amount	Units	Amounts	Total
Balances at December 31, 2015	166,915	$774,295	16,524,626	$52,084,073	$52,858,368
Issuance of partnership units	363	1,918	35,887	189,844	191,762
Amortization of restricted units award	—	50	—	4,930	4,980
Distributions declared	—	(14,187)	—	(1,404,443)	(1,418,630)
Net income	—	5,459	—	540,415	545,874
Balances at March 31, 2016 (unaudited)	167,278	$767,535	16,560,513	$51,414,819	$52,182,354

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$545,874	$713,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,668,638	2,904,391
Equity income in joint venture	—	(474,349)
Amortization of deferred financing costs	313,410	350,396
Amortization of mortgage premium	(6,479)	—
Unrealized loss on derivative instrument	50,557	—
Charges related to equity-based compensation	196,742	271,036
Changes in assets and liabilities:
Restricted cash	(120,693)	(223,492)
Accounts receivable	222,714	(1,808,004)
Prepaid expenses, inventory and other assets	(342,455)	(835,566)
Deferred income taxes	(487,469)	(496,454)
Accounts payable and other accrued liabilities	1,892,725	2,428,633
Advance deposits	669,690	551,491
Accounts receivable - affiliate	17,826	(44,540)
Net cash provided by operating activities	6,621,080	3,337,401
Cash flows from investing activities:
Improvements and additions to hotel properties	(4,956,359)	(4,485,857)
Distributions from joint venture	—	600,000
Funding of restricted cash reserves	(1,674,236)	(777,597)
Proceeds of restricted cash reserves	3,958,496	3,404,730
Net cash used in investing activities	(2,672,099)	(1,258,724)
Cash flows from financing activities:
Proceeds from mortgage loan receivable	2,600,711	—
Payments on mortgage debt and loans	(1,446,688)	(1,159,671)
Payment of deferred financing costs	(278,899)	(617,500)
Distributions paid	(1,332,094)	(852,914)
Net cash used in financing activities	(456,970)	(2,630,085)
Net (decrease) increase in cash and cash equivalents	3,492,011	(551,408)
Cash and cash equivalents at the beginning of the period	11,493,914	16,634,499
Cash and cash equivalents at the end of the period	$14,985,925	$16,083,091
Supplemental disclosures:
Cash paid during the period for interest	$3,606,752	$3,223,308
Cash paid during the period for income taxes	$9,165	$200
Non-cash investing and financing activities:
Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$—	$(624,117)
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$(7,209)	$(664,159)

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation (the “Company”), is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States.  Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in twelve hotel properties, comprising 3,011 rooms.  All of the Company’s hotels, except for the Georgian Terrace and The Whitehall, operate under the Hilton, Crowne Plaza, DoubleTree, and Sheraton brands.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at March 31, 2016, was approximately 89.4% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On July 1, 2015, the Company sold 3,000,000 shares of common stock for net proceeds of approximately $19.8 million, which it contributed to the Operating Partnership for an equivalent number of units.

On July 7, 2015, we entered into a loan agreement and other loan documents to secure an $18.5 million mortgage with Bank of the Ozarks collateralized by a first mortgage on the DoubleTree by Hilton Jacksonville Riverfront. The $18.5 million mortgage was received in two parts. We received $18.0 million on July 7, 2015 and the remainder of $0.5 million on October 20, 2015.  The $0.5 million was included with the additional earn-out provision of $1.5 million, for a total of $2.0 million additional proceeds, as described below.  The mortgage term is four years maturing July 7, 2019 and may be extended for one additional period of one year, subject to certain criteria. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0%.  The mortgage amortizes on a 25-year schedule; and has a prepayment penalty if prepaid during the initial two years. The

Company used the proceeds from the mortgage to repay the existing first mortgage on the DoubleTree by Hilton Jacksonville Riverfront, to pay closing costs, to partially fund ongoing renovations at the DoubleTree by Hilton Jacksonville Riverfront and for general corporate purposes.

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

On March 21, 2016, we entered into an agreement with the existing lender to extend the maturity of the mortgage on The Whitehall until November 2017.

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

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties which are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project which constitute additions or improvements that extend the life of the property are capitalized.

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

At December 31, 2015, our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which was triggered by a combination of a change in anticipated use and future branding of the property and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration, resulting in an impairment of approximately $0.5 million.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2016 and December 31, 2015 were $326,459 and $339,542, respectively. Amortization expense for the three month periods ended March 31, 2016 and 2015 totaled $15,131 and $14,459, respectively.

Deferred Financing and Offering Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt and are reflected in mortgage loans, net on the consolidated balance sheets. Deferred offering costs are recorded at cost and consist of offering fees and other costs incurred in issuing equity and are reflected in prepaid expenses, inventory and other assets on the consolidated balance sheets. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

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

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we primarily are using an interest rate cap which acts as a cash flow hedge. We value our interest-rate cap at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We also have used derivative instruments in the Company’s stock to obtain more favorable terms on our financing. We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

	Level 1	Level 2	Level 3
December 31, 2015
Investment in hotel property, net(1)	$—	$—	$5,700,000
Interest Rate Cap(4)	$—	$70,981	$—
Mortgage loans(2)	$—	$(272,933,327)	$—
Unsecured notes(3)	$(54,238,600)	$—	$—
March 31, 2016
Investment in hotel property, net(1)	$—	$—	$—
Interest Rate Cap(4)	$—	$20,424	$—
Mortgage loans(2)	$—	$(271,175,967)	$—
Unsecured notes(3)	$(54,212,840)	$—	$—

(1)

A non-recurring fair value measurement was conducted in 2015 for our investment in hotel property, which resulted in impairment charges for the year ended December 31, 2015, which represent the amount by which the carrying value of the asset group exceeded its fair value.

(2)	Mortgage loans are reflected at outstanding principal balance net of deferred financing costs on our Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015.
(3)	Unsecured notes are recorded at outstanding principal balance on our Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015.
(4)	Interest rate cap for our loan on DoubleTree by Hilton Jacksonville Riverfront, which caps the 1-month LIBOR rate at 2.5%.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.5 million and $0.5 million, for the three months ended March 31, 2016 and 2015, respectively.

A schedule of minimum future lease payments receivable for the remaining lease periods is as follows:

Remaining nine months ending December 31, 2016	$1,059,658
December 31, 2017	935,715
December 31, 2018	428,617
December 31, 2019	317,339
December 31, 2020	278,450
December 31, 2021 and thereafter	1,227,684
Total	$4,247,463

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of March 31, 2016 and December 31, 2015, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2016, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2015. In addition, as of March 31, 2016, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2015.

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

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of our executives and employees, all have vested except 12,000 shares issued to the Chief Financial Officer upon execution of his employment contract which will vest pro rata on each of the next three anniversaries of the effective date of his employment agreement. All of the 81,500 restricted shares issued to the Company’s independent directors have vested. The 2004 plan was terminated in 2013.

Under the 2013 Plan, the Company has made stock awards totaling 109,100 shares, including 72,350 non-restricted shares to certain executives and employees and 35,500 restricted shares issued to its independent directors.  All awards have vested except for 12,000 shares issued to the Company’s independent directors in January 2016, which will vest on December 31, 2016.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of March 31, 2016, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2013 Plan for the three months ended March 31, 2016 and 2015 was $196,742 and $271,036, respectively. The 2004 Plan was terminated in April 2013.

Advertising – Advertising costs were $74,063 and $52,856 for the three months ended March 31, 2016 and 2015, respectively. Advertising costs are expensed as incurred.

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

Reclassifications – Certain reclassifications in the amount of $4.1 million, from deferred financing costs, net in total assets on the balance sheet, have been netted against mortgage loans on the December 31, 2015 balances to conform to the current period presentation. This presentation applies Accounting Standards Update (“ASU”) 2015-03, ““Simplifying the Presentation of Debt Issuance Costs.”

New Accounting Pronouncements – In April 2015, the FASB issued ASU 2015-03 related to “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense.” According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until that debt liability amount is recorded.  For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is applicable for our interim periods within 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted).  We adopted this ASU and it is being applied during our 2016 reporting.

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

3. Investment in Hotel Properties, Net

Investment in hotel properties as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Land and land improvements	$59,941,097	$59,910,212
Buildings and improvements	336,275,927	333,720,421
Furniture, fixtures and equipment	44,622,512	42,245,334
	440,839,536	435,875,967
Less: accumulated depreciation and impairment	(84,561,699)	(80,912,725)
Investment in Hotel Properties, Net	$356,277,837	$354,963,242

4. Debt

Mortgage Loans, Net. As of March 31, 2016 and December 31, 2015, we had approximately $266.5 million and approximately $267.9 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	March 31,	December 31,	Prepayment		Maturity		Amortization		Interest
Property	2016	2015	Penalties		Date		Provisions		Rate
Crowne Plaza Hampton Marina	$3,263,585	$3,512,586	None		6/30/2016		$83,000	(1)	5.00%	(2)
Crowne Plaza Hollywood Beach Resort	59,647,289	59,795,743	n/a	(3)	10/1/2025		30 years		4.913%
Crowne Plaza Tampa Westshore	12,937,454	13,016,045	None		6/18/2017		25 years		5.60%
DoubleTree by Hilton Jacksonville Riverfront	19,692,994	19,774,577	Yes	(4)	7/7/2019	(5)	25 years		LIBOR plus 3.50%
DoubleTree by Hilton Laurel	9,467,956	9,500,000	Yes	(6)	8/5/2021		25 years		5.25%	(7)
DoubleTree by Hilton Philadelphia Airport	32,120,179	32,376,795	None		4/1/2019		25 years		LIBOR plus 3.00%	(8)
DoubleTree by Hilton Raleigh Brownstone –University	14,985,459	15,029,121	n/a	(9)	8/1/2018		30 years		4.78%
Georgian Terrace	46,450,174	46,579,011	n/a	(10)	6/1/2025		30 years		4.42%
Hilton Savannah DeSoto	20,431,819	20,522,836	Yes	(11)	9/1/2017		25 years		6.06%
Hilton Wilmington Riverside	19,679,345	19,825,772	Yes	(11)	4/1/2017		25 years		6.21%
Sheraton Louisville Riverside	11,283,324	11,345,866	n/a	(9)	1/6/2017		25 years		6.24%
The Whitehall	20,331,342	20,459,256	None		11/13/2017	(12)	25 years		4.50%
Total Mortgage Principal Balance	$270,290,920	$271,737,608
Deferred financing costs, net	(4,051,603)	(4,086,114)
Unamortized premium on loan	233,857	240,336
Total Mortgage Loans, Net	$266,473,174	$267,891,830

(1)	The Operating Partnership is required to make monthly principal payments of $83,000.
(2)	The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.
(3)	With limited exception, the note may not be prepaid until June 2025.
(4)	The note is subject to a pre-payment penalty until July 2017. Prepayment can be made without penalty thereafter.
(5)	The note provides that the mortgage can be extended until July 2020 if certain conditions have been satisfied.
(6)	The note is subject to a pre-payment penalty except for any pre-payments made either between April 2017 and August 2017, or from April 2021 through maturity of the note.
(7)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.
(8)	The note bears a minimum interest rate of 3.50%.
(9)	With limited exception, the note may not be prepaid until two months before maturity.
(10)	With limited exception, the note may not be prepaid until February 2025.
(11)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(12)	The note was extended in March 2016 and provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of March 31, 2016.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of March 31, 2016 were as follows:

For the remaining nine months ended December 31, 2016	$7,690,171
December 31, 2017	86,680,710
December 31, 2018	18,078,266
December 31, 2019	31,732,731
December 31, 2020	19,841,299
December 31, 2021 and thereafter	106,267,743
Total future maturities	$270,290,920

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

5. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the three months ended March 31, 2016 and 2015 each totaled $18,245 and $15,866, respectively.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at August 1, 2018, or at the end of any 10-year renewal period, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months ended March 31, 2016 and 2015, each totaled $23,871.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended March 31, 2016 and 2015, each totaled $651.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the three months ended March 31, 2016 and 2015, each totaled $1,505.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018.  Rent expense for the three months ended March 31, 2016 and 2015 totaled $23,871 and $20,920.

We also lease certain furniture and equipment under financing arrangements expiring between April 2016 and March 2019.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

For the remaining nine months ended December 31, 2016	$215,295
December 31, 2017	228,793
December 31, 2018	176,740
December 31, 2019	100,480
December 31, 2020	95,482
December 31, 2021 and thereafter	541,065
Total	$1,357,855

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – At March 31, 2016, each of our wholly-owned operating hotels was operated under a management agreement with Chesapeake Hospitality.  Effective January 1, 2015, each of our wholly-owned hotels operated under a new master agreement as well as an individual hotel management agreement (see Note 7).  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of March 31, 2016, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between July 2017 and September 2025.    Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the DoubleTree by Hilton Brownstone-University, the Sheraton Louisville Riverside and the Georgian Terrace an amount equal to 1/12 of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh Brownstone–University, The Whitehall, Crowne Plaza Hampton Marina and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

Litigation –To our knowledge, we are not involved in any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

6. Equity

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

The following is a schedule of issuances, since January 1, 2015, of the Company’s common stock:

On February 2, 2016, the Company was issued 36,250 units in the Operating Partnership and awarded an aggregate of 22,000 shares of unrestricted stock to certain executives and employees as well as 12,000 shares of restricted stock and 2,250 shares of unrestricted stock to certain of its independent directors.

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

As of March 31, 2016 and December 31, 2015, the Company had 14,949,651 and 14,490,714 shares of common stock outstanding, respectively.

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

There were no issuances or redemptions, since January 1, 2015, of units in the Operating Partnership other than the issuances of units in the Operating Partnership to the Company described above.

As of March 31, 2016 and December 31, 2015, the total number of Operating Partnership units outstanding was 16,727,791 and 16,691,541, respectively.

As of March 31, 2016 and December 31, 2015, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 2,200,827, respectively, with a fair market value of approximately $9.1 million and $15.0 million, based on the price per share of the common stock on such respective dates.

7. Related Party Transactions

Chesapeake Hospitality. As of March 31, 2016, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,760,001 shares, approximately 11.8%, of the Company’s outstanding common stock as well as 870,271 Operating Partnership units. The indirect equity owners of Chesapeake Hospitality include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims.  The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At March 31, 2016 and December 31, 2015, we were due $55,919 and $0, respectively, from Chesapeake Hospitality.

Management Agreements – Each of the hotels that we wholly-owned at March 31, 2016 were operated by Chesapeake Hospitality under various management agreements that were to expire between December 2014 and March 2019.  Under those now terminated agreements, Chesapeake Hospitality received a base management fee of 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. The agreements also provided for an incentive management fee due annually in arrears within 90 days of the end of the fiscal year equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis for eight hotels and on an individual basis for two other hotels, for a given year exceeds the gross operating profit for the same hotel(s), for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotel(s) included in the incentive fee calculation.  The management agreement for The Whitehall did not provide for any incentive management fee.  Additionally, the management agreement for the Georgian Terrace provided for an administrative fee of $30,000 per year for as long as the adjacent parking garage is managed by a third party.

On December 15, 2014, we entered into a new master agreement and a series of individual hotel management agreements that became effective on January 1, 2015.  The master agreement has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for The Whitehall and the Georgian Terrace will remain at 2.00% through 2015, increases to 2.25% in 2016 and increases to 2.50% thereafter.  The base management fees for the remaining properties in the current portfolio will be 2.65% through 2017 and decreases to 2.50% thereafter.  For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.  On July 31, 2015, we entered into a new management agreement for the management of the Crowne Plaza Hollywood Beach Resort, with a base management fee of 2.00% for the first full year from the commencement date through the anniversary date, 2.25% for the second full year, and 2.50% for every year thereafter.

Base management and administrative fees earned by Chesapeake Hospitality for our wholly owned properties totaled $932,386 and $753,898 for the three months ended March 31, 2016 and 2015, respectively.  In addition, estimated incentive management fees of $13,698 and $35,349 were accrued for the three months ended March 31, 2016 and 2015, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1,326,154 and $1,118,556 for the three months ended March 31, 2016 and 2015, respectively.

Crowne Plaza Hollywood Beach Resort JV.  Since July 31, 2015, we own 100% of the Crowne Plaza Hollywood Beach Resort, which is no longer considered a related party and has a new management agreement as of July 31, 2015.  However, through July 30, 2015 we owned a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. The following is a summary of the transactions between Crowne Plaza Hollywood Beach Resort and us:

Management Agreement – Crowne Plaza Hollywood Beach Resort was operated by Chesapeake Hospitality under a management agreement that was set to expire August 2017.  Under this agreement Chesapeake Hospitality received a base management fee of 3.0% of gross revenues. Base management fees earned by Chesapeake Hospitality totaled $211,259 for the three months ended March 31, 2015.

Asset Management Fee – Also, under an asset management agreement that terminated on July 31, 2015, MHI Hospitality TRS II, LLC, an indirect subsidiary of the Company, received a fee of 1.50% of total revenue which was due on a quarterly basis for services rendered. Asset management fees totaled $105,629 for the three months ended March 31, 2015.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded warriors.  As of March 31, 2016 and December 31, 2015, the balance of the loan was $130,000 and $160,000, respectively.

Others. On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a brand manager. Compensation for the three months ended March 31, 2016 and 2015 totaled approximately $85,521 and $62,972, respectively, for the three individuals.

During the three month period ending March 31, 2016 and 2015, the Company reimbursed $28,802  and $0, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

8. Retirement Plan

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $29,231 and $12,787 for the three months ended March 31, 2016 and 2015, respectively.

9. Unconsolidated Joint Venture

As of March 31, 2016 and December 31, 2015, we own 100% of the Crowne Plaza Hollywood Beach Resort and it is consolidated within the financial statements presented.  However through July 30, 2015 we owned only a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Carlyle owned a 75.0% indirect controlling interest in these entities through July 30, 2015. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment through March 31, 2015, which is accounted for under the equity method, is as follows:

Three Months Ended
March 31, 2015
(unaudited)
Revenue
Rooms department	$5,744,329
Food and beverage department	871,287
Other operating departments	426,343
Total revenue	7,041,959
Expenses
Hotel operating expenses
Rooms department	952,598
Food and beverage department	637,728
Other operating departments	166,908
Indirect	2,169,747
Total hotel operating expenses	3,926,981
Depreciation and amortization	444,576
General and administrative	127,145
Total operating expenses	4,498,702
Operating income	2,543,257
Interest expense	(645,860)
Net income	$1,897,397

.

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
General and administrative	$3,142,543	$2,574,104
Sales and marketing	3,511,030	2,645,062
Repairs and maintenance	1,854,619	1,606,670
Utilities	1,528,962	1,422,778
Franchise fees	1,087,921	884,764
Management fees, including incentive	946,083	789,246
Property taxes	1,293,355	952,642
Insurance	694,202	543,386
Other	76,880	49,691
Total indirect hotel operating expenses	$14,135,595	$11,468,343

11. Income Taxes

The components of the income tax benefit for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	51,390	57,679
	51,390	57,679
Deferred:
Federal	(395,225)	(425,159)
State	(92,244)	(71,295)
	(487,469)	(496,454)
	$(436,079)	$(438,775)

A reconciliation of the statutory federal income tax benefit to the Company’s income tax benefit is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Statutory federal income tax expense	$37,330	$93,528
Effect of non-taxable REIT income	(514,263)	(518,687)
State income tax benefit	40,854	(13,616)
	$(436,079)	$(438,775)

As of March 31, 2016 and December 31, 2015, we had a net deferred tax asset of approximately $5.9 million and $5.4 million, respectively, of which, approximately $5.1 million and $4.5 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of both March 31, 2016 and December 31, 2015, approximately $0.2 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years.  The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.  We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Numerator
Net income attributable to the Company for basic computation	$483,095	$575,336

Denominator
Weighted average number of common shares outstanding for basic computation	14,792,911	10,595,801
Basic and diluted net income per share	$0.03	$0.05

Income Per Unit – The computation of basic and diluted earnings per unit is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Numerator
Net income	$545,874	$713,859
Denominator
Weighted average number of units outstanding	16,715,044	13,146,628
Basic and diluted net income per unit	$0.03	$0.05

13. Subsequent Events

On April 11, 2016, we paid a quarterly dividend (distribution) of $0.085 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on March 15, 2016.

On April 27, 2016, we authorized payment of a quarterly dividend (distribution) of $0.09 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of June 15, 2016. The dividend (distribution) is to be paid on July 11, 2016.

On April 29, 2016, we entered into a purchase and sale agreement to sell the Crowne Plaza Hampton Marina hotel to Three Capital Hotels, Inc. for a price of $5.8 million.  The closing of the sale is subject to various customary closing conditions, including the satisfactory completion of a diligence review of the hotel, the accuracy of representations and warranties through closing, and conditions related to the operation and maintenance of the hotel.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,011 rooms. All of our properties, except for the Georgian Terrace and The Whitehall, operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree and Sheraton.   As of March 31, 2016, we owned the following hotel properties:

	Number
Property	of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Hollywood Beach Resort	311	Hollywood, FL	August 9, 2007	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Jacksonville Riverfront	293	Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208	Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent(1)
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259	Houston, TX	November 13, 2013	Independent(1)
Total	3,011

(1)	We believe that the Georgian Terrace and The Whitehall would each carry a chain scale designation of upper upscale if they were branded hotels.

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 89.1% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our initial properties and related assets.

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

RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (such as housekeeping services, laundry, utilities, room supplies, franchise fees, management fees, credit card commissions and reservation expenses), but could also result in increased non-room revenue from the hotel’s restaurant, banquet or parking facilities. Changes in RevPAR that are primarily driven by changes in ADR typically have a greater impact on operating margins and profitability as they do not generate all of the additional variable operating costs associated with higher occupancy.

We also use FFO, Adjusted FFO and Hotel EBITDA as a measure of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended March 31, 2016 and 2015, respectively, for the Company’s wholly-owned properties, during each respective reporting period (“actual” portfolio metrics), as well as the eleven wholly-owned properties in the portfolio that were under the Company’s control during the three months ended March 31, 2016 and the corresponding period in 2015 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture in August 2007 and in which the Company had a 25.0% indirect interest prior to its acquisition of the remaining 75.0% interest in July 2015.

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Actual Portfolio Metrics
Occupancy %	68.6%	68.3%
ADR	$145.37	$128.65
RevPAR	$99.72	$87.87
Same-Store Portfolio Metrics
Occupancy %	66.3%	68.3%
ADR	$133.66	$128.65
RevPAR	$88.61	$87.87

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Revenue.  Total revenue for the three months ended March 31, 2016 increased approximately $6.8 million, or 22.1%, to approximately $37.8 million compared to total revenue of approximately $31.0 million for the three months ended March 31, 2015. Approximately $6.8 million of the increase relates to the acquisition of our property in Hollywood Beach, Florida in July 2015.  Increases in revenues at our properties in Savannah, Georgia; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia were offset by decreases in revenue at our property impacted by renovation activities in Houston, Texas and other revenue decreases at properties in Wilmington, North Carolina; Raleigh, North Carolina; Philadelphia, Pennsylvania, Jeffersonville, Indiana and Atlanta, Georgia.

Room revenue increased approximately $6.0 million, or 28.1%, to approximately $27.3 million for the three months ended March 31, 2016 compared to room revenue of approximately $21.3 million for the three months ended March 31, 2015.  The increase in room revenue for the three months ended March 31, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $5.5 million for the period.  In addition, the increase in room revenue for the three months ended March 31, 2016 resulted from favorable results of a 0.4% increase in occupancy, a 13.0% increase in ADR and a 13.5% increase in RevPAR, as compared to the same period in 2015.

Food and beverage revenues increased approximately $0.5 million, or 6.8%, to approximately $8.2 million for the three months ended March 31, 2016 compared to food and beverage revenues of approximately $7.7 million for the three months ended March 31, 2015.   The increase in food and beverage revenues for the three months ended March 31, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.9 million for the period.  The increases in food and beverage revenues were offset by decreases in revenue at our property impacted by renovation activities in Houston, Texas and other revenue decreases at properties in Wilmington, North Carolina; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jeffersonville, Indiana and Atlanta, Georgia.

Revenue from other operating departments increased approximately $0.3 million, or 17.0%, to approximately $2.2 million for the three months ended March 31, 2016 compared to revenue from other operating departments of approximately $1.9 million for the three months ended March 31, 2015.  The increase in revenue from other operating departments for the three months ended March 31, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.3 million for the period.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $27.8 million for the three months ended March 31, 2016, an increase of approximately $4.7 million, or 20.4%, compared to total hotel operating expenses of approximately $23.1 million for the three months ended March 31, 2015.  The increase in hotel operating expenses for the three months ended March 31, 2016 was substantially related to increases from the acquired property in Hollywood Beach, Florida, accounting for increases in hotel operating expenses of approximately $5.5 million for the period, which was offset by reductions in hotel operating expenses at our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania and Houston, Texas.

Rooms expense for the three months ended March 31, 2016 increased approximately $1.3 million, or 21.2%, to approximately $7.1 million compared to rooms expense for the three months ended March 31, 2015 of approximately $5.8 million. The increase in rooms expense for the three months ended March 31, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for increases in rooms expense of approximately $1.1 million for the period.

Food and beverage expenses for the three months ended March 31, 2016 increased approximately $0.5 million, or 9.9%, to approximately $5.9 million compared to food and beverage expenses of approximately $5.4 million for the three months ended March 31, 2015.  The increase in food and beverage expenses for the three months ended March 31, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for increases in food and beverage expenses of approximately $0.7 million for the period.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2016 increased approximately $2.6 million, or 23.3%, to approximately $14.1 million compared to indirect expenses of approximately $11.5 million for the three months ended March 31, 2015.  The increase in indirect expenses for the three months ended March 31, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for increases in indirect expenses of approximately $2.1 million for the period, and approximately $0.2 million in property tax costs compared with the three months ended March 31, 2015.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2016 increased approximately $0.8 million, or 26.3%, to $3.7 million compared to depreciation and amortization of approximately $2.9 million for the three months ended March 31, 2015.  The increase was mostly attributable to increases in the depreciation related to our acquired property in Hollywood Beach, Florida, accounting for increases of approximately $0.5 million for the period.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended March 31, 2016 increased approximately $0.2 million, or 10.8% to approximately $1.6 million compared to corporate general and administrative expenses of approximately $1.4 million for the three months ended March 31, 2015.  The increase in corporate general and administrative expenses was mainly due to an increase in additional staffing and related salary increase of approximately $0.1 million, and increased professional fees of approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended March 31, 2016 increased approximately $0.8 million, or 22.7%, to approximately $4.6 million compared to interest expense of approximately $3.8 million for the three months ended March 31, 2015.  The increase in interest expense for the three months ended March 31, 2016 was substantially related to the assumed mortgage loan for the acquired property in Hollywood Beach, Florida, accounting for an increase in interest expense of approximately $0.7 million for the period.

Equity Income (Loss) in Joint Venture.  Equity income in joint venture for the three months ended March 31, 2015 represented our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort.  For the three months ended March 31, 2016 and 2015, we realized approximately $0 and $0.5 million net income, respectively.

Unrealized Loss on Hedging Activities.  As of March 31, 2016 the fair market value of the interest rate cap is $20,424.  The unrealized loss on hedging activities during the three months ended March 31, 2016 and 2015, was $50,557 and $0, respectively.

Income Taxes.  We had an income tax benefit of approximately $0.4 million for the three months ended March 31, 2016 compared to an income tax benefit of approximately $0.4 million for the three months ended March 31, 2015.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized an operating loss for the three months ended March 31, 2016 and for the three months ended March 31, 2015.

Net Income.  We realized net income for the three months ended March 31, 2016 of approximately $0.5 million compared to net income of approximately $0.7 million for the three months ended March 31, 2015 as a result of the operating results discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$545,874	$713,859
Depreciation and amortization	3,668,638	2,904,391
Equity in depreciation and amortization of joint venture	—	111,144
FFO	$4,214,512	$3,729,394
Increase in deferred income taxes	(487,469)	(496,454)
Loss on hedging activities	50,557	—
Adjusted FFO	$3,777,600	$3,232,940

Weighted average number of shares outstanding, basic and diluted	14,792,911	10,595,801

Weighted average number of non-controlling units	1,922,133	2,550,827

Weighted average number of shares and units outstanding, basic and diluted	16,715,044	13,146,628

FFO per share and unit	$0.25	$0.28

Adjusted FFO per share and unit	$0.23	$0.25

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$545,874	$713,859
Interest expense	4,632,632	3,774,535
Interest income	(8,830)	(10,102)
Income tax provision (benefit)	(436,079)	(438,775)
Depreciation and amortization	3,668,638	2,904,391
Equity in interest, depreciation and amortization of joint venture	—	272,609

EBITDA and Adjusted EBITDA	8,402,235	7,216,517

Corporate general and administrative	1,607,294	1,451,224
Equity in Adjusted EBITDA of joint venture	—	(746,958)
Unrealized loss on hedging activities	50,557	—
Other fee income	—	(105,629)
Hotel EBITDA	$10,060,086	$7,815,154

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels.  Cash flow provided by operating activities for the three months ended March 31, 2016 was approximately $6.6 million.  We had an increase in cash provided by operating activities for the three months ended March 31, 2016 of approximately $3.3 million, compared to the three months ended March 31, 2015.  The increase is mainly attributable to a net increase of changes in assets and liabilities of approximately $2.8 million, a decrease in net income of approximately $0.7 million which was offset by an approximate $1.2 million increase in other adjustments to reconcile net income to net cash provided by operating activities.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the three months ended March 31, 2016, we used approximately $5.0 million on capital expenditures, of which, approximately $1.5 million related to the routine replacement of furniture, fixtures and equipment and $3.5 million related to renovation of our properties in Atlanta, Georgia; Houston, Texas; and Savannah, Georgia.  We also contributed approximately $1.7 million during the three months ended March 31, 2016 into reserves required by the lenders for ten of our hotels according to the provisions of their respective loan agreements.  During the three months ended March 31, 2016, we received reimbursements from those reserves of approximately $4.0 million for capital expenditures related to those properties.

Financing Activities. Cash flow used by financing activities for the three months ended March 31, 2016 was approximately $0.5 million.  This outflow was mainly used for mortgage payments of $1.4 million, dividend and distribution payments of $1.3 million and payments of deferred financing costs of $0.3 million, offset by loan proceeds received of $2.6 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  Below is a description of capital expenditures by property:

•

At the Company’s hotel in Houston, Texas, renovations of the guestrooms and public spaces totaling an estimated $5.0 million are complete.  As of March 31, 2016, the Company had incurred costs totaling approximately $4.6 million toward this renovation.  Renovations were completed in April 2016.

•

At the Company’s hotel in Atlanta, Georgia, an estimated $7.0 million guestroom renovation is underway.  As of March 31, 2016, the Company had incurred costs totaling approximately $5.9 million toward this renovation.  Renovations are expected to be completed in November 2016.

•

At the Company’s hotel in Savannah, Georgia, renovations of the guestrooms and public spaces totaling an estimated $8.1 million are underway.  As of March 31, 2016, the Company had incurred costs totaling approximately $1.9 million toward this renovation.  Renovations are expected to be completed in August 2017.

Given our desire to complete the renovation activities at our properties in Houston, Texas and Atlanta, Georgia and to continue such activities in Savannah, Georgia, we aim to restrict all other capital expenditures at these hotels during the renovation period to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensor that is necessary to maintain our brand affiliation in Savannah, Georgia.  We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2016.

We expect a substantial portion of our capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors.  Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels.  We currently deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hampton Marina, the DoubleTree by Hilton Raleigh Brownstone-University, the Sheraton Louisville Riverside, The Whitehall, the DoubleTree by Hilton Jacksonville Riverfront, the Crowne Plaza Hollywood Beach Resort and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of March 31, 2016, we had total cash of approximately $18.6 million, of which approximately $15.0 million was in cash and cash equivalents and approximately $3.6 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

On March 21, 2016, we entered into an agreement to extend the maturity of the mortgage on The Whitehall until November 2017.

We are in negotiations to refinance the mortgage indebtedness on the Hilton Savannah DeSoto.  We hope to secure approximately $15.0M in additional proceeds at a lower rate of interest than the existing mortgage.  We anticipate that a portion of the proceeds will fund anticipated renovations at the property and that the balance will be available for general corporate purposes.

On June 30, 2016, the mortgage on the Crowne Plaza Hampton Marina matures.  On April 29, 2016, we entered into a purchase and sale agreement to sell the property.  If the sale does not close before the maturity date, or at all, we anticipate that we will either seek an extension of the mortgage with the existing lender or satisfy the outstanding balance out of working capital.

During the first half of 2017, the mortgages on the Sheraton Louisville Riverside, the Hilton Wilmington Riverside and the Crowne Plaza Tampa Westshore mature.  These mortgages contain no extension provisions.  We anticipate refinancing the indebtedness on each property prior to their respective maturity dates.

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

As of March 31, 2016, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at March 31, 2016 and December 31, 2015, respectively.

	March 31,	December 31,
	2016	2015
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income(1)	$6,229,669	$6,397,653
Interest expense(1)	17,373,927	16,515,827
Loss on early debt extinguishment	772,907	772,907
Unrealized loss on hedging activities	159,376	108,819
Gain on change in control	(6,603,148)	(6,603,148)
Gain on disposal of assets	(41,435)	(41,435)
Provision for taxes(1)	(1,333,337)	(1,336,033)
Equity in income of joint venture(1)	(1,165)	(475,514)
Impairment of investment in hotel properties, net(1)	500,000	500,000
Depreciation and amortization(1)	14,355,742	13,591,495
Corporate general and administrative expenses(1)	7,424,326	7,268,256
Consolidated income available for debt service(1)	38,836,862	36,698,827
Less: income of non-stabilized assets(1)	(19,008,163)	(16,284,975)
Stabilized Consolidated Income Available for Debt Service(1)	$19,828,699	$20,413,852
Interest expense(1)	$17,373,927	$16,515,827
Amortization of issuance costs(1)	(1,263,045)	(1,300,032)
Consolidated interest expense(1)	16,110,882	15,215,795
Less: interest expense of non-stabilized assets(1)	(5,963,364)	(5,295,224)
Stabilized Consolidated Interest Expense(1)	$10,147,518	$9,920,571
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	1.95	2.06
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$270,290,920	$271,977,944
Unsecured notes	52,900,000	52,900,000
Total debt	$323,190,920	$324,877,944
Stabilized Consolidated Income Available for Debt Service(1)	$19,828,699	$20,413,852
Capitalization rate	7.5%	7.5%
	264,382,653	272,184,693
Non-stabilized assets	299,150,000	305,255,698
Total cash	18,616,199	17,287,754
Adjusted Total Asset Value	$582,148,852	$594,728,145
Ratio of Debt to Adjusted Total Asset Value	0.56	0.55
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indentures, the DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and Crowne Plaza Hollywood Beach Resort, for the period ended March 31, 2016, and the DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront, Crowne Plaza Hollywood Beach Resort, and the Georgian Terrace, for the period ended December 31, 2015, are considered non-stabilized assets for purposes of the financial covenants.

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

In January 2016, we increased the quarterly dividend (distribution) to $0.085 per common share (and unit).

In April 2016, we increased the quarterly dividend (distribution) to $0.09 per common share (and unit).

Off-Balance Sheet Arrangements

Through a joint venture with a Carlyle subsidiary, until July 30, 2015 we owned a 25.0% indirect, noncontrolling interest in an entity that acquired the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood Beach, Florida in 2007.  Pursuant to the joint venture, we had the right to receive a pro rata share of operating surpluses and we had an obligation to fund our pro rata share of operating shortfalls.  We also had the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.  The Crowne Plaza Hollywood Beach Resort was leased to another entity in which we also owned a 25.0% indirect, noncontrolling interest.

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

There were no charges for impairment of hotel properties recorded for the three months ended March 31, 2016.

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

Revenue Recognition.  Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. We generally consider accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made.  Revenues are reported net of occupancy and other taxes collected from customers and remitted to governmental authorities. Receivables for amounts earned under various contracts are subject to audit.

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized.  Because of expected future taxable income of our TRS Lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2016.  Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

•	management and performance of our hotels;
•	risks associated with maintaining our system of internal controls;
•	risks associated with the conflicts of interest of the Company’s officers and directors;
•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;
•	supply and demand for hotel rooms in our current and proposed market areas;
•	risks associated with our ability to maintain our franchise agreements with our third party franchisors;
•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;
•	our ability to successfully expand into new markets;
•	legislative/regulatory changes, including changes to laws governing taxation of REITs;
•	the Company’s ability to maintain its qualification as a REIT; and
•	our ability to maintain adequate insurance coverage.

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

As of March 31, 2016, we had approximately $271.4 million of fixed-rate debt and approximately $51.8 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 5.58%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the DoubleTree by Hilton Jacksonville Riverfront remains at approximately $51.8 million, the balance at March 31, 2016, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

As of December 31, 2015, we had approximately $272.6 million of fixed-rate debt and approximately $52.3 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 5.58%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the DoubleTree by Hilton Jacksonville Riverfront remains at approximately $52.2 million, the balance at December 31, 2015, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

Item 4.	Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

On February 1, 2016, Andrew M. Sims and Kim E. Sims, holders of units in the Operating Partnership, redeemed 322,687 and 100,000 units, respectively, for an equivalent number of shares of the Company’s common stock.  The shares were issued to the unitholders pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

3.1

Articles of Amendment and Restatement of the Company (incorporated by reference to the document previously filed as Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004 (File No. 333-118873)).

3.3

Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.3 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

3.4

Articles Supplementary of the Company (incorporated by reference to the document previously filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

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

4.7

Indenture between Sotherly Hotels LP and Wilmington Trust, National Association, as trustee (incorporated by reference to the document previously filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 7, 2013).

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

Exhibit
Number	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: May 11, 2016	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: May 11, 2016	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1

Articles of Amendment and Restatement of the Company (incorporated by reference to the document previously filed as Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004 (File No. 333-118873)).

3.3

Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.3 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

3.4

Articles Supplementary of the Company (incorporated by reference to the document previously filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

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

4.7

Indenture between Sotherly Hotels LP and Wilmington Trust, National Association, as trustee (incorporated by reference to the document previously filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 7, 2013).

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

Exhibit
Number	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.