Form 10-Q
period 2016-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2016-08-12
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016, there were 14,949,651 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

EXPLANATORY NOTE

We refer to Sotherly Hotels Inc. as the “Company,” Sotherly Hotels LP as the “Operating Partnership,” and the Company’s common stock as “Common Stock.”  References to “we” and “our” mean the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2016 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 6 – Equity; and
•	Note 12 – Income Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment in hotel properties, net	$355,968,880	$354,963,242
Cash and cash equivalents	26,085,488	11,493,914
Restricted cash	4,484,016	5,793,840
Accounts receivable, net	4,064,322	4,071,175
Accounts receivable-affiliate	210,618	226,552
Loan proceeds receivable	—	2,600,711
Prepaid expenses, inventory and other assets	5,039,136	4,432,432
Deferred income taxes	5,397,989	5,390,374
TOTAL ASSETS	$401,250,449	$388,972,240
LIABILITIES
Mortgage loans, net	$279,454,808	$270,331,724
Unsecured notes, net	50,830,408	50,460,106
Accounts payable and accrued expenses	14,605,689	12,334,879
Advance deposits	2,197,892	1,651,840
Dividends and distributions payable	1,505,501	1,335,323
TOTAL LIABILITIES	$348,594,298	$336,113,872
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 14,949,651 shares and 14,490,714 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	149,496	144,907
Additional paid in capital	83,796,667	82,749,058
Distributions in excess of retained earnings	(34,262,825)	(33,890,834)
Total Sotherly Hotels Inc. stockholders’ equity	49,683,338	49,003,131
Noncontrolling interest	2,972,813	3,855,237
TOTAL EQUITY	52,656,151	52,858,368
TOTAL LIABILITIES AND OWNERS' EQUITY	$401,250,449	$388,972,240

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUE
Rooms department	$29,909,287	$26,351,371	$57,231,700	$47,687,785
Food and beverage department	9,578,410	8,605,316	17,828,089	16,332,123
Other operating departments	2,337,257	1,908,421	4,575,309	3,820,830
Total revenue	41,824,954	36,865,108	79,635,098	67,840,738
EXPENSES
Hotel operating expenses
Rooms department	7,599,209	6,498,077	14,679,842	12,341,017
Food and beverage department	6,490,681	5,700,236	12,430,542	11,105,621
Other operating departments	644,430	362,987	1,238,399	701,166
Indirect	14,613,064	12,332,869	28,748,658	23,801,212
Total hotel operating expenses	29,347,384	24,894,169	57,097,441	47,949,016
Depreciation and amortization	3,801,478	3,304,906	7,470,115	6,209,297
Corporate general and administrative	1,356,754	1,490,380	2,964,048	2,941,604
Total operating expenses	34,505,616	29,689,455	67,531,604	57,099,917
NET OPERATING INCOME	7,319,338	7,175,653	12,103,494	10,740,821
Other income (expense)
Interest expense	(4,613,165)	(3,840,435)	(9,245,797)	(7,614,970)
Interest income	10,207	15,308	19,038	25,409
Equity income in joint venture	—	24,368	—	498,717
Loss on early debt extinguishment	(70,293)	(698,083)	(70,293)	(698,083)
Loss on disposal of assets	(140,193)	—	(140,193)	—
Unrealized loss on hedging activities	(15,517)	—	(66,074)	—
Gain on involuntary conversion of asset	—	37,833	—	37,833
Net income before income taxes	2,490,377	2,714,644	2,600,175	2,989,727
Income tax provision	(512,827)	(955,535)	(76,747)	(516,760)
Net income	1,977,550	1,759,109	2,523,428	2,472,967
Less: Net income attributable to the noncontrolling interest	(216,444)	(327,999)	(279,223)	(466,523)
Net income attributable to the Company	$1,761,106	$1,431,110	$2,244,205	$2,006,444
Net income per share attributable to the Company
Basic and diluted	$0.12	$0.13	$0.15	$0.19

Weighted average number of shares outstanding
Basic and diluted	14,949,651	10,768,730	14,871,281	10,682,743

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Additional	Distributions
	Common Stock		Paid-	in Excess of	Noncontrolling
	Shares	Par Value	In Capital	Retained Earnings	Interest	Total
Balances at December 31, 2015	14,490,714	$144,907	$82,749,058	$(33,890,834)	$3,855,237	$52,858,368
Net income	—	—	—	2,244,205	279,223	2,523,428
Issuance of unrestricted common stock awards	24,250	242	128,040	—	—	128,282
Issuance of restricted common stock awards	12,000	120	63,360	—	—	63,480
Conversion of Operating Partnership units into shares of common stock	422,687	4,227	846,249	—	(850,476)	—
Amortization of restricted stock award	—	—	9,960	—	—	9,960
Dividends and distributions declared	—	—	—	(2,616,196)	(311,171)	(2,927,367)
Balances at June 30, 2016 (unaudited)	14,949,651	$149,496	$83,796,667	$(34,262,825)	$2,972,813	$52,656,151

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$2,523,428	$2,472,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,470,115	6,209,297
Equity income in joint venture	—	(498,717)
Amortization of deferred financing costs	626,807	686,249
Amortization of mortgage premium	(12,958)	—
Unrealized loss on derivative instrument	66,074	—
Loss on disposal of assets	140,193	—
Loss on early debt extinguishment	70,293	698,083
Charges related to equity-based compensation	201,722	276,016
Changes in assets and liabilities:
Restricted cash	37,066	(417,603)
Accounts receivable	6,853	(2,294,576)
Prepaid expenses, inventory and other assets	(712,835)	(467,358)
Deferred income taxes	(7,615)	408,804
Accounts payable and other accrued liabilities	2,522,235	1,844,024
Advance deposits	546,052	408,191
Accounts receivable - affiliate	15,934	40,734
Net cash provided by operating activities	13,493,364	9,366,111
Cash flows from investing activities:
Improvements and additions to hotel properties	(8,827,313)	(10,702,570)
Distributions from joint venture	—	600,000
Funding of restricted cash reserves	(4,272,057)	(3,715,397)
Proceeds from involuntary conversion of assets	—	37,833
Proceeds of restricted cash reserves	5,544,815	3,937,582
Net cash used in investing activities	(7,554,555)	(9,842,552)
Cash flows from financing activities:
Proceeds of mortgage debt	28,453,664	47,000,000
Proceeds from mortgage loan receivable	2,600,711	—
Proceeds from sale of common stock	—	682,210
Payments on mortgage debt and loans	(19,100,406)	(43,856,730)
Payment of deferred financing costs	(544,015)	(934,897)
Dividends and distributions paid	(2,757,189)	(1,773,965)
Net cash provided by financing activities	8,652,765	1,116,618
Net increase in cash and cash equivalents	14,591,574	640,177
Cash and cash equivalents at the beginning of the period	11,493,914	16,634,499
Cash and cash equivalents at the end of the period	$26,085,488	$17,274,676
Supplemental disclosures:
Cash paid during the period for interest	$8,071,068	$6,019,832
Cash paid during the period for income taxes	$59,490	$97,200
Non-cash investing and financing activities:
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$251,422	$633,167

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment in hotel properties, net	$355,968,880	$354,963,242
Cash and cash equivalents	26,085,488	11,493,914
Restricted cash	4,484,016	5,793,840
Accounts receivable, net	4,064,322	4,071,175
Accounts receivable-affiliate	210,618	226,552
Loan proceeds receivable	—	2,600,711
Prepaid expenses, inventory and other assets	5,039,136	4,432,432
Deferred income taxes	5,397,989	5,390,374
TOTAL ASSETS	$401,250,449	$388,972,240
LIABILITIES
Mortgage loans, net	$279,454,808	$270,331,724
Unsecured notes, net	50,830,408	50,460,106
Accounts payable and other accrued liabilities	14,605,689	12,334,879
Advance deposits	2,197,892	1,651,840
Dividends and distributions payable	1,505,501	1,335,323
TOTAL LIABILITIES	$348,594,298	$336,113,872

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
General Partner: 167,278 and 166,915 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	772,305	774,295
Limited Partners: 16,560,513 and 16,524,626 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	51,883,846	52,084,073
TOTAL PARTNERS’ CAPITAL	52,656,151	52,858,368
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$401,250,449	$388,972,240

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUE
Rooms department	$29,909,287	$26,351,371	$57,231,700	$47,687,785
Food and beverage department	9,578,410	8,605,316	17,828,089	16,332,123
Other operating departments	2,337,257	1,908,421	4,575,309	3,820,830
Total revenue	41,824,954	36,865,108	79,635,098	67,840,738
EXPENSES
Hotel operating expenses
Rooms department	7,599,209	6,498,077	14,679,842	12,341,017
Food and beverage department	6,490,681	5,700,236	12,430,542	11,105,621
Other operating departments	644,430	362,987	1,238,399	701,166
Indirect	14,613,064	12,332,869	28,748,658	23,801,212
Total hotel operating expenses	29,347,384	24,894,169	57,097,441	47,949,016
Depreciation and amortization	3,801,478	3,304,906	7,470,115	6,209,297
Corporate general and administrative	1,356,754	1,490,380	2,964,048	2,941,604
Total operating expenses	34,505,616	29,689,455	67,531,604	57,099,917
NET OPERATING INCOME	7,319,338	7,175,653	12,103,494	10,740,821
Other income (expense)
Interest expense	(4,613,165)	(3,840,435)	(9,245,797)	(7,614,970)
Interest income	10,207	15,308	19,038	25,409
Equity income in joint venture	—	24,368	—	498,717
Loss on early debt extinguishment	(70,293)	(698,083)	(70,293)	(698,083)
Loss on disposal of assets	(140,193)	—	(140,193)	—
Unrealized loss on hedging activities	(15,517)	—	(66,074)	—
Gain on involuntary conversion of asset	—	37,833	—	37,833
Net income before income taxes	2,490,377	2,714,644	2,600,175	2,989,727
Income tax provision	(512,827)	(955,535)	(76,747)	(516,760)
Net income	$1,977,550	$1,759,109	$2,523,428	$2,472,967
Net income per unit
Basic and diluted	$0.12	$0.13	$0.15	$0.19

Weighted average number of units outstanding
Basic and diluted	16,727,791	13,052,524	16,721,417	13,099,316

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	General Partner		Limited Partner
	Units	Amount	Units	Amounts	Total
Balances at December 31, 2015	166,915	$774,295	16,524,626	$52,084,073	$52,858,368
Issuance of partnership units	363	1,918	35,887	189,844	191,762
Amortization of restricted units award	—	100	—	9,860	9,960
Distributions declared	—	(29,242)	—	(2,898,125)	(2,927,367)
Net income	—	25,234	—	2,498,194	2,523,428
Balances at June 30, 2016 (unaudited)	167,278	$772,305	16,560,513	$51,883,846	$52,656,151

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$2,523,428	$2,472,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,470,115	6,209,297
Equity income in joint venture	—	(498,717)
Amortization of deferred financing costs	626,807	686,249
Amortization of mortgage premium	(12,958)	—
Unrealized loss on derivative instrument	66,074	—
Loss on disposal of assets	140,193	—
Loss on early debt extinguishment	70,293	698,083
Charges related to equity-based compensation	201,722	276,016
Changes in assets and liabilities:
Restricted cash	37,066	(417,603)
Accounts receivable	6,853	(2,294,576)
Prepaid expenses, inventory and other assets	(712,835)	(467,358)
Deferred income taxes	(7,615)	408,804
Accounts payable and other accrued liabilities	2,522,235	1,844,024
Advance deposits	546,052	408,191
Accounts receivable - affiliate	15,934	40,734
Net cash provided by operating activities	13,493,364	9,366,111
Cash flows from investing activities:
Improvements and additions to hotel properties	(8,827,313)	(10,702,570)
Distributions from joint venture	—	600,000
Funding of restricted cash reserves	(4,272,057)	(3,715,397)
Proceeds from involuntary conversion of assets	—	37,833
Proceeds of restricted cash reserves	5,544,815	3,937,582
Net cash used in investing activities	(7,554,555)	(9,842,552)
Cash flows from financing activities:
Proceeds of mortgage debt	28,453,664	47,000,000
Proceeds from mortgage loan receivable	2,600,711	—
Proceeds from sale of common stock	—	682,210
Payments on mortgage debt and loans	(19,100,406)	(43,856,730)
Payment of deferred financing costs	(544,015)	(934,897)
Distributions paid	(2,757,189)	(1,773,965)
Net cash provided by financing activities	8,652,765	1,116,618
Net increase in cash and cash equivalents	14,591,574	640,177
Cash and cash equivalents at the beginning of the period	11,493,914	16,634,499
Cash and cash equivalents at the end of the period	$26,085,488	$17,274,676
Supplemental disclosures:
Cash paid during the period for interest	$8,071,068	$6,019,832
Cash paid during the period for income taxes	$59,490	$97,200
Non-cash investing and financing activities:
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$251,422	$633,167

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at June 30, 2016, was approximately 89.4% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On June 27, 2016, the Company entered into a promissory note and other loan documents to secure a $35.0 million mortgage on the Hilton Savannah DeSoto with MONY Life Insurance Company.  The mortgage term is ten years maturing July 1, 2026, subject to certain criteria. The mortgage bears a fixed interest rate of 4.25%.  The mortgage amortizes on a 25-year schedule after a 1-year interest-only period. The Company used the proceeds to repay the existing first mortgage on the Hilton Savannah DeSoto and to pay closing costs, and will use the balance of the proceeds to fund ongoing renovations at the hotel and for general corporate purposes.

On June 30, 2016, the Company entered into a loan agreement and other loan documents, including a guaranty of payment by the Operating Partnership, to secure a $19.0 million mortgage on the Crowne Plaza Tampa Westshore with Fifth Third Bank.  The mortgage term has an initial term of three years, and may be extended for two additional periods of one year each, subject to certain conditions. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.75%, subject to a floor rate of 3.75%.  The mortgage amortizes on a 25-year schedule.  The Company used the proceeds to repay the existing first mortgage on the Crowne Plaza Tampa Westshore and to pay closing costs, and will use the balance of the proceeds for general corporate purposes.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2016 and December 31, 2015 were $313,377 and $339,542, respectively. Amortization expense for the three month periods ended June 30, 2016 and 2015 totaled $13,083 and $12,750, respectively, and for the six month periods ended June 30, 2016 and 2015 totaled $30,262 and $25,500, respectively.

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

	Level 1	Level 2	Level 3
December 31, 2015
Investment in hotel property, net(1)	$—	$—	$5,700,000
Interest Rate Cap(4)	$—	$70,981	$—
Mortgage loans(2)	$—	$(272,933,327)	$—
Unsecured notes(3)	$(54,238,600)	$—	$—
June 30, 2016
Interest Rate Cap(4)	$—	$4,907	$—
Mortgage loans(2)	$—	$(281,062,225)	$—
Unsecured notes(3)	$(53,902,800)	$—	$—

(1)

A non-recurring fair value measurement was conducted in 2015 for our investment in hotel property, which resulted in impairment charges for the year ended December 31, 2015, which represent the amount by which the carrying value of the asset group exceeded its fair value.

(2)	Mortgage loans are reflected at outstanding principal balance net of deferred financing costs on our Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015.
(3)	Unsecured notes are recorded at outstanding principal balance on our Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015.
(4)	Interest rate cap for our loan on DoubleTree by Hilton Jacksonville Riverfront, which caps the 1-month LIBOR rate at 2.5%.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.4 million, for the three months ended June 30, 2016 and 2015, respectively, and approximately $0.9 million and $0.9 million, for the six months ended June 30, 2016 and 2015, respectively.

A schedule of minimum future lease payments receivable for the remaining lease periods is as follows:

Remaining six months ending December 31, 2016	$730,416
December 31, 2017	941,311
December 31, 2018	430,164
December 31, 2019	313,578
December 31, 2020	273,939
December 31, 2021 and thereafter	1,252,315
Total	$3,941,723

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of June 30, 2016 and December 31, 2015, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2016, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2015. In addition, as of June 30, 2016, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2015.

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

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of our executives and employees, all have vested except 12,000 shares issued to the Chief Financial Officer upon execution of his employment contract which will vest pro rata on each of the next two anniversaries of the effective date of his employment agreement. All of the 81,500 restricted shares issued to the Company’s independent directors have vested. The 2004 Plan was terminated in 2013.

Under the 2013 Plan, the Company has made stock awards totaling 109,100 shares, including 72,350 non-restricted shares to certain executives and employees and 35,500 restricted shares issued to its independent directors.  All awards have vested except for 12,000 shares issued to the Company’s independent directors in January 2016, which will vest on December 31, 2016.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of June 30, 2016, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 and 2013 Plans for the six months ended June 30, 2016 and 2015 was $201,722 and $276,016, respectively.

Advertising – Advertising costs were $120,996 and $56,799 for the three months ended June 30, 2016 and 2015, respectively, and were $195,059 and $109,655 for the six months ended June 30, 2016 and 2015, respectively. Advertising costs are expensed as incurred.

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

Reclassifications – Certain reclassifications in the amount of $4.1 million, from deferred financing costs, net in total assets on the consolidating balance sheet, have been netted against mortgage loans and unsecured debt on the December 31, 2015 balances to conform to the current period presentation. This presentation applies Accounting Standards Update (“ASU”) 2015-03, ““Simplifying the Presentation of Debt Issuance Costs.” Loss on early debt extinguishments in the amount of $698,083 has been reclassified from amortization of deferred financing costs on the consolidated statements of cash flows as of June 30, 2015 to conform to the current period presentation.

New Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently assessing the impact that the adoption of this standard will have on the balance sheets and statements of operations.

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

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Land and land improvements	$58,824,117	$59,910,212
Buildings and improvements	340,426,239	333,720,421
Furniture, fixtures and equipment	44,370,717	42,245,334
	443,621,073	435,875,967
Less: accumulated depreciation and impairment	(87,652,193)	(80,912,725)
Investment in Hotel Properties, Net	$355,968,880	$354,963,242

4. Debt

Mortgage Loans, Net. As of June 30, 2016 and December 31, 2015, we had approximately $279.5 million and approximately $270.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	June 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2016	2015	Penalties	Date	Provisions	Rate
Crowne Plaza Hampton Marina (1)	$3,015,000	$3,512,586	None	9/30/2016	$83,000	5.00%
Crowne Plaza Hollywood Beach Resort (2)	59,438,585	59,795,743	n/a	10/1/2025	30 years	4.913%
Crowne Plaza Tampa Westshore (3)	15,700,000	13,016,045	None	6/30/2019	25 years	LIBOR plus 3.75%
DoubleTree by Hilton Jacksonville Riverfront (4)	19,573,953	19,774,577	Yes	7/7/2019	25 years	LIBOR plus 3.50%
DoubleTree by Hilton Laurel (5)	9,422,713	9,500,000	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (6)	31,864,469	32,376,795	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone –University (7)	14,923,284	15,029,121	n/a	8/1/2018	30 years	4.78%
The Georgian Terrace (8)	46,266,531	46,579,011	n/a	6/1/2025	30 years	4.42%
Hilton Savannah DeSoto (9)	30,000,000	20,522,836	Yes	7/1/2026	25 years	4.25%
Hilton Wilmington Riverside (10)	19,530,632	19,825,772	Yes	4/1/2017	25 years	6.21%
Sheraton Louisville Riverside (11)	11,221,725	11,345,866	n/a	1/6/2017	25 years	6.24%
The Whitehall (12)	20,204,267	20,459,256	None	11/13/2017	25 years	4.50%
Total Mortgage Principal Balance	$281,161,159	$271,737,608
Deferred financing costs, net	(1,933,729)	(1,646,220)
Unamortized premium on loan	227,378	240,336
Total Mortgage Loans, Net	$279,454,808	$270,331,724

(1)

The note was extended in May 2016 for three months until September 30, 2016 and the Operating Partnership is required to make monthly principal payments of $83,000. The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.

(2)	With limited exception, the note may not be prepaid until June 2025.
(3)	The note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions. The note bears a minimum interest rate of 3.75%.
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

(6)	The note bears a minimum interest rate of 3.50%.
(7)	With limited exception, the note may not be prepaid until two months before maturity.
(8)	With limited exception, the note may not be prepaid until February 2025.

(9)	The note is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.
(10)	The note may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.
(11)	With limited exception, the note may not be prepaid until two months before maturity.
(12)	The note was extended in March 2016 and provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.

As of June 30, 2016, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of The Whitehall mortgage. At June 30, 2016, we failed to meet the Debt Service Coverage Ratio (“DSCR”) covenant. We are currently in discussions with the existing lender to modify the loan with an extension of the maturity date, a reduction of the principal amount of approximately $3.0 million, and a reduced monthly payment.  We expect that the modification will include a waiver through June 30, 2016 with regard to the DSCR.  Notwithstanding the modification discussions, the existing loan agreement contains a balancing provision that allows us to either pay down the principal balance of the loan or offer cash collateral sufficient to meet the DSCR requirement.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of June 30, 2016 were as follows:

For the remaining six months ended December 31, 2016	$5,739,421
December 31, 2017	54,568,469
December 31, 2018	19,245,160
December 31, 2019	47,496,881
December 31, 2020	20,725,204
December 31, 2021 and thereafter	133,386,024
Total future maturities	$281,161,159

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

5. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the three months ended June 30, 2016 and 2015 totaled $18,246 and $15,866, respectively and for the six months ended June 30, 2016 and 2015, totaled $36,491 and $31,734, respectively.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at August 1, 2018, or at the end of any 10-year renewal period, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three and six months ended June 30, 2016 and 2015, each totaled $23,871and $47,741, respectively.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.

The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three and six months ended June 30, 2016 and 2015, each totaled $651 and $1,301, respectively.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the three and six months ended June 30, 2016 and 2015, each totaled $1,505 and $3,010, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018.  Rent expense for the three months ended June 30, 2016 and 2015 totaled $22,552 and $22,222 and for the six months ended June 30, 2016 and 2015 totaled $45,899 and $41,369, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between October 2017 and March 2019.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

For the remaining six months ended December 31, 2016	$138,374
December 31, 2017	227,390
December 31, 2018	176,740
December 31, 2019	100,480
December 31, 2020	95,482
December 31, 2021 and thereafter	541,065
Total	$1,279,531

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – At June 30, 2016, each of our wholly-owned operating hotels was operated under a management agreement with Chesapeake Hospitality.  Effective January 1, 2015, each of our wholly-owned hotels operated under a new master agreement as well as an individual hotel management agreement (see Note 7).  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of June 30, 2016, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between July 2017 and September 2025.    Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the DoubleTree by Hilton Brownstone-University, the Sheraton Louisville Riverside and The Georgian Terrace an amount equal to 1/12th of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh Brownstone–University, The Whitehall, Crowne Plaza Hampton Marina and The Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

Litigation –To our knowledge, we are not involved in any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

6. Equity

Preferred Stock – The Company has authorized 1,000,000 shares of preferred stock, of which 27,650 shares were issued as Series A Cumulative Redeemable Preferred Stock, and subsequently redeemed and retired in 2013.  None of the remaining authorized shares have been issued.

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

As of June 30, 2016 and December 31, 2015, the Company had 14,949,651 and 14,490,714 shares of common stock outstanding, respectively.

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

As of June 30, 2016 and December 31, 2015, the total number of Operating Partnership units outstanding was 16,727,791 and 16,691,541, respectively.

As of June 30, 2016 and December 31, 2015, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 2,200,827, respectively, with a fair market value of approximately $9.1 million and $15.0 million, based on the price per share of the common stock on such respective dates.

7. Related Party Transactions

Chesapeake Hospitality. As of June 30, 2016, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,760,001 shares, approximately 11.8%, of the Company’s outstanding common stock as well as 870,271 Operating Partnership units. The indirect equity owners of Chesapeake Hospitality include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims.  The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At June 30, 2016 and December 31, 2015, there were no receivables due, respectively, from Chesapeake Hospitality.

Management Agreements – On December 15, 2014, we entered into a new master agreement and a series of individual hotel management agreements that became effective on January 1, 2015.  The master agreement has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for The Whitehall and The Georgian Terrace will remain at 2.00% through 2015, increases to 2.25% in 2016 and increases to 2.50% thereafter.  The base management fees for the remaining properties in the current portfolio will be 2.65% through 2017 and decreases to 2.50% thereafter.  For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.  On July 31, 2015, we entered into a new management agreement for the management of the Crowne Plaza Hollywood Beach Resort, with a base management fee of 2.00% for the first full year from the commencement date through the anniversary date, 2.25% for the second full year, and 2.50% for every year thereafter.

Base management and administrative fees earned by Chesapeake Hospitality for our wholly owned properties totaled $1,050,008 and $1,982,394 for the three and six months ended June 30, 2016 and $912,540 and $1,666,437 for the three and six months ended June 30, 2015, respectively.  In addition, estimated incentive management fees of $33,305 and $47,002 were accrued for the three and six months ended June 30, 2016 and $59,460 and $94,808 were accrued for the three and six months ended June 30, 2015, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1,219,458 and $2,252,602 for the three and six months ended June 30, 2016 and were approximately $1,123,117 and $2,241,674 for the three and six months ended June 30, 2015, respectively.

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

Management Agreement – Crowne Plaza Hollywood Beach Resort was operated by Chesapeake Hospitality under a management agreement that was set to expire August 2017.  Under this agreement Chesapeake Hospitality received a base management fee of 3.0% of gross revenues. Base management fees earned by Chesapeake Hospitality totaled $146,869 and $358,128 for the three and six months ended June 30, 2015.

Asset Management Fee – Also, under an asset management agreement that terminated on July 31, 2015, MHI Hospitality TRS II, LLC, an indirect subsidiary of the Company, received a fee of 1.50% of total revenue which was due on a quarterly basis for services rendered. Asset management fees totaled $73,435 and $179,064 for the three and six months ended June 30, 2015.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded warriors.  As of June 30, 2016 and December 31, 2015, the balance of the loan was $80,000 and $160,000, respectively.

Others. On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a brand manager. Compensation for the three months ended June 30, 2016 and 2015 totaled approximately $81,110 and $67,596, respectively, and for the six months ended June 30 2016 and 2015 totaled approximately $164,848 and $133,840, respectively, for the three individuals.

During the three month period ending June 30, 2016 and 2015, the Company reimbursed $40,966 and $25,302, respectively, and during the six month period ending June 30 2016 and 2015 the Company reimbursed $69,768 and $25,302, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

8. Retirement Plan

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $21,257 and $45,945 for the three and six months ended June 30, 2016 and totaled $14,934 and $27,610 for the three and six months ended June 30, 2015, respectively.

9. Unconsolidated Joint Venture

As of June 30, 2016 and December 31, 2015, we own 100% of the Crowne Plaza Hollywood Beach Resort and it is consolidated within the financial statements presented.  However through July 30, 2015 we owned only a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Affiliates of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”) owned a 75.0% indirect controlling interest in these entities through July 30, 2015. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment for the three and six month periods June 30, 2015, which is accounted for under the equity method, is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(unaudited)	(unaudited)
Revenue
Rooms department	$3,777,455	$9,521,784
Food and beverage department	801,452	1,672,739
Other operating departments	316,738	743,081
Total revenue	4,895,645	11,937,604
Expenses
Hotel operating expenses
Rooms department	856,768	1,809,365
Food and beverage department	618,440	1,256,169
Other operating departments	153,988	320,897
Indirect	1,981,234	4,150,980
Total hotel operating expenses	3,610,430	7,537,411
Depreciation and amortization	444,403	888,979
General and administrative	88,806	215,951
Total operating expenses	4,143,639	8,642,341
Operating income	752,006	3,295,263
Interest expense	(654,534)	(1,300,394)
Net income	$97,472	$1,994,869

.

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative	$3,120,334	$2,762,342	$6,262,877	$5,336,446
Sales and marketing	3,579,688	2,877,233	2,047,146	5,522,296
Repairs and maintenance	1,894,659	1,650,878	7,090,718	3,257,548
Utilities	1,518,805	1,419,032	2,208,979	2,841,811
Franchise fees	1,121,058	1,122,728	3,749,279	2,007,492
Management fees, including incentive	1,101,063	912,540	3,047,767	1,761,246
Property taxes	1,531,882	479,948	1,365,670	1,023,333
Insurance	671,468	977,617	2,825,237	1,930,258
Other	74,107	130,551	150,985	120,782
Total indirect hotel operating expenses	$14,613,064	$12,332,869	$28,748,658	$23,801,212

11. Income Taxes

The components of the income tax benefit for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	32,973	50,277	84,362	107,956
	32,973	50,277	84,362	107,956
Deferred:
Federal	403,357	775,255	8,133	350,096
State	76,497	130,003	(15,748)	58,708
	479,854	905,258	(7,615)	408,804
	$512,827	$955,535	$76,747	$516,760

A reconciliation of the statutory federal income tax benefit to the Company’s income tax benefit is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	$846,728	$922,979	$884,057	$1,016,507
Effect of non-taxable REIT income	(224,433)	(147,724)	(738,696)	(666,411)
State income tax benefit	(109,468)	180,280	(68,614)	166,664
	$512,827	$955,535	$76,747	$516,760

As of June 30, 2016 and December 31, 2015, we had a net deferred tax asset of approximately $5.4 million and $5.4 million, respectively, of which, approximately $4.5 million and $4.5 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of both June 30, 2016 and December 31, 2015, approximately $0.2 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years.  The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.  We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income attributable to the Company for basic computation	$1,761,106	$1,431,110	$2,244,205	$2,006,444

Denominator
Weighted average number of common shares outstanding for basic computation	14,949,651	10,768,730	14,871,281	10,682,743
Basic and diluted net income per share	$0.12	$0.13	$0.15	$0.19

Income Per Unit – The computation of basic and diluted earnings per unit is presented below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income	$1,977,550	$1,759,109	$2,523,428	$2,472,967
Denominator
Weighted average number of units outstanding	16,727,791	13,052,524	16,721,417	13,099,316
Basic and diluted net income per unit	$0.12	$0.13	$0.15	$0.19

13. Subsequent Events

On July 11, 2016, we paid a quarterly dividend (distribution) of $0.09 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on June 15, 2016.

On July 25, 2016, we authorized payment of a quarterly dividend (distribution) of $0.095 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of September 15, 2016. The dividend (distribution) is to be paid on October 11, 2016.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,011 rooms. All of our properties, except for The Georgian Terrace and The Whitehall, operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree and Sheraton.   As of June 30, 2016, we owned the following hotel properties:

	Number
Property	of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina (1)	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Hollywood Beach Resort	311	Hollywood, FL	August 9, 2007	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Jacksonville Riverfront	293	Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208	Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent(2)
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259	Houston, TX	November 13, 2013	Independent(2)
Total	3,011

(1)

In April 2016, we entered into an agreement to sell the Crowne Plaza Hampton Marina, which is subject to customary closing conditions. The agreement requires the sale to close on or before August 12, 2016.  We are currently negotiating an extension of the closing date with the purchaser.

(2)	We believe that The Georgian Terrace and The Whitehall would each carry a chain scale designation of upper upscale if they were branded hotels.

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 89.4% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our initial properties and related assets.

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

Results of Operations

The following tables illustrate the key operating metrics for the three and six months ended June 30, 2016 and 2015, respectively, for the Company’s wholly-owned properties, during each respective reporting period (“actual” portfolio metrics), as well as the eleven wholly-owned properties in the portfolio that were under the Company’s control during the three and six months ended June 30, 2016 and the corresponding period in 2015 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture in August 2007 and in which the Company had a 25.0% indirect interest prior to its acquisition of the remaining 75.0% interest in July 2015.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Actual Portfolio Metrics
Occupancy %	76.0%	75.4%	72.3%	71.9%
ADR	$143.65	$142.41	$144.47	$135.91
RevPAR	$109.16	$107.33	$104.44	$97.65
Same-Store Portfolio Metrics
Occupancy %	75.8%	74.5%	71.0%	71.9%
ADR	$141.17	$139.48	$137.66	$135.91
RevPAR	$106.95	$103.92	$97.78	$97.65

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenue.  Total revenue for the three months ended June 30, 2016 increased approximately $4.9 million, or 13.5%, to approximately $41.8 million compared to total revenue of approximately $36.9 million for the three months ended June 30, 2015. Approximately $4.8 million of the increase relates to the acquisition of our property in Hollywood Beach, Florida in July 2015.  Increases in revenues at our properties in Wilmington, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia, were offset by decreases in revenue impacted by the change in the performance of our Jeffersonville, Indiana property over the weekend of the Kentucky Derby and by renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas, as well as, other revenue decreases at properties in Raleigh, North Carolina and Philadelphia, Pennsylvania.

Room revenue increased approximately $3.5 million, or 13.5%, to approximately $29.9 million for the three months ended June 30, 2016 compared to room revenue of approximately $26.4 million for the three months ended June 30, 2015.  The increase in room revenue for the three months ended June 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $3.6 million for the period.  Increases in room revenues at our properties in Wilmington, North Carolina; Philadelphia Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia, were offset by decreases in room revenue impacted by the change in the performance of our Jeffersonville, Indiana property over the weekend of the Kentucky Derby and by renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas, as well as, other room revenue decreases at properties in Raleigh, North Carolina, as compared to the same period in 2015.

Food and beverage revenues increased approximately $1.0 million, or 11.3%, to approximately $9.6 million for the three months ended June 30, 2016 compared to food and beverage revenues of approximately $8.6 million for the three months ended June 30, 2015.   The increase in food and beverage revenues for the three months ended June 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.8 million for the period.  Increases in food and beverage revenues at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia, were offset by decreases in food and beverage revenue impacted by renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas, as well as, other food and beverage revenue decreases at properties in Philadelphia, Pennsylvania, as compared to the same period in 2015.

Revenue from other operating departments increased approximately $0.4 million, or 22.5%, to approximately $2.3 million for the three months ended June 30, 2016 compared to revenue from other operating departments of approximately $1.9 million for the three months ended June 30, 2015.  The increase in revenue from other operating departments for the three months ended June 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.3 million for the period.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $29.3 million for the three months ended June 30, 2016, an increase of approximately $4.4 million, or 17.9%, compared to total hotel operating expenses of approximately $24.9 million for the three months ended June 30, 2015.  The increase in hotel operating expenses for the three months ended June 30, 2016 was substantially related to the increase from the acquired property in Hollywood Beach, Florida, accounting for an increase in hotel operating expenses of approximately $3.6 million for the period, which was offset by reductions in hotel operating expenses at our properties in Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jeffersonville, Indiana and Houston, Texas.

Rooms expense for the three months ended June 30, 2016 increased approximately $1.1 million, or 16.9%, to approximately $7.6 million compared to rooms expense for the three months ended June 30, 2015 of approximately $6.5 million. The increase in rooms expense for the three months ended June 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in rooms expense of approximately $0.9 million for the period.

Food and beverage expenses for the three months ended June 30, 2016 increased approximately $0.8 million, or 13.9%, to approximately $6.5 million compared to food and beverage expenses of approximately $5.7 million for the three months ended June 30, 2015.  The increase in food and beverage expenses for the three months ended June 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in food and beverage expenses of approximately $0.6 million for the period.

Expenses from other operating departments increased approximately $0.3 million, or 77.5%, to approximately $0.6 million for the three months ended June 30, 2016 compared to expenses from other operating departments of approximately $0.3 million for the three months ended June 30, 2015.  The increase in expense from other operating departments for the three months ended June 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.2 million for the period.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2016 increased approximately $2.3 million, or 18.5%, to approximately $14.6 million compared to indirect expenses of approximately $12.3 million for the three months ended June 30, 2015.  The increase in indirect expenses for the three months ended June 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in indirect expenses of approximately $1.9 million for the period, compared with the three months ended June 30, 2015.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2016 increased approximately $0.5 million, or 15.0%, to $3.8 million compared to depreciation and amortization of approximately $3.3 million for the three months ended June 30, 2015.  The increase was mostly attributable to increases in the depreciation related to our acquired property in Hollywood Beach, Florida, accounting for increases of approximately $0.5 million for the period.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended June 30, 2016 decreased approximately $0.1 million, or 9.0% to approximately $1.4 million compared to corporate general and administrative expenses of approximately $1.5 million for the three months ended June 30, 2015.  The decrease in corporate general and administrative expenses was mainly due to a decrease in professional fees of approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended June 30, 2016 increased approximately $0.8 million, or 20.1%, to approximately $4.6 million compared to interest expense of approximately $3.8 million for the three months ended June 30, 2015.  The increase in interest expense for the three months ended June 30, 2016 was substantially related to the assumed mortgage loan for the acquired property in Hollywood Beach, Florida, accounting for an increase in interest expense of approximately $0.7 million for the period.

Equity Income (Loss) in Joint Venture.  Equity income in joint venture for the three months ended June 30, 2015 represented our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort.  For the three months ended June 30, 2016 and 2015, we realized approximately $0 and $24,368 net income, respectively.

Unrealized Loss on Hedging Activities.  As of June 30, 2016, the fair market value of the interest rate cap is $4,907.  The unrealized loss on hedging activities during the three months ended June 30, 2016 and 2015, was $15,517 and $0, respectively.

Income Taxes.  We had an income tax provision of approximately $0.5 million for the three months ended June 30, 2016 compared to an income tax provision of approximately $1.0 million for the three months ended June 30, 2015.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized an operating income for the three months ended June 30, 2016 and for the three months ended June 30, 2015.

Net Income.  We realized net income for the three months ended June 30, 2016 of approximately $2.0 million compared to net income of approximately $1.8 million for the three months ended June 30, 2015 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Revenue. Total revenue for the six months ended June 30, 2016 increased approximately $11.8 million, or 17.4%, to approximately $79.6 million compared to total revenue of approximately $67.8 million for the six months ended June 30, 2015.  Approximately $11.5 million of the increase relates to the acquisition of our property in Hollywood Beach, Florida in July 2015.  Increases in revenues at our properties in Wilmington, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia, were offset by decreases in revenue impacted by the change in the performance of our Jeffersonville, Indiana property over the weekend of the Kentucky Derby and by renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas, as well as, a revenue decrease at our property in Raleigh, North Carolina.

Room revenue increased approximately $9.5 million, or 20.0%, to approximately $57.2 million for the six months ended June 30, 2016 compared to room revenue of approximately $47.7 million for the six months ended June 30, 2015. The increase in room revenue for the six months ended June 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $9.2 million for the period.  Increases in room revenues at our properties in Wilmington, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia, were offset by decreases in room revenue impacted by the change in the performance of our Jeffersonville, Indiana property over the weekend of the Kentucky Derby and by renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas, as well as, other room revenue decreases at properties in Raleigh, North Carolina and Philadelphia, Pennsylvania, as compared to the same period in 2015.   In addition, the increase in room revenue for the six months ended June 30, 2016 resulted from a 6.3% increase in ADR and a 7.0% increase in RevPAR and a 0.5% increase in occupancy, as compared to the same period in 2015.

Food and beverage revenues increased approximately $1.5 million, or 9.2%, to approximately $17.8 million for the six months ended June 30, 2016 compared to food and beverage revenues of approximately $16.3 million for the six months ended June 30, 2015. The increase in food and beverage revenues for the six months ended June 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.6 million for the period.  Increases in food and beverage revenues at our properties in Wilmington, North Carolina; Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana and Tampa, Florida, were offset by decreases in food and beverage revenue impacted by renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas, as well as, other food and beverage revenue decreases at properties in Raleigh, North Carolina; Philadelphia, Pennsylvania; Hampton, Virginia and Atlanta, Georgia, as compared to the same period in 2015.

Revenue from other operating departments increased approximately $0.8 million, or 19.7%, to approximately $4.6 million for the six months ended June 30, 2016 compared to revenue from other operating departments of approximately $3.8 million for the six months ended June 30, 2015. The increase in revenue from other operating departments for the six months ended June 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.7 million for the period.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $57.1 million for the six months ended June 30, 2016, an increase of approximately $9.2 million, or 19.1%, compared to total hotel operating expenses of approximately $47.9 million for the six months ended June 30, 2015. The increase in hotel operating expenses for the six months ended June 30, 2016 was substantially related to the increase from the acquired property in Hollywood Beach, Florida, accounting for an increase in hotel operating expenses of approximately $7.6 million for the period, which along with increases in hotel operating expenses from our properties in Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia was offset by reductions in hotel operating expenses at our properties in Raleigh, North Carolina; Philadelphia, Pennsylvania; Jeffersonville, Indiana and Houston, Texas.

Rooms expense for the six months ended June 30, 2016 increased approximately $2.4 million, or 19.0%, to approximately $14.7 million compared to rooms expense of approximately $12.3 million for the six months ended June 30, 2015. The increase in rooms expense for the six months ended June 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in rooms expense of approximately $2.0 million for the period.

Food and beverage expenses for the six months ended June 30, 2016 increased approximately $1.3 million, or 11.9%, to approximately $12.4 million compared to food and beverage expenses of approximately $11.1 million for the six months ended June 30, 2015. The increase in food and beverage expenses for the six months ended June 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in food and beverage expenses of approximately $1.2 million for the period.

Expenses from other operating departments increased approximately $0.5 million, or 76.6%, to approximately $1.2 million for the six months ended June 30, 2016 compared to expenses from other operating departments of approximately $0.7 million for the six months ended June 30, 2015.  The increase in expense from other operating departments for the six months ended June 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.4 million for the period.

Indirect expenses at our wholly-owned properties were approximately $28.7 million for the six months ended June 30, 2016, an increase of approximately $4.9 million, or 20.8%, compared to indirect expenses of approximately $23.8 million for the six months ended June 30, 2015. The increase in indirect expenses for the six months ended June 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in indirect expenses of approximately $4.0 million for the period, compared with the six months ended June 30, 2015, along with increased property taxes at our properties in Savannah, Georgia and Atlanta, Georgia by approximately $0.4 million and increased sales and marketing expenses by approximately $0.5 million at our properties in Laurel, Maryland; Jacksonville, Florida; Tampa, Florida and Atlanta, Georgia.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2016 increased approximately $1.3 million, or 20.3%, to $7.5 million compared to depreciation and amortization of approximately $6.2 million for the six months ended June 30, 2015. The increase was mostly attributable to increases in the depreciation related to our acquired property in Hollywood Beach, Florida, accounting for increases of approximately $1.1 million for the period.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2016 increased approximately $0.1 million, or 0.8%, to approximately $3.0 million compared to corporate general and administrative expenses of approximately $2.9 million, for the six months ended June 30, 2015.  The increase in corporate general and administrative expenses was mainly due to approximately $0.2 million in increased salaries, travel and contribution expenses, offset by a reduction in audit fees by approximately $0.1 million, as compared to the same period in 2015.

Interest Expense. Interest expense for the six months ended June 30, 2016 increased approximately $1.6 million, or 21.4%, to approximately $9.2 million compared to interest expense of approximately $7.6 million for the six months ended June 30, 2015. The increase in interest expense for the six months ended June 30, 2016 was substantially related to the assumed mortgage loan for the acquired property in Hollywood Beach, Florida, accounting for an increase in interest expense of approximately $1.5 million for the period, as compared to the same period in 2015.

Equity Income in Joint Venture. Equity income in joint venture for the six months ended June 30, 2015 represented our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort.  For the six months ended June 30, 2016 and 2015, we realized approximately $0 and $0.5 million net income, respectively.

Loss on Early Debt Extinguishment.  During the six months ended June 30, 2016 we refinanced a fixed rate mortgage loan, we had with the C-1 Bank on the Crowne Plaza Tampa Westshore, with a new fixed rate loan from Fifth Third Bank.  The amount of accumulated un-amortized loan costs of $40,236 was written off during the period ending June 30, 2016.  We also refinanced a fixed rate mortgage loan we had with the MONY Life Insurance Co. on the Hilton Savannah Desoto, writing off loan costs of $30,057. During the six months ended June 30, 2015 we refinanced a variable rate mortgage loan, we had with the Bank of the Ozarks on The Georgian Terrace, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of $698,083 was written off during the period ending June 30, 2015.

Loss on Disposal of Assets.  During the six months ended June 30, 2016, we recorded a loss on disposal of assets of $140,193, compared to no disposal of assets for the six months ended June 30, 2015.

Unrealized Loss on Hedging Activities.  As of June 30, 2016, the fair market value of the interest rate cap, on the DoubleTree by Hilton Jacksonville Riverfront mortgage, is $4,907.  The unrealized loss on hedging activities during the six months ended June 30, 2016 and 2015, was $66,074 and $0, respectively.

Gain on involuntary conversion of Asset.  During the six months ended June 30, 2015, we recorded a gain on involuntary conversion of asset in the amount of $37,833, compared to no gain on involuntary conversion of asset for the six months ended June 30, 2016.

Income Taxes. We had an income tax provision of approximately $0.1 million for the six months ended June 30, 2016 compared to an income tax provision of approximately $0.5 million for the six months ended June 30, 2015.  The income tax provision is primarily derived from the operations of our TRS Lessee.  Our TRS Lessee realized a taxable operating income for the six months ended June 30, 2016 and 2015, respectively.

Net Income (Loss).  We realized net income of approximately $2.5 million for the six months ended June 30, 2016 compared to a net income of approximately $2.5 million for the six months ended June 30, 2015, as a result of the operating results discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$1,977,550	$1,759,109	$2,523,428	$2,472,967
Depreciation and amortization	3,801,478	3,304,906	7,470,115	6,209,297
Equity in depreciation and amortization of joint venture	—	111,101	—	222,245
Gain on involuntary conversion of asset	—	(37,833)	—	(37,833)
Loss on disposal of assets	140,193	—	140,193	—
FFO	$5,919,221	$5,137,283	$10,133,736	$8,866,676
Increase (decrease) in deferred income taxes	479,854	905,258	(7,615)	408,804
Loss on early debt extinguishment	70,293	698,083	70,293	698,083
Loan modification fees	30,235	—	30,235	—
Loss on hedging activities	15,517	—	66,074	—
Adjusted FFO	$6,515,120	$6,740,624	$10,292,723	$9,973,563

Weighted average number of shares outstanding, basic and diluted	14,949,651	10,768,730	14,871,281	10,682,743

Weighted average number of non-controlling units	1,778,140	2,283,794	1,850,136	2,416,573

Weighted average number of shares and units outstanding, basic and diluted	16,727,791	13,052,524	16,721,417	13,099,316

FFO per share and unit	$0.35	$0.39	$0.61	$0.68

Adjusted FFO per share and unit	$0.39	$0.52	$0.62	$0.76

Hotel EBITDA.  We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) equity in the income or loss of equity investees, (5) unrealized gains and losses on derivative instruments not included in other comprehensive income, (6) gains and losses on disposal of assets, (7) realized gains and losses on investments, (8) impairment of long-lived assets or investments, (9) loss on early debt extinguishment, (10) gains or losses on change in control, (11) corporate general and administrative expense, (12) depreciation and amortization, (13) gains and losses on involuntary conversions of assets, (14) loan modification fees and (15) other operating revenue not related to our wholly-owned portfolio.  We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control.  We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$1,977,550	$1,759,109	$2,523,428	$2,472,967
Interest expense	4,613,165	3,840,435	9,245,797	7,614,970
Interest income	(10,207)	(15,308)	(19,038)	(25,409)
Income tax provision	512,827	955,535	76,747	516,760
Depreciation and amortization	3,801,478	3,304,906	7,470,115	6,209,297
Equity in interest, depreciation and amortization of joint venture	—	274,734	640,188	547,343
Loss on early debt extinguishment	70,293	698,083	70,293	698,083
Loan modification fees	30,235	—	30,235	—
Loss on disposal of assets	140,193	—	140,193	—
Gain on involuntary conversion of asset	—	(37,833)	—	(37,833)
EBITDA and Adjusted EBITDA	11,135,534	10,779,661	20,177,958	17,996,178

Corporate general and administrative	1,356,754	1,490,380	2,964,048	2,941,604
Equity in Adjusted EBITDA of joint venture	—	(299,102)	(640,188)	(1,046,060)
Unrealized loss on hedging activities	15,517	—	66,074	—
Other fee income	—	(73,435)	—	(179,064)
Hotel EBITDA	$12,507,805	$11,897,504	$22,567,892	$19,712,658

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels.  Cash flow provided by operating activities for the six months ended June 30, 2016 was approximately $13.5 million.  We had an increase in cash provided by operating activities for the six months ended June 30, 2016 of approximately $4.1 million, compared to the six months ended June 30, 2015.  The increase is mainly attributable to a net increase of changes in assets and liabilities of approximately $2.9 million and an increase of approximate $1.2 million in other adjustments to reconcile net income to net cash provided by operating activities.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the six months ended June 30, 2016, we used approximately $8.8 million on capital expenditures, of which, approximately $2.0 million related to the routine replacement of furniture, fixtures and equipment and $6.8 million related to renovation of our properties in Atlanta, Georgia; Houston, Texas; and Savannah, Georgia.  We also contributed approximately $4.3 million during the six months ended June 30, 2016 into reserves required by the lenders for ten of our hotels according to the provisions of their respective loan agreements.  During the six months ended June 30, 2016, we received reimbursements from those reserves of approximately $5.5 million for capital expenditures related to those properties.

Financing Activities. Cash flow provided by financing activities for the six months ended June 30, 2016 was approximately $8.7 million.  This inflow was comprised of net proceeds from mortgage loans of approximately $12.0 million offset by dividend and distribution payments of $2.8 million and payments of deferred financing costs of $0.5 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  Below is a description of capital expenditures by property:

•

At the Company’s hotel in Houston, Texas, renovations of the guestrooms and public spaces totaling an estimated $5.0 million are complete.  As of June 30, 2016, the Company had incurred costs totaling approximately $4.8 million toward this renovation.  Renovations were completed in April 2016 and the Company converted the Houston, Texas property to The Whitehall by Sotherly Hotels, an independent hotel and member of Preferred Hotels & Resorts.

•

At the Company’s hotel in Atlanta, Georgia, an estimated $7.0 million guestroom renovation is underway.  As of June 30, 2016, the Company had incurred costs totaling approximately $6.7 million toward this renovation.  Renovations are substantially complete.

•

At the Company’s hotel in Savannah, Georgia, renovations of the guestrooms and public spaces totaling an estimated $8.1 million are underway.  As of June 30, 2016, the Company had incurred costs totaling approximately $2.8 million toward this renovation.  Renovations are expected to be completed in August 2017.

Given our desire to complete the renovation activities at our property in Atlanta, Georgia and to continue such activities in Savannah, Georgia, we aim to restrict all other capital expenditures at these hotels during the renovation period to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensor that are necessary to maintain our brand affiliation in Savannah, Georgia.  We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2016.

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

Liquidity and Capital Resources

As of June 30, 2016, we had total cash of approximately $30.6 million, of which approximately $26.1 million was in cash and cash equivalents and approximately $4.5 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

On March 21, 2016, we entered into an agreement to extend the maturity of the mortgage on The Whitehall until November 2017.

During May 2016, we extended the maturity for the mortgage on the Crowne Plaza Hampton Marina to September 30, 2016.  On April 29, 2016, we entered into a purchase and sale agreement to sell the property, which is subject to customary closing conditions.  The agreement requires the sale to close on or before August 12, 2016.  We are currently negotiating an extension of the closing date with the purchaser.  If the sale does not close before the maturity date, or at all, we anticipate that we will either seek an extension of the mortgage with the existing lender or satisfy the outstanding balance out of working capital.

On June 27, 2016, the Company, entered into a promissory note and other loan documents to secure a $35.0 million mortgage on the Hilton Savannah DeSoto with MONY Life Insurance Company.  The loan has a maturity date of July 1, 2026. The Company used the proceeds to repay the existing first mortgage on the hotel and to pay closing costs, and will use the balance of the proceeds to fund ongoing renovations at the hotel and for general corporate purposes.

On June 30, 2016, the Company entered into a loan agreement and other loan documents, including a guaranty of payment by the Operating Partnership, to secure a $19.0 million mortgage on the Crowne Plaza Tampa Westshore with Fifth Third Bank.  The loan has an initial term of three years with a maturity on July 1, 2019, and may be extended for two additional periods of one year each, subject to certain conditions. The Company used the proceeds to repay the existing first mortgage on the hotel and to pay closing costs, and will use the balance of the proceeds for general corporate purposes.

During the first half of 2017, the mortgages on the Sheraton Louisville Riverside and the Hilton Wilmington Riverside mature.  These mortgages contain no extension provisions.  We anticipate refinancing the indebtedness on each property prior to their respective maturity dates.

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

As of June 30, 2016, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of The Whitehall mortgage. At June 30, 2016, we failed to meet the Debt Service Coverage Ratio (“DSCR”) covenant. We are currently in discussions with the existing lender to modify the loan with an extension of the maturity date, a reduction of the principal amount of approximately $3.0 million, and a reduced monthly payment.  We expect that the modification will include a waiver through June 30, 2016 with regard to the DSCR.  Notwithstanding the modification discussions, the existing loan agreement contains a balancing provision that allows us to either pay down the principal balance of the loan or offer cash collateral sufficient to meet the DSCR requirement.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at June 30, 2016 and December 31, 2015, respectively.

	June 30,	December 31,
	2016	2015
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income(1)	$6,448,110	$6,397,653
Interest expense(1)	18,146,657	16,515,827
Loss on early debt extinguishment	145,117	772,907
Unrealized loss on hedging activities	174,893	108,819
Gain on change in control	(6,603,148)	(6,603,148)
Gain on disposal of assets	136,591	(41,435)
Provision for taxes(1)	(1,776,045)	(1,336,033)
Equity in income of joint venture(1)	23,203	(475,514)
Impairment of investment in hotel properties, net(1)	500,000	500,000
Depreciation and amortization(1)	14,852,314	13,591,495
Corporate general and administrative expenses(1)	7,290,700	7,268,256
Consolidated income available for debt service(1)	39,338,392	36,698,827
Less: income of non-stabilized assets(1)	(16,943,708)	(16,284,975)
Stabilized Consolidated Income Available for Debt Service(1)	$22,394,684	$20,413,852
Interest expense(1)	$18,146,657	$16,515,827
Amortization of issuance costs(1)	(1,240,590)	(1,300,032)
Consolidated interest expense(1)	16,906,067	15,215,795
Less: interest expense of non-stabilized assets(1)	(5,946,034)	(5,295,224)
Stabilized Consolidated Interest Expense(1)	$10,960,033	$9,920,571
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.04	2.06
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$281,161,159	$271,977,944
Unsecured notes	52,900,000	52,900,000
Total debt	$334,061,159	$324,877,944
Stabilized Consolidated Income Available for Debt Service(1)	$22,394,684	$20,413,852
Capitalization rate	7.5%	7.5%
	298,595,787	272,184,693
Non-stabilized assets	251,600,000	305,255,698
Total cash	30,569,504	17,287,754
Adjusted Total Asset Value	$580,765,291	$594,728,145
Ratio of Debt to Adjusted Total Asset Value	0.57	0.55
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indentures, the DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and Crowne Plaza Hollywood Beach Resort, for the period ended June 30, 2016, and the DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront, Crowne Plaza Hollywood Beach Resort, and The White Hall, for the period ended December 31, 2015, are considered non-stabilized assets for purposes of the financial covenants.

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

In July 2016, we increased the quarterly dividend (distribution) to $0.095 per common share (and unit).

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

There were no charges for impairment of hotel properties recorded for the six months ended June 30, 2016.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized.  Due to our history of earnings without expiration of loss carryforwards coupled with expected future taxable income of our TRS Lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2016.  In conjunction with our ongoing analysis, should negative evidence be identified to suggest that the recoverability of our deferred tax assets no longer remains more likely than not, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

As of June 30, 2016, we had approximately $266.9 million of fixed-rate debt and approximately $67.1 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 5.08%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the DoubleTree by Hilton Philadelphia Airport, the DoubleTree by Hilton Jacksonville Riverfront and on the Crowne Plaza Tampa Westshore remain at approximately $67.1 million, the balance at June 30, 2016, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.7 million.

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

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

If MHI Holding exceeds certain value thresholds, this could cause the Company to fail to qualify as a REIT.

For taxable years of the Company ending on or before December 31, 2017, at the end of each quarter of each taxable year of the Company, no more than 25% of the value of the Company’s total assets may consist of securities of one or more taxable REIT subsidiaries (“TRSs”).  For taxable years of the Company ending after December 31, 2017, at the end of each quarter of each taxable year of the Company, no more than 20% of the value of the Company’s total assets may consist of securities of one or more TRSs.  MHI Holding is a TRS and the Company may form other TRSs in the future.  The Company plans to monitor the value of its shares of MHI Holding and of any other TRS the Company may form.   However, there can be no assurance that the Internal Revenue Service will not attempt to attribute additional value to the shares of MHI Holding or to the shares of any other TRS that the Company may form.  If the Company is treated as owning securities of one or more TRSs with an aggregate value that is in excess of the thresholds outlined above, the Company could lose its status as a REIT or become subject to penalties.

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

10.54	Agreement for Sale and Purchase of Property by and between Hampton Hotel Associates LLC, Three Capital Hotels, Inc., and Ajitkumar B. Patel, dated as of April 29, 2016.

10.55	Amendment to the Agreement for Sale and Purchase of Property by and between Hampton Hotel Associates LLC, Three Capital Hotels, Inc., and Ajitkumar B. Patel, dated as of June 10, 2016.

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: August 11, 2016	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: August 11, 2016	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
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

10.54	Agreement for Sale and Purchase of Property by and between Hampton Hotel Associates LLC, Three Capital Hotels, Inc., and Ajitkumar B. Patel, dated as of April 29, 2016.

10.55	Amendment to the Agreement for Sale and Purchase of Property by and between Hampton Hotel Associates LLC, Three Capital Hotels, Inc., and Ajitkumar B. Patel, dated as of June 10, 2016.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

Exhibit
Number	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document