Form 10-Q
period 2016-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2016-11-14
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, there were 14,949,651 shares of Sotherly Hotels Inc.’s common stock issued and outstanding and 1,610,000 shares of Sotherly Hotels Inc.’s 8% Series B Cumulative Redeemable Perpetual Preferred stock.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2016 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 6 – Equity; and
•	Note 12 – Income Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment in hotel properties, net	$354,137,772	$354,963,242
Cash and cash equivalents	26,432,532	11,493,914
Restricted cash	5,866,231	5,793,840
Accounts receivable, net	4,552,916	4,071,175
Accounts receivable-affiliate	190,733	226,552
Loan proceeds receivable	—	2,600,711
Prepaid expenses, inventory and other assets	4,923,258	4,432,431
Deferred income taxes	5,846,563	5,390,374
TOTAL ASSETS	$401,950,005	$388,972,239
LIABILITIES
Mortgage loans, net	$270,836,333	$270,331,724
Unsecured notes, net	24,224,706	50,460,106
Accounts payable and accrued expenses	15,563,701	12,334,878
Advance deposits	2,439,097	1,651,840
Dividends and distributions payable	1,929,029	1,335,323
TOTAL LIABILITIES	$314,992,866	$336,113,871
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
8% Series B Cumulative Redeemable Perpetual Preferred stock, par value $0.01, 11,000,000 shares authorized, liquidation preference $25 per share, 1,610,000 shares and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	16,100	—
Common stock, par value $0.01, 49,000,000 shares authorized, 14,949,651 shares and 14,490,714 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	149,496	144,907
Additional paid in capital	121,559,775	82,749,058
Distributions in excess of retained earnings	(37,399,276)	(33,890,834)
Total Sotherly Hotels Inc. stockholders’ equity	84,326,095	49,003,131
Noncontrolling interest	2,631,044	3,855,237
TOTAL EQUITY	86,957,139	52,858,368
TOTAL LIABILITIES AND EQUITY	$401,950,005	$388,972,239

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUE
Rooms department	$26,665,132	$24,132,181	$83,896,833	$71,819,966
Food and beverage department	8,412,842	7,556,969	26,240,932	23,889,092
Other operating departments	2,197,338	2,252,725	6,772,647	6,073,555
Total revenue	37,275,312	33,941,875	116,910,412	101,782,613
EXPENSES
Hotel operating expenses
Rooms department	7,236,932	6,657,947	21,916,775	18,998,964
Food and beverage department	5,820,000	5,562,404	18,250,542	16,668,025
Other operating departments	642,219	491,751	1,880,618	1,192,917
Indirect	14,492,775	13,245,062	43,241,433	37,046,275
Total hotel operating expenses	28,191,926	25,957,164	85,289,368	73,906,181
Depreciation and amortization	3,790,872	3,374,209	11,260,987	9,583,506
Loss on disposal of assets	189,267	207,235	329,461	201,835
Corporate general and administrative	1,367,848	2,437,428	4,331,896	5,379,032
Total operating expenses	33,539,913	31,976,036	101,211,712	89,070,554
NET OPERATING INCOME	3,735,399	1,965,839	15,698,700	12,712,059
Other income (expense)
Interest expense	(4,626,333)	(4,245,679)	(13,872,129)	(11,860,649)
Interest income	44,485	15,480	63,523	40,888
Equity income in joint venture	—	8,173	—	506,890
Loss on early debt extinguishment	(1,087,395)	(74,824)	(1,157,688)	(772,907)
Unrealized loss on hedging activities	(492)	(106,808)	(66,567)	(106,808)
Gain on change in control	—	6,560,958	—	6,560,958
Gain on involuntary conversion of asset	—	—	—	32,433
Net income/(loss) before income taxes	(1,934,336)	4,123,139	665,839	7,112,864
Income tax (provision)/benefit	385,145	513,505	308,398	(3,255)
Net income/(loss)	(1,549,191)	4,636,644	974,237	7,109,609
Less: Net (income)/loss attributable to the noncontrolling interest	172,846	(764,250)	(106,377)	(1,230,773)
Net income/(loss) attributable to the Company	(1,376,345)	3,872,394	867,860	5,878,836
Distributions to preferred shareholders	(339,889)	—	(339,889)	—
Net income/(loss) attributable to common shareholders	$(1,716,234)	$3,872,394	$527,971	$5,878,836
Net income/(loss) per share attributable to the common shareholders
Basic and diluted	$(0.11)	$0.27	$0.04	$0.49

Weighted average number of common shares outstanding
Basic and diluted	14,949,651	14,247,671	14,897,595	11,884,110

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Additional	Distributions
	Preferred Stock		Common Stock		Paid-	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Retained Earnings	Interest	Total
Balances at December 31, 2015	—	$—	14,490,714	$144,907	$82,749,058	$(33,890,834)	$3,855,237	$52,858,368
Net income	—	—	—	—	—	867,860	106,377	974,237
Issuance of Series B Preferred Stock	1,610,000	16,100	—	—	37,758,129	—	—	37,774,229
Issuance of unrestricted common stock awards	—	—	24,250	242	128,040	—	—	128,282
Issuance of restricted common stock awards	—	—	12,000	120	63,360	—	—	63,480
Conversion of Operating Partnership units into shares of common stock	—	—	422,687	4,227	846,248	—	(850,475)	—
Amortization of restricted stock award	—	—	—	—	14,940	—	—	14,940
Preferred stock dividends declared	—	—	—	—	—	(339,889)	—	(339,889)
Common shareholders' dividends and distributions declared	—	—	—	—	—	(4,036,413)	(480,095)	(4,516,508)
Balances at September 30, 2016 (unaudited)	1,610,000	$16,100	14,949,651	$149,496	$121,559,775	$(37,399,276)	$2,631,044	$86,957,139

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$974,237	$7,109,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,260,987	9,583,506
Gain on change in control	—	(6,560,958)
Equity income in joint venture	—	(506,890)
Amortization of deferred financing costs	939,122	991,858
Amortization of mortgage premium	(18,511)	(12,341)
Gain on involuntary conversion	—	(32,433)
Unrealized loss on derivative instrument	66,567	106,808
Loss on disposal of assets	329,461	201,835
Loss on early debt extinguishment	1,157,688	772,907
Charges related to equity-based compensation	206,702	280,996
Changes in assets and liabilities:
Restricted cash	(2,409,252)	(816,271)
Accounts receivable	(481,741)	(2,699,986)
Prepaid expenses, inventory and other assets	(617,601)	(955,695)
Deferred income taxes	(456,188)	(483,877)
Accounts payable and other accrued liabilities	3,535,914	1,443,460
Advance deposits	787,257	1,001,999
Accounts receivable - affiliate	35,819	(89,654)
Net cash provided by operating activities	15,310,461	9,334,873
Cash flows from investing activities:
Acquisitions of hotel properties	—	(25,525,754)
Improvements and additions to hotel properties	(11,223,268)	(15,694,033)
Distributions from joint venture	—	600,000
Funding of restricted cash reserves	(3,970,657)	(3,539,948)
Proceeds from involuntary conversion of assets	—	124,609
Proceeds from the sale of assets	211,400	—
Proceeds of restricted cash reserves	6,307,518	5,797,378
Proceeds from sale of asset	—	2,027,113
Net cash used in investing activities	(8,675,007)	(36,210,635)
Cash flows from financing activities:
Proceeds of mortgage debt	45,700,000	125,000,000
Proceeds from mortgage loan receivable	2,600,711	—
Proceeds from sale of common stock	—	23,250,818
Proceeds from sale of preferred stock	37,774,229	—
Payments on mortgage loans	(44,453,440)	(118,444,300)
Redemption of unsecured notes	(27,600,000)	—
Payment of deferred financing costs	(1,455,645)	(1,326,663)
Dividends and distributions paid	(4,262,691)	(2,768,207)
Net cash provided by financing activities	8,303,164	25,711,648
Net increase (decrease) in cash and cash equivalents	14,938,618	(1,164,114)
Cash and cash equivalents at the beginning of the period	11,493,914	16,634,499
Cash and cash equivalents at the end of the period	$26,432,532	$15,470,385
Supplemental disclosures:
Cash paid during the period for interest	$12,948,885	$10,702,488
Cash paid during the period for income taxes	$29,925	$570,762
Non-cash investing and financing activities:
Change from assumed loan on Crowne Plaza Hollywood Beach Resort acquisition	$—	$57,000,000
Change in loan premium on the Crowne Plaza Hollywood Beach Resort assumed loan	$—	$246,815
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$307,098	$657,990

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment in hotel properties, net	$354,137,772	$354,963,242
Cash and cash equivalents	26,432,532	11,493,914
Restricted cash	5,866,231	5,793,840
Accounts receivable, net	4,552,916	4,071,175
Accounts receivable-affiliate	190,733	226,552
Loan proceeds receivable	—	2,600,711
Prepaid expenses, inventory and other assets	4,923,258	4,432,431
Deferred income taxes	5,846,563	5,390,374
TOTAL ASSETS	$401,950,005	$388,972,239
LIABILITIES
Mortgage loans, net	$270,836,333	$270,331,724
Unsecured notes, net	24,224,706	50,460,106
Accounts payable and other accrued liabilities	15,563,701	12,334,878
Advance deposits	2,439,097	1,651,840
Dividends and distributions payable	1,929,029	1,335,323
TOTAL LIABILITIES	$314,992,866	$336,113,871

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
8% Series B Cumulative Redeemable Perpetual Preferred units, liquidation preference $25 per unit, 1,610,000 units and 0 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	37,434,340	—
General Partner: 167,278 units and 166,915 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	740,938	774,295
Limited Partners: 16,560,513 units and 16,524,626 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	48,781,861	52,084,073
TOTAL PARTNERS’ CAPITAL	86,957,139	52,858,368
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$401,950,005	$388,972,239

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUE
Rooms department	$26,665,132	$24,132,181	$83,896,833	$71,819,966
Food and beverage department	8,412,842	7,556,969	26,240,932	23,889,092
Other operating departments	2,197,338	2,252,725	6,772,647	6,073,555
Total revenue	37,275,312	33,941,875	116,910,412	101,782,613
EXPENSES
Hotel operating expenses
Rooms department	7,236,932	6,657,947	21,916,775	18,998,964
Food and beverage department	5,820,000	5,562,404	18,250,542	16,668,025
Other operating departments	642,219	491,751	1,880,618	1,192,917
Indirect	14,492,775	13,245,062	43,241,433	37,046,275
Total hotel operating expenses	28,191,926	25,957,164	85,289,368	73,906,181
Depreciation and amortization	3,790,872	3,374,209	11,260,987	9,583,506
Loss on disposal of assets	189,267	207,235	329,461	201,835
Corporate general and administrative	1,367,848	2,437,428	4,331,896	5,379,032
Total operating expenses	33,539,913	31,976,036	101,211,712	89,070,554
NET OPERATING INCOME	3,735,399	1,965,839	15,698,700	12,712,059
Other income (expense)
Interest expense	(4,626,333)	(4,245,679)	(13,872,129)	(11,860,649)
Interest income	44,485	15,480	63,523	40,888
Equity income in joint venture	—	8,173	—	506,890
Loss on early debt extinguishment	(1,087,395)	(74,824)	(1,157,688)	(772,907)
Unrealized loss on hedging activities	(492)	(106,808)	(66,567)	(106,808)
Gain on change in control	—	6,560,958	—	6,560,958
Gain on involuntary conversion of asset	—	—	—	32,433
Net income/(loss) before income taxes	(1,934,336)	4,123,139	665,839	7,112,864
Income tax (provision)/benefit	385,145	513,505	308,398	(3,255)
Net income/(loss)	(1,549,191)	4,636,644	974,237	7,109,609
Distributions to preferred unit holders	(339,889)	—	(339,889)	—
Net income/(loss) attributable to operating partnership unit holders	$(1,889,080)	$4,636,644	$634,348	$7,109,609
Net income/(loss) attributable per operating partner unit
Basic and diluted	$(0.11)	$0.28	$0.04	$0.50

Weighted average number of operating partner units outstanding
Basic and diluted	16,727,791	16,615,889	16,723,557	14,328,893

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units		General Partner		Limited Partner
	Units	Amount	Units	Amount	Units	Amounts	Total
Balances at December 31, 2015	—	$—	166,915	$774,295	16,524,626	$52,084,073	$52,858,368
Issuance of partnership units	—	—	363	1,918	35,887	189,844	191,762
Issuance of preferred units	1,610,000	37,774,229	—	—	—	—	37,774,229
Amortization of restricted units award	—	—	—	149	—	14,791	14,940
Preferred units distributions declared	—	(339,889)	—	—	—	—	(339,889)
Partnership units distributions declared	—	—	—	(45,165)	—	(4,471,343)	(4,516,508)
Net income	—	—	—	9,741	—	964,496	974,237
Balances at September 30, 2016 (unaudited)	1,610,000	$37,434,340	167,278	$740,938	16,560,513	$48,781,861	$86,957,139

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$974,237	$7,109,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,260,987	9,583,506
Gain on change in control	—	(6,560,958)
Equity income in joint venture	—	(506,890)
Amortization of deferred financing costs	939,122	991,858
Amortization of mortgage premium	(18,511)	(12,341)
Gain on involuntary conversion	—	(32,433)
Unrealized loss on derivative instrument	66,567	106,808
Loss on disposal of assets	329,461	201,835
Loss on early debt extinguishment	1,157,688	772,907
Charges related to equity-based compensation	206,702	280,996
Changes in assets and liabilities:
Restricted cash	(2,409,252)	(816,271)
Accounts receivable	(481,741)	(2,699,986)
Prepaid expenses, inventory and other assets	(617,601)	(955,695)
Deferred income taxes	(456,188)	(483,877)
Accounts payable and other accrued liabilities	3,535,914	1,443,460
Advance deposits	787,257	1,001,999
Accounts receivable - affiliate	35,819	(89,654)
Net cash provided by operating activities	15,310,461	9,334,873
Cash flows from investing activities:
Acquisitions of hotel properties	—	(25,525,754)
Improvements and additions to hotel properties	(11,223,268)	(15,694,033)
Distributions from joint venture	—	600,000
Funding of restricted cash reserves	(3,970,657)	(3,539,948)
Proceeds from involuntary conversion of assets	—	124,609
Proceeds from the sale of assets	211,400	—
Proceeds of restricted cash reserves	6,307,518	5,797,378
Proceeds from sale of asset	—	2,027,113
Net cash used in investing activities	(8,675,007)	(36,210,635)
Cash flows from financing activities:
Proceeds of mortgage debt	45,700,000	125,000,000
Proceeds from mortgage loan receivable	2,600,711	—
Proceeds from sale of operating units	—	23,250,818
Proceeds from sale of preferred operating units	37,774,229	—
Payments on mortgage loans	(44,453,440)	(118,444,300)
Redemption of unsecured notes	(27,600,000)	—
Payment of deferred financing costs	(1,455,645)	(1,326,663)
Distributions paid	(4,262,691)	(2,768,207)
Net cash provided by financing activities	8,303,164	25,711,648
Net increase (decrease) in cash and cash equivalents	14,938,618	(1,164,114)
Cash and cash equivalents at the beginning of the period	11,493,914	16,634,499
Cash and cash equivalents at the end of the period	$26,432,532	$15,470,385
Supplemental disclosures:
Cash paid during the period for interest	$12,948,885	$10,702,488
Cash paid during the period for income taxes	$29,925	$570,762
Non-cash investing and financing activities:
Change from assumed loan on Crowne Plaza Hollywood Beach Resort acquisition	$—	$57,000,000
Change in loan premium on the Crowne Plaza Hollywood Beach Resort assumed loan	$—	$246,815
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$307,098	$657,990

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at September 30, 2016, was approximately 89.4% owned by the Company, and its subsidiaries, lease the hotels to a subsidiary of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in this report to “we”, “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and prior fiscal year include the following:

On May 5, 2015, we obtained a $47.0 million mortgage with Bank of America N.A. on The Georgian Terrace in Atlanta, Georgia.  The mortgage bears interest at a fixed rate of 4.42% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule.  The maturity date is June 1, 2025.  The Company used the proceeds of the mortgage to repay the existing first mortgage and to pay closing costs, and will use the balance of the proceeds to partially fund ongoing renovations at The Georgian Terrace and for general corporate purposes.

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

On June 27, 2016, we entered into a promissory note and other loan documents to secure a $35.0 million mortgage on the Hilton Savannah DeSoto with MONY Life Insurance Company.  The mortgage term is ten years maturing July 1, 2026, subject to certain criteria. The mortgage bears a fixed interest rate of 4.25%.  The mortgage amortizes on a 25-year schedule after a 1-year interest-only period. The Company used the proceeds to repay the existing first mortgage on the Hilton Savannah DeSoto and to pay closing costs, and will use the balance of the proceeds to fund ongoing renovations at the hotel and for general corporate purposes.

On June 30, 2016, we entered into a loan agreement and other loan documents, including a guaranty of payment by the Operating Partnership, to secure a $19.0 million mortgage on the Crowne Plaza Tampa Westshore with Fifth Third Bank.  The mortgage term has an initial term of three years, and may be extended for two additional periods of one year each, subject to certain conditions. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.75%, subject to a floor rate of 3.75%.  The mortgage amortizes on a 25-year schedule.  The Company used the proceeds to repay the existing first mortgage on the Crowne Plaza Tampa Westshore and to pay closing costs, and will use the balance of the proceeds for general corporate purposes.

On August 23, 2016, the Company sold 1,610,000 shares of 8% Series B Cumulative Redeemable Perpetual Preferred stock, for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred units.

On September 30, 2016, the Operating Partnership redeemed the entire $27.6 million aggregate principal amount of its outstanding 8% Senior Unsecured Notes.

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

Assets Held For Sale – We record assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2016 and December 31, 2015 were $399,694 and $339,542, respectively. Amortization expense for the three month periods ended September 30, 2016 and 2015 totaled $15,331 and $40,572, respectively, and for the nine month periods ended September 30, 2016 and 2015 totaled $45,593 and $68,972, respectively.

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

Amortization of deferred offering costs occurs when the common equity offering is complete, whereby the costs are offset against the equity funds raised in the future and included in additional paid in capital on the consolidated balance sheets, or if the offering expires and the offering costs exceed the funds raised in the offering then the excess will be included in corporate general and administrative expenses in the consolidated statements of operations.

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

	Level 1	Level 2	Level 3
December 31, 2015
Investment in hotel property, net (1)	$—	$—	$5,700,000
Interest Rate Cap (4)	$—	$70,981	$—
Mortgage loans (2)	$—	$(272,933,327)	$—
Unsecured notes (3)	$(54,238,600)	$—	$—
September 30, 2016
Interest Rate Cap (4)	$—	$4,414	$—
Mortgage loans (2)	$—	$(272,807,569)	$—
Unsecured notes (3)	$(26,210,800)	$—	$—

(1)

A non-recurring fair value measurement was conducted in 2015 for our investment in hotel property, which resulted in impairment charges for the year ended December 31, 2015, which represent the amount by which the carrying value of the asset group exceeded its fair value.

(2)	Mortgage loans are reflected at outstanding principal balance net of deferred financing costs on our Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015.
(3)	Unsecured notes are recorded at outstanding principal balance net of deferred financing costs on our Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015.
(4)	Interest rate cap for our loan on DoubleTree by Hilton Jacksonville Riverfront, which caps the 1-month LIBOR rate at 2.5%.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.5 million, for the three months ended September 30, 2016 and 2015, respectively, and approximately $1.3 million and $1.4 million, for the nine months ended September 30, 2016 and 2015, respectively.

A schedule of minimum future lease payments receivable for the remaining lease periods is as follows:

Remaining three months ending December 31, 2016	$361,177
December 31, 2017	938,414
December 31, 2018	427,180
December 31, 2019	310,505
December 31, 2020	270,774
December 31, 2021 and thereafter	1,252,315
Total	$3,560,365

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of September 30, 2016 and December 31, 2015, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2016, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2015. In addition, as of September 30, 2016, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2015.

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

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of September 30, 2016, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 and 2013 Plans for the nine months ended September 30, 2016 and 2015 was $206,703 and $276,016, respectively.

Advertising – Advertising costs were $138,017 and $69,006 for the three months ended September 30, 2016 and 2015, respectively, and were $333,076 and $178,661 for the nine months ended September 30, 2016 and 2015, respectively.  Advertising costs are expensed as incurred.

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

Reclassifications – Certain reclassifications in the amount of $4.1 million, from deferred financing costs, net in total assets on the consolidating balance sheet, have been netted against mortgage loans and unsecured debt on the December 31, 2015 balances to conform to the current period presentation.  This presentation applies Accounting Standards Update (“ASU”) 2015-03, ““Simplifying the Presentation of Debt Issuance Costs.” Loss on early debt extinguishments in the amount of $698,083 has been reclassified from amortization of deferred financing costs on the consolidated statements of cash flows as of September 30, 2015 to conform to the current period presentation.

New Accounting Pronouncements – In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230).  Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in this update. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted for all entities. We are currently assessing the impact that the adoption of this standard will have on the statements of cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”. The amendments in this ASU provide clarification to certain core recognition principles related to ASU No. 2014-09 including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.  The amendments do not change the core principle of the guidance.  We will adopt this ASU as of our quarter ending March 31, 2018.  We are currently evaluating the standard to determine the impact of the adoption of this guidance on our financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”. This update clarifies guidance related to identifying performance obligations and licensing implementation contained in ASU No. 2014-09. The amendments do not change the core principle of the guidance.  We will adopt this ASU as of our quarter ending March 31, 2018.  We are currently evaluating the standard to determine the impact of the adoption of this guidance on our financial statements.

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

Early application of this ASU is permitted for all entities. We are currently assessing the impact that the adoption of this standard will have on the balance sheets and statements of operations.

In April 2015, the FASB issued ASU 2015-03 related to “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense.” According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until that debt liability amount is recorded.  For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is applicable for our interim periods within 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted).  We adopted ASU 2015-03 effective January 1, 2016 and applied its provisions retrospectively.  The adoption of this standard only affects the presentation of the consolidated balance sheets.

In February 2015, the FASB issued ASU 2015-02 related to ASC Topic 810, Consolidation. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  This guidance will be effective for annual reporting periods beginning after December 15, 2015.  We have assessed the impact of adopting this ASU as insignificant on the balance sheets and statements of operations.

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Land and land improvements	$58,837,554	$59,910,212
Buildings and improvements	341,582,262	333,720,421
Furniture, fixtures and equipment	44,297,627	42,245,334
	444,717,443	435,875,967
Less: accumulated depreciation and impairment	(90,579,671)	(80,912,725)
Investment in Hotel Properties, Net	$354,137,772	$354,963,242

4. Debt

Mortgage Loans, Net. As of September 30, 2016 and December 31, 2015, we had approximately $270.8 million and approximately $270.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	September 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2016	2015	Penalties	Date	Provisions	Rate
Crowne Plaza Hampton Marina (1)	$2,766,000	$3,512,586	None	10/28/2016	$83,000	5.00%
Crowne Plaza Hollywood Beach Resort (2)	59,150,782	59,795,743	n/a	10/1/2025	30 years	4.913%
Crowne Plaza Tampa Westshore (3)	15,630,700	13,016,045	None	6/30/2019	25 years	LIBOR plus 3.75%
DoubleTree by Hilton Jacksonville Riverfront (4)	19,412,124	19,774,577	Yes	7/7/2019	25 years	LIBOR plus 3.50%
DoubleTree by Hilton Laurel (5)	9,376,849	9,500,000	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (6)	31,606,430	32,376,795	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone –University (7)	14,837,870	15,029,121	n/a	8/1/2018	30 years	4.78%
The Georgian Terrace (8)	46,014,624	46,579,011	n/a	6/1/2025	30 years	4.42%
Hilton Savannah DeSoto (9)	30,000,000	20,522,836	Yes	7/1/2026	25 years	4.25%
Hilton Wilmington Riverside (10)	19,379,599	19,825,772	Yes	4/1/2017	25 years	6.21%
Sheraton Louisville Riverside (11)	11,159,125	11,345,866	n/a	1/6/2017	25 years	6.24%
The Whitehall (12)	13,650,062	20,459,256	None	11/13/2017	25 years	4.50%
Total Mortgage Principal Balance	$272,984,165	$271,737,608
Deferred financing costs, net	(2,369,657)	(1,646,220)
Unamortized premium on loan	221,825	240,336
Total Mortgage Loans, Net	$270,836,333	$270,331,724

(1)

The note was extended in September 2016 for one month until October 28, 2016 and the Operating Partnership is required to make monthly principal payments of $83,000. The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.  See “Note 13. Subsequent Events” for a description of the modification and extension of the mortgage loan.

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

(6)	The note bears a minimum interest rate of 3.50%.
(7)	With limited exception, the note may not be prepaid until two months before maturity.
(8)	With limited exception, the note may not be prepaid until February 2025.
(9)	The note is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.
(10)	The note may not be prepaid during the first six years of the term. Prepayment can be made with penalty thereafter until 90 days before maturity.
(11)	With limited exception, the note may not be prepaid until two months before maturity. See “Note 13. Subsequent Events” for a description of the refinance of the mortgage loan.
(12)

The note was extended in March 2016 and provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied. See “Note 13. Subsequent Events” for a description of the refinance of the mortgage loan.

As of September 30, 2016, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.  With regard to the mortgage loan on The Whitehall, we made a principal payment in the amount of $6.4 million during the fiscal quarter ended September 30, 2016, to bring the loan in compliance with its Debt Service Coverage Ratio covenant.  Please see “Note 13. Subsequent Events” which describes repayment of the mortgage loan on The Whitehall on October 12, 2016 with proceeds from a new mortgage loan.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of September 30, 2016 were as follows:

For the remaining three months ended December 31, 2016	$4,172,975
December 31, 2017	$48,077,669
December 31, 2018	$19,171,472
December 31, 2019	$47,593,166
December 31, 2020	$20,725,439
December 31, 2021 and thereafter	$133,243,444
Total future maturities	$272,984,165

7% Unsecured Notes. On November 21, 2014, the Operating Partnership issued 7.0% senior unsecured notes in the aggregate amount of $25.3 million (the “7% Notes”). The indenture requires quarterly payments of interest and matures on November 15, 2019. The 7% Notes are callable after November 15, 2017 at 101% of face value.

8% Unsecured Notes. On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million (the “8% Notes”). The indenture required quarterly payments of interest and matures on September 30, 2018. The 8% Notes were callable after September 30, 2016 at 101% of face value.  On September 30, 2016, the Operating Partnership redeemed the entire $27.6 million aggregate principal amount of its outstanding 8% Notes.

5. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the three  months ended September 30, 2016 and 2015 totaled $18,247 and $15,867, respectively and for the nine months ended September 30, 2016 and 2015, totaled $54,738 and $47,601, respectively.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at August 1, 2018, or at the end of any 10-year renewal period, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three and nine months ended September 30, 2016 and 2015, each totaled $23,871and $71,612, respectively.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three and nine months ended September 30, 2016 and 2015, each totaled $651 and $1,952, respectively.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the three and nine months ended September 30, 2016 and 2015, each totaled $1,505 and $4,515, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018.  Rent expense for the three months ended September 30, 2016 and 2015 totaled $22,552 and $57,197 and for the nine months ended September 30, 2016 and 2015 totaled $68,451 and $100,339, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between October 2017 and March 2019.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

For the remaining three months ended December 31, 2016	$63,004
December 31, 2017	225,967
December 31, 2018	176,740
December 31, 2019	100,480
December 31, 2020	95,482
December 31, 2021 and thereafter	541,065
Total	$1,202,738

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – At September 30, 2016, each of our wholly-owned operating hotels was operated under a management agreement with Chesapeake Hospitality.  Effective January 1, 2015, each of our wholly-owned hotels operated under a new master agreement as well as an individual hotel management agreement (see Note 7).  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of September 30, 2016, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between July 2017 and September 2025.    Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

6. Equity

Preferred Stock – The Company has increased its authorized shares of preferred stock to 11,000,000.  On August 23, 2016 the Company issued 1,610,000 shares, $0.01 par value per share, of its 8% Series B Cumulative Redeemable Perpetual Preferred Stock for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred units. Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

As of September 30, 2016 and December 31, 2015, the Company had 14,949,651 and 14,490,714 shares of common stock outstanding, respectively.

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

As of September 30, 2016 and December 31, 2015, the total number of Operating Partnership common units outstanding was 16,727,791 and 16,691,541, respectively.

As of September 30, 2016 and December 31, 2015, the total number of outstanding Operating Partnership common units not owned by the Company was 1,778,140 and 2,200,827, respectively, with a fair market value of approximately $9.1 million and $15.0 million, based on the price per share of the common stock on such respective dates.

As of September 30, 2016 and December 31, 2015, the total number of outstanding Operating Partnership preferred units owned by the Company was 1,610,000 and 0, respectively,

7. Related Party Transactions

Chesapeake Hospitality. As of September 30, 2016, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,760,001 shares, approximately 11.8%, of the Company’s outstanding common stock as well as 870,271 Operating Partnership units. The indirect equity owners of Chesapeake Hospitality include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims.  The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At September 30, 2016 and December 31, 2015, there were no receivables due, respectively, from Chesapeake Hospitality.

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

Base management and administrative fees earned by Chesapeake Hospitality for our wholly owned properties totaled $944,939 and $2,927,333 for the three and nine months ended September 30, 2016 and $823,609 and $2,490,047 for the three and nine months ended September 30, 2015, respectively.  In addition, estimated incentive management fees of $13,634 and $60,636 were accrued for the three and nine months ended September 30, 2016 and $9,905 and $104,713 were accrued for the three and nine months ended September 30, 2015, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1,267,721 and $3,813,333 for the three and nine months ended September 30, 2016 and were approximately $1,190,699 and $3,432,372 for the three and nine months ended September 30, 2015, respectively.

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

Management Agreement – Crowne Plaza Hollywood Beach Resort was operated by Chesapeake Hospitality under a management agreement that was set to expire August 2017.  Under this agreement Chesapeake Hospitality received a base management fee of 3.0% of gross revenues. Base management fees earned by Chesapeake Hospitality totaled $43,826 and $401,954 for the three and nine months ended September 30, 2015.

Asset Management Fee – Also, under an asset management agreement that terminated on July 31, 2015, MHI Hospitality TRS II, LLC, an indirect subsidiary of the Company, received a fee of 1.50% of total revenue which was due on a quarterly basis for services rendered. Asset management fees totaled $21,913 and $200,976 for the three and nine months ended September 30, 2015.

Sotherly Foundation – During 2015, we loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded warriors.  As of September 30, 2016 and December 31, 2015, the balance of the loan was $80,000 and $160,000, respectively.

Others. On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a brand manager. Compensation for the three months ended September 30, 2016 and 2015 totaled approximately $79,453 and $68,044, respectively, and for the nine months ended September 30, 2016 and 2015 totaled approximately $246,084 and $201,884, respectively, for the three individuals.

During the three month period ending September 30, 2016 and 2015, we reimbursed $31,803 and $44,691, respectively, and during the nine month period ending September 30, 2016 and 2015 we reimbursed $101,571 and $84,701, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

8. Retirement Plan

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $10,177 and $56,122 for the three and nine months ended September 30, 2016 and totaled $14,567 and $42,177 for the three and nine months ended September 30, 2015, respectively.

9. Unconsolidated Joint Venture

As of September 30, 2016 and December 31, 2015, we own 100% of the Crowne Plaza Hollywood Beach Resort and it is consolidated within the financial statements presented.  However, through July 30, 2015 we owned only a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Affiliates of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”) owned a 75.0% indirect controlling interest in these entities through July 30, 2015. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment for the three and nine month periods September 30, 2015, which is accounted for under the equity method, is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(unaudited)	(unaudited)
Revenue
Rooms department	$1,084,157	$10,605,942
Food and beverage department	239,212	1,911,950
Other operating departments	137,483	880,564
Total revenue	1,460,852	13,398,456
Expenses
Hotel operating expenses
Rooms department	262,070	2,071,436
Food and beverage department	185,976	1,442,145
Other operating departments	67,190	388,087
Indirect	648,430	3,991,773
Total hotel operating expenses	1,163,666	7,893,441
Depreciation and amortization	148,134	1,037,113
General and administrative	36,944	1,060,687
Total operating expenses	1,348,744	9,991,241
Operating income	112,108	3,407,215
Interest expense	(223,218)	(1,523,455)
Net income	$(111,110)	$1,883,760

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative	$3,037,841	$2,908,836	$9,300,718	$8,245,283
Sales and marketing	3,400,025	837,820	10,490,742	6,360,115
Repairs and maintenance	1,845,961	2,788,820	5,595,240	6,046,368
Utilities	1,903,611	994,203	4,951,378	3,836,014
Franchise fees	968,801	1,865,001	3,177,780	3,872,493
Management fees, including incentive	958,572	1,770,100	2,987,969	3,531,346
Property taxes	1,675,917	1,406,013	4,501,154	3,336,271
Insurance	618,598	591,058	1,984,269	1,614,391
Other	83,449	83,211	252,183	203,994
Total indirect hotel operating expenses	$14,492,775	$13,245,062	$43,241,433	$37,046,275

11. Income Taxes

The components of the income tax (benefit)/provision for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$67,708	$—	$67,708
State	63,429	311,468	147,791	419,424
	63,429	379,176	147,791	487,132
Deferred:
Federal	(437,390)	(774,207)	(429,257)	(424,111)
State	(11,184)	(118,474)	(26,932)	(59,766)
	(448,574)	(892,681)	(456,189)	(483,877)
	$(385,145)	$(513,505)	$(308,398)	$3,255

A reconciliation of the statutory federal income tax (benefit)/provision to the Company’s income tax (benefit)/provision is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax expense	(650,790)	$1,536,869	$233,267	$2,553,376
Effect of non-taxable REIT income	76,172	(2,243,368)	(662,524)	(2,909,779)
State income tax benefit	189,473	192,994	120,859	359,658
	$(385,145)	$(513,505)	$(308,398)	$3,255

As of September 30, 2016 and December 31, 2015, we had a net deferred tax asset of approximately $5.8 million and $5.4 million, respectively, of which, approximately $4.9 million and $4.5 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of both September 30, 2016 and December 31, 2015, approximately $0.2 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years.  The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.  We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income/(loss) attributable to the common shareholders for basic computation	$(1,716,234)	$3,872,394	$527,971	$5,878,836

Denominator
Weighted average number of common shares outstanding for basic computation	14,949,651	14,247,671	14,897,595	11,884,110
Basic and diluted net income per share	$(0.11)	$0.27	$0.04	$0.49

Income Per Unit – The computation of basic and diluted earnings per unit is presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income/(loss) attributable to the common unitholders for basic computation	$(1,889,080)	$4,636,644	$634,348	$7,109,609
Denominator
Weighted average number of units outstanding for basic computation	16,727,791	16,615,889	16,723,557	14,328,893
Basic and diluted net income per unit	$(0.11)	$0.28	$0.04	$0.50

13. Subsequent Events

On October 6, 2016, we entered into an agreement to sell the Crowne Plaza Hampton Marina to Marina Hotel, LLC for a price of $5.65 million.  The Company may use the proceeds from the sale of the hotel to repay the existing first mortgage on the hotel and for general corporate purposes.  The closing of the sale, which may occur in December 2016, is subject to various customary closing conditions.

On October 11, 2016, we paid a quarterly dividend (distribution) of $0.095 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on September 15, 2016.

On October 12, 2016, we entered into a loan agreement to secure a $20.5 million mortgage on The Whitehall with the International Bank of Commerce.  Pursuant to the loan documents, the loan: provides initial proceeds of $15.0 million, with an additional $5.5 million available upon the satisfaction of certain conditions, has a term of five years, bears a floating interest rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0%, amortizes on an 18-year schedule after a 2-year interest only period, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP.  We used the proceeds to repay the existing first mortgage on The Whitehall.

On October 17, 2016, we paid a quarterly dividend (distribution) of $0.2111 per preferred share (and preferred unit) to those preferred stockholders (and preferred unitholders of the Operating Partnership) of record on September 30, 2016.

On October 24, 2016, we authorized payment of a quarterly dividend (distribution) of $0.095 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of December 15, 2016. The dividend (distribution) is to be paid on January 11, 2017.

On October 24, 2016, we authorized payment of a quarterly dividend (distribution) of $0.50 per preferred share (and preferred unit) to the preferred stockholders (and preferred unitholders of the Operating Partnership) of record as of December 30, 2016. The dividend (distribution) is to be paid on January 17, 2017.

On November 3, 2016, we entered into a loan agreement to refinance the mortgage on the Sheraton Louisville Riverside with Symetra Life Insurance Company.  Pursuant to the loan documents, the loan: provides proceeds of $12.0 million, has a maturity date of December 1, 2026, bears a fixed interest rate of 4.27% for the first 5 years of the loan with an option for the lender to reset that rate after 5 years, amortizes on a 25-year schedule, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP at 50% of the unpaid principal balance, interest, and other amounts owed.

On November 3, 2016, we entered into a loan agreement to modify and extend the $2.6 million mortgage on the Crowne Plaza Hampton Marina with TowneBank.  Pursuant to the amended loan documents, the loan:  continues to bear a fixed interest rate of 5.00%, has a maturity date of November 1, 2019, and beginning on December 1, 2016 requires monthly principal payments of $15,367 plus accrued unpaid interest.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,011 rooms. All of our properties, except for The Georgian Terrace and The Whitehall, operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree and Sheraton.   As of September 30, 2016, we owned the following hotel properties:

	Number
Property	of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina (1)	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Hollywood Beach Resort	311	Hollywood, FL	August 9, 2007	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Jacksonville Riverfront	293	Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208	Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
The Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent(2)
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259	Houston, TX	November 13, 2013	Independent(2)
Total	3,011

(1)

In October 2016, we entered into an agreement to sell the Crowne Plaza Hampton Marina, which is subject to customary closing conditions.  The previously disclosed purchase and sale agreement relating to this property, with a separate prospective buyer, terminated in accordance with its terms upon that prospective buyers failure to perform under the agreement.

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

Results of Operations

The following tables illustrate the key operating metrics for the three and nine months ended September 30, 2016 and 2015, respectively, for the Company’s wholly-owned properties, during each respective reporting period (“actual” portfolio metrics), as well as the eleven wholly-owned properties in the portfolio that were under the Company’s control during the three and nine months ended September 30, 2016 and the corresponding period in 2015 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture in August 2007 and in which the Company had a 25.0% indirect interest prior to its acquisition of the remaining 75.0% interest in July 2015.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Actual Portfolio Metrics
Occupancy %	71.5%	70.5%	72.0%	71.4%
ADR	$134.55	$128.16	$141.16	$133.20
RevPAR	$96.26	$90.32	$101.69	$95.06
Same-Store Portfolio Metrics
Occupancy %	70.7%	69.9%	70.9%	71.2%
ADR	$134.79	$128.91	$136.70	$133.59
RevPAR	$95.32	$90.07	$96.95	$95.10

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Revenue.  Total revenue for the three months ended September 30, 2016 increased approximately $3.3 million, or 9.8%, to approximately $37.3 million compared to total revenue of approximately $33.9 million for the three months ended September 30, 2015. Approximately $1.5 million of the increase relates to the acquisition of our property in Hollywood Beach, Florida in July 2015.  Increases in revenues at our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; and Hampton, Virginia, were offset by decreases in revenue impacted by the change in the performance resulting from our renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas, as well as, other revenue decreases at properties in Raleigh, North Carolina and Atlanta, Georgia.

Room revenue increased approximately $2.5 million, or 10.5%, to approximately $26.7 million for the three months ended September 30, 2016 compared to room revenue of approximately $24.1 million for the three months ended September 30, 2015.  The increase in room revenue for the three months ended September 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.2 million for the period.  Increases in room revenues at our properties in Wilmington, North Carolina; Philadelphia Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia, were offset by decreases in room revenue impacted by the change in the performance resulting from our renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas, as well as, other room revenue decreases at properties in Raleigh, North Carolina and Jeffersonville, Indiana, as compared to the same period in 2015.

Food and beverage revenues increased approximately $0.9 million, or 11.3%, to approximately $8.4 million for the three months ended September 30, 2016 compared to food and beverage revenues of approximately $7.5 million for the three months ended September 30, 2015.   The increase in food and beverage revenues for the three months ended September 30, 2016 resulted mainly from increases in food and beverage revenues at our properties in Wilmington, North Carolina; Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Hollywood Beach, Florida; Jeffersonville, Indiana; Tampa, Florida and Houston, Texas, were offset by decreases in food and beverage revenue at properties in Raleigh, North Carolina; Hampton, Virginia and Atlanta, Georgia, as compared to the same period in 2015.

Revenue from other operating departments decreased approximately $0.1 million, or 2.5%, to approximately $2.2 million for the three months ended September 30, 2016 compared to revenue from other operating departments of approximately $2.3 million for the three months ended September 30, 2015.  The decrease in revenue from other operating departments for the three months ended September 30, 2016 resulted mainly from decreases in room revenue impacted by the change in the performance resulting from renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $28.2 million for the three months ended September 30, 2016, an increase of approximately $2.2 million, or 8.6%, compared to total hotel operating expenses of approximately $26.0 million for the three months ended September 30, 2015.  The increase in hotel operating expenses for the three months ended September 30, 2016 was substantially related to the increase from the acquired property in Hollywood Beach, Florida, accounting for an increase in hotel operating expenses of approximately $1.5 million for the period.   Increases in hotel operating expenses at our properties in Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida and Houston, Texas were offset by reductions in hotel operating expenses at our properties in Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina; Hampton, Virginia and Atlanta, Georgia, as compared to the same period in 2015.

Rooms expense for the three months ended September 30, 2016 increased approximately $0.6 million, or 8.7%, to approximately $7.2 million compared to rooms expense for the three months ended September 30, 2015 of approximately $6.7 million. The increase in rooms expense for the three months ended September 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in rooms expense of approximately $0.4 million for the period, as compared to the same period in 2015.

Food and beverage expenses for the three months ended September 30, 2016 increased approximately $0.2 million, or 4.6%, to approximately $5.8 million compared to food and beverage expenses of approximately $5.6 million for the three months ended September 30, 2015.  The increase in food and beverage expenses for the three months ended September 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in food and beverage expenses of approximately $0.1 million for the period, and also was impacted by the change in the performance resulting from the downturn in the oil market in Houston, Texas, accounting for an increase in food and beverage expenses of approximately $0.1 million for the period, as compared to the same period in 2015.

Expenses from other operating departments increased approximately $0.2 million, or 30.6%, to approximately $0.6 million for the three months ended September 30, 2016 compared to expenses from other operating departments of approximately $0.5 million for the three months ended September 30, 2015.  The increase in expense from other operating departments for the three months ended September 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.1 million for the period.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2016 increased approximately $1.2 million, or 9.4%, to approximately $14.5 million compared to indirect expenses of approximately $13.2 million for the three months ended September 30, 2015.  The increase in indirect expenses for the three months ended September 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in indirect expenses of approximately $1.0 million for the period, compared with the three months ended September 30, 2015.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2016 increased approximately $0.4 million, or 12.3%, to $3.8 million compared to depreciation and amortization of approximately $3.4 million for the three months ended September 30, 2015.  The increase was mostly attributable to increases in the depreciation related to our acquired property in Hollywood Beach, Florida, accounting for increases of approximately $0.4 million for the period.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended September 30, 2016 decreased approximately $1.1 million, or 43.9% to approximately $1.4 million compared to corporate general and administrative expenses of approximately $2.4 million for the three months ended September 30, 2015.  The decrease in corporate general and administrative expenses was mainly due to one-time corporate general and administrative expenses during the three month period ending September 30, 2015 including acquisition costs of approximately $0.6 million and a one-time tax penalty of $0.4 million, as well as, additional staffing and related salary increases of approximately $0.2 million, and decreased professional fees of approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended September 30, 2016 increased approximately $0.4 million, or 9.0%, to approximately $4.6 million compared to interest expense of approximately $4.2 million for the three months ended September 30, 2015.  The increase in interest expense for the three months ended September 30, 2016 was substantially related to the assumed mortgage loan for the acquired property in Hollywood Beach, Florida, accounting for an increase in interest expense of approximately $0.5 million for the period.

Equity Income (Loss) in Joint Venture.  Equity income in joint venture for the three months ended September 30, 2015 represented our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort.  For the three months ended September 30, 2016 and 2015, we realized $0 and $8,174 net income, respectively.

Loss on Early Debt Extinguishment.  During the three months ended September 30, 2016 we redeemed the entire $27.6 million aggregate principal amount of its outstanding 8% Notes, with accumulated un-amortized loan costs in the amount of $811,395 written off and $276,000 in early termination costs paid, during the period ending September 30, 2016.  In addition, we refinanced a variable rate mortgage loan we had with Fifth Third Bank on the DoubleTree by Hilton Jacksonville Riverfront, with a new variable rate loan from Bank of the Ozarks.  Accumulated un-amortized loan costs in the amount of $74,824 were written off during the period ending September 30, 2015.

Gain on Change in Control.  On July 31, 2015, we acquired from Carlyle the remaining 75% of the entities that own and lease the Crowne Plaza Hollywood Beach Resort.  Due to the increased fair market value of the property for our original 25% we recognized a discounted gain on change in control.  The gain on change in control during the three months ended September 30, 2016 and 2015, was approximately $0 and $6.6 million, respectively.

Unrealized Loss on Hedging Activities.  As of September 30, 2016, the fair market value of the interest rate cap is $4,414.  The unrealized loss on hedging activities during the three months ended September 30, 2016 and 2015, was $492 and $106,808, respectively.

Income Taxes.  We had an income tax benefit of approximately $0.4 million for the three months ended September 30, 2016 compared to an income tax benefit of approximately $0.5 million for the three months ended September 30, 2015.  The income tax benefit is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized an operating loss for the three months ended September 30, 2016 and for the three months ended September 30, 2015.

Net Loss Attributable to the Company.  We realized a net loss attributable to the Company for the three months ended September 30, 2016 of approximately $1.4 million compared to net income of approximately $3.9 million for the three months ended September 30, 2015 as a result of the operating results discussed above.

Distributions to Preferred Shareholders.  During the three month period ending September 30, 2016 we sold 1,610,000 shares of preferred stock which have quarterly dividends payable to those preferred shareholders at a rate of 8% annually.  As of September 30, 2016 and 2015, we accrued $339,889 and $0 as dividends on the shares of preferred stock, respectively.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Revenue.  Total revenue for the nine months ended September 30, 2016 increased approximately $15.1 million, or 14.9%, to approximately $116.9 million compared to total revenue of approximately $101.8 million for the nine months ended September 30, 2015.  Approximately $12.9 million of the increase relates to the acquisition of our property in Hollywood Beach, Florida in July 2015.  Increases in revenues at our properties in Wilmington, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia, were offset by decreases in revenue impacted by the change in the performance of our Jeffersonville, Indiana property over the weekend of the Kentucky Derby and by renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas, as well as, a revenue decrease at our property in Raleigh, North Carolina.

Room revenue increased approximately $12.1 million, or 16.8%, to approximately $83.9 million for the nine months ended September 30, 2016 compared to room revenue of approximately $71.8 million for the nine months ended September 30, 2015. The increase in room revenue for the nine months ended September 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $9.7 million for the period.  Increases in room revenues at our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia, were offset by decreases in room revenue impacted by the change in the performance of our Jeffersonville, Indiana property over the weekend of the Kentucky Derby and by renovation activities at Savannah, Georgia, and the downturn in the oil market in Houston, Texas, as well as, other room revenue decreases at the property in Raleigh, North Carolina, as compared to the same period in 2015.   In addition, the increase in room revenue for the nine months ended September 30, 2016 resulted from a 6.0% increase in ADR and a 7.0% increase in RevPAR and a 0.9% increase in occupancy, as compared to the same period in 2015.

Food and beverage revenues increased approximately $2.4 million, or 9.8%, to approximately $26.2 million for the nine months ended September 30, 2016 compared to food and beverage revenues of approximately $23.9 million for the nine months ended September 30, 2015. The increase in food and beverage revenues for the nine months ended September 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.8 million for the period.  Increases in food and beverage revenues at our properties in Wilmington, North Carolina; Savannah, Georgia; Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana and Tampa, Florida, were offset by decreases in food and beverage revenue impacted by the downturn in the oil market in Houston, Texas, as well as, other food and beverage revenue decreases at properties in Raleigh, North Carolina; Philadelphia, Pennsylvania; Hampton, Virginia and Atlanta, Georgia, as compared to the same period in 2015.

Revenue from other operating departments increased approximately $0.7 million, or 11.5%, to approximately $6.8 million for the nine months ended September 30, 2016 compared to revenue from other operating departments of approximately $6.1 million for the nine months ended September 30, 2015. The increase in revenue from other operating departments for the nine months ended September 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.7 million for the period.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $85.3 million for the nine months ended September 30, 2016, an increase of approximately $11.4 million, or 15.4%, compared to total hotel operating expenses of approximately $73.9 million for the nine months ended September 30, 2015. The increase in hotel operating expenses for the nine months ended September 30, 2016 was substantially related to the increase from the acquired property in Hollywood Beach, Florida, accounting for an increase in hotel operating expenses of approximately $12.1 million for the period, which along with increases in hotel operating expenses from our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia was offset by reductions in hotel operating expenses at our properties in Savannah, Georgia; Raleigh, North Carolina; Jeffersonville, Indiana and Houston, Texas.

Rooms expense for the nine months ended September 30, 2016 increased approximately $2.9 million, or 15.4%, to approximately $21.9 million compared to rooms expense of approximately $19.0 million for the nine months ended September 30, 2015. The increase in rooms expense for the nine months ended September 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in rooms expense of approximately $2.3 million for the period.

Food and beverage expenses for the nine months ended September 30, 2016 increased approximately $1.6 million, or 9.5%, to approximately $18.3 million compared to food and beverage expenses of approximately $16.7 million for the nine months ended September 30, 2015. The increase in food and beverage expenses for the nine months ended September 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in food and beverage expenses of approximately $1.3 million for the period.

Expenses from other operating departments increased approximately $0.7 million, or 57.6%, to approximately $1.9 million for the nine months ended September 30, 2016 compared to expenses from other operating departments of approximately $1.2 million for the nine months ended September 30, 2015.  The increase in expense from other operating departments for the nine months ended September 30, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.4 million for the period, along with increases at our properties in Philadelphia, Pennsylvania and Jacksonville, Florida.

Indirect expenses at our wholly-owned properties were approximately $43.2 million for the nine months ended September 30, 2016, an increase of approximately $6.2 million, or 16.7%, compared to indirect expenses of approximately $37.0 million for the nine months ended September 30, 2015. The increase in indirect expenses for the nine months ended September 30, 2016 was substantially related to the acquired property in Hollywood Beach, Florida, accounting for an increase in indirect expenses of approximately $5.1 million for the period, compared with the nine months ended September 30, 2015, along with increased property taxes at our properties in Savannah, Georgia and Atlanta, Georgia by approximately $0.4 million and increased sales and marketing expenses by approximately $0.9 million at our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida and Atlanta, Georgia.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2016 increased approximately $1.7 million, or 17.5%, to $11.3 million compared to depreciation and amortization of approximately $9.6 million for the nine months ended September 30, 2015. The increase was mostly attributable to increases in the depreciation related to our acquired property in Hollywood Beach, Florida, accounting for increases of approximately $1.3 million for the period.

Corporate General and Administrative.  Corporate general and administrative expenses for the nine months ended September 30, 2016 decreased approximately $1.0 million, or 19.5%, to approximately $4.3 million compared to corporate general and administrative expenses of approximately $5.4 million, for the nine months ended September 30, 2015.  The decrease in corporate general and administrative expenses was mainly due to one-time corporate general and administrative expenses during the nine month period ending September 30, 2015 including acquisition costs of approximately $0.6 million and a one-time tax penalty of $0.4 million, as well as, additional staffing and related salary increases of approximately $0.2 million, and decreased professional fees of approximately $0.1 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2016 increased approximately $2.0 million, or 17.0%, to approximately $13.9 million compared to interest expense of approximately $11.9 million for the nine months ended September 30, 2015. The increase in interest expense for the nine months ended September 30, 2016 was substantially related to the assumed mortgage loan for the acquired property in Hollywood Beach, Florida, accounting for an increase in interest expense of approximately $1.6 million for the period, as compared to the same period in 2015.

Equity Income in Joint Venture.  Equity income in joint venture for the nine months ended September 30, 2015 represented our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort.  For the nine months ended September 30, 2016 and 2015, we realized approximately $0 and $0.5 million net income, respectively.

Loss on Early Debt Extinguishment.  During the nine months ended September 30, 2016 we refinanced a fixed rate mortgage loan, we had with the C-1 Bank on the Crowne Plaza Tampa Westshore, with a new fixed rate loan from Fifth Third Bank.  The amount of accumulated un-amortized loan costs of $40,236 was written off during the period ending September 30, 2016.  We also refinanced a fixed rate mortgage loan we had with the MONY Life Insurance Co. on the Hilton Savannah Desoto, writing off loan costs of $30,057. Lastly we redeemed the entire $27.6 million aggregate principal amount of its outstanding 8% Notes, with accumulated un-amortized loan costs in the amount of $811,395 written off and $276,000 in early termination costs paid during the period ending September 30, 2016. During the nine months ended September 30, 2015 we refinanced a variable rate mortgage loan, we had with the Bank of the Ozarks on The Georgian Terrace, with a new fixed rate loan from Bank of America.  In addition, we refinanced a variable rate mortgage loan, we had with Fifth Third Bank on the DoubleTree by Hilton Jacksonville Riverfront, with a new variable rate loan from Bank of the Ozarks.  Accumulated un-amortized loan costs in the amount of $75,324 were written off during the period ending September 30, 2015.

Loss on Disposal of Assets.  During the nine months ended September 30, 2016, we recorded a loss on disposal of assets of $329,461, compared to 201,835 loss on disposal of assets for the nine months ended September 30, 2015.

Unrealized Loss on Hedging Activities.  As of September 30, 2016, the fair market value of the interest rate cap, on the DoubleTree by Hilton Jacksonville Riverfront mortgage, is $4,414.  The unrealized loss on hedging activities during the nine months ended September 30, 2016 and 2015, was $66,567 and $106,808, respectively.

Gain on Involuntary Conversion of Asset.  During the nine months ended September 30, 2015, we recorded a gain on involuntary conversion of asset in the amount of $32,433, compared to no gain on involuntary conversion of asset for the nine months ended September 30, 2016.

Gain on Change in Control.  On July 31, 2015, we acquired from Carlyle the remaining 75% of the entities that own and lease the Crowne Plaza Hollywood Beach Resort.  Due to the increased fair market value of the property for our original 25% we recognized a discounted gain on change in control.  The gain on change in control during the nine months ended September 30, 2016 and 2015, was approximately $0 and $6.6 million, respectively.

Income Taxes.  We had an income tax benefit of approximately $0.3 million for the nine months ended September 30, 2016 compared to an income tax provision of approximately $3,255 for the nine months ended September 30, 2015.  The income tax benefit is primarily derived from the operations of our TRS Lessee.  Our TRS Lessee realized a taxable operating loss for the nine months ended September 30, 2016 and 2015, respectively.

Net Income (Loss) Attributable to the Company.  We realized net income attributable to the Company of approximately $0.9 million for the nine months ended September 30, 2016 compared to a net income attributable to the Company of approximately $5.9 million for the nine months ended September 30, 2015, as a result of the operating results discussed above.

Distributions to Preferred Shareholders.  During the nine month period ending September 30, 2016 we sold 1,610,000 shares of preferred stock which have quarterly dividends payable to those preferred shareholders at a rate of 8% annually.  As of September 30, 2016 and 2015, we accrued $339,889 and $0 as dividends on the preferred stock, respectively.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income/(loss) attributable to the common shareholders	$(1,716,234)	$3,872,394	$527,971	$5,878,836
Add: Net income/(loss) attributable to the noncontrolling interest	(172,846)	764,250	106,377	1,230,773
Depreciation and amortization	3,790,872	3,374,209	11,260,987	9,583,506
Equity in depreciation and amortization of joint venture	—	37,034	—	259,279
Gain on involuntary conversion of asset	—	—	—	(32,433)
Gain on change in control	—	(6,560,958)	—	(6,560,958)
Loss on disposal of assets	189,267	207,235	329,461	201,835
FFO	$2,091,059	$1,694,164	$12,224,796	$10,560,838
Increase (decrease) in deferred income taxes	(448,574)	(824,973)	(456,188)	(416,169)
Acquisition costs	—	622,973	—	622,973
Loss on early debt extinguishment	1,087,395	74,824	1,157,688	772,907
Loan modification fees	—	—	30,057	—
Loss on hedging activities	492	106,808	66,567	106,808
Adjusted FFO attributed to common shareholders	$2,730,372	$1,673,796	$13,022,920	$11,647,357

Weighted average number of shares outstanding, basic and diluted	14,949,651	14,247,671	14,897,595	11,884,110

Weighted average number of non-controlling units	1,778,140	2,368,218	1,825,962	2,444,783

Weighted average number of shares and units outstanding, basic and diluted	16,727,791	16,615,889	16,723,557	14,328,893

FFO per share and unit	$0.13	$0.10	$0.73	$0.74

Adjusted FFO per share and unit	$0.16	$0.10	$0.78	$0.81

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income/(loss) attributable to the common shareholders	$(1,716,234)	$3,872,394	$527,971	$5,878,836
Add: Net income/(loss) attributable to the noncontrolling interest	(172,846)	764,250	106,377	1,230,773
Interest expense	4,626,333	4,245,679	13,872,129	11,860,649
Interest income	(44,485)	(15,480)	(63,523)	(40,888)
Income tax provision	(385,145)	(513,505)	(308,398)	3,255
Depreciation and amortization	3,790,872	3,374,209	11,260,987	9,583,506
Equity in interest, depreciation and amortization of joint venture	—	92,844	—	640,188
Loss on early debt extinguishment	1,087,395	74,824	1,157,688	772,907
Loss on disposal of assets	189,267	207,235	329,461	201,835
Gain on involuntary conversion of asset	—	—	—	(32,433)
Distributions to preferred shareholders	339,889	—	339,889	—
EBITDA	7,715,046	12,102,450	27,222,581	30,098,628
Acquisition costs	—	622,973	—	622,973
Adjusted EBITDA	7,715,046	12,725,423	27,222,581	30,721,601
Corporate general and administrative	1,367,848	1,814,455	4,331,896	4,756,059
Equity in Adjusted EBITDA of joint venture	—	(101,017)	—	(1,147,078)
Unrealized loss on hedging activities	492	106,808	66,567	106,808
Gain on change in control	—	(6,560,958)	—	(6,560,958)
Other fee income	—	(21,913)	—	(200,976)
Hotel EBITDA	$9,083,386	$7,962,798	$31,621,044	$27,675,456

Sources and Uses of Cash

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels.  Cash flow provided by operating activities for the nine months ended September 30, 2016 was approximately $15.3 million.  We had an increase in cash provided by operating activities for the nine months ended September 30, 2016 of approximately $6.0 million, compared to the nine months ended September 30, 2015.  The increase is mainly attributable to a net increase in adjustments to reconcile net income to net cash provided by operating activities of approximately $3.0 million and a net increase of changes in assets and liabilities of approximately $3.0 million.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of common and preferred dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the nine months ended September 30, 2016, we used approximately $11.2 million on capital expenditures, of which, approximately $4.2 million related to the routine replacement of furniture, fixtures and equipment and $7.0 million related to renovation of our properties in Laurel, Maryland; Atlanta, Georgia; Houston, Texas and Savannah, Georgia.  We also contributed approximately $4.0 million during the nine months ended September 30, 2016 into reserves required by the lenders for ten of our hotels according to the provisions of their respective loan agreements.  During the nine months ended September 30, 2016, we received reimbursements from those reserves of approximately $6.3 million for capital expenditures related to those properties and proceeds from the sale of assets of $0.2 million.

Financing Activities. Cash flow provided by financing activities for the nine months ended September 30, 2016 was approximately $8.3 million.  This inflow was comprised of net proceeds (after all expenses) from our preferred stock offering of approximately $37.8 million, offset by net proceeds on mortgage loans of approximately $3.8 million, redemption of the 8%

unsecured loans of $27.6 million, dividend and distribution payments of approximately $4.3 million and payments of deferred financing costs of approximately $1.5 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  Below is a description of capital expenditures by property:

•	At the Company’s hotel in Atlanta, Georgia, an estimated $7.0 million guestroom renovation is complete.
•

At the Company’s hotel in Savannah, Georgia, renovations of the guestrooms and public spaces totaling an estimated $8.2 million are underway.  As of September 30, 2016, the Company had incurred costs totaling approximately $3.9 million toward this renovation.  Renovations are expected to be completed in August 2017.

Given our desire to continue renovations in Savannah, Georgia, we aim to restrict all other capital expenditures at this hotel during the renovation period to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensor that are necessary to maintain our brand affiliation.  We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2016.

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

Liquidity and Capital Resources

As of September 30, 2016, we had total cash of approximately $32.3 million, of which approximately $26.4 million was in cash and cash equivalents and approximately $5.9 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

On June 27, 2016, we entered into a promissory note and other loan documents to secure a $35.0 million mortgage on the Hilton Savannah DeSoto with MONY Life Insurance Company.  The loan has a maturity date of July 1, 2026.

On June 30, 2016, we entered into a loan agreement and other loan documents, including a guaranty of payment by the Operating Partnership, to secure a $19.0 million mortgage on the Crowne Plaza Tampa Westshore with Fifth Third Bank.  The loan has an initial term of three years with a maturity on July 1, 2019, and may be extended for two additional periods of one year each, subject to certain conditions.

On August 23, 2016, the Company issued 1,610,000 shares, $0.01 par value per share, of its 8% Series B Cumulative Redeemable Perpetual Preferred Stock for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred units.

On September 30, 2016, the Operating Partnership redeemed the entire $27.6 million aggregate principal amount of its outstanding 8% Notes.

On October 6, 2016, we entered into a purchase and sale agreement to sell the Crowne Plaza Hampton Marina, which is subject to customary closing conditions.

On October 12, 2016, we entered into a loan agreement to secure a $20.5 million mortgage on The Whitehall with International Bank of Commerce.  Pursuant to the loan documents, the loan: provides initial proceeds of $15.0 million, with an additional $5.5 million available upon the satisfaction of certain conditions, has a term of five years, bears a floating interest rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0%, amortizes on an 18-year schedule after a 2-year interest only period, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP.

On November 3, 2016, we entered into a loan agreement to refinance the mortgage on the Sheraton Louisville Riverside with Symetra Life Insurance Company.  Pursuant to the loan documents, the loan: provides proceeds of $12.0 million, has a maturity date of December 1, 2026, bears a fixed interest rate of 4.27% for the first 5 years of the loan with an option for the lender to reset that rate after 5 years, amortizes on a 25-year schedule, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP at 50% of the unpaid principal balance, interest, and other amounts owed.

On November 3, 2016, we entered into a loan agreement to modify and extend the $2.6 million mortgage on the Crowne Plaza Hampton Marina with TowneBank.  Pursuant to the amended loan documents, the loan:  continues to bear a fixed interest rate of 5.00%, has a maturity date of November 1, 2019, and beginning on December 1, 2016 requires monthly principal payments of $15,367 plus accrued unpaid interest.

On September 14, 2016, we entered into an agreement to purchase the commercial unit of the Hyde Resort & Residences, a condominium hotel under development in the Hollywood, Florida market, for a price of $4.25 million from 4111 South Ocean Drive, LLC.  The agreement also includes the Company’s purchase of certain inventories consistent with the management and operation of the hotel and the related condominium association for an additional price of approximately $0.47 million.  In connection with the closing under the agreement, the Company intends to enter into a lease agreement for the 400-space parking garage and meeting rooms associated with the hotel, a management agreement relating to the operation and management of the hotel condominium association, and a pre-opening services agreement whereby the seller will pay the Company a fee of $0.75 million in connection with certain pre-opening preparations.  The closing of the transaction is subject to various closing conditions as described in the agreement and is expected to close in January 2017.

Prior to August 2018, our only maturity debt obligation is mortgage on the Hilton Wilmington Riverside which matures on April 1, 2017.  We anticipate refinancing the indebtedness prior to the maturity date.

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

We expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures and debt maturities, which include the repayment of the 7% Notes (which are callable after November 15, 2017) and the retirement of maturing mortgage debt, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, as well as the selective disposition of non-core assets.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

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

As of September 30, 2016, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans. With regard to the mortgage loan on The Whitehall, we made a principal payment in the amount of approximately $6.4 million during the fiscal quarter ended September 30, 2016, to bring the loan in compliance with its Debt Service Coverage Ratio covenant.  The mortgage loan was then refinanced as described in the “Subsequent Events” section.

Unsecured Notes

The indenture for the 7% Notes contains certain covenants and restrictions that require us to meet certain financial ratios.  We are not permitted to incur any Debt (other than intercompany Debt), as defined in the indentures, if, immediately after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, the ratio of the aggregate principal amount of all outstanding Debt to Adjusted Total Asset Value, as defined in the indentures, would be greater than 0.65 to 1.0.  In addition, we are not permitted to incur any Debt if the ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense, both as defined in the indentures, on the date on which such additional Debt is to be incurred, on a pro-forma basis, after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, would be less than 1.50 to 1.0.

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at September 30, 2016 and December 31, 2015, respectively.

	September 30,	December 31,
	2016	2015
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income/(loss)(1)	$262,277	$6,397,653
Interest expense(1)	18,527,311	16,515,827
Loss on early debt extinguishment	1,157,688	772,907
Unrealized loss on hedging activities	68,577	108,819
Gain on change in control	(42,191)	(6,603,148)
Gain on involuntary conversion	32,433	-
Gain on disposal of assets	86,190	(41,435)
Provision for taxes(1)	(1,647,686)	(1,336,033)
Equity in income of joint venture(1)	31,377	(475,514)
Impairment of investment in hotel properties, net(1)	500,000	500,000
Depreciation and amortization(1)	15,268,977	13,591,495
Corporate general and administrative expenses(1)	6,221,120	7,268,256
Consolidated income available for debt service(1)	40,466,073	36,698,827
Less: income of non-stabilized assets(1) (2)	(11,741,227)	(16,284,975)
Stabilized Consolidated Income Available for Debt Service(1) (2)	$28,724,846	$20,413,852
Interest expense(1)	$18,803,311	$16,515,827
Amortization of issuance costs(1)	(1,247,296)	(1,300,032)
Consolidated interest expense(1)	17,556,015	15,215,795
Less: interest expense of non-stabilized assets(1) (2)	(3,329,186)	(5,295,224)
Stabilized Consolidated Interest Expense(1) (2)	$14,226,829	$9,920,571
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.02	2.06
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$272,984,165	$271,977,944
Unsecured notes	25,300,000	52,900,000
Total debt	$298,284,165	$324,877,944
Stabilized Consolidated Income Available for Debt Service(1) (2)	$28,724,846	$20,413,852
Capitalization rate	7.5%	7.5%
	382,997,947	272,184,693
Non-stabilized assets	160,100,000	305,255,698
Total cash	32,298,763	17,287,754
Adjusted Total Asset Value	$575,396,710	$594,728,145
Ratio of Debt to Adjusted Total Asset Value	0.52	0.55
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indenture, the DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and The Whitehall, for the period ended September 30, 2016, and the DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront, Crowne Plaza Hollywood Beach Resort, and The White Hall, for the period ended December 31, 2015, are considered non-stabilized assets for purposes of the financial covenants.

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

There were no charges for impairment of hotel properties recorded for the nine months ended September 30, 2016.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized.  Due to our history of earnings without expiration of loss carryforwards coupled with expected future taxable income of our TRS Lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2016.  In conjunction with our ongoing analysis, should negative evidence be identified to suggest that the recoverability of our deferred tax assets no longer remains more likely than not, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

As of September 30, 2016, we had approximately $231.6 million of fixed-rate debt and approximately $66.6 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 5.11%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the DoubleTree by Hilton Philadelphia Airport, the DoubleTree by Hilton Jacksonville Riverfront and on the Crowne Plaza Tampa Westshore remain at approximately $66.6 million, the balance at September 30, 2016, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.7 million.

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

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares.  As of September 30, 2016, 1,610,000 shares of our 8.0% Series B Cumulative Redeemable Preferred Stock were issued and outstanding.  The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $40.25 million, and annual dividends on our outstanding preferred shares are approximately $3.22 million.  Holders of our Series B Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions.  This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.  In addition, holders of these preferred shares have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive).  Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future preferred offerings.  Thus, our stockholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.

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

3.10

Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of August 12, 2016 (incorporated by reference to the document previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2016).

3.11

Articles Supplementary designating the Series B Preferred Stock of the Company, effective as of August 19, 2016 (incorporated by reference to the document previously filed as Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 22, 2016).

3.12

Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2016.)

4.0

Form of Common Stock Certificate of the Company (incorporated by reference to the document previously filed as Exhibit 4.0 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

4.6

Senior Unsecured Note issued by Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed with the Securities and Exchange Commission on November 7, 2013).

4.7

Indenture between Sotherly Hotels LP and Wilmington Trust, National Association, as trustee (incorporated by reference to the document previously filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed with the Securities and Exchange Commission on November 7, 2013).

4.8

Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014 (incorporated by reference to the document previously filed as Exhibit 4.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014).

Exhibit
Number	Description of Exhibit

4.9

First Supplemental Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014 (incorporated by reference to the document previously filed as Exhibit 4.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014).

4.10

7.00% Senior Unsecured Note due 2019, issued by Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 4.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on April 14, 2015).

4.11

Form of Specimen Certificate of Series B Preferred Stock of the Company (incorporated by reference to the document previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 22, 2016).

10.56

Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4111 South Ocean Drive, LLC, dated as of September 14, 2016 (incorporated by reference to the document previously filed as Exhibit 10.56 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016).

10.57

Addendum to Commercial Unit Agreement, between Sotherly Hotels Inc. and 4111 South Ocean Drive, LLC, dated as of September 14, 2016 (incorporated by reference to the document previously filed as Exhibit 10.57 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016).

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

SOTHERLY HOTELS INC.

Date: November 14, 2016	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 14, 2016	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
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

3.10

Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of August 12, 2016 (incorporated by reference to the document previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2016).

3.11

Articles Supplementary designating the Series B Preferred Stock of the Company, effective as of August 19, 2016 (incorporated by reference to the document previously filed as Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 22, 2016).

3.12

Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2016.)

4.0

Form of Common Stock Certificate of the Company (incorporated by reference to the document previously filed as Exhibit 4.0 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

4.6

Senior Unsecured Note issued by Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed with the Securities and Exchange Commission on November 7, 2013).

4.7

Indenture between Sotherly Hotels LP and Wilmington Trust, National Association, as trustee (incorporated by reference to the document previously filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed with the Securities and Exchange Commission on November 7, 2013).

4.8

Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014 (incorporated by reference to the document previously filed as Exhibit 4.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014).

Exhibit
Number	Description of Exhibit

4.9

First Supplemental Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014 (incorporated by reference to the document previously filed as Exhibit 4.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014).

4.10

7.00% Senior Unsecured Note due 2019, issued by Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 4.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on April 14, 2015).

4.11

Form of Specimen Certificate of Series B Preferred Stock of the Company (incorporated by reference to the document previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 22, 2016).

10.56

Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4111 South Ocean Drive, LLC, dated as of September 14, 2016 (incorporated by reference to the document previously filed as Exhibit 10.56 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016).

10.57

Addendum to Commercial Unit Agreement, between Sotherly Hotels Inc. and 4111 South Ocean Drive, LLC, dated as of September 14, 2016 (incorporated by reference to the document previously filed as Exhibit 10.57 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016).

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