Form 10-K
period 2016-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2017-03-23
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

757-229-5648

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Sotherly Hotels Inc.	Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Sotherly Hotels Inc.	8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	The NASDAQ Stock Market LLC
Sotherly Hotels LP	7.0% Senior Unsecured Notes due 2019	The NASDAQ Stock Market LLC

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

Sotherly Hotels Inc.    Yes   ☐     No   ☒          Sotherly Hotels LP     Yes   ☐     No   ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2016, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $73,823,253 based on the closing price quoted on the NASDAQ ® Stock Market.

As of March 10, 2017, there were 14,480,551 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2016 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – selected portions;
•	Item 9A – Controls and Procedures;
•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 14 – Income (Loss) Per Share and Unit; and
•	Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations and future plans, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward looking. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions that affect occupancy rates and revenues at our hotels and the demand for hotel products and services;
•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs;
•	the magnitude and sustainability of the economic recovery in the hospitality industry and in the markets in which we operate;
•	the availability and terms of financing and capital and the general volatility of the securities markets;
•	our intent to repurchase shares from time to time;
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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. The Company owns approximately 89.1% of the partnership units in the Operating Partnership. Limited partners (including certain of the Company’s officers and directors) own the remaining Operating Partnership units.

As of December 31, 2016, our portfolio consisted of twelve full-service, primarily upscale and upper-upscale hotels located in eight states with an aggregate total of 3,011 rooms and approximately 160,928 square feet of meeting space. All of our hotels are wholly-owned by subsidiaries of the Operating Partnership, and all are managed on a day to day basis by MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”).

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

Our corporate office is located at 410 West Francis Street, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Our Properties

As of December 31, 2016, our hotels were located in Florida, Georgia, Indiana, Maryland, North Carolina, Pennsylvania, Texas, and Virginia.  Ten of these hotels operate under franchise agreements with major hotel brands, and two are independent hotels.  Developments at our properties for the five years ended December 31, 2016 included the following:

•	In 2013 we acquired the Crowne Plaza Houston Downtown located in Houston, Texas at an aggregate value of approximately $30.9 million, including certain closing costs.
•

In 2014, we acquired the Georgian Terrace located in Atlanta, Georgia at an aggregate value of approximately $61.1 million, including certain closing costs.  We also, after extensive renovations, re-branded and renamed the Hilton Philadelphia Airport to the DoubleTree by Hilton Philadelphia Airport.

•

In 2015, we acquired the remaining 75.0% interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort, and (ii) the entity that leases the Crowne Plaza Hollywood Beach Resort.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the Crowne Plaza Hollywood Beach Resort.  We also, after extensive renovations, re-branded and renamed the Crowne Plaza Jacksonville Riverfront to the DoubleTree by Hilton Jacksonville Riverfront, and re-branded and renamed the Holiday Inn Laurel West to the DoubleTree by Hilton Laurel.

•	In 2016, after extensive renovations, we re-branded and renamed the Crowne Plaza Houston Downtown to The Whitehall.

See Items 2 and 7 of this Form 10-K for additional detail on our properties.

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

•

Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper-upscale categories and include such brands as Hilton, Doubletree by Hilton, Sheraton and Crowne Plaza, as well as independent hotels affiliated with Preferred Hotels & Resorts.  We may also acquire commercial unit(s) within upscale to upper-upscale condominium hotel projects, allowing us to establish and operate unit rental programs. We do not own economy hotels. We believe that full-service hotels, in the upscale to upper-upscale categories, will outperform the broader U.S. hotel industry, and thus offer the highest returns on invested capital.

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

We typically define underperforming hotels as those that are poorly managed, suffer from significant deferred maintenance and capital investment and that are not properly positioned in their respective markets. In pursuing these opportunities, we hope to improve revenue and cash flow and increase the long-term value of the underperforming hotels we acquire. Our ultimate goal is to achieve a total investment that is substantially less than replacement cost of a hotel or the acquisition cost of a market performing hotel. In analyzing a potential investment in an underperforming hotel property, we typically characterize the investment opportunity as one of the following:

•

Branding Opportunity: The acquisition of properties that includes a repositioning of the property through a change in brand affiliation, which may include positioning the property as an independent hotel. Branding opportunities typically include physical upgrades and enhanced efficiencies brought about by changes in operations.

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

Typically, in our experience, a deep turn opportunity takes a total of approximately four years from the initial acquisition of a property to achieving full post-renovation stabilization. Therefore, when evaluating future opportunities in underperforming hotels, we intend to focus on up-branding and shallow-turn opportunities, and to pursue deep-turn opportunities on a more limited basis and in joint venture partnerships, if possible.

Investment Vehicles. In pursuit of our investment strategy, we may employ various traditional and non-traditional investment vehicles:

•

Direct Purchase Opportunity: Our traditional investment strategy is to acquire direct ownership interests via our Operating Partnership in properties that meet our investment criteria, including opportunities that involve full-service, upscale and upper-upscale properties in identified geographic growth markets that have significant barriers to entry for new product delivery. Such properties, or portfolio of properties, may or may not be acquired subject to a mortgage, or other financing or lending instruments, by the seller or third-party.

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

Over our long history in the lodging industry we have refined many portfolio and asset management techniques that we believe provide for exceptional cash returns at our hotels. We undertake extensive budgeting due diligence wherein we examine market trends, one-time or exceptional revenue opportunities, and/or changes in the regulatory climate that may impact costs. We review daily revenue results and revenue management strategies at the hotels, and we focus on our manager’s ability to produce high quality revenues that translate to higher profit margins. We look for ancillary forms of revenues, such as leasing roof-top space for cellular towers and other communication devices and also look to lease space to third parties in our hotels, which may include, but are not limited to, gift shops or restaurants. We have and will continue to engage parking management companies to maximize parking revenue. Our efforts further include periodic review of property insurance costs and coverage, and the cost of real and personal property taxes. We generally appeal tax increases in an effort to secure lower tax payments and routinely pursue strategies that allow for lower overall insurance costs, such as purchasing re-insurance and participating in state-sponsored insurance pools.

We also require detailed and refined reporting data from Chesapeake Hospitality, which includes detailed accounts of revenues, revenue segments, expenses and forecasts based on current and historic booking patterns. We also believe we optimize and successfully manage capital costs at our hotels while ensuring that adequate product standards are maintained to provide a positive guest experience.

None of our hotels are managed by a major national or global hotel franchise company. Through our long history in the lodging industry, we have found that management of our hotels by management companies other than franchisors is preferable to and more profitable than management services provided by the major franchise companies, specifically with respect to optimization of operating expenses and the delivery of guest service.

Our portfolio management strategy includes our effort to optimize labor costs. The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having a total of approximately 26 employees electing to participate under a collective bargaining arrangement. Further, the labor force at our hotels is eligible to receive health and other insurance coverage through Chesapeake Hospitality, which self-insures. Self-insuring has, in our opinion and experience, provided significant savings over traditional insurance company sponsored plans.

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

Our Principal Agreements

Management Agreements

Chesapeake Hospitality is currently the management company for each of our hotels.  Andrew M. Sims, our chairman and chief executive officer owns an equity interest in Chesapeake Hospitality.  Immediately prior to March 1, 2017, our chairman and chief executive officer, and another of our directors were also directors of Chesapeake Hospitality.

On December 15, 2014, we entered into a master agreement (the “Master Agreement”) and a series of individual hotel management agreements (each a “Hotel Management Agreement” and, together, the “Hotel Management Agreements”) between the Company, the Operating Partnership, and MHI Hospitality TRS, LLC (and other TRS Lessees) on the one hand and Chesapeake Hospitality on the other hand, to address the scheduled expiration of the then existing master management agreement (the “MMA”) and the strategic alliance agreement (the “SA Agreement”) and to provide for ongoing management of the Company’s hotels.  The Master Agreement and Hotel Management Agreements terminated and replaced the then existing MMA and individual management agreements.

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

Each of the Hotel Management Agreements has a term of five years commencing January 1, 2015, with the exception of the Hotel Management Agreement for the management of the Crowne Plaza Hollywood Beach Resort, which has a term of five years commencing July 31, 2015.  Each of the Hotel Management Agreements may be extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension.  The agreements provide that Chesapeake Hospitality will be the sole and exclusive manager of the hotels as the agent of the respective TRS Lessee and at the sole cost and expense of the TRS Lessee and subject to certain operating standards.  Each agreement may be terminated in connection with a sale of the related hotel.  In connection with a termination upon the sale of the hotel, Chesapeake Hospitality will be entitled to receive a termination fee equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the Hotel Management Agreement.  No sale termination fee will be payable in the event the Company elects to provide Chesapeake Hospitality with the opportunity to manage another comparable hotel and Chesapeake Hospitality is not precluded from accepting such opportunity.  Chesapeake Hospitality is required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

Amounts Payable under the Management Agreements. Chesapeake Hospitality receives a base management fee, and, if the hotels exceed certain financial thresholds, an additional incentive management fee for the management of our hotels.

The base management fee for our hotels will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our wholly-owned hotels is as follows (1):

	2019	2018	2017	2016	2015	2014
Crowne Plaza Hampton Marina (2)	N/A	N/A	2.65%	2.65%	2.65%	3.00%
Crowne Plaza Hollywood Beach Resort	2.50%	2.50%	(3)	(3)	2.00%	N/A
Crowne Plaza Tampa Westshore (4)	2.50%	2.50%	2.65%	2.65%	2.65%	3.00%
DoubleTree by Hilton Jacksonville Riverfront	2.50%	2.50%	2.65%	2.65%	2.65%	3.00%
DoubleTree by Hilton Laurel	2.50%	2.50%	2.65%	2.65%	2.65%	3.00%
DoubleTree by Hilton Philadelphia Airport	2.50%	2.50%	2.65%	2.65%	2.65%	3.00%
DoubleTree by Hilton Raleigh Brownstone – University	2.50%	2.50%	2.65%	2.65%	2.65%	3.00%
Georgian Terrace (5)	2.50%	2.50%	2.50%	2.25%	2.00%	2.00%
Hilton Savannah DeSoto	2.50%	2.50%	2.65%	2.65%	2.65%	3.00%
Hilton Wilmington Riverside	2.50%	2.50%	2.65%	2.65%	2.65%	3.00%
Sheraton Louisville Riverside (6)	2.50%	2.50%	2.65%	2.65%	2.65%	3.00%
The Whitehall (7)	2.50%	2.50%	2.50%	2.25%	2.00%	2.00%

(1)

The fees for 2014 were set by the MMA, and the individual management agreements for Tampa, Houston, and Atlanta. The fees for 2015-2019 are set by the Master Agreement and the Hotel Management Agreements.

(2)	The Crowne Plaza Hampton Marina was sold on February 7, 2017; therefore, the base management fee no longer applies after February 7, 2017.

(3)

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

(7)

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

Pursuant to the terms of the now terminated MMA and other individual management agreements for Tampa, Houston and Atlanta, we engaged Chesapeake Hospitality as the property manager for each of our wholly-owned hotels through December 2015. The MMA had a term of ten (10) years for each initial hotel and a term of ten (10) years for each subsequently acquired hotel that became subject to the MMA. Chesapeake Hospitality benefited from the payment of management fees by us pursuant to the MMA. Chesapeake Hospitality received a base management fee equal to a percentage of each hotel’s revenues (2.0% for the first year, 2.5% for the second year and 3.0% thereafter). Additionally, pursuant to the MMA, Chesapeake Hospitality was entitled to receive certain incentive fees and project management fees.  For Tampa, the base management and incentive management fees were the same as those contained in the MMA.  For Houston and Atlanta, the base management fee was equal to 2% of the respective hotels’ revenues, and there was no incentive management fee. The MMA and the individual management agreements for Tampa, Houston, and Atlanta were terminated on December 31, 2014, pursuant to the terms of the Master Agreement.

Franchise Agreements

As of December 31, 2016, all but two of our wholly-owned hotels operate under franchise licenses from national hotel companies. On March 27, 2014, we purchased an independent full-service hotel in Atlanta, Georgia, which does not operate under a franchise license. On April 12, 2016, we allowed the Crowne Plaza Houston Downtown’s franchise agreement to expire and rebranded it as The Whitehall, an independent full-service hotel.

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

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;
•	safety;
•	maintaining specified insurance;
•	the types of services and products ancillary to guest room services that may be provided;
•	display of signage;
•	marketing techniques including print media, billboards, and promotions standards; and
•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessees are required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties as of December 31, 2016:

		Marketing/
	Franchise	Reservation	Expiration
	Fee (1)	Fee (1)	Date
Crowne Plaza Hampton Marina (2)	5.0%	3.5%	2/7/2017
Crowne Plaza Hollywood Beach Resort (3)	5.0%	3.5%	10/31/2017
Crowne Plaza Tampa Westshore	5.0%	3.5%	3/6/2019
DoubleTree by Hilton Jacksonville Riverfront (4)	5.0%	4.0%	9/30/2025
DoubleTree by Hilton Laurel	5.0%	4.0%	10/31/2030
DoubleTree by Hilton Philadelphia – Airport (5)	5.0%	4.0%	10/31/2024
DoubleTree by Hilton Raleigh Brownstone – University (4)	5.0%	4.0%	11/30/2021
Hilton Savannah DeSoto (6)	5.0%	4.0%	7/31/2017
Hilton Wilmington Riverside	5.0%	4.0%	3/31/2018
Sheraton Louisville Riverside	5.0%	3.5%	4/25/2023

(1)	Percentage of room revenues payable to the franchisor.
(2)	The Crowne Plaza Hampton Marina was sold on February 7, 2017, and the franchise license was transferred to the new owners.
(3)	We have entered into a franchise agreement with Hilton to rebrand the Hollywood hotel as a DoubleTree by Hilton.
(4)	The Franchise Fee is 3.0% for operating year 1, 4.0% for operating year 2, and 5.0% thereafter.
(5)	The Franchise Fee is 4.0% for operating years 1 and 2, and 5.0% thereafter.
(6)	We intend to convert the Savannah hotel to an independent hotel.

Lease Agreements

In order for the Company to maintain qualification as a REIT, neither the Company nor the Operating Partnership or its subsidiaries can operate our hotels directly. Our wholly-owned hotels are leased to our TRS Lessees, which have engaged Chesapeake Hospitality to manage the hotels. Each lease has a non-cancelable term of three to thirty years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

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

The Company has one taxable REIT subsidiary, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2016, of approximately $15.9 million and in addition had deferred timing differences of approximately $0.2 million attributable to start-up expenses related to the opening of several of its hotels, which was not deductible when incurred and is being amortized over 15 years and deferred timing differences of approximately $0.5 million attributable to accrued, but not deductible, vacation and sick pay amounts. The Company has not incurred federal income taxes since its formation. The cumulative taxable loss and combined timing differences result in a net deferred tax asset of approximately $6.9 million for these cumulative deferred tax loss carryforwards.

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

Employees

As of December 31, 2016, we employed twelve full-time persons, all of whom work at our corporate office in Williamsburg, Virginia. All persons employed in the day-to-day operations of the hotels are employees of Chesapeake Hospitality, the management company engaged by our TRS Lessees to operate such hotels.

Subsequent Events

Hyde Resort & Residences

On January 30, 2017, we purchased the commercial unit of the Hyde Resort & ResidencesTM, a condominium hotel located in the Hollywood, Florida market, for an aggregate price of approximately $4.8 million, including inventory and closing fees.  The trademarked Hyde Resort & Residences is operated under license from SBE Hotel Licensing, LLC.

We have entered into several agreements related to the Hyde Resort & Residences, which is zoned and operated as a condominium hotel with individual condominium units owned by third parties.  In addition to our ownership of the commercial condominium unit, consisting of the designated lobby and front desk areas, we entered into a 20-year Lease Agreement with the condominium association responsible for the operation of the condominium, whereby we lease other common areas, including meeting rooms, office spaces, and 400 parking spaces, and also manage the parking garage.  We have also entered into a 20-year Association Management Agreement with the condominium association, whereby we are engaged to manage the condominium association and to operate the Hyde Resort & Residences as a condominium hotel.  Individual condominium unit owners may elect for their condominium units to be rented to condominium hotel guests pursuant to a rental management program managed for us by Chesapeake Hospitality pursuant to the Hyde Management Agreement, described below.  As part of the rental management program, we have entered into individual rental agreements with condominium unit owners who have chosen to participate in our rental program, and may enter into rental agreements with unit owners in the future.  We expect the number of individual condominium unit owners who elect to participate in our rental program to vary, and the number of units available for rental to condominium hotel guests at any given time will fluctuate pursuant to that participation and due to owner occupation of the condominium hotel units.

On February 3, 2017, we entered into a Condominium Hotel Management Agreement (the “Hyde Management Agreement”) with Chesapeake Hospitality for the management of the Hyde Resort & Residences condominium hotel.  In accordance with the Master Agreement, the Hyde Management Agreement has an initial term of five years commencing January 30, 2017 and mirrors the material terms of the other Hotel Management Agreements.  The terms of the Hyde Management Agreement provide for a base management fee equal to a percentage of gross revenues of the rental of condominium units participating in our rental program in the amount of 2.00% through January 2018, 2.25% through January 2019, and 2.50% thereafter. Pursuant to the Hyde Management Agreement, Chesapeake Hospitality will manage for us the rental of individually owned condominium units pursuant to rental agreements entered into with individual condominium unit owners.  We also entered into an Association Sub Management and Assignment Agreement with Chesapeake Hospitality for the management and operation of the condominium association responsible for the operation of the Hyde Resort & Residences, and a Rental Management Agreement pursuant to which Chesapeake Hospitality agreed to manage the marketing and negotiation of rental agreements with individual condominium unit owners.

Crowne Plaza Hampton Marina Disposition

On February 7, 2017, we sold the Crowne Plaza Hampton Marina for a price of approximately $5.6 million.   Following the sale, our portfolio consisted of eleven wholly-owned hotels located in seven states with an aggregate total of 2,838 rooms and approximately 149,435 square feet of meeting space, as well as our interests in the Hyde Resort & Residences.

Employee Stock Ownership Plan

Between January 3, 2017 and February 23, 2017, the Company’s Employee Stock Ownership Plan (“ESOP”) purchased 682,500 shares of the Company’s common stock.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP, which was established January 1, 2016, is funded by a loan from the Company, pursuant to which the ESOP may borrow up to $5,000,000 to purchase shares of the Company’s common stock, which serve as collateral for the loan.

Director and Officer Changes

On March 1, 2017, Kim E. Sims resigned as a member of the board of directors of the Company.

Available Information

We maintain an Internet site, http://www.sotherlyhotels.com, which contains additional information concerning Sotherly Hotels Inc. We make available free of charge through our Internet site all our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements and other reports filed with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have also posted on this website the Company’s Code of Business Conduct and the charters of the Company’s Nominating, Corporate Governance and Compensation (“NCGC”) and Audit Committees of the Company’s board of directors. We intend to disclose on our website any changes to, or waivers from, the Company’s Code of Business Conduct. Information on the Company’s Internet site is neither part of nor incorporated into this Form 10-K.

Item 1A. Risk Factors

The following are the material risks that may affect us. Any of the risks discussed herein can materially adversely affect our business, liquidity, operations, industry or financial position or our future financial performance.

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2016, the principal balance of our debt was approximately $309.8 million, which is comprised of approximately $284.5 million secured debt and approximately $25.3 million unsecured debt related to the 7.0% senior unsecured notes due November 20, 2019 (the “7% Notes”) (not accounting for reductions of unamortized premiums or deferred financing costs as shown on our balance sheet). Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

Our financial leverage could negatively affect our business and financial results, including the following:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, working capital, capital expenditures, future business opportunities, paying dividends or other purposes;

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;
•	adversely affect our ability to satisfy our financial obligations, including those related to the 7% Notes;
•	limit our ability to refinance existing debt;
•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing;
•	force us to dispose of one or more of our properties, possibly on unfavorable terms;
•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;
•	force us to issue additional equity, possibly on terms unfavorable to existing shareholders;
•	limit our flexibility to make, or react to, changes in our business and our industry; and
•	place us at a competitive disadvantage, compared to our competitors that have less debt.

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

We have one mortgage debt obligation maturing in 2018, and if we are not successful in extending the term of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.

In August 2018, the mortgage on our DoubleTree by Hilton Raleigh Brownstone University matures, and we have additional significant obligations maturing in subsequent years.

We have no material debt obligations maturing in 2017.  The total aggregate amount of our debt obligations scheduled to mature in 2018, inclusive of monthly amortization of all our indebtedness, is approximately $24.6 million, which represents approximately 7.9% of our total debt obligation outstanding as of December 31, 2016.

We will need to, and plan to, renew, replace or extend our long-term indebtedness prior to the respective maturity date. If we are unable to extend this loan, we may be required to repay the outstanding principal amount at maturity or a portion of such indebtedness upon refinance. If we do not have sufficient funds to repay any portion of the indebtedness, it may be necessary to raise capital through debt financing, private or public offerings of debt securities or equity financings. We are uncertain whether we will be able to refinance this obligation or if refinancing terms will be favorable. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available to meet our financial obligations. If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may not be able to execute our business strategies or we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses and potentially reducing cash flow from operating activities if the sale proceeds in excess of the amount required to satisfy the indebtedness could not be reinvested in equally profitable real property investments. Moreover, the terms of any additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended. To the extent we cannot repay our outstanding debt, we risk losing some or all of our hotel properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

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

Higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgages on the DoubleTree by Hilton Philadelphia Airport, the DoubleTree by Hilton Jacksonville Riverfront, the Crowne Plaza Tampa Westshore and The Whitehall. Each of these mortgages bears interest at rates tied to the 1-month London Interbank Offered Rate (“LIBOR”) and provide for minimum rates of interest. To the extent that increases in the LIBOR rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

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

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We had net loss attributable to the common shareholders of approximately $0.2 million for the 2016 fiscal year. A renewed economic downturn may increase our losses or reduce our income in the future. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

We own a limited number of hotels and significant adverse changes at one hotel could have a material adverse effect on our financial performance and may limit our ability to make distributions to stockholders.

As of December 31, 2016, our portfolio consisted of twelve wholly-owned hotels with a total of 3,011 rooms. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.  Following the sale of the Crowne Plaza Hampton Marina on February 7, 2017, our portfolio consisted of eleven wholly-owned hotels with a total of 2,838 rooms, as well as our interests in the Hyde Resort & Residences.

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

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS Lessees, and our TRS Lessees retain third-party managers to operate our hotels pursuant to management agreements.

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

A substantial number of our hotels operate under a brand owned by Hilton Worldwide (Hilton), InterContinental Hotels Group (IHG) and Marriott International, Inc. (Marriott) brands; therefore, we are subject to risks associated with concentrating our portfolio in three brands.

In our portfolio, the majority of the hotels that we owned as of December 31, 2016 utilize brands owned by IHG, Marriott or Hilton. As a result, our success is dependent in part on the continued success of IHG, Marriott or Hilton and their respective brands. If market recognition or the positive perception of IHG, Marriott and/or Hilton is reduced or compromised, the goodwill associated with the IHG, Marriott and Hilton branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, the Company’s stockholders could lose confidence in our financial results, which could harm our business and the value of the Company’s shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our internal controls and financial reporting are not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes in the future. We may in the future discover areas of our internal controls that need improvement. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of the Company’s shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. In 2014, we identified a material weakness in our internal control over financial reporting which has been remediated.

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

Conflicts of interest relating to Chesapeake Hospitality may lead to management decisions that are not in the stockholders’ best interest. Andrew M. Sims, our chairman and chief executive officer, and Kim E. Sims, a former member of our board of directors, together own a substantial interest in Chesapeake Hospitality which manages our hotel properties.

Our management agreements establish the terms of Chesapeake Hospitality’s management of our hotels. The new Master Agreement provides that in the event the agreement is terminated in connection with the sale of a hotel, and Chesapeake Hospitality accepts an offer to manage another hotel which is reasonable comparable to the hotel that was sold, we will not be liable for any termination fee. If we do not offer Chesapeake Hospitality such opportunity or Chesapeake Hospitality declines such opportunity, then a termination fee equivalent to the lesser of the management fees paid for the prior twelve-month period or the management fees for the period prior to the sale that is equal to the number of months remaining under the term of the agreement will be due. If we terminate the agreement at the end of any renewable five-year term, Chesapeake Hospitality is due a termination fee equivalent to one month’s management fees, as determined under the agreement.

As a significant owner of Chesapeake Hospitality, which would receive any management and management termination fees payable by us under the management agreement, Andrew M. Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of the Company’s stockholders to do so. In addition, Andrew M. Sims will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

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

Certain of our officers and directors control trusts that hold units in our Operating Partnership and may seek to avoid adverse tax consequences, which could result from transactions that would otherwise benefit the Company’s stockholders.

Holders of units in our Operating Partnership, including trusts controlled in whole or part by members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including a trust controlled by Andrew M. Sims and two former members of our board of directors, and a charitable trust controlled by Edward S. Stein, may have different objectives than holders of the Company’s stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. As of December 31, 2016, these trusts owned approximately 1.0% of the outstanding units in our Operating Partnership. Although the individuals controlling the trusts do not have any beneficial interest in the trusts, they may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to the Company’s stockholders, or may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2016 and 2015, we spent approximately $14.8 million and approximately $20.1 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. In addition, several of our mortgage lenders require that we set aside annual amounts for capital improvements to the secured property. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90.0% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund significant capital expenditures, acquisitions or hotel development through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund any significant investments or capital improvements. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our charter nor our bylaws limit the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to the Company’s stockholders.

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like hurricanes, earthquakes and floods, such as Hurricane Matthew in October 2016 and Hurricane Sandy in October 2012, losses from foreign terrorist activities, such as those on September 11, 2001, or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. Currently, our insurers provide terrorism coverage in conjunction with the Terrorism Risk Insurance Program sponsored by the federal government through which insurers are able to receive compensation for insured losses resulting from acts of terrorism.

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

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the outbreaks of SARS and avian flu in 2003 had a severe impact on the travel industry, the outbreaks of H1N1 flu in 2009 threatened to have a similar impact, and the perceived threat of a Zika virus outbreak in 2016 had an impact on the south Florida market. A prolonged recurrence of SARS, avian flu, H1N1 flu, Ebola virus, Zika virus or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotels and adversely affect our financial conditions and results of operations.

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
•

civil unrest, acts of God, including earthquakes, floods and other natural disasters such as Hurricane Matthew in October 2016 and Hurricane Sandy in October 2012, which may result in uninsured losses, and acts of war or terrorism, including the consequences of terrorist acts, such as those that occurred on September 11, 2001.

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

Each of our hotel properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our financial condition, results of operations and our ability to make distributions to the Company’s stockholders could be materially and adversely affected and the market price of the Company’s shares could decline.

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

Authority to Issue Stock

The Company’s amended and restated charter authorizes our board of directors to issue up to 49,000,000 shares of common stock and up to 11,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of the Company, including transactions at a premium over the market price of the Company’s stock, even if stockholders believe that a change of control is in their interest. The Company will be able to issue additional shares of common or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company’s securities may be listed or traded.

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

Our ownership limitations may restrict or prevent you from engaging in certain transfers of the Company’s common stock or preferred stock.

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

The Company’s articles supplementary establishing and fixing the rights and preferences of Series B preferred stock provide that no person may directly or indirectly own more than 9.9% of the aggregate number of outstanding shares of Series B preferred stock, excluding any outstanding shares of Series B preferred stock not treated as outstanding for federal income tax purposes.  The Company’s board of directors has discretion to waive that ownership limit if, including other considerations, the board receives evidence that ownership in excess of the limit will not jeopardize the Company’s REIT status.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares.  As of December 31, 2016, 1,610,000 shares of our 8.0% Series B Cumulative Redeemable Preferred Stock were issued and outstanding.  The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $40.3 million, and annual dividends on our outstanding preferred shares are approximately $3.2 million.  Holders of our Series B Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions.  This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.  In addition, holders of these preferred shares have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive).  Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future preferred offerings.  Thus, our stockholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.

The change of control conversion and redemption features of the Series B Preferred Stock may make it more difficult for a party to take over our Company or discourage a party from taking over our Company.

Upon a change of control (as defined in our charter), holders of our Series B Preferred Stock will have the right (unless, as provided in our charter, we have provided or provide notice of our election to exercise our special optional redemption right before the relevant date) to convert some or all of their shares of our Series B Preferred Stock into shares of our common stock (or equivalent value of alternative consideration). Upon such a conversion, holders will be limited to a maximum number of shares equal to the share cap, subject to adjustments. If the common stock price is less than $3.015, subject to adjustment, holders will receive a maximum of

8.29187 shares of our common stock per share of Series B Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series B Preferred Stock. In addition, those features of our Series B Preferred Stock may have the effect of inhibiting or discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of shares of our common stock and shares of our Series B Preferred Stock with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests.

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

In order to maintain its qualification as a REIT, each year the Company must pay out to its stockholders in distributions, as “qualifying distributions,” at least 90.0% of its REIT taxable income, computed without regard to the deductions for dividends paid and excluding net capital gains and reduced by certain non-cash items. To the extent that the Company satisfies this distribution requirement, but distributes less than 100.0% of its taxable income (including its net capital gain), it will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4.0% nondeductible excise tax if the actual amount that it pays out to its stockholders as a “qualifying distribution” for a calendar year is less than the sum of: (A) 85.0% of our ordinary income for such calendar year, plus (B) 95.0% of our capital gain net income for such calendar year. The Company’s only recurring source of funds to make these distributions comes from rent received from its TRS Lessees whose only recurring source of funds with which to make these payments and distributions is the net cash flow (after payment of operating and other costs and expenses and management fees) from hotel operations, and any dividend and other distributions that we may receive from MHI Holding. Accordingly, the Company may be required to borrow money or sell assets to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.

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

If the Company fails to remain qualified as a REIT, it may have to reduce or eliminate any distributions to its stockholders in order to satisfy its income tax liabilities. Any distributions that the Company does make to its stockholders would be treated as taxable dividends to the extent of its current and accumulated earnings and profits. This may result in negative investor and market perception regarding the market value of the Company’s stock, and the value of its stock may be reduced. In addition, the Company and the Operating Partnership may face increased difficulty in raising capital or obtaining financing if the Company fails to qualify or remain qualified as a REIT because of the resulting tax liability and potential reduction of its market valuation.

If MHI Holding exceeds certain value thresholds, this could cause the Company to fail to qualify as a REIT.

For taxable years of the Company ending on or before December 31, 2017, at the end of each quarter of each taxable year of the Company, no more than 25.0% of the value of the Company’s total assets may consist of securities of one or more taxable REIT subsidiaries (“TRSs”).  For taxable years of the Company ending after December 31, 2017, at the end of each quarter of each taxable year of the Company, no more than 20.0% of the value of the Company’s total assets may consist of securities of one or more TRSs.  MHI Holding is a TRS and the Company may form other TRSs in the future.  The Company plans to monitor the value of its shares of MHI Holding and of any other TRS the Company may form.   However, there can be no assurance that the Internal Revenue Service will not attempt to attribute additional value to the shares of MHI Holding or to the shares of any other TRS that the Company may form.  If the Company is treated as owning securities of one or more TRSs with an aggregate value that is in excess of the thresholds outlined above, the Company could lose its status as a REIT or become subject to penalties.

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

When applying these asset tests, the Company is treated as owning its proportionate share of the Operating Partnership’s assets (which is determined in accordance with the Company’s capital interest in the Operating Partnership). If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences. If the Company fails to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de-minimis threshold, the Company may be able to preserve its REIT status if the failure was due to reasonable cause and not to willful neglect. In this case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and we will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets.

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

A foreign person disposing of a “U.S. real property interest,” which includes stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the gain recognized on the disposition, unless such foreign person is a “qualified foreign pension fund” or one of the certain publicly traded non-U.S. “qualified collective investment vehicles”. Additionally, the transferee will be required to withhold 15.0% on the amount realized on the disposition if the foreign transferor is subject to U.S. federal income tax under FIRPTA. This 15.0% is creditable against the U.S. federal income tax liability of the foreign transferor in connection with such transferor’s disposition of the Company’s stock. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled” (i.e., less than 50.0% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence). We cannot be sure that the Company will qualify as a “domestically controlled” REIT. If the Company does not so qualify, gain realized by foreign investors on a sale of the Company’s stock would be subject to U.S. income and withholding tax under FIRPTA, unless the Company’s stock were traded on an established securities market and a foreign investor did not at any time during a specified testing period directly or indirectly own more than 10.0% of the value of the Company’s outstanding stock.

MHI Holding increases our overall tax liability.

Our TRS Lessees are single-member limited liability companies that are wholly-owned, directly or indirectly, by MHI Holding, a taxable REIT subsidiary that is wholly-owned by the Operating Partnership. Each of our TRS Lessees is disregarded as an entity separate from MHI Holding for U.S. federal income tax purposes, such that the assets, liabilities, income, gains, losses, credits and deductions of our TRS Lessees are treated as the assets, liabilities, income, gains, losses, credits and deductions of MHI Holding for U.S. federal income tax purposes. MHI Holding is subject to federal and state income tax on its taxable income, which will consist of the revenues from the hotels leased by the Company’s TRS Lessees, net of the operating expenses for such hotels and rent payments. Accordingly, although the Company’s ownership of MHI Holding and the TRS Lessees will allow it to participate in the operating income from its hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of MHI Holding, if any, will be available for distribution to the Company.

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

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted or may not exist at all, and if we do not sustain our profitability, we may be required to put up a valuation allowance against our deferred tax assets.

At December 31, 2016, our financial statements reflected deferred tax assets totaling approximately $6.9 million, of which approximately $6.0 million relates to significant federal and state net operating losses (“NOLs”) generated by our TRS Lessee over the past three years.  We are generally able to carry NOLs forward to reduce taxable income in future years.  Our ability to use our NOLs to reduce future tax payments is dependent upon our ability to sustain profitability during the time period over which these NOLs may be used under applicable tax law.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating a number of factors, including a demonstrated track record of past profitability, reasonable forecasts of future taxable income, and anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.  At December 31, 2016, we determined based on all available positive and negative evidence that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  We made this determination considering reasonable tax strategies available to us capable of ensuring the realization of our deferred tax assets, anticipated changes in the lease rental payments and one time losses that generated some of our net operating losses.  However, there is no assurance that the TRS Lessee will be able to achieve profitability.  The TRS Lessee’s ability to generate sustained profitability in the amounts necessary to realize our deferred tax assets against future taxable income depends upon general economic and market conditions, interest rates, and the TRS Lessee’s ability to meet our strategic plans.  If the TRS Lessee is unable to generate adequate sustained profitability, we may be required to record a valuation allowance against some or all of our deferred tax assets, which would negatively impact our financial results.

Taxation of dividend income could make the Company’s stock less attractive to investors and reduce the market price of its stock.

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect the Company or could adversely affect its stockholders. Currently, “qualified dividends,” which include dividends from domestic C corporations that are paid to non-corporate stockholders, are subject to a reduced maximum U.S. federal income tax rate of 20.0%. Because REITs generally do not pay corporate-level taxes as a result of the dividends-paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for a reduced tax rate. Non-corporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

Investors may be subject to a 3.8% Medicare tax in connection with an investment in the Company’s stock or the 7% Notes.

The U.S. tax laws impose a 3.8% “Medicare tax” on the “net investment income” (i.e., interest, dividends, capital gains, annuities, and rents that are not derived in the ordinary course of a trade or business) of individuals with income exceeding $200,000 ($250,000 if married filing jointly or $125,000 if married filing separately), and of estates and trusts. Dividends on the Company’s stock and interest on the 7% Notes as well as gains from the disposition of the Company’s stock or the 7% Notes may be subject to the Medicare tax. Prospective investors should consult with their independent advisors as to the applicability of the Medicare tax to an investment in the Company’s stock or the 7% Notes in light of such investors’ particular circumstances.

Investors may be subject to U.S. withholding tax under the “Foreign Account Tax Compliance Act.”

On March 18, 2010, the Hiring Incentives to Restore Employment Act, or the HIRE Act, was enacted in the United States. The HIRE Act includes provisions known as the Foreign Account Tax Compliance Act, or FATCA, that generally impose a 30.0% U.S. withholding tax on “withholdable payments,” which consist of (i) U.S.-source dividends, interest, rents and other “fixed or determinable annual or periodical income” paid after June 30, 2014 and (ii) certain U.S.-source gross proceeds paid after December 31, 2018 to (a) “foreign financial institutions” unless (x) they enter into an agreement with the IRS to collect and disclose to the IRS information regarding their direct and indirect U.S. owners or (y) they comply with the terms of any FATCA intergovernmental agreement executed between the authorities in their jurisdiction and the U.S., and (b) “non-financial foreign entities” (i.e., foreign entities that are not foreign financial institutions) unless they certify certain information regarding their direct and indirect U.S. owners. Final regulations under FATCA were issued by the IRS on January 17, 2013, and have been subsequently supplemented by additional regulations and guidance. FATCA does not replace the existing U.S. withholding tax regime. However, the FATCA regulations contain coordination provisions to avoid double withholding on U.S.-source income.

A foreign investor that receives dividends on the Company’s stock or gross proceeds from a disposition of shares of the Company’s stock may be subject to FATCA withholding tax with respect to such dividends or gross proceeds.

Foreign investors will be subject to U.S. withholding tax on the receipt of ordinary dividends on the Company’s stock.

The portion of dividends received by a foreign investor payable out of the Company’s current and accumulated earnings and profits which are not attributable to capital gains and which are not effectively connected with a U.S. trade or business of the foreign investor will generally be subject to U.S. withholding tax at a statutory rate of 30.0%. This 30.0% withholding tax may be reduced by an applicable income tax treaty. The FATCA and nonresident withholding regulations are complex. Even if the 30.0% withholding is reduced or eliminated by treaty for payments made to a foreign investor, FATCA withholding of 30.0% could apply depending upon the foreign investor’s FATCA status. Foreign investors should consult with their independent advisors as to the U.S. withholding tax consequences to such investors with respect to their investment in the Company’s stock in light of their particular circumstances, as well as determining the appropriate documentation required to reduce or eliminate U.S. withholding tax.

Foreign investors will be subject to U.S. income tax on the receipt of capital gain dividends on the Company’s stock.

Under FIRPTA, distributions that we make to a foreign investor that are attributable to gains from our dispositions of U.S. real property interests (“capital gain dividends”) will be treated as income that is effectively connected with a U.S. trade or business, and therefore subject to U.S. federal income tax, in the hands of the foreign investor, unless such foreign person is a “qualified foreign pension fund” or one of certain publicly traded non-U.S. “qualified collective investment vehicles”. A foreign investor who is subject to tax under FIRPTA will be subject to U.S. federal income tax (at the rates applicable to U.S. investors) on any capital gain dividends, and will also be required to file U.S. federal income tax returns to report such capital gain dividends. Furthermore, capital gain dividends are subject to an additional 30.0% “branch profits tax” (which may be reduced by an applicable income tax treaty) in the hands of a foreign investor who is subject to tax under FIRPTA if such foreign investor is treated as a corporation for U.S. federal income tax purposes.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2016, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR):

	Number of	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms	2016	2016	2016	2015	2015	2015	2014	2014	2014
Crowne Plaza Hampton Marina, Hampton, Virginia (1)	173	55.2%	$96.81	$53.40	55.2%	$93.59	$51.64	50.8%	$93.17	$48.27
Crowne Plaza Hollywood Beach Resort, Hollywood, Florida (2)	311	79.6%	$170.57	$135.74	83.1%	$174.35	$144.86	83.1%	$163.13	$135.55
Crowne Plaza Tampa Westshore, Tampa, Florida	222	74.6%	$116.15	$86.69	72.5%	$111.08	$80.53	72.5%	$104.90	$76.09
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293	77.4%	$126.67	$98.06	67.4%	$109.20	$73.60	65.8%	$99.20	$65.24
DoubleTree by Hilton Laurel, Laurel, Maryland	208	60.5%	$104.35	$63.16	48.2%	$95.19	$45.86	60.8%	$89.08	$54.19
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331	77.0%	$144.92	$111.66	79.3%	$136.32	$108.13	75.9%	$133.78	$101.58
DoubleTree by Hilton Raleigh Brownstone – University, Raleigh, North Carolina	190	70.0%	$134.74	$94.33	71.5%	$131.61	$94.16	73.4%	$122.60	$90.04
Georgian Terrace, Atlanta, Georgia (3)	326	70.8%	$160.89	$113.88	69.9%	$155.56	$108.70	76.2%	$137.65	$104.88
Hilton Savannah DeSoto, Savannah, Georgia	246	71.5%	$155.87	$111.48	76.9%	$154.52	$118.89	75.7%	$146.75	$111.14
Hilton Wilmington Riverside, Wilmington, North Carolina	272	70.5%	$147.14	$103.72	71.6%	$138.36	$99.07	69.7%	$139.09	$96.90
Sheraton Louisville Riverside, Jeffersonville, Indiana	180	63.1%	$137.34	$86.60	69.5%	$131.74	$111.87	66.8%	$150.20	$100.31
The Whitehall, Houston, Texas	259	54.4%	$140.70	$76.56	70.9%	$142.05	$100.66	76.1%	$138.93	$105.66
Total	3,011

(1)	On February 7, 2017, the Company sold the Crowne Plaza Hampton Marina.
(2)	The operating statistics for the Crowne Plaza Hollywood Beach Resort rely on information from both the period prior to, and the period subsequent to, the Company’s acquisition of the hotel.
(3)	The operating statistics for the Georgian Terrace rely on information from both the period prior to, and the period subsequent to, the Company’s acquisition of the hotel.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock trades on the NASDAQ ® Global Market under the symbol “SOHO”. The following table sets forth, for the indicated period, the intraday high and low prices for the common stock, as reported on NASDAQ ®:

	Price Range
	High	Low
Year Ended December 31, 2016
First Quarter	$6.59	$4.59
Second Quarter	$5.99	$5.00
Third Quarter	$6.35	$5.22
Fourth Quarter	$7.11	$4.65
Year Ended December 31, 2015
First Quarter	$7.87	$6.26
Second Quarter	$8.71	$6.94
Third Quarter	$7.63	$5.83
Fourth Quarter	$6.94	$4.50

The closing price of the Company’s common stock on the NASDAQ ® Global Market on March 1, 2017 was $6.97 per share.

Stockholder Information

As of March 1, 2017, there were 80 holders of record of the Company’s common stock and as of March 1, 2017, there were approximately 3,772 beneficial owners of the Company’s common stock.

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

On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has used and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the Board of Directors.  Through December 31, 2016 the Company repurchased the following amounts of common stock and the repurchased shares have been returned to the status of authorized but unissued shares of common stock:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
December 1- December 31, 2016	481,100	$6.53	481,100	$6,835,464

Use of Proceeds from Registered Securities

On August 23, 2016, the Company sold 1,610,000 shares, $0.01 par value per share, of its 8% Series B Cumulative Redeemable Perpetual Preferred Stock pursuant to a registration statement on Form S-3 (file no. 333-199256) for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units. The Operating Partnership used the net proceeds to redeem the entire $27.6 million aggregate principal amount of its outstanding 8.0% senior unsecured notes (the “8% Notes”), to acquire the commercial condominium unit and related inventories of the Hyde Resort & Residences for approximately $4.8 million, and will use the remainder of the proceeds for general corporate purposes.

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public, and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of March 1, 2017, there were 12 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc.

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership issues limited partnership units (common and/or preferred) to the Company, as required by the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

There were no sales of unregistered securities in the Operating Partnership during 2016.

Use of Proceeds from Registered Securities

There were no sales of registered securities in the Operating Partnership during 2016.

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

The following tables set forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its common and preferred shares to Company’s stockholders for fiscal year 2015 to 2016. The same table sets forth the Operating Partnership’s distributions per common and preferred partnership units for fiscal year 2015 to 2016:

Dividend (Distribution) Payments - Common
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2015	March 31, 2015	April 10, 2015	$0.070	82.6%	17.4%
April 2015	June 30, 2015	July 10, 2015	$0.075	82.6%	17.4%
July 2015	September 30, 2015	October 9, 2015	$0.080	82.6%	17.4%
October 2015	December 31, 2015	January 11, 2016	$0.080	82.6%	17.4%
January 2016	March 31, 2016	April 11, 2016	$0.085	73.5%	26.5%
April 2016	June 30, 2016	July 11, 2016	$0.090	73.5%	26.5%
July 2016	September 30, 2016	October 11, 2016	$0.095	73.5%	26.5%
October 2016	December 31, 2016	January 11, 2017	$0.095	73.5%	26.5%

Dividend (Distribution) Payments - Preferred
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
August 2016	September 30, 2016	October 17, 2016	$0.2111	73.5%	26.5%
October 2016	December 31, 2016	January 17, 2017	$0.500	73.5%	26.5%

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for Sotherly Hotels Inc. and Sotherly Hotels LP for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. The financial results for the Crowne Plaza Hollywood Beach Resort, in which we had a 25.0% indirect interest, are not consolidated through July 31, 2015, as we accounted for our investment under the equity method of accounting. However, from August 1, 2015 through December 31, 2015 we did consolidate the financial results for the Crowne Plaza Hollywood Beach Resort, as a result of our acquisition of the remaining 75.0% interest in the hotel.  The following selected historical financial data was derived from audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and in prior filings. The Company’s financial statements: for the year ended December 31, 2016, have been audited by Dixon Hughes Goodman LLP; for the years ended December 31, 2015 and 2014, have been audited by Grant Thornton LLP; and for the years ended December 31, 2013 and 2012, have been audited by PBMares, LLP (formerly Witt Mares, PLC), our independent registered public accounting firms, for such periods. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

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

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Statement of Operations
Total Revenues	$152,845,752	$138,533,476	$122,939,919	$89,374,527	$87,343,220
Total Operating Expenses excluding Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(118,854,236)	(109,153,366)	(95,290,304)	(69,888,820)	(68,519,401)
Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(15,384,390)	(14,050,060)	(15,144,284)	(9,078,228)	(8,661,769)
Net Operating Income	18,607,126	15,330,050	12,505,331	10,407,479	10,162,050
Interest Income	115,785	50,461	19,865	17,914	16,158
Interest Expense	(17,735,107)	(16,515,827)	(14,636,870)	(9,606,479)	(10,399,962)
Other Income (Expense) – net	(1,455,289)	6,196,936	(354,558)	(3,796,410)	(3,941,594)
Income Tax Benefit (Provision)	1,367,634	1,336,033	1,727,723	(1,496,096)	(1,246,397)
Net Income (Loss)	900,149	6,397,653	(738,509)	(4,473,592)	(5,409,745)
Net (Income) Loss Attributable to Noncontrolling Interest	26,567	(1,040,987)	153,838	989,623	1,241,868
Net Income (Loss) Attributable to the Company	926,716	5,356,666	(584,671)	(3,483,969)	(4,167,877)
Distributions to Preferred Stockholders	(1,144,889)	—	—	—	—
Net Income/(Loss) Attributable to Common Stockholders	$(218,173)	$5,356,666	$(584,671)	$(3,483,969)	$(4,167,877)

Statement of Cash Flows
Cash provided by Operations – net	$17,139,409	$11,377,374	$14,851,255	$9,594,751	$9,011,957
Cash used in Investing – net	(12,940,766)	(41,132,602)	(71,096,578)	(29,527,589)	(3,156,121)
Cash provided by (used in) Financing – net	16,074,218	24,614,643	63,503,194	22,133,750	(3,090,079)
Net Increase (Decrease) in Cash and Cash Equivalents	$20,272,861	$(5,140,585)	$7,257,871	$2,200,912	$2,765,757

Balance Sheet
Investments in Hotel Properties, Net	$348,593,912	$354,963,242	$260,192,153	$202,645,633	$176,427,904
Investment in Hotel Properties Held for Sale, Net	5,333,000	—	—	—	—
Total Assets (1)	406,019,564	393,058,353	299,820,043	228,169,081	204,223,074
Mortgage Loans	282,708,289	271,977,944	205,291,657	160,363,549	135,674,432
Unsecured Notes	24,308,713	52,900,000	52,900,000	27,600,000	—
Redeemable Preferred Stock	—	—	—	—	14,227,650
Total Liabilities	324,680,276	340,199,985	272,310,186	197,314,286	167,179,121
Noncontrolling Interest (1)	2,329,175	3,855,237	4,132,662	5,669,386	7,322,314
Total Sotherly Hotels Inc. Stockholders’ Equity (1)	$79,010,113	$49,003,131	$23,377,195	$25,185,409	$29,721,639

Operating Data
Average Number of Available Rooms	3,011	2,828	2,622	2,148	2,113
Total Number of Available Room Nights	1,102,026	1,032,353	957,060	783,936	773,358
Occupancy Percentage (2)	69.8%	69.9%	70.3%	67.4%	68.9%
Average Daily Rate (ADR) (2)	$140.63	$134.21	$125.77	$118.91	$114.22
RevPAR (2)	$98.18	$93.80	$88.42	$80.16	$78.65

Additional Financial Data
FFO (3)	$15,139,650	$14,103,844	$14,765,677	$5,150,303	$3,842,699
Adjusted FFO (3)	15,100,188	14,904,608	14,142,080	10,766,147	9,218,032
Hotel EBITDA (4)	40,012,581	36,447,390	32,084,957	23,220,515	22,296,938
Income (Loss) Per Basic Share	$(0.01)	$0.43	$(0.06)	$(0.34)	$(0.42)

(1)	As of the period end.
(2)

Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. ADR is calculated by dividing the total daily room revenue by the total daily number of rooms sold. RevPAR is calculated by dividing the total daily room revenue by the total daily number of rooms available.

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

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Net Income/(Loss) Attributable to the Common Stockholders	$(218,173)	$5,356,666	$(584,671)	$(3,483,969)	$(4,186,709)
Add: Net Income (Loss) Attributable to the Noncontrolling Interest	(26,567)	1,040,987	(153,838)	(989,623)	(1,223,036)
Depreciation and Amortization	15,019,071	13,591,495	11,969,284	8,467,228	8,661,769
Equity in Depreciation and Amortization of Joint Venture	—	259,279	529,053	545,667	590,675
Impairment of Investment in Hotel Properties, Net	—	500,000	3,175,000	611,000	—
Gain on Change in Control	—	(6,603,148)	—	—	—
Gain on Involuntary Conversion of Asset	—	—	(169,151)	—	—
Loss (Gain) on Asset Disposal	365,319	(41,435)	—	—	—
Funds From Operations	$15,139,650	$14,103,844	$14,765,677	$5,150,303	$3,842,699
(Increase) Decrease in Deferred Income Taxes	(1,558,966)	(1,780,571)	(1,961,663)	1,370,189	1,241,848
Acquisition Costs	—	634,376	155,187	89,743	—
Loss on Starwood Settlement	—	324,271	—	—	—
Over-Assessed Real Estate Taxes Under Appeal	—	497,733	—	—	—
Loan Modification Fees	64,215	243,229	—	—	—
Franchise Termination Fee	—	—	351,800	—	—
Realized and Unrealized (Gain) Loss on Hedging Activities (A)	37,384	108,819	—	(89,998)	13,752
Realized and Unrealized Loss on Warrant Derivative	—	—	—	2,205,248	2,026,677
Impairment of Note Receivable	—	—	—	—	110,871
Loss on Early Debt Extinguishment (A)	1,417,905	772,907	831,079	2,040,662	1,982,184
Adjusted FFO	$15,100,188	$14,904,608	$14,142,080	$10,766,147	$9,218,031

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.

The following is a reconciliation of net income/(loss) to Hotel EBITDA for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Net Income/(Loss) Attributable to the Common Stockholders	$(218,173)	$5,356,666	$(584,671)	$(3,483,969)	$(4,186,709)
Add: Net Income (Loss) Attributable to the Noncontrolling Interest	(26,567)	1,040,987	(153,838)	(989,623)	(1,223,036)
Interest Expense	17,735,107	16,515,827	14,636,870	9,606,479	10,399,962
Interest Income	(115,785)	(50,461)	(19,865)	(17,914)	(16,158)
Distributions to Preferred Stockholders	1,144,889	—	—	—	—
Income Tax Provision (Benefit)	(1,367,634)	(1,336,033)	(1,727,723)	1,496,096	1,246,397
Depreciation and Amortization	15,019,071	13,591,495	11,969,284	8,467,228	8,661,769
Equity in (Earnings) Loss of Joint Venture	—	(475,514)	(307,370)	(449,500)	(178,138)
Loss (Gain) on Asset Disposal	365,319	(41,435)	—	—	—
Gain on Involuntary Conversion of Asset	—	—	(169,151)	—	—
Realized and Unrealized Loss (Gain) on Hedging Activities	37,384	108,819	—	—	—
Realized and Unrealized Loss on Warrant Derivative	—	—	—	2,205,248	2,026,677
Loss on Early Debt Extinguishment	1,417,905	772,907	831,079	2,040,662	1,982,184
Impairment of Investment in Hotel Properties, Net	—	500,000	3,175,000	611,000	—
Impairment of Note Receivable	—	—	—	—	110,871
Corporate General and Administrative Expenses	6,021,065	7,268,256	5,085,949	4,360,582	4,078,826
Gain on Change in Control	—	(6,603,148)	—	—	—
Net Lease Rental Income	—	—	(350,000)	(350,000)	(350,000)
Other Fee Income	—	(200,976)	(300,607)	(275,774)	(255,707)
Hotel EBITDA	$40,012,581	$36,447,390	$32,084,957	$23,220,515	$22,296,938

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

•	On January 30, 2017, we closed on the purchase of the hotel commercial unit of the Hyde Resort & Residences, a 400-unit condominium-hotel located in the Hollywood, Florida market.
•	On February 7, 2017, we closed on the sale of the Crowne Plaza Hampton Marina.

As of December 31, 2016, our hotel portfolio consisted of twelve full-service, primarily upscale and upper-upscale hotels with 3,011 rooms, ten of which operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree and Sheraton, and two of which are independent hotels. Following the sale of the Crowne Plaza Hampton Marina on February 7, 2017, our portfolio consisted of eleven wholly-owned hotels with a total of 2,838 rooms, as well as our interests in the Hyde Resort & Residences. As of December 31, 2016, we owned the following hotel properties:

	Number
Property	of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina (1)	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Hollywood Beach Resort	311	Hollywood, FL	August 9, 2007	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Jacksonville Riverfront	293	Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208	Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
The Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent(2)
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259	Houston, TX	November 13, 2013	Independent(2)
Total	3,011

(1)	On February 7, 2017, we closed on the sale of this hotel.
(2)	We believe that the Georgian Terrace and The Whitehall would carry a chain scale designation of upper upscale if they were branded hotels.

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and owns an approximate 89.1% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

The following table illustrates the key operating metrics for the years ended December 31, 2016 and 2015 for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the eleven wholly-owned properties that were under our control during all of 2015 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture and in which we had a 25.0% indirect interest through July 31, 2015 and a 100.0% interest thereafter.

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Actual	Same-Store	Actual	Same-Store
Occupancy %	69.8%	68.7%	69.9%	65.7%
ADR	$140.63	$136.63	$134.21	$130.09
RevPAR	$98.18	$93.86	$93.80	$85.47

Revenue. Total revenue for the year ended December 31, 2016 was approximately $152.8 million, an increase of approximately $14.3 million, or 10.3%, from total revenue for the year ended December 31, 2015 of approximately $138.5 million. Approximately $11.9 million of the increase relates to the acquisition of the remaining 75.0% interest in our property in Hollywood Beach, Florida in July 2015.  Increases in revenues at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; and Atlanta, Georgia of approximately $7.1 million, were offset by decreases in revenue at our properties impacted by renovation activities in Savannah, Georgia and Houston, Texas of approximately $3.3 million, as well as the remaining properties revenue decreases of $1.6 million.

Room revenues at our properties for the year ended December 31, 2016 increased approximately $11.4 million, or 11.7%, to approximately $108.2 million compared to room revenues for the year ended December 31, 2015 of approximately $96.8 million. The increase in room revenues for the year ended December 31, 2016 resulted mainly from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $9.6 million for the period.  Our properties in Wilmington, North Carolina; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Tampa, Florida; Hampton, Virginia and Atlanta, Georgia, experienced a significant increase in room revenues, offset by decreases at our properties impacted by renovation activities in Savannah, Georgia and Houston, Texas. We continue to expect occupancy and ADR to increase in 2017 as a result of continuing strong demand and the completion in 2016 of renovations at our properties in Houston, Texas and Atlanta, Georgia.

Food and beverage revenues at our properties for the year ended December 31, 2016 increased approximately $2.1 million, or 6.3%, to approximately $35.4 million compared to food and beverage revenues of approximately $33.3 million for the year ended December 31, 2015. The increase in food and beverage revenues for the year ended December 31, 2016 resulted principally from our acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.6 million for the period. Additional increases in food and beverage revenues at our properties in Savannah, Georgia; Raleigh, North Carolina; Laurel, Maryland: Jacksonville, Florida; and Tampa, Florida of approximately $1.5 million, were offset by decreases of approximately $1.0 million in food and beverage revenues at our other properties.

Other operating revenues for the year ended December 31, 2016 increased approximately $0.8 million, or 10.0%, to approximately $9.3 million compared to other operating revenues for the year ended December 31, 2015 of approximately $8.4 million. The increase in other operating department revenues for the year ended December 31, 2016 resulted principally from our acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.6 million for the period. Additional increases in other operating revenues at our properties in Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana and Hampton, Virginia of approximately $0.5 million, were offset by decreases of approximately $0.5 million in other operating revenues at our other properties.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $10.9 million, or 10.7%, for the year ended December 31, 2016 to approximately $112.8 million compared to hotel operating expenses for the year ended December 31, 2015 of approximately $101.9 million. The increase in hotel operating expenses for the year ended December 31, 2016 was substantially related to our acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $9.0 million for the period, coupled with an increase in hotel operating expenses at our same-store properties of approximately $1.1 million, mainly from increased occupancy by 4.6%, offset with decreases in expenses at our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania; Jeffersonville, Indiana; Hampton, Virginia and Houston, Texas.

Rooms expense at our properties for the year ended December 31, 2016 increased approximately $3.1 million, or 12.1%, to approximately $28.9 million compared to rooms expense of approximately $25.8 million for the year ended December 31, 2015. The increase in rooms expense for the year ended December 31, 2016 was substantially related to our acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $2.3 million for the period.

Food and beverage expenses at our properties for the year ended December 31, 2016 increased approximately $1.4 million, or 5.9%, to approximately $24.4 million compared to food and beverage expense of approximately $23.0 million for the year ended December 31, 2015. The increase in food and beverage expenses for the year ended December 31, 2016 was substantially related to our acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.2 million for the period.

Indirect expenses at our properties for the year ended December 31, 2016 increased approximately $5.8 million, or 11.4%, to approximately $57.1 million compared to indirect expenses of approximately $51.3 million for the year ended December 31, 2015. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees.  Specifically, increases in indirect expenses were substantially related to our recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $5.1 million for the period, compared to the year ended December 31, 2015.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2016 increased approximately $1.4 million, or 10.5%, to approximately $15.0 million compared to depreciation and amortization expense of approximately $13.6 million for the year ended December 31, 2015. The increase was mostly attributable to depreciation and amortization related to our recently acquired property in Hollywood Beach, Florida and depreciation and amortization related to our capital assets acquired in the fourth quarter of 2015 and for the year 2016, offset by reductions of intangible asset amortization during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Impairment of Investment in Hotel Properties, Net. The impairment of investment in hotel properties, net for the years ended December 31, 2016 and 2015 was $0 and $0.5 million, respectively. Our review of possible impairment of our hotel properties revealed no excess of current carrying cost over the estimated undiscounted future cash flows, as of December 31, 2016.

Gain / Loss on Disposal of Assets.  During the year ended December 31, 2016, we recorded a net loss on disposal of assets of $365,319, comprised of disposals of furniture, fixtures, and equipment of $565,319, offset by a gain on sale of $200,000, compared to a $41,435 net gain on disposal of assets for the year ended December 31, 2015, comprised of a net gain on the sale of development parcel rights and the development parcel for approximately $710,250, offset by losses on disposals of furniture, fixtures and equipment of $668,815.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2016 decreased approximately $1.2 million, or 17.2%, to approximately $6.0 million compared to corporate general and administrative expenses of approximately $7.3 million for the year ended December 31, 2015. The decrease in corporate general and administrative expenses was mainly due to decreases in acquisition costs of approximately $0.6 million, the absence of a one-time tax penalty of $0.4 million in 2016, reduced professional fees of approximately $0.2 million, reduced loan modification costs of $0.2 million and reduced audit fees of approximately $0.2 million partially offset by additional staffing and related salary increase of approximately $0.3 million, an increase in legal fees of approximately $0.4 million and increased marketing support costs of $0.2 million.

Interest Expense. Interest expense for the year ended December 31, 2016 increased approximately $1.2 million, or 7.4%, to approximately $17.7 million compared to approximately $16.5 million of interest expense for the year ended December 31, 2015. The increase in interest expense for the year ended December 31, 2016, was substantially related to the assumed mortgage loan for the acquired property in Hollywood Beach, Florida, accounting for an increase in interest expense of approximately $1.8 million.  This increase was mainly offset by a decrease in interest from the redemption of the 8% Notes with an approximate decrease of $0.5 million.

Equity Income (Loss) in Joint Venture. Equity in the income of the joint venture decreased approximately $0.5 million, or 100.0%, to $0 for the year ended December 31, 2016 compared to equity in the income of the joint venture of approximately $0.5 million for the year ended December 31, 2015, due the acquisition of the Crowne Plaza Hollywood Beach Resort in July 2015.

Loss on Early Debt Extinguishment. The loss on early debt extinguishment for the year ended December 31, 2016 increased approximately $0.6 million, or 83.5%, to approximately $1.4 million compared to a loss on debt extinguishment of approximately $0.8 million for the year ended December 31, 2015. During the year ended December 31, 2016, we refinanced mortgage loans at our properties in Wilmington, North Carolina; Savannah, Georgia; Jeffersonville, Indiana; Tampa, Florida and Houston, Texas with an increase in loss on early debt extinguishments of approximately $0.3 million. We also redeemed our 8% unsecured notes with the majority of the loss on early debt extinguishment of approximately $1.1 million.

Unrealized Loss on Hedging Activities.  During the year ended December 31, 2015, we refinanced a variable rate mortgage loan we had with Fifth Third Bank on the DoubleTree by Hilton Jacksonville Riverfront, with a new variable rate loan from Bank of the Ozarks.  During August 2015, we purchased an interest rate cap for $179,800.  As of December 31, 2016, the fair market value of the interest rate cap is $33,597 compared to the fair market value of $70,981, as of December 31, 2015.  The unrealized loss on hedging activities during the year ended December 31, 2016 and 2015, was $37,384 and $108,818, respectively.

Gain on Change in Control.  On July 31, 2015, we acquired from Carlyle the remaining 75.0% interest in the entities that own and lease the Crowne Plaza Hollywood Beach Resort.  Due to the increased fair market value of the property for our original 25.0% interest we recognized a discounted gain on change in control.  The gain on change in control during the year ended December 31, 2015, was approximately $6.6 million while no such gain was recorded in 2016.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2016 increased approximately $32,000, or 2.4%, to approximately $1.4 million compared to an income tax provision of approximately $1.3 million for the year ended December 31, 2015. The income tax benefit was primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized higher operating loss for the year ended December 31, 2016 compared to the year ended December 31, 2015. At December 31, 2016, deferred tax assets total approximately $6.9 million, of which approximately $6.0 million relate to net operating losses of our TRS Lessee.  At December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  We will continue to regularly evaluate the likelihood that we will be able to realize our deferred tax assets and the need for a valuation allowance for the deferred tax assets.

Net Income. Net income for the year ended December 31, 2016 decreased approximately $5.5 million, or 85.9%, to approximately $0.9 million compared to net income of approximately $6.4 million for the year ended December 31, 2015, as a result of the operating results discussed above.

Distributions to Preferred Stockholders.  During the year ended December 31, 2016, we recorded distributions to preferred stockholders of approximately $1.1 million, compared to no distributions to preferred stockholders for the year ended December 31, 2015. As of December 31, 2016 and 2015, we accrued $805,000 and $0, as dividends on the preferred stock, respectively.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

The following table illustrates the key operating metrics for the years ended December 31, 2015 and 2014, for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the ten wholly-owned properties that were under our control during all of 2014 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Georgian Terrace, which was acquired in March 2014. Each table excludes performance data for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture and in which we had a 25.0% indirect interest through July 31, 2015 and a 100.0% interest thereafter through December 31, 2015.

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Actual	Same-Store	Actual	Same-Store
Occupancy %	69.9%	65.7%	70.3%	69.7%
ADR	$134.21	$130.09	$15.77	$124.27
RevPAR	$93.80	$85.47	$88.42	$86.57

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

Room revenues at our properties for the year ended December 31, 2015 increased approximately $12.2 million, or 14.4%, to approximately $96.8 million compared to room revenues for the year ended December 31, 2014 of approximately $84.6 million. The increase in room revenue for the year ended December 31, 2015 resulted mainly from the acquired property in Atlanta, Georgia, accounting for an increase of approximately $3.3 million for the period and from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $2.4 million for the period.  Our properties in Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Tampa, Florida; and Hampton, Virginia and Atlanta, Georgia, experienced a significant increase in room revenue, offset by decreases at our properties impacted by renovation activities in Laurel, Maryland and Houston, Texas.

Food and beverage revenues at our properties for the year ended December 31, 2015 increased approximately $1.8 million, or 5.8%, to approximately $33.3 million compared to food and beverage revenue of approximately $31.4 million for the year ended December 31, 2014. The increase in food and beverage revenues for the year ended December 31, 2015 resulted principally from our acquired property in Atlanta, Georgia, accounting for an increase of approximately $2.1 million for the period, and from the  acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.2 million for the period. Additional increases in food and beverage revenue at our properties in Wilmington, North Carolina; Raleigh, North Carolina and Jeffersonville, Indiana of approximately $0.3 million, were offset by decreases of approximately $1.6 million in banqueting revenue at our other properties.

Other operating revenues for the year ended December 31, 2015 increased approximately $1.5 million, or 22.5%, to approximately $8.4 million compared to other operating revenues for the year ended December 31, 2014 of approximately $6.9 million. The increase in other operating departments revenues for the year ended December 31, 2015 resulted principally from our acquired property in Atlanta, Georgia, accounting for an increase of approximately $0.8 million for the period and from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.5 million for the period.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $11.7 million, or 12.9%, for the year ended December 31, 2015, to approximately $101.9 million compared to hotel operating expenses for the year ended December 31, 2014 of approximately $90.2 million. The increase in hotel operating expenses for the year ended December 31, 2015 was substantially related to our acquired property in Atlanta, Georgia, accounting for approximately $6.7 million of the increase in expenses for the year ended December 31, 2015 and from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $9.2 million for the period, coupled by a decrease in hotel operating expenses at our same-store properties of approximately $1.0 million, mainly from reduced occupancy by 5.7% and RevPAR by 1.3% combined with decreases in expenses at our properties impacted by renovation activities in Laurel, Maryland and Houston, Texas.

Rooms expense at our properties for the year ended December 31, 2015 increased approximately $2.9 million, or 12.5%, to approximately $25.8 million compared to rooms expense of approximately $22.9 million for the year ended December 31, 2014. The increase in rooms expense for the year ended December 31, 2015 was substantially related to our acquired property in Atlanta, Georgia, accounting for approximately $1.0 million of the increase and from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.3 million for the period.

Food and beverage expenses at our properties for the year ended December 31, 2015 increased approximately $2.0 million, or 9.4%, to approximately $23.0 million compared to food and beverage expense of approximately $21.0 million for the year ended December 31, 2014. The increase in food and beverage expenses for the year ended December 31, 2015 was substantially related to our acquired property in Atlanta, Georgia, accounting for approximately $1.5 million of the increase and from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $0.9 million for the period, offset by decreases in food and beverage expenses mainly from reduced occupancy and decreases in expenses at our property impacted by renovation activities in Houston, Texas.

Indirect expenses at our properties for the year ended December 31, 2015 increased approximately $6.2 million, or 13.8%, to approximately $51.3 million compared to indirect expenses of approximately $45.1 million for the year ended December 31, 2014. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees.  Specifically, increases in indirect expenses were substantially related to our acquired property in Atlanta, Georgia, accounting for approximately $2.1 million of the increase and from the acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $2.8 million for the period, compared to the year ended December 31, 2014.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2015 increased approximately $1.6 million, or 13.6%, to approximately $13.6 million compared to depreciation and amortization expense of approximately $12.0 million for the year ended December 31, 2014. The increase was mostly attributable to depreciation and amortization related to our acquired property in Atlanta, Georgia and depreciation and amortization related to our capital assets acquired in the fourth quarter of 2014 and the year of 2015, offset by reductions of intangible asset amortization during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Impairment of Investment in Hotel Properties, Net. The impairment of investment in hotel properties, net for the years ended December 31, 2015 and 2014, was approximately $0.5 million and $3.2 million, respectively. Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration, resulting in an impairment to fair market value of $0.5 million, as of December 31, 2015.

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

Interest Expense. Interest expense for the year ended December 31, 2015 increased approximately $1.9 million, or 12.8%, to approximately $16.5 million compared to approximately $14.6 million of interest expense for the year ended December 31, 2014. The increase in interest expense for the year ended December 31, 2015 was substantially related to the additional mortgage on our acquired property in Atlanta, Georgia of $0.7 million, the assumed mortgage loan for the acquired property in Hollywood Beach, Florida, accounting for an increase in interest expense of approximately $1.4 million, the issuance of the 7% Notes due in 2019, accounting for an increase of approximately $1.6 million.  These increases were offset by a decrease in interest from the reduction of the bridge loan with Richmond Hill Capital Partners, LP during the year ending December 31, 2015 of $1.3 million.

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

Gain on Involuntary Conversion of Asset. Gain on involuntary conversion of asset for the year ended December 31, 2015 decreased approximately $0.2 million, or 100.0%, to $0 compared to approximately $0.2 million of gain on involuntary conversion of asset for the year ended December 31, 2014.  During 2014, we had a one-time involuntary conversion of equipment at our Hilton Wilmington Riverside property for replacement of a water chiller in the amount of approximately $0.2 million.

Unrealized Loss on Hedging Activities.  During the year ended December 31, 2015, we refinanced a variable rate mortgage loan we had with Fifth Third Bank on the DoubleTree by Hilton Jacksonville Riverfront, with a new variable rate loan from Bank of the Ozarks.  During August 2015, we purchased an interest rate cap for $179,800.  As of December 31, 2015, the fair market value of the interest rate cap was $70,981.  The unrealized loss on hedging activities during the years ended December 31, 2015 and 2014, was approximately $0.1 million and $0, respectively.

Gain on Change in Control.  On July 31, 2015, we acquired from Carlyle the remaining 75.0% interest in the entities that own and lease the Crowne Plaza Hollywood Beach Resort.  Due to the increased fair market value of the property for our original 25.0% interest we recognized a discounted gain on change in control.  The gain on change in control during the year ended December 31, 2015 was approximately $6.6 million while no such gain was recorded in 2014.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2015 decreased approximately $0.4 million, or 22.7%, to approximately $1.3 million compared to an income tax benefit of approximately $1.7 million for the year ended December 31, 2014. The income tax benefit was primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized lower operating loss for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Net Income (Loss). Net income for the year ended December 31, 2015 increased approximately $7.1 million, or 966.3%, to approximately $6.4 million compared to net loss of approximately $0.7 million for the year ended December 31, 2014 as a result of the operating results discussed above.

Sources and Uses of Cash

The following narrative discusses our sources and uses of cash for the year ended December 31, 2016.

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders of the Operating Partnership and stockholders of the Company as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2016 was approximately $17.1 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the stockholders of the Company (the unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. During the year ended December 31, 2016, we spent approximately $14.9 million on capital expenditures, of which, approximately $5.3 million related to the routine replacement of furniture, fixtures and equipment; approximately $1.8 million related to the renovation of our property in Houston, Texas in anticipation of our newly independent hotel The Whitehall which opened in May 2016; approximately $4.9 million related to the renovation of our property in Savannah, Georgia; approximately $1.5 million related to the renovation of our property in Atlanta, Georgia; approximately $0.6 million related to the renovation of our property in Wilmington, North Carolina; approximately $0.4 million related to the renovation of our property in Laurel, Maryland and approximately $0.4 million related to the renovation of our property in Hollywood Beach, Florida.

We also contributed approximately $5.3 million during 2016 into reserves required by the lenders for ten of our hotels according to the provisions of their respective loan agreements. During 2016, we received reimbursements from those reserves of approximately $7.0 million for capital expenditures related to those properties for periods ending on or before December 31, 2016.

Financing Activities. Cash flow provided by financing activities for the year ended December 31, 2016 was approximately $16.1 million.  This inflow was principally from proceeds from the sale of preferred stock of approximately $37.8 million and net mortgage proceeds of approximately $14.2 million, offset by redemption of the 8% Notes for $27.6 million, repurchase of common stock for approximately $2.1 million, dividend and distribution payments of approximately $6.2 million and payments of deferred financing costs of approximately $1.5 million.

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

On August 23, 2016, the Company issued 1,610,000 shares, $0.01 par value per share, of its 8% Series B Cumulative Redeemable Perpetual Preferred Stock for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units.

On September 30, 2016, the Operating Partnership redeemed the entire $27.6 million aggregate principal amount of its outstanding 8% Notes.

On October 12, 2016, we entered into a loan agreement to secure a $20.5 million mortgage on The Whitehall with International Bank of Commerce.  Pursuant to the loan documents, the loan provides initial proceeds of $15.0 million, with an additional $5.5 million available upon the satisfaction of certain conditions.

On November 3, 2016, we entered into a loan agreement to refinance the mortgage on the Sheraton Louisville Riverside with Symetra Life Insurance Company.  Pursuant to the loan documents, the loan provides proceeds of $12.0 million.

On November 3, 2016, we entered into a loan agreement to modify and extend the $2.6 million mortgage on the Crowne Plaza Hampton Marina with TowneBank.

On December 1, 2016, we entered into a promissory note and other loan documents to secure a $35.0 million mortgage on the Hilton Wilmington Riverside with MONY Life Insurance Company.  Pursuant to the loan documents, the loan provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions, namely, the completion of a renovation project.

On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company expects to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the Board of Directors.  Through December 31, 2016, the Company repurchased 481,100 shares of common stock for $3.2 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.

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

We also contributed approximately $5.0 million during 2015 into reserves required by the lenders for ten of our hotels according to the provisions of their respective loan agreements. During 2015, we received reimbursements from those reserves of approximately $6.4 million for capital expenditures related to those properties for periods ending on or before December 31, 2015 and we received net proceeds of approximately $2.4 million from the sale of a 0.3-acre parcel of excess land located adjacent to our property in Atlanta, Georgia and related development rights.

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

On July 7, 2015, we entered into a loan agreement and other loan documents to secure an $18.5 million mortgage with Bank of the Ozarks collateralized by a first mortgage on the DoubleTree by Hilton Jacksonville Riverfront. The $18.5 million mortgage was received in two parts. We received $18.0 million on July 7, 2015 and the remainder of $0.5 million on October 20, 2015.  The $0.5 million was included with the additional earn-out provision of $1.5 million, for a total of $2.0 million additional proceeds.

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

On May 5, 2015, the Company obtained a $47.0 million mortgage with Bank of America, N.A. on the Georgian Terrace in Atlanta, Georgia.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In addition, during fiscal years 2017 and 2018 we expect total renovation capital expenditures of approximately $23.5 million related to our properties in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida.

Given our desire to proceed with the renovation activities at our properties in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida, we aim to restrict all other capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 3.50% of gross revenues in 2017.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hollywood Beach Resort, The DoubleTree by Hilton Jacksonville Riverside, the DoubleTree by Hilton Raleigh Brownstone-University, the Whitehall and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of approximately $36.4 million, of which approximately $4.6 million was in restricted reserve accounts for capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

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

We expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures and debt maturities, which include the repayment of the 7% Notes (which are callable after November 15, 2017) and the retirement of maturing mortgage debt, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, the selective disposition of non-core assets, and cash on hand.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

We do not have any debt obligations maturing until August 2018.  In August 2018, the approximate $14.5 mortgage on our DoubleTree by Hilton Raleigh Brownstone University matures.  We have approximately $87.6 million in debt obligations maturing in 2019, including $25.3 million of the Operating Partnership’s 7% Notes and approximately $62.3 million in mortgage debt, including reductions for future monthly principal payments on the mortgages.

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

On August 23, 2016, the Company issued 1,610,000 shares, $0.01 par value per share, of its 8% Series B Cumulative Redeemable Perpetual Preferred Stock for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units.

On September 30, 2016, the Operating Partnership redeemed the entire $27.6 million aggregate principal amount of its outstanding 8% Notes.

On October 12, 2016, we entered into a loan agreement to secure a $20.5 million mortgage on The Whitehall with International Bank of Commerce.  Pursuant to the loan documents, the loan: provides initial proceeds of $15.0 million, with an additional $5.5 million available upon the satisfaction of certain conditions, has a term of five years, bears a floating interest rate of the one month LIBOR plus 3.5%, subject to a floor rate of 4.0%, amortizes on an 18-year schedule after a 2-year interest only period, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP.

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

On December 1, 2016, we entered into a promissory note and other loan documents to secure a $35.0 million mortgage on the Hilton Wilmington Riverside with MONY Life Insurance Company.  Pursuant to the loan documents, the loan: provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions, namely, the completion of a renovation project; has a term of 10 years; bears a fixed interest rate of 4.25%; amortizes on a 25-year schedule after a 1-year interest-only period and is subject to a prepayment premium.

On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company expects to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the Board of Directors.  Through December 31, 2016, the Company repurchased 481,100 shares of common stock for approximately $3.2 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.

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

At December 31, 2016, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were or would have been applicable at December 31, 2016 and December 31, 2015, respectively.

	December 31,	December 31,
	2016	2015
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income(1)	$900,149	$6,397,653
Interest expense(1)	17,735,107	16,515,827
Loss on early debt extinguishment	1,417,905	772,907
Unrealized loss on hedging activities	37,384	108,819
Gain on change in control	—	(6,603,148)
Loss (Gain) on disposal of assets	365,319	(41,435)
Income tax benefit(1)	(1,367,634)	(1,336,033)
Equity in income of joint venture(1)	—	(475,514)
Impairment of investment in hotel properties, net(1)	—	500,000
Depreciation and amortization(1)	15,019,071	13,591,495
Corporate general and administrative expenses(1)	6,021,065	7,268,256
Consolidated income available for debt service(1)	40,128,366	36,698,827
Less: income of non-stabilized assets(1)	(10,203,893)	(16,284,975)
Stabilized Consolidated Income Available for Debt Service(1)	$29,924,473	$20,413,852
Interest expense(1) (2)	$18,011,107	$16,515,827
Amortization of issuance costs(1)	(1,147,864)	(1,300,032)
Consolidated interest expense(1)	16,863,243	15,215,795
Less: interest expense of non-stabilized assets(1)	(3,417,412)	(5,295,224)
Stabilized Consolidated Interest Expense(1)	$13,445,831	$9,920,571
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.23	2.06
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$284,757,698	$271,977,944
Unsecured notes	25,300,000	52,900,000
Total debt	$310,057,698	$324,877,944
Stabilized Consolidated Income Available for Debt Service(1)	$29,924,473	$20,413,852
Capitalization rate	7.5%	7.5%
	398,992,973	272,184,693
Non-stabilized assets	145,400,000	305,255,698
Total cash	36,362,920	17,287,754
Adjusted Total Asset Value	$580,755,893	$594,728,145
Ratio of Debt to Adjusted Total Asset Value	0.53	0.55
Threshold Ratio Maximum	0.65	0.65

(1)

As permitted by the indenture, the Hilton Savannah DeSoto, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and The Whitehall, for the period ended December 31, 2016, and the DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and Crowne Plaza Hollywood Beach Resort, for the period ended December 31, 2015, are considered non-stabilized assets for purposes of the financial covenants.

(2)	Includes losses on debt extinguishment paid for in cash of $276,000 in fiscal year 2016.

Mortgage Debt

As of December 31, 2016, we had a principal mortgage debt balance of approximately $284.5 million. The following table sets forth our mortgage debt obligations on our hotels.

	December 31,	Prepayment	Maturity	Amortization
Property	2016	Penalties	Date	Provisions	Interest Rate
Crowne Plaza Hampton Marina (1)	$2,584,633	None	11/1/2019	$3 years	5.00%
Crowne Plaza Hollywood Beach Resort (2)	58,935,818	N/A	10/1/2025	30 years	4.913%
Crowne Plaza Tampa Westshore (3)	15,561,400	None	6/30/2019	25 years	LIBOR plus 3.75%
DoubleTree by Hilton Jacksonville Riverfront (4)	19,291,716	Yes	7/7/2019	25 years	LIBOR plus 3.50%
DoubleTree by Hilton Laurel (5)	9,329,005	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (6)	31,261,991	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone University (7)	14,773,885	N/A	8/1/2018	30 years	4.78%
The Georgian Terrace (8)	45,826,038	N/A	6/1/2025	30 years	4.42%
Hilton Savannah DeSoto (9)	30,000,000	Yes	7/1/2026	25 years	4.25%
Hilton Wilmington Riverside (10)	30,000,000	Yes	1/1/2027	25 years	4.25%
Sheraton Louisville Riverside (11)	11,977,557	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	15,000,000	Yes	10/12/2021	18 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	284,542,043
Deferred financing costs, net	(2,049,409)
Unamortized premium on loan	215,655
Total Mortgage Loans	$282,708,289

(1)

The note was extended and modified in November 2016 for 3 years until November 1, 2019 and the Operating Partnership was required to make monthly principal payments of $15,367. The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.  As of February 7, 2017, the note is no longer outstanding.

(2)	With limited exception, the note may not be prepaid until June 2025.
(3)

The note provides initial proceeds of $15.7 million, with an additional $3.3 million available upon the satisfaction of certain conditions; bears a floating interest rate of the 1-month LIBOR plus 3.75%, subject to a floor rate of 3.75%; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions.

(4)

The note is subject to a pre-payment penalty until July 2017. Prepayment can be made without penalty thereafter. The note provides that the mortgage can be extended until July 2020 if certain conditions have been satisfied.

(5)

The note is subject to a pre-payment penalty except for any pre-payments made either between April 2017 and August 2017, or from April 2021 through maturity of the note. The note provides that on January 5, 2018, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

(6)	The note bears a minimum interest rate of 3.50%.
(7)	With limited exception, the note may not be prepaid until two months before maturity.
(8)	With limited exception, the note may not be prepaid until February 2025.
(9)

The note provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions, namely, the completion of a renovation project; amortizes on a 25-year schedule after a 1-year interest-only period; and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(10)

The note provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions namely, the completion of a renovation project.  The note amortizes on a 25-year schedule after a 1-year interest-only period; and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(11)	The note bears a fixed interest rate of 4.27% for the first 5 years of the loan, with an option for the lender to reset the interest rate after 5 years.
(12)

The note was refinanced in October 2016, provides initial proceeds of $15.0 million, with an additional $5.5 million available upon the satisfaction of certain conditions; bears a floating interest rate of the 1-month LIBOR plus 3.5%, subject to a floor rate of 4.0%; and is subject to prepayment penalties subject to a declining scale from 3.0% penalty on or before the first anniversary date, a 2.0% penalty during the second anniversary year and a 1.0% penalty after the third anniversary date.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$355,927	$18,895	$119,609	$55,911	$161,512
Unsecured notes, including interest	30,416	1,771	28,645	—	—
Ground, building, office and equipment leases	1,137	224	276	191	446
Purchase commitment	4,250	4,250	—	—	—
Totals	$391,730	$25,140	$148,530	$56,102	$161,958

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

Distributions to Stockholders and Holders of Units in the Operating Partnership. The Company has elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, the Company is required to make annual distributions to its stockholders of at least 90.0% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The Company’s ability to pay distributions to its stockholders will depend, in part, upon its receipt of distributions from the Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel manager. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital. To the extent not inconsistent with maintaining the Company’s REIT status, our TRS Lessees may retain any after-tax earnings.

Distributions to Preferred Stockholders and Holder of Preferred partnership units in the Operating Partnership. The Company is obligated to pay distributions to its preferred stockholders of the Company’s preferred stock and the Operating Partnership is obligated to pay its preferred unit holder, the Company. Holders of the Company’s 8% Series B Cumulative Redeemable Preferred Stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The amount of annual dividends on our outstanding preferred shares is approximately $3.2 million and the aggregate liquidation preference with respect to our outstanding preferred shares is approximately $40.3 million. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates, except in the event of a change of control.

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

Geographic Concentration and Seasonality

Our hotels are located in Florida, Georgia, Indiana, Maryland, North Carolina, Pennsylvania, and Texas. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.

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

Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which resulted in an impairment to fair market value by an approximate amounts of $0.5 million and $3.2 million, as of December 31, 2015 and 2014, respectively.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2016. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

Should unanticipated adverse financial trends occur, or other negative evidence develop, a valuation allowance may be necessary in the future against some or all of our deferred tax assets.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, change in control gains or losses and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of Adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2016, 2015, and 2014.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Net Income/(Loss) Attributable to the Common Stockholders	$(218,173)	$5,356,666	$(584,671)
Add: Net Income/(Loss) Attributable to the Noncontrolling Interest	(26,567)	1,040,987	(153,838)
Depreciation and Amortization	15,019,071	13,591,495	11,969,284
Impairment of Investment in Hotel Properties, Net	—	500,000	3,175,000
Equity in Depreciation on Joint Venture	—	259,279	529,053
Gain on Change in Control	—	(6,603,148)	—
Loss (Gain) on Disposal of Assets	365,319	(41,435)	—
Gain on Involuntary Conversion of Asset	—	—	(169,151)
Funds From Operations	$15,139,650	$14,103,844	$14,765,677
Increase in Deferred Income Taxes	(1,558,966)	(1,780,571)	(1,961,663)
Acquisition Costs	—	634,376	155,187
Loss on Starwood Settlement	—	324,271	—
Over-Assessed Real Estate Taxes Under Appeal	—	497,733	—
Loan Modification Fees	64,215	243,229	—
Franchise Termination Fee	—	—	351,800
Realized and Unrealized Loss on Hedging Activities (A)	37,384	108,819	—
Loss on Early Debt Extinguishment (A)	1,417,905	772,907	831,079
Adjusted FFO	$15,100,188	$14,904,608	$14,142,080

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2016, 2015, and 2014.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Net Income/(Loss) Attributable to the Common Stockholders	$(218,173)	$5,356,666	$(584,671)
Add: Net Income/(Loss) Attributable to the Noncontrolling Interest	(26,567)	1,040,987	(153,838)
Interest Expense	17,735,107	16,515,827	14,636,870
Interest Income	(115,785)	(50,461)	(19,865)
Distributions to Preferred Stockholders	1,144,889	—	—
Income Tax Benefit	(1,367,634)	(1,336,033)	(1,727,723)
Depreciation and Amortization	15,019,071	13,591,495	11,969,284
Equity in Earnings of Joint Venture	—	(475,514)	(307,370)
Unrealized Loss on Hedging Activities	37,384	108,819	—
Gain on Change in Control	—	(6,603,148)	—
Loss on Debt Extinguishment	1,417,905	772,907	831,079
Loss (Gain) on Disposal of Assets	365,319	(41,435)	—
Gain on Involuntary Conversion of Asset	—	—	(169,151)
Impairment of Investment in Hotel Properties, Net	—	500,000	3,175,000
Corporate General and Administrative Expenses	6,021,065	7,268,256	5,085,949
Net Lease Rental Income	—	—	(350,000)
Other Fee Income	—	(200,976)	(300,607)
Hotel EBITDA	$40,012,581	$36,447,390	$32,084,957

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

As of December 31, 2016, we had approximately $228.7 million of fixed-rate debt and approximately $81.1 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.84%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Jacksonville Riverfront and the mortgage on The Whitehall remains at approximately $81.1 million, the balance at December 31, 2016, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.8 million.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2016, its internal control over financial reporting is effective based on these criteria.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2016, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2017 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on the Company’s directors is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s 2017 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2017 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2017 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2016 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2013 Plan (1)	N/A	N/A	640,900
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	640,900

(1)

On February 2, 2016, we granted 8,000 shares of stock to Andrew M. Sims, 6,000 shares of stock to Anthony E. Domalski, 7,000 shares of stock to David R. Folsom, and 1,000 shares of stock to other employees of the Company.

On February 2, 2016, we granted 12,000 shares (3,000 each) of restricted stock to certain of our independent directors that vested on December 31, 2016. Also on February 2, 2016, we granted an additional 2,250 shares of unrestricted stock to director Herschel J. Walker in consideration for his service during 2015.

On February 15, 2017, we granted 12,000 shares (3,000 each) of restricted stock to certain of our independent directors that will vest on December 31, 2017.  These shares are included in the number of securities remaining available for future issuance at December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II –Ratification of Appointment of Accountants” in the Company’s 2017 Proxy Statement.

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

3.1A

Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013 (incorporated by reference to the document previously filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013).

3.1B

Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of August 12, 2016 (incorporated by reference to the document previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2016).

3.2

Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.3 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

3.2A

Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

Exhibits

3.2B

Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.3 to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013 (File No. 333-189821)).

3.2C

Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2016).

3.3

Articles Supplementary of Sotherly Hotels Inc. (incorporated by reference to the document previously filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011).

3.4

Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013 (incorporated by reference to the document previously filed as Exhibit 3.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013).

3.5

Articles Supplementary designating the Series B Preferred Stock of the Company, effective as of August 19, 2016 (incorporated by reference to the document previously filed as Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 22, 2016).

4.0	Form of Common Stock Certificate.

4.1

Senior Unsecured Note issued by Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 7, 2013).

4.2

Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee (incorporated by reference to the document previously filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 7, 2013).

4.3

Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014 (incorporated by reference to the document previously filed as Exhibit 4.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014).

4.4

First Supplemental Indenture, by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014 (incorporated by reference to the document previously filed as Exhibit 4.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014).

4.5

7.00% Senior Unsecured Note due 2019, issued by Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 4.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on April 14, 2015).

4.6

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

10.2

Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims, dated January 12, 2015 (incorporated by reference to the document previously filed as Exhibit 10.2A to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2015). *

10.3

Executive Employment Agreement between Sotherly Hotels Inc. and Anthony E. Domalski (incorporated by reference to the document previously filed as Exhibit 10.2A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013). *

Exhibits
10.4

Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and

Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004 (File No. 333-118873)).

10.5

Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.7 to the Company’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004 (File No. 333-118873)).

10.6

Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

10.7

Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.9 to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004 (File No. 333-118873)).

10.8

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

10.10

Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc. (incorporated by reference to the document previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011).

10.11

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

10.12

Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.14 to the Company’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004 (File No. 333-118873)).

10.13

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

10.15

Promissory Note dated March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company (incorporated by reference to the document previously filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007).

Exhibits

10.16

Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007 (incorporated by reference to the document previously filed as Exhibit 10.26A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007).

10.17

Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007 (incorporated by reference to the document previously filed as Exhibit 10.26B to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007).

10.18

Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L.C., to the order of MONY Life Insurance Company (incorporated by reference to the document previously filed as Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007).

10.19

Sotherly Hotels Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2013). *

10.20

Sales Agency Agreement, dated July 9, 2014, among Sotherly Hotels Inc., Sotherly Hotels LP and Sandler O’Neill & Partners, L.P. (incorporated by reference to the document previously filed as Exhibit 10.51 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2014).

10.21

Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC and MHI Hotels Services LLC (incorporated by reference to the document previously filed as Exhibit 10.52 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.22

Purchase and Sale Agreement by and between MHI Hospitality TRS II, LLC, MHI Hotel Investments Holdings LLC and CRP/MHI Holdings, L.L.C., dated as of June 19, 2015 (incorporated by reference to the document previously filed as Exhibit 10.53 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015).

10.23

Agreement for Sale and Purchase of Property by and between Hampton Hotel Associates LLC, Three Capital Hotels, Inc., and Ajitkumar B. Patel, dated as of April 29, 2016 (incorporated by reference to the document previously filed as Exhibit 10.54 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the Securities and Exchange Commission on August 12, 2016).

10.24

Amendment to the Agreement for Sale and Purchase of Property by and between Hampton Hotel Associates LLC, Three Capital Hotels, Inc., and Ajitkumar B. Patel, dated as of June 10, 2016 (incorporated by reference to the document previously filed as Exhibit 10.55 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the Securities and Exchange Commission on August 12, 2016).

10.25

Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4111 South Ocean Drive, LLC, dated as of September 14, 2016 (incorporated by reference to the document previously filed as Exhibit 10.56 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016).

10.26

Addendum to Commercial Unit Agreement between Sotherly Hotels Inc. and 4111 South Ocean Drive, LLC, dated as of September 14, 2016 (incorporated by reference to the document previously filed as Exhibit 10.57 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016).

10.27

Agreement for Sale and Purchase of Property by and between Hampton Hotel Associates LLC, Marina Hotel, LLC, Neil Amin and Shamin Hotels, Inc., dated as of October 6, 2016 (incorporated by reference to the document previously filed as Exhibit 10.58 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2017).

10.28

Amendment to Agreement for Sale and Purchase of Property by and between Hampton Hotel Associates LLC, Marina Hotel, LLC, Neil Amin and Shamin Hotels, Inc., dated as of February 7, 2017 (incorporated by reference to the document previously filed as Exhibit 10.59 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2017).

16.1

Letter from Grant Thornton LLP, dated April 6, 2016 (incorporated by reference to the document previously filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2016).

21.1	List of Subsidiaries of Sotherly Hotels Inc.

21.2	List of Subsidiaries of Sotherly Hotels LP.

Exhibits

23.1	Consent of Dixon Hughes Goodman LLP.

23.2	Consent of Grant Thornton LLP.

23.3	Consent of Dixon Hughes Goodman LLP.

23.4	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2017

SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	March 22, 2017

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director	March 22, 2017

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 22, 2017

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director	March 22, 2017

/s/ DAVID J. BEATTY David J. Beatty	Director	March 22, 2017

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 22, 2017

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 22, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2017

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors of the General Partner	March 22, 2017

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director of the General Partner	March 22, 2017

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer of the General Partner	March 22, 2017

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director of the General Partner	March 22, 2017

/s/ DAVID J. BEATTY David J. Beatty	Director of the General Partner	March 22, 2017

/s/ EDWARD S. STEIN Edward S. Stein	Director of the General Partner	March 22, 2017

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director of the General Partner	March 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Sotherly Hotels Inc.

We have audited the accompanying consolidated balance sheet of Sotherly Hotels Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2016. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sotherly Hotels Inc. and subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Dixon Hughes Goodman LLP

Norfolk, Virginia

March 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sotherly Hotels Inc.

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period then ended. Our audits of the basic consolidated financial statements included the related financial statement schedule listed in the index appearing under Item 15 for the periods we audited. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, as referenced above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Arlington, Virginia

March 24, 2016

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
ASSETS
Investment in hotel properties, net	$348,593,912	$354,963,242
Investment in hotel properties held for sale, net	5,333,000	—
Cash and cash equivalents	31,766,775	11,493,914
Restricted cash	4,596,145	5,793,840
Accounts receivable, net	4,127,748	4,071,175
Accounts receivable-affiliate	4,175	226,552
Loan proceeds receivable	—	2,600,711
Prepaid expenses, inventory and other assets	4,648,469	4,432,431
Deferred income taxes	6,949,340	5,390,374
TOTAL ASSETS	$406,019,564	$388,972,239
LIABILITIES
Mortgage loans, net	$282,708,289	$270,331,724
Unsecured notes, net	24,308,713	50,460,106
Accounts payable and accrued expenses	12,970,960	12,334,878
Advance deposits	2,315,787	1,651,840
Dividends and distributions payable	2,376,527	1,335,323
TOTAL LIABILITIES	$324,680,276	$336,113,871
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
8% Series B Cumulative Redeemable Perpetual Preferred stock, par value $0.01, 11,000,000 shares authorized, liquidation preference $25 per share, 1,610,000 shares and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	16,100	—
Common stock, par value $0.01, 49,000,000 shares authorized, 14,468,551 shares and 14,490,714 shares issued and outstanding at December 31, 2016 and 2015, respectively	144,685	144,907
Additional paid in capital	118,395,082	82,749,058
Distributions in excess of retained earnings	(39,545,754)	(33,890,834)
Total Sotherly Hotels Inc. stockholders’ equity	79,010,113	49,003,131
Noncontrolling interest	2,329,175	3,855,237
TOTAL EQUITY	81,339,288	52,858,368
TOTAL LIABILITIES AND EQUITY	$406,019,564	$388,972,239

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
REVENUE
Rooms department	$108,199,151	$96,837,386	$84,618,889
Food and beverage department	35,384,530	33,273,599	31,444,984
Other operating departments	9,262,071	8,422,491	6,876,046
Total revenue	152,845,752	138,533,476	122,939,919
EXPENSES
Hotel operating expenses
Rooms department	28,895,371	25,782,992	22,913,479
Food and beverage department	24,357,248	23,005,629	21,026,202
Other operating departments	2,438,860	1,786,197	1,192,183
Indirect	57,141,692	51,310,292	45,072,491
Total hotel operating expenses	112,833,171	101,885,110	90,204,355
Depreciation and amortization	15,019,071	13,591,495	11,969,284
Impairment of investment in hotel properties, net	—	500,000	3,175,000
Loss (gain) on disposal of assets	365,319	(41,435)	—
Corporate general and administrative	6,021,065	7,268,256	5,085,949
Total operating expenses	134,238,626	123,203,426	110,434,588
NET OPERATING INCOME	18,607,126	15,330,050	12,505,331
Other income (expense)
Interest expense	(17,735,107)	(16,515,827)	(14,636,870)
Interest income	115,785	50,461	19,865
Equity income in joint venture	—	475,514	307,370
Loss on early debt extinguishment	(1,417,905)	(772,907)	(831,079)
Unrealized loss on hedging activities	(37,384)	(108,819)	—
Gain on change in control	—	6,603,148	—
Gain on involuntary conversion of asset	—	—	169,151
Net income/(loss) before income taxes	(467,485)	5,061,620	(2,466,232)
Income tax benefit	1,367,634	1,336,033	1,727,723
Net income/(loss)	900,149	6,397,653	(738,509)
Less: Net (income)/loss attributable to the noncontrolling interest	26,567	(1,040,987)	153,838
Net income/(loss) attributable to the Company	926,716	5,356,666	(584,671)
Distributions to preferred stockholders	(1,144,889)	—	—
Net income/(loss) attributable to common stockholders	$(218,173)	$5,356,666	$(584,671)
Net income/(loss) per share attributable to the common stockholders
Basic and diluted	$(0.01)	$0.43	$(0.06)

Weighted average number of common shares outstanding
Basic and diluted	14,896,994	12,541,117	10,377,125

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Distributions
	Preferred Stock		Common Stock		Paid-	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Retained Earnings	Interest	Total
Balances at December 31, 2013	—	$—	10,206,927	$102,069	$57,534,113	$(32,450,773)	$5,669,386	$30,854,795
Net loss	—	—	—	—	—	(584,671)	(153,838)	(738,509)
Conversion of units in Operating Partnership to shares of common stock	—	—	310,000	3,100	755,750	—	(758,850)	—
Redemption of units in Operating Partnership	—	—	—	—	—	—	(25,621)	(25,621)
Issuance of unrestricted common stock awards	—	—	24,750	248	147,112	—	—	147,360
Issuance of restricted common stock awards	—	—	12,000	120	78,165	—	—	78,285
Issuance of common stock through ATM offering, net	—	—	17,255	172	124,739	—	—	124,911
Amortization of restricted stock award	—	—	—	—	19,920	—	—	19,920
Dividends and distributions declared	—	—	—	—		(2,352,869)	(598,415)	(2,951,284)
Balances at December 31, 2014	—	$—	10,570,932	$105,709	$58,659,799	$(35,388,313)	$4,132,662	$27,509,857
Net income	—	—	—	—	—	5,356,666	1,040,987	6,397,653
Issuance of unrestricted common stock awards	—	—	26,350	264	193,936	—	—	194,200
Issuance of restricted common stock awards	—	—	9,750	98	71,760	—	—	71,858
Issuance of common stock from ATM sales	—	—	98,682	986	681,222	—	—	682,208
Issuance of common stock from equity offering	—	—	3,435,000	34,350	22,534,259	—	—	22,568,609
Conversion of Operating Partnership units into shares of common stock	—	—	350,000	3,500	588,162	—	(591,662)	—
Amortization of restricted stock award	—	—	—	—	19,920	—	—	19,920
Dividends and distributions declared	—	—	—	—	—	(3,859,187)	(726,750)	(4,585,937)
Balances at December 31, 2015	—	$—	14,490,714	$144,907	$82,749,058	$(33,890,834)	$3,855,237	$52,858,368
Net income (loss)	—	—	—	—	—	926,716	(26,567)	900,149
Issuance of Series B Preferred Stock	1,610,000	16,100	—	—	37,750,431	—	—	37,766,531
Issuance of unrestricted common stock awards	—	—	24,250	242	128,040	—	—	128,282
Issuance of restricted common stock awards	—	—	12,000	120	63,360	—	—	63,480
Repurchase of common stock	—	—	(481,100)	(4,811)	(3,159,725)	—	—	(3,164,536)
Conversion of Operating Partnership units into shares of common stock	—	—	422,687	4,227	843,998	—	(848,225)	—
Amortization of restricted stock award	—	—	—	—	19,920	—	—	19,920
Preferred stock dividends declared	—	—	—	—	—	(1,144,889)	—	(1,144,889)
Common stockholders' dividends and distributions declared	—	—	—	—	—	(5,436,747)	(651,270)	(6,088,017)
Balances at December 31, 2016	1,610,000	$16,100	14,468,551	$144,685	$118,395,082	$(39,545,754)	$2,329,175	$81,339,288

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$900,149	$6,397,653	$(738,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,019,071	13,591,495	11,969,284
Gain on change in control	—	(6,603,148)	—
Equity income in joint venture	—	(475,514)	(307,370)
Impairment of investment in hotel properties	—	500,000	3,175,000
Amortization of deferred financing costs	1,147,864	1,300,032	1,428,674
Amortization of mortgage premium	(24,682)	(18,820)	—
Unrealized loss on derivative instrument	37,384	108,819	—
Loss (gain) on disposal of assets	365,319	(41,435)	—
Loss on early debt extinguishment	1,141,905	772,907	—
Charges related to equity-based compensation	211,682	285,978	245,565
Changes in assets and liabilities:
Restricted cash	(560,817)	584,926	(92,439)
Accounts receivable	(56,573)	(2,021,825)	369,685
Prepaid expenses, inventory and other assets	(334,063)	(623,980)	(1,677,032)
Deferred income taxes	(1,558,966)	(1,780,571)	(1,961,663)
Accounts payable and other accrued liabilities	(35,188)	(1,001,376)	2,338,688
Advance deposits	663,947	431,111	89,099
Accounts receivable - affiliate	222,377	(28,878)	12,273
Net cash provided by operating activities	17,139,409	11,377,374	14,851,255
Cash flows from investing activities:
Acquisitions of hotel properties	—	(25,525,754)	(61,106,085)
Improvements and additions to hotel properties	(14,912,677)	(20,136,427)	(9,801,018)
Payments on involuntary insurance conversions	—	—	—
Distributions from joint venture	—	600,000	750,000
Funding of restricted cash reserves	(5,276,518)	(4,973,602)	(3,692,045)
Proceeds of restricted cash reserves	7,035,029	6,376,459	2,583,419
Proceeds from involuntary conversion of assets	—	124,609	169,151
Proceeds from the sale of assets	213,400	2,402,113	—
Net cash used in investing activities	(12,940,766)	(41,132,602)	(71,096,578)
Cash flows from financing activities:
Proceeds of unsecured debt	—	—	25,300,000
Proceeds of mortgage debt	102,700,000	127,000,000	48,600,000
Proceeds from mortgage loan receivable	2,600,711	—	—
Proceeds from loans	—	—	19,000,000
Proceeds from sale of common stock, net	—	23,250,818	124,911
Proceeds from sale of preferred stock, net	37,766,531	—	—
Payments on mortgage loans	(89,619,564)	(120,154,764)	(24,171,892)
Redemption of unsecured notes	(27,600,000)	—	—
Repurchase of common stock	(2,061,407)	—	—
Payment of deferred financing costs	(1,520,351)	(1,377,882)	(2,637,637)
Dividends and distributions paid	(5,851,813)	(4,103,529)	(2,686,567)
Preferred dividends paid	(339,889)	—	—
Redemption of units in Operating Partnership	—	—	(25,621)
Net cash provided by financing activities	16,074,218	24,614,643	63,503,194
Net increase (decrease) in cash and cash equivalents	20,272,861	(5,140,585)	7,257,871
Cash and cash equivalents at the beginning of the period	11,493,914	16,634,499	9,376,628
Cash and cash equivalents at the end of the period	$31,766,775	$11,493,914	$16,634,499
Supplemental disclosures:
Cash paid during the period for interest	$16,881,223	$15,415,695	$13,766,824
Cash paid during the period for income taxes	$192,965	$570,762	$263,621
Non-cash investing and financing activities:
Mortgage debt proceeds receivable and related loan costs	$—	$2,704,415	$—
Assumption of mortgage loan on Crowne Plaza Hollywood Beach Resort acquisition	$—	$57,000,000	$—
Assumption of loan premium on the Crowne Plaza Hollywood Beach Resort assumed loan	$—	$246,815	$—
Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$—	$624,117	$375,487
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$431,858	$601,895	$1,108,182

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of the General Partner

Sotherly Hotels LP

We have audited the accompanying consolidated balance sheet of Sotherly Hotels LP and subsidiaries (the “Partnership”) as of December 31, 2016, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the year ended December 31, 2016. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sotherly Hotels LP and subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Dixon Hughes Goodman LLP

Norfolk, Virginia

March 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of the General Partner of

Sotherly Hotels LP

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP and subsidiaries (the “Partnership”) as of December 31, 2015, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period then ended. Our audits of the basic consolidated financial statements included the related financial statement schedule listed in the index appearing under Item 15 for the periods we audited. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels LP and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, as referenced above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Arlington, Virginia

March 24, 2016

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015

ASSETS
Investment in hotel properties, net	$348,593,912	$354,963,242
Investment in hotel property held for sale, net	5,333,000	—
Cash and cash equivalents	31,766,775	11,493,914
Restricted cash	4,596,145	5,793,840
Accounts receivable, net	4,127,748	4,071,175
Accounts receivable-affiliate	4,175	226,552
Loan proceeds receivable	—	2,600,711
Prepaid expenses, inventory and other assets	4,648,469	4,432,431
Deferred income taxes	6,949,340	5,390,374
TOTAL ASSETS	$406,019,564	$388,972,239
LIABILITIES
Mortgage loans, net	$282,708,289	$270,331,724
Unsecured notes, net	24,308,713	50,460,106
Accounts payable and other accrued liabilities	12,970,960	12,334,878
Advance deposits	2,315,787	1,651,840
Dividends and distributions payable	2,376,527	1,335,323
TOTAL LIABILITIES	$324,680,276	$336,113,871

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
8% Series B Cumulative Redeemable Perpetual Preferred partnership units, liquidation preference $25 per unit, 1,610,000 units and 0 units issued and outstanding at December 31, 2016 and 2015, respectively	37,766,531	—
General Partner: 162,467 units and 166,915 units issued and outstanding as of December 31, 2016 and 2015, respectively	681,389	774,295
Limited Partners: 16,084,224 units and 16,524,626 units issued and outstanding as of December 31, 2016 and 2015, respectively	42,891,368	52,084,073
TOTAL PARTNERS’ CAPITAL	81,339,288	52,858,368
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$406,019,564	$388,972,239

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
REVENUE
Rooms department	$108,199,151	$96,837,386	$84,618,889
Food and beverage department	35,384,530	33,273,599	31,444,984
Other operating departments	9,262,071	8,422,491	6,876,046
Total revenue	152,845,752	138,533,476	122,939,919
EXPENSES
Hotel operating expenses
Rooms department	28,895,371	25,782,992	22,913,479
Food and beverage department	24,357,248	23,005,629	21,026,202
Other operating departments	2,438,860	1,786,197	1,192,183
Indirect	57,141,692	51,310,292	45,072,491
Total hotel operating expenses	112,833,171	101,885,110	90,204,355
Depreciation and amortization	15,019,071	13,591,495	11,969,284
Impairment of investment in hotel properties, net	—	500,000	3,175,000
Loss on disposal of assets	365,319	(41,435)	—
Corporate general and administrative	6,021,065	7,268,256	5,085,949
Total operating expenses	134,238,626	123,203,426	110,434,588
NET OPERATING INCOME	18,607,126	15,330,050	12,505,331
Other income (expense)
Interest expense	(17,735,107)	(16,515,827)	(14,636,870)
Interest income	115,785	50,461	19,865
Equity income in joint venture	—	475,514	307,370
Loss on early debt extinguishment	(1,417,905)	(772,907)	(831,079)
Unrealized loss on hedging activities	(37,384)	(108,819)	—
Gain on change in control	—	6,603,148	—
Gain on involuntary conversion of asset	—	—	169,151
Net income/(loss) before income taxes	(467,485)	5,061,620	(2,466,232)
Income tax benefit	1,367,634	1,336,033	1,727,723
Net income/(loss)	900,149	6,397,653	(738,509)
Distributions to preferred unit holders	(1,144,889)	—	—
Net income/(loss) attributable to operating partnership unit holders	$(244,740)	$6,397,653	$(738,509)
Net income/(loss) attributable per operating partner unit
Basic and diluted	$(0.01)	$0.43	$(0.06)

Weighted average number of operating partner units outstanding
Basic and diluted	16,710,935	14,924,410	13,107,413

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Preferred Units		General Partner		Limited Partner
	Units	Amount	Units	Amount	Units	Amounts	Total
Balances at December 31, 2013	—	$—	130,711	$554,316	12,940,343	$30,300,479	$30,854,795
Issuance of partnership units	—	—	540	3,534	53,465	347,022	350,556
Amortization of restricted units award	—	—	—	199	—	19,721	19,920
Distributions declared	—	—	—	(29,644)	—	(2,921,640)	(2,951,284)
Redemption of limited partnership units	—	—	(33)	(228)	(3,267)	(25,393)	(25,621)
Net loss	—	—	—	(7,386)	—	(731,123)	(738,509)
Balances at December 31, 2014	—	$—	131,218	$520,791	12,990,541	$26,989,066	$27,509,857
Issuance of partnership units	—	—	35,697	235,237	3,534,085	23,281,638	23,516,875
Amortization of restricted units award	—	—	—	149	—	19,771	19,920
Distributions declared	—	—	—	(45,859)	—	(4,540,078)	(4,585,937)
Net income	—	—	—	63,977	—	6,333,676	6,397,653
Balances at December 31, 2015	—	$—	166,915	$774,295	16,524,626	$52,084,073	$52,858,368
Issuance of common partnership units	—	—	363	1,918	35,887	189,844	191,762
Issuance of preferred partnership units	1,610,000	37,766,531	—	—	—	—	37,766,531
Repurchased common units	—	—	(4,811)	(31,645)	(476,289)	(3,132,891)	(3,164,536)
Amortization of restricted units award	—	—	—	149	—	19,771	19,920
Preferred partnership units distributions declared	—	(1,144,889)	—	—	—	—	(1,144,889)
Partnership units distributions declared	—	—	—	(60,880)	—	(6,027,137)	(6,088,017)
Net income	—	1,144,889	—	(2,447)	—	(242,293)	900,149
Balances at December 31, 2016	1,610,000	$37,766,531	162,467	$681,389	16,084,224	$42,891,368	$81,339,288

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$900,149	$6,397,653	$(738,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,019,071	13,591,495	11,969,284
Gain on change in control	—	(6,603,148)	—
Equity income in joint venture	—	(475,514)	(307,370)
Impairment of investment in hotel properties	—	500,000	3,175,000
Amortization of deferred financing costs	1,147,864	1,300,032	1,428,674
Amortization of mortgage premium	(24,682)	(18,820)	—
Unrealized loss on derivative instrument	37,384	108,819	—
Loss (gain) on disposal of assets	365,319	(41,435)	—
Loss on early debt extinguishment	1,141,905	772,907	—
Charges related to equity-based compensation	211,682	285,978	245,565
Changes in assets and liabilities:
Restricted cash	(560,817)	584,926	(92,439)
Accounts receivable	(56,573)	(2,021,825)	369,685
Prepaid expenses, inventory and other assets	(334,063)	(623,980)	(1,677,032)
Deferred income taxes	(1,558,966)	(1,780,571)	(1,961,663)
Accounts payable and other accrued liabilities	(35,188)	(1,001,376)	2,338,688
Advance deposits	663,947	431,111	89,099
Accounts receivable - affiliate	222,377	(28,878)	12,273
Net cash provided by operating activities	17,139,409	11,377,374	14,851,255
Cash flows from investing activities:
Acquisitions of hotel properties	—	(25,525,754)	(61,106,085)
Improvements and additions to hotel properties	(14,912,677)	(20,136,427)	(9,801,018)
Payments on involuntary insurance conversions	—	—	—
Distributions from joint venture	—	600,000	750,000
Funding of restricted cash reserves	(5,276,518)	(4,973,602)	(3,692,045)
Proceeds from involuntary conversion of assets	—	124,609	169,151
Proceeds of restricted cash reserves	7,035,029	6,376,459	2,583,419
Proceeds from the sale of assets	213,400	2,402,113
Net cash used in investing activities	(12,940,766)	(41,132,602)	(71,096,578)
Cash flows from financing activities:
Proceeds of unsecured debt	—	—	25,300,000
Proceeds of mortgage debt	102,700,000	127,000,000	48,600,000
Proceeds from mortgage loan receivable	2,600,711	—	—
Proceeds from loans	—	—	19,000,000
Proceeds from sale of operating units	—	23,250,818	124,911
Proceeds from sale of preferred operating units	37,766,531	—	—
Payments on mortgage loans	(89,619,564)	(120,154,764)	(24,171,892)
Redemption of unsecured notes	(27,600,000)
Repurchase of common units	(2,061,407)	—	—
Payment of deferred financing costs	(1,520,351)	(1,377,882)	(2,637,637)
Distributions paid	(5,851,813)	(4,103,529)	(2,686,567)
Preferred dividends paid	(339,889)	—	—
Redemption of units in Operating Partnership	—	—	(25,621)
Net cash provided by financing activities	16,074,218	24,614,643	63,503,194
Net increase (decrease) in cash and cash equivalents	20,272,861	(5,140,585)	7,257,871
Cash and cash equivalents at the beginning of the period	11,493,914	16,634,499	9,376,628
Cash and cash equivalents at the end of the period	$31,766,775	$11,493,914	$16,634,499
Supplemental disclosures:
Cash paid during the period for interest	$16,881,223	$15,415,695	$13,766,824
Cash paid during the period for income taxes	$192,965	$570,762	$263,621
Non-cash investing and financing activities:
Mortgage debt proceeds receivable and related loan costs	$—	$2,704,415	$—
Assumption of mortgage loan on Crowne Plaza Hollywood Beach Resort acquisition	$—	$57,000,000	$—
Assumption of loan premium on the Crowne Plaza Hollywood Beach Resort assumed loan	$—	$246,815	$—
Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$—	$624,117	$375,487
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$431,858	$601,895	$1,108,182

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation, (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States. Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in eleven hotel properties, comprising 2,838 rooms and one hotel commercial condominium unit which forms a part of a 400 room condominium-hotel.  All of the Company’s hotels, except for the Georgian Terrace, The Whitehall and the Hyde Resort & Residences, operate under the Hilton, Crowne Plaza, DoubleTree, and Sheraton brands.

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties. Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP, (the “Operating Partnership”).

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2016, was approximately 89.1% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS”), each of which is a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we,” “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and two prior fiscal years include the following:

On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured loan (the “Bridge Loan”) with Richmond Hill Capital Partners, LP (“Richmond Hill”) and Essex Equity Joint Investment Vehicle, LLC (collectively with Richmond Hill, the “Bridge Lenders”). The Bridge Loan bore interest at the rate of 10.0% per annum and matured on March 26, 2015. The loan also required mandatory prepayment upon certain events, was subject to a prepayment premium if the loan was prepaid in full or in part prior to maturity and contained limited financial covenants. The loan was secured by a lien on our interest in the subsidiary that owns the DoubleTree by Hilton Philadelphia Airport.

On March 27, 2014, we acquired the Georgian Terrace, a 326-room hotel in Atlanta, Georgia for the aggregate purchase price of approximately $61.1 million. Also included in the acquisition was a 698-space parking structure; all personal property and equipment located in or at the hotel; and a separate 0.6 acre development parcel with related development rights and improvements located thereon. In conjunction with the acquisition, we obtained a $41.5 million first mortgage from Bank of the Ozarks, of which $1.5 million of the proceeds was placed in a restricted cash reserve. The mortgage bore a floating rate of interest equal to LIBOR plus 3.75%, with a 4.00% floor and required monthly payments of principal and interest on a 25-year amortization schedule following a 12-month interest-only period. The mortgage would have matured on March 27, 2017, and could have been extended for two additional 1-year periods subject to certain terms and conditions.

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

As a condition to obtaining the First Amendment to the mortgage on the Hilton Philadelphia Airport hotel, we were required to enter into a license agreement with a national hotel franchise through at least the term of the amended mortgage loan. As such, we entered into a 10-year franchise agreement with Hilton Worldwide to rebrand the Hilton Philadelphia Airport hotel as a DoubleTree by Hilton on or before October 31, 2014, subject to the completion of certain product improvement requirements that were met as of October 27, 2014.

On June 27, 2014, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2016. Under the terms of the extension, we made a principal payment of $0.8 million and were required to make monthly principal payments of $83,000 and interest payments at a rate of 5.0% per annum.

On November 21, 2014, we closed on a 7.0% unsecured note offering in the aggregate amount of $25.3 million, of which a portion of the proceeds was used to pay closing costs and to repay the $19.0 million Bridge Loan, with the remainder to be used for general corporate purposes.

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

On September 28, 2015, we entered into a loan agreement to secure a $60.0 million mortgage on the Crowne Plaza Hollywood Beach Resort with Bank of America, N.A.   The mortgage term is ten years maturing October 1, 2025, subject to certain criteria. The mortgage bears a fixed interest rate of 4.913%.  The mortgage amortizes on a 30-year schedule. The Company used the proceeds from the mortgage to repay the existing first mortgage on the Crowne Plaza Hollywood Beach Resort and to pay closing costs, and use the balance of the proceeds for general corporate purposes.

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

On August 23, 2016, the Company sold 1,610,000 shares of 8% Series B Cumulative Redeemable Perpetual Preferred stock, for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units.

On September 30, 2016, we redeemed the entire $27.6 million aggregate principal amount of its outstanding 8% Notes.

On October 12, 2016, we entered into a loan agreement to secure a $20.5 million mortgage on The Whitehall with the International Bank of Commerce.  Pursuant to the loan documents, the loan provides initial proceeds of $15.0 million, with an additional $5.5 million available upon the satisfaction of certain conditions, has a term of five years, bears a floating interest rate of the one month LIBOR plus 3.5%, subject to a floor rate of 4.0%, amortizes on an 18-year schedule after a 2-year interest only period, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP.

On November 3, 2016, we entered into a loan agreement to refinance the mortgage on the Sheraton Louisville Riverside with Symetra Life Insurance Company.  Pursuant to the loan documents, the loan provides proceeds of $12.0 million, has a maturity date of December 1, 2026, bears a fixed interest rate of 4.27% for the first 5 years of the loan with an option for the lender to reset that rate after 5 years, amortizes on a 25-year schedule, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP up to 50% of the unpaid principal balance, interest, and other amounts owed.

On November 3, 2016, we entered into a loan agreement to modify and extend the mortgage on the Crowne Plaza Hampton Marina with TowneBank.  Pursuant to the amended loan documents, the loan continues to bear a fixed interest rate of 5.00%, has a maturity date of November 1, 2019, and beginning on December 1, 2016 requires monthly principal payments of $15,367 plus interest.

On December 1, 2016, we entered into a promissory note and other loan documents to secure a $35.0 million mortgage on the Hilton Wilmington Riverside with MONY Life Insurance Company.  Pursuant to the loan documents, the loan: provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions. The mortgage term is ten years maturing November 30, 2026, subject to certain criteria. The mortgage bears a fixed interest rate of 4.25%.  The mortgage amortizes on a 25-year schedule after a 1-year interest-only period. The Company used the proceeds to repay the existing first mortgage on the Hilton Wilmington Riverside and to pay closing costs, and will use the balance of the proceeds to fund ongoing renovations at the hotel and for general corporate purposes.

On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management. Through December 31, 2016, the Company repurchased 481,100 shares of common stock for approximately $3.2 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock. The Company used available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the Board of Directors.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of Sotherly Hotels Inc., the Operating Partnership, MHI TRS and subsidiaries and have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated.

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

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties which are recorded at fair value on acquisition date and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project, which constitute additions or improvements that extend the life of the property, are capitalized.

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

Our review of possible impairment at one of our hotel properties and a re-evaluation of future revenues and expenses based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration revealed an excess of current carrying cost over the estimated undiscounted future cash flows and current fair values during the period ending December 31, 2015, resulting in an impairment of approximately $0.5 million, as of December 31, 2015.  Our review of possible impairment at the same hotel property for 2014, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration, costs necessary to achieve such market penetration and the then current fair value, resulted in an impairment of approximately $3.2 million, as of December 31, 2014.

Assets Held For Sale – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

Investment in Joint Venture – Investment in joint venture represents our noncontrolling indirect 25.0% equity interest, through July 30, 2015, in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. The Carlyle Group (“Carlyle”) owned a 75.0% controlling indirect interest in these entities during this period. We accounted for our investment in the joint venture under the equity method of accounting and were entitled to receive our pro rata share of annual cash flow. We also had the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.

On July 31, 2015, we acquired the remaining 75.0% interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort, and (ii) the entity that leases the Crowne Plaza Hollywood Beach Resort.  As a result, we now has a 100% indirect ownership interest in the entities that own the Crowne Plaza Hollywood Beach Resort and consolidates the financial results of operations within the financial statements from August 1, 2015 through December 31, 2015 and for the year ended December 31, 2016.  In addition we recorded a gain on change in control of $6,603,148.  The overall enterprise fair value based on underlying acquired assets was used to determine the fair value of the equity interest on the date of acquisition.  The value was reduced by a minority interest discount to arrive at the fair value used to calculate the gain on the acquisition.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2016 and 2015 were approximately $386,612 and $339,542, respectively. Amortization expense for the years ended December 31, 2016, 2015, and 2014 was $52,330, $53,347 and $44,650, respectively.

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

Our amortization of deferred offering costs occurs when one of our common equity offerings is complete, whereby the costs are offset against the equity funds raised in the future and included in additional paid in capital on the consolidated balance sheets, or if the offering expires and the offering costs exceed the funds raised in the offering then the excess will be included in corporate general and administrative expenses in the consolidated statements of operations.

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

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we primarily are using an interest rate cap which acts as a cash flow hedge and is not designated as a hedge.  We value our interest-rate cap at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We also have used derivative instruments in the Company’s stock to obtain more favorable terms on our financing. We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2015
Investment in hotel property, net (1)	$—	$—	$5,700,762
Interest Rate Cap (4)	$—	$70,981	$—
Mortgage loans (2)	$—	$(272,933,327)	$—
Unsecured notes (3)	$(54,238,600)	$—	$—
December 31, 2016
Interest Rate Cap (4)	$—	$33,597	$—
Mortgage loans (2)	$—	$(281,840,780)	$—
Unsecured notes (3)	$(26,241,160)	$—	$—

(1)

A non-recurring fair value measurement was conducted in 2015 for our investment in hotel property, which resulted in a recorded impairment charge for the year ended December 31, 2015, which represent the amounts by which the carrying value of the asset group exceeded its fair value.

(2)	Mortgage loans are reflected at carrying value on our Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015.
(3)	Unsecured notes are recorded at historical cost on our Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015.
(4)

An interest rate cap on the DoubleTree by Hilton Jacksonville Riverfront mortgage with the Bank of the Ozarks is recorded at fair value on our Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statement of operations pursuant to the terms of each lease. Lease revenue was $1,785,934, $1,776,518 and $1,657,614, for the years ended December 31, 2016, 2015, and 2014, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

December 31, 2017	$1,105,165
December 31, 2018	632,365
December 31, 2019	544,920
December 31, 2020	499,294
December 31, 2021	246,388
December 31, 2022 and thereafter	1,661,913
Total	$4,690,045

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 2016, deferred tax assets total approximately $6.9 million, of which approximately $6.0 million relate to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required. As of December 31, 2016, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2015. In addition, as of December 31, 2016, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2015.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (the “2004 Plan”) and its 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permit the grant of stock options, restricted stock and performance share compensation awards to its employees and directors for up to 350,000 and 750,000 shares of common stock, respectively. The Company believes that stock awards align the interests of its employees with those of its stockholders.

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of our executives and employees, all have vested except 6,000 shares issued to the Chief Financial Officer upon execution of his employment contract which will vest pro rata on each of the next two anniversaries of the effective date of his employment agreement. All of the 81,500 restricted shares issued to the Company’s independent directors have vested. The 2004 plan was terminated in 2013.

Under the 2013 Plan, the Company has made stock awards totaling 121,100 shares, including 74,600 non-restricted shares to certain executives, directors and employees, and 46,500 restricted shares issued to its independent directors. All awards have vested except for 12,000 shares issued to the Company’s independent directors in February 2017.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2016, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan for the years ended December 31, 2016, 2015, and 2014 was $211,682, $285,978 and $245,565, respectively. The 2004 Plan was terminated in April 2013.

On February 15, 2017, the NCGC Committee approved the suspension of the Company’s Long Term Stock Bonus Program (the “LTSBP”), a stock-based compensation program approved by the board on April 16, 2013 and implemented in conjunction with and aligned with the duration of the Company’s 2013 Plan.

Advertising – Advertising costs were $452,665, $280,625 and $198,991 for the years ended December 31, 2016, 2015, and 2014, respectively and are expensed as incurred.

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

Reclassifications – Certain reclassifications in the amount of $4.1 million, from deferred financing costs, net in total assets on the consolidating balance sheet, have been netted against mortgage loans and unsecured debt on the December 31, 2015 balances to conform to the current period presentation.  This presentation applies Accounting Standards Update (“ASU”) 2015-03, ““Simplifying the Presentation of Debt Issuance Costs.” Loss on early debt extinguishments in the amount of $698,083 has been reclassified from amortization of deferred financing costs on the consolidated statements of cash flows as of December 31, 2015 to conform to the current period presentation.

New Accounting Pronouncements – In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230).  This ASU addresses the diversity within entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted for all entities. We are currently assessing the impact that the adoption of this standard will have on the statements of cash flows.

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

In April 2015, the FASB issued ASU 2015-03 related to “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense.” According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until that debt liability amount is recorded.  For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is applicable for our interim periods within 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted).  We adopted this ASU and it has been applied to our 2016 reporting.

In February 2015, the FASB issued ASU 2015-02 related to ASC Topic 810, Consolidation, this guidance is effective for annual reporting periods beginning after December 15, 2015.  The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the related amendment is to modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities.  In 2016, the Company adopted this ASU.  The Company evaluated the application of this ASU and concluded that our Operating Partnership now meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we continue to consolidate our Operating Partnership. The Company’s sole significant asset is its investment in its Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of its Operating Partnership. In addition, all of the Company's debt is an obligation of its Operating Partnership and all intercompany accounts and transactions have been eliminated in consolidation.  As the Operating Partnership is already consolidated within the consolidated balance sheets of the Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of the Company.

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

	Georgian Terrace	Crowne Plaza Hollywood Beach Resort
Land and land improvements	$10,127,687	$24,008,289
Buildings and improvements	45,385,939	64,854,787
Furniture, fixtures and equipment	5,163,135	2,802,135
Investment in hotel properties	60,676,761	91,665,211
Restricted cash	124,658	1,159,759
Accounts receivable	465,287	140,588
Prepaid expenses, inventory and other assets	430,997	797,505
Assumed mortgage	—	(57,259,159)
Accounts payable and accrued liabilities	(591,618)	(2,485,442)
Equity investment	—	(1,889,560)
Gain on change in control	—	(6,603,148)
Net cash	$61,106,085	$25,525,754

The results of operations of the Georgian Terrace and the Crowne Plaza Hollywood Beach Resort are included in our consolidated financial statements from the dates of acquisition. The total revenue and net loss related to the acquisition of the Georgian Terrace, for the period March 27, 2014 to December 31, 2014 are approximately $16.4 million and $2.2 million, respectively and the total revenue and net loss related to the acquisition of the Crowne Plaza Hollywood Beach Resort, for the period from August 1, 2015 to December 31, 2015 are approximately $5.2 million and $1.1 million, respectively. The following pro forma financial information presents the results of operations of the Company and the Operating Partnership for the years ended December 31, 2015 and 2014, as if the acquisitions of the Georgian Terrace and the Crowne Plaza Hollywood Beach Resort had taken place on January 1, 2014. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2014, or of future results of operations:

	December 31, 2015	December 31, 2014
	(unaudited)	(unaudited)
Pro forma revenues	$151,931,931	$147,451,042
Pro forma operating expenses	$133,346,497	$129,961,867
Pro forma operating income	$18,585,434	$17,489,175
Pro forma net income (loss)	$1,017,180	$(1,671,774)
Pro forma earnings (loss) per basic and diluted share	$0.07	$(0.10)
Pro forma earnings (loss) per basic and diluted units	$0.07	$(0.10)
Pro forma basic and diluted common shares	12,541,117	13,812,125
Pro forma basic and diluted units	14,924,410	16,542,413

4. Investment in Hotel Properties, Net and Investment in Hotel Properties Held for Sale, Net

Investment in hotel properties as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Land and land improvements	$57,851,380	$59,910,212
Buildings and improvements	336,996,876	333,720,421
Furniture, fixtures and equipment	43,458,781	42,245,334
	438,307,037	435,875,967
Less: accumulated depreciation and impairment	(89,713,125)	(80,912,725)
Investment in Hotel Properties, Net	$348,593,912	$354,963,242

Investment in hotel properties held for sale, net as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Land and land improvements	$1,097,096	$—
Buildings and improvements	6,242,504	—
Furniture, fixtures and equipment	2,289,008	—
	9,628,608	—
Less: accumulated depreciation and impairment	(4,295,608)	—
Investment in Hotel Properties Held for Sale, Net	$5,333,000	$—

Our review of possible impairment during the year ended December 31, 2016 resulted in no impairment on our investment in hotel properties.  Our review of possible impairment at one of our hotel properties and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration revealed an excess of current carrying cost over the estimated undiscounted future cash flows and current fair values during the period ending December 31, 2015, resulting in impairment of approximately $0.5 million, as of December 31, 2015.  Our review of possible impairment at the same hotel property for 2014, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration, costs necessary to achieve such market penetration and the then current fair value, resulted in an impairment of approximately $3.2 million, as of December 31, 2014.

5. Debt

Mortgage Loans, Net. As of December 31, 2016 and 2015, we had approximately $282.7 million and approximately $270.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2016	2015	Penalties	Date	Provisions	Rate
Crowne Plaza Hampton Marina (1)	$2,584,633	$3,512,586	None	11/1/2019	3 years	5.00%
Crowne Plaza Hollywood Beach Resort (2)	58,935,818	59,795,743	n/a	10/1/2025	30 years	4.913%
Crowne Plaza Tampa Westshore (3)	15,561,400	13,016,045	None	6/30/2019	25 years	LIBOR plus 3.75%
DoubleTree by Hilton Jacksonville Riverfront (4)	19,291,716	19,774,577	Yes	7/7/2019	25 years	LIBOR plus 3.50%
DoubleTree by Hilton Laurel (5)	9,329,005	9,500,000	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (6)	31,261,991	32,376,795	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone University (7)	14,773,885	15,029,121	n/a	8/1/2018	30 years	4.78%
The Georgian Terrace (8)	45,826,038	46,579,011	n/a	6/1/2025	30 years	4.42%
Hilton Savannah DeSoto (9)	30,000,000	20,522,836	Yes	7/1/2026	25 years	4.25%
Hilton Wilmington Riverside (10)	30,000,000	19,825,772	Yes	1/1/2027	25 years	4.25%
Sheraton Louisville Riverside (11)	11,977,557	11,345,866	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	15,000,000	20,459,256	Yes	10/12/2021	18 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$284,542,043	$271,737,608
Deferred financing costs, net	(2,049,409)	(1,646,220)
Unamortized premium on loan	215,655	240,336
Total Mortgage Loans, Net	$282,708,289	$270,331,724

(1)

The note was extended and modified in November 2016 for 3 years until November 1, 2019 and the Operating Partnership was required to make monthly principal payments of $15,367. The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.  As of February 7, 2017, the note is no longer outstanding.

(2)	With limited exception, the note may not be prepaid until June 2025.
(3)

The note provides initial proceeds of $15.7 million, with an additional $3.3 million available upon the satisfaction of certain conditions; bears a floating interest rate of the 30-day LIBOR plus 3.75%, subject to a floor rate of 3.75%; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions.

(4)

The note is subject to a pre-payment penalty until July 2017. Prepayment can be made without penalty thereafter. The note provides that the mortgage can be extended until July 2020 if certain conditions have been satisfied.

(5)

The note is subject to a pre-payment penalty except for any pre-payments made either between April 2017 and August 2017, or from April 2021 through maturity of the note. The note provides that on January 5, 2018, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

(6)	The note bears a minimum interest rate of 3.50%.
(7)	With limited exception, the note may not be prepaid until two months before maturity.
(8)	With limited exception, the note may not be prepaid until February 2025.
(9)

The note provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions, namely, the completion of a renovation project; amortizes on a 25-year schedule after a 1-year interest-only period; and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(10)

The note provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions namely, the completion of a renovation project; amortizes on a 25-year schedule after a 1-year interest-only period; and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(11)	The note bears a fixed interest rate of 4.27% for the first 5 years of the loan, with an option for the lender to reset the interest rate after 5 years.
(12)

The note was refinanced in October 2016, provides initial proceeds of $15.0 million, with an additional $5.5 million available upon the satisfaction of certain conditions; bears a floating interest rate of the 1-month LIBOR plus 3.5%, subject to a floor rate of 4.0% and is subject to prepayment penalties subject to a declining scale from 3.0% penalty on or before the first anniversary date, a 2.0% penalty during the second anniversary year and a 1.0% penalty after the third anniversary date.

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of December 31, 2016.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2016 were as follows:

For the year ending: December 31, 2017	$6,363,323
December 31, 2018	24,626,923
December 31, 2019	73,423,203
December 31, 2020	9,248,750
December 31, 2021	31,008,186
December 31, 2022 and thereafter	139,871,658
Total future maturities	$284,542,043

7.0% Unsecured Notes. On November 21, 2014, the Operating Partnership issued 7.0% senior unsecured notes in the aggregate amount of $25.3 million (the “7% Notes”). The indenture requires quarterly payments of interest and matures on November 15, 2019. The 7% Notes are callable after November 15, 2017 at 101% of face value.

8.0% Unsecured Notes. On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million (the “8% Notes”). The indenture required quarterly payments of interest and was to mature on September 30, 2018. The 8% Notes were redeemed on September 30, 2016 at 101% of face value.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2016, 2015, and 2014 was $72,984, $65,054 and $63,468, respectively.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expired August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For each of the years ended December 31, 2016, 2015, and 2014, rent expense was $95,482.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the years ended December 31, 2016, 2015, and 2014 was $2,602, $2,602 and $2,602, respectively.

We lease certain submerged land in the Saint Johns River in front of the DoubleTree by Hilton Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the years ended December 31, 2016, 2015, and 2014 was $6,020, $6,020 and $6,020, respectively.

We lease 4,836 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018. Rent expense for each of the years ended December 31, 2016, 2015, and 2014 was $91,003, $83,651 and $71,039, respectively.

We leased 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that was to expire February 28, 2017. We terminated this lease in 2015 by replacing our lease with another tenant lease and prepaying an amount of $21,000.  The agreement required monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the years ended December 31, 2016, 2015, and 2014 was $0, $62,949 and $50,277, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between June 2016 and March 2019.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

For the year ending: December 31, 2017	$223,682
December 31, 2018	176,740
December 31, 2019	100,480
December 31, 2020	95,482
December 31, 2021	95,482
December 31, 2022 and thereafter	445,583
Total	$1,137,449

Employment Agreements— The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – At December 31, 2016, each of our wholly-owned operating hotels was operated under a management agreement with Chesapeake Hospitality. Effective January 1, 2015, each of our wholly-owned hotels operated under a new master agreement as well as an individual hotel management agreement (see Note 9). On July 31, 2015, upon acquisition of the Crowne Plaza Hollywood Beach Resort, we entered into a management agreement for the management of said hotel pursuant to the form of individual hotel management agreement provided for under the master agreement. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2016, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between July 2017 and October 2030. On August 7, 2014, we voluntarily terminated the franchise agreement with Holiday Hospitality Franchising, LLC (IHG) for the Crowne Plaza Jacksonville Riverfront effective September 1, 2015 and recognized a termination fee of $351,800. The property has been rebranded as the DoubleTree by Hilton Jacksonville Riverfront. On April 12, 2016 we allowed the franchise agreement on the Crowne Plaza Houston Downtown to expire.  The property has been rebranded as The Whitehall.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the Crowne Plaza Hollywood Beach Resort, the Sheraton Louisville Riverside and the Georgian Terrace an amount equal to 1 / 12 of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the DoubleTree by Hilton Jacksonville Riverside, the Crowne Plaza Hollywood Beach Resort, DoubleTree by Hilton Raleigh Brownstone–University, the Whitehall, Crowne Plaza Hampton Marina and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

ESOP Purchase Commitment – The Board approved an Employee Stock Ownership Plan (the “ESOP”) on November 29, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company.  The ESOP is a leveraged ESOP, meaning the contributed funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market.  As of December 31, 2016, the ESOP had not purchased any shares of the Company’s common stock and had not drawn funds under the loan agreement with the Company.  Shares purchased by the ESOP will be held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted at fair value at the date of allocation.

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

7. Preferred Stock and Units

Preferred Stock and Units.

As of December 31, 2016 and 2015, there were 1,610,000 and 0 shares of the Preferred Stock issued and outstanding, respectively.

The Company has increased its authorized shares of preferred stock to 11,000,000.  On August 23, 2016, the Company issued 1,610,000 shares, $0.01 par value per share, of its 8% Series B Cumulative Redeemable Perpetual Preferred Stock for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units. Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The Company pays cumulative cash distributions on the preferred stock at a rate of 8.00% per annum of the $25.00 liquidation preference per share. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

The Company is the holder of the Operating Partnership’s preferred partnership units.  As of December 31, 2016 and 2015, there were 1,610,000 and 0 units of the preferred partnership units issued and outstanding, respectively.

Preferred Unit Distributions – The Company is the holder of the Operating Partnership’s preferred partnership units, and is entitled to receive distributions when authorized by our board of directors out of assets legally available for the payment of distributions.  The Operating Partnership pays cumulative cash dividends on the preferred partnership units at a rate of 8.00% per annum of the $25.00 liquidation preference per unit. The Operating Partnership declared and paid per preferred unit on a quarterly basis, for the short period from August 23, 2016 to September 30, 2016 and for the quarter ended December 31, 2016, $0.2111 and $0.50 per unit, respectively.

8. Common Stock and Units

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the Board of Directors.  Through December 31, 2016 the Company repurchased 481,100 shares of common stock for approximately $3.2 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.

The following is a list of issuances during the years ended December 31, 2016, 2015, and 2014 of the Company’s common stock:

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

On February 14, 2014, the Company was issued 36,750 units in the Operating Partnership and awarded an aggregate of 24,000 shares of unrestricted stock to certain executives as well as 12,000 shares of restricted stock and 750 shares of unrestricted stock to certain of its independent directors.

As of December 31, 2016 and 2015, the Company had 14,468,551 and 14,490,714 shares of common stock outstanding, respectively.

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

The following is a list of issuance and redemption events, since January 2014, of general and limited partnership units in the Operating Partnership in addition to the issuances of units in the Operating Partnership to the Company and redemptions for the Company’s common stock described above:

Through December 31, 2016, the Operating Partnership repurchased 481,100 units for approximately $3.2 million and the repurchased units have been returned to the status of authorized but unissued units.

On August 23, 2016, the Company issued 1,610,000 shares, $0.01 par value per share, of its 8% Series B Cumulative Redeemable Perpetual Preferred Stock for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units.

On November 1, 2014, the Operating Partnership redeemed 3,300 units held by a trust controlled by two members of the Board of Directors for a total of $25,621, pursuant to the terms of the partnership agreement.

As of December 31, 2016 and 2015, the total number of Operating Partnership units outstanding was 16,246,691 and 16,691,541, respectively.

As of December 31, 2016 and 2015, the total number of outstanding units in the Operating Partnership not owned by the Company was 1,778,140 and 2,200,827, respectively, with a fair market value of approximately $12.1 million and approximately $15.0 million, respectively, based on the price per share of the common stock on such respective dates.

Common Unit Distributions – The following table presents the quarterly distributions by the Operating Partnership declared and payable per common unit for the years ended December 31, 2016, 2015, and 2014:

Quarter Ended	2014	2015	2016
March 31,	$0.045	$0.070	$0.085
June 30,	$0.050	$0.075	$0.090
September 30,	$0.065	$0.080	$0.095
December 31,	$0.065	$0.080	$0.095

9. Related Party Transactions

Chesapeake Hospitality. As of December 31, 2016, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,740,691 shares, approximately 12.0%, of the Company’s outstanding common stock as well as 870,271 Operating Partnership units. The following is a summary of the transactions between Chesapeake Hospitality and us:

Shell Island Sublease – We had a sublease arrangement with Chesapeake Hospitality on our expired leasehold interests in the property at Shell Island. For the years ended December 31, 2016, 2015, and 2014, we earned $0, $0 and $350,000, respectively, in leasehold revenue. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with Chesapeake Hospitality that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by Chesapeake Hospitality. The agreement expired on December 15, 2014, in conjunction with the execution of the new management agreement,

Management Agreements – Each of the hotels that we wholly-owned at December 31, 2016 and 2015, are operated by Chesapeake Hospitality under various management agreements that were to expire between December 2014 and March 2019. Under those now terminated agreements, Chesapeake Hospitality received a base management fee of 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. The agreements also provided for an incentive management fee due annually in arrears within 90 days of the end of the fiscal year equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis for eight hotels and on an individual basis for two other hotels, for a given year exceeds the gross operating profit for the same hotel(s), for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotel(s) included in the incentive fee calculation. The management agreement for the Whitehall did not provide for any incentive management fee. Additionally, the management agreement for the Georgian Terrace provided for an administrative fee of $30,000 per year for as long as the adjacent parking garage is managed by a third party.

On December 15, 2014, we entered into a new master agreement and a series of individual hotel management agreements that became effective on January 1, 2015. The master agreement has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increases to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio will be 2.65% through 2017 and decreases to 2.50% thereafter. For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Base management fees earned by Chesapeake Hospitality totaled $3,828,896, $3,371,668 and $3,342,782 for the years ended December 31, 2016, 2015, and 2014, respectively. In addition, incentive management fees of $36,466, $79,555 and $97,025 were accrued for the years ended December 31, 2016, 2015, and 2014, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $4,606,967, $4,541,546 and $3,748,587 for the years ended December 31, 2016, 2015, and 2014, respectively.

Crowne Plaza Hollywood Beach Resort. As of December 31, 2016, we own 100% of the Crowne Plaza Hollywood Beach Resort, which is no longer considered a related party and has a new management agreement as of July 31, 2015.  However, through July 31, 2015 we owned a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. The following is a summary of the transactions between Crowne Plaza Hollywood Beach Resort and us:

Accounts Receivable – At December 31, 2016 and 2015, we were due $0 and $146,836, respectively, from Crowne Plaza Hollywood Beach Resort.

Management Agreement – Crowne Plaza Hollywood Beach Resort was operated by Chesapeake Hospitality under a management agreement that was set to expire August 2017. Under this agreement Chesapeake Hospitality received a base management fee of 3.0% of gross revenues. Base management fees earned by Chesapeake Hospitality totaled $401,954, $592,119 for the period ended July 31, 2015 and the year ended December 31, 2014, respectively.

Asset Management Fee – Also, under an asset management agreement that terminated on July 31, 2015, MHI Hospitality TRS II, LLC, an indirect subsidiary of the Company, received a fee of 1.50% of total revenue which is due on a quarterly basis for services rendered. Asset management fees for the period ended July 31, 2015 and the year ended December 31, 2014, were $200,976 and $300,607, respectively. There were no unpaid asset management fees included in accounts payable and accrued liabilities at December 31, 2016 and 2015, respectively

Redemption of Units in Operating Partnership – During 2014, we redeemed a total of 3,300 units in the Operating Partnership held by a trust controlled by one current member of our Board of Directors for a total of $25,621 pursuant to the terms of the partnership agreement.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded warriors.  As of December 31, 2016, the balance of the loan was $80,000.

Other Related Parties – On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the years ended December 31, 2016, 2015 and 2014 totaled approximately $331,091, $270,240 and $204,000, respectively, for the three individuals.

On February 1, 2016, one current member of our Board of Directors redeemed 322,687 units for an equivalent number of shares of the Company’s common stock, and one previous member of our Board of Directors redeemed 100,000 units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

On September 16, 2015, one current member of our Board of Directors redeemed 200,000 units for an equivalent number of shares of the Company’s common stock.

On April 1, 2015, one previous member of our Board of Directors redeemed 100,000 units for an equivalent number of shares of the Company’s common stock.

During the years ending December 31, 2016 and 2015, the Company reimbursed $123,866 and $138,025, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.  There were no reimbursements during the year ended December 31, 2014.

10. Retirement Plans

We began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provisions. Contributions to the plan for the years ended December 31, 2016, 2015, and 2014 were $63,944, $40,768 and $40,586, respectively.

We adopted the ESOP as of November 29, 2016, effective January 1, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company.  The ESOP is a leveraged ESOP, meaning the contributed funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market.  As of December 31, 2016, the ESOP had not purchased any shares of the Company’s common stock and had not drawn funds under the loan agreement with the Company.  Shares purchased by the ESOP will be held in a suspense account for allocation among participants as contributions are made in the ESOP by the Company.  The share allocations will be accounted for at fair value on the date of allocation.

11. Unconsolidated Joint Venture

As of December 31, 2016, we own 100% of the Crowne Plaza Hollywood Beach Resort. However, through July 31, 2015 we owned only a 25.0% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Carlyle owned a 75.0% indirect controlling interest in these entities through July 31, 2015. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007.  Summarized financial information for this investment through July 31, 2015, which is accounted for under the equity method, is as follows:

	Seven Months Ended	Year Ended
	July 31, 2015	December 31, 2014
Revenue
Rooms department	$10,605,941	$15,386,595
Food and beverage department	1,911,950	2,968,395
Other operating departments	880,564	1,385,469
Total revenue	13,398,455	19,740,459
Expenses
Hotel operating expenses
Rooms department	2,062,515	3,270,930
Food and beverage department	1,442,139	2,270,918
Other operating departments	388,087	655,818
Indirect	4,774,322	7,436,198
Total hotel operating expenses	8,667,063	13,633,864
Depreciation and amortization	1,060,339	2,116,211
General and administrative	252,565	148,873
Total operating expenses	9,979,967	15,898,948
Operating income	3,418,488	3,841,511
Interest expense	(1,516,433)	(2,612,032)
Net income	$1,902,055	$1,229,479

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	2016	2015	2014
General and administrative	$12,419,221	$11,595,819	$9,823,853
Sales and marketing	13,754,600	11,426,637	9,788,079
Repairs and maintenance	7,401,755	6,948,699	6,278,411
Utilities	6,429,686	6,124,459	5,763,990
Franchise fees	4,091,729	4,016,083	4,122,726
Management fees, including incentive	3,865,362	3,490,586	3,439,807
Property taxes	5,983,280	5,110,659	3,664,022
Insurance	2,594,783	2,305,966	1,927,935
Other	601,276	291,383	263,668
Total indirect hotel operating expenses	$57,141,692	$51,310,292	$45,072,491

13. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2016, 2015, and 2014 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Current:
Federal	$—	$—	$—
State	191,332	444,538	233,940
	191,332	444,538	233,940
Deferred:
Federal	(1,294,408)	(1,510,726)	(1,718,351)
State	(264,558)	(269,845)	(243,312)
	(1,558,966)	(1,780,571)	(1,961,663)
	$(1,367,634)	$(1,336,033)	$(1,727,723)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Statutory federal income tax expense	$(158,859)	$1,705,610	$(838,519)
Effect of non-taxable REIT income	(1,135,549)	(2,866,950)	(898,576)
State income tax benefit	(73,226)	(174,693)	9,372
	$(1,367,634)	$(1,336,033)	$(1,727,723)

As of December 31, 2016 and 2015, we had a net deferred tax asset of approximately $6.9 million and $5.4 million, respectively, of which, approximately $6.0 million and $4.5 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized. As of December 31, 2016 and 2015, approximately $0.2 million and $0.2 million, respectively, of the deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort and start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore, all of which were not deductible when incurred and are now being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2016. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

At December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.

14. Income (Loss) per Share and per Unit

Income (Loss) Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income (loss). The shares of Series B Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The computation of basic and diluted income (loss) per share is presented below.

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Numerator
Net income/(loss) attributable to the common shareholders for basic computation	$(218,173)	$5,356,666	$(584,671)
Denominator
Weighted average number of common shares outstanding for basic computation	14,896,994	12,541,117	10,377,125
Basic and diluted net income (loss) per share	$(0.01)	$0.43	$(0.06)

Income (Loss) Per Unit. The computation of basic and diluted income (loss) per unit is presented below.

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Numerator
Net income/(loss) attributable to the common unitholders for basic computation	$(244,740)	$6,397,653	$(738,509)
Denominator
Weighted average number of units outstanding	16,710,935	14,924,410	13,107,413
Basic and diluted net income (loss) per unit	$(0.01)	$0.43	$(0.06)

15. Quarterly Operating Results - Unaudited

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
Total revenue	$37,810,144	$41,824,954	$37,275,312	$35,935,342
Total operating expenses	33,025,990	34,645,809	33,539,913	33,026,914
Net operating income	4,784,154	7,179,145	3,735,399	2,908,428
Net income(loss)	545,874	1,977,550	(1,549,191)	(74,084)
Net income (loss) attributable to common shareholders	483,095	1,761,106	(1,716,234)	(746,140)
Earnings (loss) per share attributable to common shareholders– basic and diluted	$0.03	$0.12	$(0.11)	$(0.05)

	Quarters Ended 2015
	March 31	June 30	September 30	December 31
Total revenue	$30,975,630	$36,865,108	$33,941,875	$36,750,863
Total operating expenses	27,410,462	29,689,455	31,976,036	34,127,473
Net operating income	3,565,168	7,175,653	1,965,839	2,623,390
Net income(loss)	713,859	1,759,109	4,636,644	(711,959)
Net income (loss) attributable to common shareholders	575,336	1,431,110	3,872,394	(522,174)
Earnings (loss) per share attributable to common shareholders– basic and diluted	$0.05	$0.13	$0.27	$(0.04)

16. Subsequent Events

The Company sponsors and maintains an ESOP and related trust for the benefit of its eligible employees.  The ESOP, which was established January 1, 2016, is funded by a loan from the Company, pursuant to which the ESOP may borrow up to $5,000,000 to purchase shares of the Company’s common stock. From January 3, 2017 to February 28, 2017 the ESOP purchased 682,500 shares of common stock for approximately $4.9 million.

On January 11, 2017, we paid a quarterly dividend (distribution) of $0.095 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on December 15, 2016.

On January 30, 2017, we authorized payment of a quarterly dividend (distribution) of $0.10 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of March 15, 2017. The dividend (distribution) is to be paid on April 11, 2017.

On January 30, 2017, we authorized payment of a quarterly dividend of $0.50 per preferred share (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record as of March 15, 2017. The dividend is to be paid on April 17, 2017.

On January 30, 2017, we closed on the purchase of the hotel commercial unit of the Hyde Resort & Residences, a 400-unit condominium-hotel under development in the Hollywood, Florida market, for an aggregated price of approximately $4.8 million from 4111 South Ocean Drive, LLC.

On February 7, 2017, we closed on the sale of the Crowne Plaza Hampton Marina to Marina Hotels, LLC for an approximate price of $5.6 million.

On March 1, 2017, Kim E. Sims resigned as a member of the board of directors of the Company.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
Crowne Plaza Hampton Marina – Hampton, Virginia	$2,585	$1,061	$6,733	$36	3,796	$1,097	$10,529	$11,626	$(4,296)	1988	2008	3-39 years
Crowne Plaza Hollywood Beach Resort - Hollywood Beach, Florida	58,936	22,865	67,660	—	(124)	22,865	67,536	90,401	(2,646)	1972	2015	3-39 years
Crowne Plaza Tampa Westshore – Tampa, Florida	15,561	4,153	9,670	297	22,259	4,450	31,929	36,379	(7,707)	1973	2007	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	19,292	7,090	14,604	89	7,113	7,179	21,717	28,896	(5,881)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	9,329	900	9,443	175	5,679	1,075	15,122	16,197	(3,913)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	31,262	2,100	22,031	260	5,478	2,360	27,509	29,869	(8,281)	1972	2004	3-39 years
DoubleTree by Hilton Raleigh Brownstone – University – Raleigh, North Carolina	14,774	815	7,416	213	5,761	1,028	13,177	14,205	(4,831)	1971	2004	3-39 years
Georgian Terrace – Atlanta, Georgia	45,826	10,128	45,386	(1,332)	4,811	8,796	50,197	58,993	(3,715)	1911	2014	3-39 years
Hilton Savannah DeSoto – Savannah, Georgia	30,000	600	13,562	31	14,545	631	28,107	28,738	(8,640)	1968	2004	3-39 years
Hilton Wilmington Riverside – Wilmington, North Carolina	30,000	785	16,829	228	12,514	1,013	29,343	30,356	(11,283)	1970	2004	3-39 years
Sheraton Louisville Riverside – Jeffersonville, Indiana	11,977	782	6,891	222	14,566	1,004	21,457	22,461	(5,074)	1972	2006	3-39 years
The Whitehall – Houston, Texas	15,000	7,374	22,185	78	4,431	7,452	26,616	34,068	(2,239)	1963	2013	3-39 years
	$284,542	$58,653	$242,410	$297	$100,829	$58,950	$343,239	$402,189	$(68,506)

(1)	For the year ending December 31, 2016, the aggregate cost of our real estate assets for federal income tax purposes was approximately $398.6 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2014	$294,827
Acquisitions	91,669
Improvements	11,105
Disposal of Assets	(3,971)
Balance at December 31, 2015	$393,630
Acquisitions	—
Improvements	9,473
Disposal of Assets	(914)
Balance at December 31, 2016	$402,189

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2014	$53,233
Current Expense	8,790
Impairment	500
Disposal of Assets	(482)
Balance at December 31, 2015	$62,041
Current Expense	7,018
Impairment	—
Disposal of Assets	(553)
Balance at December 31, 2016	$68,506