Form 10-Q
period 2017-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2017-05-12
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Sotherly Hotels Inc.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Emerging Growth Company	☐

Sotherly Hotels LP

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of May 8, 2017, there were 13,798,051 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2017 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units; and
•	Note 8 – Common Stock and Units; and
•	Note 13 – Income Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$355,997,751	$348,593,912
Investment in hotel properties held for sale, net	-	5,333,000
Cash and cash equivalents	21,743,744	31,766,775
Restricted cash	4,644,532	4,596,145
Accounts receivable, net	5,601,922	4,127,748
Accounts receivable-affiliate	475,537	4,175
Prepaid expenses, inventory and other assets	5,662,512	4,648,469
Deferred income taxes	6,831,290	6,949,340
TOTAL ASSETS	$400,957,288	$406,019,564
LIABILITIES
Mortgage loans, net	$279,269,154	$282,708,289
Unsecured notes, net	24,392,721	24,308,713
Accounts payable and accrued liabilities	14,445,106	12,970,960
Advance deposits	3,405,606	2,315,787
Dividends and distributions payable	2,430,869	2,376,527
TOTAL LIABILITIES	$323,943,456	$324,680,276
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
8% Series B cumulative redeemable perpetual preferred stock, par value $0.01, 11,000,000 shares authorized, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	16,100	16,100
Common stock, par value $0.01, 49,000,000 shares authorized, 13,798,051 shares and 14,468,551 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	137,980	144,685
Additional paid-in capital	118,495,927	118,395,082
Unearned ESOP Shares	(4,874,758)	—
Distributions in excess of retained earnings	(39,142,720)	(39,545,754)
Total Sotherly Hotels Inc. stockholders’ equity	74,632,529	79,010,113
Noncontrolling interest	2,381,303	2,329,175
TOTAL EQUITY	77,013,832	81,339,288
TOTAL LIABILITIES AND EQUITY	$400,957,288	$406,019,564

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
REVENUE
Rooms department	$27,366,634	$27,322,413
Food and beverage department	8,323,759	8,249,679
Other operating departments	3,004,493	2,238,052
Total revenue	38,694,886	37,810,144
EXPENSES
Hotel operating expenses
Rooms department	6,682,279	7,080,633
Food and beverage department	5,728,473	5,939,861
Other operating departments	600,020	593,969
Indirect	14,205,231	14,135,595
Total hotel operating expenses	27,216,003	27,750,058
Depreciation and amortization	4,061,097	3,668,638
Corporate general and administrative	1,712,082	1,607,294
Total operating expenses	32,989,182	33,025,990
NET OPERATING INCOME	5,705,704	4,784,154
Other income (expense)
Interest expense	(3,813,717)	(4,632,632)
Interest income	39,705	8,830
Unrealized loss on hedging activities	(15,945)	(50,557)
Gain on sale of assets	100,407	—
Gain on involuntary conversion of assets	1,041,815	—
Net income before income taxes	3,057,969	109,795
Income tax (provision) benefit	(171,937)	436,079
Net income	2,886,032	545,874
Less: Net income attributable to noncontrolling interest	(229,942)	(62,779)
Net income attributable to the Company	2,656,090	483,095
Distributions to preferred stockholders	(805,000)	—
Net income available to common stockholders	$1,851,090	$483,095
Net income per share available to common stockholders
Basic and diluted	$0.13	$0.03

Weighted average number of common shares outstanding
Basic and diluted	14,025,489	14,792,911

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Additional		Distributions
	Preferred Stock		Common Stock		Paid-	Unearned ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2016	1,610,000	$16,100	14,468,551	$144,685	$118,395,082	$—	$(39,545,754)	$2,329,175	$81,339,288
Net income (loss)	—	—	—	—	—	—	2,656,090	229,942	2,886,032
Issuance of restricted common stock awards	—	—	12,000	120	89,040	—	—	—	89,160
Unearned ESOP Shares and dividends	—	—	(682,500)	(6,825)	6,825	(4,874,758)	—	—	(4,874,758)
Amortization of restricted stock award	—	—	—	—	4,980	—	—	—	4,980
Preferred stock dividends declared	—	—	—	—	—	—	(805,000)	—	(805,000)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(1,448,056)	(177,814)	(1,625,870)
Balances at March 31, 2017 (Unaudited)	1,610,000	$16,100	13,798,051	$137,980	$118,495,927	$(4,874,758)	$(39,142,720)	$2,381,303	$77,013,832

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,886,032	$545,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,061,097	3,668,638
Amortization of deferred financing costs	214,357	313,410
Amortization of mortgage premium	(6,170)	(6,479)
Gain on involuntary conversion of assets	(1,041,815)	—
Unrealized loss on derivative instrument	15,945	50,557
Gain on sale of assets	(100,407)	—
Charges related to equity-based compensation	94,140	196,742
Changes in assets and liabilities:
Restricted cash	(403,086)	(120,693)
Accounts receivable	(1,209,174)	222,714
Prepaid expenses, inventory and other assets	(1,066,260)	(342,455)
Deferred income taxes	118,050	(487,469)
Accounts payable and other accrued liabilities	1,435,722	1,892,725
Advance deposits	1,089,819	669,690
Accounts receivable - affiliate	(471,361)	17,826
Net cash provided by operating activities	5,616,889	6,621,080
Cash flows from investing activities:
Acquisitions of hotel properties	(3,986,849)	—
Improvements and additions to hotel properties	(6,304,669)	(4,956,359)
Funding of restricted cash reserves	(1,804,485)	(1,674,236)
Proceeds of restricted cash reserves	2,159,185	3,958,496
Proceeds from the sale of hotel property	5,434,856	—
Proceeds from insurance conversion	776,815	—
Proceeds from the sale of assets	2,955	—
Net cash used in investing activities	(3,722,192)	(2,672,099)
Cash flows from financing activities:
Proceeds from mortgage loan receivable	—	2,600,711
Repurchase of common stock	(1,103,130)	—
Payments on mortgage loans	(3,566,914)	(1,446,688)
Refund (payments) of deferred financing costs	3,600	(278,899)
Funding of ESOP stock purchase	(4,874,758)	—
Dividends and distributions paid	(2,376,526)	(1,332,094)
Net cash used in financing activities	(11,917,728)	(456,970)
Net increase (decrease) in cash and cash equivalents	(10,023,031)	3,492,011
Cash and cash equivalents at the beginning of the period	31,766,775	11,493,914
Cash and cash equivalents at the end of the period	$21,743,744	$14,985,925
Supplemental disclosures:
Cash paid during the period for interest	$3,513,312	$3,606,752
Cash paid during the period for income taxes	$81,361	$9,165
Non-cash investing and financing activities:
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$(1,141,553)	$(7,209)

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$355,997,751	$348,593,912
Investment in hotel property held for sale, net	—	5,333,000
Cash and cash equivalents	21,743,744	31,766,775
Restricted cash	4,644,532	4,596,145
Accounts receivable, net	5,601,922	4,127,748
Accounts receivable-affiliate	495,463	4,175
Loan receivable - affiliate	4,874,758	—
Prepaid expenses, inventory and other assets	5,662,512	4,648,469
Deferred income taxes	6,831,290	6,949,340
TOTAL ASSETS	$405,851,972	$406,019,564
LIABILITIES
Mortgage loans, net	$279,269,154	$282,708,289
Unsecured notes, net	24,392,721	24,308,713
Accounts payable and other accrued liabilities	14,445,106	12,970,960
Advance deposits	3,405,606	2,315,787
Dividends and distributions payable	2,430,869	2,376,527
TOTAL LIABILITIES	$323,943,456	$324,680,276

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
8% Series B Cumulative Redeemable Perpetual Preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at March 31, 2017 and December 31, 2016	37,766,531	37,766,531
General Partner: 162,587 units and 162,467 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	695,131	681,389
Limited Partners: 16,096,104 units and 16,084,224 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	43,446,854	42,891,368
TOTAL PARTNERS’ CAPITAL	81,908,516	81,339,288
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$405,851,972	$406,019,564

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
REVENUE
Rooms department	$27,366,634	$27,322,413
Food and beverage department	8,323,759	8,249,679
Other operating departments	3,004,493	2,238,052
Total revenue	38,694,886	37,810,144
EXPENSES
Hotel operating expenses
Rooms department	6,682,279	7,080,633
Food and beverage department	5,728,473	5,939,861
Other operating departments	600,020	593,969
Indirect	14,205,231	14,135,595
Total hotel operating expenses	27,216,003	27,750,058
Depreciation and amortization	4,061,097	3,668,638
Corporate general and administrative	1,712,082	1,607,294
Total operating expenses	32,989,182	33,025,990
NET OPERATING INCOME	5,705,704	4,784,154
Other income (expense)
Interest expense	(3,813,717)	(4,632,632)
Interest income	59,631	8,830
Unrealized loss on hedging activities	(15,945)	(50,557)
Gain on sale of assets	100,407	—
Gain on involuntary conversion of assets	1,041,815	—
Net income before income taxes	3,077,895	109,795
Income tax (provision) benefit	(171,937)	436,079
Net income	2,905,958	545,874
Distributions to preferred unit holders	(805,000)	—
Net income available to operating partnership unit holders	$2,100,958	$545,874
Net income attributable per operating partner unit
Basic and diluted	$0.13	$0.03

Weighted average number of operating partner units outstanding
Basic and diluted	16,252,691	16,715,044

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units		General Partner		Limited Partner
	Units	Amount	Units	Amount	Units	Amounts	Total
Balances at December 31, 2016	1,610,000	$37,766,531	162,467	$681,389	16,084,224	$42,891,368	$81,339,288
Issuance of common partnership units	—	—	120	892	11,880	88,268	89,160
Amortization of restricted units award	—	—	—	50	—	4,930	4,980
Preferred units distributions declared	—	(805,000)	—	—	—	—	(805,000)
Partnership units distributions declared	—	—	—	(16,260)	—	(1,609,610)	(1,625,870)
Net income	—	805,000	—	29,060	—	2,071,898	2,905,958
Balances at March 31, 2017 (Unaudited)	1,610,000	$37,766,531	162,587	$695,131	16,096,104	$43,446,854	$81,908,516

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,905,958	$545,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,061,097	3,668,638
Amortization of deferred financing costs	214,357	313,410
Amortization of mortgage premium	(6,170)	(6,479)
Proceeds from involuntary conversion of assets	(1,041,815)	—
Unrealized loss on derivative instrument	15,945	50,557
Gain on sale of assets	(100,407)	—
Charges related to equity-based compensation	94,140	196,742
Changes in assets and liabilities:
Restricted cash	(403,086)	(120,693)
Accounts receivable	(1,209,174)	222,714
Prepaid expenses, inventory and other assets	(1,066,260)	(342,455)
Deferred income taxes	118,050	(487,469)
Accounts payable and other accrued liabilities	1,435,722	1,892,725
Advance deposits	1,089,819	669,690
Accounts receivable - affiliate	(491,287)	17,826
Net cash provided by operating activities	5,616,889	6,621,080
Cash flows from investing activities:
Acquisitions of hotel properties	(3,986,849)	—
Improvements and additions to hotel properties	(6,304,669)	(4,956,359)
Proceeds from the sale of hotel property	5,434,856	—
Loan receivable - affiliate	(4,874,758)	—
Funding of restricted cash reserves	(1,804,485)	(1,674,236)
Proceeds of restricted cash reserves	2,159,185	3,958,496
Proceeds from insurance conversion	776,815	—
Proceeds from the sale of assets	2,955	—
Net cash used in investing activities	(8,596,950)	(2,672,099)
Cash flows from financing activities:
Proceeds from mortgage loan receivable	—	2,600,711
Repurchase of common stock	(1,103,130)	—
Payments on mortgage loans	(3,566,914)	(1,446,688)
Refund (payments) of deferred financing costs	3,600	(278,899)
Distributions and dividends paid	(2,376,526)	(1,332,094)
Net cash used in financing activities	(7,042,970)	(456,970)
Net increase (decrease) in cash and cash equivalents	(10,023,031)	3,492,011
Cash and cash equivalents at the beginning of the period	31,766,775	11,493,914
Cash and cash equivalents at the end of the period	$21,743,744	$14,985,925
Supplemental disclosures:
Cash paid during the period for interest	$3,513,312	$3,606,752
Cash paid during the period for income taxes	$81,361	$9,165
Non-cash investing and financing activities:
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$(1,141,553)	$(7,209)

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc., (the “Company”), is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States.  Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in eleven hotel properties, comprising 2,838 rooms, and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.  All of the Company’s hotels, except for the Georgian Terrace, The Whitehall and the Hyde Resort & Residences, operate under the Hilton, Crowne Plaza, DoubleTree, and Sheraton brands.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at March 31, 2017, was approximately 89.1% owned by the Company, and its subsidiaries, lease the hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS”), each of which is a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  Through December 31, 2016 the Company repurchased 481,100 shares of common stock for approximately $3.2 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the three months ended March 31, 2017.  The Company used available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the board of directors.

The Company’s board of directors adopted an Employee Stock Ownership Plan (“ESOP”) as of November 29, 2016, effective January 1, 2016.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is funded by a loan from the Company, pursuant to which the ESOP may borrow up to $5,000,000 to purchase shares of the Company’s common stock. From January 3, 2017 to February 28, 2017 the ESOP purchased 682,500 shares of common stock for approximately $4.9 million.

Coincident with the execution of the loan from the Company to the ESOP, the Operating Partnership committed to fund a loan to the Company to allow the Company to loan funds to the ESOP, for the purpose as stated above.

On January 30, 2017, we closed on the purchase of the commercial condominium unit of the Hyde Resort & Residences, a 400-unit condominium hotel located in the Hollywood, Florida market, for an aggregated price of approximately $4.8 million from 4111 South Ocean Drive, LLC. In connection with the closing of the transaction, the Company entered into a lease agreement for the 400-space parking garage and meeting rooms associated with the condominium hotel, agreements relating to the operation and management of the hotel condominium association and a condominium unit rental program, and a pre-opening services agreement whereby the seller paid the Company a fee of approximately $0.8 million for certain pre-opening related preparations.

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

The consolidated financial statements of the Operating Partnership presented herein include all of the accounts of Sotherly Hotels LP, MHI TRS and subsidiaries. All significant inter-company balances and transactions have been eliminated, with the exception of the ESOP, which records a charge for salaries expense on allocated shares and their dividends. Additionally, all administrative expenses of the Company and those expenditures made by the Company on behalf of the Operating Partnership are reflected as the administrative expenses, expenditures and obligations thereto of the Operating Partnership, pursuant to the terms of the Partnership Agreement.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2017 and December 31, 2016 were $366,030 and $386,612, respectively. Amortization expense for the three month periods ended March 31, 2017 and 2016 totaled $31,452 and $15,131, respectively.

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

Our amortization of deferred offering costs occurs when one of our equity offerings is complete, whereby the costs are offset against the equity funds raised in the future and included in additional paid-in capital on the consolidated balance sheets, or if the offering expires and the offering costs exceed the funds raised in the offering then the excess will be included in corporate general and administrative expenses in the consolidated statements of operations.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our interest rate cap, mortgage loans and unsecured notes measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2016
Interest Rate Cap (1)	$—	$33,597	$—
Mortgage loans (2)	$—	$(281,840,780)	$—
Unsecured notes (3)	$(26,241,160)	$—	$—
March 31, 2017
Interest Rate Cap (1)	$—	$17,651	$—
Mortgage loans (2)	$—	$(275,447,446)	$—
Unsecured notes (3)	$(26,312,000)	$—	$—

(1)	Interest rate cap for our loan on DoubleTree by Hilton Jacksonville Riverfront, which caps the 1-month LIBOR rate at 2.5%.
(2)	Mortgage loans are reflected at outstanding principal balance net of deferred financing costs on our Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016.
(3)	Unsecured notes are recorded at outstanding principal balance on our Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016.

Noncontrolling Interest in Operating Partnership – Certain hotel properties were acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The noncontrolling interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock; and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the noncontrolling interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

Revenue Recognition – Revenues from operations of the hotels and condominium hotel are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as rental management fees, telephone, parking, gift shop sales and rentals from restaurant tenants, rooftop leases and gift shop operators. Revenues are reported net of occupancy and other taxes collected from customers and remitted to governmental authorities.

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.5 million and $0.5 million, for the three months ended March 31, 2017 and 2016, respectively.

A schedule of minimum future lease payments receivable for the remaining nine and twelve-month lease periods is as follows:

For the remaining nine months ending: December 31, 2017	$635,133
December 31, 2018	481,823
December 31, 2019	420,926
December 31, 2020	375,290
December 31, 2021	218,013
December 31, 2022 and thereafter	635,950
Total	$2,767,135

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of March 31, 2017, and December 31, 2016, deferred tax assets totaled approximately $6.8 million and $6.9 million, respectively, of which approximately $5.9 million and $6.0 million relate to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required.  As of March 31, 2017 and December 31, 2016, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2016. In addition, as of March 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2016.

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

Under the 2004 Plan, the Company made stock awards totaling 337,438 shares, including 255,938 shares issued to certain executives and employees and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of our executives and employees, all have vested except 6,000 shares issued to the Chief Financial Officer upon execution of his employment contract which will vest pro rata on the next anniversary of the effective date of his employment agreement. All of the 81,500 restricted shares issued to the Company’s independent directors have vested. The 2004 Plan was terminated in 2013.

Under the 2013 Plan, the Company has made stock awards totaling 121,100 shares, including 74,600 non-restricted shares to certain executives and employees and 46,500 restricted shares issued to its independent directors.  All awards have vested except for 12,000 shares issued to the Company’s independent directors in February 2017, which will vest on December 31, 2017.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of March 31, 2017, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2013 Plan for the three months ended March 31, 2017 and 2016 was $94,140 and $196,742, respectively. The 2004 Plan was terminated in April 2013.

Additionally, the Company sponsors and maintains an ESOP and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, will be considered to be compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs were $65,010 and $74,063 for the three months ended March 31, 2017 and 2016, respectively. Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the three-month period ending March 31, 2017, we recognized approximately a $1.0 million gain on involuntary conversion of assets which is reflected in the consolidated statements of operations.

Comprehensive Income – Comprehensive income as defined, includes all changes in equity during a period from non-owner sources. We do not have any items of comprehensive income other than net income.

Segment Information – We have determined that our business is conducted in one reportable segment: hotel ownership.

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements – In February 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  The FASB issued this update to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in this update also simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses in many transactions related to: a partial sale of real estate; a transfer of a nonfinancial asset within the scope of FASB ASC Topic 845, Nonmonetary Transactions; a contribution of a nonfinancial asset to form a joint venture; and a transfer of a nonfinancial asset to an equity method investee. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We will adopt this ASU as of our quarter ending March 31, 2018.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This ASU addresses the diversity within entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted for all entities. We will adopt this ASU as of our quarter ending March 31, 2018.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in this update. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted for all entities. We will adopt this ASU as of our quarter ending March 31, 2018.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing”. This update clarifies guidance related to identifying performance obligations and licensing implementation contained in ASU No. 2014-09. The amendments do not change the core principle of the guidance.  We will adopt this ASU as of our quarter ending March 31, 2018.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Acquisition of Hotel Property

Hyde Resort & Residences. On January 30, 2017, we acquired the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel, for an aggregate price including inventory and other assets of approximately $4.8 million. The allocation of the estimated purchase price based on fair values is as follows:

Hyde Resort & Residences
Land and land improvements	$500
Buildings and improvements	4,309,500
Furniture, fixtures and equipment	72,616
Investment in hotel properties	4,382,616
Accrued liabilites and other costs	(866,142)
Prepaid expenses, inventory and other assets	470,375
Net cash	$3,986,849

The results of operations of the hotel are included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the acquisition for the period January 30, 2017 to March 31, 2017 are approximately $0.8 million and $10,614, respectively. There is no pro forma financial information, since this is a new operation without prior historical information.

4. Investment in Hotel Properties, Net and Investment in Hotel Properties Held for Sale, Net

Investment in hotel properties, net as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Land and land improvements	$57,990,668	$57,851,380
Buildings and improvements	336,005,447	336,996,876
Furniture, fixtures and equipment	51,453,590	43,458,781
	445,449,705	438,307,037
Less: accumulated depreciation and impairment	(89,451,954)	(89,713,125)
Investment in Hotel Properties, Net	$355,997,751	$348,593,912

Investment in hotel properties held for sale, net as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Land and land improvements	$—	$1,097,096
Buildings and improvements	—	6,242,504
Furniture, fixtures and equipment	—	2,289,008
	—	9,628,608
Less: accumulated depreciation and impairment	—	(4,295,608)
Investment in Hotel Properties Held for Sale, Net	$—	$5,333,000

Investment in hotel properties held for sale, net represents the Crowne Plaza Hampton Marina property which was sold on February 7, 2017, for approximately $5.6 million.  After selling costs, mortgage loan payoff and associated fees we realized an approximate gain on the sale of assets of $0.1 million, as reflected in the consolidated statements of operations.

5. Debt

Mortgage Loans, Net. As of March 31, 2017 and December 31, 2016, we had approximately $279.3 million and approximately $282.7 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	March 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2017	2016	Penalties	Date	Provisions	Rate
Crowne Plaza Hampton Marina (1)	$-	$2,584,633	None	11/1/2019	3 years	5.00%
Crowne Plaza Hollywood Beach Resort (2)	58,702,008	58,935,818	n/a	10/1/2025	30 years	4.913%
Crowne Plaza Tampa Westshore (3)	15,492,100	15,561,400	None	6/30/2019	25 years	LIBOR plus 3.75%
DoubleTree by Hilton Jacksonville Riverfront (4)	19,169,500	19,291,716	Yes	7/7/2019	25 years	LIBOR plus 3.50%
DoubleTree by Hilton Laurel (5)	9,279,206	9,329,005	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (6)	31,093,361	31,261,991	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone University (7)	14,705,181	14,773,885	n/a	8/1/2018	30 years	4.78%
The Georgian Terrace (8)	45,624,025	45,826,038	n/a	6/1/2025	30 years	4.42%
Hilton Savannah DeSoto (9)	30,000,000	30,000,000	Yes	7/1/2026	25 years	4.25%
Hilton Wilmington Riverside (10)	30,000,000	30,000,000	Yes	1/1/2027	25 years	4.25%
Sheraton Louisville Riverside (11)	11,909,748	11,977,557	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	15,000,000	15,000,000	Yes	10/12/2021	18 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$280,975,129	$284,542,043
Deferred financing costs, net	(1,915,459)	(2,049,409)
Unamortized premium on loan	209,484	215,655
Total Mortgage Loans, Net	$279,269,154	$282,708,289

(1)	As of February 7, 2017, the note is no longer outstanding due to the sale of the property.
(2)	With limited exception, the note may not be prepaid until June 2025.
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

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of March 31, 2017.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of March 31, 2017 were as follows:

For the remaining nine months ending: December 31, 2017	$4,397,287
December 31, 2018	23,699,950
December 31, 2019	70,521,941
December 31, 2020	8,438,846
December 31, 2021	30,162,806
December 31, 2022 and thereafter	143,754,299
Total future maturities	$280,975,129

7.0% Unsecured Notes. On November 21, 2014, the Operating Partnership issued 7.0% senior unsecured notes in the aggregate amount of $25.3 million (the “7% Notes”). The indenture requires quarterly payments of interest and matures on November 15, 2019. The 7% Notes are callable after November 15, 2017 at 101% of face value.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for each of the three months ended March 31, 2017 and 2016 totaled $18,245.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expired August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at August 1, 2018, or at the end of any 10-year renewal period, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months ended March 31, 2017 and 2016, each totaled $23,871.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended March 31, 2017 and 2016, each totaled $651.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the three months ended March 31, 2017 and 2016, each totaled $1,505.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018.  Rent expense for the three months ended March 31, 2017 and 2016 totaled $22,552 and $23,871.

We also lease certain furniture and equipment under financing arrangements expiring between August 2017 and March 2019.

A schedule of minimum future lease payments for the following nine and twelve-month periods is as follows:

For the remaining nine months ending: December 31, 2017	$230,376
December 31, 2018	251,411
December 31, 2019	125,055
December 31, 2020	95,482
December 31, 2021	95,482
December 31, 2022 and thereafter	445,583
Total	$1,243,389

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of March 31, 2017, each of our wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of March 31, 2017, most of our hotels operated under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between July 2017 and October 2030.   On April 12, 2016 we allowed the franchise agreement on the Crowne Plaza Houston Downtown to expire.  The property has been rebranded as The Whitehall.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the Crowne Plaza Hollywood Beach Resort, and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, DoubleTree by Hilton Raleigh Brownstone–University, the DoubleTree by Hilton Jacksonville Riverside, the Crowne Plaza Hollywood Beach Resort, The Whitehall, and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

ESOP Purchase Commitment – The Company’s board of directors approved the ESOP on November 29, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company.  The ESOP is a leveraged ESOP, meaning the contributed funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market.  Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted at fair value at the date of allocation.  As of March 31, 2017, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  As of March 31, 2017, no participant allocations have been made.

Litigation –To our knowledge, we are not involved in any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

7. Preferred Stock and Units

Preferred Stock and Units.

As of March 31, 2017, and December 31, 2016, there were 1,610,000 shares, respectively, of the Preferred Stock issued and outstanding.

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

The Company is the holder of the Operating Partnership’s preferred partnership units.  As of March 31, 2017, and December 31, 2016, there were 1,610,000 units of the preferred partnership units issued and outstanding, respectively.

Preferred Unit Distributions – The Company is the holder of the Operating Partnership’s preferred partnership units, and is entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The Operating Partnership pays cumulative cash dividends on the preferred partnership units at a rate of 8.00% per annum of the $25.00 liquidation preference per unit. For the quarters ended March 31, 2017 and 2016, the Operating Partnership declared and paid $0.50 and $0.00 per preferred unit, respectively.

8. Common Stock and Units

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the board of directors.  Through December 31, 2016 the Company repurchased 481,100 shares of common stock for approximately $3.2 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the three months ended March 31, 2017.  Between January 3, 2017 and February 28, 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.  All of the 682,500 ESOP shares are considered unearned ESOP shares at March 31, 2017 and are excluded from outstanding Company’s common stock on the consolidated balance sheets and the earnings per share calculations on the consolidated statements of operations.

The following is a schedule of issuances, since January 1, 2016, of the Company’s common stock:

On February 15, 2017, the Company was issued 12,000 units in the Operating Partnership and awarded 12,000 shares of restricted stock to its independent directors.

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

As of March 31, 2017 and December 31, 2016, the Company had 13,798,051 and 14,468,551 shares of common stock outstanding, respectively.

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

There were no issuances or redemptions, since January 1, 2016, of units in the Operating Partnership other than the issuances of units in the Operating Partnership to the Company described above.

As of March 31, 2017 and December 31, 2016, the total number of Operating Partnership units outstanding was 16,258,691 and 16,246,691, respectively.

As of March 31, 2017 and December 31, 2016, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $11.4 million and $12.1 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. As of March 31, 2017, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chairman and chief executive officer, the Company’s former chief financial officer, and two former members of the Company’s board of directors) owned 1,740,691 shares, approximately 12.0%, of the Company’s outstanding common stock as well as 870,271 Operating Partnership units. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At March 31, 2017 and December 31, 2016, we were due $158,680 and $0, respectively, from Chesapeake Hospitality.

Management Agreements – As of March 31, 2017, each of our wholly-owned hotels and the Hyde Resort & Residences operated under various management agreements with Chesapeake Hospitality.  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.  We also have a master agreement with Chesapeake Hospitality that has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect.

The base management fees for The Whitehall and the Georgian Terrace were 2.00% through 2015, increased to 2.25% in 2016, and increased to 2.50% in 2017 and for each year thereafter.  The base management fee for the Crowne Plaza Hollywood Beach Resort was 2.00% from July 2015 through July 2016, increased to 2.25% in July 2016, and increases to 2.50% in July 2017 and each year thereafter.  The base management fee for the Hyde Resort & Residences is 2.00% from January 2017 through January 2018, increases to 2.25% in January 2018, and increases to 2.50% in January 2019 and for each year thereafter.  The base management fees for the remaining properties in the current portfolio are 2.65% through 2017 and decreases to 2.50% thereafter.  For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.  The Company and Chesapeake Hospitality agreed to substitute the Hyde Resort & Residences for the Crowne Plaza Hampton Marina and there was no termination fee associated with the termination of the Crowne Plaza Hampton Marina management agreement.  Each management agreement sets an incentive management fee equal to 10% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation.

Base management and administrative fees earned by Chesapeake Hospitality for our properties totaled $973,068 and $932,386 for the three months ended March 31, 2017 and 2016, respectively.  In addition, estimated incentive management fees of $26,293 and $13,698 were accrued for the three months ended March 31, 2017 and 2016, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $1,267,936 and $1,326,154 for the three months ended March 31, 2017 and 2016, respectively.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded American veterans living in communities near our hotels.  As of March 31, 2017, and December 31, 2016, the balance of the loan was $80,000, respectively.

Loan Receivable - Affiliate – As of March 31, 2017, approximately $4.9 million was due the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016, as well as $19,926 in accrued interest.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer.  We also employ Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the three months ended March 31, 2017 and 2016 totaled $91,277 and $85,521, respectively, for the three individuals.

On February 1, 2016, one current member of the Company’s board of directors redeemed 322,687 units for an equivalent number of shares of the Company’s common stock, and one previous member of the board of directors redeemed 100,000 units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

During the three-month period ending March 31, 2017 and 2016, the Company reimbursed $48,859  and $28,802, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $24,238 and $29,231 for the three months ended March 31, 2017 and 2016, respectively.

The Company’s board of directors adopted an Employee Stock Ownership Plan (“ESOP”) on November 29, 2016, effective January 1, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is a leveraged ESOP, meaning the contributed funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market, which serve as collateral for the loan.  As of December 31, 2016, the ESOP had not purchased any shares of the Company’s common stock and had not drawn funds under the loan agreement with the Company.  Shares purchased by the ESOP are held in a suspense account for allocation among participants.  As contributions are made into the ESOP by the Company they are reflected as unearned ESOP shares on the consolidated balance sheets of the Company.  The share allocations are accounted for at fair value on the date of allocation and there have been no share allocations that have been committed to be released as of March 31, 2017.  Between January 3, 2017 and February 28, 2017, the Company’s ESOP purchased 682,500 shares of the Company’s common stock for an approximate value of $4.9 million. The fair value of the shares held by the ESOP on March 31, 2017 and December 31, 2016, was approximately $4.6 million and $0, respectively.

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
General and administrative	$2,926,133	$2,723,427
Sales and marketing	3,686,055	3,511,030
Repairs and maintenance	1,711,035	1,854,619
Utilities	1,374,897	1,528,962
Franchise fees	1,038,189	1,087,921
Management fees, including incentive	999,362	946,083
Property taxes	1,413,395	1,293,355
Insurance	606,435	694,202
Information and telecommunications	433,564	419,116
Other	16,166	76,880
Total indirect hotel operating expenses	$14,205,231	$14,135,595

12. Income Taxes

The components of the income tax provision (benefit) for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Current:
Federal	$5,485	$—
State	48,402	51,390
	53,887	51,390
Deferred:
Federal	99,358	(395,225)
State	18,692	(92,244)
	118,050	(487,469)
	$171,937	$(436,079)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s income tax provision (benefit) is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Statutory federal income tax expense	1,046,484	37,330
Effect of non-taxable REIT income	(941,641)	(514,263)
State income tax benefit	67,094	40,854
	$171,937	$(436,079)

As of March 31, 2017 and December 31, 2016, we had a net deferred tax asset of approximately $6.8 million and $6.9 million, respectively, of which, approximately $5.9 million and $6.0 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of both March 31, 2017 and December 31, 2016, approximately $0.2 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years.  The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2017 and December 31, 2016, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At March 31, 2017 and December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

At March 31, 2017 and December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.

13. Income Per Share and Per Unit

Income per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partners and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The shares of Series B Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 682,500 non-committed, unearned ESOP shares reduce the number of issued and outstanding common shares and similarly reduce the weighted average number of common shares outstanding. The computation of basic and diluted income per share is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Numerator
Net income available to common stockholders for basic computation	$1,851,090	$483,095
Denominator
Weighted average number of common shares outstanding for basic computation	14,025,489	14,792,911
Basic and diluted net income per share	$0.13	$0.03

Income Per Unit – The computation of basic and diluted earnings per unit is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Numerator
Net income available to common unitholders for basic computation	$2,100,958	$545,874
Denominator
Weighted average number of units outstanding	16,252,691	16,715,044
Basic and diluted net income per unit	$0.13	$0.03

14. Subsequent Events

On April 11, 2017, we paid a quarterly dividend (distribution) of $0.10 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on March 15, 2017.

On April 17, 2017, we paid a quarterly dividend of $0.50 per preferred share (and unit) to the preferred stockholders (and preferred unitholders of the Operating Partnership) of record as of March 31, 2017.

On April 24, 2017, we authorized payment of a quarterly dividend (distribution) of $0.105 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of June 15, 2017. The dividend (distribution) is to be paid on July 11, 2017.

On April 24, 2017, we authorized payment of a quarterly dividend of $0.50 per preferred share (and unit) to the preferred stockholders (and preferred unitholders of the Operating Partnership) of record as of June 30, 2017. The dividend is to be paid on July 17, 2017.

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

Our hotel portfolio currently consists of eleven full-service, primarily upscale and upper-upscale hotels, comprising 2,838 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences. All of our properties, except for the Georgian Terrace, The Whitehall and the Hyde Resort & Residences operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree and Sheraton.   As of March 31, 2017, we owned the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain Designation
Wholly-owned Hotels
Crowne Plaza Hollywood Beach Resort	311		Hollywood, FL	August 9, 2007	Upscale
Crowne Plaza Tampa Westshore	222		Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
The Georgian Terrace	326		Atlanta, GA	March 27, 2014	Independent(1)
Hilton Savannah DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272		Wilmington, NC	December 21, 2004	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Independent(1)
Hotel Rooms Subtotal	2,838

Condominium Hotel
Hyde Resort & Residences	100	(2)	Hollywood, FL	January 30, 2017	Independent(1)
Total Hotel & Participating Condominium Hotel Rooms	2,938

(1)

We believe that the Georgian Terrace and The Whitehall are equivalent to hotels that carry a chain scale designation of upper upscale, and that the Hyde Resort & Residences is equivalent to hotels that carry a chain scale designation of luxury.

(2)

The number of condominium hotel rooms reflects only those rooms that were participating in the rental program as of March 31, 2017.  At any given time, some portion of the rooms participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

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

When calculating composite portfolio metrics, we include available rooms at the Hyde Resort & Residences that participate in our rental program and are not reserved for owner-occupancy.

We also use FFO, Adjusted FFO and Hotel EBITDA as a measure of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended March 31, 2017 and 2016, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as the eleven wholly-owned properties in the portfolio that were under the Company’s control during the three months ended March 31, 2017 and the corresponding period in 2016 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Hampton Marina which was sold in February 2017, or our interest in the Hyde Resort & Residences which was acquired on January 30, 2017.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences during the three months ended March 31, 2017 and the corresponding period in 2016.

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Actual Portfolio Metrics
Occupancy %	70.1%	68.6%
ADR	$149.08	$145.37
RevPAR	$104.46	$99.72
Same-Store Portfolio Metrics
Occupancy %	71.0%	69.9%
ADR	$147.33	$147.91
RevPAR	$104.58	$103.43
Composite Portfolio Metrics
Occupancy %	69.7%	68.6%
ADR	$150.65	$145.37
RevPAR	$105.03	$99.72

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Revenue.  Total revenue for the three months ended March 31, 2017 increased approximately $0.9 million, or 2.3%, to approximately $38.7 million compared to total revenue of approximately $37.8 million for the three months ended March 31, 2016. The increase in revenue for the three months ended March 31, 2017 resulted mainly from the start of operations at the Hyde Resort & Residences, accounting for an increase of approximately $0.8 million for the period, offset by a decrease of approximately $0.6 million after the sale of our property in Hampton, Virginia.  The remaining net increase in revenues of approximately $0.7 million was reflected by increases at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia; and were offset by decreases in revenue at our properties impacted by renovation activities in Savannah, Georgia and Hollywood Beach, Florida and other revenue decreases at properties in Philadelphia, Pennsylvania and Jeffersonville, Indiana.

Room revenue increased approximately $0.1 million, or 0.2%, to approximately $27.4 million for the three months ended March 31, 2017 compared to room revenue of approximately $27.3 million for the three months ended March 31, 2016.  The increase in room revenue for the three months ended March 31, 2017 resulted mainly from favorable results of a 1.6% increase in occupancy, a 3.6% increase in ADR and a 5.3% increase in RevPAR, as compared to the same period in 2016. Additionally, increase in room revenues for the three months ended March 31, 2017 resulted from a net increase in room revenues of approximately $0.5 million by increases at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia; which were offset by decreases in revenue at our properties impacted by renovation activities in Savannah, Georgia and Hollywood Beach, Florida, as well as other revenue decreases at properties in Philadelphia, Pennsylvania and Jeffersonville, Indiana and were mostly offset by a decrease of approximately $0.4 million of room revenue after the sale of our property in Hampton, Virginia.

Food and beverage revenues increased approximately $0.1 million, or 0.9%, to approximately $8.3 million for the three months ended March 31, 2017 compared to food and beverage revenues of approximately $8.2 million for the three months ended March 31, 2016.   The increase in food and beverage revenues for the three months ended March 31, 2017, resulted from increases in food and beverage revenues at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Philadelphia, Pennsylvania; Laurel, Maryland; Houston, Texas and Atlanta, Georgia, which were offset by decreases in revenue at our properties impacted by renovation activities in Savannah, Georgia and Hollywood Beach, Florida and other revenue decreases at properties in Jacksonville, Florida; Tampa, Florida and Jeffersonville, Indiana and by a decrease of approximately $0.2 million of food and beverage revenues after the sale of our property in Hampton, Virginia.

Revenue from other operating departments increased approximately $0.8 million, or 34.2%, to approximately $3.0 million for the three months ended March 31, 2017 compared to revenue from other operating departments of approximately $2.2 million for the three months ended March 31, 2016.  The increase in revenue from other operating departments for the three months ended March 31, 2017 resulted mainly from the start of operations at the Hyde Resort & Residences, accounting for an increase of approximately $0.8 million for the period.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $27.2 million for the three months ended March 31, 2017, a decrease of approximately $0.5 million, or 1.9%, compared to total hotel operating expenses of approximately $27.8 million for the three months ended March 31, 2016.  The decrease in hotel operating expenses for the three months ended March 31, 2017 was substantially related to a decrease in expenses of approximately $0.7 million after the sale of our property in Hampton, Virginia.  The remaining net increase in hotel operating expenses of approximately $0.2 million was reflected by increases in expenses at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia and an increase in expenses from the start of operations at the Hyde Resort & Residences, accounting for an increase in hotel operating expenses of approximately $1.4 million for the period, that were offset by decreases in hotel operating expenses of approximately $1.2 million at our properties impacted by renovation activities in Savannah, Georgia and Hollywood Beach, Florida and decreases in expenses at our properties in Philadelphia, Pennsylvania and Jeffersonville, Indiana.

Rooms expense for the three months ended March 31, 2017 decreased approximately $0.4 million, or 5.6%, to approximately $6.7 million compared to rooms expense for the three months ended March 31, 2016 of approximately $7.1 million. The net decrease in rooms expense for the three months ended March 31, 2017 resulted from a decrease in expenses of approximately $0.2 million after the sale of our property in Hampton, Virginia. The remaining net decrease in rooms expenses of approximately $0.2 million was reflected by increases in expenses at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia that were offset by decreases in rooms expenses at our properties impacted by renovation activities in Savannah, Georgia and Hollywood Beach, Florida and other rooms expense decreases at properties in Wilmington, North Carolina; Philadelphia, Pennsylvania and Jeffersonville, Indiana.

Food and beverage expenses for the three months ended March 31, 2017 decreased approximately $0.2 million, or 3.6%, to approximately $5.7 million compared to food and beverage expenses of approximately $5.9 million for the three months ended March 31, 2016. The decrease in food and beverage expenses for the three months ended March 31, 2017, resulted mainly by a decrease in expenses of approximately $0.2 million after the sale of our property in Hampton, Virginia.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2017 increased approximately $0.1 million, or 0.5%, to approximately $14.2 million compared to indirect expenses of approximately $14.1 million for the three months ended March 31, 2016.  The increase in indirect expenses for the three months ended March 31, 2017 resulted from the start of operations at the Hyde Resort & Residences, accounting for an increase in expenses of approximately $0.8 million for the period, which was offset by a decrease in expenses of approximately $0.3 million after the sale of our property in Hampton, Virginia. The remaining net decrease in indirect expenses of approximately $0.4 million was reflected by decreases in expenses at our properties impacted by renovation activities in Savannah, Georgia and Hollywood Beach, Florida of approximately $0.5 million which were offset by increases of expenses at our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania; Raleigh, North Carolina; Laurel, Maryland; Tampa, Florida; Houston, Texas and Atlanta, Georgia that were offset by decreases in indirect expenses at our properties in Jacksonville, Florida; and Jeffersonville, Indiana.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2017 increased approximately $0.4 million, or 10.7%, to $4.1 million compared to depreciation and amortization of approximately $3.7 million for the three months ended March 31, 2016.  The increase was mostly attributable to increases in the depreciation related to our properties being renovated in Savannah, Georgia and Hollywood Beach, Florida, accounting for increases of approximately $0.4 million for the period.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended March 31, 2017 increased approximately $0.1 million, or 6.5% to approximately $1.7 million compared to corporate general and administrative expenses of approximately $1.6 million for the three months ended March 31, 2016.  The increase in corporate general and administrative expenses was mainly due to an increase in legal costs of approximately $0.2 million, being offset by a one-time reduction in tax penalties of approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended March 31, 2017 decreased approximately $0.8 million, or 17.7%, to approximately $3.8 million compared to interest expense of approximately $4.6 million for the three months ended March 31, 2016.  The decrease in interest expense for the three months ended March 31, 2017, was substantially related to the reduction of the 8% unsecured notes in August 2016, with a decrease of approximately $0.5 million, compared to the three-month period ending March 31, 2016.  We also reduced our average interest rate to 4.71% for the three months ended March 31, 2017, compared to 5.24% for the three months ended March 31, 2016, resulting in the remaining reduction of approximately $0.3 million.

Unrealized Loss on Hedging Activities.  As of March 31, 2017, the fair market value of the interest rate cap is $17,651.  The unrealized loss on hedging activities during the three months ended March 31, 2017 and 2016, was $15,945 and $50,557, respectively.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the three months ended March 31, 2017 increased approximately $1.0 million to approximately $1.0 million compared to gain on involuntary conversion of assets of $0 for the three months ended March 31, 2016.  During October 2016, hurricane Matthew damaged real and personal property our Crowne Plaza Hampton Marina and Hilton Savannah DeSoto properties and we had a one-time involuntary conversion in the amount of approximately $1.0 million.

Income Taxes.  We had an income tax provision of approximately $0.2 million for the three months ended March 31, 2017 compared to an income tax benefit of approximately $0.4 million for the three months ended March 31, 2016.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized an operating income for the three months ended March 31, 2017, compared to an operating loss for the three months ended March 31, 2016.

Net Income.  We realized net income for the three months ended March 31, 2017 of approximately $2.9 million compared to net income of approximately $0.5 million for the three months ended March 31, 2016 as a result of the operating results discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2017 and 2016:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Net income available to common stockholders	$1,851,090	$483,095
Add: Net income attributable to noncontrolling interest	229,942	62,779
Depreciation and amortization	4,061,097	3,668,638
Gain on involuntary conversion of assets	(1,041,815)	—
Gain on sale of assets	(100,407)	—
FFO	$4,999,907	$4,214,512
Decrease (increase) in deferred income taxes	118,050	(487,469)
Unrealized loss on hedging activities	15,945	50,557
Adjusted FFO available to common stockholders	$5,133,902	$3,777,600

Weighted average number of shares outstanding, basic and diluted	14,025,489	14,792,911

Weighted average number of non-controlling units	1,778,140	1,922,133

Weighted average number of shares and units outstanding, basic and diluted	15,803,629	16,715,044

FFO per share and unit	$0.32	$0.25

Adjusted FFO per share and unit	$0.32	$0.23

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Net income available to common stockholders	$1,851,090	$483,095
Add: Net income attributable to noncontrolling interest	229,942	62,779
Interest expense	3,813,717	4,632,632
Interest income	(39,705)	(8,830)
Income tax provision (benefit)	171,937	(436,079)
Depreciation and amortization	4,061,097	3,668,638
Gain on sale of assets	(100,407)	—
Gain on involuntary conversion of assets	(1,041,815)	—
Distributions to preferred shareholders	805,000	—
EBITDA	9,750,856	8,402,235
Corporate general and administrative	1,712,082	1,607,294
Unrealized loss on hedging activities	15,945	50,557
Hotel EBITDA	$11,478,883	$10,060,086

Sources and Uses of Cash

Operating Activities.  Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels.  Cash flow provided by operating activities for the three months ended March 31, 2017 was approximately $5.6 million.  We had a decrease in cash provided by operating activities for the three months ended March 31, 2017 of approximately $1.0 million, compared to the three months ended March 31, 2016.  The decrease is mainly attributable to a net decrease of changes in assets and liabilities of approximately $2.4 million, offset by an increase in net income of approximately $2.4 million, and a decrease of approximately $1.0 million in other adjustments to reconcile net income to net cash provided by operating activities.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the three months ended March 31, 2017, we used approximately $4.0 million to acquire our interest in the Hyde Resort and Residences, $6.3 million on capital expenditures, of which, approximately $0.7 million related to the routine replacement of furniture, fixtures and equipment and $5.6 million related to renovation of our properties in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida.  We also contributed approximately $1.8 million during the three months ended March 31, 2017 into reserves required by the lenders for ten of our hotels according to the provisions of their respective loan agreements.  During the three months ended March 31, 2017, we received reimbursements from those reserves of approximately $2.2 million for capital expenditures related to those properties.  The Operating Partnership loaned to the Company approximately $4.9 million for financing to the ESOP. We also received approximately $5.4 million for the sale of the Crowne Plaza Hampton Riverside.

Financing Activities. During the three months ended March 31, 2017, we used approximately $3.6 million for net mortgage payments, dividend and distribution payments of $2.4 million and the repurchase of common stock of the Company for approximately $1.1 million pursuant to the stock repurchase program. Additionally, the Company loaned approximately $4.9 million to the ESOP.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  Below is a description of capital expenditures by property:

•

At the Company’s hotel in Wilmington, North Carolina, renovations of the guestrooms and public spaces totaling an estimated $8.4 million are underway.  As of March 31, 2017, the Company had incurred costs totaling approximately $3.0 million toward this renovation.  Renovations are expected to be completed in March 2018.

•

At the Company’s hotel in Savannah, Georgia, renovations of the guestrooms and public spaces totaling an estimated $8.2 million are nearing completion.  As of March 31, 2017, the Company had incurred costs totaling approximately $7.2 million toward this renovation.  Renovations are expected to be completed in August 2017.

•

At the Company’s hotel in Hollywood Beach, Florida, renovations of the guestrooms and public spaces totaling an estimated $6.9 million are underway.  As of March 31, 2017, the Company had incurred costs totaling approximately $2.0 million toward this renovation.  Renovations are expected to be completed in October 2017.

Given our desire to continue the renovation activities at our properties in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida, we aim to restrict all other capital expenditures at these hotels during the renovation period to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensor that is necessary to maintain our brand affiliation.  We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2017.

We expect a substantial portion of our capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors.  Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels.  We currently deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall, the DoubleTree by Hilton Jacksonville Riverfront, the Crowne Plaza Hollywood Beach Resort and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of March 31, 2017, we had total cash of approximately $26.4 million, of which approximately $21.7 million was in cash and cash equivalents and approximately $4.6 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

Other than monthly mortgage loan principal payments, we do not have any debt obligations maturing until August 2018.  In August 2018, the mortgage on our DoubleTree by Hilton Raleigh Brownstone University matures at the amortized mortgage balance of approximately $14.5 million.  We have approximately $95.8 million in debt obligations maturing in 2019, including $25.3 million of the Operating Partnership’s 7% Notes and approximately $70.5 million in mortgage debt, including reductions for future monthly principal payments on the mortgages.

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

We expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures and debt maturities, which include the repayment of the 7% Notes (which are callable after November 15, 2017) and the retirement of maturing mortgage debt, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, the selective disposition of non-core assets, and cash on hand.  From time to time and subject to market conditions, we may also seek to refinance mortgage debt prior to maturity where appropriate.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

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

As of March 31, 2017, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at March 31, 2017 and December 31, 2016, respectively.

	March 31,	December 31,
	2017	2016
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income(1)	$3,260,233	$900,149
Interest expense(1)	16,916,188	17,735,107
Loss on early debt extinguishment	1,417,905	1,417,905
Unrealized loss on hedging activities	2,773	37,384
Gain on involuntary conversion	(1,041,815)	—
Loss (Gain) on disposal of assets	264,912	365,319
Income tax benefit(1)	(759,617)	(1,367,634)
Depreciation and amortization(1)	15,411,530	15,019,071
Corporate general and administrative expenses(1)	6,125,853	6,021,065
Consolidated income available for debt service(1)	41,597,962	40,128,366
Less: income of non-stabilized assets(1)	(10,713,276)	(10,203,893)
Stabilized Consolidated Income Available for Debt Service(1)	$30,884,686	$29,924,473
Interest expense(1) (2)	$17,192,188	$18,011,107
Amortization of issuance costs(1)	(1,042,641)	(1,147,864)
Consolidated interest expense(1)	16,149,547	16,863,243
Less: interest expense of non-stabilized assets(1)	(3,347,756)	(3,417,412)
Stabilized Consolidated Interest Expense(1)	$12,801,791	$13,445,831
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.41	2.23
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$280,975,129	$284,542,043
Unsecured notes	25,300,000	25,300,000
Total debt	$306,275,129	$309,842,043
Stabilized Consolidated Income Available for Debt Service(1)	$30,884,686	$29,924,473
Capitalization rate	7.5%	7.5%
	411,795,813	398,992,973
Non-stabilized assets	145,400,000	145,400,000
Total cash	26,388,275	36,362,920
Adjusted Total Asset Value	$583,584,088	$580,755,893
Ratio of Debt to Adjusted Total Asset Value	0.52	0.53
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indentures, the Hilton Savannah DeSoto, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and The Whitehall Resort, for the period ended March 31, 2017, and the Hilton Savannah DeSoto, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and The Whitehall Resort, for the period ended December 31, 2016, are considered non-stabilized assets for purposes of the financial covenants.

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

In January 2017, we increased the quarterly dividend (distribution) to $0.10 per common share (and unit).

In April 2017, we increased the quarterly dividend (distribution) to $0.105 per common share (and unit).

Off-Balance Sheet Arrangements

None.

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

There were no charges for impairment of hotel properties recorded for the three months ended March 31, 2017.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2017 and December 31, 2016, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At each of March 31, 2017 and December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations, and future plans are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward-looking.  All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions that affect occupancy rates and revenues at our hotels and the demand for hotel products and services;
•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs;
•	the magnitude and sustainability of the economic recovery in the hospitality industry and in the markets in which we operate;
•	the availability and terms of financing and capital and the general volatility of the securities markets;

•	the Company’s intent to repurchase shares from time to time;
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

As of March 31, 2017, we had approximately $225.5 million of fixed-rate debt and approximately $80.8 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.84%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Jacksonville Riverfront and the mortgage on The Whitehall remains at approximately $80.8 million, the balance at March 31, 2017, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.8 million.

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

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2017, the Company used a portion of the proceeds from its offering of Series B Preferred Stock to purchase the commercial condominium unit of the Hyde Resort & Residences, a condominium hotel located in the Hollywood, Florida market, for an aggregated price of approximately $4.8 million from 4111 South Ocean Drive, LLC.

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

The Company’s board of directors adopted an Employee Stock Ownership Plan (“ESOP”) as of November 29, 2016, effective January 1, 2016.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is funded by a loan from the Company, pursuant to which the ESOP may borrow up to $5,000,000 to purchase shares of the Company’s common stock.  Through March 31, 2017 the ESOP purchased the following amounts of common stock and the repurchased shares have been returned to the status of authorized but unissued shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
January 1 – January 31, 2017	352,300	$6.99	352,300	$	n/a
February 1 – February 28, 2017	330,200	7.25	330,200		n/a
March 1 – March 31, 2017	0	n/a	0		n/a
Total	682,500	$7.09	682,500	$	n/a

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

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

4.0

Form of Common Stock Certificate (incorporated by reference to the document previously filed as Exhibit 4.0 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 22, 2017).

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

4.4

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: May 11, 2017	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: May 11, 2017	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
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

4.0

Form of Common Stock Certificate (incorporated by reference to the document previously filed as Exhibit 4.0 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 22, 2017).

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.