Form 10-Q
period 2017-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2017-08-10
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of August 4, 2017, there were 13,815,035 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2017 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units; and
•	Note 8 – Common Stock and Units; and
•	Note 9 – Related Party Transactions; and
•	Note 13 – Income Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$357,466,632	$348,593,912
Investment in hotel properties held for sale, net	-	5,333,000
Cash and cash equivalents	34,438,950	31,766,775
Restricted cash	4,617,495	4,596,145
Accounts receivable, net	3,287,118	4,127,748
Accounts receivable - affiliate	563,905	4,175
Prepaid expenses, inventory and other assets	5,927,753	4,648,469
Deferred income taxes	6,691,344	6,949,340
TOTAL ASSETS	$412,993,197	$406,019,564
LIABILITIES
Mortgage loans, net	$294,437,781	$282,708,289
Unsecured notes, net	24,476,728	24,308,713
Accounts payable and accrued liabilities	13,468,659	12,970,960
Advance deposits	2,270,227	2,315,787
Dividends and distributions payable	2,442,283	2,376,527
TOTAL LIABILITIES	$337,095,678	$324,680,276
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
8% Series B cumulative redeemable perpetual preferred stock, par value $0.01, 11,000,000 shares authorized, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	16,100	16,100
Common stock, par value $0.01, 49,000,000 shares authorized, 13,815,035 shares and 14,468,551 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	138,150	144,685
Additional paid-in capital	118,497,398	118,395,082
Unearned ESOP shares	(4,753,453)	—
Distributions in excess of retained earnings	(40,229,144)	(39,545,754)
Total Sotherly Hotels Inc. stockholders’ equity	73,669,051	79,010,113
Noncontrolling interest	2,228,468	2,329,175
TOTAL EQUITY	75,897,519	81,339,288
TOTAL LIABILITIES AND EQUITY	$412,993,197	$406,019,564

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUE
Rooms department	$28,906,872	$29,909,287	$56,273,506	$57,231,700
Food and beverage department	8,583,358	9,578,410	16,907,117	17,828,089
Other operating departments	3,152,402	2,337,257	6,156,895	4,575,309
Total revenue	40,642,632	41,824,954	79,337,518	79,635,098
EXPENSES
Hotel operating expenses
Rooms department	6,743,788	7,354,387	13,426,067	14,204,240
Food and beverage department	6,151,495	6,490,681	11,879,968	12,430,542
Other operating departments	623,530	644,430	1,223,550	1,238,399
Indirect	15,605,262	14,857,886	29,810,493	29,224,260
Total hotel operating expenses	29,124,075	29,347,384	56,340,078	57,097,441
Depreciation and amortization	4,219,712	3,801,478	8,280,809	7,470,115
Corporate general and administrative	1,834,930	1,356,754	3,547,012	2,964,048
Total operating expenses	35,178,717	34,505,616	68,167,899	67,531,604
NET OPERATING INCOME	5,463,915	7,319,338	11,169,619	12,103,494
Other income (expense)
Interest expense	(3,874,076)	(4,613,165)	(7,687,793)	(9,245,797)
Interest income	13,294	10,207	72,925	19,038
Loss on early debt extinguishment	(228,087)	(70,293)	(228,087)	(70,293)
Unrealized loss on hedging activities	(11,261)	(15,517)	(27,206)	(66,074)
Gain (loss) on disposal of assets	(51,507)	(140,193)	48,900	(140,193)
Gain on involuntary conversion of assets	—	—	1,041,815	—
Net income before income taxes	1,312,278	2,490,377	4,390,173	2,600,175
Income tax provision	(196,483)	(512,827)	(368,420)	(76,747)
Net income	1,115,795	1,977,550	4,021,753	2,523,428
Less: Net income attributable to noncontrolling interest	(33,869)	(216,444)	(263,811)	(279,223)
Net income attributable to the Company	1,081,926	1,761,106	3,757,942	2,244,205
Distributions to preferred stockholders	(805,000)	—	(1,610,000)	—
Net income available to common stockholders	$276,926	$1,761,106	$2,147,942	$2,244,205
Net income per share available to common stockholders
Basic	$0.02	$0.12	$0.15	$0.15
Diluted	$0.02	$0.12	$0.15	$0.15
Weighted average number of common shares outstanding
Basic	13,813,168	14,949,651	13,898,910	14,871,281
Diluted	13,815,035	14,949,651	13,908,359	14,871,281

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Additional		Distributions
	Preferred Stock		Common Stock		Paid-	Unearned ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2016	1,610,000	$16,100	14,468,551	$144,685	$118,395,082	$—	$(39,545,754)	$2,329,175	$81,339,288
Net income	—	—	—	—	—	—	3,757,942	263,811	4,021,753
Issuance of restricted common stock awards	—	—	12,000	120	89,040	—	—	—	89,160
Unearned ESOP shares and dividends	—	—	(682,500)	(6,825)	6,825	(4,874,758)	—	—	(4,874,758)
Allocated and committed to be released ESOP shares	—	—	16,984	170	(3,509)	121,305	—	—	117,966
Amortization of restricted stock award	—	—	—	—	9,960	—	—	—	9,960
Preferred stock dividends declared	—	—	—	—	—	—	(1,610,000)	—	(1,610,000)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(2,831,332)	(364,518)	(3,195,850)
Balances at June 30, 2017 (Unaudited)	1,610,000	$16,100	13,815,035	$138,150	$118,497,398	$(4,753,453)	$(40,229,144)	$2,228,468	$75,897,519

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net income	$4,021,753	$2,523,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,280,809	7,470,115
Amortization of deferred financing costs	414,366	626,807
Amortization of mortgage premium	(12,341)	(12,958)
Gain on involuntary conversion of assets	(1,041,815)	—
Unrealized loss on derivative instrument	27,206	66,074
(Gain) loss on disposal of assets	(48,900)	140,193
Loss on early extinguishment of debt	228,087	70,293
Share - based compensation	217,086	201,722
Changes in assets and liabilities:
Restricted cash	(1,260,345)	37,066
Accounts receivable	840,630	6,853
Prepaid expenses, inventory and other assets	(1,377,186)	(712,835)
Deferred income taxes	257,996	(7,615)
Accounts payable and other accrued liabilities	1,438,743	2,522,235
Advance deposits	(555,560)	546,052
Accounts receivable - affiliate	(559,730)	15,934
Net cash provided by operating activities	10,870,799	13,493,364
Cash flows from investing activities:
Acquisitions of hotel properties	(3,986,849)	—
Improvements and additions to hotel properties	(12,480,207)	(8,827,313)
Funding of restricted cash reserves	(2,366,331)	(4,272,057)
Proceeds of restricted cash reserves	3,605,325	5,544,815
Proceeds from the sale of hotel property	5,434,856	—
Proceeds from insurance conversion	1,041,815	—
Proceeds from the sale of assets	3,355	—
Net cash used in investing activities	(8,748,036)	(7,554,555)
Cash flows from financing activities:
Proceeds of mortgage debt	35,500,000	28,453,664
Proceeds from mortgage loan receivable	—	2,600,711
Repurchase of common stock	(1,103,130)	—
Payments on mortgage loans	(23,647,602)	(19,100,406)
Payments of deferred financing costs	(585,004)	(544,015)
Funding of ESOP stock purchase	(4,874,758)	—
Dividends and distributions paid	(4,740,094)	(2,757,189)
Net cash provided by financing activities	549,412	8,652,765
Net increase in cash and cash equivalents	2,672,175	14,591,574
Cash and cash equivalents at the beginning of the period	31,766,775	11,493,914
Cash and cash equivalents at the end of the period	$34,438,950	$26,085,488
Supplemental disclosures:
Cash paid during the period for interest	$7,311,583	$8,071,068
Cash paid during the period for income taxes	$271,961	$59,490
Non-cash investing and financing activities:
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$(247,806)	$251,422

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$357,466,632	$348,593,912
Investment in hotel property held for sale, net	—	5,333,000
Cash and cash equivalents	34,438,950	31,766,775
Restricted cash	4,617,495	4,596,145
Accounts receivable, net	3,287,118	4,127,748
Accounts receivable - affiliate	563,905	4,175
Loan receivable - affiliate	4,744,079	—
Prepaid expenses, inventory and other assets	5,927,753	4,648,469
Deferred income taxes	6,691,344	6,949,340
TOTAL ASSETS	$417,737,276	$406,019,564
LIABILITIES
Mortgage loans, net	$294,437,781	$282,708,289
Unsecured notes, net	24,476,728	24,308,713
Accounts payable and other accrued liabilities	13,468,659	12,970,960
Advance deposits	2,270,227	2,315,787
Dividends and distributions payable	2,512,162	2,376,527
TOTAL LIABILITIES	$337,165,557	$324,680,276

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
8% Series B Cumulative Redeemable Perpetual Preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at June 30, 2017 and December 31, 2016	37,766,531	37,766,531
General Partner: 162,587 units and 162,467 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	689,267	681,389
Limited Partners: 16,096,104 units and 16,084,224 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	42,115,921	42,891,368
TOTAL PARTNERS’ CAPITAL	80,571,719	81,339,288
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$417,737,276	$406,019,564

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUE
Rooms department	$28,906,872	$29,909,287	$56,273,506	$57,231,700
Food and beverage department	8,583,358	9,578,410	16,907,117	17,828,089
Other operating departments	3,152,402	2,337,257	6,156,895	4,575,309
Total revenue	40,642,632	41,824,954	79,337,518	79,635,098
EXPENSES
Hotel operating expenses
Rooms department	6,743,788	7,354,387	13,426,067	14,204,240
Food and beverage department	6,151,495	6,490,681	11,879,968	12,430,542
Other operating departments	623,530	644,430	1,223,550	1,238,399
Indirect	15,605,262	14,857,886	29,810,493	29,224,260
Total hotel operating expenses	29,124,075	29,347,384	56,340,078	57,097,441
Depreciation and amortization	4,219,712	3,801,478	8,280,809	7,470,115
Corporate general and administrative	1,834,930	1,356,754	3,547,012	2,964,048
Total operating expenses	35,178,717	34,505,616	68,167,899	67,531,604
NET OPERATING INCOME	5,463,915	7,319,338	11,169,619	12,103,494
Other income (expense)
Interest expense	(3,874,076)	(4,613,165)	(7,687,793)	(9,245,797)
Interest income	13,294	10,207	72,925	19,038
Loss on early debt extinguishment	(228,087)	(70,293)	(228,087)	(70,293)
Unrealized loss on hedging activities	(11,261)	(15,517)	(27,206)	(66,074)
Gain (loss) on disposal of assets	(51,507)	(140,193)	48,900	(140,193)
Gain on involuntary conversion of assets	—	—	1,041,815	—
Net income before income taxes	1,312,278	2,490,377	4,390,173	2,600,175
Income tax provision	(196,483)	(512,827)	(368,420)	(76,747)
Net income	1,115,795	1,977,550	4,021,753	2,523,428
Distributions to preferred unit holders	(805,000)	—	(1,610,000)	—
Net income available to operating partnership unit holders	$310,795	$1,977,550	$2,411,753	$2,523,428
Net income attributable per operating partner unit
Basic and diluted	$0.02	$0.12	$0.15	$0.15

Weighted average number of operating partner units outstanding
Basic and diluted	16,258,691	16,727,791	16,255,708	16,721,417

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units		General Partner		Limited Partner
	Units	Amount	Units	Amount	Units	Amounts	Total
Balances at December 31, 2016	1,610,000	$37,766,531	162,467	$681,389	16,084,224	$42,891,368	$81,339,288
Issuance of common partnership units	—	—	120	892	11,880	88,268	89,160
Amortization of restricted units award	—	—	—	99	—	64,450	64,549
Preferred units distributions declared	—	(1,610,000)	—	—	—	—	(1,610,000)
Partnership units distributions declared	—	—	—	(33,331)	—	(3,299,700)	(3,333,031)
Net income	—	1,610,000	—	40,218	—	2,371,535	4,021,753
Balances at June 30, 2017 (Unaudited)	1,610,000	$37,766,531	162,587	$689,267	16,096,104	$42,115,921	$80,571,719

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net income	$4,021,753	$2,523,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,280,809	7,470,115
Amortization of deferred financing costs	414,366	626,807
Amortization of mortgage premium	(12,341)	(12,958)
Gain on involuntary conversion of assets	(1,041,815)	—
Unrealized loss on derivative instrument	27,206	66,074
(Gain) loss on disposal of assets	(48,900)	140,193
Loss on early extinguishment of debt	228,087	70,293
Unit - based compensation	153,709	201,722
Changes in assets and liabilities:
Restricted cash	(1,260,345)	37,066
Accounts receivable	840,630	6,853
Prepaid expenses, inventory and other assets	(1,377,186)	(712,835)
Deferred income taxes	257,996	(7,615)
Accounts payable and other accrued liabilities	1,438,743	2,522,235
Advance deposits	(555,560)	546,052
Accounts receivable - affiliate	(559,730)	15,934
Net cash provided by operating activities	10,807,422	13,493,364
Cash flows from investing activities:
Acquisitions of hotel properties	(3,986,849)	—
Improvements and additions to hotel properties	(12,480,207)	(8,827,313)
Proceeds from the sale of hotel property	5,434,856	—
ESOP loan advances	(4,874,758)	—
ESOP loan payments	130,679	—
Funding of restricted cash reserves	(2,366,331)	(4,272,057)
Proceeds of restricted cash reserves	3,605,325	5,544,815
Proceeds from insurance conversion	1,041,815	—
Proceeds from the sale of assets	3,355	—
Net cash used in investing activities	(13,492,115)	(7,554,555)
Cash flows from financing activities:
Proceeds of mortgage debt	35,500,000	28,453,664
Proceeds from mortgage loan receivable	—	2,600,711
Repurchase of common units	(1,103,130)	—
Payments on mortgage loans	(23,647,602)	(19,100,406)
Payments of deferred financing costs	(585,004)	(544,015)
Distributions and dividends paid	(4,807,396)	(2,757,189)
Net cash provided by financing activities	5,356,868	8,652,765
Net increase in cash and cash equivalents	2,672,175	14,591,574
Cash and cash equivalents at the beginning of the period	31,766,775	11,493,914
Cash and cash equivalents at the end of the period	$34,438,950	$26,085,488
Supplemental disclosures:
Cash paid during the period for interest	$7,311,583	$8,071,068
Cash paid during the period for income taxes	$271,961	$59,490
Non-cash investing and financing activities:
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$(247,806)	$251,422

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at June 30, 2017, was approximately 89.1% owned by the Company, and its subsidiaries, lease the hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS”), each of which is a direct or indirect wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On June 27, 2016, we entered into a promissory note and other loan documents to secure a $35.0 million mortgage on The DeSoto with MONY Life Insurance Company.  The mortgage term is ten years maturing July 1, 2026, subject to certain criteria. The mortgage bears a fixed interest rate of 4.25%.  The mortgage amortizes on a 25-year schedule after a 1-year interest-only period. The Company used the proceeds to repay the existing first mortgage on The DeSoto and to pay closing costs, and will use the balance of the proceeds to fund ongoing renovations at the hotel and for general corporate purposes.

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

On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  Through December 31, 2016 the Company repurchased 481,100 shares of common stock for approximately $3.2 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the three and six months ended June 30, 2017, respectively.  The Company used available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the board of directors.

The Company’s board of directors adopted an Employee Stock Ownership Plan (“ESOP”) as of November 29, 2016, effective January 1, 2016.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is funded by a loan from the Company, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock. From January 3, 2017 to February 28, 2017 the ESOP purchased 682,500 shares of common stock for approximately $4.9 million.

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

On June 1, 2017, we entered into an agreement to purchase the commercial unit of the planned Hyde Beach House Resort & Residences, a condominium hotel under development in Hollywood, Florida, for a price of $5.1 million from 4000 South Ocean Property Owner, LLLP.  In connection with the agreement, we also entered into a pre-opening services agreement whereby the seller has agreed to pay the Company approximately $0.8 million in connection with certain pre-opening activities to be undertaken prior to the closing.  The Company has agreed to purchase inventories at closing consistent with the management and operation of the hotel and the related condominium association for an additional amount and has further agreed to enter into a lease agreement for the parking garage and poolside cabanas associated with the hotel; and to enter into a management agreement relating to the operation and management of the hotel’s condominium association.  The Company anticipates that the closing of the transaction and the execution of related agreements will take place in the second quarter of 2019, once construction of the hotel has been substantially completed.  The closing of the transaction is subject to various closing conditions as described in the purchase agreement.

On June 29, 2017, we entered into a promissory note and other loan documents to secure a $35.5 million mortgage on the DoubleTree by Hilton Jacksonville Riverfront with Wells Fargo Bank, N.A.  Pursuant to the loan documents, the loan has a maturity date of July 11, 2024, bears a fixed interest rate of 4.88%, amortizes on a 30-year schedule, and is subject to a prepayment premium following a prepayment lockout period.  The Company used a portion of the proceeds to repay the existing first mortgage on the Hotel and to pay closing costs, and will use the balance of the proceeds for general corporate purposes.

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

The consolidated financial statements of the Operating Partnership presented herein include all of the accounts of Sotherly Hotels LP, MHI TRS and subsidiaries. All significant inter-company balances and transactions have been eliminated, with the exception of the ESOP, which records a charge for salaries expense based on allocated and committed to be released shares and the amount of dividends associated with the unallocated suspense shares. Additionally, all administrative expenses of the Company and those expenditures made by the Company on behalf of the Operating Partnership are reflected as the administrative expenses, expenditures and obligations thereto of the Operating Partnership, pursuant to the terms of the Partnership Agreement.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2017 and December 31, 2016 were $354,197 and $386,612, respectively. Amortization expense for the three-month periods ended June 30, 2017 and 2016 totaled $29,494 and $13,083, respectively, and for the six-month periods ended June 30, 2017 and 2016 totaled $60,946 and $30,262, respectively.

Deferred Financing and Offering Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt and are reflected in mortgage loans, net on the consolidated balance sheets. Deferred offering costs are recorded at cost and consist of offering fees and other costs incurred in issuing equity and are reflected in prepaid expenses, inventory and other assets on the consolidated balance sheets. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations. During the three and six months ended June 30, 2017 the Company wrote off approximately $0.5 million of deferred offering costs.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our interest rate cap, mortgage loans and unsecured notes measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2016
Interest Rate Cap (1)	$—	$33,597	$—
Mortgage loans (2)	$—	$(281,840,780)	$—
Unsecured notes (3)	$(26,241,160)	$—	$—
June 30, 2017
Interest Rate Cap (1)	$—	$6,390	$—
Mortgage loans (2)	$—	$(290,996,165)	$—
Unsecured notes (3)	$(26,109,600)	$—	$—

(1)	Interest rate cap for our loan on DoubleTree by Hilton Jacksonville Riverfront, which caps the 1-month LIBOR rate at 2.5%.
(2)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.
(3)	Unsecured notes are recorded at outstanding principal balance on our Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.5 million, for the three months ended June 30, 2017 and 2016, respectively and approximately $0.9 million, for each of the six months ended June 30, 2017 and 2016, respectively.

A schedule of minimum future lease payments receivable for the remaining six and twelve-month lease periods is as follows:

For the remaining six months ending December 31, 2017	$616,243
December 31, 2018	803,814
December 31, 2019	727,672
December 31, 2020	690,578
December 31, 2021	583,127
December 31, 2022 and thereafter	2,517,406
Total	$5,938,840

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of June 30, 2017, and December 31, 2016, deferred tax assets totaled approximately $6.7 million and $6.9 million, respectively, of which approximately $5.8 million and $6.0 million relate to net operating losses of our TRS

Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required.  As of June 30, 2017 and December 31, 2016, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2017, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2016. In addition, as of June 30, 2017, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2016.

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

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of June 30, 2017, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for each of the three months ended June 30, 2017 and 2016 was $4,980, and for the six months ended June 30, 2017 and 2016 was $99,120 and $201,722, respectively.

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

Advertising – Advertising costs were $85,094 and $120,996 for the three months ended June 30, 2017 and 2016, respectively and were $150,104 and $195,059 for the six months ended June 30, 2017 and 2016, respectively. Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the three and six month periods ending June 30, 2017, we recognized approximately $0 and $1.0 million gain on involuntary conversion of assets, respectively, which is reflected in the consolidated statements of operations.

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

Reclassifications – Certain reclassifications in the amount of approximately $0.2 million and approximately $0.5 million for the three and six month periods ending June 30, 2016, respectively, from rooms expense to indirect expense balances have been made to conform to the current period presentation.

Recent Accounting Pronouncements – In February 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  The FASB issued this update to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in this update also simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses in many transactions related to: a partial sale of real estate; a transfer of a nonfinancial asset within the scope of FASB ASC Topic 845, Nonmonetary Transactions; a contribution of a nonfinancial asset to form a joint venture; and a transfer of a nonfinancial asset to an equity method investee. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We will adopt this ASU as of January 1, 2018.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This ASU addresses the diversity within entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted for all entities. We will adopt this ASU as of January 1, 2018.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in this update. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted for all entities. We will adopt this ASU as of January 1, 2018.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients (Topic 606). The amendments in this ASU provide clarification to certain core recognition principles related to ASU No. 2014-09 including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.  The amendments do not change the core principle of the guidance.  We are continuing to evaluate all of our revenue related to contracts with customers to determine how to transition these requirements into our consolidated financial statements. We will adopt this ASU as of January 1, 2018.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing (Topic 606). This update clarifies guidance related to identifying performance obligations and licensing implementation contained in ASU No. 2014-09. The amendments do not change the core principle of the guidance.  We have analyzed all of our revenue related to contracts with customers and have determined how to transition these requirements into our consolidated financial statements. We will adopt this ASU as of January 1, 2018.  We do not expect this ASU to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. We are continuing to evaluate all of our leases to determine how to transition these requirements into our consolidated financial statements. We will adopt this ASU as of January 1, 2019.

3. Acquisition of Hotel Property

Hyde Resort & Residences. On January 30, 2017, we acquired the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel, for an aggregate price including inventory and other assets of approximately $4.8 million. The allocation of the estimated purchase price based on fair values is as follows:

Hyde Resort & Residences
Land and land improvements	$500
Buildings and improvements	4,309,500
Furniture, fixtures and equipment	72,616
Investment in hotel properties	4,382,616
Accrued liabilities and other costs	(866,142)
Prepaid expenses, inventory and other assets	470,375
Net cash	$3,986,849

The results of operations of the hotel are included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the acquisition for the period January 30, 2017 to June 30, 2017 are approximately $1.6 million and $0.3 million, respectively. There is no pro forma financial information, since this is a new operation without prior historical information.

4. Investment in Hotel Properties, Net and Investment in Hotel Properties Held for Sale, Net

Investment in hotel properties, net as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Land and land improvements	$58,412,179	$57,851,380
Buildings and improvements	338,922,481	336,996,876
Furniture, fixtures and equipment	52,285,115	43,458,781
	449,619,775	438,307,037
Less: accumulated depreciation and impairment	(92,153,143)	(89,713,125)
Investment in Hotel Properties, Net	$357,466,632	$348,593,912

Investment in hotel properties held for sale, net as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Land and land improvements	$—	$1,097,096
Buildings and improvements	—	6,242,504
Furniture, fixtures and equipment	—	2,289,008
	—	9,628,608
Less: accumulated depreciation and impairment	—	(4,295,608)
Investment in Hotel Properties Held for Sale, Net	$—	$5,333,000

Investment in hotel properties held for sale, net represents the Crowne Plaza Hampton Marina property, which was sold on February 7, 2017 for approximately $5.6 million.  After selling costs, mortgage loan payoff and associated fees we realized an approximate gain on the sale of assets of $0.1 million, as reflected in the consolidated statements of operations.

5. Debt

Mortgage Loans, Net. As of June 30, 2017 and December 31, 2016, we had approximately $294.4 million and approximately $282.7 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	June 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2017	2016	Penalties	Date	Provisions	Rate
Crowne Plaza Hampton Marina (1)	$-	$2,584,633	None	11/1/2019	3 years	5.00%
Crowne Plaza Hollywood Beach Resort (2)	$58,473,352	58,935,818	n/a	10/1/2025	30 years	4.913%
Crowne Plaza Tampa Westshore (3)	15,422,800	15,561,400	None	6/30/2019	25 years	LIBOR plus 3.75%
The DeSoto (4)	30,000,000	30,000,000	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (5)	35,500,000	19,291,716	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (6)	9,231,427	9,329,005	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (7)	30,861,395	31,261,991	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone University (8)	14,637,611	14,773,885	n/a	8/1/2018	30 years	4.78%
Georgian Terrace (9)	45,425,390	45,826,038	n/a	6/1/2025	30 years	4.42%
Hilton Wilmington Riverside (10)	30,000,000	30,000,000	Yes	1/1/2027	25 years	4.25%
Sheraton Louisville Riverside (11)	11,842,466	11,977,557	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	15,000,000	15,000,000	Yes	10/12/2021	18 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$296,394,441	$284,542,043
Deferred financing costs, net	(2,159,974)	(2,049,409)
Unamortized premium on loan	203,314	215,655
Total Mortgage Loans, Net	$294,437,781	$282,708,289

(1)	As of February 7, 2017, the note is no longer outstanding due to the sale of the property.
(2)	With limited exception, the note may not be prepaid until June 2025.
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

(5)	The note may not be prepaid until August 2019, after which it is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(6)

The note is subject to a pre-payment penalty except for any pre-payments made either between April 2017 and August 2017, or from April 2021 through maturity of the note. The note provides that on January 5, 2018, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

(7)	The note bears a minimum interest rate of 3.50%.
(8)	With limited exception, the note may not be prepaid until two months before maturity.
(9)	With limited exception, the note may not be prepaid until February 2025.
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

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of June 30, 2017.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of June 30, 2017 were as follows:

For the remaining six months ending December 31, 2017	$4,253,394
December 31, 2018	23,628,585
December 31, 2019	52,522,467
December 31, 2020	9,012,007
December 31, 2021	30,722,020
December 31, 2022 and thereafter	176,255,968
Total future maturities	$296,394,441

7.0% Unsecured Notes. On November 21, 2014, the Operating Partnership issued 7.0% senior unsecured notes in the aggregate amount of $25.3 million (the “7% Notes”). The indenture requires quarterly payments of interest and matures on November 15, 2019. The 7% Notes are callable after November 15, 2017 at 101% of face value.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for each of the three months ended June 30, 2017 and 2016 totaled $18,245 and for each of the six months ended June 30, 2017 and 2016, totaled $36,491.

We lease, as landlord, the entire fourteenth floor of The DeSoto hotel property to The Chatham Club, Inc. under a ninety-nine year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease.

We lease a parking lot adjacent to the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expired August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at August 1, 2018, or at the end of any 10-year renewal period, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three and six months ended June 30, 2017 and 2016, each totaled $23,871 and $47,741, respectively.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three and six months ended June 30, 2017 and 2016, each totaled $651 and $1,301, respectively.

We lease certain submerged land in the Saint Johns River in front of the DoubleTree by Hilton Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the three and six months ended June 30, 2017 and 2016, each totaled $1,505 and $3,010, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018.  Rent expense for each of the three months ended June 30, 2017 and 2016 totaled $22,552, and for the six months ended June 30, 2017 and 2016 totaled $45,104 and $45,899, respectively.

We lease the parking garage adjacent to the Hyde Resort & Residences in Hollywood Beach, Florida. The parking garage is leased under a 20-year operating lease requiring monthly payments of $20,000, which expires in February, 2037.  Rent expense for the three and six month ended June 30, 2017 totaled $60,000 and $80,000, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between August 2017 and March 2019.

A schedule of minimum future lease payments for the following six and twelve-month periods is as follows:

For the remaining six months ending: December 31, 2017	$319,068
December 31, 2018	575,987
December 31, 2019	387,097
December 31, 2020	351,464
December 31, 2021	351,464
December 31, 2022 and thereafter	4,271,629
Total	$6,256,709

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of June 30, 2017, each of our wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of June 30, 2017, most of our hotels operated under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between July 2017 and October 2030.   On April 12, 2016 we allowed the franchise agreement on the Crowne Plaza Houston Downtown to expire.  The property has been rebranded as The Whitehall.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the Crowne Plaza Hollywood Beach Resort, and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Wilmington Riverside, The DeSoto, DoubleTree by Hilton Raleigh Brownstone–University, the DoubleTree by Hilton Jacksonville Riverside, the Crowne Plaza Hollywood Beach Resort, The Whitehall, and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

ESOP Purchase Commitment – The Company’s board of directors approved the ESOP on November 29, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company.  The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market.  Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of June 30, 2017, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 16,984 shares with a fair value of $121,305 were allocated or committed to be released from the suspense account and recognized as compensation cost during the three and six months ended June 30, 2017.  The remaining 665,516 unallocated shares have an approximate fair value of $4.5 million, as of June 30, 2017.  At June 30, 2017, the ESOP held a total of 9,630 allocated shares, 7,354 committed-to-be-released shares and 665,516 suspense shares.  Dividends on allocated shares are paid to the participants of the ESOP, while dividends on unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

Litigation –To our knowledge, no material litigation has been threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

7. Preferred Stock and Units

Preferred Stock and Units.

As of June 30, 2017, and December 31, 2016, there were 1,610,000 shares, respectively, of the Preferred Stock issued and outstanding.

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

The Company is the holder of the preferred partnership units issued by the Operating Partnership.  As of June 30, 2017, and December 31, 2016, there were 1,610,000 units of the preferred partnership units issued and outstanding, respectively.

Preferred Unit Distributions – The Company is the holder of the Operating Partnership’s preferred partnership units, and is entitled to receive distributions, when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The Operating Partnership pays cumulative cash dividends on the preferred partnership units at a rate of 8.00% per annum of the $25.00 liquidation preference per unit. For each of the quarters ended March 31, 2017 and June 30, 2017, the Operating Partnership has declared and has paid $0.50 per preferred unit, respectively, with no preferred distributions during the year ended December 31, 2016.

8. Common Stock and Units

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the board of directors.  Through December 31, 2016 the Company repurchased 481,100 shares of common stock for approximately $3.2 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the three months ended June 30, 2017.  Between January 3, 2017 and February 28, 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.  Of the 682,500 ESOP shares purchased, 665,516 of these shares are considered unearned ESOP shares at June 30, 2017 and are excluded from the Company’s outstanding common stock on the consolidated balance sheets and the earnings per share calculations on the consolidated statements of operations.

The following is a schedule of issuances, since January 1, 2016, of the Company’s common stock and related units of the Operating Partnership:

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

As of June 30, 2017 and December 31, 2016, the Company had 13,815,035 and 14,468,551 shares of common stock outstanding, respectively.

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

There were no issuances or redemptions, since January 1, 2016, of units in the Operating Partnership other than the redemptions and issuances of units in the Operating Partnership to the Company described above.

As of June 30, 2017 and December 31, 2016, the total number of Operating Partnership units outstanding was 16,258,691 and 16,246,691, respectively.

As of June 30, 2017 and December 31, 2016, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $12.1 million and $12.1 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. As of June 30, 2017, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chairman and chief executive officer, the Company’s former chief financial officer, and two former members of the Company’s board of directors) owned 1,740,691 shares, approximately 12.0%, of the Company’s outstanding common stock as well as 870,271 Operating Partnership units. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At June 30, 2017 and December 31, 2016, we were due $483,905 and $0, respectively, from Chesapeake Hospitality.

Management Agreements – As of June 30, 2017, each of our wholly-owned hotels and the Hyde Resort & Residences operated under various management agreements with Chesapeake Hospitality.  The management agreements each provide for an initial term of 5 years and expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.  We also have a master agreement with Chesapeake Hospitality that has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect.

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

Base management and administrative fees earned by Chesapeake Hospitality for our properties totaled $1,089,464 and $1,050,008 for the three months ended June 30, 2017 and 2016, respectively and $2,062,532 and $1,982,394 for the six months ended June 30, 2017 and 2016, respectively.  In addition, estimated incentive management fees of $1,824 and $33,305 were accrued for the three months ended June 30, 2017 and 2016, respectively and $28,117 and $47,002 were accrued for the six months ended June 30, 2017 and 2016, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $1,345,837 and $2,673,778 for the three and six months ended June 30, 2017, respectively and were approximately $1,219,458 and $2,545,612 for the three and six months ended June 30, 2016, respectively.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded American veterans living in communities near our hotels.  As of June 30, 2017, and December 31, 2016, the balance of the loan was $80,000, respectively.

Loan Receivable - Affiliate – As of June 30, 2017, approximately $4.7 million was due the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer.  We also employ Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the three months ended June 30, 2017 and 2016 totaled $88,334 and $81,110, respectively and for the six months ended June 30 2017 and 2016 totaled approximately $179,642 and $164,848, respectively, for the three individuals.

On February 1, 2016, one current member of the Company’s board of directors redeemed 322,687 units for an equivalent number of shares of the Company’s common stock, and one previous member of the board of directors redeemed 100,000 units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

During the three-month period ending June 30, 2017 and 2016, the Company reimbursed $57,148  and $40,966, respectively and during the six-month period ending June 30, 2017 and 2016, the Company reimbursed $106,006 and $69,768, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $21,618 and $45,856 for the three and six months ended June 30, 2017, respectively and $21,257 and $45,945 for the three and six months ended June 30, 2016, respectively.

The Company’s board of directors adopted an Employee Stock Ownership Plan (“ESOP”) on November 29, 2016, effective January 1, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market, which serve as collateral for the loan.  As of December 31, 2016, the ESOP had not purchased any shares of the Company’s common stock and had not drawn funds under the loan agreement with the Company.  Between January 3, 2017 and February 28, 2017, the Company’s ESOP purchased 682,500 shares of the Company’s common stock for an approximate value of $4.9 million.  Shares purchased by the ESOP are held in a suspense account for allocation among participants.  As contributions are made into the ESOP by the Company they are reflected as unearned ESOP shares on the consolidated balance sheets of the Company.  The share allocations are accounted for at fair value on the date of allocation and 16,984 shares have been allocated or committed-to-be-released from the suspense account, with a fair value of $121,305, as of June 30, 2017.  The fair value of the unearned shares held by the ESOP on June 30, 2017 and December 31, 2016, was approximately $4.5 million and $0, respectively.

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative	$3,668,424	$3,054,467	$6,594,556	$6,130,276
Sales and marketing	3,463,272	3,517,215	7,149,327	6,964,405
Repairs and maintenance	1,657,927	1,874,214	3,368,963	3,701,897
Utilities	1,451,410	1,518,805	2,826,307	3,047,767
Franchise fees	1,134,886	1,121,058	2,173,075	2,208,979
Management fees, including incentive	1,091,288	1,083,313	2,090,649	2,029,396
Property taxes	1,565,806	1,531,882	2,979,200	2,825,237
Insurance	619,023	671,468	1,225,459	1,365,670
Information and telecommunications	397,570	417,923	831,134	837,039
Other	555,656	67,541	571,823	113,593
Total indirect hotel operating expenses	$15,605,262	$14,857,886	$29,810,493	$29,224,260

12. Income Taxes

The components of the income tax provision for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$4,699	$—	$10,184	$—
State	51,838	32,972	100,240	84,362
	56,537	32,972	110,424	84,362
Deferred:
Federal	118,061	403,358	217,419	8,133
State	21,885	76,497	40,577	(15,748)
	139,946	479,855	257,996	(7,615)
	$196,483	$512,827	$368,420	$76,747

A reconciliation of the statutory federal income tax provision to the Company’s income tax provision is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision	$446,175	$846,728	$1,492,659	$884,057
Effect of non-taxable REIT income	(323,416)	(224,433)	(1,265,057)	(738,696)
State income tax provision (benefit)	73,724	(109,468)	140,818	(68,614)
	$196,483	$512,827	$368,420	$76,747

As of June 30, 2017 and December 31, 2016, we had a net deferred tax asset of approximately $6.7 million and $6.9 million, respectively, of which, approximately $5.8 million and $6.0 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of both June 30, 2017 and December 31, 2016, approximately $0.2 million of the net deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years.  The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2017 and December 31, 2016, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At June 30, 2017 and December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

13. Income Per Share and Per Unit

Income per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partners and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The shares of Series B Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation, as there would be no impact on the current controlling stockholders. The 665,516 non-committed, unearned ESOP shares reduce the number of issued and outstanding common shares and similarly reduce the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation, and the amount of compensation for allocated shares is reflected in net income.  There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit. The computation of basic and diluted net income per share is presented below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income available to common stockholders for basic computation	$276,926	$1,761,106	$2,147,942	$2,244,205
Denominator
Weighted average number of common shares outstanding for basic computation	13,813,168	14,949,651	13,898,910	14,871,281
Basic net income per share	$0.02	$0.12	$0.15	$0.15

Weighted average number of common shares outstanding for diluted computation	13,815,035	14,949,651	13,908,359	14,871,281
Diluted net income per share	$0.02	$0.12	$0.15	$0.15

Income Per Unit – The computation of basic and diluted net income per unit is presented below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income available to operating partnership unit holders for basic computation	$310,795	$1,977,550	$2,411,753	$2,523,428
Denominator
Weighted average number of units outstanding	16,258,691	16,727,791	16,255,708	16,721,417
Basic and diluted net income per unit	$0.02	$0.12	$0.15	$0.15

14. Subsequent Events

On July 11, 2017, we paid a quarterly dividend (distribution) of $0.105 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on June 15, 2017.

On July 17, 2017, we paid a quarterly dividend of $0.50 per preferred share (and unit) to the preferred stockholders (and preferred unitholders of the Operating Partnership) of record as of June 30, 2017.

On July 24, 2017, we authorized payment of a quarterly dividend (distribution) of $0.11 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of September 15, 2017. The dividend (distribution) is to be paid on October 11, 2017.

On July 24, 2017, we authorized payment of a quarterly dividend of $0.50 per preferred share (and unit) to the preferred stockholders (and preferred unitholders of the Operating Partnership) of record as of September 29, 2017. The dividend is to be paid on October 16, 2017.

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

Our hotel portfolio currently consists of eleven full-service, primarily upscale and upper-upscale hotels, comprising 2,838 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences. All of our properties, except for The DeSoto, the Georgian Terrace, The Whitehall and the Hyde Resort & Residences operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree and Sheraton.   As of June 30, 2017, we owned the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain Designation
Wholly-owned Hotels
Crowne Plaza Hollywood Beach Resort	311		Hollywood, FL	August 9, 2007	Upscale
Crowne Plaza Tampa Westshore	222		Tampa, FL	October 29, 2007	Upscale
The DeSoto(1)	246		Savannah, GA	December 21, 2004	Independent(2)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Independent(2)
Hilton Wilmington Riverside	272		Wilmington, NC	December 21, 2004	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Independent(2)
Hotel Rooms Subtotal	2,838

Condominium Hotel
Hyde Resort & Residences	200	(3)	Hollywood, FL	January 30, 2017	Independent(2)
Total Hotel & Participating Condominium Hotel Rooms	3,038

(1)	On July 31, 2017, the Company rebranded the Hilton Savannah DeSoto to The DeSoto.
(2)

We believe that The DeSoto, the Georgian Terrace and The Whitehall are equivalent to hotels that carry a chain scale designation of upper upscale, and that the Hyde Resort & Residences is equivalent to hotels that carry a chain scale designation of luxury.

(3)

Reflects only those rooms that were participating in the rental program as of June 30, 2017.  At any given time, some portion of the rooms participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 89.1% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our initial properties and related assets.

To qualify as a REIT, we cannot operate hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessees, which are indirect wholly owned subsidiaries of the Operating Partnership.  Our TRS Lessees then engage an eligible independent hotel management company to operate the hotels under a management agreement.  Our TRS Lessees have engaged Chesapeake Hospitality to manage our wholly-owned hotels.  Our TRS Lessees, and their parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes.  The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

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

Results of Operations

The following tables illustrate the key operating metrics for the three and six months ended June 30, 2017 and 2016, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as the eleven wholly-owned properties in the portfolio that were under the Company’s control during the three and six months ended June 30, 2017 and the corresponding period in 2016 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Hampton Marina which was sold in February 2017, or our interest in the Hyde Resort & Residences which was acquired on January 30, 2017.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences during the three and six months ended June 30, 2017 and the corresponding period in 2016.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Actual Portfolio Metrics
Occupancy %	76.5%	76.0%	73.3%	72.3%
ADR	$146.32	$143.65	$147.65	$144.47
RevPAR	$111.93	$109.16	$108.20	$104.44
Same-Store Portfolio Metrics
Occupancy %	76.5%	76.6%	73.8%	73.3%
ADR	$146.32	$145.62	$148.02	$146.71
RevPAR	$111.93	$111.56	$109.18	$107.50
Composite Portfolio Metrics
Occupancy %	74.1%	76.0%	72.0%	72.3%
ADR	$149.39	$143.65	$149.99	$144.47
RevPAR	$110.67	$109.16	$107.93	$104.44

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Revenue.  Total revenue for the three months ended June 30, 2017 decreased approximately $1.2 million, or 2.8%, to approximately $40.6 million compared to total revenue of approximately $41.8 million for the three months ended June 30, 2016. The decrease in revenue for the three months ended June 30, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $1.7 million.  In addition, our properties impacted by renovation activities in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida had reduced revenues of approximately $0.7 million.  These reductions were offset by the newer operations at the Hyde Resort & Residences, accounting for an increase of approximately $0.8 million for the period and were offset by a net increase in revenues of approximately $0.4 million for the period with increases our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida and Houston, Texas, while other revenue decreases were reflected by our properties in Philadelphia, Pennsylvania; Jeffersonville, Indiana and Atlanta, Georgia.

Room revenue decreased approximately $1.0 million, or 3.4%, to approximately $28.9 million for the three months ended June 30, 2017 compared to room revenue of approximately $29.9 million for the three months ended June 30, 2016.  The decrease in room revenue for the three months ended June 30, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $1.0 million and in addition our properties impacted by renovation activities in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida had reduced revenues of approximately $0.4 million, which reflected a 2.5% decrease in occupancy, as compared to the same period in 2016. These decreases in room revenue for the three months ended June 30, 2017 were offset by a net increase of approximately $0.5 million resulting from increases at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia of approximately $0.8 million that were in turn offset by decreases in revenues of approximately $0.3 million at our properties in Philadelphia, Pennsylvania and Jeffersonville, Indiana.

Food and beverage revenues decreased approximately $1.0 million, or 10.4%, to approximately $8.6 million for the three months ended June 30, 2017 compared to food and beverage revenues of approximately $9.6 million for the three months ended June 30, 2016.   The decrease in food and beverage revenues for the three months ended June 30, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $0.5 million. In addition, our properties impacted by renovation activities in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida had reduced revenues of approximately $0.3 million.  The remaining portion of the net decrease in food and beverage revenues for the three months ended June 30, 2017 of approximately $0.2 million, resulted from increases in food and beverage revenues at our properties in Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida and Houston, Texas, that were offset by decreases in revenue at our properties in Raleigh, North Carolina; Jeffersonville, Indiana and Atlanta, Georgia.

Revenue from other operating departments increased approximately $0.8 million, or 34.9%, to approximately $3.2 million for the three months ended June 30, 2017 compared to revenue from other operating departments of approximately $2.3 million for the three months ended June 30, 2016.  The increase in revenue from other operating departments for the three months ended June 30, 2017 resulted mainly from the new operations at the Hyde Resort & Residences, accounting for an increase of approximately $0.8 million for the period.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $29.1 million for the three months ended June 30, 2017, a decrease of approximately $0.2 million, or 0.8%, compared to total hotel operating expenses of approximately $29.3 million for the three months ended June 30, 2016.  The decrease in hotel operating expenses for the three months ended June 30, 2017 was substantially related to a decrease in expenses of approximately $1.4 million after the sale of our property in Hampton, Virginia.  This decrease in hotel operating expenses was offset by a net increase in hotel operating expenses of approximately $1.2 million that resulted from increases in expenses at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida and Houston, Texas and an increase in expenses from the start of operations at the Hyde Resort & Residences, which accounted for an increase in hotel operating expenses of approximately $1.6 million for the period, that were in turn offset by decreases in hotel operating expenses of approximately $0.4 million at our properties impacted by renovation activities in Wilmington, North Carolina and Hollywood Beach, Florida and decreases in expenses at our properties in Philadelphia, Pennsylvania: Jeffersonville, Indiana and Atlanta, Georgia.

Rooms expense for the three months ended June 30, 2017 decreased approximately $0.6 million, or 8.3%, to approximately $6.7 million compared to rooms expense for the three months ended June 30, 2016 of approximately $7.3 million. The net decrease in rooms expense for the three months ended June 30, 2017 partially resulted from a decrease in expenses of approximately $0.3 million after the sale of our property in Hampton, Virginia. The remaining net decrease in rooms expenses of approximately $0.3 million resulted from a reclassification of information and technology costs out of rooms expense and into indirect expenses by approximately $0.2 million, as well as an increase in rooms expenses at our property in Houston, Texas that was offset by decreases in rooms expenses at our properties impacted by renovation activities in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida and other rooms expense decreases at properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Philadelphia, Pennsylvania; Jeffersonville, Indiana and Atlanta, Georgia.

Food and beverage expenses for the three months ended June 30, 2017 decreased approximately $0.3 million, or 5.2%, to approximately $6.2 million compared to food and beverage expenses of approximately $6.5 million for the three months ended June 30, 2016. The decrease in food and beverage expenses for the three months ended June 30, 2017, resulted mainly from a decrease in expenses of approximately $0.4 million after the sale of our property in Hampton, Virginia, offset by increases at other properties of $0.1 million.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2017 increased approximately $0.7 million, or 5.0%, to approximately $15.6 million compared to indirect expenses of approximately $14.9 million for the three months ended June 30, 2016.  The increase in indirect expenses for the three months ended June 30, 2017 resulted from the new operations at the Hyde Resort & Residences, accounting for an increase in indirect expenses of approximately $0.7 million for the period, that was offset by a decrease in expenses of approximately $0.7 million after the sale of our property in Hampton, Virginia. The remaining net increase in indirect expenses of approximately $0.7 million resulted from a reclassification of information and technology costs out of rooms expense and into indirect expenses by approximately $0.2 million, as well as, increases in general and administrative expenses at most of the other hotel properties of approximately $0.5 million.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2017 increased approximately $0.4 million, or 11.0%, to $4.2 million compared to depreciation and amortization of approximately $3.8 million for the three months ended June 30, 2016.  The increase was mostly attributable to increases in the depreciation related to our properties being renovated in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida, that accounted for increases of approximately $0.4 million for the period.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended June 30, 2017 increased approximately $0.5 million, or 35.2% to approximately $1.8 million compared to corporate general and administrative expenses of approximately $1.4 million for the three months ended June 30, 2016.  The increase in corporate general and administrative expenses was mainly due to a one-time write down of deferred offering costs of approximately $0.5 million.

Interest Expense.  Interest expense for the three months ended June 30, 2017 decreased approximately $0.7 million, or 16.0%, to approximately $3.9 million compared to interest expense of approximately $4.6 million for the three months ended June 30, 2016.  The decrease in interest expense for the three months ended June 30, 2017, was substantially related to the redemption of the 8% unsecured notes in August 2016, that accounted for a decrease of approximately $0.5 million, compared to the three-month period ending June 30, 2016.  We also reduced our average interest rate to 4.79% for the three months ended June 30, 2017, compared to 5.07% for the three months ended June 30, 2016, resulting in a decrease of approximately $0.2 million that accounted for the remaining portion of the net decrease.

Loss on Early Debt Extinguishment.  During the three months ended June 30, 2017 we refinanced a variable rate mortgage loan, we had with Bank of the Ozarks on the DoubleTree by Hilton Jacksonville Riverfront, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of $228,087 was written off during the period ending June 30, 2017.

Unrealized Loss on Hedging Activities.  As of June 30, 2017, the fair market value of the interest rate cap is $6,390.  The unrealized loss on hedging activities during the three months ended June 30, 2017 and 2016, was $11,261 and $15,517, respectively.

Income Taxes.  We had an income tax provision of approximately $0.2 million for the three months ended June 30, 2017 compared to an income tax provision of approximately $0.5 million for the three months ended June 30, 2016.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating income for each of the three months ended June 30, 2017 and 2016, respectively.

Net Income.  We realized net income for the three months ended June 30, 2017 of approximately $1.1 million compared to net income of approximately $2.0 million for the three months ended June 30, 2016 as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Revenue.  Total revenue for the six months ended June 30, 2017 decreased approximately $0.3 million, or 0.4%, to approximately $79.3 million compared to total revenue of approximately $79.6 million for the six months ended June 30, 2016. The decrease in revenue for the six months ended June 30, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $2.3 million.  In addition, our properties impacted by renovation activities in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida had reduced revenues of approximately $1.4 million.   These reductions were offset by the newer operations at the Hyde Resort & Residences, accounting for an increase of approximately $1.6 million for the period and by an increase in revenues of approximately $1.8 million for the period at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia, while other revenue decreases were reflected by our properties in Philadelphia, Pennsylvania and Jeffersonville, Indiana.

Room revenue decreased approximately $0.9 million, or 1.7%, to approximately $56.3 million for the six months ended June 30, 2017 compared to room revenue of approximately $57.2 million for the six months ended June 30, 2016.  The decrease in room revenue for the six months ended June 30, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $1.5 million.  In addition, our properties impacted by renovation activities in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida had reduced revenues of approximately $1.0 million, which reflected a 0.5%

decrease in occupancy, as compared to the same period in 2016. These decreases in room revenue for the three months ended June 30, 2017 were offset by a net increase of approximately $1.6 million resulting from increases at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia of approximately $2.1 million that were in turn offset by decreases in revenues of approximately $0.5 million at our properties in Philadelphia, Pennsylvania and Jeffersonville, Indiana.

Food and beverage revenues decreased approximately $0.9 million, or 5.2%, to approximately $16.9 million for the six months ended June 30, 2017 compared to food and beverage revenues of approximately $17.8 million for the six months ended June 30, 2016.   The decrease in food and beverage expenses for the six months ended June 30, 2017, resulted mainly from a decrease in expenses of approximately $0.7 million after the sale of our property in Hampton, Virginia and from our properties impacted by renovation activities in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida that had reduced food and beverage revenues of approximately $0.5 million. These decreases were offset by a net increase in food and beverage revenues of approximately $0.3 million from increases at our properties in Raleigh, North Carolina; Philadelphia, Pennsylvania and Houston, Texas, that were in turn offset by decreases at our properties in Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida; and Atlanta, Georgia.

Revenue from other operating departments increased approximately $1.6 million, or 34.6%, to approximately $6.2 million for the six months ended June 30, 2017 compared to revenue from other operating departments of approximately $4.6 million for the six months ended June 30, 2016.  The increase in revenue from other operating departments for the six months ended June 30, 2017 resulted mainly from the start of operations at the Hyde Resort & Residences, accounting for an increase of approximately $1.6 million for the period.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $56.3 million for the six months ended June 30, 2017, a decrease of approximately $0.8 million, or 1.3%, compared to total hotel operating expenses of approximately $57.1 million for the six months ended June 30, 2016.  The decrease in hotel operating expenses for the six months ended June 30, 2017 was substantially related to a decrease in expenses of approximately $2.1 million after the sale of our property in Hampton, Virginia.  This decrease was offset by a net increase in hotel operating expenses of approximately $1.3 million that resulted from increases in expenses at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida and Houston, Texas and from an increase in expenses from the new operations at the Hyde Resort & Residences, which accounted for an increase in hotel operating expenses of approximately $2.9 million for the period, that were in turn offset by decreases in hotel operating expenses of approximately $1.6 million at our properties impacted by renovation activities in Wilmington, North Carolina and Hollywood Beach, Florida and decreases in expenses at our properties in Philadelphia, Pennsylvania; Jeffersonville, Indiana and Atlanta, Georgia.

Rooms expense for the six months ended June 30, 2017 decreased approximately $0.8 million, or 5.5%, to approximately $13.4 million compared to rooms expense for the six months ended June 30, 2016 of approximately $14.2 million. The net decrease in rooms expense for the six months ended June 30, 2017 resulted from a decrease in expenses of approximately $0.5 million after the sale of our property in Hampton, Virginia. The remaining net decrease in rooms expenses of approximately $0.3 million resulted from a reclassification of information and technology costs out of rooms expense and into indirect expenses by approximately $0.5 million, as well as, an increase in rooms expenses at our property in Houston, Texas that was offset by decreases in rooms expenses at our properties impacted by renovation activities in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida and other rooms expense decreases at properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Philadelphia, Pennsylvania; Jeffersonville, Indiana and Atlanta, Georgia.

Food and beverage expenses for the six months ended June 30, 2017 decreased approximately $0.6 million, or 4.4%, to approximately $11.9 million compared to food and beverage expenses of approximately $12.4 million for the six months ended June 30, 2016. The decrease in food and beverage expenses for the six months ended June 30, 2017, resulted mainly from a decrease in expenses of approximately $0.5 million after the sale of our property in Hampton, Virginia.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2017 increased approximately $0.6 million, or 2.0%, to approximately $29.8 million compared to indirect expenses of approximately $29.2 million for the six months ended June 30, 2016.  The increase in indirect expenses for the six months ended June 30, 2017 resulted mainly from the new operations at the Hyde Resort & Residences, accounting for an increase in indirect expenses of approximately $1.4 million for the period. The net decrease in this amount of approximately $0.8 million that was substantially related to a decrease in indirect expenses of approximately $1.1 million after the sale of our property in Hampton, Virginia, which was in turn offset by increases in hotel operating expenses of approximately $0.03 million resulting mainly from a reclassification of information and technology costs out of rooms expense and into indirect expenses.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2017 increased approximately $0.8 million, or 10.9%, to $8.3 million compared to depreciation and amortization of approximately $7.5 million for the six months ended June 30, 2016.  The increase was mostly attributable to increases in the depreciation related to our properties being renovated in Savannah, Georgia and Hollywood Beach, Florida, that accounted for increases of approximately $0.8 million for the period.

Corporate General and Administrative.  Corporate general and administrative expenses for the six months ended June 30, 2017 increased approximately $0.6 million, or 19.7% to approximately $3.5 million compared to corporate general and administrative expenses of approximately $3.0 million for the six months ended June 30, 2016.  The increase in corporate general and administrative expenses was mainly due to a one-time write down of deferred offering costs of approximately $0.5 million.

Interest Expense.  Interest expense for the six months ended June 30, 2017 decreased approximately $1.6 million, or 16.9%, to approximately $7.7 million compared to interest expense of approximately $9.2 million for the six months ended June 30, 2016.  The decrease in interest expense for the six months ended June 30, 2017, was substantially related to the redemption of the 8% unsecured notes in August 2016 that accounted for a decrease of approximately $1.0 million, compared to the six-month period ending June 30, 2016.  We also reduced our average interest rate to 4.79% for the six months ended June 30, 2017, compared to 5.07% for the six months ended June 30, 2016, resulting in a decrease of approximately $0.6 million that accounted for the remaining portion of the net decrease.

Loss on Early Debt Extinguishment.  During the six months ended June 30, 2017 we refinanced a variable rate mortgage loan, we had with Bank of the Ozarks on the DoubleTree by Hilton Jacksonville Riverfront, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of $228,087 was written off during the period ending June 30, 2017.

Unrealized Loss on Hedging Activities.  As of June 30, 2017, the fair market value of the interest rate cap is $6,390.  The unrealized loss on hedging activities during the six months ended June 30, 2017 and 2016, was $27,206 and $66,074, respectively.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the six months ended June 30, 2017 increased approximately $1.0 million to approximately $1.0 million compared to gain on involuntary conversion of assets of $0 for the six months ended June 30, 2016.  During October 2016, hurricane Matthew damaged real and personal property at our Crowne Plaza Hampton Marina and The DeSoto properties and we had a one-time involuntary conversion in the amount of approximately $1.0 million.

Income Taxes.  We had an income tax provision of approximately $0.4 million for the six months ended June 30, 2017 compared to an income tax provision of approximately $0.1 million for the six months ended June 30, 2016.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating income for both the six months ended June 30, 2017 and 2016, respectively.

Net Income.  We realized net income for the six months ended June 30, 2017 of approximately $4.0 million compared to net income of approximately $2.5 million for the six months ended June 30, 2016 as a result of the operating results discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income available to common stockholders	$276,926	$1,761,106	$2,147,942	$2,244,205
Add: Net income attributable to noncontrolling interest	33,869	216,444	263,811	279,223
Depreciation and amortization	4,219,712	3,801,478	8,280,809	7,470,115
Gain on involuntary conversion of assets	—	—	(1,041,815)	—
Loss (gain) on disposal of assets	51,507	140,193	(48,900)	140,193
FFO	$4,582,014	$5,919,221	$9,601,847	$10,133,736
Decrease (increase) in deferred income taxes	139,946	479,854	257,996	(7,615)
Loss on early debt extinguishment	228,087	70,293	228,087	70,293
Loan modification fees	—	30,235	—	30,235
Unrealized loss on hedging activities	11,261	15,517	27,206	66,074
Adjusted FFO available to common stockholders	$4,961,308	$6,515,120	$10,115,136	$10,292,723

Weighted average number of shares outstanding, basic	13,813,168	14,949,651	13,898,910	14,871,281

Weighted average number of non-controlling units	1,778,140	1,778,140	1,778,140	1,850,136

Weighted average number of shares and units outstanding, basic	15,591,308	16,727,791	15,677,050	16,721,417

FFO per share and unit	$0.29	$0.35	$0.61	$0.61

Adjusted FFO per share and unit	$0.32	$0.39	$0.65	$0.62

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income available to common stockholders	$276,926	$1,761,106	$2,147,942	$2,244,205
Add: Net income attributable to noncontrolling interest	33,869	216,444	263,811	279,223
Interest expense	3,874,076	4,613,165	7,687,793	9,245,797
Interest income	(13,294)	(10,207)	(72,925)	(19,038)
Income tax provision	196,483	512,827	368,420	76,747
Depreciation and amortization	4,219,712	3,801,478	8,280,809	7,470,115
Loss on early debt extinguishment	228,087	70,293	228,087	70,293
Loss (gain) on disposal of assets	51,507	140,193	(48,900)	140,193
Gain on involuntary conversion of assets	—	—	(1,041,815)	—
Distributions to preferred stockholders	805,000	—	1,610,000	—
EBITDA	9,672,366	11,105,299	19,423,222	19,507,535
Corporate general and administrative	1,834,930	1,356,754	3,547,012	2,964,048
Unrealized loss on hedging activities	11,261	15,517	27,206	66,074
Hotel EBITDA	$11,518,557	$12,477,570	$22,997,440	$22,537,657

Sources and Uses of Cash

Operating Activities.  Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels.  Cash flow was provided by operating activities for the six months ended June 30, 2017 with a net decrease in cash provided by operating activities for the six months ended June 30, 2017 of approximately $2.6 million, compared to the six months ended June 30, 2016.  The decrease is mainly attributable to a net decrease of adjustments to reconcile cash and changes in assets and liabilities of approximately $4.1 million, that was offset by an increase in net income of approximately $1.5 million.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the six months ended June 30, 2017, we used approximately $4.0 million to acquire our interest in the Hyde Resort and Residences, $12.5 million on capital expenditures, of which, approximately $2.4 million related to the routine replacement of furniture, fixtures and equipment and $10.1 million related to renovation of our hotels in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida.  We also contributed approximately $2.4 million during the six months ended June 30, 2017 into reserves required by the lenders for ten of our hotels according to the provisions of their respective loan agreements.  During the six months ended June 30, 2017, we received reimbursements from those reserves of approximately $3.6 million for capital expenditures related to those properties.  The Operating Partnership’s loan to the Company had a net balance after principle payments of approximately $4.7 million. We also received approximately $5.4 million for the sale of the Crowne Plaza Hampton Riverside and proceeds from insurance conversions of approximately $1.0 million.

Financing Activities. During the six months ended June 30, 2017, we received approximately $11.9 million for net mortgage proceeds, dividend and distribution payments of $4.7 million and the repurchase of common stock of the Company for approximately $1.1 million pursuant to the stock repurchase program and payments for deferred financing costs of approximately $0.6 million. Additionally, the Company provided approximately $4.9 million to the ESOP pursuant to the terms of its loan agreement with the ESOP.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  Below is a description of capital expenditures by property:

•

At the Company’s hotel in Wilmington, North Carolina, renovations of the guestrooms and public spaces totaling an estimated $8.5 million are underway.  As of June 30, 2017, the Company had incurred costs totaling approximately $4.0 million toward this renovation.  Renovations are expected to be completed in March 2018.

•

At the Company’s hotel in Savannah, Georgia, renovations of the guestrooms and public spaces totaling an estimated $9.4 million are nearing completion.  As of June 30, 2017, the Company had incurred costs totaling approximately $8.5 million toward this renovation.  Renovations are expected to be completed in August 2017.

•

At the Company’s hotel in Hollywood Beach, Florida, renovations of the guestrooms and public spaces totaling an estimated $7.0 million are underway.  As of June 30, 2017, the Company had incurred costs totaling approximately $4.0 million toward this renovation.  Renovations are expected to be completed in October 2017.

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

We expect a substantial portion of our capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors.  Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels.  We currently deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hilton Wilmington Riverside, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall, the DoubleTree by Hilton Jacksonville Riverfront, the Crowne Plaza Hollywood Beach Resort and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of June 30, 2017, we had total cash of approximately $39.1 million, of which approximately $34.4 million was in cash and cash equivalents and approximately $4.6 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

Other than monthly mortgage loan principal payments, we do not have any debt obligations maturing until August 2018.  In August 2018, the mortgage on our DoubleTree by Hilton Raleigh Brownstone University matures at the amortized mortgage balance of approximately $14.4 million.  We have approximately $69.2 million in debt obligations maturing in 2019, including $25.3 million of the Operating Partnership’s 7% Notes and approximately $43.9 million in mortgage debt maturities.

We intend to continue to invest in hotel properties as suitable opportunities arise. The success of our acquisition strategy depends, in part, on our ability to access additional capital. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

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

As of June 30, 2017, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at June 30, 2017 and December 31, 2016, respectively.

	June 30,	December 31,
	2017	2016
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income(1)	$2,398,478	$900,149
Interest expense(1)	16,177,099	17,735,107
Loss on early debt extinguishment	1,575,700	1,417,905
Unrealized loss on hedging activities	(1,484)	37,384
Gain on involuntary conversion	(1,041,815)	—
Loss (Gain) on disposal of assets	176,226	365,319
Income tax benefit(1)	(1,075,961)	(1,367,634)
Depreciation and amortization(1)	15,829,764	15,019,071
Corporate general and administrative expenses(1)	6,604,029	6,021,065
Consolidated income available for debt service(1)	40,642,036	40,128,366
Less: income of non-stabilized assets(1)	(10,540,530)	(10,203,893)
Stabilized Consolidated Income Available for Debt Service(1)	$30,101,506	$29,924,473
Interest expense(1) (2)	$16,453,099	$18,011,107
Amortization of issuance costs(1)	(923,082)	(1,147,864)
Consolidated interest expense(1)	15,530,017	16,863,243
Less: interest expense of non-stabilized assets(1)	(3,318,089)	(3,417,412)
Stabilized Consolidated Interest Expense(1)	$12,211,928	$13,445,831
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.46	2.23
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$296,394,441	$284,542,043
Unsecured notes	25,300,000	25,300,000
Total debt	$321,694,441	$309,842,043
Stabilized Consolidated Income Available for Debt Service(1)	$30,101,506	$29,924,473
Capitalization rate	7.5%	7.5%
	401,353,413	398,992,973
Non-stabilized assets	154,100,000	145,400,000
Total cash	39,056,445	36,362,920
Adjusted Total Asset Value	$594,509,858	$580,755,893
Ratio of Debt to Adjusted Total Asset Value	0.54	0.53
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indentures, The DeSoto, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and The Whitehall Resort, for the period ended June 30, 2017, and The DeSoto, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and The Whitehall Resort, for the period ended December 31, 2016, are considered non-stabilized assets for purposes of the financial covenants.

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

In July 2017, we increased the quarterly dividend (distribution) to $0.11 per common share (and unit).

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

The operations of our hotel properties have historically been seasonal.  The months of April and May are traditionally strong, as is October.  The periods from mid-November through mid-February are traditionally slow with the exception of hotels located in certain markets, namely Florida and Texas, which typically experience significant room demand during this period.

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

There were no charges for impairment of hotel properties recorded for the six months ended June 30, 2017.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2017 and December 31, 2016, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At each of June 30, 2017 and December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations, and future plans are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward-looking.  All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions that affect occupancy rates and revenues at our hotels and the demand for hotel products and services;
•	risks associated with the hotel industry, including competition and new supply of hotel rooms, increases in wages, energy costs and other operating costs;
•	the availability and terms of financing and capital and the general volatility of the securities markets;

•	the Company’s intent to repurchase shares from time to time;
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

As of June 30, 2017, we had approximately $260.4 million of fixed-rate debt and approximately $61.3 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.85%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Philadelphia Airport and the mortgage on The Whitehall remains at approximately $61.3 million, the balance at June 30, 2017, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.6 million.

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

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

10.29	Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4000 South Ocean Property Owner, LLLP, dated as of June 1, 2017.

10.30	Addendum to Commercial Unit Purchase Agreement between Sotherly Hotels and 4000 South Ocean Property Owner, LLLP, dated as of June 1, 2017.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: August 9, 2017	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: August 9, 2017	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
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

10.29	Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4000 South Ocean Property Owner, LLLP, dated as of June 1, 2017.

10.30	Addendum to Commercial Unit Purchase Agreement between Sotherly Hotels and 4000 South Ocean Property Owner, LLLP, dated as of June 1, 2017.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.