Form 10-Q
period 2017-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2017-11-08
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of November 4, 2017, there were 13,823,459 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2017 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 9 – Related Party Transactions; and
•	Note 13 – Income Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$357,645,087	$348,593,912
Investment in hotel properties held for sale, net	-	5,333,000
Cash and cash equivalents	32,651,893	31,766,775
Restricted cash	6,115,997	4,596,145
Accounts receivable, net	5,580,895	4,127,748
Accounts receivable - affiliate	493,895	4,175
Prepaid expenses, inventory and other assets	6,228,659	4,648,469
Deferred income taxes	7,729,111	6,949,340
TOTAL ASSETS	$416,445,537	$406,019,564
LIABILITIES
Mortgage loans, net	$298,429,955	$282,708,289
Unsecured notes, net	24,560,735	24,308,713
Accounts payable and accrued liabilities	16,110,521	12,970,960
Advance deposits	2,317,658	2,315,787
Dividends and distributions payable	2,520,249	2,376,527
TOTAL LIABILITIES	$343,939,118	$324,680,276
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
8% Series B cumulative redeemable perpetual preferred stock, par value $0.01, 11,000,000 shares authorized, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	16,100	16,100
Common stock, par value $0.01, 49,000,000 shares authorized, 13,823,459 shares and 14,468,551 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	138,234	144,685
Additional paid-in capital	118,502,294	118,395,082
Unearned ESOP shares	(4,693,282)	—
Distributions in excess of retained earnings	(43,293,677)	(39,545,754)
Total Sotherly Hotels Inc. stockholders’ equity	70,669,669	79,010,113
Noncontrolling interest	1,836,750	2,329,175
TOTAL EQUITY	72,506,419	81,339,288
TOTAL LIABILITIES AND EQUITY	$416,445,537	$406,019,564

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUE
Rooms department	$25,093,226	$26,665,132	$81,366,731	$83,896,833
Food and beverage department	7,997,818	8,412,842	24,904,934	26,240,932
Other operating departments	3,678,427	2,197,338	9,835,322	6,772,647
Total revenue	36,769,471	37,275,312	116,106,987	116,910,412
EXPENSES
Hotel operating expenses
Rooms department	6,826,822	7,126,673	20,252,889	21,330,914
Food and beverage department	6,039,174	5,820,000	17,919,142	18,250,542
Other operating departments	705,111	642,219	1,928,662	1,880,618
Indirect	15,209,249	14,603,034	45,019,742	43,827,294
Total hotel operating expenses	28,780,356	28,191,926	85,120,435	85,289,368
Depreciation and amortization	4,427,738	3,790,872	12,708,548	11,260,987
Loss on disposal of assets	-	189,267	51,569	329,461
Corporate general and administrative	1,335,192	1,367,848	4,882,541	4,331,896
Total operating expenses	34,543,286	33,539,913	102,763,093	101,211,712
NET OPERATING INCOME	2,226,185	3,735,399	13,343,894	15,698,700
Other income (expense)
Interest expense	(4,139,267)	(4,626,333)	(11,827,061)	(13,872,129)
Interest income	53,314	44,485	126,241	63,523
Loss on early debt extinguishment	—	(1,087,395)	(228,087)	(1,157,688)
Unrealized loss on hedging activities	(3,542)	(492)	(30,748)	(66,567)
Gain (loss) on sale of assets	(23,000)	—	77,807	—
Gain on involuntary conversion of assets	—	—	1,041,815	—
Net income (loss) before income taxes	(1,886,310)	(1,934,336)	2,503,861	665,839
Income tax benefit	950,310	385,145	581,890	308,398
Net income (loss)	(936,000)	(1,549,191)	3,085,751	974,237
Less: Net loss (income) attributable to noncontrolling interest	190,445	172,846	(73,366)	(106,377)
Net income (loss) attributable to the Company	(745,555)	(1,376,345)	3,012,385	867,860
Distributions to preferred stockholders	(805,000)	(339,889)	(2,415,000)	(339,889)
Net income (loss) available to common stockholders	$(1,550,555)	$(1,716,234)	$597,385	$527,971
Net income (loss) per share available to common stockholders
Basic	$(0.11)	$(0.11)	$0.04	$0.04
Diluted	$(0.11)	$(0.11)	$0.04	$0.04
Weighted average number of common shares outstanding
Basic	13,822,543	14,949,651	13,873,175	14,897,595
Diluted	13,822,543	14,949,651	13,885,290	14,897,595

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Additional		Distributions
	Preferred Stock		Common Stock		Paid-	Unearned ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2016	1,610,000	$16,100	14,468,551	$144,685	$118,395,082	$-	$(39,545,754)	$2,329,175	$81,339,288
Net income	—	—	—	—	—	—	3,012,385	73,366	3,085,751
Issuance of restricted common stock awards	—	—	12,000	120	89,040	—	—	—	89,160
Purchase of shares by ESOP	—	—	(682,500)	(6,825)	6,825	(4,874,758)	—	—	(4,874,758)
Amortization of ESOP shares	—	—	25,408	254	(3,593)	181,476	—	—	178,137
Amortization of restricted stock award	—	—	—	—	14,940	—	—	—	14,940
Preferred stock dividends declared	—	—	—	—	—	—	(2,415,000)	—	(2,415,000)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(4,345,308)	(565,791)	(4,911,099)
Balances at September 30, 2017 (Unaudited)	1,610,000	$16,100	13,823,459	$138,234	$118,502,294	$(4,693,282)	$(43,293,677)	$1,836,750	$72,506,419

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net income	$3,085,751	$974,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,708,548	11,260,987
Amortization of deferred financing costs	616,390	939,122
Amortization of mortgage premium	(18,511)	(18,511)
Gain on involuntary conversion of assets	(1,041,815)	—
Unrealized loss on derivative instrument	30,748	66,567
Loss on disposal of assets	51,569	329,461
Gain on sale of assets	(77,807)	—
Loss on early extinguishment of debt	228,087	1,157,688
Share - based compensation	282,237	206,702
Changes in assets and liabilities:
Restricted cash	(2,401,869)	(2,409,252)
Accounts receivable	(1,453,147)	(481,741)
Prepaid expenses, inventory and other assets	(1,699,380)	(617,601)
Deferred income taxes	(779,771)	(456,188)
Accounts payable and other accrued liabilities	3,962,544	3,535,914
Advance deposits	1,871	787,257
Accounts receivable - affiliate	(489,720)	35,819
Net cash provided by operating activities	13,005,725	15,310,461
Cash flows from investing activities:
Acquisitions of hotel properties	(3,986,849)	—
Improvements and additions to hotel properties	(17,483,257)	(11,223,268)
Funding of restricted cash reserves	(3,501,192)	(3,970,657)
Proceeds of restricted cash reserves	4,383,209	6,307,518
Proceeds from the sale of hotel property	5,434,856	—
Proceeds from insurance conversion	1,041,815	—
Proceeds from the sale of assets	3,355	211,400
Net cash used in investing activities	(14,108,063)	(8,675,007)
Cash flows from financing activities:
Proceeds of mortgage debt	40,500,000	45,700,000
Proceeds from mortgage loan receivable	—	2,600,711
Proceeds from the sale of preferred stock	—	37,774,229
Settlement of repurchase of common stock	(1,103,130)	—
Payments on mortgage loans	(24,767,275)	(44,453,440)
Redemption of unsecured notes	—	(27,600,000)
Payments of deferred financing costs	(585,004)	(1,455,645)
Funding of ESOP stock purchase	(4,874,758)	—
Dividends and distributions paid	(7,182,377)	(4,262,691)
Net cash provided by financing activities	1,987,456	8,303,164
Net increase in cash and cash equivalents	885,118	14,938,618
Cash and cash equivalents at the beginning of the period	31,766,775	11,493,914
Cash and cash equivalents at the end of the period	$32,651,893	$26,432,532
Supplemental disclosures:
Cash paid during the period for interest	$11,227,980	$12,948,885
Cash paid during the period for income taxes	$155,077	$29,925
Non-cash investing and financing activities:
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$77,843	$307,098

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$357,645,087	$348,593,912
Investment in hotel property held for sale, net	—	5,333,000
Cash and cash equivalents	32,651,893	31,766,775
Restricted cash	6,115,997	4,596,145
Accounts receivable, net	5,580,895	4,127,748
Accounts receivable - affiliate	493,895	4,175
Loan receivable - affiliate	4,697,508	—
Prepaid expenses, inventory and other assets	6,228,659	4,648,469
Deferred income taxes	7,729,111	6,949,340
TOTAL ASSETS	$421,143,045	$406,019,564
LIABILITIES
Mortgage loans, net	$298,429,955	$282,708,289
Unsecured notes, net	24,560,735	24,308,713
Accounts payable and other accrued liabilities	16,110,521	12,970,960
Advance deposits	2,317,658	2,315,787
Dividends and distributions payable	2,593,456	2,376,527
TOTAL LIABILITIES	$344,012,325	$324,680,276

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
8% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at September 30, 2017 and December 31, 2016	37,766,531	37,766,531
General Partner: 162,587 units and 162,467 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	662,073	681,389
Limited Partners: 16,096,104 units and 16,084,224 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	38,702,116	42,891,368
TOTAL PARTNERS’ CAPITAL	77,130,720	81,339,288
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$421,143,045	$406,019,564

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUE
Rooms department	$25,093,226	$26,665,132	$81,366,731	$83,896,833
Food and beverage department	7,997,818	8,412,842	24,904,934	26,240,932
Other operating departments	3,678,427	2,197,338	9,835,322	6,772,647
Total revenue	36,769,471	37,275,312	116,106,987	116,910,412
EXPENSES
Hotel operating expenses
Rooms department	6,826,822	7,126,673	20,252,889	21,330,914
Food and beverage department	6,039,174	5,820,000	17,919,142	18,250,542
Other operating departments	705,111	642,219	1,928,662	1,880,618
Indirect	15,209,249	14,603,034	45,019,742	43,827,294
Total hotel operating expenses	28,780,356	28,191,926	85,120,435	85,289,368
Depreciation and amortization	4,427,738	3,790,872	12,708,548	11,260,987
Loss on disposal of assets	-	189,267	51,569	329,461
Corporate general and administrative	1,335,192	1,367,848	4,882,541	4,331,896
Total operating expenses	34,543,286	33,539,913	102,763,093	101,211,712
NET OPERATING INCOME	2,226,185	3,735,399	13,343,894	15,698,700
Other income (expense)
Interest expense	(4,139,267)	(4,626,333)	(11,827,061)	(13,872,129)
Interest income	53,314	44,485	126,241	63,523
Loss on early debt extinguishment	—	(1,087,395)	(228,087)	(1,157,688)
Unrealized loss on hedging activities	(3,542)	(492)	(30,748)	(66,567)
Gain (loss) on sale of assets	(23,000)	—	77,807	—
Gain on involuntary conversion of assets	—	—	1,041,815	—
Net income (loss) before income taxes	(1,886,310)	(1,934,336)	2,503,861	665,839
Income tax benefit	950,310	385,145	581,890	308,398
Net income (loss)	(936,000)	(1,549,191)	3,085,751	974,237
Distributions to preferred unit holder	(805,000)	(339,889)	(2,415,000)	(339,889)
Net income (loss) available to operating partnership unit holders	$(1,741,000)	$(1,889,080)	$670,751	$634,348
Net income (loss) attributable per operating partner unit
Basic and diluted	$(0.11)	$(0.11)	$0.04	$0.04

Weighted average number of operating partner units outstanding
Basic and diluted	16,258,691	16,727,791	16,256,713	16,723,557

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units		General Partner		Limited Partner
	Units	Amount	Units	Amount	Units	Amounts	Total
Balances at December 31, 2016	1,610,000	$37,766,531	162,467	$681,389	16,084,224	$42,891,368	$81,339,288
Issuance of common partnership units	—	—	120	892	11,880	88,268	89,160
Amortization of restricted units award	—	—	—	149	—	103,059	103,208
Amortization of ESOP units	—	—	—	—	—	52,626	52,626
Preferred units distributions declared	—	(2,415,000)	—	—	—	—	(2,415,000)
Partnership units distributions declared	—	—	—	(51,214)	—	(5,073,099)	(5,124,313)
Net income	—	2,415,000	—	30,857	—	639,894	3,085,751
Balances at September 30, 2017 (Unaudited)	1,610,000	$37,766,531	162,587	$662,073	16,096,104	$38,702,116	$77,130,720

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net income	$3,085,751	$974,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,708,548	11,260,987
Amortization of deferred financing costs	616,390	939,122
Amortization of mortgage premium	(18,511)	(18,511)
Gain on involuntary conversion of assets	(1,041,815)	—
Unrealized loss on derivative instrument	30,748	66,567
Loss on disposal of assets	51,569	329,461
Gain on sale of assets	(77,807)	—
Loss on early extinguishment of debt	228,087	1,157,688
Unit - based compensation	244,994	206,702
Changes in assets and liabilities:
Restricted cash	(2,401,869)	(2,409,252)
Accounts receivable	(1,453,147)	(481,741)
Prepaid expenses, inventory and other assets	(1,699,380)	(617,601)
Deferred income taxes	(779,771)	(456,188)
Accounts payable and other accrued liabilities	3,962,544	3,535,914
Advance deposits	1,871	787,257
Accounts receivable - affiliate	(489,720)	35,819
Net cash provided by operating activities	12,968,482	15,310,461
Cash flows from investing activities:
Acquisitions of hotel properties	(3,986,849)	—
Improvements and additions to hotel properties	(17,483,257)	(11,223,268)
Proceeds from the sale of hotel property	5,434,856	—
ESOP loan advances	(4,874,758)	—
ESOP loan payments	177,250	—
Funding of restricted cash reserves	(3,501,192)	(3,970,657)
Proceeds of restricted cash reserves	4,383,209	6,307,518
Proceeds from insurance conversion	1,041,815	—
Proceeds from the sale of assets	3,355	211,400
Net cash used in investing activities	(18,805,571)	(8,675,007)
Cash flows from financing activities:
Proceeds of mortgage debt	40,500,000	45,700,000
Proceeds from mortgage loan receivable	—	2,600,711
Proceeds from the sale of preferred units	—	37,774,229
Settlement of repurchased common units	(1,103,130)	—
Payments on mortgage loans	(24,767,275)	(44,453,440)
Redemption of unsecured notes	—	(27,600,000)
Payments of deferred financing costs	(585,004)	(1,455,645)
Distributions and dividends paid	(7,322,384)	(4,262,691)
Net cash provided by financing activities	6,722,207	8,303,164
Net increase in cash and cash equivalents	885,118	14,938,618
Cash and cash equivalents at the beginning of the period	31,766,775	11,493,914
Cash and cash equivalents at the end of the period	$32,651,893	$26,432,532
Supplemental disclosures:
Cash paid during the period for interest	$11,227,980	$12,948,885
Cash paid during the period for income taxes	$155,077	$29,925
Non-cash investing and financing activities:
Change in amount of hotel property improvements in accounts payable and accrued liabilities	$77,843	$307,098

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc., (the “Company”), is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States.  Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in eleven hotel properties, comprising 2,838 rooms, and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.  All of the Company’s hotels, except for The DeSoto, the Georgian Terrace, The Whitehall and the Hyde Resort & Residences, operate under the Hilton, Crowne Plaza, DoubleTree, and Sheraton brands.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at September 30, 2017, was approximately 89.1% owned by the Company, and its subsidiaries, leases the hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc. (collectively, “MHI TRS”), which is a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in this report to “we”, “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and prior fiscal year include the following:

On March 21, 2016, we entered into an agreement with the then existing lender to extend the maturity of the mortgage on The Whitehall until November 13, 2017, which was subsequently refinanced with a new lender on October 12, 2016.

On June 27, 2016, we entered into a promissory note and other loan documents to secure a $35.0 million mortgage on The DeSoto with MONY Life Insurance Company.  The mortgage term is ten years maturing July 1, 2026, subject to certain criteria. The mortgage bears a fixed interest rate of 4.25%.  The mortgage amortizes on a 25-year schedule after a 1-year interest-only period. The Company used the proceeds to repay the existing first mortgage on The DeSoto, to pay closing costs, to fund ongoing renovations at the hotel and for general corporate purposes.  On September 2, 2017, we drew down the final $5.0 million of loan proceeds available under the loan documents, after finalizing renovations on The DeSoto and meeting other criteria under the loan documents.

On June 30, 2016, we entered into a loan agreement and other loan documents, including a guaranty of payment by the Operating Partnership, to secure a $19.0 million mortgage on the Crowne Plaza Tampa Westshore with Fifth Third Bank.  The mortgage term has an initial term of three years, and may be extended for two additional periods of one year each, subject to certain conditions. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.75%, subject to a floor rate of 3.75%.  The mortgage amortizes on a 25-year schedule.  The Company used the proceeds to repay the existing first mortgage on the Crowne Plaza Tampa Westshore, to pay closing costs and for general corporate purposes.

On August 23, 2016, the Company sold 1,610,000 shares of its 8% Series B cumulative redeemable perpetual preferred stock (the “Series B Preferred Stock”), for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred units.

On September 30, 2016, the Operating Partnership redeemed the entire $27.6 million aggregate principal amount of its outstanding 8% senior unsecured notes.

On October 12, 2016, we entered into a loan agreement to secure a $20.5 million mortgage on The Whitehall with the International Bank of Commerce.  Pursuant to the loan documents, the loan provides initial proceeds of $15.0 million, with an additional $5.5 million available upon the satisfaction of certain conditions, has a term of five years, bears a floating interest rate of the one month LIBOR plus 3.50%, subject to a floor rate of 4.00%, amortizes on an 18-year schedule after a 2-year interest only period, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP.  The Company used the proceeds to repay the existing first mortgage on The Whitehall, to pay closing costs and for general corporate purposes.

On November 3, 2016, we entered into a loan agreement to refinance the mortgage on the Sheraton Louisville Riverside with Symetra Life Insurance Company.  Pursuant to the loan documents, the loan provides proceeds of $12.0 million, has a maturity date of December 1, 2026, bears a fixed interest rate of 4.27% for the first 5 years of the loan with an option for the lender to reset that rate after 5 years, amortizes on a 25-year schedule, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP up to 50% of the unpaid principal balance, interest, and other amounts owed.  The Company used the proceeds to repay the existing first mortgage on the Sheraton Louisville Riverside, to pay closing costs and for general corporate purposes.

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

On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  Through December 31, 2016 the Company repurchased 481,100 shares of common stock for approximately $3.2 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the three and nine months ended September 30, 2017, respectively.  The Company used available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the board of directors.

The Company adopted an Employee Stock Ownership Plan (“ESOP”) in December 2016, effective as of January 1, 2016.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is funded by a loan from the Company, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock. From January 3, 2017 to February 28, 2017 the ESOP purchased 682,500 shares of common stock at an aggregate cost of approximately $4.9 million.

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

On February 7, 2017, we closed on the sale of the Crowne Plaza Hampton Marina to Marina Hotels, LLC for a price of $5.6 million.

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

On June 29, 2017, we entered into a promissory note and other loan documents to secure a $35.5 million mortgage on the DoubleTree by Hilton Jacksonville Riverfront with Wells Fargo Bank, N.A.  Pursuant to the loan documents, the loan has a maturity date of July 11, 2024, bears a fixed interest rate of 4.88%, amortizes on a 30-year schedule, and is subject to a prepayment premium following a prepayment lockout period.  The Company used a portion of the proceeds to repay the existing first mortgage on the DoubleTree by Hilton Jacksonville Riverfront, to pay closing costs and for general corporate purposes.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2017 and December 31, 2016 were $342,980 and $386,612, respectively. Amortization expense for the three-month periods ended September 30, 2017 and 2016 totaled $11,217 and $15,331, respectively, and for the nine-month periods ended September 30, 2017 and 2016 totaled $35,299 and $45,593, respectively.

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

Deferred offering costs are netted against our equity offerings when the offering is complete, whereby the costs are offset against the equity funds raised in the future and included in additional paid-in capital on the consolidated balance sheets, or if the offering expires and the offering costs exceed the funds raised in the offering then the excess will be included in corporate general and administrative expenses in the consolidated statements of operations.  During the three and nine months ended September 30, 2017 the Company wrote off approximately $0 and $0.5 million of deferred offering costs, respectively.

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

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we currently use an interest rate cap which acts as a cash flow hedge and is not designated as a hedge.  We value our interest-rate cap at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We also have used derivative instruments in the Company’s stock to obtain more favorable terms on our financing. We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our interest rate cap, mortgage loans and unsecured notes measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2016
Interest Rate Cap (1)	$—	$33,597	$—
Mortgage loans (2)	$—	$(281,840,780)	$—
Unsecured notes (3)	$(26,241,160)	$—	$—
September 30, 2017
Interest Rate Cap (1)	$—	$2,849	$—
Mortgage loans (2)	$—	$(294,869,206)	$—
Unsecured notes (3)	$(25,836,360)	$—	$—

(1)	Interest rate cap, which caps a 1-month LIBOR rate at 2.5%.
(2)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016.
(3)	Unsecured notes are recorded at outstanding principal balance on our Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016.

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

Revenue Recognition – Revenues from operations of the hotels and condominium hotel are recognized when the services are provided. Other hotel department revenues include cancellation charges, charges for TV, internet and telephone use, parking, gift shop sales and rentals from restaurant tenants, rooftop leases and gift shop operators. Management fees earned under the condominium rental program at the Hyde Resort & Residences are also reflected as other hotel operating revenue. Revenues are reported net of occupancy and other taxes collected from customers and remitted to governmental authorities.

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million, for the each of the three months ended September 30, 2017 and 2016, respectively and approximately $1.3 million, for each of the nine months ended September 30, 2017 and 2016, respectively.

A schedule of minimum future lease payments receivable for the remaining three and twelve-month lease periods is as follows:

For the remaining three months ending: December 31, 2017	$425,322
December 31, 2018	1,112,282
December 31, 2019	868,289
December 31, 2020	832,695
December 31, 2021	725,244
December 31, 2022 and thereafter	3,085,873
Total	$7,049,705

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of September 30, 2017, and December 31, 2016, deferred tax assets totaled approximately

$7.7 million and $6.9 million, respectively, of which approximately $6.8 million and $6.0 million relate to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required.  As of September 30, 2017 and December 31, 2016, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2017, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2016. In addition, as of September 30, 2017, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2016.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (the “2004 Plan”) and its 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permit the grant of stock options, restricted stock, unrestricted stock and performance share compensation awards to its employees for up to 350,000 and 750,000 shares of common stock, respectively. The Company believes that such awards better align the interests of its employees with those of its stockholders.

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

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of September 30, 2017, no performance-based stock awards have been granted. Total compensation cost recognized under the 2004 Plan and the 2013 Plan for each of the three months ended September 30, 2017 and 2016 was $4,980, and for the nine months ended September 30, 2017 and 2016 was $104,100 and $206,703, respectively.

Additionally, the Company sponsors and maintains an ESOP and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs were $101,788 and $138,017 for the three months ended September 30, 2017 and 2016, respectively and were $251,892 and $333,076 for the nine months ended September 30, 2017 and 2016, respectively. Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the three and nine month periods ending September 30, 2017, we recognized approximately $0 and $1.0 million gain on involuntary conversion of assets, respectively, which is reflected in the consolidated statements of operations.

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

Reclassifications – Certain reclassifications in the amount of approximately $0.1 million and approximately $0.6 million for the three and nine month periods ending September 30, 2016, respectively, from rooms expense to indirect expense balances have been made to conform to the current period presentation.

Recent Accounting Pronouncements – In February 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  The FASB issued this update to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in this update also simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses in many transactions related to: a partial sale of real estate; a transfer of a nonfinancial asset within the scope of FASB ASC Topic 845, Nonmonetary Transactions; a contribution of a nonfinancial asset to form a joint venture; and a transfer of a nonfinancial asset to an equity method investee. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We will adopt this ASU as of January 1, 2018.  We do not expect this ASU to have a material impact on the Company’s current consolidated financial position, results of operations or cash flows, however this ASU may have a significant impact on future transactions.

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business (Topic 805).  This ASU clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business.  This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods.  Early adoption is permitted.  The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is creating an inventory of its leases and is analyzing its current ground lease, office lease, other right-of-use assets and lease liabilities, and parking garage lease obligations that exist.  The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We will adopt this ASU as of January 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in the U.S. GAAP when it becomes effective.  The standard permits the use of either the retrospective or cumulative effect transition methods.  In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017.  The Company is finalizing its evaluation of each of its revenue streams under the new model and because of the short-term, day-to-day nature of the Company’s hotel revenues, the pattern of revenue recognition is not expected to change significantly.  Additionally, the Company has historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU 2014-09 will not impact the recognition of hotel sales.  The Company expects to use the cumulative effect transition method for adoption.  The Company has substantially completed its analysis and does not expect adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

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

The results of operations of the hotel are included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the acquisition for the period January 30, 2017 to September 30, 2017 are approximately $2.8 million and $0.6 million, respectively. There is no pro forma financial information, since this is a new operation without prior historical information.

4. Investment in Hotel Properties, Net and Investment in Hotel Properties Held for Sale, Net

Investment in hotel properties, net as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Land and land improvements	$59,009,041	$57,851,380
Buildings and improvements	346,142,725	336,996,876
Furniture, fixtures and equipment	49,056,456	43,458,781
	454,208,222	438,307,037
Less: accumulated depreciation and impairment	(96,563,135)	(89,713,125)
Investment in Hotel Properties, Net	$357,645,087	$348,593,912

Investment in hotel properties held for sale, net as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Land and land improvements	$—	$1,097,096
Buildings and improvements	—	6,242,504
Furniture, fixtures and equipment	—	2,289,008
	—	9,628,608
Less: accumulated depreciation and impairment	—	(4,295,608)
Investment in Hotel Properties Held for Sale, Net	$—	$5,333,000

Investment in hotel properties held for sale, net represents the Crowne Plaza Hampton Marina property, which was sold on February 7, 2017 for approximately $5.6 million.  After selling costs, mortgage loan payoff and associated fees we realized an approximate gain on the sale of assets of $0.1 million, as reflected in the consolidated statements of operations.

5. Debt

Mortgage Loans, Net. As of September 30, 2017 and December 31, 2016, we had approximately $298.4 million and approximately $282.7 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	September 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2017	2016	Penalties	Date	Provisions	Rate
Crowne Plaza Hampton Marina (1)	$-	$2,584,633	None	11/1/2019	3 years	5.00%
Crowne Plaza Tampa Westshore (2)	15,353,500	15,561,400	None	6/30/2019	25 years	LIBOR plus 3.75%
The DeSoto (3)	34,845,934	30,000,000	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (4)	35,422,241	19,291,716	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (5)	9,182,987	9,329,005	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (6)	30,646,946	31,261,991	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone University (7)	14,571,181	14,773,885	n/a	8/1/2018	30 years	4.78%
DoubleTree Resort by Hilton Hollywood Beach (8)	58,249,890	58,935,818	n/a	10/1/2025	30 years	4.913%
Georgian Terrace (9)	45,230,148	45,826,038	n/a	6/1/2025	30 years	4.42%
Hilton Wilmington Riverside (10)	30,000,000	30,000,000	Yes	1/1/2027	25 years	4.25%
Sheraton Louisville Riverside (11)	11,771,942	11,977,557	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	15,000,000	15,000,000	Yes	10/12/2021	18 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$300,274,769	$284,542,043
Deferred financing costs, net	(2,041,958)	(2,049,409)
Unamortized premium on loan	197,144	215,655
Total Mortgage Loans, Net	$298,429,955	$282,708,289

(1)	As of February 7, 2017, the note is no longer outstanding due to the sale of the property.
(2)

The note provides initial proceeds of $15.7 million, with an additional $3.3 million available upon the satisfaction of certain conditions; bears a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions.

(3)

The note provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions, namely, the completion of a renovation project; amortizes on a 25-year schedule after a 1-year interest-only period; and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(4)	The note may not be prepaid until August 2019, after which it is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(5)

The note is subject to a pre-payment penalty except for any pre-payments made either between April 2017 and August 2017, or from April 2021 through maturity of the note. The note provides that on January 5, 2018, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

(6)	The note bears a minimum interest rate of 3.50%.
(7)	With limited exception, the note may not be prepaid until two months before maturity.

(8)	With limited exception, the note may not be prepaid until June 2025.
(9)	With limited exception, the note may not be prepaid until February 2025.
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

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of September 30, 2017.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of September 30, 2017 were as follows:

For the remaining three months ending: December 31, 2017	$1,682,647
December 31, 2018	23,696,155
December 31, 2019	52,902,464
December 31, 2020	9,012,007
December 31, 2021	30,769,803
December 31, 2022 and thereafter	182,211,693
Total future maturities	$300,274,769

7.0% Unsecured Notes. On November 21, 2014, the Operating Partnership issued 7.0% senior unsecured notes in the aggregate amount of $25.3 million (the “7% Notes”). The indenture requires quarterly payments of interest and matures on November 15, 2019. The 7% Notes are callable after November 15, 2017 at 101% of face value.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for each of the three months ended September 30, 2017 and 2016 totaled $18,245 and for each of the nine months ended September 30, 2017 and 2016, totaled $54,738.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expired August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at August 1, 2018, or at the end of any 10-year renewal period, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months ended September 30, 2017 and 2016, totaled $41,184 and $23,871, respectively, and for the nine months ended September 30, 2017 and 2016, totaled $88,925 and $71,612, respectively.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three and nine months ended September 30, 2017 and 2016, each totaled $651 and $1,952, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018.  Rent expense for the three months ended September 30, 2017 and 2016 totaled and $22,224 and $22,552, respectively, and for the nine months ended September 30, 2017 and 2016 totaled $67,327 and $68,451, respectively.

We lease the parking garage adjacent to the Hyde Resort & Residences in Hollywood Beach, Florida. The parking garage is leased under a 20-year operating lease requiring monthly payments of $20,000, which expires in February, 2037.  Rent expense for the three and nine months ended September 30, 2017 totaled $60,000 and $140,000, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between August 2017 and March 2019.

A schedule of minimum future lease payments for the following three and twelve-month periods is as follows:

For the remaining three months ending: December 31, 2017	$156,035
December 31, 2018	573,451
December 31, 2019	391,266
December 31, 2020	351,464
December 31, 2021	351,464
December 31, 2022 and thereafter	4,271,629
Total	$6,095,309

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of September 30, 2017, each of our wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of September 30, 2017, most of our hotels operated under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between July 2017 and October 2030.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.   On April 12, 2016 we allowed the franchise agreement on the Crowne Plaza Houston Downtown to expire.  The property has been rebranded as The Whitehall.  On July 31, 2017, we allowed the franchise agreement on the Hilton Savannah DeSoto to expire. The property has been rebranded as The DeSoto and operates as an independent hotel.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Wilmington Riverside, The DeSoto, DoubleTree by Hilton Raleigh Brownstone–University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall, and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

ESOP Loan and Purchase Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company.  The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036.

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of September 30, 2017, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 8,424 and 25,408 shares with a fair value of $60,075 and $178,137 were allocated or committed to be released from the suspense account and recognized as compensation cost during the three and nine months ended September 30, 2017, respectively.  The remaining 657,092 unallocated shares have an approximate fair value of $3.9 million, as of September 30, 2017.  At September 30, 2017, the ESOP held a total of 9,473 allocated shares, 15,935 committed-to-be-released shares and 657,092 suspense shares.  Dividends on allocated shares are paid to the participants of the ESOP, while dividends on unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

Litigation –To our knowledge, no material litigation has been threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  As of September 30, 2017, and December 31, 2016, there were 1,610,000 shares, of the Preferred Stock issued and outstanding.

On August 23, 2016, the Company issued 1,610,000 shares, $0.01 par value per share, of its 8% Series B Preferred Stock for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units. Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The Company pays cumulative cash distributions on the preferred stock at a rate of 8.00% per annum of the $25.00 liquidation preference per share. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

Preferred Units -The Company is the holder of the preferred partnership units issued by the Operating Partnership.  As of September 30, 2017, and December 31, 2016, there were 1,610,000 preferred partnership units issued and outstanding, respectively.

The Company is the holder of the Operating Partnership’s preferred partnership units, and is entitled to receive distributions, when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The Operating Partnership pays cumulative cash dividends on the preferred partnership units at a rate of 8.00% per annum of the $25.00 liquidation preference per unit. For each of the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, the Operating Partnership has declared and has paid $0.50 per preferred unit, respectively, and $0.211 per preferred unit for the quarter ended September 30, 2016 and $0.50 per preferred unit for the quarter ended December 31, 2016.

8. Common Stock and Units

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the board of directors.  Through December 31, 2016 the Company repurchased 481,100 shares of common stock for approximately $3.2 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the three months ended September 30, 2017.  Between January 3, 2017 and February 28, 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.  Of the 682,500 ESOP shares purchased, 657,092 of these shares are considered unearned ESOP shares at September 30, 2017 and are excluded from the Company’s outstanding common stock on the consolidated balance sheets and the earnings per share calculations on the consolidated statements of operations.

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

As of September 30, 2017 and December 31, 2016, the Company had 13,823,459 and 14,468,551 shares of common stock outstanding, respectively.

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

There have been no issuances or redemptions, since January 1, 2016, of units in the Operating Partnership other than the redemptions and issuances of units in the Operating Partnership to the Company described above.

As of September 30, 2017 and December 31, 2016, the total number of Operating Partnership units outstanding was 16,258,691 and 16,246,691, respectively.

As of September 30, 2017 and December 31, 2016, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $10.5 million and $12.1 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. As of September 30, 2017, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chairman and chief executive officer, and two former members of the Company’s board of directors) owned 1,686,442 shares, approximately 12.2%, of the Company’s outstanding common stock as well as 652,326 Operating Partnership units. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At September 30, 2017 and December 31, 2016, we were due $94,425 and $0, respectively, from Chesapeake Hospitality.

Management Agreements – As of September 30, 2017, each of our wholly-owned hotels and the Hyde Resort & Residences operated under various management agreements with Chesapeake Hospitality.  The management agreements each provide for an initial term of 5 years and expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.  We also have a master agreement with Chesapeake Hospitality that has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect.

The base management fees for The Whitehall and the Georgian Terrace were 2.00% through 2015, increased to 2.25% in 2016, and increased to 2.50% in 2017 and for each year thereafter.  The base management fee for the DoubleTree Resort by Hilton Hollywood Beach was 2.00% from July 2015 through July 2016, increased to 2.25% in July 2016, and increases to 2.50% in July 2017 and each year thereafter.  The base management fee for the Hyde Resort & Residences is 2.00% from January 2017 through January 2018, increases to 2.25% in January 2018, and increases to 2.50% in January 2019 and for each year thereafter.  The base management fees for the remaining properties in the current portfolio are 2.65% through 2017 and decreases to 2.50% thereafter.  For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.  The Company and Chesapeake Hospitality agreed to substitute the Hyde Resort & Residences for the Crowne Plaza Hampton Marina and there was no termination fee associated with the termination of the Crowne Plaza Hampton Marina management agreement.  Each management agreement sets an incentive management fee equal to 10% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation.

Base management and administrative fees earned by Chesapeake Hospitality for our properties totaled $976,232 and $944,939 for the three months ended September 30, 2017 and 2016, respectively and $3,042,840 and $2,927,333 for the nine months ended September 30, 2017 and 2016, respectively.  In addition, estimated incentive management fees of $23,634 and $13,634 were accrued for the three months ended September 30, 2017 and 2016, respectively and $51,751 and $60,636 were accrued for the nine months ended September 30, 2017 and 2016, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $1,292,287 and $3,962,161 for the three and nine months ended September 30, 2017, respectively and were approximately $1,267,721 and $3,813,333 for the three and nine months ended September 30, 2016, respectively.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded American veterans living in communities near our hotels.  As of September 30, 2017, and December 31, 2016, the balance of the loan was $80,000, respectively.

Loan Receivable - Affiliate – As of September 30, 2017, approximately $4.7 million was due the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer.  We also employ Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the three months ended September 30, 2017 and 2016 totaled $87,915 and $79,453, respectively, and for the nine months ended September 30, 2017 and 2016 totaled approximately $267,557 and $246,084, respectively, for all three individuals.

On February 1, 2016, one current member of the Company’s board of directors redeemed 322,687 units for an equivalent number of shares of the Company’s common stock, and one previous member of the board of directors redeemed 100,000 units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

During the three-month period ending September 30, 2017 and 2016, the Company reimbursed $26,233  and $31,803, respectively and during the nine-month period ending September 30, 2017 and 2016, the Company reimbursed $132,239 and $101,571, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(K) Plan - We maintain a 401(K) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $11,659 and $57,516 for the three and nine months ended September 30, 2017, respectively and $10,177 and $56,122 for the three and nine months ended September 30, 2016, respectively.

Employee Stock Ownership Plan - The Company adopted an Employee Stock Ownership Plan (“ESOP”) in December 2016, effective January 1, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market, which serve as collateral for the loan.  Between January 3, 2017 and February 28, 2017, the Company’s ESOP purchased 682,500 shares of the Company’s common stock of an aggregate cost of $4.9 million.  Shares purchased by the ESOP are held in a suspense account for allocation among participants.  The share allocations are accounted for at fair value on the date of allocation as follows:

September 30, 2017		December 31, 2016
Number of Shares	Fair Value	Number of Shares	Fair Value

Allocated shares	9,473	$ 64,321	-	$ —
Committed-to-be released shares	15,935	113,816	-	—
Total allocated and committed-to-be-released	25,408	$ 178,137	-	$ —

Unallocated shares	657,092	3,870,272	-	—

Total ESOP shares	682,500	$ 4,048,409	-	$ —

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative	$3,194,007	$2,962,097	$9,788,564	$9,092,373
Sales and marketing	3,397,811	3,348,577	10,547,138	10,312,982
Repairs and maintenance	1,805,103	1,825,829	5,174,066	5,527,727
Property taxes	1,539,066	1,675,917	4,518,267	4,501,154
Utilities	1,568,324	1,751,562	4,394,631	4,799,329
Franchise fees	888,460	968,801	3,061,535	3,177,780
Management fees, including incentive	999,866	958,572	3,090,515	2,987,969
Insurance	620,244	618,599	1,845,702	1,984,269
Information and telecommunications	412,714	409,631	1,243,847	1,246,670
Other	783,654	83,449	1,355,477	197,041
Total indirect hotel operating expenses	$15,209,249	$14,603,034	$45,019,742	$43,827,294

12. Income Taxes

The components of the income tax provision for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$(10,184)	$—	$—	$—
State	97,641	63,429	197,881	147,791
	87,457	63,429	197,881	147,791
Deferred:
Federal	(879,206)	(437,390)	(661,787)	(429,257)
State	(158,561)	(11,184)	(117,984)	(26,932)
	(1,037,767)	(448,574)	(779,771)	(456,189)
	$(950,310)	$(385,145)	$(581,890)	$(308,398)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s income tax provision is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	$(641,346)	$(650,790)	$851,313	$233,267
Effect of non-taxable REIT income (loss)	(248,043)	76,172	(1,513,100)	(662,524)
State income tax provision (benefit)	(60,921)	189,473	79,897	120,859
	$(950,310)	$(385,145)	$(581,890)	$(308,398)

As of September 30, 2017 and December 31, 2016, we had a net deferred tax asset of approximately $7.7 million and $6.9 million, respectively, of which, approximately $6.8 million and $6.0 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of both September 30, 2017 and December 31, 2016, approximately $0.2 million of the net deferred tax asset is attributable to our share of start-up expenses related to the DoubleTree Resort by Hilton Hollywood Beach, start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore that were not deductible in the year incurred, but are being amortized over 15 years.  The remainder of the net deferred tax asset is attributable to year-to-year timing differences including accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2017 and December 31, 2016, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At September 30, 2017 and December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

13. Income Per Share and Per Unit

Income per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partners and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The shares of Series B Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation, as there would be no impact on the current controlling stockholders. The 657,092 non-committed, unearned ESOP shares reduce the number of issued and outstanding common shares and similarly reduce the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation, and the amount of compensation for allocated shares is reflected in net income.  There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit. The computation of basic and diluted net income per share is presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income (loss) available to common stockholders for basic computation	$(1,550,555)	$(1,716,234)	$597,385	$527,971
Denominator
Weighted average number of common shares outstanding for basic computation	13,822,543	14,949,651	13,873,175	14,897,595
Basic net income (loss) per share	$(0.11)	$(0.11)	$0.04	$0.04

Weighted average number of common shares outstanding for diluted computation	13,822,543	14,949,651	13,885,290	14,897,595
Diluted net income (loss) per share	$(0.11)	$(0.11)	$0.04	$0.04

Income Per Unit – The computation of basic and diluted net income per unit is presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income (loss) available to common unitholders for basic computation	$(1,741,000)	$(1,889,080)	$670,751	$634,348
Denominator
Weighted average number of units outstanding	16,258,691	16,727,791	16,256,713	16,723,557
Basic and diluted net income (loss) per unit	$(0.11)	$(0.11)	$0.04	$0.04

14. Subsequent Events

On October 11, 2017, the Company closed a sale and issuance of 1,200,000 shares of its newly authorized 7.875% Series C cumulative redeemable perpetual preferred stock (the “Series C Preferred Stock”), for net proceeds after all estimated expenses of approximately $28.0 million.  On October 17, 2017, the Company closed a sale and issuance of an additional 100,000 shares of its Series C Preferred Stock, for net proceeds of approximately $2.4 million, pursuant to the underwriters’ partial exercise of an option granted by the Company to purchase additional shares.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series C preferred units.  We intend to use the net proceeds to redeem in full the Operating Partnership’s 7.0% Senior Unsecured Notes due 2019 and for general corporate purposes, including potential future acquisitions of hotel properties.

On October 11, 2017, we paid a quarterly dividend (distribution) of $0.11 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on September 15, 2017.

On October 12, 2017, the Operating Partnership notified Wilmington Trust, National Association of the Operating Partnership’s intent to redeem the entire $25.3 million aggregate principal amount of its 7.0% Notes due 2019, pursuant to the terms of the indenture.  The 7% Notes will be redeemed on November 15, 2017 at a redemption price equal to 101% of the principal amount of the 7% Notes, plus any accrued and unpaid interest to, but not including, the redemption date.

On October 16, 2017, we paid a quarterly dividend of $0.50 per preferred share (and unit) to the preferred stockholders (and preferred unitholders of the Operating Partnership) of record as of September 29, 2017.

On October 23, 2017, we authorized payment of a quarterly dividend (distribution) of $0.11 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of December 15, 2017. The dividend (distribution) is to be paid on January 11, 2018.

On October 23, 2017, we authorized payment of a quarterly dividend of $0.50 per preferred share (and unit) to the Series B Preferred Stock holders (and preferred unitholders of the Operating Partnership) of record as of December 29, 2017. The dividend is to be paid on January 16, 2018.

On October 23, 2017, we authorized payment of a quarterly dividend of $0.43203 per preferred share (and unit) to the Series C Preferred Stock holders (and preferred unitholders of the Operating Partnership) of record as of December 29, 2017. The dividend is to be paid on January 16, 2018.

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

Our hotel portfolio currently consists of eleven full-service, primarily upscale and upper-upscale hotels, comprising 2,838 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences. All of our properties, except for The DeSoto, the Georgian Terrace, The Whitehall and the Hyde Resort & Residences operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree and Sheraton.   As of September 30, 2017, we owned the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
Crowne Plaza Tampa Westshore	222		Tampa, FL	October 29, 2007	Upscale
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach(2)	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hilton Wilmington Riverside	272		Wilmington, NC	December 21, 2004	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,838

Condominium Hotel
Hyde Resort & Residences	200	(3)	Hollywood, FL	January 30, 2017	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,038

(1)	Operated as an independent hotel.
(2)	On October 25, 2017, the Company rebranded the Crowne Plaza Hollywood Beach Resort to the DoubleTree Resort by Hilton Hollywood Beach.
(3)

Reflects only those condominium units that were participating in the rental program as of September 30, 2017.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

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

Results of Operations

The following tables illustrate the key operating metrics for the three and nine months ended September 30, 2017 and 2016, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as the eleven wholly-owned properties in the portfolio that were under the Company’s control during the three and nine months ended September 30, 2017 and the corresponding period in 2016 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Hampton Marina which was sold in February 2017, or our interest in the Hyde Resort & Residences which was acquired on January 30, 2017.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences during the three and nine months ended September 30, 2017 and the corresponding period in 2016.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Actual Portfolio Metrics
Occupancy %	71.1%	71.5%	72.6%	72.0%
ADR	$135.09	$134.55	$143.53	$141.16
RevPAR	$96.11	$96.26	$104.16	$101.69
Same-Store Portfolio Metrics
Occupancy %	71.1%	71.8%	72.9%	72.8%
ADR	$135.09	$136.42	$143.77	$143.31
RevPAR	$96.11	$97.90	$104.77	$104.27
Composite Portfolio Metrics
Occupancy %	69.6%	71.5%	71.1%	72.0%
ADR	$140.24	$134.55	$146.73	$141.16
RevPAR	$97.56	$96.26	$104.29	$101.69

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Revenue.  Total revenue for the three months ended September 30, 2017 decreased approximately $0.5 million, or 1.4%, to approximately $36.8 million compared to total revenue of approximately $37.3 million for the three months ended September 30, 2016. The decrease in revenue for the three months ended September 30, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $1.6 million.  In addition, our properties impacted by renovation activities in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida had reduced revenues of approximately $0.5 million. Revenue decreases were also realized by our property in Philadelphia, Pennsylvania.  These reductions were offset by our interest in the Hyde Resort & Residences condominium hotel, acquired on January 30, 2017, accounting for an increase of approximately $1.2 million for the period and by a net increase in revenues of approximately $0.4 million for the period for our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida; Houston, Texas and Atlanta, Georgia.

Room revenue decreased approximately $1.6 million, or 5.9%, to approximately $25.1 million for the three months ended September 30, 2017 compared to room revenue of approximately $26.7 million for the three months ended September 30, 2016.  The decrease in room revenue for the three months ended September 30, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $1.1 million and in addition our properties impacted by renovation activities in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida had reduced revenues of approximately $0.9 million, which reflected a 4.6% decrease in occupancy, as compared to the same period in 2016. Room revenue decreases of approximately $1.0 million were also realized by our property in Philadelphia, Pennsylvania. These decreases in room revenue for the three months ended September 30, 2017 were offset by a net increase of approximately $0.4 million resulting from increases at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida; Houston, Texas and Atlanta, Georgia of approximately $1.4 million.

Food and beverage revenues decreased approximately $0.4 million, or 4.9%, to approximately $8.0 million for the three months ended September 30, 2017 compared to food and beverage revenues of approximately $8.4 million for the three months ended September 30, 2016.   The decrease in food and beverage revenues for the three months ended September 30, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $0.4 million. In addition, our property in Wilmington, North Carolina impacted by renovation activities saw a decrease in food and beverage revenues by $0.1 million.  Our properties in Raleigh, North Carolina; Philadelphia, Pennsylvania; Tampa, Florida; Houston, Texas and Atlanta, Georgia also realized decreases in food and beverage revenue.  These decreases for the three month period were offset by increases in food and beverage revenues at our properties in Savannah, Georgia; Laurel, Maryland; Jacksonville, Florida; Hollywood Beach, Florida and Jeffersonville, Indiana of approximately $1.0 million.

Revenue from other operating departments increased approximately $1.5 million, or 67.4%, to approximately $3.7 million for the three months ended September 30, 2017 compared to revenue from other operating departments of approximately $2.2 million for the three months ended September 30, 2016.  The increase in revenue from other operating departments for the three months ended September 30, 2017 resulted mainly from the new operations at the Hyde Resort & Residences, accounting for an increase of approximately $1.2 million for the period and $0.3 million received by the Hollywood Beach, Florida property for construction interruption payments relating to the construction of a new building next to the property.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $28.8 million for the three months ended September 30, 2017, an increase of approximately $0.6 million, or 2.1%, compared to total hotel operating expenses of approximately $28.2 million for the three months ended September 30, 2016.  The increase in hotel operating expenses for the three months ended September 30, 2017 was substantially related to a decrease in expenses of approximately $1.4 million after the sale of our property in Hampton, Virginia.  This decrease in hotel operating expenses was offset by a net increase in hotel operating expenses of approximately $0.8 million that resulted from increases in expenses at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida and Houston, Texas and an increase in expenses from the start of operations at the Hyde Resort & Residences, which accounted for an increase in hotel operating expenses of approximately $1.5 million for the period, that were in turn offset by decreases in hotel operating expenses of approximately $0.7 million at our properties impacted by renovation activities in Wilmington, North Carolina and Hollywood Beach, Florida and decreases in expenses at our properties in Philadelphia, Pennsylvania: Jeffersonville, Indiana and Atlanta, Georgia.

Rooms expense for the three months ended September 30, 2017 decreased approximately $0.3 million, or 4.2%, to approximately $6.8 million compared to rooms expense for the three months ended September 30, 2016 of approximately $7.1 million, after reclassifications of information and telecommunications in the prior year to indirect expenses. The net decrease in rooms expense for the three months ended September 30, 2017 partially resulted from a decrease in expenses of approximately $0.4 million after the sale of our property in Hampton, Virginia. Additionally, increases in rooms expenses of approximately $0.3 million at our properties in Savannah, Georgia; Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Hollywood Beach, Florida; Jeffersonville, Indiana and Atlanta, Georgia, were offset by approximately $0.3 million of decreases in rooms expenses at our properties in Wilmington, North Carolina; Philadelphia, Pennsylvania and Tampa, Florida.

Food and beverage expenses for the three months ended September 30, 2017 increased approximately $0.2 million, or 3.8%, to approximately $6.0 million compared to food and beverage expenses of approximately $5.8 million for the three months ended September 30, 2016. The increase in food and beverage expenses for the three months ended September 30, 2017 resulted from increases of approximately $0.7 million at our properties in Savannah, Georgia; Laurel, Maryland; Jacksonville, Florida and Hollywood Beach, Florida, offset by decreases in food and beverage expenses of approximately $0.5 million at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jeffersonville, Indiana; Houston, Texas and Atlanta, Georgia.

Expenses from other operating departments increased approximately $0.1 million, or 9.8%, to approximately $0.7 million for the three months ended September 30, 2017 compared to expenses from other operating departments of approximately $0.6 million for the three months ended September 30, 2016.  The increase in expense from other operating departments for the three months ended September 30, 2017 resulted mainly from the acquired interest and new operations in Hollywood Beach, Florida, accounting for an increase of approximately $0.2 million for the period, offset by a net decrease of approximately $0.1 million at our other properties.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2017 increased approximately $0.6 million, or 4.2%, to approximately $15.2 million compared to indirect expenses of approximately $14.6 million for the three months ended September 30, 2016, after reclassifications of information and telecommunications in the prior year to indirect expenses from rooms expense.  The increase in indirect expenses for the three months ended September 30, 2017 resulted from the new operations at the Hyde Resort & Residences, accounting for an increase in indirect expenses of approximately $1.1 million for the period, that was offset by a decrease in expenses of approximately $0.7 million after the sale of our property in Hampton, Virginia. The remaining net increase in indirect expenses of approximately $0.2 million resulted from increases in general and administrative expenses and other expenses at most of the other hotel properties.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2017 increased approximately $0.6 million, or 16.8%, to $4.4 million compared to depreciation and amortization of approximately $3.8 million for the three months ended September 30, 2016.  The increase was mostly attributable to increases in the depreciation related to our properties being renovated in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida, that accounted for increases of approximately $0.6 million for the period.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended September 30, 2017 decreased approximately $0.1 million, or 2.4% to approximately $1.3 million compared to corporate general and administrative expenses of approximately $1.4 million for the three months ended September 30, 2016.  The decrease in corporate general and administrative expenses was mainly due to a one-time write down of deferred offering costs of approximately $0.5 million offset by increased professional fees for Sarbanes Oxley standards and legal costs associated with Hyde Resort & Residences.

Interest Expense. Interest expense for the three months ended September 30, 2017 decreased approximately $0.5 million, or 10.5%, to approximately $4.1 million compared to interest expense of approximately $4.6 million for the three months ended September 30, 2016.  The decrease in interest expense for the three months ended September 30, 2017, was substantially related to the redemption of the 8% unsecured notes in August 2016, that accounted for a decrease of approximately $0.4 million, compared to the three-month period ending September 30, 2016.

Loss on Early Debt Extinguishment.  During the nine months ended September 30, 2017 we refinanced a variable rate mortgage loan, we had with Bank of the Ozarks on the DoubleTree by Hilton Jacksonville Riverfront, with a new fixed rate loan from Wells Fargo Bank, NA.  The amount of accumulated un-amortized loan costs written off during the three months ended September 30, 2017 and 2016 was $0 and approximately $1.0 million, respectively.

Unrealized Loss on Hedging Activities.  As of September 30, 2017, the fair market value of the interest rate cap is $2,849.  The unrealized loss on hedging activities during the three months ended September 30, 2017 and 2016, was $3,542 and $492, respectively.

Income Taxes.  We had an income tax benefit of approximately $1.0 million for the three months ended September 30, 2017 compared to an income tax benefit of approximately $0.4 million for the three months ended September 30, 2016.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating loss for the three months ended September 30, 2017 and an operating loss for the three months ended September 30, 2016.

Net Income.  We realized net loss for the three months ended September 30, 2017 of approximately $0.9 million compared to net loss of approximately $1.5 million for the three months ended September 30, 2016 as a result of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Revenue.  Total revenue for the nine months ended September 30, 2017 decreased approximately $0.8 million, or 0.7%, to approximately $116.1 million compared to total revenue of approximately $116.9 million for the nine months ended September 30,

2016. The decrease in revenue for the nine months ended September 30, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $3.8 million.  In addition, our properties impacted by renovation activities in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida had reduced revenues of approximately $1.8 million.  Revenue decreases were also realized by our properties in Philadelphia, Pennsylvania and Jeffersonville, Indiana.  These reductions were offset by our interest in the Hyde Resort & Residences condominium hotel, acquired on January 30, 2017, accounting for an increase of approximately $2.8 million for the period and by a net increase in revenues of approximately $2.0 million for the period at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia.

Room revenue decreased approximately $2.5 million, or 3.0%, to approximately $81.4 million for the nine months ended September 30, 2017 compared to room revenue of approximately $83.9 million for the nine months ended September 30, 2016.  The decrease in room revenue for the nine months ended September 30, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $2.6 million.  In addition, our properties impacted by renovation activities in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida had reduced revenues of approximately $1.9 million, which reflected a 1.9% decrease in occupancy, as compared to the same period in 2016. Room revenue decreases of approximately $1.5 million were also realized by our properties in Philadelphia, Pennsylvania and Jeffersonville, Indiana.  These decreases in room revenue for the nine months ended September 30, 2017 were offset by a net increase of approximately $2.0 million resulting from increases at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia of approximately $3.5 million.

Food and beverage revenues decreased approximately $1.3 million, or 5.1%, to approximately $24.9 million for the nine months ended September 30, 2017 compared to food and beverage revenues of approximately $26.2 million for the nine months ended September 30, 2016.   The decrease in food and beverage expenses for the nine months ended September 30, 2017, resulted mainly from a decrease in expenses of approximately $1.1 million after the sale of our property in Hampton, Virginia and from our properties impacted by renovation activities in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida that had reduced food and beverage revenues of approximately $0.3 million. Our properties in Raleigh, North Carolina; Jeffersonville, Indiana; Tampa, Florida; and Atlanta, Georgia also realized food and beverage revenue decreases.  These decreases were offset by a net increase in food and beverage revenues of approximately $0.1 million from increases at our properties in Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida and Houston, Texas.

Revenue from other operating departments increased approximately $3.1 million, or 45.2%, to approximately $9.8 million for the nine months ended September 30, 2017 compared to revenue from other operating departments of approximately $6.8 million for the nine months ended September 30, 2016.  The increase in revenue from other operating departments for the nine months ended September 30, 2017 resulted mainly from the start of operations at the Hyde Resort & Residences, accounting for an increase of approximately $2.8 million for the period and $0.3 million received by the Hollywood Beach, Florida property for construction interruption payments relating to the construction of a new building next to the property.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $85.1 million for the nine months ended September 30, 2017, a decrease of approximately $0.2 million, or 0.2%, compared to total hotel operating expenses of approximately $85.3 million for the nine months ended September 30, 2016.  The decrease in hotel operating expenses for the nine months ended September 30, 2017 was substantially related to a decrease in expenses of approximately $3.5 million after the sale of our property in Hampton, Virginia.  This decrease was offset by a net increase in hotel operating expenses of approximately $3.3 million resulting from increases in hotel operating expenses of approximately $5.5 million for the period at our properties in Savannah, Georgia; Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and the Hyde Resort & Residences condominium hotel, that were in turn offset by decreases in hotel operating expenses of approximately $2.2 million at our properties in Philadelphia, Pennsylvania; Jeffersonville, Indiana; Atlanta, Georgia and at our properties impacted by renovation activities in Wilmington, North Carolina and Hollywood Beach, Florida.

Rooms expense for the nine months ended September 30, 2017 decreased approximately $1.1 million, or 5.1%, to approximately $20.3 million compared to rooms expense for the nine months ended September 30, 2016 of approximately $21.3 million. The net decrease in rooms expense for the nine months ended September 30, 2017 resulted from a decrease in expenses of approximately $0.9 million after the sale of our property in Hampton, Virginia. The remaining net decrease in rooms expenses of approximately $0.2 million resulted from increases in rooms expenses at our properties in Laurel, Maryland; Jacksonville, Florida; Houston, Texas and Atlanta, Georgia, that were offset by decreases in rooms expenses at our properties impacted by renovation activities in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida and other rooms expense decreases at properties in Raleigh, North Carolina; Tampa, Florida; Philadelphia, Pennsylvania and Jeffersonville, Indiana.

Food and beverage expenses for the nine months ended September 30, 2017 decreased approximately $0.3 million, or 1.8%, to approximately $17.9 million compared to food and beverage expenses of approximately $18.3 million for the nine months ended

September 30, 2016. The decrease in food and beverage expenses for the nine months ended September 30, 2017, resulted mainly from a decrease in expenses of approximately $0.9 million after the sale of our property in Hampton, Virginia. The remaining net increase in rooms expenses of approximately $0.6 million resulted from an increases in rooms expenses at our properties in Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida and Houston, Texas, that were offset by decreases in rooms expenses at our properties impacted by renovation activities in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida and other rooms expense decreases at properties in Raleigh, North Carolina; Tampa, Florida; Jeffersonville, Indiana and Atlanta, Georgia.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2017 increased approximately $1.2 million, or 2.7%, to approximately $45.0 million compared to indirect expenses of approximately $43.8 million for the nine months ended September 30, 2016.  The increase in indirect expenses for the nine months ended September 30, 2017 resulted mainly from the new operations at the Hyde Resort & Residences, accounting for an increase in indirect expenses of approximately $1.4 million for the period. The net decrease in this amount of approximately $0.8 million that was substantially related to a decrease in indirect expenses of approximately $1.1 million after the sale of our property in Hampton, Virginia, which was in turn offset by increases in hotel operating expenses of approximately $0.03 million resulting mainly from a reclassification of information and technology costs out of rooms expense and into indirect expenses.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2017 increased approximately $1.4 million, or 12.9%, to $12.7 million compared to depreciation and amortization of approximately $11.3 million for the nine months ended September 30, 2016.  The increase was mostly attributable to approximately $1.7 million in the depreciation related to our properties being renovated in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida and the new operations at the Hyde Resort & Residences, offset by the reduction from a decrease in depreciation expenses of approximately $0.3 million after the sale of our property in Hampton, Virginia.

Corporate General and Administrative.  Corporate general and administrative expenses for the nine months ended September 30, 2017 increased approximately $0.6 million, or 12.7% to approximately $4.9 million compared to corporate general and administrative expenses of approximately $4.3 million for the nine months ended September 30, 2016.  The increase in corporate general and administrative expenses was mainly due to a one-time write down of deferred offering costs of approximately $0.5 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2017 decreased approximately $2.0 million, or 14.7%, to approximately $11.8 million compared to interest expense of approximately $13.9 million for the nine months ended September 30, 2016.  The decrease in interest expense for the nine months ended September 30, 2017, was substantially related to the redemption of the 8% unsecured notes in August 2016 that accounted for a decrease of approximately $1.5 million, compared to the nine-month period ending September 30, 2016.  We also reduced our Hampton, Virginia and Houston, Texas loans by approximately $9.0 million resulting in a reduction of interest by approximately $0.4 million.

Loss on Early Debt Extinguishment.  During the nine months ended September 30, 2017 we refinanced a variable rate mortgage loan, we had with Bank of the Ozarks on the DoubleTree by Hilton Jacksonville Riverfront, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of $228,087 was written off during the period ending September 30, 2017 compared to approximately $1.2 million written off during the nine-month period ending September 30, 2016.

Unrealized Loss on Hedging Activities.  As of September 30, 2017, the fair market value of the interest rate cap is $2,849.  The unrealized loss on hedging activities during the nine months ended September 30, 2017 and 2016, was $30,748 and $66,567, respectively.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the nine months ended September 30, 2017 increased approximately $1.0 million to approximately $1.0 million compared to gain on involuntary conversion of assets of $0 for the nine months ended September 30, 2016.  During October 2016, hurricane Matthew damaged real and personal property at our Crowne Plaza Hampton Marina and The DeSoto properties and we had a one-time involuntary conversion in the amount of approximately $1.0 million.

Income Taxes.  We had an income tax benefit of approximately $0.6 million for the nine months ended September 30, 2017 compared to an income tax benefit of approximately $0.3 million for the nine months ended September 30, 2016.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized an operating loss for the nine months ended September 30, 2017, compared to an operating loss for the nine-month period ending September 30, 2016.

Net Income.  We realized net income for the nine months ended September 30, 2017 of approximately $3.1 million compared to net income of approximately $1.0 million for the nine months ended September 30, 2016 as a result of the operating results discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net (loss) income available to common stockholders	$(1,550,555)	$(1,716,234)	$597,385	$527,971
Add: Net (loss) income attributable to noncontrolling interest	(190,445)	(172,846)	73,366	106,377
Depreciation and amortization	4,427,738	3,790,872	12,708,548	11,260,987
Gain on involuntary conversion of assets	—	—	(1,041,815)	—
Loss (gain) on disposal of assets	23,000	189,267	(26,238)	329,461
FFO	$2,709,738	$2,091,059	$12,311,246	$12,224,796
Increase in deferred income taxes	(1,037,767)	(448,574)	(779,771)	(456,188)
Loss on early debt extinguishment	—	1,087,395	228,087	1,157,688
Loss on aborted offering costs	—	—	541,129	—
Loan modification fees	—	—	—	30,057
Unrealized loss on hedging activities	3,542	492	30,748	66,567
Adjusted FFO available to common stockholders	$1,675,513	$2,730,372	$12,331,439	$13,022,920

Weighted average number of shares outstanding, basic	13,822,543	14,949,651	13,873,153	14,897,595

Weighted average number of non-controlling units	1,778,140	1,778,140	1,778,140	1,825,962

Weighted average number of shares and units outstanding, basic	15,600,683	16,727,791	15,651,293	16,723,557

FFO per share and unit	$0.17	$0.13	$0.79	$0.73

Adjusted FFO per share and unit	$0.11	$0.16	$0.79	$0.78

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net (loss) income available to common stockholders	$(1,550,555)	$(1,716,234)	$597,385	$527,971
Add: Net (loss) income attributable to noncontrolling interest	(190,445)	(172,846)	73,366	106,377
Interest expense	4,139,267	4,626,333	11,827,061	13,872,129
Interest income	(53,314)	(44,485)	(126,241)	(63,523)
Income tax benefit	(950,310)	(385,145)	(581,890)	(308,398)
Depreciation and amortization	4,427,738	3,790,872	12,708,548	11,260,987
Loss on early debt extinguishment	—	1,087,395	228,087	1,157,688
Loss (gain) on disposal of assets	23,000	189,267	(26,238)	329,461
Gain on involuntary conversion of assets	—	—	(1,041,815)	—
Distributions to preferred stockholders	805,000	339,889	2,415,000	339,889
EBITDA	6,650,381	7,715,046	26,073,263	27,222,581
Corporate general and administrative	1,335,192	1,367,848	4,882,541	4,331,896
Unrealized loss on hedging activities	3,542	492	30,748	66,567
Hotel EBITDA	$7,989,115	$9,083,386	$30,986,552	$31,621,044

Sources and Uses of Cash

Operating Activities.  Our principal source of cash to meet our operating requirements, including distributions to unitholders and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels.  Cash flow provided by operating activities for the nine months ended September 30, 2017 was approximately $13.0 million.  We had a net decrease in cash provided by operating activities for the nine months ended September 30, 2017 of approximately $2.3 million, compared to the nine months ended September 30, 2016.  The decrease is mainly attributable to a net decrease of adjustments to reconcile cash and changes in assets and liabilities of approximately $4.4 million, that was offset by an increase in net income of approximately $2.1 million.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the nine months ended September 30, 2017, we used approximately $4.0 million to acquire our interest in the Hyde Resort and Residences, $17.4 million on capital expenditures, of which, approximately $3.3 million related to the routine replacement of furniture, fixtures and equipment and $14.1 million related to renovation of our hotels in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida.  We also contributed approximately $3.5 million during the nine months ended September 30, 2017 into reserves required by the lenders for ten of our hotels according to the provisions of their respective loan agreements.  During the nine months ended September 30, 2017, we received reimbursements from those reserves of approximately $4.4 million for capital expenditures related to those properties.  The Operating Partnership’s loan to the Company had a net balance after principle payments of approximately $4.7 million. We also received approximately $5.4 million for the sale of the Crowne Plaza Hampton Riverside and proceeds from insurance conversions of approximately $1.0 million.

Financing Activities. During the nine months ended September 30, 2017, we received approximately $15.7 million for net mortgage proceeds, dividend and distribution payments of $7.2 million for the Company and $7.3 million for the Operating Partnership and the repurchase of common stock of the Company for approximately $1.1 million pursuant to the stock repurchase program and payments for deferred financing costs of approximately $0.6 million. Additionally, the Company provided approximately $4.9 million to the ESOP pursuant to the terms of its loan agreement with the ESOP.

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

•

At the Company’s hotel in Wilmington, North Carolina, renovations of the guestrooms and public spaces totaling an estimated $8.6 million are underway in anticipation of an upcoming rebranding in early 2018.  As of September 30, 2017, the Company had incurred costs totaling approximately $5.2 million toward this renovation.  Renovations are expected to be completed in March 2018.

•

At the Company’s hotel in Savannah, Georgia, renovations of the guestrooms and public spaces totaling approximately $9.5 million are substantially complete and the Company rebranded its property from the Hilton Savannah DeSoto to The DeSoto.

•

At the Company’s hotel in Hollywood, Florida, renovations of the guestrooms and public spaces totaling an estimated $7.1 million is nearing completion.  As of September 30, 2017, the Company had incurred costs totaling approximately $5.5 million toward this renovation.

Given our plan to complete the renovation activities at our property in Wilmington, North Carolina, and our anticipated renovation activity at our property in Tampa, Florida prior to a franchise re-licensing in March 2019, we aim to restrict all other capital expenditures at these hotels during the renovation period to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensor that are necessary to maintain our brand affiliation.  We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 2.50% to 3.00% of gross revenues in 2017.

We expect a substantial portion of our capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors.  Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels.  We currently deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hilton Wilmington Riverside, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of September 30, 2017, we had total cash of approximately $38.8 million, of which approximately $32.7 million was in cash and cash equivalents and approximately $6.1 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

Other than monthly mortgage loan principal payments, we do not have any debt obligations maturing until August 2018.  In August 2018, the mortgage on our DoubleTree by Hilton Raleigh Brownstone University matures at the amortized mortgage balance of approximately $14.4 million.  We have approximately $69.2 million in debt obligations maturing in 2019, including approximately $43.9 million in mortgage debt maturities and $25.3 million of the Operating Partnership’s 7% Notes which we intend to repay in November 2017.  We have notified the trustee for the 7% Notes of our intent to repay, on November 15, 2017, the entire $25.3 million aggregate principal amount of the outstanding 7% Notes, using proceeds from the Series C Preferred Stock offering.

We intend to continue to invest in hotel properties as suitable opportunities arise. The success of our acquisition strategy depends, in part, on our ability to access additional capital. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

We expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures and debt maturities, which include the repayment of the 7% Notes (which have been called for repayment on November 15, 2017) and the retirement of maturing mortgage debt, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, the selective disposition of non-core assets, and cash on hand.  From time to time and subject to market conditions, we may also seek to refinance mortgage debt prior to maturity where appropriate.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

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

As of September 30, 2017, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at September 30, 2017 and December 31, 2016, respectively.

	September 30,	December 31,
	2017	2016
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net income(1)	$3,011,668	$900,149
Interest expense(1)	15,690,035	17,735,107
Loss on early debt extinguishment	488,304	1,417,905
Unrealized loss on hedging activities	1,566	37,384
Gain on involuntary conversion	(1,041,815)	—
Loss (gain) on sale of assets	(41,948)	365,319
Income tax benefit(1)	(1,641,126)	(1,367,634)
Loss on disposal of assts	51,569	—
Depreciation and amortization(1)	16,466,631	15,019,071
Corporate general and administrative expenses(1)	6,571,710	6,021,065
Consolidated income available for debt service(1)	39,556,594	40,128,366
Less: income of non-stabilized assets(1)	(10,338,671)	(10,203,893)
Stabilized Consolidated Income Available for Debt Service(1)	$29,217,923	$29,924,473
Interest expense(1) (2)	$15,690,035	$18,011,107
Amortization of issuance costs(1)	(825,132)	(1,147,864)
Consolidated interest expense(1)	14,864,903	16,863,243
Less: interest expense of non-stabilized assets(1)	(3,533,313)	(3,417,412)
Stabilized Consolidated Interest Expense(1)	$11,331,590	$13,445,831
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.58	2.23
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$300,274,769	$284,542,043
Unsecured notes	25,300,000	25,300,000
Total debt	$325,574,769	$309,842,043
Stabilized Consolidated Income Available for Debt Service(1)	$29,217,923	$29,924,473
Capitalization rate	7.5%	7.5%
	389,572,307	398,992,973
Non-stabilized assets	154,100,000	145,400,000
Total cash	38,767,890	36,362,920
Adjusted Total Asset Value	$582,440,197	$580,755,893
Ratio of Debt to Adjusted Total Asset Value	0.56	0.53
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indentures, The DeSoto, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and The Whitehall Resort, for the period ended September 30, 2017, and The DeSoto, DoubleTree by Hilton Laurel, DoubleTree by Hilton Jacksonville Riverfront and The Whitehall Resort, for the period ended December 31, 2016, are considered non-stabilized assets for purposes of the financial covenants.

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

There were no charges for impairment of hotel properties recorded for the nine months ended September 30, 2017.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2017 and December 31, 2016, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At each of September 30, 2017 and December 31, 2016, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations, and future plans are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward-looking.  All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions that affect occupancy rates and revenues at our hotels and the demand for hotel products and services;
•	risks associated with the hotel industry, including competition and new supply of hotel rooms, increases in wages, energy costs and other operating costs;
•	risks associated with adverse weather conditions, including hurricanes;

•	the availability and terms of financing and capital and the general volatility of the securities markets;
•	the Company’s intent to repurchase shares from time to time;
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

As of September 30, 2017, we had approximately $264.6 million of fixed-rate debt and approximately $61.0 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.84%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Philadelphia Airport and the mortgage on The Whitehall remains at approximately $61.0 million, the balance at September 30, 2017, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.6 million.

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

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares.  As of November 7, 2017, 1,610,000 shares of our Series B Preferred Stock were issued and outstanding, and 1,300,000 shares of our Series C Preferred Stock were issued and outstanding.  The aggregate liquidation preference with respect to the outstanding Series B preferred shares is approximately $40.3 million, and annual dividends on our outstanding Series B preferred shares are approximately $3.2 million.  The aggregate liquidation preference with respect to the outstanding Series C preferred shares is approximately $32.5 million, and annual dividends on our outstanding Series C preferred shares are approximately $2.6 million.  Holders of both our Series B and Series C Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions.  This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.  In addition, holders of the Series B Preferred Stock and Series C Preferred Stock voting together as a separate class have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive).  Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future preferred offerings.  Thus, our stockholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.

The change of control conversion and redemption features of the Series B and Series C Preferred Stock may make it more difficult for a party to take over our Company or discourage a party from taking over our Company.

Upon a change of control (as defined in our charter), holders of both our Series B and Series C Preferred Stock will have the right (unless, as provided in our charter, we have provided or provide notice of our election to exercise our special optional redemption right before the relevant date) to convert some or all of their shares of preferred stock into shares of our common stock (or equivalent value of alternative consideration). Upon such a conversion, holders will be limited to a maximum number of shares equal to the share cap, subject to adjustments. If the common stock price is less than $3.015, subject to adjustment, holders will receive a maximum of 8.29187 shares of our common stock per share of Series B Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series B Preferred Stock.  If the common stock price is less than $2.94, subject to adjustment, holders will receive a maximum of 8.50340 shares of our common stock per share of Series C Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series C Preferred Stock. In addition, those features of our Series B and Series C Preferred Stock may have the effect of inhibiting or discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of shares of our common stock and shares of our Series B and Series C Preferred Stock with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests.

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

3.2D

Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2017).

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

3.6

Articles Supplementary designating the Series C Preferred Stock of the Company, effective as of October 6, 2017 (incorporated by reference to the document previously filed as Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

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

Exhibit
Number	Description of Exhibit

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

4.7

Form of Specimen Certificate of Series C Preferred Stock of the Company (incorporated by reference to the document previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

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

SOTHERLY HOTELS INC.

Date: November 8, 2017	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 8, 2017	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer