Form 10-K
period 2017-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2018-03-16
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

757-229-5648

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Sotherly Hotels Inc.	Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Sotherly Hotels Inc.	8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	The NASDAQ Stock Market LLC
Sotherly Hotels Inc.	7.875% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	The NASDAQ Stock Market LLC
Sotherly Hotels LP	7.25% Senior Unsecured Notes due 2021	The NASDAQ Stock Market LLC

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

Sotherly Hotels Inc.     Yes ☒     No ☐         Sotherly Hotels LP     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. (See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934).

Sotherly Hotels Inc.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐

Sotherly Hotels LP

78,981,

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐	Emerging growth company ☐

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

Sotherly Hotels Inc.    Yes   ☐     No   ☒          Sotherly Hotels LP     Yes   ☐     No   ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2017, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $78,880,056 based on the closing price quoted on the NASDAQ ® Stock Market.

As of March 10, 2018, there were 14,121,081 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

EXPLANATORY NOTE

We refer to Sotherly Hotels Inc. as the “Company,” Sotherly Hotels LP as the “Operating Partnership,” the Company’s common stock as “common stock,” the Company’s preferred stock as “preferred stock,” the Operating Partnership’s common partnership interest as “partnership units,” and the Operating Partnership’s preferred interest as the “preferred units.”  References to “we” and “our” mean the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2017 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. The Company owns approximately 88.8% of the partnership units in the Operating Partnership. Limited partners (including certain of the Company’s officers and directors) own the remaining Operating Partnership units.

As of December 31, 2017, our portfolio consisted of eleven full-service, primarily upscale and upper-upscale hotels located in seven states with an aggregate total of 2,838 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel, with approximately 150,000 square feet of total meeting space.  On March 1, 2018, we acquired the Hyatt Centric Arlington hotel located in Arlington, Virginia.  All of our hotels are wholly-owned by subsidiaries of the Operating Partnership, and all are managed on a day to day basis by either MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), or Highgate Hotels, L.P. (“Highgate Hotels”).

In order for the Company to qualify as a REIT, it cannot directly manage or operate our wholly-owned hotels. Therefore, we lease our wholly-owned hotel properties to entities that we refer to as our TRS Lessees, which in turn have engaged Chesapeake Hospitality and Highgate Hotels, each of which is an eligible independent management company, to manage our hotels. Our TRS Lessees are wholly-owned subsidiaries of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively, “MHI TRS”). MHI TRS is a taxable REIT subsidiary for federal income tax purposes.

Our corporate office is located at 410 West Francis Street, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Our Properties

As of December 31, 2017, our hotels were located in Florida, Georgia, Indiana, Maryland, North Carolina, Pennsylvania and Texas.  Eight of these hotels operate under franchise agreements with major hotel brands, and three are independent hotels.  We also own the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.  Developments at our properties for the five years ended December 31, 2017 included the following:

•	In 2013, we acquired the Crowne Plaza Houston Downtown located in Houston, Texas at an aggregate value of approximately $30.9 million, including certain closing costs.
•

In 2014, we acquired the Georgian Terrace located in Atlanta, Georgia at an aggregate value of approximately $61.1 million, including certain closing costs.  We also, after extensive renovations, re-branded and renamed the Hilton Philadelphia Airport to the DoubleTree by Hilton Philadelphia Airport.

•

In 2015, we acquired the remaining 75.0% interest in (i) the entity that owns the DoubleTree Resort by Hilton Hollywood Beach (formerly known as the Crowne Plaza Hollywood Beach Resort), and (ii) the entity that leases the DoubleTree Resort by Hilton Hollywood Beach.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the DoubleTree Resort by Hilton Hollywood Beach.  We also, after extensive renovations, re-branded and renamed the Crowne Plaza Jacksonville Riverfront to the DoubleTree by Hilton Jacksonville Riverfront, and re-branded and renamed the Holiday Inn Laurel West to the DoubleTree by Hilton Laurel.

•	In 2016, after extensive renovations, we re-branded and renamed the Crowne Plaza Houston Downtown to The Whitehall.
•

In 2017, we acquired the Hyde Resort & Residences hotel commercial condominium unit at an aggregate value of approximately $4.8 million, including inventory, other assets and certain closing costs and initiated a rental program for residential condominium unit owners.  We sold the Crowne Plaza Hampton Marina property for approximately $5.6 million.  We also re-branded and renamed the Hilton Savannah DeSoto to The DeSoto, after extensive renovations, and re-branded and renamed the Crowne Plaza Hollywood Beach to the DoubleTree Resort by Hilton Hollywood Beach.  We entered into contracts to purchase a commercial unit in the Hyde Beach House Resort & Residences condominium hotel under development in Hollywood Beach, Florida, and to acquire the Hyatt Centric Arlington hotel in Arlington, Virginia.

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

Portfolio and Asset Management Strategy

We intend to ensure that the management of our hotel properties maximizes market share, as evidenced by revenue per available room (“RevPAR”) penetration indices, and that our market share yields the optimum level of revenues for our hotels in their respective markets. Our strategy is designed to actively monitor our hotels’ operating expenses in an effort to maximize hotel earnings before interest, taxes, depreciation and amortization (“Hotel EBITDA”).

Over our long history in the lodging industry we have refined many portfolio and asset management techniques that we believe provide for exceptional cash returns at our hotels. We undertake extensive budgeting due diligence wherein we examine market trends, one-time or exceptional revenue opportunities, and/or changes in the regulatory climate that may impact costs. We review daily revenue results and revenue management strategies at the hotels, and we focus on our manager’s ability to produce high quality revenues that translate to higher profit margins. We look for ancillary forms of revenues, such as leasing roof-top space for cellular towers and other communication devices and also look to lease space to third parties in our hotels, which may include, but are not limited to, gift shops or restaurants. We have and will continue to engage parking management companies to maximize parking revenue. Our efforts further include periodic review of property insurance costs and coverage, and the cost of real and personal property taxes. We generally appeal tax increases in an effort to secure lower tax payments and routinely pursue strategies that allow for lower overall insurance costs, such as purchasing re-insurance.

We also require detailed and refined reporting data from our hotel managers, which includes detailed accounts of revenues, revenue segments, expenses and forecasts based on current and historic booking patterns. We also believe we optimize and successfully manage capital costs at our hotels while ensuring that adequate product standards are maintained to provide a positive guest experience.

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

Our portfolio management strategy includes efforts to optimize labor costs. Our third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we monitor our hotel managers and make recommendations regarding the operation of our hotels.  The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having a majority of employees electing to participate under a collective bargaining arrangement. Further, the labor force at our hotels that are managed by Chesapeake Hospitality is eligible to receive health and other insurance coverage through Chesapeake Hospitality, which self-insures. Self-insuring has, in our opinion and experience, provided significant savings over traditional insurance company sponsored plans.

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

Our Principal Agreements

Management Agreements

Chesapeake Hospitality is the management company for eleven of our twelve wholly-owned hotels, as well as the Hyde Resort & Residences.  Andrew M. Sims, our chairman and chief executive officer owns an equity interest in Chesapeake Hospitality.  Immediately prior to March 1, 2017, our chairman and chief executive officer, and another of our directors were also directors of Chesapeake Hospitality.

On December 15, 2014, we entered into a master agreement (the “Master Agreement”) and a series of individual hotel management agreements (each a “Hotel Management Agreement” and, together, the “Hotel Management Agreements”) between the

Company, the Operating Partnership, and MHI Hospitality TRS, LLC (and other TRS Lessees) on the one hand and Chesapeake Hospitality on the other hand.  The Master Agreement and Hotel Management Agreements provide for ongoing management of the Company’s hotels other than the Hyatt Centric Arlington, which is managed by Highgate Hotels.

The Master Agreement:

•

expires on December 31, 2019, or earlier if all of the Hotel Management Agreements expire or are terminated prior to that date.  The Master Agreement will be extended beyond 2019 for such additional periods as a Hotel Management Agreement remains in effect;

•	caused the Hotel Management Agreements to come into effect on December 31, 2014;
•	requires Chesapeake Hospitality to provide dedicated executive level support for our managed hotels pursuant to certain criteria;
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

Each of the Hotel Management Agreements has a term of five years commencing January 1, 2015, with the exception of the Hotel Management Agreement for the management of the DoubleTree Resort by Hilton Hollywood Beach, which has a term of five years commencing July 31, 2015.  Each of the Hotel Management Agreements may be extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension.  The agreements provide that Chesapeake Hospitality will be the sole and exclusive manager of the hotels as the agent of the respective TRS Lessee and at the sole cost and expense of the TRS Lessee and subject to certain operating standards.  Each agreement may be terminated in connection with a sale of the related hotel.  In connection with a termination upon the sale of the hotel, Chesapeake Hospitality will be entitled to receive a termination fee equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the Hotel Management Agreement.  No sale termination fee will be payable in the event the Company elects to provide Chesapeake Hospitality with the opportunity to manage another comparable hotel and Chesapeake Hospitality is not precluded from accepting such opportunity.  Chesapeake Hospitality is required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

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

We have also entered into a 20-year Association Management Agreement with the condominium association, whereby we have been engaged to manage the condominium association and to operate the Hyde Resort & Residences as a condominium hotel.  Individual condominium unit owners may elect for their condominium units to be rented to condominium hotel guests pursuant to a rental management program managed for us by Chesapeake Hospitality pursuant to the Hyde Management Agreement, described above.  As part of the rental management program, we have entered into individual rental agreements with condominium unit owners who have chosen to participate in our rental program, and may enter into rental agreements with unit owners in the future.  We expect the number of individual condominium unit owners who elect to participate in our rental program to vary, and the number of units available for rental to condominium hotel guests at any given time will fluctuate pursuant to that participation and due to owner occupation of the condominium hotel units.

Amounts Payable under the Management Agreements. Each of our management companies receives a base management fee, and, if a hotel exceeds certain financial thresholds, an additional incentive management fee for the management of our hotels.

The base management fee for our hotels will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our wholly-owned hotels and the Hyde Resort & Residences is as follows:

	Commencement				Year 4-5
	Date	Year 1	Year 2	Year 3	Renewals
Crowne Plaza Tampa Westshore	January 1, 2015	2.65%	2.65%	2.65%	2.50%
Crowne Plaza Hampton Marina (1)	January 1, 2015	2.65%	2.65%	2.65%	N/A
The DeSoto	January 1, 2015	2.65%	2.65%	2.65%	2.50%
DoubleTree by Hilton Jacksonville Riverfront	January 1, 2015	2.65%	2.65%	2.65%	2.50%
DoubleTree by Hilton Laurel	January 1, 2015	2.65%	2.65%	2.65%	2.50%
DoubleTree by Hilton Philadelphia Airport	January 1, 2015	2.65%	2.65%	2.65%	2.50%
DoubleTree by Hilton Raleigh Brownstone – University	January 1, 2015	2.65%	2.65%	2.65%	2.50%
DoubleTree Resort by Hilton Hollywood Beach	July 31, 2015	2.00%	2.25%	2.50%	2.50%
Georgian Terrace	January 1, 2015	2.00%	2.25%	2.50%	2.50%
Hilton Wilmington Riverside	January 1, 2015	2.65%	2.65%	2.65%	2.50%
Sheraton Louisville Riverside	January 1, 2015	2.65%	2.65%	2.65%	2.50%
The Whitehall	January 1, 2015	2.00%	2.25%	2.50%	2.50%
Hyde Resort & Residences	January 30, 2017	2.00%	2.25%	2.50%	2.50%

(1)	The Crowne Plaza Hampton Marina was sold February 7, 2017; therefore, the base management fee no longer applies after February 7, 2017.

With respect to future hotel management agreements with Chesapeake Hospitality, the base management fee for a hotel acquired in the future which is first leased by our TRS Lessees, other than on the first day of a fiscal year, will be 2.0% for the partial year such hotel is first leased and for the first full year such hotel is managed. There is no fee cap on the base management fee.

Subsequently Acquired Hotel Properties Managed by Chesapeake Hospitality

First year	2.00%
Second year	2.25%
Third year and thereafter	2.50%

On March 1, 2018, we acquired the Hyatt Centric Arlington hotel and entered into a three-year management agreement with the incumbent manager, Highgate Hotels, that provides for a base management fee equal to 2.5% of gross revenue.

Franchise Agreements

As of December 31, 2017, all but three of our wholly-owned hotels operate under franchise licenses from national hotel companies. On March 27, 2014, we purchased an independent full-service hotel in Atlanta, Georgia, which does not operate under a franchise license.  On April 12, 2016, we allowed the Crowne Plaza Houston Downtown’s franchise agreement to expire and rebranded it as The Whitehall, an independent full-service hotel.  On July 31, 2017, we allowed the Hilton Savannah DeSoto’s franchise agreement to expire and rebranded it as The DeSoto.  As our franchise agreements expire, we will continue to evaluate each hotel on a case-by-case basis and decide whether to renew or terminate the agreement.

Our TRS Lessees hold the franchise licenses for our wholly-owned hotels. Our hotel managers must operate each of our hotels they manage in accordance with and pursuant to the terms of the franchise agreement for the hotel.

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;
•	safety;

•	maintaining specified insurance;
•	the types of services and products ancillary to guest room services that may be provided;
•	display of signage;
•	marketing standards including print media, billboards, and promotions standards; and
•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessees are required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties as of December 31, 2017:

		Marketing/
	Franchise	Reservation	Expiration
	Fee (1)	Fee (1)	Date
Crowne Plaza Tampa Westshore	5.0%	3.5%	March 2019
DoubleTree by Hilton Jacksonville Riverfront (2)	5.0%	4.0%	September 2025
DoubleTree by Hilton Laurel	5.0%	4.0%	October 2030
DoubleTree by Hilton Philadelphia – Airport (3)	5.0%	4.0%	October 2024
DoubleTree by Hilton Raleigh Brownstone – University (2)	5.0%	4.0%	November 2021
DoubleTree Resort by Hilton Hollywood Beach (4)	5.0%	3.5%	October 2027
Hilton Wilmington Riverside	5.0%	4.0%	March 2018
Sheraton Louisville Riverside	5.0%	3.5%	April 2023

(1)	Percentage of room revenues payable to the franchisor.
(2)	The Franchise Fee is 3.0% for operating year 1, 4.0% for operating year 2, and 5.0% thereafter.
(3)	The Franchise Fee is 4.0% for operating years 1 and 2, and 5.0% thereafter.
(4)	We have entered into a franchise agreement with Hilton and rebranded the Crowne Plaza Hollywood Beach Resort as the DoubleTree Resort by Hilton Hollywood Beach.

On March 1, 2018, we entered into a franchise agreement with an affiliate of Hyatt Hotels Corporation for the Hyatt Centric Arlington hotel in connection with the acquisition of that hotel.  The Hyatt franchise agreement expires in March 2038 and includes royalty fees equal to 5.0% of gross rooms revenue and other charges.

Lease Agreements

In order for the Company to maintain qualification as a REIT, neither the Company nor the Operating Partnership or its subsidiaries can operate our hotels directly. Our wholly-owned hotels are leased to our TRS Lessees, which have engaged a third-party management company to manage the hotels. Each lease has a non-cancelable term of three to thirty years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

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

Tax Status

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2004. In order to maintain its qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute, as “qualifying distributions,” at least 90.0% of its taxable income (determined without regard to the deduction for dividends paid and by excluding its net capital gains and reduced by certain non-cash items) to its stockholders. The Company has adhered to these requirements each taxable year since its formation in 2004 and intends to continue to adhere to these requirements and maintain its qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income (including its net capital gain) that is distributed to its stockholders. If the Company fails to qualify for taxation as a REIT in any taxable year, and no relief provision applies, it will be subject to federal income taxes at regular corporate rates and it would be disqualified from re-electing treatment as a REIT until the fifth taxable year after the year in which it failed to qualify as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

While the Operating Partnership is generally not subject to federal and state income taxes, the unit holders of the Operating Partnership, including the Company, are subject to tax on their respective allocable shares of the Operating Partnership’s taxable income.

The Company has one taxable REIT subsidiary, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2017, of approximately $19.4 million and deferred timing differences of approximately $2.1 million attributable to accrued, but not deductible, vacation and sick pay amounts and other depreciation and amortizable timing differences. The Company has not incurred federal income taxes since its formation. The cumulative taxable loss and combined timing differences result in a net deferred tax asset of approximately $5.5 million for these cumulative deferred tax loss carryforwards.

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

Employees

As of December 31, 2017, we employed twelve full-time persons, all of whom work at our corporate office in Williamsburg, Virginia. All persons employed in the day-to-day operations of each of our hotels are employees of our third-party hotel managers engaged by our TRS Lessees to operate such hotels.

Subsequent Events

Wilmington Mortgage Loan

On February 1, 2018, we received proceeds of $5.0 million on the Hilton Wilmington Riverside mortgage loan after meeting certain requirements, per the mortgage documents.

7.25% Senior Unsecured Notes Offering

On February 12, 2018, the Company and the Operating Partnership closed on a sale and issuance by the Operating Partnership of an aggregate $25.0 million of the 7.25% senior unsecured notes due 2021 (the “7.25% Notes”), unconditionally guaranteed by the Company, for net proceeds after all estimated expenses of approximately $23.3 million.  The Operating Partnership used the net proceeds from this offering, together with existing cash on hand and $57.0 million of asset-level mortgage indebtedness, to finance the acquisition of the Hyatt Centric Arlington hotel and for working capital.

Houston Mortgage Loan Amendment

On February 26, 2018, we entered into a First Amendment to Loan Agreement, Amended and Restated Promissory Note, and other related documents with International Bank of Commerce to amend the terms of the mortgage loan on The Whitehall hotel located in Houston, TX.  Pursuant to the amended loan documents, the maturity date is extended until February 26, 2023, the loan amortizes on a 25-year schedule with payments of principal and interest beginning immediately, and an initial principal balance of $15.0 million.

Hyatt Centric Arlington Acquisition

On March 1, 2018, we acquired the 318-room Hyatt Centric Arlington hotel located in Arlington, Virginia for an aggregate purchase price of $79.7 million, including seller credits (the “Arlington Acquisition”).  Concurrently with the closing, we entered into a franchise agreement with an affiliate of Hyatt Hotels Corporation for the hotel to continue operating as the Hyatt Centric Arlington, and a management agreement with Highgate Hotels for the management of the hotel.  The management agreement: (i) has an initial term of three years commencing March 1, 2018; (ii) provides for a base management fee equal to 2.50% of gross revenues; and (iii) provides for an incentive management fee equal to 10% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any year shall not exceed 0.5% of the gross revenues of the hotel.  The Hyatt Centric Arlington is subject to a long-term ground lease agreement that covers all of the land underlying the hotel.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross rooms revenues in excess of certain thresholds, as defined in the agreements.  The initial term of the ground lease expires in 2025 and may be extended by us for five additional renewal periods of 10 years each.

On March 1, 2018, we entered into a loan agreement, a first and second promissory note (“Note A” and “Note B”, respectively), and other loan documents, including a guarantee by the Operating Partnership, to secure an aggregate $57.0 million mortgage (the “Mortgage Loan”) on the Hyatt Centric Arlington hotel with Fifth Third Bank.  Pursuant to the Mortgage Loan documents, Note A is in the amount of $50.0 million; has a term of 3 years, with two 1-year extension options, each of which is subject to certain criteria; bears a floating interest rate of one-month LIBOR plus 3.00%; and amortizes on a 25-year schedule.  Pursuant to the Mortgage Loan documents, Note B is in the amount of $7.0 million; has a term of 1-year, with two 1-year extension options, each of which is subject to certain criteria; bears a floating interest rate of three-month LIBOR plus 5.00%; and requires monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1-year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.  The full amount of the loan proceeds, together with proceeds of the 7.25% Notes offering and cash on hand, were used to finance the Arlington Acquisition.

Other Commitments

On June 1, 2017, we entered into an agreement to purchase the commercial unit of the planned Hyde Beach House Resort & Residences, a condominium hotel under development in Hollywood, Florida, for a price of $5.1 million from 4000 South Ocean Property Owner, LLLP.  In connection with the agreement, we also entered into a pre-opening services agreement whereby the seller has agreed to pay the Company approximately $0.8 million in connection with certain pre-opening activities to be undertaken prior to the closing.  The Company has agreed to purchase inventories at closing consistent with the management and operation of the planned hotel and the related condominium association for an additional amount and has further agreed to enter into a lease agreement for the parking garage and poolside cabanas associated with the planned hotel; and to enter into a management agreement relating to the operation and management of the planned hotel’s condominium association.  The Company anticipates that the closing of the transaction and the execution of related agreements will take place in the second quarter of 2019, once construction of the planned hotel has been substantially completed.  The closing of the transaction is subject to various closing conditions as described in the purchase agreement.

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

Risks Related to Our Business and Properties

If the economy falls into a recessionary period or fails to maintain positive growth, our operating performance and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We had net loss attributable to the common shareholders of approximately $3.3 million for the 2017 fiscal year. An economic downturn may increase our losses or reduce our income in the future. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

We own a limited number of hotels and significant adverse changes at one hotel could have a material adverse effect on our financial performance and may limit our ability to make distributions to stockholders.

As of December 31, 2017, our portfolio consisted of eleven wholly-owned hotels with a total of 2,838 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

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

In keeping with our investment strategy, we may acquire, renovate and/or re-brand hotels in new or existing geographic markets as part of our repositioning strategy. Unanticipated expenses and insufficient demand for newly repositioned hotels could adversely affect our financial performance and our ability to comply with covenants in the indenture to the 7.25% Notes and to make distributions to the Company’s stockholders.

We have in the past, and may in the future, develop or acquire hotels in geographic areas in which our management may have little or no operating experience. Additionally, those properties may also be renovated and re-branded as part of a repositioning strategy. Potential customers may not be familiar with our newly renovated hotel or be aware of the brand change. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other geographic areas. These hotels may attract fewer customers than expected and we may choose to increase spending on advertising and marketing to promote the hotel and increase customer demand. Unanticipated expenses and insufficient demand at new hotel properties, therefore, could adversely affect our financial performance and our ability to comply with covenants in the indenture and to make distributions to the Company’s stockholders.  On March 1, 2018, we acquired the Hyatt Centric

Arlington located in Arlington, Virginia.  If this hotel attracts fewer customers than anticipated, it could adversely affect our financial performance.

We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel and as a result, our returns are dependent on the management of our hotels by our hotel management companies.

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS Lessees, and our TRS Lessees retain managers to operate our hotels pursuant to management agreements.

Under the terms of our management agreements with our hotel managers and the REIT qualification rules, our ability to participate in operating decisions regarding the hotels is limited. We will depend on our hotel managers to operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, and average daily rates (“ADR”), we may not be able to force a hotel management company to change its method of operating our hotels. Additionally, in the event that we need to replace a hotel management company in the future, we may be required by the terms of the applicable management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

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

A substantial number of our hotels operate under brands owned by Hilton Worldwide (Hilton); therefore, we are subject to risks associated with concentrating our portfolio in one brand.  We also own hotels operated under brands owned by InterContinental Hotels Group (IHG), Marriott International, Inc. (Marriott) and Hyatt Hotels Corporation (Hyatt).

In our portfolio, the majority of the hotels that we owned as of December 31, 2017 utilize brands owned by Hilton. As a result, our success is dependent in part on the continued success of Hilton and their respective brands. If market recognition or the positive perception of Hilton is reduced or compromised, the goodwill associated with the Hilton branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.  As of March 1, 2018, we owned one property each under the IHG, Marriott, and Hyatt brands.  Our success is also dependent in part on the continued success, market recognition, and positive perception of these brands.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our internal controls and financial reporting are subject to attestation by our independent registered public accounting firm pursuant to the Sarbanes-Oxley Act of 2002 for issuers that are “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. While we have undertaken substantial work to maintain effective internal controls, we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes in the future. We may in the future discover areas of our internal controls that need improvement. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of the Company’s shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel managers purchase some of our information technology from vendors, on whom our systems depend. We and our hotel managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel managers have taken steps we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper functionality, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Lodging Industry

Our ability to comply with the terms of the indenture for the 7.25% Notes, our ability to make distributions to the Company’s stockholders and the value of our hotels in general, may be adversely affected by factors in the lodging industry.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2017 and 2016, we spent approximately $23.2 million and approximately $14.9 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we, our TRS Lessees, and the management companies follow their standards. Failure by us, our TRS Lessees or a management company to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of continuing a franchise license, a franchisor may require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise license or to operate the hotel without a franchise license. The loss of a franchise license could significantly decrease the revenues at the hotel and reduce the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition and results of operations, our ability to comply with the terms of the indenture for the 7.25% Notes and reduce our cash available for distribution to stockholders.

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

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like hurricanes, earthquakes and floods, such as Hurricanes Harvey and Irma in August and September 2017, respectively, Hurricane Matthew in October 2016 and Hurricane Sandy in October 2012, losses from foreign terrorist activities, such as those on September 11, 2001, losses from power outages or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. Currently, our insurers provide terrorism coverage in conjunction with the Terrorism Risk Insurance Program sponsored by the federal government through which insurers are able to receive compensation for insured losses resulting from acts of terrorism.

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

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to comply with the terms of the indenture for the 7.25% Notes and to make distributions to the Company’s stockholders could be adversely affected.

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

Terrorism in the United States or elsewhere could have an adverse effect on our business, although the degree of impact will depend on a number of factors, including the U.S. and global economies and global financial markets. Previous terrorist attacks in the United States and subsequent terrorism alerts have adversely affected the travel and hospitality industries in the past. Such attacks, or the threat of such attacks, could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and/or our results of operations and financial condition, as a whole.

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
•

civil unrest, acts of God, including earthquakes, floods and other natural disasters such as Hurricanes Harvey and Irma in August and September of 2017, Hurricane Matthew in October 2016 and Hurricane Sandy in October 2012, which may result in uninsured losses, and acts of war or terrorism, including the consequences of terrorist acts, such as those that occurred on September 11, 2001.

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

The Company’s employment agreements with Andrew M. Sims, its chief executive officer, David R. Folsom, its president and chief operating officer, and Anthony E. Domalski, its secretary and chief financial officer, contain provisions providing for substantial payments to these officers in the event of a change of control of the Company. Specifically, if the Company terminates these executive’s employment without cause or the executive resigns with good reason, which includes a failure to nominate Andrew M. Sims to the Company’s board of directors or his involuntary removal from the Company’s board of directors, unless for cause or by vote of the stockholders, or if there is a change of control, each of these executives is entitled to the following:

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

The Company’s articles supplementary establishing and fixing the rights and preferences of each of our 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) and 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) provide that no person may directly or indirectly own more than 9.9% of the aggregate number of outstanding shares of Series B Preferred Stock or Series C Preferred Stock, respectively, excluding any outstanding shares of Series B Preferred Stock or Series C Preferred Stock not treated as outstanding for federal income tax purposes.  The Company’s board of directors has discretion to waive that ownership limit if, including other considerations, the board receives evidence that ownership in excess of the limit will not jeopardize the Company’s REIT status.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares.  As of December 31, 2017, 1,610,000 shares of our Series B Preferred Stock were issued and outstanding, and 1,300,000 shares of our Series C Preferred Stock were issued and outstanding.  The aggregate liquidation preference with respect to the outstanding shares of Series B Preferred Stock is approximately $40.3 million, and annual dividends on our outstanding shares of Series B Preferred Stock are approximately $3.2 million.  The aggregate liquidation preference with respect to the outstanding shares of Series C Preferred Stock is approximately $32.5 million, and annual dividends on our outstanding shares of Series C Preferred Stock are approximately $2.6 million.  Holders of both our Series B and Series C Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions.  This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.  In addition, holders of the Series B Preferred Stock and Series C Preferred Stock voting together as a separate class have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive).  Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future preferred offerings.  Thus, our stockholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.

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

Our organizational documents have no limitation on the amount of indebtedness we may incur. As a result, we may become highly leveraged in the future, which could materially and adversely affect us.

Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. In addition, our organizational documents contain no limitations on the amount of debt that we may incur, and the Company’s board of directors may change our financing policy at any time. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

•	our cash flows from operations may be insufficient to make required payments of principal and interest;
•	our debt may increase our vulnerability to adverse economic and industry conditions;
•

we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for funds available for operations and capital expenditures, future business opportunities or other purposes; and

•	the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced.

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

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2017, the principal balance of our secured debt was approximately $299.1 million, not accounting for reductions of unamortized premiums or deferred financing costs as shown on our balance sheet.  Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

Our financial leverage could negatively affect our business and financial results, including the following:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, working capital, capital expenditures, future business opportunities, paying dividends or other purposes;

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;
•	adversely affect our ability to satisfy our financial obligations, including those related to the 7.25% Notes;
•	limit our ability to refinance existing debt;
•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing;

•	force us to dispose of one or more of our properties, possibly on unfavorable terms;
•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;
•	force us to issue additional equity, possibly on terms unfavorable to existing shareholders;
•	limit our flexibility to make, or react to, changes in our business and our industry; and
•	place us at a competitive disadvantage, compared to our competitors that have less debt.

We must comply with financial covenants in our mortgage loan agreements and in the indenture for the 7.25% Notes.

Our mortgage loan agreements and indenture for the 7.25% Notes contain various financial covenants. Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, general economic conditions and disruption caused by renovation activity or major weather disturbances.

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

If we violate the financial covenants in the indenture for the 7.25% Notes, we may attempt to cure that violation by engaging in one or more transactions pursuant to the cure provision in that indenture.

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

We have mortgage debt obligations maturing in 2018 and 2019, and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. The ability to refinance or replace mortgage debt is subject to market conditions, and could become limited in the future. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In August 2018, the mortgage on our DoubleTree by Hilton Raleigh Brownstone University matures and in April and June of 2019, respectively, the mortgages on DoubleTree by Hilton Philadelphia Airport and Crowne Plaza Tampa Westshore mature. We also have additional significant obligations maturing in subsequent years. The total aggregate amount of our debt obligations scheduled to mature in 2018 and 2019, inclusive of monthly amortization of all our indebtedness, is approximately $74.1 million, which represents approximately 24.8% of our total debt obligation outstanding as of December 31, 2017.

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

For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder Sotherly’s ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”). In addition, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgages on the DoubleTree by Hilton Philadelphia Airport, the Crowne Plaza Tampa Westshore, The Whitehall and the Hyatt Centric Arlington. Each of these mortgages bears interest at rates tied to the 1-month or 3-month London Interbank Offered Rate (“LIBOR”) and provide for minimum rates of interest. To the extent that increases in the LIBOR rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

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

Conflicts of interest relating to Chesapeake Hospitality, the entity that manages all but one of our hotels, and the terms of its management agreements with Chesapeake Hospitality may lead to management decisions that are not in the stockholders’ best interest.

Conflicts of interest relating to Chesapeake Hospitality may lead to management decisions that are not in the stockholders’ best interest. Andrew M. Sims, our chairman and chief executive officer, and Kim E. Sims, a former member of our board of directors, together own a substantial interest in Chesapeake Hospitality which manages all but one of our hotels.

Our management agreements with Chesapeake Hospitality establish the terms of Chesapeake Hospitality’s management of our hotels covered by those agreements. The Master Agreement provides that in the event the agreement is terminated in connection with the sale of a hotel, and Chesapeake Hospitality accepts an offer to manage another hotel which is reasonable comparable to the hotel that was sold, we will not be liable for any termination fee. If we do not offer Chesapeake Hospitality such opportunity or Chesapeake Hospitality declines such opportunity, then a termination fee equivalent to the lesser of the management fees paid for the prior twelve-month period or the management fees for the period prior to the sale that is equal to the number of months remaining under the term of the agreement will be due. If we terminate the agreement at the end of any renewable five-year term, Chesapeake Hospitality is due a termination fee equivalent to one month’s management fees, as determined under the agreement.

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

Holders of units in our Operating Partnership, including trusts controlled in whole or part by members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including a trust controlled by Andrew M. Sims and two former members of our board of directors, and a charitable trust controlled by Edward S. Stein, may have different objectives than holders of the Company’s stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. As of December 31, 2017, these trusts owned approximately 1.0% of the outstanding units in our Operating Partnership. Although the individuals controlling the trusts do not have any beneficial interest in the trusts, they may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to the Company’s stockholders, or may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Our agreements with Chesapeake Hospitality and its affiliates, including the contribution agreements and the partnership agreement of our Operating Partnership, were not negotiated on an arms’ length basis and may be less favorable to us than we could have obtained from third parties.

In connection with the Company’s initial public offering, we entered into various agreements with Chesapeake Hospitality and its affiliates, including contribution agreements, a master management agreement, a strategic alliance agreement, subleases, the partnership agreement of our Operating Partnership and employment agreements – of which only the contribution agreements and the partnership agreement of our Operating Partnership have not expired. In addition, we entered into various separate management agreements with Chesapeake Hospitality which have all been superseded by the Master Agreement and new individual hotel agreements executed in December 2014. The terms of all of these agreements were determined by our management team, who had conflicts of interest as described above and ownership interests in Chesapeake Hospitality and its affiliates. The terms of all of these agreements may be less favorable to us than we could have obtained from third parties.

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

If the Company fails to qualify as a REIT in any taxable year, it will be required to pay federal income tax on its taxable income at regular corporate rates. The resulting tax liability might cause the Company to borrow funds, liquidate some of its investments or take other steps that could negatively affect its operating results in order to pay any such tax. Unless it is entitled to relief under certain statutory provisions, the Company would be disqualified from treatment as a REIT for the four taxable years following the year in which it lost its qualification. If the Company lost its REIT status, its net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, the Company would no longer be required to make distributions to its stockholders, and it would not be able to deduct any stockholder distributions in computing its taxable income. This would substantially reduce the Company’s earnings, cash available to pay distributions, and the value of common stock.

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

At December 31, 2017, our financial statements reflected deferred tax assets totaling approximately $5.5 million, of which approximately $4.9 million relates to significant federal and state net operating losses (“NOLs”) generated by our TRS Lessee over the past three years.  We are generally able to carry NOLs forward to reduce taxable income in future years.  Our ability to use our NOLs to reduce future tax payments is dependent upon our ability to sustain profitability during the time period over which these NOLs may be used under applicable tax law.  Moreover, changes to NOL rules made for taxable years beginning after December 31, 2017 under recently enacted tax legislation (discussed further below under the caption “Risk Factors—U.S. tax reform and related regulatory action could adversely affect you”), will also limit the use of existing NOLs to 80% of a corporation’s taxable income for a taxable year.  This, along with the reduced corporate income tax rate, may decrease the value of the TRS Lessee’s NOLs.  NOLs generated in 2018 and beyond cannot be carried back and may only be used in subsequent taxable years. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating a number of factors, including a demonstrated track record of past profitability, reasonable forecasts of future taxable income, and anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.  At December 31, 2017, we determined based on all available positive and negative evidence that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  We made this determination considering reasonable tax strategies available to us capable of ensuring the realization of our deferred tax assets, anticipated changes in the lease rental payments and one-time losses that generated some of our net operating losses.  However, there is no assurance that the TRS Lessee will be able to achieve profitability. The TRS Lessee’s ability to generate sustained profitability in the amounts necessary to realize our deferred tax assets against future taxable income depends upon general economic and market conditions, interest rates, and the TRS Lessee’s ability to meet our strategic plans.  If the TRS Lessee is unable to generate adequate sustained profitability, we may be required to record a valuation allowance against some or all of our deferred tax assets, which would negatively impact our financial results.

Taxation of dividend income could make the Company’s stock less attractive to investors and reduce the market price of its stock.

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect the Company or could adversely affect its stockholders. Currently, “qualified dividends,” which include dividends from domestic C corporations that are paid to non-corporate stockholders, are subject to a reduced maximum U.S. federal income tax rate of 20.0%, plus a 3.8% Medicare tax discussed below. Because REITs generally do not pay corporate-level taxes as a result of the dividends-paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for a reduced tax rate. Non-corporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

Investors may be subject to a 3.8% Medicare tax in connection with an investment in the Company’s stock.

The U.S. tax laws impose a 3.8% “Medicare tax” on the “net investment income” (i.e., interest, dividends, capital gains, annuities, and rents that are not derived in the ordinary course of a trade or business) of individuals with income exceeding $200,000 ($250,000 if married filing jointly or $125,000 if married filing separately), and of estates and trusts. Dividends on the Company’s stock as well as gains from the disposition of the Company’s stock or may be subject to the Medicare tax. Prospective investors should consult with their independent advisors as to the applicability of the Medicare tax to an investment in the Company’s stock in light of such investors’ particular circumstances.

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

U.S. tax reform and related regulatory action could adversely affect you.

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors in Company stock.  The Tax Cuts and Jobs Act (“TCJA”), which the President signed on December 22, 2017, made significant changes to the U.S. federal tax system.  Specifically, and as relevant to the Company and its subsidiaries, the TCJA reduced the maximum corporate tax rate from 35% to 21%, allows for full expensing of certain property, revised the net operating loss provisions, set limitations on certain types of interest deductions, and expanded limitations on deductions for executive compensation.  The TCJA did not modify the existing REIT rules, and we still are not required to pay federal taxes provided we comply with the existing requirements to qualify as a REIT.

The following provisions of the TCJA may have an impact on the Company and investors in Company stock:

•

Interest deductibility.  The TCJA imposes a limitation on the deduction for certain business interest, subject to exceptions for electing real property trades or businesses provided the real property trade or business adopts the alternative depreciation system with respect to its property.  While we believe the Company and its subsidiaries, and the Operating Partnership are each engaged in a real property trade or business, the matter is not free from doubt.  As a result, if any of the Company, its subsidiaries, or the Operating Partnership cannot deduct all of their interest expense, or are ineligible to elect exemption from the rules, this will potentially increase the Company’s taxable income and potentially increase the amount of taxable dividends we distribute to investors of Company stock.

•

Reduced rate for pass-through entities.  The TCJA provides non-corporate taxpayers with a potential 20% deduction against taxable income with respect to certain income earned through pass-through entities.  REIT ordinary dividends, such as dividends the Company distributes to investors of its stock, automatically qualify for the deduction, however it is unclear whether Company dividends earned indirectly through a regulated investment company (within the meaning of Code section 851) will qualify.

•

Expanded limitations on deductions for executive compensation.  The TCJA expanded the scope of section 162(m), which limits deductions for annual compensation paid to certain employees of publicly trade corporations, including REITs.  If a deduction is denied under this provision, this will increase our taxable income and potentially increase the amount of taxable dividends we distribute to investors of our stock.

Investors in our stock are strongly encouraged to consult with a tax advisor with respect to the potential impact the TCJA may have with respect to investing in our Company’s stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2017, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR):

	Number of		Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms		2017	2017	2017	2016	2016	2016	2015	2015	2015
Crowne Plaza Tampa Westshore, Tampa, Florida	222		79.1%	$119.85	$94.81	74.6%	$116.15	$86.69	72.5%	$111.08	$80.53
The DeSoto, Savannah, Georgia	246		66.6%	$159.50	$106.15	71.5%	$155.87	$111.48	76.9%	$154.52	$118.89
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293		79.9%	$132.19	$105.56	77.4%	$126.67	$98.06	67.4%	$109.20	$73.60
DoubleTree by Hilton Laurel, Laurel, Maryland	208		64.9%	$107.77	$69.91	60.5%	$104.35	$63.16	48.2%	$95.19	$45.86
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331		75.5%	$135.54	$102.32	77.0%	$144.92	$111.66	79.3%	$136.32	$108.13
DoubleTree by Hilton Raleigh Brownstone – University, Raleigh, North Carolina	190		74.2%	$133.24	$98.91	70.0%	$134.74	$94.33	71.5%	$131.61	$94.16
DoubleTree Resort by Hilton Hollywood Beach, Hollywood, Florida (1)	311		72.1%	$170.76	$123.12	79.6%	$170.57	$135.74	83.1%	$174.35	$144.86
Georgian Terrace, Atlanta, Georgia	326		70.6%	$175.06	$123.66	70.8%	$160.89	$113.88	69.9%	$155.56	$108.70
Hilton Wilmington Riverside, Wilmington, North Carolina	272		68.3%	$148.69	$101.62	70.5%	$147.14	$103.72	71.6%	$138.36	$99.07
Sheraton Louisville Riverside, Jeffersonville, Indiana	180		63.8%	$133.86	$85.45	63.1%	$137.34	$86.60	69.5%	$131.74	$111.87
The Whitehall, Houston, Texas	259		58.1%	$147.66	$85.78	54.4%	$140.70	$76.56	70.9%	$142.05	$100.66
Wholly-Owned Properties Total	2,838
Condominium Hotel
Hyde Resort & Residences, Hollywood Beach, Florida	215	(2)	37.9%	$282.20	$106.84	n/a	n/a	n/a	n/a	n/a	n/a
Total Hotel & Participating Condominium Hotel Rooms	3,053

(1)

The operating metrics for the DoubleTree Resort by Hilton Hollywood Beach rely on information from both the period prior to, and the period subsequent to, the Company’s acquisition of the hotel.  On October 25, 2017, the Company rebranded the Crowne Plaza Hollywood Beach Resort to the DoubleTree Resort by Hilton Hollywood Beach.

(2)

We own the hotel commercial unit and operate a rental program.  Reflects only those condominium units that were participating in the rental program as of December 31, 2017.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owners and unavailable for rent to hotel guests.  We sometimes refer to each participating condominium unit as a “room”.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock trades on the NASDAQ ® Global Market under the symbol “SOHO”. The following table sets forth, for the indicated period, the intraday high and low prices for the common stock, as reported on NASDAQ ®:

	Price Range
	High	Low
Year Ended December 31, 2017
First Quarter	$7.50	$6.36
Second Quarter	$6.90	$5.70
Third Quarter	$6.73	$5.84
Fourth Quarter	$6.84	$5.85
Year Ended December 31, 2016
First Quarter	$6.59	$4.59
Second Quarter	$5.99	$5.00
Third Quarter	$6.35	$5.22
Fourth Quarter	$7.11	$4.65

The closing price of the Company’s common stock on the NASDAQ ® Global Market on March 1, 2018 was $6.13 per share.

Stockholder Information

As of March 1, 2018, there were 87 holders of record of the Company’s common stock and as of March 1, 2018, there were approximately 4,861 beneficial owners of the Company’s common stock.

The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2012, to the NASDAQ ® closing price per share on December 31, 2017, with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2012 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

Name	Value of Initial	Value of	Value of	Value of	Value of	Value of
	Investment at	Investment at	Investment at	Investment at	Investment at	Investment at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2013	2014	2015	2016	2017
Sotherly Hotels, Inc.	$100.00	$182.40	$238.70	$206.05	$260.87	$264.41
Russell 2000 Index	$100.00	$138.82	$145.61	$139.49	$166.67	$188.57
FTSE NAREIT Equity Index	$100.00	$102.90	$131.71	$135.40	$147.04	$159.84

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Recent Sales of Unregistered Securities

On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has used and expects to continue to use available working capital to fund purchases under the stock repurchase program.  The repurchase program is authorized until December 31, 2018, unless extended by the board of directors.  The repurchase program may be suspended or discontinued at any time, and the Company is not obligated to acquire any particular amount or number of shares.  As of December 31, 2017, the Company has repurchased 882,820 shares of common stock at an average price of $6.68 per share totaling approximately $5.9 million.  Through December 31, 2017 the Company repurchased the following amounts of common stock and the repurchased shares have been returned to the status of authorized but unissued shares of common stock:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
December 1- December 31, 2016	481,100	$6.53	481,100	$6,835,464
January 1- December 31, 2017	401,720	$6.80	882,820	$4,104,423

The Company adopted an Employee Stock Ownership Plan (“ESOP”) in December 2016, effective as of January 1, 2016.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is funded by a loan from the Company, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock.  Through December 31, 2017 the ESOP purchased the following amounts of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
January 1 – January 31, 2017	352,300	$6.99	352,300	$	n/a
February 1 – February 28, 2017	330,200	7.25	330,200		n/a
March 1 – December 31, 2017	0	n/a	0		n/a
Total	682,500	$7.09	682,500	$	n/a

Use of Proceeds from Registered Securities

As of December 31, 2017, the Company has applied all remaining proceeds from its offering of Series B Preferred Stock to working capital.

On October 11, 2017, the Company sold 1,200,000 shares, $0.01 par value per share, of its Series C Preferred Stock pursuant to a registration statement on Form S-3 (file no. 333-220369), and an additional 100,000 shares of its Series C Preferred Stock on October 17, 2017, for total net proceeds after all expenses of approximately $30.4 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units. The Operating Partnership used the net proceeds to redeem the entire $25.3 million aggregate principal amount of its outstanding 7.0% senior unsecured notes (the “7% Notes”), plus a 1.0% premium, for a total use of proceeds of approximately $25.6 million, and applied the remaining proceeds to working capital.

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public, and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of March 1, 2018, there were 12 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc.

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership may issue and/or repurchase limited partnership units (common and/or preferred) to the Company, as required by the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

Except for shares of Series C Partnership Units issued to the Company in connection with the contribution to the Operating Partnership of the net proceeds of the public offering of Series C Preferred Stock, there were no sales of unregistered securities in the Operating Partnership during 2017.

Use of Proceeds from Registered Securities

There were no sales of registered securities in the Operating Partnership during 2017.

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

The following tables set forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its common and preferred shares to Company’s stockholders for fiscal year 2016 to 2017. The same table sets forth the Operating Partnership’s distributions per common and preferred partnership units for fiscal year 2016 to 2017:

Dividend (Distribution) Payments - Common
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2016	March 31, 2016	April 11, 2016	$0.085	73.50%	26.50%
April 2016	June 30, 2016	July 11, 2016	$0.090	73.50%	26.50%
July 2016	September 30, 2016	October 11, 2016	$0.095	73.50%	26.50%
October 2016	December 31, 2016	January 11, 2017	$0.095	73.50%	26.50%
January 2017	March 31, 2017	April 11, 2017	$0.100	20.08%	79.92%
April 2017	June 30, 2017	July 11, 2017	$0.105	20.08%	79.92%
July 2017	September 30, 2017	October 11, 2017	$0.110	20.08%	79.92%
October 2017	December 31, 2017	January 11, 2018	$0.110	20.08%	79.92%

Dividend (Distribution) Payments - Series B Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
August 2016	September 30, 2016	October 17, 2016	$0.2111	73.50%	26.50%
October 2016	December 31, 2016	January 17, 2017	$0.500	73.50%	26.50%
January 2017	March 31, 2017	April 17, 2017	$0.500	20.08%	79.92%
April 2017	June 30, 2017	July 17, 2017	$0.500	20.08%	79.92%
July 2017	September 30, 2017	October 17, 2017	$0.500	20.08%	79.92%
October 2017	December 31, 2017	January 17, 2018	$0.500	20.08%	79.92%

Dividend (Distribution) Payments - Series C Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
October 2017	December 31, 2017	January 17, 2018	$0.443	20.08%	79.92%

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for Sotherly Hotels Inc. and Sotherly Hotels LP for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. The financial results for the DoubleTree Resort by Hilton Hollywood Beach, in which we had a 25.0% indirect interest, are not consolidated through July 31, 2015, as we accounted for our investment under the equity method of accounting.  However, from August 1, 2015 through December 31, 2015 and for subsequent fiscal years, we did consolidate the financial results for the DoubleTree Resort by Hilton Hollywood Beach, as a result of our acquisition of the remaining 75.0% interest in the hotel.  The following selected historical financial data was derived from audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and in prior filings. The Company’s financial statements: for the years ended December 31, 2017 and 2016, have been audited by Dixon Hughes Goodman LLP; for the years ended December 31, 2015 and 2014, have been audited by Grant Thornton LLP; and for the year ended December 31, 2013, has been audited by PBMares, LLP (formerly Witt Mares, PLC), our independent registered public accounting firms, for such periods. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

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

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Statement of Operations
Total Revenues	$154,266,693	$152,845,752	$138,533,476	$122,939,919	$89,374,527
Total Operating Expenses excluding Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(119,613,294)	(118,854,236)	(109,153,366)	(95,290,304)	(69,888,820)
Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(18,489,511)	(15,384,390)	(14,050,060)	(15,144,284)	(9,078,228)
Net Operating Income	16,163,888	18,607,126	15,330,050	12,505,331	10,407,479
Interest Income	218,656	115,785	50,461	19,865	17,914
Interest Expense	(15,727,628)	(17,735,107)	(16,515,827)	(14,636,870)	(9,606,479)
Other Income (Expense) – net	1,112,377	(1,455,289)	6,196,936	(354,558)	(3,796,410)
Income Tax Benefit (Provision)	(1,737,804)	1,367,634	1,336,033	1,727,723	(1,496,096)
Net Income (Loss)	29,489	900,149	6,397,653	(738,509)	(4,473,592)
Net (Income) Loss Attributable to Noncontrolling Interest	413,014	26,567	(1,040,987)	153,838	989,623
Net Income (Loss) Attributable to the Company	442,503	926,716	5,356,666	(584,671)	(3,483,969)
Distributions to Preferred Stockholders	(3,781,639)	(1,144,889)	—	—	—
Net Income/(Loss) Attributable to Common Stockholders	$(3,339,136)	$(218,173)	$5,356,666	$(584,671)	$(3,483,969)

Statement of Cash Flows
Cash provided by Operations – net	$15,757,548	$17,415,409	$11,377,374	$14,851,255	$9,594,751
Cash used in Investing – net	(18,296,187)	(12,940,766)	(41,132,602)	(71,096,578)	(29,527,589)
Cash provided by Financing – net	549,709	15,798,218	24,614,643	63,503,194	22,133,750
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,988,930)	$20,272,861	$(5,140,585)	$7,257,871	$2,200,912

Balance Sheet
Investments in Hotel Properties, Net	$357,799,512	$348,593,912	$354,963,242	$260,192,153	$202,645,633
Investment in Hotel Properties Held for Sale, Net	—	5,333,000	—	—	—
Total Assets (1)	409,953,340	406,019,564	388,972,239	294,414,755	224,348,253
Mortgage Loans, net	297,318,816	282,708,289	270,331,724	203,071,186	158,472,571
Unsecured Notes, net	—	24,308,713	50,460,106	49,715,183	25,670,141
Total Liabilities	315,778,310	324,680,276	336,113,871	266,904,898	193,493,458
Noncontrolling Interest (1)	1,154,775	2,329,175	3,855,237	4,132,662	5,669,386
Total Sotherly Hotels Inc. Stockholders’ Equity (1)	$93,020,255	$79,010,113	$49,003,131	$23,377,195	$25,185,409

Operating Data
Average Number of Available Rooms	2,848	3,011	2,828	2,622	2,148
Total Number of Available Room Nights	1,042,271	1,102,026	1,032,353	957,060	783,936
Occupancy Percentage (2)	68.8%	69.8%	69.9%	70.3%	67.4%
Average Daily Rate (ADR) (2)	$147.77	$140.63	$134.21	$125.77	$118.91
RevPAR (2)	$101.70	$98.18	$93.80	$88.42	$80.16

Additional Financial Data
FFO (3)	$12,418,252	$15,139,650	$14,103,844	$14,765,677	$5,150,303
Adjusted FFO (3)	15,664,335	15,100,188	14,904,608	14,142,080	10,766,147
Hotel EBITDA (4)	40,989,325	40,012,581	36,447,390	32,084,957	23,220,515
Income (Loss) Per Basic Share	$(0.24)	$(0.01)	$0.43	$(0.06)	$(0.34)

(1)	As of the period end.
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

(4)

Hotel EBITDA represents the portion of net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) equity in the income or loss of equity investees, (5) unrealized gains and losses on derivative instruments not included in other comprehensive income, (6) gains and losses on disposal of assets, (7) realized gains and losses on investments, (8) impairment of long-lived assets or investments, (9) loss on early debt extinguishment, (10) gains or losses on change in control, (11) corporate general and administrative expense, (12) depreciation and amortization, (13) gains and losses on involuntary conversions of assets, (14) distributions to preferred stockholders and (15) other operating revenue not related to our wholly-owned portfolio.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Net Income/(Loss) Attributable to the Common Stockholders	$(3,339,136)	$(218,173)	$5,356,666	$(584,671)	$(3,483,969)
Add: Net Income (Loss) Attributable to the Noncontrolling Interest	(413,014)	(26,567)	1,040,987	(153,838)	(989,623)
Depreciation and Amortization	16,999,619	15,019,071	13,591,495	11,969,284	8,467,228
Equity in Depreciation and Amortization of Joint Venture	—	—	259,279	529,053	545,667
Impairment of Investment in Hotel Properties, Net	—	—	500,000	3,175,000	611,000
Gain on Change in Control	—	—	(6,603,148)	—	—
Gain on Involuntary Conversion of Assets	(2,242,876)	—	—	(169,151)	—
Loss (Gain) on Sale or Asset Disposal	1,413,659	365,319	(41,435)	—	—
Funds From Operations	$12,418,252	$15,139,650	$14,103,844	$14,765,677	$5,150,303
(Increase) Decrease in Deferred Income Taxes	1,498,222	(1,558,966)	(1,780,571)	(1,961,663)	1,370,189
Acquisition Costs	—	—	634,376	155,187	89,743
Loss on Starwood Settlement	—	—	324,271	—	—
Over-Assessed Real Estate Taxes Under Appeal	—	—	497,733	—	—
Loan Modification Fees	—	64,215	243,229	—	—
Franchise Termination Fee	—	—	—	351,800	—
Realized and Unrealized (Gain) Loss on Hedging Activities (A)	28,384	37,384	108,819	—	(89,998)
Realized and Unrealized Loss on Warrant Derivative	—	—	—	—	2,205,248
Loss on Aborted Offering Costs	541,129	—	—	—	—
Loss on Early Debt Extinguishment (A)	1,178,348	1,417,905	772,907	831,079	2,040,662
Adjusted FFO	$15,664,335	$15,100,188	$14,904,608	$14,142,080	$10,766,147

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.

The following is a reconciliation of net income/(loss) to Hotel EBITDA for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Net Income/(Loss) Attributable to the Common Stockholders	$(3,339,136)	$(218,173)	$5,356,666	$(584,671)	$(3,483,969)
Add: Net Income (Loss) Attributable to the Noncontrolling Interest	(413,014)	(26,567)	1,040,987	(153,838)	(989,623)
Interest Expense	15,727,628	17,735,107	16,515,827	14,636,870	9,606,479
Interest Income	(218,656)	(115,785)	(50,461)	(19,865)	(17,914)
Distributions to Preferred Stockholders	3,781,639	1,144,889	—	—	—
Income Tax Provision (Benefit)	1,737,804	(1,367,634)	(1,336,033)	(1,727,723)	1,496,096
Depreciation and Amortization	16,999,619	15,019,071	13,591,495	11,969,284	8,467,228
Equity in (Earnings) Loss of Joint Venture	—	—	(475,514)	(307,370)	(449,500)
Loss (Gain) on Sale or Asset Disposal	1,413,659	365,319	(41,435)	—	—
Gain on Involuntary Conversion of Assets	(2,242,876)	—	—	(169,151)	—
Realized and Unrealized Loss (Gain) on Hedging Activities	28,384	37,384	108,819	—	—
Realized and Unrealized Loss on Warrant Derivative	—	—	—	—	2,205,248
Loss on Early Debt Extinguishment	1,178,348	1,417,905	772,907	831,079	2,040,662
Impairment of Investment in Hotel Properties, Net	—	—	500,000	3,175,000	611,000
Corporate General and Administrative Expenses	6,335,926	6,021,065	7,268,256	5,085,949	4,360,582
Gain on Change in Control	—	—	(6,603,148)	—	—
Net Lease Rental Income	—	—	—	(350,000)	(350,000)
Other Fee Income	—	—	(200,976)	(300,607)	(275,774)
Hotel EBITDA	$40,989,325	$40,012,581	$36,447,390	$32,084,957	$23,220,515

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States.  Since January 1, 2015, we have engaged in the following acquisition and disposition activity:

•

On July 31, 2015, we acquired the remaining 75.0% interest in (i) the entity that owns the DoubleTree Resort by Hilton Hollywood Beach, and (ii) the entity that leases the DoubleTree Resort by Hilton Hollywood Beach.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the DoubleTree Resort by Hilton Hollywood Beach.

•	On January 30, 2017, we acquired of the hotel commercial unit of the Hyde Resort & Residences, a 400-unit condominium-hotel located in the Hollywood, Florida market.
•	On February 7, 2017, we closed on the sale of the Crowne Plaza Hampton Marina.
•

On June 1, 2017, we entered into an agreement to purchase the commercial unit of the planned Hyde Beach House Resort & Residences, a condominium hotel under development in Hollywood, Florida, for a price of $5.1 million from 4000 South Ocean Property Owner, LLLP.  In connection with the agreement, we also entered into a pre-opening services agreement whereby the seller has agreed to pay the Company approximately $0.8 million in connection with certain pre-opening activities to be undertaken prior to the closing.  The Company has agreed to purchase inventories at closing consistent with the management and operation of the planned hotel and the related condominium association for an additional amount and has further agreed to enter into a lease agreement for the parking garage and poolside cabanas associated with the planned hotel; and to enter into a management agreement relating to the operation and management of the planned hotel’s condominium association.  The Company anticipates that the closing of the transaction and the execution of related agreements will take place in the second quarter of 2019, once construction of the planned hotel has been substantially completed.  The closing of the transaction is subject to various closing conditions as described in the purchase agreement.

•

On March 1, 2018, we acquired the 318-room Hyatt Centric Arlington hotel located in Arlington, Virginia for an aggregate purchase price of $79.7 million, including seller credits.  The Hyatt Centric Arlington hotel is subject to a long-term ground lease agreement that covers all of the land underlying the hotel.

As of December 31, 2017, our hotel portfolio consisted of eleven full-service, primarily upscale and upper-upscale hotels with 2,838 rooms, eight of which operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree and Sheraton, and three of which are independent hotels, and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.  As of December 31, 2017, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
Crowne Plaza Tampa Westshore	222		Tampa, FL	October 29, 2007	Upscale
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach(2)	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hilton Wilmington Riverside	272		Wilmington, NC	December 21, 2004	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,838

Condominium Hotel
Hyde Resort & Residences	215	(3)	Hollywood, FL	January 30, 2017	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,053

(1)	Operated as an independent hotel.
(2)	On October 25, 2017, the Company rebranded the Crowne Plaza Hollywood Beach Resort to the DoubleTree Resort by Hilton Hollywood Beach.
(3)

We own the hotel commercial unit and operate a rental program.  Reflects only those condominium units that were participating in the rental program as of December 31, 2017.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room”.

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and owns an approximate 88.8% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessees that are wholly-owned subsidiaries of the Operating Partnership, which then engage hotel management companies to operate the hotels under a management agreement. Our TRS Lessees have engaged Chesapeake Hospitality and Highgate Hotels to manage our hotels. Our TRS Lessees, and their parent, MHI Hospitality TRS Holding, Inc., are consolidated into each of our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

The following table illustrates the key operating metrics for the years ended December 31, 2017 and 2016 for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the eleven wholly-owned properties that were under our control during all of 2016 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Hyde Resort & Residences, which was acquired on January 30, 2017.

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Actual	Same-Store	Actual	Same-Store
Occupancy %	68.8%	70.6%	69.8%	70.7%
ADR	$147.77	$144.21	$140.63	$142.71
RevPAR	$101.70	$101.88	$98.18	$100.91

Revenue. Total revenue for the year ended December 31, 2017 was approximately $154.3 million, an increase of approximately $1.4 million, or 0.9%, from total revenue for the year ended December 31, 2016 of approximately $152.8 million.  The increase in revenue for the year ended December 31, 2017 resulted mainly from management fees earned at the Hyde Resort & Residences condominium hotel, which commenced operations on February 1, 2017, accounting for an increase of approximately $4.0 million for the period and by increases in revenues of approximately $4.7 million for the period at our properties in Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia. These increases in revenue were offset by the sale of our property in Hampton, Virginia which reduced revenues by approximately $4.8 million; the impact of renovation activities at our properties in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida which had reduced revenues of approximately $1.2 million in the aggregate; and by decreases in revenue realized by our properties in Raleigh, North Carolina; Philadelphia, Pennsylvania and Jeffersonville, Indiana of approximately $1.3 million in the aggregate.

Room revenues at our properties for the year ended December 31, 2017 decreased approximately $2.5 million, or 2.3%, to approximately $105.7 million compared to room revenues for the year ended December 31, 2016 of approximately $108.2 million.  The decrease in room revenue for the year ended December 31, 2017 resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $3.2 million.  In addition, our properties impacted by renovation activities in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida had reduced revenues of approximately $2.2 million in the aggregate. Room revenue decreases of approximately $1.3 million in the aggregate were also realized by our properties in Philadelphia, Pennsylvania and Jeffersonville, Indiana.  These decreases in room revenues for the year ended December 31, 2017 were offset by room revenue increases of approximately $4.2 million in the aggregate at our properties in Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia, which on a combined basis reflected a 1.7% decrease in occupancy, as compared to the same period in 2016.

Food and beverage revenues at our properties for the year ended December 31, 2017 decreased approximately $0.9 million, or 2.5%, to approximately $34.5 million compared to food and beverage revenues of approximately $35.4 million for the year ended December 31, 2016.  The decrease in food and beverage revenues for the year ended December 31, 2017, resulted mainly from the sale of our property in Hampton, Virginia which reduced revenues by approximately $1.4 million.  Food and beverage revenue decreases of approximately $0.7 million were also realized by our properties in Raleigh, North Carolina; Jeffersonville, Indiana; Tampa, Florida; and Atlanta, Georgia.  These decreases were offset by an increase in food and beverage revenues of approximately $1.2 million at our properties in Wilmington, North Carolina, Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Hollywood Beach, Florida and Houston, Texas.

Other operating revenues for the year ended December 31, 2017 increased approximately $4.8 million, or 51.4%, to approximately $14.0 million compared to other operating revenues for the year ended December 31, 2016 of approximately $9.3 million. The increase in revenue from other operating departments for the year ended December 31, 2017 resulted mainly from the start of operations at the Hyde Resort & Residences, accounting for an increase of approximately $4.0 million for the period and $0.3 million received by the Hollywood Beach, Florida property for construction interruption payments relating to the construction of a new building next to the property.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $0.4 million, or 0.4%, for the year ended December 31, 2017 to approximately $113.3 million compared to hotel operating expenses for the year ended December 31, 2016 of approximately $112.8 million. The increase in hotel operating expenses for the year ended December 31, 2017 was substantially related to the start of operations at the Hyde Resort & Residences, accounting for an increase in expenses of approximately $4.3 million for the period, which was offset by a decrease in expenses of approximately $4.6 million after the sale of our property in Hampton, Virginia.  This net decrease of approximately $0.3 million was offset by a net increase in hotel operating expenses of approximately $0.7 million for the period at all of our other properties.

Rooms expense at our properties for the year ended December 31, 2017 decreased approximately $1.6 million, or 5.7%, to approximately $26.7 million compared to rooms expense of approximately $28.3 million for the year ended December 31, 2016.  After a $0.6 million reclassification reduced rooms expenses and increased indirect costs during the year ended December 31, 2016, the remaining decrease in rooms expense, resulted mainly from a decrease in expenses of approximately $1.3 million following the sale of our property in Hampton, Virginia. In addition, rooms expenses decreased by approximately $0.9 million in the aggregate at our properties in Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Hollywood Beach, Florida; Jeffersonville, Indiana and Tampa, Florida, which were offset by increases at our properties in Laurel, Maryland; Jacksonville, Florida; Houston, Texas and Atlanta, Georgia by approximately $0.6 million in the aggregate.

Food and beverage expenses at our properties for the year ended December 31, 2017 increased approximately $0.2 million, or 0.9%, to approximately $24.6 million compared to food and beverage expense of approximately $24.4 million for the year ended December 31, 2016. The increase in food and beverage expenses for the year ended December 31, 2017 was substantially related to increases for food and beverage expenses of approximately $1.7 million in the aggregate at our properties in Savannah, Georgia; Laurel, Maryland; Jacksonville, Florida; Hollywood Beach, Florida and Houston, Texas, offset by a decrease in expenses of approximately $1.1 million following the sale of our property in Hampton, Virginia along with decreases of approximately $0.4 million in the aggregate at our remaining properties.

Expenses from other operating departments increased approximately $2.0 million, or 80.6%, to approximately $4.4 million for the year ended December 31, 2017 compared to expenses from other operating departments of approximately $2.4 million for the year ended December 31, 2016.  The increase in expense from other operating departments for the year ended December 31, 2017 resulted mainly from the acquired interest and new operations in Hollywood Beach, Florida, accounting for an increase of approximately $2.5 million for the period, offset by a net decrease of approximately $0.5 million at our other properties.

Indirect expenses at our properties for the year ended December 31, 2017 decreased approximately $0.1 million, or 0.2%, to approximately $57.6 million compared to indirect expenses of approximately $57.7 million for the year ended December 31, 2016. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. After a $0.6 million reclassification reduced rooms expenses and increased indirect costs during the year ended December 31, 2016, most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees.  Specifically, increases in indirect expenses were substantially related to our acquisition of the Hyde Resort in Hollywood Beach, Florida, accounting for an increase of approximately $1.8 million for the period, compared to the year ended December 31, 2016.  Additionally, there were increases in indirect expenses at our properties in Wilmington, North Carolina, Savannah, Georgia; Raleigh, North Carolina; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia of approximately $1.9 million in the aggregate.  These increases were offset by a decrease in expenses of approximately $2.3 million following the sale of our property in Hampton, Virginia and by decreases of indirect expenses at our properties in Philadelphia, Pennsylvania and Hollywood Beach, Florida, by approximately $1.5 million in the aggregate.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2017 increased approximately $2.0 million, or 13.2%, to approximately $17.0 million compared to depreciation and amortization expense of approximately $15.0 million for the year ended December 31, 2016. The increase was mostly attributable to increases in depreciation and amortization related to our renovated properties in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida in the amount of $2.2 million in the aggregate, and from our acquisition of the Hyde Resort property for approximately $0.1 million along with increases at all the remaining properties by approximately $0.1 million in the aggregate, offset by the reduction from our sold property in Hampton, Virginia by approximately $0.4 million.

Gain / Loss on Disposal of Assets.  During the year ended December 31, 2017, we recorded a net loss on disposal of assets of approximately $1.5 million, compared to a net loss on disposal of assets of approximately $0.4 million for the year ended December 31, 2016.  The approximate $1.1 million increase in net loss on disposal of assets resulted mainly from the renovated properties in Savannah, Georgia and Hollywood Beach, Florida. These hotels were also impacted by Hurricane Irma and realized a loss on disposal of assets of approximately $1.4 million in the aggregate.  These loss increases were offset by a gain on disposal of our Hampton, Virginia property by approximately $0.1 million and a one-time gain of approximately $0.1 million for defective materials.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2017 increased approximately $0.3 million, or 5.2%, to approximately $6.3 million compared to corporate general and administrative expenses of approximately $6.0 million for the year ended December 31, 2016. The increase in corporate general and administrative expenses was mainly due to an increase in aborted offering costs of approximately $0.5 million, which was offset by reductions in accounting fees of approximately $0.1 million and legal fees of approximately $0.1 million.

Interest Expense. Interest expense for the year ended December 31, 2017 decreased approximately $2.0 million, or 11.3%, to approximately $15.7 million compared to approximately $17.7 million of interest expense for the year ended December 31, 2016. The decrease in interest expense for the year ended December 31, 2017, was substantially related to the redemption of the 8% senior unsecured notes (the “8% Notes”) in August of 2016 and the redemption of the 7% Notes in November of 2017, resulting in the aggregate reduction of approximately $1.6 million.  We also reduced our Hampton, Virginia and Houston, Texas loans by approximately $9.0 million in the aggregate resulting in a reduction of interest by approximately $0.4 million.

Loss on Early Debt Extinguishment. The loss on early debt extinguishment for the year ended December 31, 2017 decreased approximately $0.2 million, or 16.9%, to approximately $1.2 million compared to a loss on debt extinguishment of approximately $1.4 million for the year ended December 31, 2016. During the year ended December 31, 2017, we redeemed our 7% Notes which reflect the majority of the loss on early debt extinguishment of approximately $1.0 million.

Unrealized Loss on Hedging Activities.   During August 2015, we purchased an interest rate cap for $179,800.  As of December 31, 2017, the fair market value of the interest rate cap is $5,213 compared to the fair market value of $33,597, as of December 31, 2016.  The unrealized loss on hedging activities during the year ended December 31, 2017 and 2016, was $28,384 and $37,384, respectively.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the year ended December 31, 2017 increased approximately $2.2 million to approximately $2.2 million compared to gain on involuntary conversion of assets of $0 for the year ended December 31, 2016.  During October 2016, Hurricane Matthew damaged real and personal property at our Hampton, Virginia and Savannah, Georgia properties, and we had a one-time involuntary conversion in the amount of approximately $1.0 million.  Then in August and September 2017, Hurricanes Harvey and Irma damaged real and personal property at our properties in Jacksonville, Florida, Tampa, Florida, Houston, Texas and Atlanta, Georgia, resulting in a one-time involuntary conversion in the amount of approximately $1.2 million.

Income Tax (Provision) Benefit. The income tax provision for the year ended December 31, 2017 increased approximately $3.1 million, or 227.1%, to approximately $1.7 million compared to an income tax benefit of approximately $1.4 million for the year ended December 31, 2016. The income tax provision was primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized a lower operating loss for the year ended December 31, 2017 compared to the year ended December 31, 2016, resulting in a lower income tax benefit.  However, there was a one-time charge of approximately $2.7 million resulting from a change in the federal income tax rate, due to the TCJA.  At December 31, 2017, deferred tax assets total approximately $5.5 million, of which approximately $4.9 million relate to net operating losses of our TRS Lessee.  At December 31, 2017, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  We will continue to regularly evaluate the likelihood that we will be able to realize our deferred tax assets and the need for a valuation allowance for the deferred tax assets.

Net Income. Net income for the year ended December 31, 2017 decreased approximately $0.9 million, or 96.7%, to approximately $29.5 thousand compared to net income of approximately $0.9 million for the year ended December 31, 2016, as a result of the operating results discussed above.

Distributions to Preferred Stockholders.  During the year ended December 31, 2017, we recorded distributions to preferred stockholders of approximately $3.8 million, compared to approximately $1.1 million distributions to preferred stockholders for the year ended December 31, 2016.  As of December 31, 2017 and 2016, we accrued approximately $1.4 million and $0.8 million, respectively, as dividends on the preferred stock.  These increases were due to the issuance of Series C Preferred Stock in October 2017.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

The following table illustrates the key operating metrics for the years ended December 31, 2016 and 2015 for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the eleven wholly-owned properties that were under our control during all of 2015 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the DoubleTree Resort by Hilton Hollywood Beach, which was acquired through a joint venture and in which we had a 25.0% indirect interest through July 31, 2015 and a 100.0% interest thereafter.

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Actual	Same-Store	Actual	Same-Store
Occupancy %	69.8%	68.7%	69.9%	65.7%
ADR	$140.63	$136.63	$134.21	$130.09
RevPAR	$98.18	$93.86	$93.8	$85.47

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

Rooms expense at our properties for the year ended December 31, 2016 increased approximately $3.3 million, or 13.1%, to approximately $28.3 million compared to rooms expense of approximately $25.0 million for the year ended December 31, 2015. The increase in rooms expense for the year ended December 31, 2017 was substantially related to our acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $2.3 million for the period.  These changes are reflective of reclassifications in the amount of approximately $0.6 million and approximately $0.8 million for the twelve-month periods ending December 31, 2016 and 2015, respectively, from rooms expense to indirect expenses.

Food and beverage expenses at our properties for the year ended December 31, 2016 increased approximately $1.4 million, or 5.9%, to approximately $24.4 million compared to food and beverage expense of approximately $23.0 million for the year ended December 31, 2015. The increase in food and beverage expenses for the year ended December 31, 2017 was substantially related to our acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $1.2 million for the period.

Indirect expenses at our properties for the year ended December 31, 2016 increased approximately $5.7 million, or 10.9%, to approximately $57.7 million compared to indirect expenses of approximately $52.1 million for the year ended December 31, 2015. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees.  Specifically, increases in indirect expenses were substantially related to our recently acquired property in Hollywood Beach, Florida, accounting for an increase of approximately $5.1 million for the period, compared to the year ended December 31, 2015. These changes are reflective of reclassifications in the amount of approximately $0.6 million and approximately $0.8 million for the twelve-month periods ending December 31, 2016 and 2015, respectively, from rooms expense to indirect expenses.

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

Equity Income (Loss) in Joint Venture. Equity in the income of the joint venture decreased approximately $0.5 million, or 100.0%, to $0 for the year ended December 31, 2016 compared to equity in the income of the joint venture of approximately $0.5 million for the year ended December 31, 2015, due the acquisition of the DoubleTree Resort by Hilton Hollywood Beach in July 2015.

Loss on Early Debt Extinguishment. The loss on early debt extinguishment for the year ended December 31, 2016 increased approximately $0.6 million, or 83.5%, to approximately $1.4 million compared to a loss on debt extinguishment of approximately $0.8 million for the year ended December 31, 2015. During the year ended December 31, 2016, we refinanced mortgage loans at our properties in Wilmington, North Carolina; Savannah, Georgia; Jeffersonville, Indiana; Tampa, Florida and Houston, Texas with an increase in loss on early debt extinguishments of approximately $0.3 million.  We also redeemed our 8% Notes with the majority of the loss on early debt extinguishment of approximately $1.1 million.

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

Gain on Change in Control.  On July 31, 2015, we acquired the remaining 75.0% interest in the entities that own and lease the DoubleTree Resort by Hilton Hollywood Beach.  Due to the increased fair market value of the property for our original 25.0% interest we recognized a discounted gain on change in control.  The gain on change in control during the year ended December 31, 2015, was approximately $6.6 million while no such gain was recorded in 2016.

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

Sources and Uses of Cash

The following narrative discusses our sources and uses of cash for the year ended December 31, 2017.

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders of the Operating Partnership and holders of our preferred and common stock, as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2017 was approximately $15.8 million for the Company and approximately $15.7 million for the Operating Partnership. We expect that cash on hand and the net cash provided by operations will be adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the stockholders of the Company (the unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. During the year ended December 31, 2017, we used approximately $4.0 million to acquire our interest in the Hyde Resort and Residences, $23.2 million on capital expenditures, of which, approximately $5.6 million related to the routine replacement of furniture, fixtures and equipment and $17.6 million related to the renovation of our hotels in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida.  We also contributed approximately $4.7 million during 2017 into reserves required by the lenders for ten of our hotels according to the provisions of their respective loan agreements. During 2017, we received reimbursements from those reserves of approximately $5.7 million for capital expenditures related to those properties for periods ending on or before December 31, 2017.  The Operating Partnership made advances to the Company, net after principal payments of approximately $4.7 million. We also received approximately $5.4 million from the sale of the Crowne Plaza Hampton Riverside and proceeds from insurance conversions of approximately $2.3 million.

Financing Activities. Cash flow provided by financing activities of the Company for the year ended December 31, 2017 was approximately $0.5 million for the Company and approximately $5.2 million for the Operating Partnership.  This inflow principally consisted of proceeds from the sale of preferred stock of approximately $30.5 million and net mortgage proceeds of approximately $14.5 million, offset by redemption of the 7% Notes for $25.3 million, repurchase of common stock for approximately $3.7 million, dividend and distribution payments of approximately $9.7 million, a loan by the Company to the ESOP of approximately $4.9 million and payments of deferred financing costs of approximately $0.8 million.

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

On October 11, 2017, the Company closed a sale and issuance of 1,200,000 shares of its Series C Preferred Stock, for net proceeds after expenses of approximately $28.1 million.  On October 17, 2017, the Company closed a sale and issuance of an additional 100,000 shares of its Series C Preferred Stock, for net proceeds of approximately $2.5 million, pursuant to the underwriters’ partial exercise of an option granted by the Company to purchase additional shares.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series C Cumulative Redeemable Perpetual Preferred Units (the “Series C Preferred Units”).  We used the net proceeds to redeem in full the Operating Partnership’s 7.0% Notes and for working capital.

On November 15, 2017, the Operating Partnership redeemed the entire $25.3 million principal amount of its 7% Notes, at a redemption price equal to 101% of the principal amount of the 7% Notes, plus any accrued and unpaid interest to, but not including, the redemption date.

The following narrative discusses our sources and uses of cash for the year ended December 31, 2016.

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders of the Operating Partnership and stockholders of the Company as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2016 was approximately $17.4 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the stockholders of the Company (the unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

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

Financing Activities. Cash flow provided by financing activities for the year ended December 31, 2016 was approximately $15.8 million.  This inflow was principally from proceeds from the sale of preferred stock of approximately $37.8 million and net mortgage proceeds of approximately $15.7 million, offset by redemption of the 8% Notes for $27.6 million, repurchase of common stock for approximately $2.1 million, dividend and distribution payments of approximately $6.2 million and payments of deferred financing costs of approximately $1.8 million.

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

On August 23, 2016, the Company issued 1,610,000 shares, $0.01 par value per share, of its Series B Preferred Stock for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units.

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

On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company expects to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2018, unless extended by the Board of Directors.  For the years ended December 31, 2017 and 2016, the Company repurchased 401,720 and 481,100 shares of common stock, respectively, for approximately $2.7 million and $3.2 million, respectively.  The repurchased shares have been returned to the status of authorized but unissued shares of common stock.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In addition, during fiscal years 2018 and 2019 we expect total renovation capital expenditures of approximately $10.9 million related to our properties in Wilmington, North Carolina and Tampa, Florida.

Given our desire to proceed with the renovation activities at our properties in Wilmington, North Carolina and Tampa, Florida, we aim to restrict all other capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 3.50% of gross revenues in 2018.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hilton Wilmington Riverside, the DoubleTree Resort by Hilton Hollywood Beach, The DoubleTree by Hilton Jacksonville Riverside, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of approximately $33.4 million, of which approximately $3.7 million was in restricted reserve accounts for capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

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

We expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures and debt maturities, and the retirement of maturing mortgage debt, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, the selective disposition of non-core assets, and cash on hand.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

We do not have any debt obligations maturing until August 2018.  In August 2018, the approximate $14.5 mortgage on our DoubleTree by Hilton Raleigh Brownstone University matures.  We have approximately $44.4 million in debt obligations maturing in 2019, which includes reductions for future monthly principal payments on the mortgages.

On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company expects to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2018, unless extended by the Board of Directors.  For the years ended December 31, 2017 and 2016, the Company repurchased 401,720 and 481,100 shares of common stock, respectively, for approximately $2.7 million and $3.2 million, respectively.  The repurchased shares have been returned to the status of authorized but unissued shares of common stock.

On January 30, 2017, we acquired the commercial condominium unit of the Hyde Resort & Residences, a 400-unit condominium hotel located in the Hollywood, Florida market, for an aggregated price of approximately $4.8 million from 4111 South Ocean Drive, LLC. In connection with the closing of the transaction, the Company entered into a lease agreement for the 400-space parking garage and meeting rooms associated with the condominium hotel, agreements relating to the operation and management of the hotel condominium association and a condominium unit rental program, and a pre-opening services agreement whereby the seller paid the Company a fee of approximately $0.8 million for certain pre-opening related preparations.

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

In October 2017, the Company issued 1,300,000 shares, $0.01 par value per share, of its Series C Preferred Stock for net proceeds after all expenses of approximately $30.5 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units.

On November 15, 2017, the Operating Partnership redeemed the entire $25.3 million aggregate principal amount of its outstanding 7% Notes.

On February 12, 2018, the Company and the Operating Partnership closed on a sale and issuance by the Operating Partnership of an aggregate $25.0 million of the 7.25% Notes, unconditionally guaranteed by the Company, for net proceeds after all estimated expenses of approximately $23.3 million.  The Operating Partnership used the net proceeds from this offering, together with existing cash on hand and $57.0 million of asset-level mortgage indebtedness, to finance the Arlington Acquisition and for working capital.

On March 1, 2018, we acquired the 318-room Hyatt Centric Arlington hotel located in Arlington, Virginia for an aggregate purchase price of $79.7 million, including seller credits.  On March 1, 2018, we entered into a loan agreement, a first and second promissory note (“Note A” and “Note B”, respectively), and other loan documents, including a guarantee by the Operating Partnership, to secure an aggregate $57.0 million mortgage (the “Mortgage Loan”) on the Hyatt Centric Arlington hotel with Fifth Third Bank.  Pursuant to the Mortgage Loan documents, Note A is in the amount of $50.0 million; has a term of 3 years, with two 1-year extension options, each of which subject to certain criteria; bears a floating interest rate of one-month LIBOR plus 3.00%; and amortizes on a 25-year schedule.  Pursuant to the Mortgage Loan documents, Note B is in the amount of $7.0 million; has a term of 1-year, with two 1-year extension options, each of which subject to certain criteria; bears a floating interest rate of three-month LIBOR plus 5.00%; and requires monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1-year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.  The full amount of the loan proceeds, together with proceeds of the 7.25% Notes offering and cash on hand, were used to finance the Arlington Acquisition.

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

At December 31, 2017, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

Unsecured Notes

The indenture for the 7.25% Notes, issued on February 12, 2018, contains certain covenants and restrictions that require us to meet certain financial ratios. We are not permitted to incur any Debt (other than Intercompany Debt), each as defined in the indenture, if, immediately after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, the ratio of the aggregate principal amount of all outstanding Debt to Adjusted Total Asset Value, as defined in the indenture, would be greater than 0.65 to 1.0. In addition, we are not permitted to incur any Debt if the ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense, each as defined in the indenture, on the date on which such additional Debt is to be incurred, on a pro-forma basis, after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, would be less than 1.50 to 1.0

Mortgage Debt

As of December 31, 2017, we had a principal mortgage debt balance of approximately $299.1 million. The following table sets forth our mortgage debt obligations on our hotels.

	December 31,	Prepayment	Maturity	Amortization
Property	2017	Penalties	Date	Provisions	Interest Rate
Crowne Plaza Tampa Westshore (1)	$15,284,200	None	6/30/2019	25 years	LIBOR plus 3.75%
The DeSoto (2)	34,645,929	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (3)	35,294,741	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (4)	9,132,558	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (5)	30,432,260	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone University (6)	14,503,925	N/A	8/1/2018	30 years	4.78%
DoubleTree Resort by Hilton Hollywood Beach (7)	58,023,567	N/A	10/1/2025	30 years	4.913%
Georgian Terrace (8)	45,032,662	N/A	6/1/2025	30 years	4.42%
Hilton Wilmington Riverside (9)	30,000,000	Yes	1/1/2027	25 years	4.25%
Sheraton Louisville Riverside (10)	11,701,930	Yes	12/1/2026	25 years	4.27%
The Whitehall (11)	15,000,000	Yes	10/12/2021	18 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	299,051,772
Deferred financing costs, net	(1,923,928)
Unamortized premium on loan	190,972
Total Mortgage Loans	$297,318,816

(1)

The note provides initial proceeds of $15.7 million, with an additional $3.3 million available upon the satisfaction of certain conditions; bears a floating interest rate of the 1-month LIBOR plus 3.75%, subject to a floor rate of 3.75%; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions.

(2)

The note provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions, namely, the completion of a renovation project; amortizes on a 25-year schedule after a 1-year interest-only period; and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(3)	The note may not be prepaid until August 2019, after which it is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(4)	The note is subject to a pre-payment penalty except for any pre-payments made either between April 2017 and August 2017, or from April 2021 through maturity of the note.
(5)	The note bears a minimum interest rate of 3.50%.
(6)	With limited exception, the note may not be prepaid until two months before maturity.
(7)	With limited exception, the note may not be prepaid until June 2025.
(8)	With limited exception, the note may not be prepaid until February 2025.
(9)

The note provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions namely, the completion of a renovation project.  The note amortizes on a 25-year schedule after a 1-year interest-only period; and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(10)	The note bears a fixed interest rate of 4.27% for the first 5 years of the loan, with an option for the lender to reset the interest rate after 5 years.
(11)

The note was refinanced in October 2016, provides initial proceeds of $15.0 million, with an additional $5.5 million available upon the satisfaction of certain conditions; bears a floating interest rate of the 1-month LIBOR plus 3.5%, subject to a floor rate of 4.0%; and is subject to prepayment penalties subject to a declining scale from 3.0% penalty on or before the first anniversary date, a 2.0% penalty during the second anniversary year and a 1.0% penalty after the third anniversary date.  See “Part I, Item 1 – Business - Subsequent Events” above for additional details of a further modification effective February 26, 2018.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$375,080	$35,086	$80,094	$54,341	$205,559
Ground, building, parking garage, office and equipment leases	6,009	568	818	703	3,920
Totals	$381,089	$35,654	$80,912	$55,044	$209,479

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

Off Balance Sheet Arrangements. Through a joint venture with a subsidiary of The Carlyle Group (“Carlyle”), we owned a 25.0% indirect, noncontrolling interest in an entity (the “JV Owner”) that acquired the 311-room DoubleTree Resort by Hilton Hollywood Beach in Hollywood, Florida (formerly known as the Crowne Plaza Hollywood Beach Resort). We had the right to receive a pro rata share of operating surpluses and we had an obligation to fund our pro rata share of operating shortfalls. We also had the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The DoubleTree Resort by Hilton Hollywood Beach was leased to another entity (the “Joint Venture Lessee”) in which we also owned a 25.0% indirect, noncontrolling interest.

Carlyle owned a 75.0% controlling interest in the entities that own and lease the DoubleTree Resort by Hilton Hollywood Beach.  Carlyle had the right to dispose of the DoubleTree Resort by Hilton Hollywood Beach without our consent.  We accounted for our noncontrolling 25.0% interest in all of these entities under the equity method of accounting.

On July 31, 2015, indirect subsidiaries of the Operating Partnership acquired from Carlyle the remaining 75.0% interest in the entities that own and lease the DoubleTree Resort by Hilton Hollywood Beach.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the DoubleTree Resort by Hilton Hollywood Beach.  The property was refinanced on September 28, 2015 and is encumbered by a $60.0 million mortgage which matures in September 2025 and requires monthly payments of interest at a rate of 4.913%. The DoubleTree Resort by Hilton Hollywood Beach secures the mortgage.

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

Distributions to Preferred Stockholders and Holder of Preferred partnership units in the Operating Partnership. The Company is obligated to pay distributions to its holders of the Company’s preferred stock and the Operating Partnership is obligated to pay its preferred unit holder, the Company. Holders of the Company’s Series B Preferred Stock and Series C Preferred Stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The amount of annual dividends on our outstanding preferred shares is approximately $5.8 million and the aggregate liquidation preference with respect to our outstanding preferred shares is approximately $72.8 million. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates, except in the event of a change of control.

The Company’s ability to pay distributions to its stockholders will depend, in part, upon its receipt of distributions from the Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel managers. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital. To the extent not inconsistent with maintaining the Company’s REIT status, our TRS Lessees may retain any after-tax earnings.

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

Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which resulted in an impairment to fair market value by an approximate amount of $0.5 million, as of December 31, 2015.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2017. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At December 31, 2017, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

Recent Accounting Pronouncements

For a summary of recently adopted and newly issued accounting pronouncements, please refer to the New Accounting Pronouncements section of Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2017, 2016, and 2015.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Net Income/(Loss) Attributable to the Common Stockholders	$(3,339,136)	$(218,173)	$5,356,666
Add: Net Income/(Loss) Attributable to the Noncontrolling Interest	(413,014)	(26,567)	1,040,987
Depreciation and Amortization	16,999,619	15,019,071	13,591,495
Impairment of Investment in Hotel Properties, Net	—	—	500,000
Equity in Depreciation on Joint Venture	—	—	259,279
Gain on Change in Control	—	—	(6,603,148)
Loss (Gain) on Sale or Disposal of Assets	1,413,659	365,319	(41,435)
Gain on Involuntary Conversion of Asset	(2,242,876)	—	—
Funds From Operations	$12,418,252	$15,139,650	$14,103,844
Decrease (Increase) in Deferred Income Taxes	1,498,222	(1,558,966)	(1,780,571)
Acquisition Costs	—	—	634,376
Loss on Starwood Settlement	—	—	324,271
Over-Assessed Real Estate Taxes Under Appeal	—	—	497,733
Loan Modification Fees	—	64,215	243,229
Realized and Unrealized Loss on Hedging Activities (A)	28,384	37,384	108,819
Loss on Aborted Offering Costs	541,129	—	—
Loss on Early Debt Extinguishment (A)	1,178,348	1,417,905	772,907
Adjusted FFO	$15,664,335	$15,100,188	$14,904,608

(A)	Includes equity in unrealized (gain)/loss on hedging activities of joint venture.

Hotel EBITDA.  We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) equity in the income or loss of equity investees, (5) unrealized gains and losses on derivative instruments not included in other comprehensive income, (6) gains and losses on disposal of assets, (7) realized gains and losses on investments, (8) impairment of long-lived assets or investments, (9) loss on early debt extinguishment, (10) gains or losses on change in control, (11) corporate general and administrative expense, (12) depreciation and amortization, (13) gains and losses on involuntary conversions of assets (14) distributions to preferred stockholders and (15) other operating revenue not related to our wholly-owned portfolio.  We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control.  We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2017, 2016, and 2015.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Net Income/(Loss) Attributable to the Common Stockholders	$(3,339,136)	$(218,173)	$5,356,666
Add: Net Income/(Loss) Attributable to the Noncontrolling Interest	(413,014)	(26,567)	1,040,987
Interest Expense	15,727,628	17,735,107	16,515,827
Interest Income	(218,656)	(115,785)	(50,461)
Distributions to Preferred Stockholders	3,781,639	1,144,889	—
Income Tax Benefit	1,737,804	(1,367,634)	(1,336,033)
Depreciation and Amortization	16,999,619	15,019,071	13,591,495
Equity in Earnings of Joint Venture	—	—	(475,514)
Unrealized Loss on Hedging Activities	28,384	37,384	108,819
Gain on Change in Control	—	—	(6,603,148)
Loss on Debt Extinguishment	1,178,348	1,417,905	772,907
Loss (Gain) on Sale or Disposal of Assets	1,413,659	365,319	(41,435)
Gain on Involuntary Conversion of Asset	(2,242,876)	—	—
Impairment of Investment in Hotel Properties, Net	—	—	500,000
Corporate General and Administrative Expenses	6,335,926	6,021,065	7,268,256
Other Fee Income	—	—	(200,976)
Hotel EBITDA	$40,989,325	$40,012,581	$36,447,390

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

As of December 31, 2017, we had approximately $238.3 million of fixed-rate debt and approximately $60.7 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.61%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Philadelphia Airport and the mortgage on The Whitehall remains at approximately $60.7 million, the balance at December 31, 2017, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.6 million.

As of December 31, 2016, we had approximately $228.7 million of fixed-rate debt and approximately $81.1 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.84%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our

variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Jacksonville Riverfront and the mortgage on The Whitehall remains at approximately $81.1 million, the balance at December 31, 2017, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.8 million.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on these criteria.

Dixon Hughes Goodman LLP, a registered independent public accounting firm, has audited our consolidated financial statements included in the Annual Report on Form 10-K and, as part of its audit, has issued its report on the effectiveness of our internal control over financial reporting.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2017, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2018 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on the Company’s directors is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s 2018 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2018 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2018 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2017 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2013 Plan (1)	N/A	N/A	628,900
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	628,900

(1)	On February 15, 2017, we granted 12,000 shares (3,000 each) of restricted stock to certain of our independent directors that were fully vested on December 31, 2017.

On January 1, 2018, we granted 25,000 shares of restricted stock to our CFO that will vest equally over the next five years.  These shares are included in the number of securities remaining available for future issuance at December 31, 2017.

On February 5, 2018, we granted 15,000 shares (3,000 each) of restricted stock to our independent directors that will vest on December 31, 2018.  Also on February 5, 2018, we granted an additional 2,250 shares of unrestricted stock to director G. Scott Gibson IV in consideration for his service during 2017.  These shares are included in the number of securities remaining available for future issuance at December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II –Ratification of Appointment of Accountants” in the Company’s 2018 Proxy Statement.

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

3.6

Articles Supplementary designating the Series C Preferred Stock of the Company, effective as of October 5, 2017 (incorporated by reference to the document previously filed as Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

4.0

Form of Common Stock Certificate (incorporated by reference to the document previously filed as Exhibit 4.0 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 22, 2017).

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

4.8

Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated February 12, 2018 (incorporated by reference to the document previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2018).

Exhibits
4.9

First Supplemental Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated February 12, 2018 (incorporated by reference to the document previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2018).

10.1

Form of Restricted Stock Award Agreement between Sotherly Hotels Inc. and Participant (incorporated by reference to the document previously filed as Exhibit 10.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 25, 2009). *

10.2

Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims, dated January 12, 2015 (incorporated by reference to the document previously filed as Exhibit 10.2A to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2015). *

10.3

Executive Employment Agreement between Sotherly Hotels Inc. and Anthony E. Domalski, dated as of January 1, 2018 (incorporated by reference to the document previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2018). *

10.4

Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004 (File No. 333-118873)).

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

10.10

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

10.12

Sotherly Hotels Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2013). *

10.13

Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC and MHI Hotels Services LLC (incorporated by reference to the document previously filed as Exhibit 10.52 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

Exhibits
10.14

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

10.15

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

10.16

Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4111 South Ocean Drive, LLC, dated as of September 14, 2016 (incorporated by reference to the document previously filed as Exhibit 10.56 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016).

10.17

Addendum to Commercial Unit Agreement between Sotherly Hotels Inc. and 4111 South Ocean Drive, LLC, dated as of September 14, 2016 (incorporated by reference to the document previously filed as Exhibit 10.57 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016).

10.18

Agreement for Sale and Purchase of Property by and between Hampton Hotel Associates LLC, Marina Hotel, LLC, Neil Amin and Shamin Hotels, Inc., dated as of October 6, 2016 (incorporated by reference to the document previously filed as Exhibit 10.58 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2017).

10.19

Amendment to Agreement for Sale and Purchase of Property by and between Hampton Hotel Associates LLC, Marina Hotel, LLC, Neil Amin and Shamin Hotels, Inc., dated as of February 7, 2017 (incorporated by reference to the document previously filed as Exhibit 10.59 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2017).

10.20

Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4000 South Ocean Property Owner, LLLP, dated as of June 1, 2017 (incorporated by reference to the document previously filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 10, 2017).

10.21

Addendum to Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4000 South Ocean Property Owner, LLLP, dated as of June 1, 2017 (incorporated by reference to the document previously filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 10, 2017).

10.22

Hotel Purchase and Sale Agreement by and between RP/HH Rosslyn Hotel Owner, LP and Sotherly Hotels LP, dated as of December 13, 2017 (incorporated by reference to the document previously filed as Exhibit 10.31 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018).

10.23

First Amendment to Hotel Purchase and Sale Agreement by and between RP/HH Rosslyn Hotel Owner, LP and Sotherly Hotels LP, dated as of January 11, 2018 (incorporated by reference to the document previously filed as Exhibit 10.32 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018).

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends of Sotherly Hotels Inc.

12.2	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Unit Distributions of Sotherly Hotels LP.

21.1	List of Subsidiaries of Sotherly Hotels Inc.

21.2	List of Subsidiaries of Sotherly Hotels LP.

23.1	Consent of Dixon Hughes Goodman LLP.

23.2	Consent of Grant Thornton LLP.

23.3	Consent of Dixon Hughes Goodman LLP.

23.4	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2018

SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	March 16, 2018

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director	March 16, 2018

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 16, 2018

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director	March 16, 2018

/s/ DAVID J. BEATTY David J. Beatty	Director	March 16, 2018

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 16, 2018

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 16, 2018

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director	March 16, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2018

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors of the General Partner	March 16, 2018

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director of the General Partner	March 16, 2018

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer of the General Partner	March 16, 2018

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director of the General Partner	March 16, 2018

/s/ DAVID J. BEATTY David J. Beatty	Director of the General Partner	March 16, 2018

/s/ EDWARD S. STEIN Edward S. Stein	Director of the General Partner	March 16, 2018

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director of the General Partner	March 16, 2018

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director of the General Partner	March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Sotherly Hotels Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes, including the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2016.

Norfolk, Virginia

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Sotherly Hotels Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sotherly Hotels Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2017 and 2016 and for each of the two years in the period ended December 31, 2017, and our report dated March 16, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Dixon Hughes Goodman LLP

Norfolk, Virginia

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sotherly Hotels Inc.

We have audited the accompanying consolidated balance sheet of Sotherly Hotels Inc. and subsidiaries (the “Company”) as of December 31, 2015 (not presented herein), and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the related financial statement schedule listed in the index appearing under Item 15 for the period we audited. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, as referenced above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Arlington, Virginia

March 24, 2016

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016

ASSETS
Investment in hotel properties, net	$357,799,512	$348,593,912
Investment in hotel properties held for sale, net	—	5,333,000
Cash and cash equivalents	29,777,845	31,766,775
Restricted cash	3,651,197	4,596,145
Accounts receivable, net	5,587,077	4,127,748
Accounts receivable - affiliate	394,026	4,175
Prepaid expenses, inventory and other assets	7,292,565	4,648,469
Deferred income taxes	5,451,118	6,949,340
TOTAL ASSETS	$409,953,340	$406,019,564
LIABILITIES
Mortgage loans, net	$297,318,816	$282,708,289
Unsecured notes, net	—	24,308,713
Accounts payable and accrued liabilities	13,813,623	12,970,960
Advance deposits	1,572,388	2,315,787
Dividends and distributions payable	3,073,483	2,376,527
TOTAL LIABILITIES	$315,778,310	$324,680,276
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized;
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,300,000 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	13,000	—
Common stock, par value $0.01, 49,000,000 shares authorized, 14,078,831 shares and 14,468,551 shares issued and outstanding at December 31, 2017 and 2016, respectively	140,788	144,685
Additional paid-in capital	146,249,339	118,395,082
Unearned ESOP shares	(4,633,112)	—
Distributions in excess of retained earnings	(48,765,860)	(39,545,754)
Total Sotherly Hotels Inc. stockholders’ equity	93,020,255	79,010,113
Noncontrolling interest	1,154,775	2,329,175
TOTAL EQUITY	94,175,030	81,339,288
TOTAL LIABILITIES AND EQUITY	$409,953,340	$406,019,564

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

REVENUE
Rooms department	$105,727,372	$108,199,151	$96,837,386
Food and beverage department	34,513,695	35,384,530	33,273,599
Other operating departments	14,025,626	9,262,071	8,422,491
Total revenue	154,266,693	152,845,752	138,533,476
EXPENSES
Hotel operating expenses
Rooms department	26,673,727	28,300,126	25,025,337
Food and beverage department	24,585,923	24,357,248	23,005,629
Other operating departments	4,405,515	2,438,860	1,786,197
Indirect	57,612,203	57,736,937	52,067,947
Total hotel operating expenses	113,277,368	112,833,171	101,885,110
Depreciation and amortization	16,999,619	15,019,071	13,591,495
Impairment of investment in hotel properties, net	—	—	500,000
Loss (gain) on disposal of assets	1,489,892	365,319	(41,435)
Corporate general and administrative	6,335,926	6,021,065	7,268,256
Total operating expenses	138,102,805	134,238,626	123,203,426
NET OPERATING INCOME	16,163,888	18,607,126	15,330,050
Other income (expense)
Interest expense	(15,727,628)	(17,735,107)	(16,515,827)
Interest income	218,656	115,785	50,461
Equity income in joint venture	—	—	475,514
Loss on early debt extinguishment	(1,178,348)	(1,417,905)	(772,907)
Unrealized loss on hedging activities	(28,384)	(37,384)	(108,819)
Gain on sale of assets	76,233	—	—
Gain on change in control	—	—	6,603,148
Gain on involuntary conversion of assets	2,242,876	—	—
Net income (loss) before income taxes	1,767,293	(467,485)	5,061,620
Income tax (provision) benefit	(1,737,804)	1,367,634	1,336,033
Net income	29,489	900,149	6,397,653
Less: Net loss (income) attributable to noncontrolling interest	413,014	26,567	(1,040,987)
Net income attributable to the Company	442,503	926,716	5,356,666
Distributions to preferred stockholders	(3,781,639)	(1,144,889)	—
Net income (loss) available to common stockholders	$(3,339,136)	$(218,173)	$5,356,666
Net income (loss) per share available to common stockholders
Basic	$(0.24)	$(0.01)	$0.43
Diluted	$(0.24)	$(0.01)	$0.43
Weighted average number of common shares outstanding
Basic	13,829,100	14,896,994	12,541,117
Diluted	13,829,100	14,896,994	12,541,117

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2014	—	$—	10,570,932	$105,709	$58,659,799	$—	$(35,388,313)	$4,132,662	$27,509,857
Net income	—	—	—	—	—	—	5,356,666	1,040,987	6,397,653
Issuance of unrestricted common stock awards	—	—	26,350	264	193,936	—	—	—	194,200
Issuance of restricted common stock awards	—	—	9,750	98	71,760	—	—	—	71,858
Issuance of common stock from ATM sales	—	—	98,682	986	681,222	—	—	—	682,208
Issuance of common stock from equity offering	—	—	3,435,000	34,350	22,534,259	—	—	—	22,568,609
Conversion of Operating Partnership units into shares of common stock	—	—	350,000	3,500	588,162	—	—	(591,662)	—
Amortization of restricted stock award	—	—	—	—	19,920	—	—	—	19,920
Dividends and distributions declared	—	—	—	—	—	—	(3,859,187)	(726,750)	(4,585,937)
Balances at December 31, 2015	—	$—	14,490,714	$144,907	$82,749,058	$—	$(33,890,834)	$3,855,237	$52,858,368
Net income (loss)	—	—	—	—	—	—	926,716	(26,567)	900,149
Issuance of Series B Preferred Stock	1,610,000	16,100	—	—	37,750,431	—	—	—	37,766,531
Issuance of unrestricted common stock awards	—	—	24,250	242	128,040	—	—	—	128,282
Issuance of restricted common stock awards	—	—	12,000	120	63,360	—	—	—	63,480
Repurchase of common stock	—	—	(481,100)	(4,811)	(3,159,725)	—	—	—	(3,164,536)
Conversion of Operating Partnership units into shares of common stock	—	—	422,687	4,227	843,998	—	—	(848,225)	—
Amortization of restricted stock award	—	—	—	—	19,920	—	—	—	19,920
Preferred stock dividends declared	—	—	—	—	—	—	(1,144,889)	—	(1,144,889)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(5,436,747)	(651,270)	(6,088,017)
Balances at December 31, 2016	1,610,000	$16,100	14,468,551	$144,685	$118,395,082	$—	$(39,545,754)	$2,329,175	$81,339,288
Net income	—	—	—	—	—	—	442,503	(413,014)	29,489
Issuance of Series C Preferred Stock	1,300,000	13,000	—	—	30,475,660	—	—	—	30,488,660
Issuance of restricted common stock awards	—	—	12,000	120	89,040	—	—	—	89,160
Repurchase of common stock	—	—	(401,720)	(4,017)	(2,727,024)	—	—	—	(2,731,041)
Purchase of shares by ESOP	—	—	—	—	—	(4,874,758)	—	—	(4,874,758)
Amortization of ESOP shares	—	—	—	—	(3,339)	241,646	—	—	238,307
Amortization of restricted stock award	—	—	—	—	19,920	—	—	—	19,920
Preferred stock dividends declared	—	—	—	—	—	—	(3,781,639)	—	(3,781,639)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(5,880,970)	(761,386)	(6,642,356)
Balances at December 31, 2017	2,910,000	$29,100	14,078,831	$140,788	$146,249,339	$(4,633,112)	(48,765,860)	$1,154,775	$94,175,030

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

Cash flows from operating activities:
Net income	$29,489	$900,149	$6,397,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,999,619	15,019,071	13,591,495
Gain on change in control	—	—	(6,603,148)
Equity income in joint venture	—	—	(475,514)
Impairment of investment in hotel properties	—	—	500,000
Amortization of deferred financing costs	776,410	1,147,864	1,300,032
Amortization of mortgage premium	(24,681)	(24,682)	(18,820)
Gain on involuntary conversion of assets	(2,242,876)	—	—
Unrealized loss on derivative instrument	28,384	37,384	108,819
Loss (gain) on disposal of assets	1,489,892	365,319	(41,435)
Gain on sale of assets	(76,233)	—	—
Loss on early extinguishment of debt	1,178,348	1,417,905	772,907
Share - based compensation	347,387	211,682	285,978
Changes in assets and liabilities:
Restricted cash	(85,529)	(560,817)	584,926
Accounts receivable	(1,492,119)	(56,573)	(2,021,825)
Prepaid expenses, inventory and other assets	(2,780,246)	(334,063)	(623,980)
Deferred income taxes	1,498,222	(1,558,966)	(1,780,571)
Accounts payable and other accrued liabilities	1,244,731	(35,188)	(1,001,376)
Advance deposits	(743,399)	663,947	431,111
Accounts receivable - affiliate	(389,851)	222,377	(28,878)
Net cash provided by operating activities	15,757,548	17,415,409	11,377,374
Cash flows from investing activities:
Acquisitions of hotel properties	(3,986,849)	—	(25,525,754)
Improvements and additions to hotel properties	(23,155,738)	(14,912,677)	(20,136,427)
Distributions from joint venture	—	—	600,000
Funding of restricted cash reserves	(4,697,136)	(5,276,518)	(4,973,602)
Proceeds of restricted cash reserves	5,727,613	7,035,029	6,376,459
Proceeds from the sale of hotel property	5,434,856	—	—
Proceeds from insurance conversion	2,275,666	—	124,609
Proceeds from the sale or disposal of assets	105,401	213,400	2,402,113
Net cash used in investing activities	(18,296,187)	(12,940,766)	(41,132,602)
Cash flows from financing activities:
Proceeds of mortgage debt	40,500,000	102,700,000	127,000,000
Proceeds from mortgage loan receivable	—	2,600,711	—
Proceed from sale of common stock, net	—	—	23,250,818
Proceeds from the sale of preferred stock, net	30,488,660	37,766,531	—
Payments on mortgage loans	(25,990,271)	(89,619,564)	(120,154,764)
Redemption of unsecured notes	(25,300,000)	(27,600,000)	—
Settlement or repurchase of common stock	(3,708,891)	(2,061,407)	—
Payments of deferred financing costs	(837,991)	(1,796,351)	(1,377,882)
Funding of ESOP stock purchase	(4,874,758)	—	—
Dividends and distributions paid	(5,945,401)	(5,851,813)	(4,103,529)
Preferred dividends paid	(3,781,639)	(339,889)	—
Net cash provided by financing activities	549,709	15,798,218	24,614,643
Net (decrease) increase in cash and cash equivalents	(1,988,930)	20,272,861	(5,140,585)
Cash and cash equivalents at the beginning of the period	31,766,775	11,493,914	16,634,499
Cash and cash equivalents at the end of the period	$29,777,845	$31,766,775	$11,493,914
Supplemental disclosures:
Cash paid during the period for interest	$15,253,059	$16,881,223	$15,415,695
Cash paid during the period for income taxes	$162,677	$192,965	$570,762
Non-cash investing and financing activities:
Mortgage debt proceeds receivable and related loan costs	$—	$—	$2,704,415
Assumption of mortgage loan on Crowne Plaza Hollywood Beach Resort acquisition	$—	$—	$57,000,000
Assumption of loan amount premium on the Crowne Plaza Hollywood Beach Resort assumed loan	$—	$—	$246,815
Settlements for repurchase of common stock in accounts payable and accrued liabilities	$125,279	$1,103,129	$—
Change in amount of deferred financing and deferred offering costs in accounts payable and accrued liabilities	$—	$—	$624,117
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$151,499	$431,858	$601,895

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of the General Partner

Sotherly Hotels LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes, including the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Partnership’s auditor since 2016.

Norfolk, Virginia

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of the General Partner of

Sotherly Hotels LP

We have audited the accompanying consolidated balance sheet of Sotherly Hotels LP and subsidiaries (the “Partnership”) as of December 31, 2015 (not presented herein), and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the related financial statement schedule listed in the index appearing under Item 15 for the periods we audited. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels LP and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, as referenced above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Arlington, Virginia

March 24, 2016

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016

ASSETS
Investment in hotel properties, net	$357,799,512	$348,593,912
Investment in hotel property held for sale, net	—	5,333,000
Cash and cash equivalents	29,777,845	31,766,775
Restricted cash	3,651,197	4,596,145
Accounts receivable, net	5,587,077	4,127,748
Accounts receivable - affiliate	394,026	4,175
Loan receivable - affiliate	4,650,969	—
Prepaid expenses, inventory and other assets	7,292,565	4,648,469
Deferred income taxes	5,451,118	6,949,340
TOTAL ASSETS	$414,604,309	$406,019,564
LIABILITIES
Mortgage loans, net	$297,318,816	$282,708,289
Unsecured notes, net	—	24,308,713
Accounts payable and other accrued liabilities	13,813,623	12,970,960
Advance deposits	1,572,388	2,315,787
Dividends and distributions payable	3,119,027	2,376,527
TOTAL LIABILITIES	$315,823,854	$324,680,276

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, $0.01 par value, 11,000,000 units authorized;
8% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at December 31, 2017 and 2016, respectively	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,300,000 and 0 units issued and outstanding at December 31, 2017 and 2016, respectively	30,488,660	—
General Partner: 158,570 units and 162,467 units issued and outstanding as of December 31, 2017 and 2016, respectively	586,725	681,389
Limited Partners: 15,698,401 units and 16,084,224 units issued and outstanding as of December 31, 2017 and 2016, respectively	29,938,539	42,891,368
TOTAL PARTNERS’ CAPITAL	98,780,455	81,339,288
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$414,604,309	$406,019,564

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

REVENUE
Rooms department	$105,727,372	$108,199,151	$96,837,386
Food and beverage department	34,513,695	35,384,530	33,273,599
Other operating departments	14,025,626	9,262,071	8,422,491
Total revenue	154,266,693	152,845,752	138,533,476
EXPENSES
Hotel operating expenses
Rooms department	26,673,727	28,895,371	25,025,337
Food and beverage department	24,585,923	24,357,248	23,005,629
Other operating departments	4,405,515	2,438,860	1,786,197
Indirect	57,612,203	57,141,692	52,067,947
Total hotel operating expenses	113,277,368	112,833,171	101,885,110
Depreciation and amortization	16,999,619	15,019,071	13,591,495
Impairment of investment in hotel properties, net	—	—	500,000
Loss (gain) on disposal of assets	1,489,892	365,319	(41,435)
Corporate general and administrative	6,335,926	6,021,065	7,268,256
Total operating expenses	138,102,805	134,238,626	123,203,426
NET OPERATING INCOME	16,163,888	18,607,126	15,330,050
Other income (expense)
Interest expense	(15,727,628)	(17,735,107)	(16,515,827)
Interest income	218,656	115,785	50,461
Equity income in joint venture	—	—	475,514
Loss on early debt extinguishment	(1,178,348)	(1,417,905)	(772,907)
Unrealized loss on hedging activities	(28,384)	(37,384)	(108,819)
Gain on sale of assets	76,233	—	—
Gain on change in control	—	—	6,603,148
Gain on involuntary conversion of assets	2,242,876	—	—
Net income (loss) before income taxes	1,767,293	(467,485)	5,061,620
Income tax (provision) benefit	(1,737,804)	1,367,634	1,336,033
Net income	29,489	900,149	6,397,653
Distributions to preferred unit holder	(3,781,639)	(1,144,889)	—
Net income (loss) available to operating partnership unit holders	$(3,752,150)	$(244,740)	$6,397,653
Net income (loss) attributable per operating partner unit
Basic and diluted	$(0.23)	$(0.01)	$0.43

Weighted average number of operating partner units outstanding
Basic and diluted	16,224,005	16,710,935	14,924,410

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Preferred Units			General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2014	—	$—	$—	131,218	$520,791	12,990,541	$26,989,066	$27,509,857
Issuance of partnership units	—	—	—	35,697	235,237	3,534,085	23,281,638	23,516,875
Amortization of restricted units award	—	—	—	—	149	—	19,771	19,920
Distributions declared	—	—	—	—	(45,859)	—	(4,540,078)	(4,585,937)
Net income	—	—	—	—	63,977	—	6,333,676	6,397,653
Balances at December 31, 2015	—	$—	$—	166,915	$774,295	16,524,626	$52,084,073	$52,858,368
Issuance of common partnership units	—	—	—	363	1,918	35,887	189,844	191,762
Issuance of Preferred Series B units	1,610,000	37,766,531	—	—	—	—	—	37,766,531
Repurchased common units	—	—	—	(4,811)	(31,645)	(476,289)	(3,132,891)	(3,164,536)
Amortization of restricted units award	—	—	—	—	149	—	19,771	19,920
Preferred units distributions declared	—	(1,144,889)	—	—	—	—	—	(1,144,889)
Partnership units distributions declared	—	—	—	—	(60,881)	—	(6,027,136)	(6,088,017)
Net income	—	1,144,889	—	—	(2,447)	—	(242,293)	900,149
Balances at December 31, 2016	1,610,000	$37,766,531	$—	162,467	$681,389	16,084,224	$42,891,368	$81,339,288
Issuance of common partnership units	—	—	—	120	892	11,880	88,268	89,160
Issuance of Preferred Series C units	1,300,000	—	30,488,660	—	—	—	—	30,488,660
Repurchased common units	—	—	—	(4,017)	(27,310)	(397,703)	(2,703,731)	(2,731,041)
Amortization of restricted units award	—	—	—	—	199	—	19,721	19,920
Unit based compensation	—	—	—	—	—	—	200,494	200,494
Preferred units distributions declared	—	(3,220,000)	(561,639)	—	—	—	—	(3,781,639)
Partnership units distributions declared	—	—	—	—	(68,740)	—	(6,805,136)	(6,873,876)
Net income	—	3,220,000	561,639	—	295	—	(3,752,445)	29,489
Balances at December 31, 2017	2,910,000	$37,766,531	$30,488,660	158,570	$586,725	15,698,401	$29,938,539	$98,780,455

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

Cash flows from operating activities:
Net income	$29,489	$900,149	$6,397,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,999,619	15,019,071	13,591,495
Gain on change in control	—	—	(6,603,148)
Equity income in joint venture	—	—	(475,514)
Impairment of investment in hotel properties	—	—	500,000
Amortization of deferred financing costs	776,410	1,147,864	1,300,032
Amortization of mortgage premium	(24,681)	(24,682)	(18,820)
Gain on involuntary conversion of assets	(2,242,876)	—	—
Unrealized loss on derivative instrument	28,384	37,384	108,819
Loss (gain) on disposal of assets	1,489,892	365,319	(41,435)
Gain on sale of assets	(76,233)	—	—
Loss on early extinguishment of debt	1,178,348	1,417,905	772,907
Unit - based compensation	309,574	211,682	285,978
Changes in assets and liabilities:
Restricted cash	(85,529)	(560,817)	584,926
Accounts receivable	(1,492,119)	(56,573)	(2,021,825)
Prepaid expenses, inventory and other assets	(2,780,246)	(334,063)	(623,980)
Deferred income taxes	1,498,222	(1,558,966)	(1,780,571)
Accounts payable and other accrued liabilities	1,244,731	(35,188)	(1,001,376)
Advance deposits	(743,399)	663,947	431,111
Accounts receivable - affiliate	(389,851)	222,377	(28,878)
Net cash provided by operating activities	15,719,735	17,415,409	11,377,374
Cash flows from investing activities:
Acquisitions of hotel properties	(3,986,849)	—	(25,525,754)
Improvements and additions to hotel properties	(23,155,738)	(14,912,677)	(20,136,427)
Proceeds from the sale of hotel property	5,434,856	—	—
Distributions from joint venture	—	—	600,000
ESOP loan advances	(4,874,758)	—	—
ESOP loan payments	223,789	—	—
Funding of restricted cash reserves	(4,697,136)	(5,276,518)	(4,973,602)
Proceeds of restricted cash reserves	5,727,613	7,035,029	6,376,459
Proceeds from insurance conversion	2,275,666	—	124,609
Proceeds from the sale or disposal of assets	105,401	213,400	2,402,113
Net cash used in investing activities	(22,947,156)	(12,940,766)	(41,132,602)
Cash flows from financing activities:
Proceeds of mortgage debt	40,500,000	102,700,000	127,000,000
Proceeds from mortgage loan receivable	—	2,600,711	—
Proceeds from the sale of common operating units	—	—	23,250,818
Proceeds from the sale of preferred operating units	30,488,660	37,766,531	—
Settlement or repurchase of common units	(3,708,891)	(2,061,407)	—
Payments on mortgage loans	(25,990,271)	(89,619,564)	(120,154,764)
Redemption of unsecured notes	(25,300,000)	(27,600,000)	—
Payments of deferred financing costs	(837,991)	(1,796,351)	(1,377,882)
Distributions and dividends paid	(6,131,377)	(5,851,813)	(4,103,529)
Preferred dividends paid	(3,781,639)	(339,889)	—
Net cash provided by financing activities	5,238,491	15,798,218	24,614,643
Net (decrease) increase in cash and cash equivalents	(1,988,930)	20,272,861	(5,140,585)
Cash and cash equivalents at the beginning of the period	31,766,775	11,493,914	16,634,499
Cash and cash equivalents at the end of the period	$29,777,845	$31,766,775	$11,493,914
Supplemental disclosures:
Cash paid during the period for interest	$15,253,059	$16,881,223	$15,415,695
Cash paid during the period for income taxes	$162,677	$192,965	$570,762
Non-cash investing and financing activities:
Mortgage debt proceeds receivable and related loan costs	$—	$—	$2,704,415
Assumption of mortgage loan on Crowne Plaza Hollywood Beach Resort acquisition	$—	$—	$57,000,000
Assumption of loan amount premium on the Crowne Plaza Hollywood Beach Resort assumed loan	$—	$—	$246,815
Settlements for repurchase of common units in accounts payable and accrued liabilities	$125,279	$1,103,129	$—
Change in amount of deferred financing and deferred offering costs in accounts payable and accrued liabilities	$—	$—	$624,117
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$151,499	$431,858	$601,895

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation, (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States. Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio, as of December 31, 2017, consists of investments in eleven hotel properties, comprising 2,838 rooms and one hotel commercial condominium unit which forms a part of a 400 room condominium-hotel.  All of the Company’s hotels, except for The DeSoto, the Georgian Terrace, The Whitehall and the Hyde Resort & Residences, operate under the Hilton, Crowne Plaza, DoubleTree, and Sheraton brands.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2017, was approximately 88.8% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS”), each of which is a wholly-owned subsidiary of the Operating Partnership.  For the years ended December 31, 2017, 2016 and 2015, MHI TRS engaged an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we,” “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and two prior fiscal years include the following:

On May 5, 2015, we obtained a $47.0 million mortgage with Bank of America N.A. on the Georgian Terrace in Atlanta, Georgia.  The mortgage bears interest at a fixed rate of 4.42% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule.  The maturity date is June 1, 2025.  We used the proceeds of the mortgage to repay the existing first mortgage and to pay closing costs, and used the balance of the proceeds to partially fund renovations at the Georgian Terrace and for general corporate purposes.

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

On July 7, 2015, we entered into a loan agreement and other loan documents to secure an $18.5 million mortgage with Bank of the Ozarks collateralized by a first mortgage on the DoubleTree by Hilton Jacksonville Riverfront. The $18.5 million mortgage was received in two parts. We received $18.0 million on July 7, 2015 and the remainder of $0.5 million on October 20, 2015.  The $0.5 million was included with the additional earn-out provision of $1.5 million, for a total of $2.0 million additional proceeds, as described below.  The mortgage term is four years maturing July 7, 2019 and may be extended for one additional period of one year, subject to certain criteria. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.5%, subject to a floor rate of 4.0%.  The mortgage amortizes on a 25-year schedule; and has a prepayment penalty if prepaid during the initial two years. We used the proceeds from the mortgage to repay the existing first mortgage on the DoubleTree by Hilton Jacksonville Riverfront and to pay

closing costs, and used the balance of the proceeds to partially fund ongoing renovations at the DoubleTree by Hilton Jacksonville Riverfront and for general corporate purposes.

On July 17, 2015, the Company sold 435,000 shares of common stock for net proceeds of approximately $2.8 million, which it contributed to the Operating Partnership for an equivalent number of units.

On July 31, 2015, we acquired the remaining 75.0% interest in (i) the entity that owns the DoubleTree Resort by Hilton Hollywood Beach (formerly known as the Crowne Plaza Hollywood Beach Resort), and (ii) the entity that leases the DoubleTree Resort by Hilton Hollywood Beach.  As a result, the Operating Partnership now has a 100% indirect ownership interest in the entities that own the DoubleTree Resort by Hilton Hollywood Beach.

On September 2, 2015, we closed on the sale of a 0.3 acre parcel of excess land adjacent to our Atlanta, Georgia property for $2.2 million.  The parcel was included in the acquisition of the Georgian Terrace in March 2014.  We used the proceeds of the sale for general corporate purposes.

On September 28, 2015, we entered into a loan agreement to secure a $60.0 million mortgage on the DoubleTree Resort by Hilton Hollywood Beach with Bank of America, N.A.   The mortgage term is ten years maturing October 1, 2025, subject to certain criteria. The mortgage bears a fixed interest rate of 4.913%.  The mortgage amortizes on a 30-year schedule. We used the proceeds from the mortgage to repay the existing first mortgage on the DoubleTree Resort by Hilton Hollywood Beach and to pay closing costs, and used the balance of the proceeds for general corporate purposes.

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

On June 27, 2016, we entered into a promissory note and other loan documents to secure a $35.0 million mortgage on the Hilton Savannah DeSoto with MONY Life Insurance Company.  The mortgage term is ten years maturing July 1, 2026, subject to certain criteria. The mortgage bears a fixed interest rate of 4.25%.  The mortgage amortizes on a 25-year schedule after a 1-year interest-only period. We used the proceeds to repay the existing first mortgage on the Hilton Savannah DeSoto and to pay closing costs, and used the balance of the proceeds to fund ongoing renovations at the hotel and for general corporate purposes.

On June 30, 2016, we entered into a loan agreement and other loan documents, including a guaranty of payment by the Operating Partnership, to secure a $19.0 million mortgage on the Crowne Plaza Tampa Westshore with Fifth Third Bank.  The mortgage term has an initial term of three years, and may be extended for two additional periods of one year each, subject to certain conditions. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.75%, subject to a floor rate of 3.75%.  The mortgage amortizes on a 25-year schedule.  We used the proceeds to repay the existing first mortgage on the Crowne Plaza Tampa Westshore and to pay closing costs, and used the balance of the proceeds for general corporate purposes.

On August 23, 2016, the Company sold 1,610,000 shares of 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units.

On September 30, 2016, we redeemed the entire $27.6 million aggregate principal amount of our outstanding 8% senior unsecured notes (the “8% Notes”).

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

On December 1, 2016, we entered into a promissory note and other loan documents to secure a $35.0 million mortgage on the Hilton Wilmington Riverside with MONY Life Insurance Company.  Pursuant to the loan documents, the loan: provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions. The mortgage term is ten years maturing January 1, 2027, subject to certain criteria. The mortgage bears a fixed interest rate of 4.25%.  The mortgage amortizes on a 25-year schedule after a 1-year interest-only period. We used the proceeds to repay the existing first mortgage on the Hilton Wilmington Riverside and to pay closing costs, and will use the balance of the proceeds to fund ongoing renovations at the hotel and for general corporate purposes.

On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management. For the years ended December 31, 2017 and 2016, the Company repurchased 401,720 and 481,100 shares of common stock, respectively, for approximately $2.7 million and $3.2 million, respectively.  The repurchased shares have been returned to the status of authorized but unissued shares of common stock. The Company used available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2018, unless extended by the Board of Directors.

On December 29, 2016, the Company adopted an Employee Stock Ownership Plan (“ESOP”), effective as of January 1, 2016.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is funded by a loan from the Company, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock. From January 3, 2017 to February 28, 2017 the ESOP purchased 682,500 shares of common stock at an aggregate cost of approximately $4.9 million, which it borrowed from the Company under the loan.

Coincident with the execution of the loan from the Company to the ESOP, the Operating Partnership committed to fund a loan to the Company to allow the Company to loan funds to the ESOP, for the purpose as stated above.

On January 30, 2017, we closed on the purchase of the commercial condominium unit of the Hyde Resort & Residences, a 400-unit condominium hotel located in the Hollywood, Florida market, for an aggregated price of approximately $4.8 million from 4111 South Ocean Drive, LLC. In connection with the closing of the transaction, we entered into a lease agreement for the 400-space parking garage and meeting rooms associated with the condominium hotel, agreements relating to the operation and management of the hotel condominium association and a condominium unit rental program, and a pre-opening services agreement whereby the seller paid us a fee of approximately $0.8 million for certain pre-opening related preparations.

On February 7, 2017, we closed on the sale of the Crowne Plaza Hampton Marina to Marina Hotels, LLC for a price of $5.6 million.

On June 1, 2017, we entered into an agreement to purchase the commercial unit of the planned Hyde Beach House Resort & Residences, a condominium hotel under development in Hollywood, Florida, for a price of $5.1 million from 4000 South Ocean Property Owner, LLLP.  In connection with the agreement, we also entered into a pre-opening services agreement whereby the seller has agreed to pay us approximately $0.8 million in connection with certain pre-opening activities to be undertaken prior to the closing.  We have agreed to purchase inventories at closing consistent with the management and operation of the planned hotel and the related condominium association for an additional amount and have further agreed to enter into a lease agreement for the parking garage and poolside cabanas associated with the planned hotel and to enter into a management agreement relating to the operation and management of the planned hotel’s condominium association.  We anticipate that the closing of the transaction and the execution of related agreements will take place in the second quarter of 2019, once construction of the planned hotel has been substantially completed.  The closing of the transaction is subject to various closing conditions as described in the purchase agreement.

On June 29, 2017, we entered into a promissory note and other loan documents to secure a $35.5 million mortgage on the DoubleTree by Hilton Jacksonville Riverfront with Wells Fargo Bank, N.A.  Pursuant to the loan documents, the loan has a maturity date of July 11, 2024, bears a fixed interest rate of 4.88%, amortizes on a 30-year schedule, and is subject to a prepayment premium following a prepayment lockout period.  We used a portion of the proceeds to repay the existing first mortgage on the DoubleTree by Hilton Jacksonville Riverfront, to pay closing costs and for general corporate purposes.

On October 11, 2017, the Company closed a sale and issuance of 1,200,000 shares of its newly authorized 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), for net proceeds after all estimated expenses of approximately $28.0 million.  On October 17, 2017, the Company closed a sale and issuance of an additional 100,000 shares of its Series C Preferred Stock, for net proceeds of approximately $2.5 million, pursuant to the underwriters’ partial exercise of an option granted by the Company to purchase additional shares.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series C Cumulative Redeemable Perpetual Preferred Units (the “Series C Preferred Units”).  We used the net proceeds to redeem in full the Operating Partnership’s 7.0% senior unsecured notes (the “7% Notes”) and for working capital.

On November 15, 2017, the Operating Partnership redeemed the entire $25.3 million principal amount of the 7% Notes, at a redemption price equal to 101% of the principal amount of the 7% Notes, plus any accrued and unpaid interest to, but not including, the redemption date.

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

Investment in Joint Venture – Prior to July 31, 2015 we accounted for our investment in the joint venture under the equity method of accounting and were entitled to receive our pro rata share of annual cash flow. We also had the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.

On July 31, 2015, we acquired the remaining 75.0% interest in (i) the entity that owns the DoubleTree Resort by Hilton Hollywood Beach, and (ii) the entity that leases the DoubleTree Resort by Hilton Hollywood Beach.  As a result, we now have a 100% indirect ownership interest in the entities that own the DoubleTree Resort by Hilton Hollywood Beach and consolidate the financial results of operations within the financial statements from August 1, 2015 through December 31, 2015 and for the years ended December 31, 2017 and 2016.  In addition, we recorded a gain on change in control of $6,603,148.  The overall enterprise fair value based on underlying acquired assets was used to determine the fair value of the equity interest on the date of acquisition.  The value was reduced by a minority interest discount to arrive at the fair value used to calculate the gain on the acquisition.

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

Accounts Receivable – Accounts receivable consists primarily of hotel guest, banqueting and credit card receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Inventories – Inventories, consisting primarily of food and beverages, are stated at the lower of cost or net realizable value, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2017 and 2016 were approximately $532,070 and $386,612, respectively. Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $46,209, $52,330 and $53,347, respectively.

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

Our amortization of deferred offering costs occurs when one of our common equity offerings is complete, whereby the costs are offset against the equity funds raised in the future and included in additional paid in capital on the consolidated balance sheets, or if the offering expires and the offering costs exceed the funds raised in the offering then the excess will be included in corporate general and administrative expenses in the consolidated statements of operations. During the twelve months ended December 31, 2017 and 2016, the Company wrote off approximately $0.5 million and $0 of deferred offering costs, respectively. As of December 31, 2017, we have no capitalized deferred offering costs subject to further amortization.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate cap is the only asset or liability measured at fair value on a recurring basis and there were no non-recurring asset and liability fair value measurements as of December 31, 2017 and 2016, respectively):

	Level 1	Level 2	Level 3
December 31, 2016
Interest Rate Cap (1)	$—	$33,597	$—
Mortgage loans (2)	$—	$(281,840,780)	$—
Unsecured notes (3)	$(26,241,160)	$—	$—
December 31, 2017
Interest Rate Cap (1)	$—	$5,213	$—
Mortgage loans (2)	$—	$(292,368,370)	$—
Unsecured notes (3)	$—	$—	$—

(1)	Interest rate cap, which caps a 1-month LIBOR rate at 2.5%.
(2)	Mortgage loans are reflected at carrying value on our Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016.
(3)	Unsecured notes are recorded at historical cost on our Consolidated Balance Sheet as of December 31, 2016.

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

Revenue Recognition – Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as; telephone, parking, gift shop sales, rentals from restaurant tenants, rooftop leases, fees earned on the management of the condominium rental program at the Hyde Resort & Residences and insurance proceeds of business interruption coverage. Revenues are reported net of occupancy and other taxes collected from customers and remitted to governmental authorities. Refer to “New Accounting Pronouncements -  ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606),” below for further discussion of revenue recognition.

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statement of operations pursuant to the terms of each lease. Lease revenue was $1,780,525, $1,785,934 and $1,776,518, for the years ended December 31, 2017, 2016, and 2015, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

For the year ending: December 31, 2018	$1,112,282
December 31, 2019	868,289
December 31, 2020	832,695
December 31, 2021	725,244
December 31, 2022	584,901
December 31, 2023 and thereafter	2,500,972
Total	$6,624,383

Variable Interest Entities – The Operating Partnership is a variable interest entity. The Company’s only significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership and its subsidiaries. All of the Company’s debt is an obligation of the Operating Partnership and its subsidiaries.

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 2017, deferred tax assets total approximately $5.5 million, of which approximately $4.9 million relate to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required. As of December 31, 2017, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2016. In addition, as of December 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2009 through 2017.

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

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees and 81,500 restricted shares issued to its independent directors. All of the 255,938 shares issued to certain of our executives and employees have vested.  All of the 81,500 restricted shares issued to the Company’s independent directors have vested. The 2004 plan was terminated in 2013.

Under the 2013 Plan, the Company has made stock awards totaling 163,350 shares, including 77,600 non-restricted shares to certain executives, directors and employees, and 85,750 restricted shares issued to its independent directors and one employee. All awards have vested except for 25,000 shares issued to one employee, which will vest over the next 5 years and 15,000 shares issued to the Company’s independent directors in February 2018, which will vest by December 31, 2018.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2017, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan for the years ended December 31, 2017, 2016, and 2015 was $109,080, $211,682 and $285,978, respectively. The 2004 Plan was terminated in April 2013.

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

Advertising – Advertising costs were $357,379, $452,665 and $280,625 for the years ended December 31, 2017, 2016, and 2015, respectively and are expensed as incurred.

Business Interruption Coverage – Insurance recoveries for business interruption were recognized during the year ended December 31, 2017, for approximately $0.3 million.  The events that resulted in these recoveries during the year ending December 31, 2017 were caused by Hurricanes Matthew and Irma at our properties in Houston, Texas and Tampa, Florida, respectively.  The insurance proceeds were reflected in the statement of operations in other operating departments revenues.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the years ending December 31, 2017, 2016 and 2015, we recognized approximately $2.2 million, $0 and $0, respectively, for gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

Reclassifications – Certain reclassifications in the amount of approximately $0.6 million and approximately $0.8 million for the twelve-month periods ending December 31, 2016 and 2015, respectively, from rooms expense to indirect expense balances on the consolidated statements of operations have been made to conform to the current period presentation.  We have also reclassified approximately $0.3 million for the twelve-month period ending December 31, 2016 on the statement of cash flows into line item, loss on early extinguishments of debt, and out of line item, payments of deferred financing costs, in order to conform to the current period presentation.

New Accounting Pronouncements – In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities it will not have a material effect on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  The FASB issued this update to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in this update also simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses in many transactions related to: a partial sale of real estate; a transfer of a nonfinancial asset within the scope of FASB ASC Topic 845, Nonmonetary Transactions; a contribution of a nonfinancial asset to form a joint venture; and a transfer of a nonfinancial asset to an equity method investee. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted this ASU as of January 1, 2018.  This ASU will not have a material impact on our current consolidated balance sheets, statements of operations or cash flows, however this ASU may have a significant impact on future transactions.

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business (Topic 805).  This ASU clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business.  This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods.  Early adoption is permitted.  We adopted this standard on January 1, 2018 and the majority of future hotel acquisitions are considered asset purchases instead of business combinations. The effects are mainly in regard to acquisition costs treatment, which in the case of asset purchases, are capitalized on the consolidated balance sheets, and in the case of business combinations are typically expensed into the consolidated statements of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This ASU addresses the diversity within entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted for all entities. We adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on restricted cash, it will not have a material effect on our consolidated balance sheets, statements of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in this update. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted for all entities. We adopted this ASU as of January 1, 2018.  The adoption of this ASU did not have a material impact on our current consolidated balance sheets, statements of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients (Topic 606). The amendments in this ASU provide clarification to certain core recognition principles related to ASU No. 2014-09 including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.  The amendments do not change the core principle of the guidance.  We adopted this ASU as of January 1, 2018.  We evaluated all of our revenue related to contracts with customers and determined how to transition these requirements into our consolidated financial statements.  Refer to “New Accounting Pronouncements -  ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606),” below for further discussion of revenue recognition.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing (Topic 606). This update clarifies guidance related to identifying performance obligations and licensing implementation contained in ASU No. 2014-09. The amendments do not change the core principle of the guidance.  We have analyzed all of our revenue related to contracts with customers and have determined how to transition these requirements into our consolidated financial statements. We adopted this ASU as of January 1, 2018.  The adoption of this ASU did not have a material impact on our consolidated balance sheets, statements of operations or cash flows.  Refer to “New Accounting Pronouncements -  ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606),” below for further discussion of revenue recognition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. We are creating an inventory of our leases and are analyzing our current ground lease, office lease, other right-of-use assets and lease liabilities, and parking garage lease obligations that exist.  The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We will adopt this ASU as of January 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. By working in conjunction with our hotel operators, we completed our evaluation of the effect that ASU No. 2014-09 will have on our consolidated financial statements and our evaluation of each of our revenue streams under the new standard. Because of the short-term, day-to-day nature of our hotel revenues, we determined that the pattern of revenue recognition will not change significantly. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agent guidance, which presentation is deemed immaterial for us and will not affect net income. Additionally, we do not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We finalized our expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. We adopted this standard on our effective date of January 1, 2018 under the cumulative effect transition method. No adjustment was recorded to the our opening balance of retained earnings on January 1, 2018 as there was no impact to net income for us. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported under Revenue Recognition (Topic 605). We also expect that the effect of ASU No. 2014-09 will be immaterial on an on-going basis.

3. Acquisition of Hotel Properties

Hyde Resort & Residences. On January 30, 2017, we acquired the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel, for an aggregate price including inventory and other assets of approximately $4.8 million. The allocation of the purchase price based on fair values was as follows:

 The allocation of the purchase price based on their fair values was as follows:

Hyde Resort & Residences
Land and land improvements	$500
Buildings and improvements	4,309,500
Furniture, fixtures and equipment	72,616
Investment in hotel properties	4,382,616
Accrued liabilities and other costs	(866,142)
Prepaid expenses, inventory and other assets	470,375
Net cash	$3,986,849

The results of operations of the Hyde Resort & Residences are included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the acquisition for the period January 30, 2017 to December 31, 2017 are approximately $4.0 million and $0.7 million, respectively. There is no pro forma financial information, since this is a new operation without prior historical information.

4. Investment in Hotel Properties, Net and Investment in Hotel Properties Held for Sale, Net

Investment in hotel properties as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Land and land improvements	$59,504,625	$57,851,380
Buildings and improvements	348,532,577	336,996,876
Furniture, fixtures and equipment	48,467,956	43,458,781
	456,505,158	438,307,037
Less: accumulated depreciation and impairment	(98,705,646)	(89,713,125)
Investment in Hotel Properties, Net	$357,799,512	$348,593,912

Investment in hotel properties held for sale, net as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017		December 31, 2016
Land and land improvements	$		$1,097,096
Buildings and improvements		—	6,242,504
Furniture, fixtures and equipment		—	2,289,008
		—	9,628,608
Less: accumulated depreciation and impairment		—	(4,295,608)
Investment in Hotel Properties Held for Sale, Net		$—	$5,333,000

Our review of possible impairment during the years ended December 31, 2017 and 2016, resulted in no impairment on our investment in hotel properties, respectively.

5. Debt

Mortgage Loans, Net. As of December 31, 2017 and 2016, we had approximately $297.3 million and approximately $282.7 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2017	2016	Penalties	Date	Provisions	Rate
Crowne Plaza Hampton Marina (1)	$-	$2,584,633	None	11/1/2019	3 years	5.00%
Crowne Plaza Tampa Westshore (2)	15,284,200	15,561,400	None	6/30/2019	25 years	LIBOR plus 3.75%
The DeSoto (3)	34,645,929	30,000,000	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (4)	35,294,741	19,291,716	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (5)	9,132,558	9,329,005	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (6)	30,432,260	31,261,991	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone University (7)	14,503,925	14,773,885	n/a	8/1/2018	30 years	4.78%
DoubleTree Resort by Hilton Hollywood Beach (8)	58,023,567	58,935,818	n/a	10/1/2025	30 years	4.913%
Georgian Terrace (9)	45,032,662	45,826,038	n/a	6/1/2025	30 years	4.42%
Hilton Wilmington Riverside (10)	30,000,000	30,000,000	Yes	1/1/2027	25 years	4.25%
Sheraton Louisville Riverside (11)	11,701,930	11,977,557	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	15,000,000	15,000,000	Yes	10/12/2021	18 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$299,051,772	$284,542,043
Deferred financing costs, net	(1,923,928)	(2,049,409)
Unamortized premium on loan	190,972	215,655
Total Mortgage Loans, Net	$297,318,816	$282,708,289

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

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of December 31, 2017.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2017 were as follows:

For the year ending: December 31, 2018	$22,039,201
December 31, 2019	51,290,912
December 31, 2020	7,232,596
December 31, 2021	28,919,110
December 31, 2022	7,018,848
December 31, 2023 and thereafter	182,551,105
Total future maturities	$299,051,772

7.0% Unsecured Notes. On November 21, 2014, the Operating Partnership issued its 7% Notes in the aggregate amount of $25.3 million. The indenture required quarterly payments of interest and was to mature on November 15, 2019.  The 7% Notes were redeemed on November 15, 2017 at 101% of face value.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2017, 2016, and 2015 was $72,984, $72,984 and $65,054, respectively.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expired August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For the years ended December 31, 2017, 2016, and 2015, rent expense was $116,791, $95,482 and $95,482, respectively

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the years ended December 31, 2017, 2016, and 2015 was $2,602, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018. Rent expense for each of the years ended December 31, 2017, 2016, and 2015 was $90,208, $91,003 and $83,651, respectively.

We lease the parking garage adjacent to the Hyde Resort & Residences, along with meeting and office space, in Hollywood Beach, Florida. The parking garage and meeting space is leased under a 20-year operating lease requiring monthly payments of $20,000, which expires in February 2037.  Rent expense for the year ending December 31, 2017 totaled $220,000.

We also lease certain furniture and equipment under financing arrangements expiring between February 2018 and October 2019.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

For the year ending: December 31, 2018	$568,112
December 31, 2019	466,465
December 31, 2020	351,464
December 31, 2021	351,464
December 31, 2022	351,464
December 31, 2023 and thereafter	3,920,165
Total	$6,009,134

Employment Agreements— The Company has entered into various employment contracts with employees that could result in obligations to us in the event of a change in control or termination without cause.

Management Agreements – As of December 31, 2017, each of our wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2017, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between March 2018 and October 2030. On August 7, 2014, we voluntarily terminated the franchise agreement with Holiday Hospitality Franchising, LLC (IHG) for the Crowne Plaza Jacksonville Riverfront effective September 1, 2015 and recognized a termination fee of $351,800. The property has been rebranded as the DoubleTree by Hilton Jacksonville Riverfront. On April 12, 2016 we allowed the franchise agreement on the Crowne Plaza Houston Downtown to expire.  The property has been rebranded as The Whitehall.  On July 31, 2017, we allowed the franchise agreement on the Hilton Savannah DeSoto to expire. The property has been rebranded as The DeSoto and operates as an independent hotel.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, the Sheraton Louisville Riverside and the Georgian Terrace an amount equal to 1 / 12 of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for The DeSoto, the Hilton Wilmington Riverside, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, DoubleTree by Hilton Raleigh Brownstone–University, the Whitehall, Crowne Plaza Hampton Marina and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company.  The ESOP is a leveraged ESOP, meaning the contributed funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market.  Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036.

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of December 31, 2017, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 33,832 shares with a fair value of $221,438 were allocated or committed to be released from the suspense account and recognized as compensation cost during the twelve months ended December 31, 2017.  The remaining 648,668 unallocated shares have an approximate fair value of $4.2 million, as of December 31, 2017.  At December 31, 2017, the ESOP held a total of 9,473 allocated shares, 24,359 committed-to-be-released shares and 648,668 suspense shares.  Dividends on allocated shares are paid to the participants of the ESOP, while dividends on unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  As of December 31, 2017 and 2016, there were each 1,610,000 shares of the Series B Preferred Stock issued and outstanding.  As of December 31, 2017 and 2016, there were 1,300,000 and 0 shares, respectively, of the Series C Preferred Stock issued and outstanding.

In October 2017, the Company issued 1,300,000 shares of Series C Preferred Stock, for net proceeds after all estimated expenses of approximately $30.5 million.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series C Preferred Units.  Holders of the Company’s Series C Preferred Stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The Company pays cumulative cash distributions on the Series C Preferred Stock at a rate of 7.875% per annum of the $25.00 liquidation preference per share. The Series C Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

On August 23, 2016, the Company issued 1,610,000 shares, $0.01 par value per share, of its Series B Preferred Stock for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units. Holders of the Company’s Series B Preferred Stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The Company pays cumulative cash distributions on the Series B Preferred Stock at a rate of 8.00% per annum of the $25.00 liquidation preference per share. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

Preferred Units – The Company is the holder of the Operating Partnership’s preferred partnership units, and is entitled to receive distributions when authorized by our board of directors out of assets legally available for the payment of distributions.

In October 2017, the Operating Partnership issued 1,300,000 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $30.5 million.   The Operating Partnership used the net proceeds to redeem in full the Operating Partnership’s 7% Notes and for working capital.

On August 23, 2016, the Operating Partnership issued 1,610,000 units, $0.01 par value per unit, of its 8% Series B Cumulative Redeemable Perpetual Preferred Units (the “Series B Preferred Units”) for net proceeds after all expenses of approximately $37.8 million.   The Operating Partnership used the net proceeds to redeem in full the Operating Partnership’s 8.0% Notes and for working capital.

The Operating Partnership pays cumulative cash dividends on the Series B Preferred Units and Series C Preferred Units at a rate of 8.00% and 7.875%, respectively per annum for each of the $25.00 liquidation preferences per unit. The Operating Partnership declared and paid per Series B Preferred Units and Series C Preferred Units as follows:

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Preferred B unit for the years ended December 31, 2017, 2016, and 2015:

Quarter Ended	2015	2016		2017
March 31,	$—	$—		$0.50
June 30,	$—	$—		$0.50
September 30,	$—	$.2111	(1)	$0.50
December 31,	$—	$0.50		$0.50
(1)	For the short period from August 23, 2016 to September 30, 2016.

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Preferred C unit for the years ended December 31, 2017, 2016, and 2015:

Quarter Ended	2015	2016	2017
March 31,	$—	$—	$—
June 30,	$—	$—	$—
September 30,	$—	$—	$—
December 31,	$—	$—	$.4430	(2)	(1)
(2)	For the short period from October 11, 2017 to December 31, 2017.

8. Common Stock and Units

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2017, unless extended by the Board of Directors.  For the years ended December 31, 2017 and 2016 the Company repurchased 401,720 and  481,100 shares of common stock, respectively, for approximately $2.7 million and $3.2 million, respectively, and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.

The following is a list of issuances during the years ended December 31, 2017, 2016, and 2015 of the Company’s common stock:

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

As of December 31, 2017 and 2016, the Company had 14,078,831 and 14,468,551 shares of common stock outstanding, respectively.

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

The following is a list of issuance and redemption events, since January 2015, of general and limited partnership units in the Operating Partnership in addition to the issuances of units in the Operating Partnership to the Company and redemptions for the Company’s common stock described above:

For the years ended December 31, 2017 and 2016, the Operating Partnership repurchased 401,720 and  481,100 units, respectively, for approximately $2.7 million and $3.2 million, respectively, and the repurchased units have been returned to the status of authorized but unissued units.

As of December 31, 2017 and 2016, the total number of Operating Partnership units outstanding was 15,856,971 and 16,246,691, respectively.

As of December 31, 2017 and 2016, the total number of outstanding units in the Operating Partnership not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $11.5 million and approximately $12.1 million, respectively, based on the price per share of the common stock on such respective dates.

Common Unit Distributions – The following table presents the quarterly distributions by the Operating Partnership declared and payable per common unit for the years ended December 31, 2017, 2016, and 2015:

Quarter Ended	2015	2016	2017
March 31,	$0.070	$0.085	$0.100
June 30,	$0.075	$0.090	$0.105
September 30,	$0.080	$0.095	$0.110
December 31,	$0.080	$0.095	$0.110

9. Related Party Transactions

Chesapeake Hospitality. As of December 31, 2017, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chief executive officer and two former members of its Board of Directors) owned 1,481,833 shares, approximately 10.5%, of the Company’s outstanding common stock as well as 652,326 Operating Partnership units. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At December 31, 2017 and 2016, we were due $113,669 and $133,711, respectively, from Chesapeake Hospitality.

Management Agreements – Each of the hotels and the hotel condominium unit that we wholly-owned at December 31, 2017 and 2016, are operated by Chesapeake Hospitality under various management agreements.

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

Base management fees earned by Chesapeake Hospitality totaled $4,044,059, $3,828,896 and $3,371,668 for the years ended December 31, 2017, 2016, and 2015, respectively. In addition, incentive management fees of $126,918, $36,466 and $79,555 were accrued for the years ended December 31, 2017, 2016, and 2015, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $4,801,599, $4,606,967 and $4,541,546 for the years ended December 31, 2017, 2016, and 2015, respectively.

DoubleTree Resort by Hilton Hollywood Beach. As of December 31, 2017, we own 100% of the DoubleTree Resort by Hilton Hollywood Beach, which is no longer considered a related party and has a new management agreement as of July 31, 2015.  However, through July 31, 2015 we owned a 25.0% indirect interest in (i) the entity that owns the DoubleTree Resort by Hilton Hollywood Beach and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. The following is a summary of the transactions between DoubleTree Resort by Hilton Hollywood Beach and us:

Management Agreement – DoubleTree Resort by Hilton Hollywood Beach was operated by Chesapeake Hospitality under a management agreement that expired August 2017. Under this agreement Chesapeake Hospitality received a base management fee of 3.0% of gross revenues. Base management fees earned by Chesapeake Hospitality totaled $401,954, for the period ended July 31, 2015.

Asset Management Fee – Also, under an asset management agreement that terminated on July 31, 2015, MHI Hospitality TRS II, LLC, an indirect subsidiary of the Company, received a fee of 1.50% of total revenue which is due on a quarterly basis for services rendered. Asset management fees for the period ended July 31, 2015, were $200,976.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded warriors.  As of December 31, 2017 and 2016, the balance of the loan was $40,000 and $80,000, respectively.

Other Related Parties – On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the years ended December 31, 2017, 2016 and 2015 totaled $304,737, $291,508 and $272,022, respectively, for the three individuals.

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

During the years ending December 31, 2017, 2016 and 2015, the Company reimbursed $178,345, $123,866 and $138,025, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

We began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provisions. Contributions to the plan for the years ended December 31, 2017, 2016, and 2015 were $67,273, $63,944 and $40,768, respectively.

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

	December 31, 2017		December 31, 2016
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	9,473	$ 64,321	-	$ —
Committed-to-be released shares	24,359	157,117	-	—
Total allocated and committed-to-be-released	33,832	$ 221,438	-	$ —

Unallocated shares	648,668	4,183,908	-	—

Total ESOP shares	682,500	$ 4,405,346	-	$ —

11. Unconsolidated Joint Venture

As of December 31, 2017 and 2016, we owned 100% of the DoubleTree Resort by Hilton Hollywood Beach. However, through July 31, 2015 we owned only a 25.0% indirect interest in (i) the entity that owns the DoubleTree Resort by Hilton Hollywood Beach and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Carlyle owned a 75.0% indirect controlling interest in these entities through July 31, 2015. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007.  Summarized financial information for this investment through July 31, 2015, which is accounted for under the equity method, is as follows:

Seven Months Ended
July 31, 2015
Revenue
Rooms department	$10,605,941
Food and beverage department	1,911,950
Other operating departments	880,564
Total revenue	13,398,455
Expenses
Hotel operating expenses
Rooms department	2,062,515
Food and beverage department	1,442,139
Other operating departments	388,087
Indirect	4,774,322
Total hotel operating expenses	8,667,063
Depreciation and amortization	1,060,339
General and administrative	252,565
Total operating expenses	9,979,967
Operating income	3,418,488
Interest expense	(1,516,433)
Net income	$1,902,055

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	2017	2016	2015

Sales and marketing	$13,843,578	$13,537,887	$11,259,332
General and administrative	12,949,596	12,135,835	11,327,182
Repairs and maintenance	6,828,963	7,314,178	6,903,226
Utilities	5,820,589	6,429,686	6,115,356
Property taxes	5,729,464	5,983,280	5,110,659
Management fees, including incentive	4,170,977	3,865,362	3,490,586
Franchise fees	3,877,231	4,091,729	4,016,083
Insurance	2,446,269	2,594,783	2,305,966
Information and telecommunications	1,647,728	1,679,603	1,454,219
Other	297,808	104,594	85,338
Total indirect hotel operating expenses	$57,612,203	$57,736,937	$52,067,947

13. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2017, 2016, and 2015 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Current:
Federal	$—	$—	$—
State	239,582	191,332	444,538
	239,582	191,332	444,538
Deferred:
Federal	1,661,153	(1,294,408)	(1,510,726)
State	(162,931)	(264,558)	(269,845)
	1,498,222	(1,558,966)	(1,780,571)
	$1,737,804	$(1,367,634)	$(1,336,033)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Statutory federal income tax provision (benefit)	$600,880	$(158,859)	$1,705,610
Effect of non-taxable REIT income (loss)	(1,621,526)	(1,135,549)	(2,866,950)
Effect of change in federal income tax rate on net deferred tax assets	2,681,800	—	—
State income tax provision (benefit)	76,650	(73,226)	(174,693)
	$1,737,804	$(1,367,634)	$(1,336,033)

As of December 31, 2017 and 2016, we had a net deferred tax asset of approximately $5.5 million and $6.9 million, respectively, of which, approximately $4.9 million and $6.0 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized. As of December 31, 2017 and 2016, the remainder of the deferred tax asset is attributable to year-to-year timing differences of approximately $0.6 million for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. At the end of the fiscal year, there was a one-time loss effect resulting from a change in the federal income tax rate, due to the TCJA, on the net deferred tax assets which resulted in lowering deferred tax assets in the amount of approximately $2.7 million.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2017. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At December 31, 2017, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

At December 31, 2017, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.

14. Income (Loss) per Share and per Unit

Income (Loss) Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income (loss). The shares of the Series B Preferred Stock and Series C Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 648,668 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The effect of allocated and committed to be released shares during the year ended December 31, 2017, have not been included in the weighted average diluted earnings per share calculation, since there would be an anti-dilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net income (loss) available to common stockholders for basic computation.  There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit. The computation of basic and diluted net income (loss) per share is presented below.

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Numerator
Net income (loss) available to common stockholders for basic and diluted computation	$(3,339,136)	$(218,173)	$5,356,666
Denominator
Weighted average number of common shares outstanding	14,443,674	14,896,994	12,541,117
Weighted average number of Unearned ESOP Shares	(614,574)	-	-
Total weighted average number of common shares outstanding for basic and diluted computation	13,829,100	14,896,994	12,541,117
Basic and diluted net income (loss) per share	$(0.24)	$(0.01)	$0.43

Income (Loss) Per Unit. The computation of basic and diluted income (loss) per unit is presented below.

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Numerator
Net income (loss) available to common unitholders for basic computation	$(3,752,150)	$(244,740)	$6,397,653
Denominator
Weighted average number of units outstanding	16,224,005	16,710,935	14,924,410
Basic and diluted net income (loss) per unit	$(0.23)	$(0.01)	$0.43

15. Quarterly Operating Results - Unaudited

	Quarters Ended 2017
	March 31	June 30	September 30	December 31
Total revenue	$38,694,886	$40,642,632	$36,769,471	$38,159,704
Total operating expenses	32,989,182	35,178,717	34,595,193	35,339,712
Net operating income	5,705,704	5,463,915	2,174,278	2,819,992
Net income (loss)	2,886,032	1,135,719	(936,000)	(3,056,262)
Net income (loss) attributable to common shareholders	1,851,090	296,850	(1,550,555)	(3,936,522)
Earnings (loss) per share attributable to common shareholders– basic and diluted	$0.13	$0.02	$(0.11)	$(0.29)
Net income (loss) available to operating partnership unitholders	2,100,958	310,795	(1,741,000)	(4,422,903)
Earnings (loss) per unit attributable to operating partnership unitholders– basic and diluted	$0.13	$0.02	$(0.11)	$(0.27)

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
Total revenue	$37,810,144	$41,824,954	$37,275,312	$35,935,342
Total operating expenses	33,025,990	34,645,809	33,539,913	33,026,914
Net operating income	4,784,154	7,179,145	3,735,399	2,908,428
Net income(loss)	545,874	1,977,550	(1,549,191)	(74,084)
Net income (loss) attributable to common shareholders	483,095	1,761,106	(1,716,234)	(746,140)
Earnings (loss) per share attributable to common shareholders– basic and diluted	$0.03	$0.12	$(0.11)	$(0.05)
Net income (loss) available to operating partnership unitholders	545,874	1,977,550	(1,889,080)	(879,084)
Earnings (loss) per unit attributable to operating partnership unitholders– basic and diluted	$0.03	$0.12	$(0.11)	$(0.05)

16. Subsequent Events

On January 11, 2018, we paid a quarterly dividend (distribution) of $0.11 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on December 15, 2017.

On January 30, 2018, we authorized payment of a quarterly dividend (distribution) of $0.115 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of March 15, 2018. The dividend (distribution) is to be paid on April 11, 2018.

On January 30, 2018, we authorized payment of a quarterly dividend of $0.50 per Series B Preferred Share (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record as of March 29, 2018. The dividend is to be paid on April 16, 2018.

On January 30, 2018, we authorized payment of a quarterly dividend of $0.4922 per Series C Preferred Share (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record as of March 29, 2018. The dividend is to be paid on April 16, 2018.

On February 1, 2018, we received the additional $5.0 million on the Hilton Wilmington Riverside mortgage loan after meeting certain requirements, per the mortgage documents.

On February 12, 2018, the Company and the Operating Partnership closed on a sale and issuance by the Operating Partnership of an aggregate $25.0 million of the 7.25% senior unsecured notes due 2021, unconditionally guaranteed by the Company, for net proceeds after all estimated expenses of approximately $23.3 million.

On February 26, 2018, we entered into a First Amendment to Loan Agreement, Amended and Restated Promissory Note, and other related documents with International Bank of Commerce to amend the terms of the mortgage loan on The Whitehall hotel located in Houston, Texas.  Pursuant to the amended loan documents, the maturity date is extended until February 26, 2023, the loan amortizes on a 25-year schedule with payments of principal and interest beginning immediately, and an initial principal balance of $15.0 million.

On March 1, 2018, we entered into a loan agreement, a first promissory note (“Note A”) in the amount of $50.0 million, a second promissory note (“Note B”) in the amount of $7.0 million, and other loan documents, including a guarantee by the Operating Partnership, to secure an aggregate $57.0 million mortgage on the Hyatt Centric Arlington hotel with Fifth Third Bank.  Pursuant to the mortgage loan documents, Note A has a term of 3 years, with two 1-year extension options, each of which subject to certain criteria; bears a floating interest rate of one-month LIBOR plus 3.00%; and amortizes on a 25-year schedule.  Pursuant to the mortgage loan documents, Note B has a term of 1-year, with two 1-year extension options, each of which subject to certain criteria; bears a floating interest rate of three-month LIBOR plus 5.00%.

On March 1, 2018, we acquired the 318-room Hyatt Centric Arlington hotel located in Arlington, Virginia for an aggregate purchase price of $79.7 million including seller credits, subject to a $57.0 million mortgage.  Transaction costs associated with the transaction were approximately $0.1 million for the year ended December 31, 2017.  Due to the timing and nature of the transaction, we are continuing to evaluate the adjustments that are necessary to reflect the acquired assets and assumed liabilities to estimated fair value.  As a result, the acquired assets and assumed liabilities, fair value adjustments, and supplemental pro forma information that is required will be disclosed in subsequent filings.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
Crowne Plaza Tampa Westshore – Tampa, Florida	$58,023	$4,153	$9,670	$320	$22,289	$4,473	$31,959	$36,432	$(8,701)	1973	2007	3-39 years
The DeSoto – Savannah, Georgia	34,646	600	13,562	527	17,334	1,127	30,896	32,023	(9,166)	1968	2004	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	15,284	7,090	14,604	111	7,124	7,201	21,728	28,929	(6,714)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	35,295	900	9,443	175	5,746	1,075	15,189	16,264	(4,431)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	9,133	2100	22,031	377	5,725	2,477	27,756	30,233	(9,205)	1972	2004	3-39 years
DoubleTree by Hilton Raleigh Brownstone – University – Raleigh, North Carolina	30,432	815	7,416	211	6,176	1,026	13,592	14,618	(5,349)	1971	2004	3-39 years
DoubleTree Resort by Hilton Hollywood Beach - Hollywood Beach, Florida	14,504	22,865	67,660	394	2,870	23,259	70,530	93,789	(4,335)	1972	2015	3-39 years
Georgian Terrace – Atlanta, Georgia	45,033	10,128	45,386	(1,309)	5,555	8,819	50,941	59,760	(5,267)	1911	2014	3-39 years
Hilton Wilmington Riverside – Wilmington, North Carolina	30,000	785	16,829	500	15,775	1,285	32,604	33,889	(13,043)	1970	2004	3-39 years
Sheraton Louisville Riverside – Jeffersonville, Indiana	11,702	782	6,891	274	14,613	1,056	21,504	22,560	(5,696)	1972	2006	3-39 years
The Whitehall – Houston, Texas	15,000	7,374	22,185	106	5,359	7,480	27,544	35,024	(3,103)	1963	2013	3-39 years
The Hyde Resort	-	226	4,290	-	-	226	4,290	4,516	(101)	2016	2017	3-39 years
	$299,052	$57,818	$239,967	$1,686	$108,566	$59,504	$348,533	$408,037	$(75,111)

(1)	For the year ending December 31, 2017, the aggregate cost of our real estate assets for federal income tax purposes was approximately $398.3 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2015	$393,630
Acquisitions	—
Improvements	9,473
Disposal of Assets	(914)
Balance at December 31, 2016	$402,189
Acquisitions	4,516
Improvements	13,713
Disposal of Assets	(12,381)
Balance at December 31, 2017	$408,037

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2015	$62,041
Current Expense	7,018
Impairment	—
Disposal of Assets	(553)
Balance at December 31, 2016	$68,506
Current Expense	9,933
Impairment	—
Disposal of Assets	(3,328)
Balance at December 31, 2017	$75,111