Form 10-Q
period 2018-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2018-05-10
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of May 4, 2018, there were 14,121,081 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2018 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 9 – Related Party Transactions; and
•	Note 13 – Income Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in hotel properties, net	$438,649,721	$357,799,512
Cash and cash equivalents	30,673,556	29,777,845
Restricted cash	4,901,392	3,651,197
Accounts receivable, net	9,424,697	5,587,077
Accounts receivable - affiliate	307,351	394,026
Prepaid expenses, inventory and other assets	6,207,626	7,292,565
Deferred income taxes	5,190,855	5,451,118
TOTAL ASSETS	$495,355,198	$409,953,340
LIABILITIES
Mortgage loans, net	$357,170,859	$297,318,816
Unsecured notes, net	23,530,323	—
Accounts payable and accrued liabilities	16,534,533	13,813,623
Advance deposits	2,570,635	1,572,388
Dividends and distributions payable	3,229,002	3,073,483
TOTAL LIABILITIES	$403,035,352	$315,778,310
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized;
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,300,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	13,000	13,000
Common stock, par value $0.01, 49,000,000 shares authorized, 14,121,081 shares and 14,078,831 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	141,211	140,788
Additional paid-in capital	146,360,268	146,249,339
Unearned ESOP shares	(4,572,942)	(4,633,112)
Distributions in excess of retained earnings	(50,558,067)	(48,765,860)
Total Sotherly Hotels Inc. stockholders’ equity	91,399,570	93,020,255
Noncontrolling interest	920,276	1,154,775
TOTAL EQUITY	92,319,846	94,175,030
TOTAL LIABILITIES AND EQUITY	$495,355,198	$409,953,340

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUE
Rooms department	$28,285,445	$27,366,634
Food and beverage department	8,351,983	8,323,759
Other operating departments	5,098,128	3,004,493
Total revenue	41,735,556	38,694,886
EXPENSES
Hotel operating expenses
Rooms department	6,700,381	6,682,279
Food and beverage department	6,395,076	5,728,473
Other operating departments	1,528,327	600,020
Indirect	15,233,256	14,205,231
Total hotel operating expenses	29,857,040	27,216,003
Depreciation and amortization	5,634,190	4,061,097
Loss on disposal of assets	3,739	—
Corporate general and administrative	1,546,300	1,712,082
Total operating expenses	37,041,269	32,989,182
NET OPERATING INCOME	4,694,287	5,705,704
Other income (expense)
Interest expense	(4,177,019)	(3,813,717)
Interest income	81,704	39,705
Unrealized gain (loss) on hedging activities	12,730	(15,945)
Gain on sale of assets	—	100,407
Gain on involuntary conversion of assets	870,741	1,041,815
Net income before income taxes	1,482,443	3,057,969
Income tax provision	(305,955)	(171,937)
Net income	1,176,488	2,886,032
Less: Net loss (income) attributable to noncontrolling interest	30,013	(229,942)
Net income attributable to the Company	1,206,501	2,656,090
Distributions to preferred stockholders	(1,444,844)	(805,000)
Net income (loss) available to common stockholders	$(238,343)	$1,851,090
Net income (loss) per share available to common stockholders
Basic and Diluted	$(0.02)	$0.13
Weighted average number of common shares outstanding
Basic and Diluted	13,472,444	14,025,489

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2017	2,910,000	$29,100	14,078,831	$140,788	$146,249,339	$(4,633,112)	$(48,765,860)	$1,154,775	$94,175,030
Net income	—	—	—	—	—	—	1,206,501	(30,013)	1,176,488
Issuance of unrestricted common stock awards	—	—	2,250	23	13,454	—	—	—	13,477
Issuance of restricted common stock awards	—	—	40,000	400	89,450	—	—	—	89,850
Amortization of ESOP shares	—	—	—	—	—	60,170		—	60,170
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared	—	—	—	—	—	—	(1,444,844)	—	(1,444,844)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(1,553,864)	(204,486)	(1,758,350)
Balances at March 31, 2018 (unaudited)	2,910,000	$29,100	14,121,081	$141,211	$146,360,268	$(4,572,942)	$(50,558,067)	$920,276	$92,319,846

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$1,176,488	$2,886,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,634,190	4,061,097
Amortization of deferred financing costs	186,694	214,357
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	(870,741)	(1,041,815)
Unrealized (gain) loss on derivative instrument	(12,730)	15,945
Loss on disposal of assets	3,739	—
Gain on sale of assets	—	(100,407)
Share - based compensation	171,523	94,140
Changes in assets and liabilities:
Accounts receivable	(3,837,620)	(1,209,174)
Prepaid expenses, inventory and other assets	1,075,655	(1,066,260)
Deferred income taxes	260,262	118,050
Accounts payable and other accrued liabilities	2,441,901	1,435,722
Advance deposits	998,247	1,089,819
Accounts receivable - affiliate	86,675	(471,361)
Net cash provided by operating activities	7,308,113	6,019,975
Cash flows from investing activities:
Acquisitions of hotel properties	(80,479,137)	(3,986,849)
Improvements and additions to hotel properties	(5,851,104)	(6,304,669)
Proceeds from the sale of hotel property	—	5,434,856
Proceeds from insurance conversion	870,741	776,815
Proceeds from the sale or disposal of assets	—	2,955
Net cash used in investing activities	(85,459,500)	(4,076,892)
Cash flows from financing activities:
Proceeds of mortgage debt	62,000,000	—
Proceeds of unsecured debt	25,000,000	—
Repurchase of common stock	—	(1,103,130)
Payments on mortgage loans	(1,649,012)	(3,566,914)
(Payments) refund of deferred financing costs	(2,006,021)	3,600
Funding of ESOP stock purchase	—	(4,874,758)
Dividends and distributions paid	(1,602,830)	(1,571,526)
Preferred dividends paid	(1,444,844)	(805,000)
Net cash provided by (used in) financing activities	80,297,293	(11,917,728)
Net (decrease) increase in cash, cash equivalents and restricted cash	2,145,906	(9,974,645)
Cash, cash equivalents and restricted cash at the beginning of the period	33,429,042	36,362,921
Cash, cash equivalents and restricted cash at the end of the period	$35,574,948	$26,388,276
Supplemental disclosures:
Cash paid during the period for interest	$3,831,409	$3,513,312
Cash paid during the period for income taxes	$13,437	$81,361
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$94,122	$1,141,553

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS
Investment in hotel properties, net	$438,649,721	$357,799,512
Cash and cash equivalents	30,673,556	29,777,845
Restricted cash	4,901,392	3,651,197
Accounts receivable, net	9,424,697	5,587,077
Accounts receivable - affiliate	307,351	394,026
Loan receivable - affiliate	4,606,717	4,650,969
Prepaid expenses, inventory and other assets	6,207,626	7,292,565
Deferred income taxes	5,190,855	5,451,118
TOTAL ASSETS	$499,961,915	$414,604,309
LIABILITIES
Mortgage loans, net	$357,170,859	$297,318,816
Unsecured notes, net	23,530,323	-
Accounts payable and other accrued liabilities	16,534,535	13,813,623
Advance deposits	2,570,635	1,572,388
Dividends and distributions payable	3,273,254	3,119,027
TOTAL LIABILITIES	$403,079,606	$315,823,854

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, $0.01 par value, 11,000,000 units authorized;
8% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,300,000 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively	30,488,660	30,488,660
General Partner: 158,993 units and 158,570 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	581,239	586,725
Limited Partners: 15,740,228 units and 15,698,401 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	28,045,879	29,938,539
TOTAL PARTNERS’ CAPITAL	96,882,309	98,780,455
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$499,961,915	$414,604,309

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUE
Rooms department	$28,285,445	$27,366,634
Food and beverage department	8,351,983	8,323,759
Other operating departments	5,098,128	3,004,493
Total revenue	41,735,556	38,694,886
EXPENSES
Hotel operating expenses
Rooms department	6,700,381	6,682,279
Food and beverage department	6,395,076	5,728,473
Other operating departments	1,528,327	600,020
Indirect	15,233,256	14,205,231
Total hotel operating expenses	29,857,040	27,216,003
Depreciation and amortization	5,634,190	4,061,097
Loss on disposal of assets	3,739	—
Corporate general and administrative	1,546,300	1,712,082
Total operating expenses	37,041,269	32,989,182
NET OPERATING INCOME	4,694,287	5,705,704
Other income (expense)
Interest expense	(4,177,019)	(3,813,717)
Interest income	81,704	59,631
Unrealized gain (loss) on hedging activities	12,730	(15,945)
Gain on sale of assets	—	100,407
Gain on involuntary conversion of assets	870,741	1,041,815
Net income before income taxes	1,482,443	3,077,895
Income tax provision	(305,955)	(171,937)
Net income	1,176,488	2,905,958
Distributions to preferred unit holder	(1,444,844)	(805,000)
Net income (loss) available to operating partnership unit holders	$(268,356)	$2,100,958
Net income (loss) attributable per operating partner unit
Basic and diluted	$(0.02)	$0.13

Weighted average number of operating partner units outstanding
Basic and diluted	15,892,513	16,252,691

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units			General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2017	2,910,000	$37,766,531	$30,488,660	158,570	$586,725	15,698,401	$29,938,539	$98,780,455
Issuance of common partnership units	—	—	—	423	1,034	41,827	102,294	103,328
Amortization of restricted units award	—	—	—	—	—	—	8,025	8,025
Unit based compensation	—	—	—	—	—	—	87,267	87,267
Preferred units distributions declared	—	(1,444,844)	—	—	—	—	—	(1,444,844)
Partnership units distributions declared	—	—	—	—	(18,285)	—	(1,810,125)	(1,828,410)
Net income	—	1,444,844	—	—	11,765	—	(280,121)	1,176,488
Balances at March 31, 2018 (unaudited)	2,910,000	$37,766,531	$30,488,660	158,993	$581,239	15,740,228	$28,045,879	$96,882,309

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$1,176,488	$2,905,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,634,190	4,061,097
Amortization of deferred financing costs	186,694	214,357
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	(870,741)	(1,041,815)
Unrealized loss on derivative instrument	(12,730)	15,945
Loss (gain) on disposal of assets	3,739	—
Gain on sale of assets	—	(100,407)
Unit - based compensation	198,619	94,140
Changes in assets and liabilities:
Accounts receivable	(3,837,620)	(1,209,174)
Prepaid expenses, inventory and other assets	1,075,655	(1,066,260)
Deferred income taxes	260,262	118,050
Accounts payable and other accrued liabilities	2,441,901	1,435,722
Advance deposits	998,247	1,089,819
Accounts receivable - affiliate	86,675	(491,287)
Net cash provided by operating activities	7,335,209	6,019,975
Cash flows from investing activities:
Acquisitions of hotel properties	(80,479,137)	(3,986,849)
Improvements and additions to hotel properties	(5,851,104)	(6,304,669)
Proceeds from the sale of hotel property	—	5,434,856
ESOP loan advances	—	(4,874,758)
ESOP loan payments	44,256	—
Proceeds from insurance conversion	870,741	776,815
Proceeds from the sale or disposal of assets	—	2,955
Net cash used in investing activities	(85,415,244)	(8,951,650)
Cash flows from financing activities:
Proceeds of mortgage debt	62,000,000	—
Proceeds of unsecured debt	25,000,000	—
Settlement or repurchase of common units	—	(1,103,130)
Payments on mortgage loans	(1,649,012)	(3,566,914)
(Payments) refund of deferred financing costs	(2,006,021)	3,600
Distributions and dividends paid	(1,674,182)	(1,571,526)
Preferred dividends paid	(1,444,844)	(805,000)
Net cash provided by (used in) financing activities	80,225,941	(7,042,970)
Net (decrease) increase in cash, cash equivalents and restricted cash	2,145,906	(9,974,645)
Cash, cash equivalents and restricted cash at the beginning of the period	33,429,042	36,362,921
Cash, cash equivalents and restricted cash at the end of the period	$35,574,948	$26,388,276
Supplemental disclosures:
Cash paid during the period for interest	$3,831,409	$3,513,312
Cash paid during the period for income taxes	$13,437	$81,361
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$94,122	$1,141,553

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States.  Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in twelve hotel properties comprising 3,156 rooms, and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.   The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Crowne Plaza, Sheraton and Hyatt, as well as independent hotels.

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “Initial Properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP (the “Operating Partnership”), which at March 31, 2018, was approximately 88.8% owned by the Company.  Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Operating Partnership, the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership.  The Company, as general partner, conducts substantially all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership.  Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Operating Partnership’s behalf.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, through its subsidiaries, leases the hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc. (collectively, “MHI TRS”), which is a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages eligible independent hotel management companies, including MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”) and Highgate Hotels, L.P. (“Highgate Hotels”), to operate the hotels under management contracts. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On February 26, 2018, we entered into a First Amendment to Loan Agreement, Amended and Restated Promissory Note, and other related documents with International Bank of Commerce to amend the terms of the mortgage loan on The Whitehall hotel located in Houston, TX.  Pursuant to the amended loan documents, payments of principal and interest on a 25-year amortization schedule will begin immediately and the maturity date is extended until February 26, 2023.

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

On March 1, 2018, we entered into a loan agreement, a first and second promissory note (“Note A” and “Note B”, respectively), and other loan documents, including a guarantee by the Operating Partnership, to secure an aggregate $57.0 million mortgage (the “Mortgage Loan”) on the Hyatt Centric Arlington hotel with Fifth Third Bank.  Pursuant to the Mortgage Loan documents, Note A is in the amount of $50.0 million; has a term of 3 years, with two 1-year extension options, each of which is subject to certain criteria; bears a floating interest rate of one-month LIBOR plus 3.00%, payable monthly; and requires monthly principal payments of $78,650.  Pursuant to the Mortgage Loan documents, Note B is in the amount of $7.0 million; has a term of 1-year, with two 1-year extension options, each of which is subject to certain criteria; bears a floating interest rate of three-month LIBOR plus 5.00%, payable monthly; and requires monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1-year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.  The full amount of the loan proceeds, together with proceeds of the 7.25% Notes offering and cash on hand, were used to finance the Arlington Acquisition.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2018 and December 31, 2017 were $516,601 and $532,070, respectively. Amortization expense for the three-month periods ended March 31, 2018 and 2017 totaled $17,032 and $31,452, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate cap is the only asset or liability measured at fair value on a recurring basis and there were no non-recurring asset and liability fair value measurements as of March 31, 2018 and December 31, 2017, respectively):

	Level 1	Level 2	Level 3
December 31, 2017
Interest Rate Cap (1)	$—	$5,213	$—
Mortgage loans (2)	$—	$(292,368,370)	$—
March 31, 2018
Interest Rate Cap (1)	$—	$17,942	$—
Mortgage loans (2)	$—	$(352,396,367)	$—
Unsecured notes (3)	$(26,000,000)	$—	$—

(1)	Interest rate cap, which caps a 1-month LIBOR rate at 2.5%.
(2)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.
(3)	Unsecured notes are recorded at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of March 31, 2018.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.5 million, for each of the three months ended March 31, 2018 and 2017.

A schedule of minimum future lease payments receivable for the remaining nine and twelve-month lease periods is as follows:

For the remaining nine months ending: December 31, 2018	$1,040,432
December 31, 2019	997,511
December 31, 2020	991,550
December 31, 2021	928,223
December 31, 2022	810,364
December 31, 2023 and thereafter	4,266,894
Total	$9,034,974

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of March 31, 2018 and December 31, 2017, deferred tax assets totaled approximately $5.2 million and $5.5 million, respectively, of which approximately $4.6 million and $4.9 million relate to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required.  As of March 31, 2018 and December 31, 2017, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2017. In addition, as of March 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject include the years 2009 and 2014 through 2016.

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

Under the 2013 Plan, the Company has made stock awards totaling 163,350 shares, including 77,600 non-restricted shares to certain executives and employees and 85,750 restricted shares issued to its independent directors.  All awards have vested except for 25,000 shares issued to one employee, which will vest over 5 years and 15,000 shares issued to the Company’s independent directors in February 2018, which will vest by December 31, 2018.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of March 31, 2018, no performance-based stock awards have been granted. Total compensation cost recognized under the 2004 Plan and the 2013 Plan for each of the three months ended March 31, 2018 and 2017 was $8,025 and $4,980, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

On February 15, 2017, the NCGC Committee approved the suspension of the Company’s Long Term Stock Bonus Program (the “LTSBP”), a stock-based compensation program approved by the board on April 16, 2013 and implemented in conjunction with and aligned with the duration of the Company’s 2013 Plan.

Advertising – Advertising costs were $98,313 and $65,010 for the three months ended March 31, 2018 and 2017, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the three-month periods ending March 31, 2018 and 2017, we recognized approximately $0.9 and $1.0 million gain on involuntary conversion of assets, respectively, which is reflected in the consolidated statements of operations.

Comprehensive Income – Comprehensive income as defined, includes all changes in equity during a period from non-owner sources. We do not have any items of comprehensive income other than net income.

Segment Information – We have determined that our business is conducted in one reportable segment: hotel ownership.

Reclassifications - Certain reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.  We have adopted ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, whereby the restricted cash balances are reflected in the total Cash, Cash Equivalents and Restricted Cash for both current and prior year presentation.

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

New Accounting Pronouncements – In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018 and aside from minor presentation changes in our disclosure on derivative and hedging activities it did not have a material effect on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business (Topic 805).  This ASU clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business.  This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods.  We adopted this standard on January 1, 2018 and the majority of future hotel acquisitions are considered asset purchases instead of business combinations. The effects are primarily related to the treatment of acquisition costs, which in the case of asset purchases, are capitalized on the consolidated balance sheets, and in the case of business combinations are typically expensed into the consolidated statements of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This ASU addresses the diversity within entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on restricted cash, it did not have a material effect on our consolidated balance sheets, statements of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. We are creating an inventory of our leases and are analyzing our current ground lease, office lease, other right-of-use assets and lease liabilities.  The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We will adopt this ASU as of January 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method. By working in conjunction with our hotel operators, we completed our evaluation of the effect that ASU No. 2014-09 will have on our consolidated financial statements and our evaluation of each of our revenue streams under the new standard. Because of the short-term, day-to-day nature of our hotel revenues, we determined that the pattern of revenue recognition will not change significantly. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agent guidance, which presentation is deemed immaterial for us and will not affect net income. Additionally, we do not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We finalized our expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. We adopted this standard on our effective date of January 1, 2018 under the cumulative effect transition method. No adjustment was recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact to net income for us. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported under Revenue Recognition (Topic 605). We also expect that the effect of ASU No. 2014-09 will be immaterial on an on-going basis.

3. Acquisition of Hotel Properties

Hyatt Centric Arlington.  On March 1, 2018, we acquired the Hyatt Centric Arlington hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $80.5 million (after amendment of the initial purchase price of $81.0 million).

Hyde Resort & Residences. On January 30, 2017, we acquired the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $4.8 million.

The allocations of the respective purchase prices are based on fair values are as follows:

	Hyatt Centric Arlington (1)	Hyde Resort & Residences
Land and land improvements	$190,237	$500
Buildings and improvements	68,600,051	4,309,500
Furniture, fixtures and equipment	7,759,666	72,616
Intangible assets	3,043,947	—
Investment in hotel properties	79,593,901	4,382,616
Accrued liabilities and other costs	—	(866,142)
Prepaid expenses, inventory and other assets	885,236	470,375
Net cash	$80,479,137	$3,986,849
(1)	The purchase price allocation for the Hyatt Centric Arlington is estimated.

The results of operations of the hotels are included in our consolidated financial statements from the date of acquisition. The total revenue and net income related to the Hyatt Centric Arlington acquisition for the period March 1, 2018 to March 31, 2018 are approximately $2.1 million and $0.5 million, respectively.

The total revenue and net loss related to the Hyde Resort & Residences acquisition for the period January 1, 2018 to March 31, 2018 are approximately $2.1 million and $0.4 million, respectively.

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Land and land improvements	$60,117,980	$59,504,625
Buildings and improvements	430,011,879	348,532,577
Furniture, fixtures and equipment	50,010,187	48,467,956
	540,140,046	456,505,158
Less: accumulated depreciation and impairment	(101,490,325)	(98,705,646)
Investment in Hotel Properties, Net	$438,649,721	$357,799,512

The Crowne Plaza Hampton Marina property, was sold on February 7, 2017 for approximately $5.6 million.  After selling costs, mortgage loan payoff and associated fees we realized an approximate gain on the sale of assets of $0.1 million, as reflected in the consolidated statements of operations for the period ending March 31, 2017.

5. Debt

Mortgage Loans, Net. As of March 31, 2018 and December 31, 2017, we had approximately $357.2 million and approximately $297.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	March 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2018	2017	Penalties	Date	Provisions	Rate
Crowne Plaza Tampa Westshore (1)	$15,214,900	$15,284,200	None	6/30/2019	n/a	LIBOR plus 3.75%
The DeSoto (2)	34,443,790	34,645,929	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (3)	35,160,939	35,294,741	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (4)	9,065,885	9,132,558	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (5)	30,231,427	30,432,260	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone University (6)	14,431,982	14,503,925	n/a	8/1/2018	30 years	4.78%
DoubleTree Resort by Hilton Hollywood Beach (7)	57,778,507	58,023,567	n/a	10/1/2025	30 years	4.913%
Georgian Terrace (8)	44,821,844	45,032,662	n/a	6/1/2025	30 years	4.42%
Hotel Ballast (9)	34,839,139	30,000,000	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington - Note A (10)	49,921,350	—	None	3/1/2021	n/a	LIBOR plus 3.00%
Hyatt Centric Arlington - Note B (11)	6,900,000	—	None	3/1/2019	n/a	LIBOR plus 5.00%
Sheraton Louisville Riverside (12)	11,631,167	11,701,930	Yes	12/1/2026	25 years	4.27%
The Whitehall (13)	14,961,530	15,000,000	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$359,402,460	$299,051,772
Deferred financing costs, net	(2,416,404)	(1,923,928)
Unamortized premium on loan	184,803	190,972
Total Mortgage Loans, Net	$357,170,859	$297,318,816

(1)

The note provides initial proceeds of $15.7 million, with an additional $3.3 million available upon the satisfaction of certain conditions; bears a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%; with monthly principal payments of $23,100; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions. On April 5, 2018, we drew down an additional $3.3 million of loan proceeds in accordance with the terms of the note.

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
(9)

The note provided initial proceeds of $30.0 million and additional proceeds of $5.0 million which were received following the substantial completion of the renovation project in February 2018; amortizes on a 25-year schedule after a 1-year interest-only period; and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(10)	The note has a term of 3 years, with two 1-year extension options, each of which are subject to certain criteria. The note requires monthly principal payments of $78,650.
(11)

The note has a term of 1 year, with two 1-year extension options, each of which are subject to certain criteria. The note requires monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1- year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.

(12)	The note bears a fixed interest rate of 4.27% for the first 5 years of the loan, with an option for the lender to reset the interest rate after 5 years.
(13)

The note was amended in February 2018 to extend the maturity date until February 26, 2023.  The amended note has an initial principal balance of $15.0 million, with no additional proceeds available; bears a floating interest rate of the 1-month LIBOR plus 3.5%, subject to a floor rate of 4.0% and is subject to prepayment penalties subject to a declining scale from 3.0% penalty on or before the first anniversary date, a 2.0% penalty during the second anniversary year and a 1.0% penalty after the third anniversary date.

As of March 31, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of Note B to the Hyatt Centric Arlington mortgage. At March 31, 2018, we failed to meet the Debt Service Coverage Ratio (“DSCR”) covenant for the Hyatt Centric Arlington mortgage. The loan agreement contains a balancing provision that allows us to pay down the principal balance of the loan to meet the DSCR covenant, and we are currently in compliance with the DSCR covenant after making an additional principal payment of approximately $4.0 million on May 10, 2018.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of March 31, 2018 were as follows:

For the remaining nine months ending: December 31, 2018	$23,130,768
December 31, 2019	57,267,675
December 31, 2020	7,255,127
December 31, 2021	71,686,191
December 31, 2022	5,047,909
December 31, 2023 and thereafter	195,014,790
Total future maturities	$359,402,460

7.25% Unsecured Notes. On February 12. 2018, the Operating Partnership issued its 7.25% Notes in the aggregate amount of $25.0 million, unconditionally guaranteed by the Company. The indenture requires quarterly payments of interest and matures on February 15, 2021. The 7.25% Notes are callable after February 15, 2019 at 101% of face value.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for each of the three months ended March 31, 2018 and 2017 totaled $18,245, respectively.

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

We lease a parking lot adjacent to the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expired August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at August 1, 2018, or at the end of any 10-year renewal period, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months ended March 31, 2018 and 2017, totaled $27,866 and $23,871, respectively.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the three months ended March 31, 2018 and 2017, totaled $651, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018.  Rent expense for each of the three months ended March 31, 2018 and 2017 totaled $22,552.

We lease the parking garage adjacent to the Hyde Resort & Residences along with meeting and office spaces in Hollywood Beach, Florida. The parking garage and meeting space is leased under a 20-year operating lease requiring monthly payments of $20,000, which expires in February 2037.  Rent expense for the three months ended March 31, 2018 and 2017, totaled $60,000 and $40,000, respectively.

We lease land that covers all of the land underlying the Hyatt Centric Arlington pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended by us for five additional renewal periods of 10 years each. Rent expense for the three months ended March 31, 2018 was $64,595.

We also lease certain furniture and equipment under financing arrangements expiring between August 2018 and August 2026.

A schedule of minimum future lease payments for the following nine and twelve-month periods is as follows:

For the remaining nine months ending: December 31, 2018	$440,122
December 31, 2019	452,023
December 31, 2020	364,163
December 31, 2021	354,639
December 31, 2022	351,464
December 31, 2023 and thereafter	3,920,165
Total	$5,882,576

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of March 31, 2018, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of March 31, 2018, the eleven remaining wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of March 31, 2018, nine of our hotels operated under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between March 2019 and March 2038.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The

DeSoto, the DoubleTree by Hilton Raleigh Brownstone–University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall, and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of March 31, 2018, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 42,256 and 0 shares with a fair value of $283,786 and $0 were allocated or committed to be released from the suspense account and recognized as compensation cost during the three months ended March 31, 2018 and 2017, respectively.  The remaining 640,244 unallocated shares have an approximate fair value of $4.0 million, as of March 31, 2018.  At March 31, 2018, the ESOP held a total of 35,725 allocated shares, 6,531 committed-to-be-released shares and 640,244 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

Litigation –To our knowledge, no material litigation has been threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  As of March 31, 2018 and December 31, 2017, there were 1,610,000 shares, respectively, of the Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) issued and outstanding.  As of March 31, 2018 and December 31, 2017, there were 1,300,000 shares, respectively, of the Series C Preferred Stock issued and outstanding.

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

On August 23, 2016, the Company issued 1,610,000 shares of its Series B Preferred Stock for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units. Holders of the Company’s Series B Preferred Stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The Company pays cumulative cash distributions on the Series B Preferred Stock at a rate of 8.00% per annum of the $25.00 liquidation preference per share. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units, and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.

In October 2017, the Operating Partnership issued 1,300,000 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $30.5 million.   The Operating Partnership used the net proceeds to redeem in full the Operating Partnership’s 7% Notes and for working capital.

On August 23, 2016, the Operating Partnership issued 1,610,000 units, $0.01 par value per unit, of its 8% Series B Cumulative Redeemable Perpetual Preferred Units (the “Series B Preferred Units”) for net proceeds after all expenses of approximately $37.8 million.   The Operating Partnership used the net proceeds to redeem in full the Operating Partnership’s 8.0% senior unsecured notes and for working capital.

The Operating Partnership pays cumulative cash dividends on the preferred partnership units at a rate of 8.00% per annum of the $25.00 liquidation preference per unit for the Series B Preferred Units and pays cumulative cash dividends on the preferred partnership units at a rate of 7.825% per annum of the $25.00 liquidation preference per unit for the Series C Preferred Units.

For each of the quarters ended March 31, 2018 and 2017, the Operating Partnership has declared and has paid $0.50 per preferred unit for the Series B Preferred Units, respectively, and for the quarters ended March 31, 2018 and 2017, the Operating Partnership has declared and has paid $0.4922 and $0, respectively, per preferred unit for the Series C Preferred Units.

8. Common Stock and Units

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2018, unless extended by the board of directors.  Through December 31, 2017 the Company repurchased 882,820 shares of common stock for approximately $5.9 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the three months ended March 31, 2018.  Between January 3, 2017 and February 28, 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.

The following is a schedule of issuances, since January 1, 2017, of the Company’s common stock and related units of the Operating Partnership:

On February 5, 2018, the Company was issued 17,250 units in the Operating Partnership and awarded 15,000 shares of restricted stock and 2,250 of unrestricted stock to its independent directors.

On January 1, 2018, the Company was issued 25,000 units in the Operating Partnership and awarded 25,000 shares of restricted stock to one of its employees.

On February 15, 2017, the Company was issued 12,000 units in the Operating Partnership and awarded 12,000 shares of restricted stock to its independent directors.

As of March 31, 2018 and December 31, 2017, the Company had 14,121,081 and 14,078,831 shares of common stock outstanding, respectively.

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

There have been no issuances or redemptions, since January 1, 2017, of units in the Operating Partnership other than the issuances of units in the Operating Partnership to the Company described above.

As of March 31, 2018 and December 31, 2017, the total number of Operating Partnership units outstanding was 15,899,221 and 15,856,971, respectively.

As of March 31, 2018 and December 31, 2017, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $11.2 million and $11.5 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. As of March 31, 2018, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chairman and chief executive officer, and two former members of the Company’s board of directors) owned 1,481,833 shares, approximately 10.5%, of the Company’s outstanding common stock as well as 652,326 Operating Partnership units. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At March 31, 2018 and December 31, 2017, we were due $101,405 and $113,669, respectively, from Chesapeake Hospitality.

Management Agreements – As of March 31, 2018, all of our wholly-owned hotels (with the exception of the Hyatt Centric Arlington hotel) and the Hyde Resort & Residences operated under various management agreements with Chesapeake Hospitality.  On December 15, 2014, we entered into a master agreement and a series of individual hotel management agreements that became effective on January 1, 2015. The master agreement has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increased to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio was 2.65% through 2017 and decreased to 2.50% thereafter. For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

The Company and Chesapeake Hospitality agreed to substitute the Hyde Resort & Residences for the Crowne Plaza Hampton Marina and there was no termination fee associated with the termination of the Crowne Plaza Hampton Marina management agreement.  Each management agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation.

Base management and administrative fees earned by Chesapeake Hospitality for our properties totaled $1,097,722 and $973,068 for the three months ended March 31, 2018 and 2017, respectively.  In addition, estimated incentive management fees of $22,397 and $26,293 were accrued for the three months ended March 31, 2018 and 2017, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $1,503,825 and $1,267,936 for the three months ended and March 31, 2018 and 2017, respectively.

Workers’ Compensation Insurance – Pursuant to our management agreements with Chesapeake Hospitality, we pay the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that work exclusively for our properties that are managed by Chesapeake Hospitality. For the three months ended March 31, 2018 and 2017, we paid approximately $0.1 million and $0, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded American veterans living in communities near our hotels.  As of March 31, 2018, and December 31, 2017, the balance of the loan was each $40,000, respectively.

Loan Receivable - Affiliate – As of March 31, 2018 and December 31, 2017, approximately $4.7 million and $4.7 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer.  We also employ Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the three months ended March 31, 2018 and 2017 totaled $97,260 and $91,277, respectively, for all three individuals.

During the three-month period ending March 31, 2018 and 2017, the Company reimbursed $24,052  and $48,859, respectively to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $26,898 and $24,238 for the three months ended March 31, 2018 and 2017, respectively.

Employee Stock Ownership Plan - The Company adopted an Employee Stock Ownership Plan in December 2016, effective January 1, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market, which serve as collateral for the loan.  Between January 3, 2017 and February 28, 2017, the Company’s ESOP purchased 682,500 shares of the Company’s common stock of an aggregate cost of $4.9 million.  Shares purchased by the ESOP are held in a suspense account for allocation among participants.  The share allocations are accounted for at fair value on the date of allocation as follows:

	March 31, 2018		December 31, 2017
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	35,725	$242,576	9,473	$64,320
Committed to be released shares	6,531	41,208	24,359	157,118
Total Allocated and Committed-to-be-Released	42,256	$283,784	33,832	$221,438

Unallocated shares	640,244	4,039,939	648,668	4,183,908

Total ESOP Shares	682,500	$4,323,723	682,500	$4,405,346

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Sales and marketing	$3,727,422	$2,926,133
General and administrative	3,442,458	3,686,055
Repairs and maintenance	1,801,142	1,711,035
Utilities	1,401,978	1,374,897
Property taxes	1,537,374	1,038,189
Management fees, including incentive	1,115,859	999,362
Franchise fees	923,524	1,413,395
Insurance	634,669	606,435
Information and telecommunications	381,604	433,564
Other	267,226	16,166
Total indirect hotel operating expenses	$15,233,256	$14,205,231

12. Income Taxes

The components of the income tax provision for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Current:
Federal	$—	$5,485
State	45,693	48,402
	45,693	53,887
Deferred:
Federal	207,019	99,358
State	53,243	18,692
	260,262	118,050
	$305,955	$171,937

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s income tax provision is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	$311,313	$1,046,484
Effect of non-taxable REIT income (loss)	(104,294)	(941,641)
State income tax provision (benefit)	98,936	67,094
	$305,955	$171,937

As of March 31, 2018 and December 31, 2017, we had a net deferred tax asset of approximately $5.2 million and $5.5 million, respectively, of which, approximately $4.6 million and $4.9 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of March 31, 2018 and December 31, 2017, the remainder of the deferred tax asset is attributable to year-to-year timing differences of approximately $0.6 million and $0.5 million, respectively, for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. At the end of the 2017 fiscal year, there was a one-time loss effect resulting from a change in the federal income tax rate, due to the recently enacted tax reform legislation, informally referred to as the Tax Cuts and Jobs Act, on the net deferred tax assets which resulted in lowering deferred tax assets in the amount of approximately $2.7 million.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2018 and December 31, 2017, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At March 31, 2018 and December 31, 2017, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

13. Income (Loss) Per Share and Per Unit

Income (Loss) per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income (loss). The shares of the Series B Preferred Stock and Series C Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 640,244 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The effect of allocated and committed to be released shares during the three months ended March 31, 2018, have not been included in the weighted average diluted earnings per share calculation, since there would be an anti-dilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net income (loss) available to common stockholders for basic computation.  There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit.  The computation of basic and diluted net income per share is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Numerator
Net income (loss) available to common stockholders for basic and diluted computation	$(238,343)	$1,851,090
Denominator
Weighted average number of common shares outstanding	14,114,373	14,474,551
Weighted average number of Unearned ESOP Shares	(641,929)	(449,062)
Total weighted average number of common shares outstanding for basic and diluted computation	13,472,444	14,025,489
Basic and diluted net income (loss) per share	$(0.02)	$0.13

Income Per Unit – The computation of basic and diluted net income per unit is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Numerator
Net income (loss) available to common unitholders for basic computation	$(268,356)	$2,100,958
Denominator
Weighted average number of units outstanding	15,892,513	16,252,691
Basic and diluted net income (loss) per unit	$(0.02)	$0.13

14. Subsequent Events

On April 5, 2018, the Company drew down an additional $3.3 million of loan proceeds available on the Crowne Plaza Tampa Westshore mortgage loan.

On April 11, 2018, we paid a quarterly dividend (distribution) of $0.115 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on March 15, 2018.

On April 16, 2018, we paid a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of March 29, 2018.

On April 16, 2018, we paid a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of March 29, 2018.

On April 30, 2018, we authorized payment of a quarterly dividend (distribution) of $0.12 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of June 15, 2018. The dividend (distribution) is to be paid on July 11, 2018.

On April 30, 2018, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of June 29, 2018. The dividend is to be paid on July 16, 2018.

On April 30, 2018, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of June 29, 2018. The dividend is to be paid on July 16, 2018.

On May 10, 2018, we entered into a purchase and sale agreement for the purchase of the parking lot adjacent to the DoubleTree by Hilton Raleigh Brownstone University for an aggregate purchase price of $3.5 million.  The closing of the transaction is subject to various customary closing conditions, including the accuracy of representations and warranties through closing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sotherly Hotels Inc. is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States.  Substantially all of the assets of Sotherly Hotels Inc. are held by, and all of its operations are conducted through, Sotherly Hotels LP. We commenced operations in December 2004 when we completed our initial public offering and thereafter consummated the acquisition of the Initial Properties.

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Crowne Plaza, Sheraton and Hyatt, as well as independent hotels.   As of March 31, 2018, we owned the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
Crowne Plaza Tampa Westshore	222		Tampa, FL	October 29, 2007	Upscale
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Ballast(2)	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	215	(3)	Hollywood, FL	January 30, 2017	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,371

(1)	Operated as an independent hotel.
(2)	On April 2, 2018, the Company rebranded the Hilton Wilmington Riverside to the Hotel Ballast, part of the Tapestry Collection by Hilton.
(3)

Reflects only those condominium units that were participating in the rental program as of March 31, 2018.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 88.8% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessees, which are indirect wholly owned subsidiaries of the Operating Partnership.  Our TRS Lessees then engage eligible independent hotel management companies to operate the hotels under a management agreement.  Our TRS Lessees have engaged Chesapeake Hospitality and Highgate Hotels to manage our hotels.  Our TRS Lessees, and their parent, MHI Hospitality TRS Holding, Inc., are consolidated into our financial statements for accounting purposes.  The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended March 31, 2018 and 2017, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as ten wholly-owned properties in the portfolio that were under the Company’s control during the three months ended March 31, 2018 and the corresponding period in 2017 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Hyatt Centric Arlington which was acquired on March 1, 2018, the Crowne Plaza Hampton Marina which was sold in February 2017, or our interest in the Hyde Resort & Residences which was acquired on January 30, 2017.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences during the three months ended March 31, 2018 and the corresponding period in 2017.

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Actual Portfolio Metrics
Occupancy %	67.6%	70.1%
ADR	$157.80	$149.08
RevPAR	$106.63	$104.46
Same-Store Portfolio Metrics
Occupancy %	66.8%	71.0%
ADR	$155.53	$149.88
RevPAR	$103.84	$106.39
Composite Portfolio Metrics
Occupancy %	66.5%	69.8%
ADR	$168.37	$150.65
RevPAR	$112.03	$105.10

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Revenue.  Total revenue for the three months ended March 31, 2018 increased approximately $3.0 million, or 7.9%, to approximately $41.7 million compared to total revenue of approximately $38.7 million for the three months ended March 31, 2017. The increase in revenue for the three months ended March 31, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased revenues by approximately $2.1 million.  In addition, our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has been ramping up and accounted for an increase of approximately $1.3 million for the period.  Offsetting these increases was a decrease in revenue resulting from the sale of our property in Hampton, Virginia which reduced revenues by approximately $0.3 million. In addition, there was a net decrease in revenues of approximately $0.1 million for the period from the remaining properties; made up of a decrease for our properties impacted by renovation activities in Wilmington, North Carolina and Houston, Texas, which had reduced revenues of approximately $0.8 million; decreases in revenues of approximately $0.8 million at our properties in Raleigh, North Carolina; Jeffersonville, Indiana and Atlanta, Georgia and with offsetting increases in revenues at our properties in Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Hollywood Beach, Florida and Tampa, Florida of approximately $1.5 million.

Room revenue increased approximately $0.9 million, or 3.4%, to approximately $28.3 million for the three months ended March 31, 2018 compared to room revenue of approximately $27.4 million for the three months ended March 31, 2017.  The increase in room revenue for the three months ended March 31, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased room revenues by approximately $1.8 million.  Offsetting this increase was a decrease in room revenue resulting from the sale of our property in Hampton, Virginia which reduced revenues by approximately $0.2 million. In addition, there was a net decrease in room revenues of approximately $0.7 million for the period, from the remaining properties, made up of a decrease at our properties impacted by renovation activities in Wilmington, North Carolina and Houston, Texas, which had reduced room revenues by approximately $0.8 million; decreases in room revenues of approximately $0.7 million at our properties in Savannah, Georgia; Raleigh, North Carolina; Laurel, Maryland; Hollywood Beach, Florida; Jeffersonville, Indiana and Atlanta, Georgia with offsetting increases in room revenues at our properties in  Philadelphia, Pennsylvania; Jacksonville, Florida; and Tampa, Florida of approximately $0.8 million.

Food and beverage revenues increased approximately $0.1 million, or 0.3%, to approximately $8.4 million for the three months ended March 31, 2018 compared to food and beverage revenues of approximately $8.3 million for the three months ended March 31, 2017.   The increase in food and beverage revenues for the three months ended March 31, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased food and beverage revenues by approximately $0.3 million.  Offsetting this increase was a decrease in food and beverage revenue resulting from the sale of our property in Hampton, Virginia which reduced revenues by approximately $0.1 million. In addition, there was a net decrease in food and beverage revenues of approximately $0.1 million for the period from the remaining properties, made up of a decrease at our properties impacted by renovation activities in Wilmington, North Carolina and Houston, Texas, which had reduced food and beverage revenues by approximately $0.1 million; decreases in food and beverage revenues of approximately $0.6 million at our properties in Raleigh, North Carolina; Philadelphia, Pennsylvania; Hollywood Beach, Florida; Jeffersonville, Indiana; Tampa, Florida and Atlanta, Georgia with offsetting increases in food and beverage revenues at our properties in Savannah, Georgia; Laurel, Maryland and Jacksonville, Florida; of approximately $0.6 million.

Revenue from other operating departments increased approximately $2.1 million, or 69.7%, to approximately $5.1 million for the three months ended March 31, 2018 compared to revenue from other operating departments of approximately $3.0 million for the three months ended March 31, 2017.  The increase in revenue from other operating departments for the three months ended March 31, 2018 resulted mainly from the ramp up of operations at the Hyde Resort & Residences, accounting for an increase of approximately $2.1 million for the period.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $29.9 million for the three months ended March 31, 2018, an increase of approximately $2.6 million, or 9.7%, compared to total hotel operating expenses of approximately $27.2 million for the three months ended March 31, 2017.  The increase in hotel operating expenses for the three months ended March 31, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased hotel operating expenses by approximately $1.4 million.  In addition, our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has been ramping up and accounted for an increase of approximately $0.8 million for the period.  Offsetting these increases was a decrease in hotel operating expenses resulting from the sale of our property in Hampton, Virginia which reduced hotel operating expenses by approximately $0.4 million. In addition, there was a net increase in hotel operating expenses of approximately $0.8 million for the period from the remaining properties; made up of a decrease for our properties impacted by renovation activities in Wilmington, North Carolina and Houston, Texas, which had reduced hotel operating expenses of approximately $0.2 million; decreases in hotel operating expenses of approximately $0.4 million at our properties in Raleigh, North Carolina; Jeffersonville, Indiana and Atlanta, Georgia and with offsetting increases in hotel operating expenses at our properties in  Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Hollywood Beach, Florida and Tampa, Florida of approximately $1.4 million

Rooms expense for the three months ended March 31, 2018 had a slight increase of 0.3%, to approximately $6.7 million compared to rooms expense for the three months ended March 31, 2017 of approximately $6.7 million. The net increase in rooms expense for the three months ended March 31, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased room expenses by approximately $0.3 million.  Offsetting this increase was a decrease in room expenses resulting from the sale of our property in Hampton, Virginia which reduced expenses by approximately $0.1 million. In addition, there was a net decrease in room expenses of approximately $0.1 million for the period, from the remaining properties, made up of a decrease at our properties impacted by renovation activities in Wilmington, North Carolina and Houston, Texas, which had reduced room expenses by approximately $0.2 million; decreases in room expenses of approximately $0.7 million at our properties in Savannah, Georgia; Raleigh, North Carolina; Laurel, Maryland; Hollywood Beach, Florida; Jeffersonville, Indiana and Atlanta, Georgia with offsetting increases in room expenses at our properties in  Philadelphia, Pennsylvania; Jacksonville, Florida; and Tampa, Florida of approximately $0.8 million.

Food and beverage expenses for the three months ended March 31, 2018 increased approximately $0.7 million, 11.6%, to approximately $6.4 million compared to food and beverage expenses of approximately $5.7 million for the three months ended March 31, 2017. The increase in food and beverage expenses for the three months ended March 31, 2018 resulted from increases of approximately $1.0 million at our properties in Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Arlington, Virginia, which were offset by decreases in food and beverage expenses of approximately $0.3 million at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Hollywood Beach, Florida; Jeffersonville, Indiana and Atlanta, Georgia.

Expenses from other operating departments increased approximately $0.9 million, or 154.7%, to approximately $1.5 million for the three months ended March 31, 2018 compared to expenses from other operating departments of approximately $0.6 million for the three months ended March 31, 2017.  The increase in expense from other operating departments for the three months ended March 31, 2018 resulted mainly from our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017 and has been ramping up and accounted for an increase of approximately $0.9 million for the period.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2018 increased approximately $1.0 million, or 7.2%, to approximately $15.2 million compared to indirect expenses of approximately $14.2 million for the three months ended March 31, 2017.  The increase in indirect expenses for the three months ended March 31, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased indirect costs by approximately $1.0 million.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2018 increased approximately $1.6 million, or 38.7%, to $5.6 million compared to depreciation and amortization of approximately $4.0 million for the three months ended March 31, 2017.  The increase was mostly attributable to increases in the depreciation related to our properties being renovated in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida, that accounted for increases of approximately $1.3 million for the period and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased depreciation by approximately $0.2 million.   Our remaining properties accounted for the approximately $0.1 million increase in depreciation and amortization.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended March 31, 2018 decreased approximately $0.2 million, or 9.7% to approximately $1.5 million compared to corporate general and administrative expenses of approximately $1.7 million for the three months ended March 31, 2017.  The decrease in corporate general and administrative expenses was mainly due to reduced professional fees from Sarbanes Oxley testing in the prior period and legal costs associated with Hyde Resort & Residences also in the prior period.

Interest Expense.  Interest expense for the three months ended March 31, 2018 increased approximately $0.4 million, or 9.5%, to approximately $4.2 million compared to interest expense of approximately $3.8 million for the three months ended March 31, 2017.  The increase in interest expense for the three months ended March 31, 2018, was substantially related to the new mortgage on our property in Arlington, Virginia and deferred financing costs associated with that mortgage, that accounted for an increase of approximately $0.3 million, compared to the three-month period ending March 31, 2017.  There was also a net increase of approximately $0.3 million of interest expenses on mortgages for Wilmington, North Carolina; Savannah, Georgia; Jacksonville, Florida; Tampa, Florida and Houston Texas, which was offset by decreases on mortgages for Hollywood, Florida; Jeffersonville, Indiana and Atlanta, Georgia and there was a reduction in unsecured debt interest of approximately $0.2 million.

Interest Income.  Interest income for the three months ended March 31, 2018 increased $41,999, or 105.8%, to $81,704 compared to interest income of $39,705 for the three months ended March 31, 2017.   The increase is due to higher interest-bearing cash and cash equivalents during the three-month period ending March 31, 2018 compared to the three-month period ending March 31, 2017.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the three months ended March 31, 2018 decreased approximately $0.1 million to approximately $0.9 million compared to gain on involuntary conversion of assets of approximately $1.0 million for the three months ended March 31, 2017.  During October 2017, we had electrical damage to The Whitehall property and we had a one-time involuntary conversion in the amount of approximately $0.9 million.  During October 2016, Hurricane Matthew damaged real and personal property at our Crowne Plaza Hampton Marina and Hilton Savannah DeSoto properties and resulted in a one-time involuntary conversion in the amount of approximately $1.0 million.

Unrealized Gain (Loss) on Hedging Activities.  As of March 31, 2018, the fair market value of the interest rate cap is $17,942.  The unrealized gain on hedging activities during the three months ended March 31, 2018, was $12,730 and during the three months ended March 31, 2017, the unrealized loss on hedging activities was $15,945.

Gain on Sale of Assets.  Gain on sale of assets for the three months ended March 31, 2018 decreased approximately $0.1 million to $0 compared to a gain on sale of assets of approximately $0.1 million for the three months ended March 31, 2017.  During the three-month period ending March 31, 2017, we sold the Hampton, Virginia property realizing a gain on sale of assets of approximately $0.1 million.

Income Taxes.  We had an income tax provision of approximately $0.3 million for the three months ended March 31, 2018 compared to an income tax provision of approximately $0.2 million for the three months ended March 31, 2017.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating income for each of the three months ended March 31, 2018 and 2017.

Net Income.  We realized net income for the three months ended March 31, 2018 of approximately $1.2 million compared to net income of approximately $2.9 million for the three months ended March 31, 2017 as a result of the operating results discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2018 and 2017:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Net (loss) income available to common stockholders	$(238,343)	$1,851,090
Add: Net (loss) income attributable to noncontrolling interest	(30,013)	229,942
Depreciation and amortization	5,634,190	4,061,097
Gain on involuntary conversion of assets	(870,741)	(1,041,815)
Loss (gain) on disposal and/or sale of assets	3,739	(100,407)
FFO	$4,498,832	$4,999,907
Decrease in deferred income taxes	260,262	118,050
Unrealized (gain) loss on hedging activities	(12,730)	15,945
Adjusted FFO available to common stockholders	$4,746,364	$5,133,902

Weighted average number of shares outstanding, basic	13,472,444	14,025,489

Weighted average number of non-controlling units	1,778,140	1,778,140

Weighted average number of shares and units outstanding, basic	15,250,584	15,803,629

FFO per share and unit	$0.29	$0.32

Adjusted FFO per share and unit	$0.31	$0.32

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Net (loss) income available to common stockholders	$(238,343)	$1,851,090
Add: Net (loss) income attributable to noncontrolling interest	(30,013)	229,942
Interest expense	4,177,019	3,813,717
Interest income	(81,704)	(39,705)
Income tax provision	305,955	171,937
Depreciation and amortization	5,634,190	4,061,097
Loss (gain) on disposal and/or sale of assets	3,739	(100,407)
Gain on involuntary conversion of assets	(870,741)	(1,041,815)
Distributions to preferred stockholders	1,444,844	805,000
EBITDA	10,344,946	9,750,856
Corporate general and administrative	1,546,300	1,712,082
Unrealized (gain) loss on hedging activities	(12,730)	15,945
Hotel EBITDA	$11,878,516	$11,478,883

Sources and Uses of Cash

Operating Activities.  Our principal source of cash to meet our operating requirements, including distributions to unitholders of the Operating Partnership and stockholders as well as debt service (excluding debt maturities), is the operations of our hotels.  Cash flow provided by operating activities for the three months ended March 31, 2018 was approximately $7.3 million.  We had a net increase in cash provided by operating activities for the three months ended March 31, 2018 of approximately $1.3 million, compared to the three months ended March 31, 2017.  The increase is mainly attributable to a net increase of adjustments to reconcile cash and changes in assets and liabilities of approximately $3.0 million offset by a decrease in net income of approximately $1.7 million.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the three months ended March 31, 2018, we used approximately $80.5 million to acquire our interest in the Hyatt Centric Arlington, $5.9 million on capital expenditures, of which, approximately $1.8 million related to the routine replacement of furniture, fixtures and equipment and $4.1 million related to renovation of our hotels in Wilmington, North Carolina and Tampa, Florida.  The Operating Partnership received a payment on its loan to the Company in the amount of $44,256. We also received approximately $0.9 million for proceeds from insurance conversions.

Financing Activities. During the three months ended March 31, 2018, we received approximately $60.4 million for net mortgage proceeds, unsecured debt proceeds of $25.0 million before expenses, paid dividend and distribution payments of approximately $3.0 million for the Company and approximately $3.1 million for the Operating Partnership and made payments for deferred financing costs of approximately $2.0 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  In addition, during fiscal years 2018 and 2019 we expect total renovation capital expenditures of approximately $13.4 million related to our properties in Wilmington, North Carolina and Tampa, Florida.  Below is a description of capital expenditures by property:

•

At the Company’s hotel in Wilmington, North Carolina, we completed a $10.0 million renovation of the guestrooms and public space at our hotel in March 2018 and rebranded the hotel from the Hilton Wilmington Riverside to the Hotel Ballast, a member of the Tapestry Collection by Hilton, on April 2, 2018.

•

At the Company’s hotel in Tampa, Florida, renovations of the guestrooms and public spaces totaling an estimated $11.0 million has begun, in anticipation of a planned March 2019 conversion to Hotel Alba, which we expect to become a member of the Tapestry Collection by Hilton.  As of March 31, 2018, the Company had incurred costs totaling approximately $1.3 million toward this renovation.

Given our plan to complete the renovation activities at our property in Tampa, Florida prior to a franchise re-licensing in March 2019, we aim to restrict all other capital expenditures at these hotels during the renovation period to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensor that are necessary to maintain our brand affiliation.  We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 3.50% of gross revenues in 2018.

We expect a substantial portion of our capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors.  Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels.  We currently deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of March 31, 2018, we had total cash of approximately $35.6 million, of which approximately $30.7 million was in cash and cash equivalents and approximately $4.9 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

Other than monthly mortgage loan principal payments, we do not have any debt obligations maturing until August 2018.  In August 2018, the mortgage on our DoubleTree by Hilton Raleigh Brownstone University matures at the amortized mortgage balance of approximately $14.4 million.  We have approximately $50.3 million in mortgage debt obligations maturing in 2019, which includes the mortgages on the DoubleTree by Hilton Philadelphia Airport and the Crowne Plaza Tampa Westshore, and Note B of the mortgage on the Hyatt Centric Arlington.

We intend to continue to invest in hotel properties as suitable opportunities arise. The success of our acquisition strategy depends, in part, on our ability to access additional capital. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

We expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures and debt maturities, which includes the repayment of the 7.25% Notes and the retirement of maturing mortgage debt in 2018 and 2019, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, the selective disposition of non-core assets, and cash on hand.  From time to time and subject to market conditions, we may also seek to refinance mortgage debt prior to maturity where appropriate.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

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

As of March 31, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of Note B to the Hyatt Centric Arlington mortgage. At March 31, 2018, we failed to meet the Debt Service Coverage Ratio (“DSCR”) covenant for the Hyatt Centric Arlington mortgage. The loan agreement contains a balancing provision that allows us to pay down the principal balance of the loan to meet the DSCR covenant, and are currently in compliance with the DSCR covenant after making an additional principal payment of approximately $4.0 million on May 10, 2018.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at March 31, 2018.

March 31,
2018
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net loss(1)	$(1,680,055)
Interest expense(1)	16,090,930
Loss on early debt extinguishment	1,178,348
Unrealized loss on hedging activities	(291)
Gain on involuntary conversion	(2,071,802)
Loss (gain) on sale of assets	24,174
Income tax benefit(1)	1,871,822
Loss on disposal of assts	1,493,631
Depreciation and amortization(1)	18,572,712
Corporate general and administrative expenses(1)	6,170,144
Consolidated income available for debt service(1)	41,649,613
Less: income of non-stabilized assets(1)	(10,944,800)
Stabilized Consolidated Income Available for Debt Service(1)	$30,704,813
Interest expense(1) (2)	$17,041,190
Amortization of issuance costs(1)	(903,868)
Consolidated interest expense(1)	16,137,322
Less: interest expense of non-stabilized assets(1)	(5,250,344)
Stabilized Consolidated Interest Expense(1)	$10,886,978
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.82
Threshold Ratio Minimum	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$359,402,460
Unsecured notes	25,000,000
Total debt	$384,402,460
Stabilized Consolidated Income Available for Debt Service(1)	$30,704,813
Capitalization rate	7.5%
409,397,500
Non-stabilized assets	250,300,000
Total cash	35,574,949
Adjusted Total Asset Value	$695,272,449
Ratio of Debt to Adjusted Total Asset Value	0.55
Threshold Ratio Maximum	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indenture, The DeSoto, The Whitehall, the DoubleTree Resort Hollywood Beach and the Hyatt Centric Arlington hotels, for the period ended March 31, 2018, are considered non-stabilized assets for purposes of the financial covenants.

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

In January 2018, we increased the quarterly dividend (distribution) to $0.115 per common share (and unit).

In April 2018, we increased the quarterly dividend (distribution) to $0.12 per common share (and unit).

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

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 7-39 years for buildings and improvements and 3-10 years for furniture and equipment.  In accordance with generally accepted accounting principles, the controlling interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and noncontrolling interests held by the controlling holders of our accounting predecessor in hotels, which were acquired from third parties, contributed to us in connection with the Company’s initial public offering, are recorded at historical cost basis.  Noncontrolling interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value at the time of acquisition.

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

There were no charges for impairment of hotel properties recorded for the three months ended March 31, 2018.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2018 and December 31, 2017, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At each of March 31, 2018 and December 31, 2017, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

As of March 31, 2018, we had approximately $267.2 million of fixed-rate debt and approximately $117.2 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.85%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR and 3-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Philadelphia Airport, The Whitehall and the mortgage on Hyatt Centric Arlington remains at approximately $117.2 million, the balance at March 31, 2018, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and 3-month LIBOR would be approximately $1.2 million.

As of December 31, 2017, we had approximately $238.3 million of fixed-rate debt and approximately $60.7 million of variable rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.61%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Philadelphia Airport and the mortgage on The Whitehall remains at approximately $60.7 million, the balance at December 31, 2017, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.6 million.

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Our ground lease for the Hyatt Centric Arlington may constrain us from acting in the best interest of shareholders or require us to make certain payments.

The Hyatt Centric Arlington is subject to a ground lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell the Hyatt Centric Arlington hotel or to assign our leasehold interest in the ground lease. Accordingly, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the lessor, even if we determine that the sale of this hotel or the assignment of our leasehold interest in the ground lease is in the best interest of the Company or our shareholders. In addition, at any given time, potential purchasers may be less interested in buying a hotel subject to a ground lease and may demand a lower price for the hotel than for a comparable property without such a restriction, or they may not purchase the hotel at any price. For these reasons, we may have a difficult time selling the hotel or may receive lower proceeds from any such sale. The ground lease is subject to five renewal periods of 10 years each, with the first renewal period beginning in 2025.  At the beginning of each renewal period, certain provisions of the lease may be adjusted by the lessor, which could impact payments we are required to make to the lessor.  In addition, if we are not able to come to reasonable terms with the lessor at the end of the term or if we are found to have breached certain obligations under the ground lease, we may be required to dispose of the hotel at a substantial loss.

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

4.7

Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated February 12, 2018 (incorporated by reference to the document previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2018).

4.8

First Supplemental Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated February 12, 2018 (incorporated by reference to the document previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2018).

4.9	7.25% Senior Unsecured Note due 2021 and Notation of Guarantee.

10.3

Executive Employment Agreement between Sotherly Hotels Inc. and Anthony E. Domalski, dated as of January 1, 2018 (incorporated by reference to the document previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2018).*

10.23

First Amendment to Hotel Purchase and Sale Agreement by and between RP/HH Rosslyn Hotel Owner, LP and Sotherly Hotels LP, dated as of January 11, 2018 (incorporated by reference to the document previously filed as Exhibit 10.32 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018).

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

SOTHERLY HOTELS INC.

Date: May 10, 2018	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: May 10, 2018	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer