Form 10-Q
period 2018-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2018-08-09
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of August 3, 2018, there were 14,121,081 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2018 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 9 – Related Party Transactions; and
•	Note 13 – Income Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in hotel properties, net	$434,285,458	$357,799,512
Cash and cash equivalents	28,435,806	29,777,845
Restricted cash	5,301,033	3,651,197
Accounts receivable, net	10,972,446	5,587,077
Accounts receivable - affiliate	426,041	394,026
Prepaid expenses, inventory and other assets	6,693,982	7,292,565
Favorable lease assets, net	2,655,069	—
Deferred income taxes	3,929,188	5,451,118
TOTAL ASSETS	$492,699,023	$409,953,340
LIABILITIES
Mortgage loans, net	$354,529,454	$297,318,816
Unsecured notes, net	23,635,174	—
Accounts payable and accrued liabilities	17,277,577	13,813,623
Advance deposits	1,861,704	1,572,388
Dividends and distributions payable	3,302,095	3,073,483
TOTAL LIABILITIES	$400,606,004	$315,778,310
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized;
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,300,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	13,000	13,000
Common stock, par value $0.01, 49,000,000 shares authorized, 14,121,081 shares and 14,078,831 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	141,211	140,788
Additional paid-in capital	146,368,293	146,249,339
Unearned ESOP shares	(4,511,269)	(4,633,112)
Distributions in excess of retained earnings	(50,811,546)	(48,765,860)
Total Sotherly Hotels Inc. stockholders’ equity	91,215,789	93,020,255
Noncontrolling interest	877,230	1,154,775
TOTAL EQUITY	92,093,019	94,175,030
TOTAL LIABILITIES AND EQUITY	$492,699,023	$409,953,340

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUE
Rooms department	$35,330,676	$28,906,872	$63,616,121	$56,273,506
Food and beverage department	11,080,568	8,583,358	19,432,551	16,907,117
Other operating departments	5,142,283	3,152,402	10,240,411	6,156,895
Total revenue	51,553,527	40,642,632	93,289,083	79,337,518
EXPENSES
Hotel operating expenses
Rooms department	8,176,164	6,743,788	14,876,545	13,426,067
Food and beverage department	7,673,049	6,151,495	14,068,125	11,879,968
Other operating departments	1,680,582	623,530	3,208,909	1,223,550
Indirect	17,640,285	15,605,262	32,873,541	29,810,493
Total hotel operating expenses	35,170,080	29,124,075	65,027,120	56,340,078
Depreciation and amortization	5,601,940	4,219,712	11,236,130	8,280,809
Loss on disposal of assets	—	51,507	3,739	51,507
Corporate general and administrative	1,503,549	1,834,930	3,049,849	3,547,012
Total operating expenses	42,275,569	35,230,224	79,316,838	68,219,406
NET OPERATING INCOME	9,277,958	5,412,408	13,972,245	11,118,112
Other income (expense)
Interest expense	(5,087,482)	(3,874,076)	(9,264,501)	(7,687,793)
Interest income	66,505	13,294	148,209	72,925
Loss on early extinguishment of debt	—	(228,087)	—	(228,087)
Unrealized gain (loss) on hedging activities	5,798	(11,261)	18,528	(27,206)
Gain on sale of assets	—	—	—	100,407
Gain on involuntary conversion of assets	27,824	—	898,565	1,041,815
Net income before income taxes	4,290,603	1,312,278	5,773,046	4,390,173
Income tax provision	(1,323,014)	(196,483)	(1,628,969)	(368,420)
Net income	2,967,589	1,115,795	4,144,077	4,021,753
Less: Net income attributable to noncontrolling interest	(170,331)	(33,869)	(140,318)	(263,811)
Net income attributable to the Company	2,797,258	1,081,926	4,003,759	3,757,942
Distributions to preferred stockholders	(1,444,844)	(805,000)	(2,889,688)	(1,610,000)
Net income available to common stockholders	$1,352,414	$276,926	$1,114,071	$2,147,942
Net income per share available to common stockholders
Basic	$0.10	$0.02	$0.08	$0.15
Diluted	$0.10	$0.02	$0.08	$0.15
Weighted average number of common shares outstanding
Basic	13,488,526	13,813,168	13,480,529	13,898,910
Diluted	13,489,475	13,815,035	13,486,140	13,908,359

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2017	2,910,000	$29,100	14,078,831	$140,788	$146,249,339	$(4,633,112)	$(48,765,860)	$1,154,775	$94,175,030
Net income	—	—	—	—	—	—	4,003,759	140,318	4,144,077
Issuance of unrestricted common stock awards	—	—	2,250	23	13,454	—	—	—	13,477
Issuance of restricted common stock awards	—	—	40,000	400	89,450	—	—	—	89,850
Amortization of ESOP shares	—	—	—	—	—	121,843		—	121,843
Amortization of restricted stock award	—	—	—	—	16,050	—	—	—	16,050
Preferred stock dividends declared	—	—	—	—	—	—	(2,889,688)	—	(2,889,688)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(3,159,757)	(417,863)	(3,577,620)
Balances at June 30, 2018 (unaudited)	2,910,000	$29,100	14,121,081	$141,211	$146,368,293	$(4,511,269)	$(50,811,546)	$877,230	$92,093,019

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$4,144,077	$4,021,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,236,130	8,280,809
Amortization of deferred financing costs	462,469	414,366
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(898,565)	(1,041,815)
Unrealized (gain) loss on derivative instrument	(18,528)	27,206
Loss/(gain) on sale or disposal of assets	3,739	(48,900)
Loss on early extinguishment of debt	—	228,087
Share - based compensation	241,221	217,086
Changes in assets and liabilities:
Accounts receivable	(4,415,667)	840,630
Prepaid expenses, inventory and other assets	1,014,182	(1,377,186)
Deferred income taxes	1,521,929	257,996
Accounts payable and other accrued liabilities	2,911,180	1,438,743
Advance deposits	67,091	(555,560)
Accounts receivable - affiliate	(32,015)	(559,730)
Net cash provided by operating activities	16,224,902	12,131,144
Cash flows from investing activities:
Acquisitions of hotel properties	(79,732,716)	(3,986,849)
Improvements and additions to hotel properties	(10,563,930)	(12,480,207)
Proceeds from the sale of hotel property	—	5,434,856
Proceeds from involuntary conversion	222,553	1,041,815
Proceeds from the sale or disposal of assets	—	3,355
Net cash used in investing activities	(90,074,093)	(9,987,030)
Cash flows from financing activities:
Proceeds of mortgage debt	65,300,000	35,500,000
Proceeds of unsecured debt	25,000,000	—
Repurchase of common stock	—	(1,103,130)
Payments on mortgage loans	(7,707,048)	(23,647,602)
Payments of deferred financing costs	(2,197,268)	(585,004)
Funding of ESOP stock purchase	—	(4,874,758)
Dividends and distributions paid	(3,349,008)	(3,130,094)
Preferred dividends paid	(2,889,688)	(1,610,000)
Net cash provided by financing activities	74,156,988	549,412
Net increase in cash, cash equivalents and restricted cash	307,797	2,693,526
Cash, cash equivalents and restricted cash at the beginning of the period	33,429,042	36,362,919
Cash, cash equivalents and restricted cash at the end of the period	$33,736,839	$39,056,445
Supplemental disclosures:
Cash paid during the period for interest	$8,769,755	$3,513,312
Cash paid during the period for income taxes	$280,552	$81,361
Non-cash investing and financing activities:
Change in proceeds of involuntary conversion in accounts receivable	$676,013	$-
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$91,556	$1,141,553

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in hotel properties, net	$434,285,458	$357,799,512
Cash and cash equivalents	28,435,806	29,777,845
Restricted cash	5,301,033	3,651,197
Accounts receivable, net	10,972,446	5,587,077
Accounts receivable - affiliate	426,041	394,026
Loan receivable - affiliate	4,556,062	4,650,969
Prepaid expenses, inventory and other assets	6,693,982	7,292,565
Favorable lease assets, net	2,655,069	—
Deferred income taxes	3,929,188	5,451,118
TOTAL ASSETS	$497,255,085	$414,604,309
LIABILITIES
Mortgage loans, net	$354,529,454	$297,318,816
Unsecured notes, net	23,635,174	—
Accounts payable and other accrued liabilities	17,277,577	13,813,623
Advance deposits	1,861,704	1,572,388
Dividends and distributions payable	3,352,750	3,119,027
TOTAL LIABILITIES	$400,656,659	$315,823,854

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, $0.01 par value, 11,000,000 units authorized;
8% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,300,000 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively	30,488,660	30,488,660
General Partner: 158,993 units and 158,570 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	591,835	586,725
Limited Partners: 15,740,228 units and 15,698,401 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	27,751,400	29,938,539
TOTAL PARTNERS’ CAPITAL	96,598,426	98,780,455
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$497,255,085	$414,604,309

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUE
Rooms department	$35,330,676	$28,906,872	$63,616,121	$56,273,506
Food and beverage department	11,080,568	8,583,358	19,432,551	16,907,117
Other operating departments	5,142,283	3,152,402	10,240,411	6,156,895
Total revenue	51,553,527	40,642,632	93,289,083	79,337,518
EXPENSES
Hotel operating expenses
Rooms department	8,176,164	6,743,788	14,876,545	13,426,067
Food and beverage department	7,673,049	6,151,495	14,068,125	11,879,968
Other operating departments	1,680,582	623,530	3,208,909	1,223,550
Indirect	17,640,285	15,605,262	32,873,541	29,810,493
Total hotel operating expenses	35,170,080	29,124,075	65,027,120	56,340,078
Depreciation and amortization	5,601,940	4,219,712	11,236,130	8,280,809
Loss on disposal of assets	—	51,507	3,739	51,507
Corporate general and administrative	1,503,549	1,834,930	3,049,849	3,547,012
Total operating expenses	42,275,569	35,230,224	79,316,838	68,219,406
NET OPERATING INCOME	9,277,958	5,412,408	13,972,245	11,118,112
Other income (expense)
Interest expense	(5,087,482)	(3,874,076)	(9,264,501)	(7,687,793)
Interest income	66,505	13,294	148,209	72,925
Loss on early extinguishment of debt	—	(228,087)	—	(228,087)
Unrealized gain (loss) on hedging activities	5,798	(11,261)	18,528	(27,206)
Gain on sale of assets	—	—	—	100,407
Gain on involuntary conversion of assets	27,824	—	898,565	1,041,815
Net income before income taxes	4,290,603	1,312,278	5,773,046	4,390,173
Income tax provision	(1,323,014)	(196,483)	(1,628,969)	(368,420)
Net income	2,967,589	1,115,795	4,144,077	4,021,753
Distributions to preferred unit holder	(1,444,844)	(805,000)	(2,889,688)	(1,610,000)
Net income available to operating partnership unit holders	$1,522,745	$310,795	$1,254,389	$2,411,753
Net income attributable per operating partner unit
Basic and diluted	$0.10	$0.02	$0.08	$0.15
Weighted average number of operating partner units outstanding
Basic and diluted	15,899,221	16,258,691	15,895,885	16,255,708

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units			General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2017	2,910,000	$37,766,531	$30,488,660	158,570	$586,725	15,698,401	$29,938,539	$98,780,455
Issuance of common partnership units	—	—	—	423	1,033	41,827	102,295	103,328
Amortization of restricted units award	—	—	—	—	—	—	16,050	16,050
Unit based compensation	—	—	—	—	—	—	180,521	180,521
Preferred units distributions declared	—	(2,889,688)	—	—	—	—	—	(2,889,688)
Partnership units distributions declared	—	—	—	—	(37,364)	—	(3,698,953)	(3,736,317)
Net income	—	2,889,688	—	—	41,441	—	1,212,948	4,144,077
Balances at June 30, 2018 (unaudited)	2,910,000	$37,766,531	$30,488,660	158,993	$591,835	15,740,228	$27,751,400	$96,598,426

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$4,144,077	$4,021,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,236,130	8,280,809
Amortization of deferred financing costs	462,469	414,366
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(898,565)	(1,041,815)
Unrealized loss on derivative instrument	(18,528)	27,206
Loss (gain) on sale or disposal of assets	3,739	(48,900)
Loss on early extinguishment of debt	—	228,087
Unit - based compensation	299,898	217,086
Changes in assets and liabilities:
Accounts receivable	(4,415,667)	840,630
Prepaid expenses, inventory and other assets	1,014,182	(1,377,186)
Deferred income taxes	1,521,929	257,996
Accounts payable and other accrued liabilities	2,911,180	1,438,743
Advance deposits	67,091	(555,560)
Accounts receivable - affiliate	(32,015)	(559,730)
Net cash provided by operating activities	16,283,579	12,131,144
Cash flows from investing activities:
Acquisitions of hotel properties	(79,732,716)	(3,986,849)
Improvements and additions to hotel properties	(10,563,930)	(12,480,207)
Proceeds from the sale of hotel property	—	5,434,856
ESOP loan advances	—	(4,874,758)
ESOP loan payments received	94,908	—
Proceeds from involuntary conversion	222,553	1,041,815
Proceeds from the sale or disposal of assets	—	3,355
Net cash used in investing activities	(89,979,185)	(14,861,788)
Cash flows from financing activities:
Proceeds of mortgage debt	65,300,000	35,500,000
Proceeds of unsecured debt	25,000,000	—
Settlement or repurchase of common units	—	(1,103,130)
Payments on mortgage loans	(7,707,048)	(23,647,602)
Payments of deferred financing costs	(2,197,268)	(585,004)
Distributions and dividends paid	(3,502,593)	(3,130,094)
Preferred dividends paid	(2,889,688)	(1,610,000)
Net cash provided by financing activities	74,003,403	5,424,170
Net (decrease) increase in cash, cash equivalents and restricted cash	307,797	2,693,526
Cash, cash equivalents and restricted cash at the beginning of the period	33,429,042	36,362,919
Cash, cash equivalents and restricted cash at the end of the period	$33,736,839	$39,056,445
Supplemental disclosures:
Cash paid during the period for interest	$8,769,755	$3,513,312
Cash paid during the period for income taxes	$280,552	$81,361
Non-cash investing and financing activities:
Change in proceeds of involuntary conversion in accounts receivable	$676,013	$-
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$91,556	$1,141,553

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States.  Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in twelve hotel properties comprising 3,156 rooms, and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.   The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Crowne Plaza, Sheraton and Hyatt, as well as independent hotels.

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “Initial Properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP (the “Operating Partnership”), which at June 30, 2018, was approximately 88.8% owned by the Company.  Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Operating Partnership, the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership.  The Company, as general partner, conducts substantially all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership.  Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Operating Partnership’s behalf.

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

On October 11, 2017, we closed a sale and issuance of 1,200,000 shares of its newly authorized 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), for net proceeds after all estimated expenses of approximately $28.0 million.  On October 17, 2017, the Company closed a sale and issuance of an additional 100,000 shares of its Series C Preferred Stock, for net proceeds of approximately $2.5 million, pursuant to the underwriters’ partial exercise of an option granted by the Company to purchase additional shares.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series C Cumulative Redeemable Perpetual Preferred Units (the “Series C Preferred Units”).  We used the net proceeds to redeem in full the Operating Partnership’s 7.0% senior unsecured notes (the “7% Notes”) and for working capital.

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

On February 26, 2018, we entered into a First Amendment to Loan Agreement, Amended and Restated Promissory Note, and other related documents with International Bank of Commerce to amend the terms of the mortgage loan on The Whitehall hotel located in Houston, TX.  Pursuant to the amended loan documents, payments of principal and interest on a 25-year amortization schedule have begun and the maturity date was extended until February 26, 2023.

On March 1, 2018, we acquired the 318-room Hyatt Centric Arlington hotel located in Arlington, Virginia for an aggregate purchase price of $79.8 million, including seller credits (the “Arlington Acquisition”).  Per the Financial Accounting Standards Board (“FASB”) we have considered this acquisition to be an asset acquisition and not a business combination, applying the screen test, as discussed in the Accounting Standards Update 2017-01 – Business Combinations – Clarifying the Definition of a Business (Topic 805).  Concurrently with the closing, we entered into a franchise agreement with an affiliate of Hyatt Hotels Corporation for the hotel to continue operating as the Hyatt Centric Arlington, and a management agreement with Highgate Hotels for the management of the hotel.  The management agreement: (i) has an initial term of three years commencing March 1, 2018; (ii) provides for a base management fee equal to 2.50% of gross revenues; and (iii) provides for an incentive management fee equal to 10% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any year shall not exceed 0.5% of the gross revenues of the hotel.  The Hyatt Centric Arlington is subject to a long-term ground lease agreement that covers all of the land underlying the hotel.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross rooms revenues in excess of certain thresholds, as defined in the agreements.  The initial term of the ground lease expires in 2025 and may be extended by us for five additional renewal periods of 10 years each.

On March 1, 2018, we entered into a loan agreement, a first and second promissory note (“Note A” and “Note B”, respectively), and other loan documents, including a guarantee by the Operating Partnership, to secure an aggregate $57.0 million mortgage (the “Mortgage Loan”) on the Hyatt Centric Arlington hotel with Fifth Third Bank.  Pursuant to the Mortgage Loan documents, Note A had an original principal balance in the amount of $50.0 million; has a term of 3 years, with two 1-year extension options, each of which is subject to certain criteria; bears a floating interest rate of one-month LIBOR plus 3.00%, payable monthly; and requires monthly principal payments of $78,650.  Pursuant to the Mortgage Loan documents, Note B had an original principal balance in the amount of $7.0 million; has a term of 1-year, with two 1-year extension options, each of which is subject to certain criteria; bears a floating interest rate of three-month LIBOR plus 5.00%, payable monthly; and requires monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1-year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.  The full amount of the loan proceeds, together with proceeds of the 7.25% Notes offering and cash on hand, were used to finance the Arlington Acquisition.

On May 10, 2018, we reduced the Note B loan by approximately $4.0 million to remain in compliance with our loan covenants.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2018 and December 31, 2017 were $501,734 and $532,070, respectively. Amortization expense for the three-month periods ended June 30, 2018 and 2017, totaled $13,304 and $29,494, respectively, and for the six-month periods ended June 30, 2018 and 2017, totaled $30,336 and $60,946, respectively.

Favorable Lease Assets, Net – Favorable lease assets are recorded on non-market contracts assumed as part of the acquisition of certain hotels.  We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date.  Favorable lease assets are recorded at the acquisition date and amortized using straight-line method over the term of the remaining agreement.  Amortization expense for each of the three and six-month periods ended June 30, 2018 totaled $126,432.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate cap is the only asset or liability measured at fair value on a recurring basis and there were no non-recurring asset and liability fair value measurements as of June 30, 2018 and December 31, 2017, respectively):

	Level 1	Level 2	Level 3
December 31, 2017
Interest Rate Cap (1)	$—	$5,213	$—
Mortgage loans (2)	$—	$(292,368,370)	$—
June 30, 2018
Interest Rate Cap (1)	$—	$23,741	$—
Mortgage loans (2)	$—	$(347,839,825)	$—
Unsecured notes (3)	$(25,800,000)	$—	$—

(1)	Interest rate cap, which caps the 1-month LIBOR rate at 2.5%.
(2)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.
(3)	Unsecured notes are recorded at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of June 30, 2018.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million, for each of the three months ended June 30, 2018 and 2017, respectively, and approximately $0.9 million for each of the six months ended June 30, 2018 and 2017, respectively.

A schedule of minimum future lease payments receivable for the remaining six and twelve-month lease periods is as follows:

For the remaining six months ending: December 31, 2018	$755,705
December 31, 2019	961,982
December 31, 2020	956,021
December 31, 2021	892,694
December 31, 2022	774,835
December 31, 2023 and thereafter	4,266,893
Total	$8,608,130

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of June 30, 2018 and December 31, 2017, deferred tax assets totaled approximately $3.9 million and $5.5 million, respectively, of which approximately $3.3 million and $4.9 million relate to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required.

As of June 30, 2018 and December 31, 2017, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2018, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2017. In addition, as of June 30, 2018, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject include the years 2009 and 2014 through 2016.

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

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of June 30, 2018, no performance-based stock awards have been granted. Total compensation cost recognized under the 2004 Plan and the 2013 Plan for the three months ended June 30, 2018 and 2017 was $8,025 and $4,980, respectively and for the six months ended June 30, 2018 and 2017 was $119,378 and $99,120, respectively.

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

Advertising – Advertising costs were $147,804 and $85,094 for the three months ended June 30, 2018 and 2017, respectively and were $246,117 and $150,104 for the six months ended June 30, 2018 and 2017, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the three-month periods ending June 30, 2018 and 2017, we recognized $27,824 and $0, respectively, and during the six-month periods ending June 30, 2018 and 2017, we recognized approximately $0.9 million and $1.0 million, respectively, in gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

Comprehensive Income – Comprehensive income as defined, includes all changes in equity during a period from non-owner sources. We do not have any items of comprehensive income other than net income.

Segment Information – We have determined that our business is conducted in one reportable segment: hotel ownership.

Reclassifications - Certain reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.  We have adopted ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, whereby the restricted cash balances are reflected in the total Cash, Cash Equivalents and Restricted Cash for both current and prior year presentation.  We have also reclassified gain (loss) on disposal of assets in the prior period’s consolidated statements of operations, to separate disposals related to changes in estimated useful lives of assets, from assets which were disposed of by sale in the respective periods.

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

New Accounting Pronouncements – In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This ASU will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We adopted this ASU on January 1, 2018 and aside from minor presentation changes in our disclosure on derivative and hedging activities it did not have a material effect on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business (Topic 805).  This ASU clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business.  This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods.  We adopted this ASU on January 1, 2018 and will evaluate future hotel acquisitions to determine the appropriate treatment accordingly, generally expecting that certain transactions will qualify for treatment as an asset acquisition. The effects are primarily related to the treatment of acquisition costs, which in the case of asset purchases, are capitalized on the consolidated balance sheets, and in the case of business combinations are typically expensed into the consolidated statements of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This ASU addresses the diversity within entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted this ASU on January 1, 2018 and aside from minor presentation changes in its disclosure on restricted cash, it did not have a material effect on our consolidated balance sheets, statements of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method. By working in conjunction with our hotel operators, we completed our evaluation of the effect that ASU No. 2014-09 will have on our consolidated financial statements and our evaluation of each of our revenue streams under the new standard. Because of the short-term, day-to-day nature of our hotel revenues, we determined that the pattern of revenue recognition will not change significantly. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agent guidance, which presentation is deemed immaterial for us and will not affect net income. Additionally, we do not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We finalized our expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. We adopted this ASU on our effective date of January 1, 2018 under the cumulative effect transition method. No adjustment was recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact to net income. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported under Revenue Recognition (Topic 605). We also expect that the effect of ASU No. 2014-09 will be immaterial on an on-going basis.

3. Acquisition of Hotel Properties

Hyatt Centric Arlington.  On March 1, 2018, we acquired the Hyatt Centric Arlington hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $79.7 million (after amendment of the initial purchase price of $81.0 million). We considered this acquisition to be an asset acquisition as opposed to a business combination, applying the screen test, as discussed in the Accounting Standards Update 2017-01 – Business Combinations – Clarifying the Definition of a Business (Topic 805).

Hyde Resort & Residences. On January 30, 2017, we acquired the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $4.8 million.

The allocations of the respective purchase prices are based on fair values are as follows:

	Hyatt Centric Arlington	Hyde Resort & Residences
Land and land improvements	$190,916	$500
Buildings and improvements	70,369,046	4,309,500
Furniture, fixtures and equipment	6,229,888	72,616
Intangible assets	3,054,812	—
Investment in hotel properties	79,844,662	4,382,616
Accrued liabilities and other costs	(111,946)	(866,142)
Prepaid expenses, inventory and other assets	—	470,375
Net cash	$79,732,716	$3,986,849

The results of operations of the hotels are included in our consolidated financial statements from the date of acquisition. The total revenue and net income related to the Hyatt Centric Arlington acquisition for the period March 1, 2018 to June 30, 2018 are approximately $8.6 million and $2.1 million, respectively.

The total revenue and net income related to the Hyde Resort & Residences acquisition for the period January 1, 2018 to June 30, 2018 are approximately $3.8 million and $0.4 million, respectively and for the period January 30, 2017 to June 30, 2017 are approximately $1.6 million and $0.3 million, respectively.

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Land and land improvements	$60,474,303	$59,504,625
Buildings and improvements	420,757,649	348,532,577
Furniture, fixtures and equipment	57,505,372	48,467,956
	538,737,324	456,505,158
Less: accumulated depreciation and impairment	(104,451,866)	(98,705,646)
Investment in Hotel Properties, Net	$434,285,458	$357,799,512

The Crowne Plaza Hampton Marina property, was sold on February 7, 2017 for approximately $5.6 million.  After selling costs, mortgage loan payoff and associated fees we realized an approximate gain on the sale of assets of $0.1 million, as reflected in the consolidated statements of operations for the period ending June 30, 2017.

5. Debt

Mortgage Loans, Net. As of June 30, 2018 and December 31, 2017, we had approximately $354.5 million and approximately $297.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	June 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2018	2017	Penalties	Date	Provisions	Rate
Crowne Plaza Tampa Westshore (1)	$18,445,600	$15,284,200	None	6/30/2019	(1)	LIBOR plus 3.75%
The DeSoto (2)	34,239,496	34,645,929	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (3)	35,034,982	35,294,741	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (4)	8,993,770	9,132,558	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (5)	30,060,602	30,432,260	None	4/1/2019	25 years	LIBOR plus 3.00%
DoubleTree by Hilton Raleigh Brownstone University (6)	14,361,098	14,503,925	n/a	8/1/2018	30 years	4.78%
DoubleTree Resort by Hilton Hollywood Beach (7)	57,538,334	58,023,567	n/a	10/1/2025	30 years	4.913%
Georgian Terrace (8)	44,614,206	45,032,662	n/a	6/1/2025	30 years	4.42%
Hotel Ballast Wilmington, Tapestry Collection by Hilton(9)	34,640,256	30,000,000	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington - Note A (10)	49,685,400	—	None	3/1/2021	(10)	LIBOR plus 3.00%
Hyatt Centric Arlington - Note B (11)	2,575,000	—	None	3/1/2019	(11)	LIBOR plus 5.00%
Sheraton Louisville Riverside (12)	11,559,647	11,701,930	Yes	12/1/2026	25 years	4.27%
The Whitehall (13)	14,896,332	15,000,000	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$356,644,723	$299,051,772
Deferred financing costs, net	(2,293,902)	(1,923,928)
Unamortized premium on loan	178,633	190,972
Total Mortgage Loans, Net	$354,529,454	$297,318,816

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

(11)

The note has a term of 1 year, with two 1-year extension options, each of which are subject to certain criteria. The note requires monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1- year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.  On May 10, 2018, we reduced Note B by approximately $4.0 million.

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

As of June 30, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans. As previously disclosed, we reduced Note B to the Hyatt Centric Arlington mortgage loan by approximately $4.0 million on May 10, 2018 in order to remain in compliance with the loan covenants.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of June 30, 2018 were as follows:

For the remaining six months ending: December 31, 2018	$50,157,159
December 31, 2019	27,018,765
December 31, 2020	7,255,127
December 31, 2021	70,448,242
December 31, 2022	5,047,909
December 31, 2023 and thereafter	196,717,521
Total future maturities	$356,644,723

7.25% Unsecured Notes. On February 12. 2018, the Operating Partnership issued its 7.25% Notes in the aggregate amount of $25.0 million, unconditionally guaranteed by the Company. The indenture requires quarterly payments of interest and matures on February 15, 2021. The 7.25% Notes are callable after February 15, 2019 at 101% of face value.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for each of the three and six months ended June 30, 2018 and 2017 totaled $18,245 and $36,491, respectively.

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

We leased a portion of the parking lot adjacent to the DoubleTree by Hilton Raleigh Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expired August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at August 1, 2018, or at the end of any 10-year renewal period, subject to the payment of an annual fee of $9,000, and other conditions. Rent expense for the three months ended June 30, 2018 and 2017, totaled $27,866 and $23,871, respectively and for the six months ended June 30, 2018 and 2017, rent expense totaled $54,400 and $47,741, respectively.  See FN-14, Subsequent Events for the details on the purchase of the land under the ground lease.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the three and six months ended June 30, 2018 and 2017, totaled $651 and $1,301, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018.  Rent expense for each of the three months ended June 30, 2018 and 2017 totaled $22,552, and for each of the six months ended June 30, 2018 and 2017, totaled $45,104.

We lease the parking garage adjacent to the Hyde Resort & Residences in Hollywood Beach, Florida, along with meeting and office spaces. The 20-year operating lease requires monthly payments of $20,000, which expires in February 2037.  Rent expense for each of the three months ended June 30, 2018 and 2017, totaled $60,000 and for the six months ended June 30, 2018 and 2017, totaled $120,000 and $80,000, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended by us for five additional renewal periods of 10 years each. Rent expense for the three and six months ended June 30, 2018 was $190,634  and $255,229, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between August 2018 and August 2026.

A schedule of minimum future lease payments for the following nine and twelve-month periods is as follows:

For the remaining six months ending: December 31, 2018	$297,744
December 31, 2019	484,075
December 31, 2020	364,163
December 31, 2021	354,639
December 31, 2022	351,464
December 31, 2023 and thereafter	3,920,165
Total	$5,772,250

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of June 30, 2018, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of June 30, 2018, the eleven remaining wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of June 30, 2018, nine of our hotels operated under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between June 2019 and March 2038.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  As of June 30, 2018 and December 31, 2017, there were 1,610,000 shares and 1,610,000 shares, respectively, of the Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) issued and outstanding.  As of June 30, 2018 and December 31, 2017, there were 1,300,000 shares and 1,300,000 shares, respectively, of the Series C Preferred Stock issued and outstanding.

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

The Operating Partnership pays cumulative cash dividends on the preferred partnership units at a rate of 8.00% per annum of the $25.00 liquidation preference per unit for the Series B Preferred Units and pays cumulative cash dividends on the preferred partnership units at a rate of 7.875% per annum of the $25.00 liquidation preference per unit for the Series C Preferred Units.

For each of the quarters ended June 30, 2018 and 2017, the Operating Partnership has declared and has paid $0.50 per preferred unit for the Series B Preferred Units, respectively, and for the quarters ended June 30, 2018 and 2017, the Operating Partnership has declared and has paid approximately $0.4922 and $0, respectively, per preferred unit for the Series C Preferred Units.

8. Common Stock and Units

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2018, unless extended by the board of directors.  Through December 31, 2017 the Company repurchased 882,820 shares of common stock for approximately $5.9 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the three and six months ended June 30, 2018.  For the three and six months ended June 30, 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.

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

As of June 30, 2018 and December 31, 2017, the Company had 14,121,081 and 14,078,831 shares of common stock outstanding, respectively.

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

Since January 1, 2017, there have been no issuances or redemptions, of units in the Operating Partnership other than the issuances of units in the Operating Partnership to the Company described above.

As of June 30, 2018 and December 31, 2017, the total number of Operating Partnership units outstanding was 15,899,221 and 15,856,971, respectively.

As of June 30, 2018 and December 31, 2017, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $12.4 million and $11.5 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. As of June 30, 2018, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chairman and chief executive officer, and two former members of the Company’s board of directors) owned 1,481,833 shares, approximately 10.5%, of the Company’s outstanding common stock as well as 652,326 Operating Partnership units. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At June 30, 2018 and December 31, 2017, we were due $170,627 and $113,669, respectively, from Chesapeake Hospitality.

Management Agreements – As of June 30, 2018, all of our wholly-owned hotels (with the exception of the Hyatt Centric Arlington hotel) and the Hyde Resort & Residences operated under various management agreements with Chesapeake Hospitality.  On December 15, 2014, we entered into a master agreement and a series of individual hotel management agreements that became effective on January 1, 2015. The master agreement has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increased to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio was 2.65% through 2017 and decreased to 2.50% thereafter. For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

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

Base management and administrative fees earned by Chesapeake Hospitality for our properties totaled $1,119,177 and $1,089,464 for the three months ended June 30, 2018 and 2017, respectively and $2,216,899 and $2,062,532 for the six months ended June 30, 2018 and 2017, respectively.  In addition, estimated incentive management fees of $64,009 and $1,824 were accrued for the three months ended June 30, 2018 and 2017, respectively and $86,406 and $28,117 for the six months ended June 30, 2018 and 2017, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $1,407,782 and $1,345,837 for the three months ended June 30, 2018 and 2017, respectively and $2,911,607 and $2,673,778 for the six months ended June 30, 2018 and 2017, respectively.

Workers’ Compensation Insurance – Pursuant to our management agreements with Chesapeake Hospitality, we pay the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that work exclusively for the properties managed by Chesapeake Hospitality. For the six months ended June 30, 2018 and 2017, we paid approximately $0.1 million and $0, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded American veterans living in communities near our hotels.  As of June 30, 2018, and December 31, 2017, the balance of the loan was each $40,000, respectively.

Loan Receivable - Affiliate – As of June 30, 2018 and December 31, 2017, approximately $4.6 million and $4.7 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer.  We also employ Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the three months ended June 30, 2018 and 2017 totaled $96,035 and $88,334, respectively, and for the six months ended June 30, 2018 and 2017 totaled approximately $194,577 and $179,642, respectively, for all three individuals.

During the three-month period ending June 30, 2018 and 2017, the Company reimbursed $36,304  and $57,148, respectively, and during the six-month period ending June 30, 2018 and 2017, the Company reimbursed $60,356 and $106,006, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $22,141 and $21,618 for the three months ended June 30, 2018 and 2017, respectively, and $49,039 and $45,856 for the six months ended June 30, 2018 and 2017, respectively.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of June 30, 2018, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 50,891 and 16,984 shares with a fair value of $348,173 and $121,305 were allocated or committed to be released from the suspense account and recognized as compensation cost during the six months ended June 30, 2018 and 2017, respectively.  The remaining 631,609 unallocated shares have an approximate fair value of $4.4 million, as of June 30, 2018.  At June 30, 2018, the ESOP held a total of 36,315 allocated shares, 14,576 committed-to-be-released shares and 631,609 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	June 30, 2018		December 31, 2017
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	36,315	$246,580	9,473	$64,320
Committed to be released shares	14,576	101,593	24,359	157,118
Total Allocated and Committed-to-be-Released	50,891	$348,173	33,832	$221,438

Unallocated shares	631,609	4,402,315	648,668	4,183,908

Total ESOP Shares	682,500	$4,750,488	682,500	$4,405,346

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$4,303,516	$3,463,272	$8,030,938	$7,149,327
General and administrative	3,897,618	3,668,424	7,340,076	6,594,556
Repairs and maintenance	1,967,457	1,657,927	3,768,599	3,368,963
Utilities	1,583,655	1,451,410	2,985,633	2,826,307
Property taxes	1,625,503	1,565,806	3,162,877	2,979,200
Management fees, including incentive	1,388,995	1,091,288	2,504,854	2,090,649
Franchise fees	1,261,787	1,134,886	2,185,311	2,173,075
Insurance	733,507	619,023	1,368,176	1,225,459
Information and telecommunications	420,460	397,570	802,065	831,134
Other	457,787	555,656	725,012	571,823
Total indirect hotel operating expenses	$17,640,285	$15,605,262	$32,873,541	$29,810,493

12. Income Taxes

The components of the income tax provision for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$4,699	$—	$10,184
State	61,347	51,838	107,040	100,240
	61,347	56,537	107,040	110,424
Deferred:
Federal	997,600	118,061	1,204,619	217,419
State	264,067	21,885	317,310	40,577
	1,261,667	139,946	1,521,929	257,996
	$1,323,014	$196,483	$1,628,969	$368,420

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s income tax provision is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	$901,026	$446,175	$1,212,339	$1,492,659
Effect of non-taxable REIT income (loss)	96,574	(323,416)	(7,720)	(1,265,057)
State income tax provision (benefit)	325,414	73,724	424,350	140,818
	$1,323,014	$196,483	$1,628,969	$368,420

As of June 30, 2018 and December 31, 2017, we had a net deferred tax asset of approximately $3.9 million and $5.5 million, respectively, of which, approximately $3.4 million and $4.9 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of June 30, 2018 and December 31, 2017, the remainder of the deferred tax asset is attributable to year-to-year timing differences of approximately $0.6 million and $0.6 million, respectively, for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. At the end of the 2017 fiscal year, there was a one-time loss effect resulting from a change in the federal income tax rate, due to the recently enacted tax reform legislation, informally referred to as the Tax Cuts and Jobs Act, on the net deferred tax assets which resulted in lowering deferred tax assets in the amount of approximately $2.7 million.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2018 and December 31, 2017, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At June 30, 2018 and December 31, 2017, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

13. Income (Loss) Per Share and Per Unit

Income (Loss) per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income (loss). The shares of the Series B Preferred Stock and Series C Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 631,609 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation, and the amount of compensation for allocated shares is reflected in net income. There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit.  The computation of basic and diluted net income per share is presented below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income available to common stockholders for basic and diluted computation	$1,352,414	$276,926	$1,114,071	$2,147,942
Denominator
Weighted average number of common shares outstanding	14,137,929	14,480,551	14,134,594	14,477,568
Weighted average number of Unearned ESOP Shares	(649,403)	(667,383)	(654,065)	(578,658)
Total weighted average number of common shares outstanding for basic computation	13,488,526	13,813,168	13,480,529	13,898,910
Basic net income per share	$0.10	$0.02	$0.08	$0.15

Weighted average number of common shares outstanding	14,138,878	14,482,418	14,140,205	14,487,017
Weighted average number of Unearned ESOP Shares	(649,403)	(667,383)	(654,065)	(578,658)
Total weighted average number of common shares outstanding for diluted computation	13,489,475	13,815,035	13,486,140	13,908,359
Diluted net income per share	$0.10	$0.02	$0.08	$0.15

Income Per Unit – The computation of basic and diluted net income per unit is presented below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income available to common unitholders for basic computation	$1,522,745	$310,795	$1,254,389	$2,411,753
Denominator
Weighted average number of units outstanding	15,899,221	16,258,691	15,895,885	16,255,708
Basic and diluted net income per unit	$0.10	$0.02	$0.08	$0.15

14. Subsequent Events

On July 2, 2018, we purchased a portion of the parking lot adjacent to the DoubleTree by Hilton Raleigh Brownstone-University for an aggregate purchase price of $3.5 million.

On July 11, 2018, we paid a quarterly dividend (distribution) of $0.12 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on June 15, 2018.

On July 16, 2018, we paid a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of June 29, 2018.

On July 16, 2018, we paid a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of June 29, 2018.

On July 23, 2018, we authorized payment of a quarterly dividend (distribution) of $0.125 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of September 14, 2018. The dividend (distribution) is to be paid on October 11, 2018.

On July 23, 2018, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of September 28, 2018. The dividend is to be paid on October 15, 2018.

On July 23, 2018, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of September 28, 2018. The dividend is to be paid on October 15, 2018.

On July 27, 2018, we entered into a promissory note and other loan documents to secure an $18.3 million mortgage on the DoubleTree by Hilton Raleigh Brownstone-University with MetLife Commercial Mortgage Originator, LLC. The mortgage has an initial principal balance of $18.3 million, with an additional $5.2 million available upon the satisfaction of certain conditions. The mortgage has an initial term of 4 years with a 1-year extension, and bears a floating rate of interest equal to the 1-month LIBOR rate plus 4.00%, with an interest rate cap of 7.25%. The mortgage requires monthly interest-only payments and, following a 12-month lockout, can be prepaid with a penalty during its second year and without penalty thereafter. We used a portion of the proceeds to repay the existing first mortgage on the DoubleTree by Hilton Raleigh Brownstone-University hotel and to pay closing costs, and intend to use the balance of the proceeds for general corporate purposes.

On July 31, 2018, we entered into a second amendment to loan and security agreement; an amended, restated and consolidated mortgage loan note; and other related documents with its existing lender, TD Bank, N.A., to amend the terms of its mortgage loan on the DoubleTree by Hilton Philadelphia Airport hotel.  Concurrent with the loan modification, we also entered into a 5-year swap agreement with The Toronto-Dominion Bank.  Pursuant to the amended loan documents: (i) the principal balance of the loan was increased from approximately $30.0 million to $42.2 million; (ii) the loan’s maturity date was extended to July 31, 2023; (iii) the loan bears a floating interest rate equal to the 1-month LIBOR rate plus 2.27% (the “Loan Rate”); (iv) the loan amortizes on a 30-year schedule with payments of principal and interest beginning immediately; (v) the loan can be prepaid without penalty; and (vi) the loan will no longer be fully guaranteed by the Operating Partnership, but the Operating Partnership has guaranteed certain standard “bad boy” carveouts.  Pursuant to the swap agreement: (i) the Loan Rate has been swapped for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan; and (iii) we are responsible for any potential termination fees associated with early termination of the swap agreement.  We used a portion of the proceeds to repay in full the existing Note B to the mortgage loan on our Hyatt Centric Arlington hotel and to pay closing costs associated with the amendment, and will use the balance of the proceeds for general corporate purposes.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Crowne Plaza, Sheraton and Hyatt, as well as independent hotels.   As of June 30, 2018, we owned the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
Crowne Plaza Tampa Westshore	222		Tampa, FL	October 29, 2007	Upscale
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Ballast Wilmington, Tapestry Collection by Hilton(2)	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	215	(3)	Hollywood, FL	January 30, 2017	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,371

(1)	Operated as an independent hotel.
(2)	On April 2, 2018, the Company rebranded the Hilton Wilmington Riverside to the Hotel Ballast Wilmington, Tapestry Collection by Hilton.
(3)

Reflects only those condominium units that were participating in the rental program as of June 30, 2018.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and six months ended June 30, 2018 and 2017, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as ten wholly-owned properties in the portfolio that were under the Company’s control during the three and six months ended June 30, 2018 and the corresponding periods in 2017 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Hyatt Centric Arlington which was acquired on March 1, 2018, the Crowne Plaza Hampton Marina which was sold in February 2017, or our interest in the Hyde Resort & Residences which was acquired on January 30, 2017.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences during the three and six months ended June 30, 2018 and the corresponding periods in 2017.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Actual Portfolio Metrics
Occupancy %	77.8%	76.5%	72.9%	73.3%
ADR	$158.14	$146.32	$157.99	$147.65
RevPAR	$123.02	$111.93	$115.15	$108.20
Same-Store Portfolio Metrics
Occupancy %	76.5%	76.5%	71.7%	73.8%
ADR	$151.19	$146.32	$153.20	$148.02
RevPAR	$115.69	$111.93	$109.80	$109.18
Composite Portfolio Metrics
Occupancy %	75.6%	74.1%	71.2%	72.0%
ADR	$162.93	$149.39	$165.37	$149.99
RevPAR	$123.17	$110.67	$117.81	$107.93

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Revenue.  Total revenue for the three months ended June 30, 2018 increased approximately $10.9 million, or 26.8%, to approximately $51.6 million compared to total revenue of approximately $40.6 million for the three months ended June 30, 2017. The increase in revenue for the three months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased revenues by approximately $6.4 million.  In addition, our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has continued to ramp up and accounted for an increase of approximately $1.0 million for the period.  There was also a net increase in revenues of approximately $3.5 million for the three month period from our remaining properties: made up of increases in revenues at our properties in Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Hollywood Beach, Florida; Atlanta, Georgia and Tampa, Florida of approximately $4.3 million; which were offset by a decrease at our Wilmington, North Carolina property impacted by renovation activities, having reduced revenues of approximately $0.5 million; and were further offset by decreases in revenues of approximately $0.3 million at our properties in Raleigh, North Carolina and Jeffersonville, Indiana.

Room revenue increased approximately $6.4 million, or 22.2%, to approximately $35.3 million for the three months ended June 30, 2018 compared to room revenue of approximately $28.9 million for the three months ended June 30, 2017.  The increase in room revenue for the three months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased room revenues by approximately $5.5 million.  In addition, there was a net increase in room revenues of approximately $1.0 million for the period from the remaining properties: made up of increases in room revenues at our properties in Savannah, Georgia; Raleigh, North Carolina; Laurel, Maryland; Hollywood Beach, Florida; Philadelphia, Pennsylvania; Jacksonville, Florida; Tampa, Florida and Atlanta, Georgia of approximately $1.8 million; which were offset by a decrease at our Wilmington, North Carolina property impacted by renovation activities having reduced room revenues by approximately $0.4 million; and were further offset by a decrease in room revenues of approximately $0.4 million at our property in Jeffersonville, Indiana.

Food and beverage revenues increased approximately $2.5 million, or 29.1%, to approximately $11.1 million for the three months ended June 30, 2018 compared to food and beverage revenues of approximately $8.6 million for the three months ended June 30, 2017.   The increase in food and beverage revenues for the three months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased food and beverage revenues by approximately $0.7 million.  In addition, there was a net increase in food and beverage revenues of approximately $1.8 million for the period from the remaining properties:  made up of increases in food and beverage revenues at our properties in Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida and Atlanta, Georgia of approximately $2.0 million, which were offset by decreases in food and beverage revenues of approximately $0.2 million at our properties in Raleigh, North Carolina and Hollywood Beach, Florida.

Revenue from other operating departments increased approximately $2.0 million, or 63.1%, to approximately $5.1 million for the three months ended June 30, 2018 compared to revenue from other operating departments of approximately $3.1 million for the three months ended June 30, 2017.  The increase in revenue from other operating departments for the three months ended June 30, 2018 resulted mainly from the continued ramp up of operations at the Hyde Resort & Residences, accounting for an increase of approximately $1.0 million for the period and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased other operating departments revenues by approximately $0.3 million. In addition, there was a net increase in other operating departments revenues of approximately $0.7 million for the period from the remaining properties: made up of increases in other operating departments revenues at our properties in Savannah, Georgia; Hollywood Beach, Florida; Jacksonville, Florida; Tampa, Florida and Atlanta, Georgia of approximately $0.9 million; which were offset by a decrease at our Wilmington, North Carolina property impacted by renovation activities, having reduced other operating departments revenues by approximately $0.1 million; and were further offset by a decrease in other operating departments revenues of approximately $0.1 million at our properties in Raleigh, North Carolina; Philadelphia, Pennsylvania; Laurel, Maryland and Jeffersonville, Indiana.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $35.2 million for the three months ended June 30, 2018, an increase of approximately $6.0 million, or 20.8%, compared to total hotel operating expenses of approximately $29.1 million for the three months ended June 30, 2017.  The increase in hotel operating expenses for the three months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased hotel operating expenses by approximately $4.0 million.  In addition, our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has continued to ramp up and accounted for an increase of approximately $0.7 million for the period.  There was also a net increase in hotel operating expenses of approximately $1.3 million for the period from the remaining properties: made up of increases in hotel operating expenses at our properties in  Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida Jeffersonville, Indiana and Atlanta, Georgia of approximately $2.0 million; which were offset by a decrease at our Wilmington, North Carolina property impacted by renovation activities, having reduced hotel operating expenses of approximately $0.1 million; and were further offset by decreases in hotel operating expenses of approximately $0.6 million at our properties in Raleigh, North Carolina; Hollywood Beach, Florida and Hampton, Virginia.

Rooms expense for the three months ended June 30, 2018 increased approximately $1.4 million, or 21.2%, to approximately $8.2 million compared to rooms expense for the three months ended June 30, 2017 of approximately $6.7 million. The net increase in rooms expense for the three months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased room expenses by approximately $1.0 million.  In addition, there was a net increase in room expenses of approximately $0.4 million for the period from the remaining properties: made up of increases in room expenses at our properties in  Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Hollywood Beach,

Florida; Atlanta, Georgia and Tampa, Florida of approximately $0.5 million; which were offset by decreases in room expenses of approximately $0.1 million at our properties in Wilmington, North Carolina; Laurel, Maryland and Jeffersonville, Indiana.

Food and beverage expenses for the three months ended June 30, 2018 increased approximately $1.5 million, or 24.7%, to approximately $7.7 million compared to food and beverage expenses of approximately $6.2 million for the three months ended June 30, 2017. The increase in food and beverage expenses for the three months ended June 30, 2018 resulted from increases of approximately $1.7 million at our properties in Wilmington, North Carolina; Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas; Jeffersonville, Indiana; Atlanta, Georgia and Arlington, Virginia, which were offset by decreases in food and beverage expenses of approximately $0.2 million at our properties in Raleigh, North Carolina and Hollywood Beach, Florida.

Expenses from other operating departments increased approximately $1.1 million, or 169.5%, to approximately $1.7 million for the three months ended June 30, 2018 compared to expenses from other operating departments of approximately $0.6 million for the three months ended June 30, 2017.  The increase in expense from other operating departments for the three months ended June 30, 2018 resulted mainly from our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017 and has continued to ramp up and accounted for an increase of approximately $0.8 million for the period.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2018 increased approximately $2.0 million, or 13.0%, to approximately $17.6 million compared to indirect expenses of approximately $15.6 million for the three months ended June 30, 2017.  The increase in indirect expenses for the three months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased indirect costs by approximately $2.5 million.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2018 increased approximately $1.4 million, or 32.8%, to $5.6 million compared to depreciation and amortization of approximately $4.2 million for the three months ended June 30, 2017.  The increase was mostly attributable to increases in the depreciation related to our property being renovated in Tampa, Florida, that accounted for increases of approximately $0.3 million for the period and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased depreciation by approximately $1.1 million.   Our remaining properties accounted for the remaining approximately $0.1 million decrease in depreciation and amortization.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended June 30, 2018 decreased approximately $0.3 million, or 18.1% to approximately $1.5 million compared to corporate general and administrative expenses of approximately $1.8 million for the three months ended June 30, 2017.  The decrease in corporate general and administrative expenses was mainly due to reduced professional fees from Sarbanes Oxley testing in the prior period and legal costs associated with Hyde Resort & Residences also in the prior period.

Interest Expense.  Interest expense for the three months ended June 30, 2018 increased approximately $1.2 million, or 31.3%, to approximately $5.1 million compared to interest expense of approximately $3.9 million for the three months ended June 30, 2017.  The increase in interest expense for the three months ended June 30, 2018, was substantially related to the new mortgage on our property in Arlington, Virginia and deferred financing costs associated with that mortgage, that accounted for an increase of approximately $0.7 million, compared to the three-month period ending June 30, 2017.  There was also a net increase of approximately $0.5 million of interest expenses on mortgages for Wilmington, North Carolina; Savannah, Georgia; Philadelphia, Pennsylvania; Jacksonville, Florida; Tampa, Florida and Houston Texas, which was offset by decreases on mortgages for Raleigh, North Carolina; Laurel, Maryland; Hollywood, Florida; and Atlanta, Georgia.

Interest Income.  Interest income for the three months ended June 30, 2018 increased $53,211, or 400.2%, to $66,505 compared to interest income of $13,294 for the three months ended June 30, 2017.   The increase is due to higher interest-bearing cash and cash equivalents held during the three-month period ending June 30, 2018 compared to the three-month period ending June 30, 2017.

Loss on Early Debt Extinguishment.  During the three months ended June 30, 2017 we refinanced a variable rate mortgage loan, we had with Bank of the Ozarks on the DoubleTree by Hilton Jacksonville Riverfront, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of $228,087 was written off during the period ending June 30, 2017.

Unrealized Gain (Loss) on Hedging Activities.  As of June 30, 2018, the fair market value of the interest rate cap is $23,741.  The unrealized gain on hedging activities during the three months ended June 30, 2018, was $5,798 and during the three months ended June 30, 2017, the unrealized loss on hedging activities was $11,261.

Income Taxes.  We had an income tax provision of approximately $1.3 million for the three months ended June 30, 2018 compared to an income tax provision of approximately $0.2 million for the three months ended June 30, 2017.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating income for each of the three months ended June 30, 2018 and 2017.

Net Income.  We realized net income for the three months ended June 30, 2018 of approximately $3.0 million compared to net income of approximately $1.1 million for the three months ended June 30, 2017, as a result of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Revenue.  Total revenue for the six months ended June 30, 2018 increased approximately $14.0 million, or 17.6%, to approximately $93.3 million compared to total revenue of approximately $79.3 million for the six months ended June 30, 2017. The increase in revenue for the six months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased revenues by approximately $8.6 million.  In addition, our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has continued to ramp up and accounted for an increase of approximately $2.3 million for the period.  There was also a net increase in revenues of approximately $3.4 million for the period from the remaining properties: made up of increases in revenues at our properties in Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Hollywood Beach, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia of approximately $5.1 million; which were offset by a decrease at our property impacted by renovation activities in Wilmington, North Carolina having reduced revenues of approximately $1.0 million; and were further offset by decreases in revenues of approximately $1.0 million at our properties in Raleigh, North Carolina; Hampton, Virginia and Jeffersonville, Indiana.

Room revenue increased approximately $7.3 million, or 13.0%, to approximately $63.6 million for the six months ended June 30, 2018 compared to room revenue of approximately $56.3 million for the six months ended June 30, 2017.  The increase in room revenue for the six months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased room revenues by approximately $7.2 million.  In addition, there was a net increase in room revenues of approximately $0.1 million for the period from the remaining properties: made up of increases in room revenues at our properties in  Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Tampa, Florida and Atlanta, Georgia of approximately $1.8 million; which were offset by decreases at our properties impacted by renovation activities in Wilmington, North Carolina and Houston, Texas having reduced room revenues of approximately $0.9 million; and were further offset by decreases in room revenues of approximately $0.8 million at our properties in; Laurel, Maryland; Hollywood Beach, Florida; Hampton, Virginia and Jeffersonville, Indiana.

Food and beverage revenues increased approximately $2.5 million, or 14.9%, to approximately $19.4 million for the six months ended June 30, 2018 compared to food and beverage revenues of approximately $16.9 million for the six months ended June 30, 2017.   The increase in food and beverage revenues for the six months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased food and beverage revenues by approximately $1.0 million.  In addition, there was a net increase in food and beverage revenues of approximately $1.5 million for the period from the remaining properties: made up of increases in food and beverage revenues at our properties in Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Houston, Texas; Jeffersonville, Indiana; Tampa, Florida and Atlanta, Georgia of approximately $2.1 million; which were offset by decreases in food and beverage revenues of approximately $0.6 million at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Hampton, Virginia and Hollywood Beach, Florida.

Revenue from other operating departments increased approximately $4.1 million, or 66.3%, to approximately $10.2 million for the six months ended June 30, 2018 compared to revenue from other operating departments of approximately $6.1 million for the six months ended June 30, 2017.  The increase in revenue from other operating departments for the six months ended June 30, 2018 resulted mainly from the continued ramp up of operations at the Hyde Resort & Residences, accounting for an increase of approximately $2.3 million for the period and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased other operating departments revenues by approximately $0.3 million. In addition, there was a net increase in other operating departments revenues of approximately $1.5 million for the period from the remaining properties: made up of increases in other operating departments revenues at our properties in Savannah, Georgia; Philadelphia, Pennsylvania; Jacksonville, Florida; Hollywood Beach, Florida; Houston, Texas; Tampa, Florida and Atlanta, Georgia of approximately $1.7 million; which were offset by decreases in other operating departments revenues of approximately $0.2 million at our properties in Wilmington, North Carolina; Raleigh, North Carolina; Laurel, Maryland; Jeffersonville, Indiana and Hampton, Virginia.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $65.0 million for the six months ended June 30, 2018, an increase of approximately $8.7 million, or 15.4%, compared to total hotel operating expenses of approximately $56.3 million for the six months ended June 30, 2017.  The increase in hotel operating expenses for the six months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased hotel operating expenses by approximately $5.4 million.  In addition, our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has continued to ramp up and accounted for an increase of approximately $1.5 million for the period.  In addition, there was a net increase in hotel operating expenses of approximately $1.8 million for the period from our remaining properties; made up of increases in hotel operating expenses at our properties in  Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana and Tampa, Florida and Houston, Texas and Atlanta, Georgia of

approximately $2.9 million; which were offset by a decrease for our property impacted by renovation activities in Wilmington, North Carolina having reduced hotel operating expenses of approximately $0.2 million; and were further offset by decreases in hotel operating expenses of approximately $0.9 million at our properties in Raleigh, North Carolina; Hampton, Virginia and Hollywood Beach, Florida.

Rooms expense for the six months ended June 30, 2018 increased approximately $1.5 million, or 10.8%, to approximately $14.9 million compared to rooms expense for the six months ended June 30, 2017 of approximately $13.4 million. The net increase in rooms expense for the six months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased room expenses by approximately $1.3 million.  In addition, there was a net increase in room expenses of approximately $0.2 million for the six-month period, from the remaining properties.

Food and beverage expenses for the six months ended June 30, 2018 increased approximately $2.2 million, or 18.4%, to approximately $14.1 million compared to food and beverage expenses of approximately $11.9 million for the six months ended June 30, 2017. The increase in food and beverage expenses for the six months ended June 30, 2018 resulted from increases of approximately $1.6 million at our properties in Wilmington, North Carolina; Savannah, Georgia; Philadelphia, Pennsylvania; Laurel, Maryland; Jacksonville, Florida; Jeffersonville, Indiana; Tampa, Florida; Houston, Texas; Atlanta, Georgia and Arlington, Virginia, which was offset by decreases in food and beverage expenses of approximately $0.3 million at our properties in Raleigh, North Carolina and Hollywood Beach, Florida;.

Expenses from other operating departments increased approximately $2.0 million, or 162.3%, to approximately $3.2 million for the six months ended June 30, 2018 compared to expenses from other operating departments of approximately $1.2 million for the six months ended June 30, 2017.  The increase in expense from other operating departments for the six months ended June 30, 2018 resulted mainly from our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017 and has continued to ramp up and accounted for an increase of approximately $1.7 million for the period.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2018 increased approximately $3.1 million, or 10.3%, to approximately $32.9 million compared to indirect expenses of approximately $29.8 million for the six months ended June 30, 2017.  The increase in indirect expenses for the six months ended June 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased indirect costs by approximately $3.3 million.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2018 increased approximately $3.0 million, or 35.7%, to $11.2 million compared to depreciation and amortization of approximately $8.3 million for the six months ended June 30, 2017.  The increase was mostly attributable to increases in the depreciation related to our properties being renovated in Wilmington, North Carolina and Tampa, Florida, that accounted for increases of approximately $1.5 million for the period and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased depreciation by approximately $1.3 million.

Corporate General and Administrative.  Corporate general and administrative expenses for the six months ended June 30, 2018 decreased approximately $0.5 million, or 14.0% to approximately $3.0 million compared to corporate general and administrative expenses of approximately $3.5 million for the six months ended June 30, 2017.  The decrease in corporate general and administrative expenses was mainly due to reduced professional fees from Sarbanes Oxley testing in the prior period and legal costs associated with Hyde Resort & Residences also in the prior period.

Interest Expense.  Interest expense for the six months ended June 30, 2018 increased approximately $1.6 million, or 20.5%, to approximately $9.3 million compared to interest expense of approximately $7.7 million for the six months ended June 30, 2017.  The increase in interest expense for the six months ended June 30, 2018, was substantially related to the new mortgage on our property in Arlington, Virginia and deferred financing costs associated with that mortgage, that accounted for an increase of approximately $0.9 million, compared to the six-month period ending June 30, 2017.  There was also a net increase of approximately $0.9 million of interest expenses with increases on mortgages for Wilmington, North Carolina; Savannah, Georgia; Philadelphia, Pennsylvania; Jacksonville, Florida; Tampa, Florida and Houston Texas, which was offset by decreases on mortgages for Raleigh, North Carolina; Laurel, Maryland; Hollywood, Florida; and Atlanta, Georgia.  In addition, there was a reduction in unsecured note interest by approximately $0.2 million compared to the same prior year period.

Interest Income.  Interest income for the six months ended June 30, 2018 increased $75,284, or 103.2%, to $148,209 compared to interest income of $72,925 for the six months ended June 30, 2017.   The increase is due to higher interest-bearing cash and cash equivalents held during the six-month period ending June 30, 2018 compared to the six-month period ending June 30, 2017.

Loss on Early Debt Extinguishment.  During the six months ended June 30, 2017 we refinanced a variable rate mortgage loan, we had with Bank of the Ozarks on the DoubleTree by Hilton Jacksonville Riverfront, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of $228,087 was written off during the period ending June 30, 2017.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the six months ended June 30, 2018 decreased approximately $0.1 million to approximately $0.9 million compared to gain on involuntary conversion of assets of approximately $1.0 million for the six months ended June 30, 2017.  During October 2017, we had electrical damage to The Whitehall property and we had a one-time involuntary conversion in the amount of approximately $0.9 million.  During October 2016, Hurricane Matthew damaged real and personal property at our Crowne Plaza Hampton Marina and Hilton Savannah DeSoto properties and resulted in a one-time involuntary conversion in the amount of approximately $1.0 million.

Unrealized Gain (Loss) on Hedging Activities.  As of June 30, 2018, the fair market value of the interest rate cap is $23,741.  The unrealized gain on hedging activities during the six months ended June 30, 2018, was $18,528 and during the six months ended June 30, 2017, the unrealized loss on hedging activities was $27,206.

Gain on Sale of Assets.  Gain on sale of assets for the six months ended June 30, 2018 decreased approximately $0.1 million to $0 compared to a gain on sale of assets of approximately $0.1 million for the six months ended June 30, 2017.  During the six-month period ending June 30, 2017, we sold the Hampton, Virginia property realizing a gain on sale of assets of approximately $0.1 million.

Income Taxes.  We had an income tax provision of approximately $1.6 million for the six months ended June 30, 2018 compared to an income tax provision of approximately $0.4 million for the six months ended June 30, 2017.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating income for each of the six months ended June 30, 2018 and 2017.

Net Income.  We realized net income for the six months ended June 30, 2018 of approximately $4.1 million compared to net income of approximately $4.0 million for the six months ended June 30, 2017 as a result of the operating results discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income available to common stockholders	$1,352,414	$276,926	$1,114,071	$2,147,942
Add: Net income attributable to noncontrolling interest	170,331	33,869	140,318	263,811
Depreciation and amortization	5,601,940	4,219,712	11,236,130	8,280,809
Gain on involuntary conversion of assets	(27,824)	—	(898,565)	(1,041,815)
Loss (gain) on disposal and/or sale of assets	—	51,507	3,739	(48,900)
FFO	$7,096,861	$4,582,014	$11,595,693	$9,601,847
Decrease in deferred income taxes	1,261,667	139,946	1,521,929	257,996
Loss on early extinguishment of debt	—	228,087	—	228,087
Unrealized (gain) loss on hedging activities	(5,798)	11,261	(18,528)	27,206
Adjusted FFO available to common stockholders	$8,352,730	$4,961,308	$13,099,094	$10,115,136

Weighted average number of shares outstanding, basic	13,488,526	13,813,168	13,480,529	13,898,910

Weighted average number of non-controlling units	1,778,140	1,778,140	1,778,140	1,778,140

Weighted average number of shares and units outstanding, basic	15,266,666	15,591,308	15,258,669	15,677,050

FFO per share and unit	$0.46	$0.29	$0.76	$0.61

Adjusted FFO per share and unit	$0.55	$0.32	$0.86	$0.65

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income to Hotel EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income available to common stockholders	$1,352,414	$276,926	$1,114,071	$2,147,942
Add: Net income attributable to noncontrolling interest	170,331	33,869	140,318	263,811
Interest expense	5,087,482	3,874,076	9,264,501	7,687,793
Interest income	(66,505)	(13,294)	(148,209)	(72,925)
Income tax provision	1,323,014	196,483	1,628,969	368,420
Depreciation and amortization	5,601,940	4,219,712	11,236,130	8,280,809
Loss on early extinguishment of debt	—	228,087	—	228,087
Loss (gain) on disposal and/or sale of assets	—	51,507	3,739	(48,900)
Gain on involuntary conversion of assets	(27,824)	—	(898,565)	(1,041,815)
Distributions to preferred stockholders	1,444,844	805,000	2,889,688	1,610,000
EBITDA	14,885,696	9,672,366	25,230,642	19,423,222
Corporate general and administrative	1,503,549	1,834,930	3,049,849	3,547,012
Unrealized (gain) loss on hedging activities	(5,798)	11,261	(18,528)	27,206
Hotel EBITDA	$16,383,447	$11,518,557	$28,261,963	$22,997,440

Sources and Uses of Cash

Operating Activities.  Our principal source of cash to meet our operating requirements, including distributions to unitholders of the Operating Partnership and stockholders of our preferred and common stock, as well as debt service (excluding debt maturities), is through the operations of our hotels.  Cash flow provided by operating activities for the six months ended June 30, 2018 was approximately $16.2 million.  We had a net increase in cash provided by operating activities for the six months ended June 30, 2018 of approximately $4.1 million, compared to the six months ended June 30, 2017.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the six months ended June 30, 2018, we used approximately $79.7 million to acquire our interest in the Hyatt Centric Arlington, $10.6 million on capital expenditures, of which, approximately $3.2 million related to the routine replacement of furniture, fixtures and equipment and $7.4 million related to renovation of our hotels in Wilmington, North Carolina and Tampa, Florida.  The Operating Partnership received a payment on its loan to the Company in the amount of $94,908. We also received approximately $0.2 million for proceeds from insurance conversions.

Financing Activities. During the six months ended June 30, 2018, we received approximately $57.6 million for net mortgage proceeds, unsecured debt proceeds of $25.0 million before expenses, paid dividend and distribution payments of approximately $6.2 million for the Company and approximately $6.4 million for the Operating Partnership and made payments for deferred financing costs of approximately $2.2 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  In addition, during fiscal years 2018 and 2019 we expect total renovation capital expenditures of approximately $13.4 million related to our properties in Wilmington, North Carolina and Tampa, Florida.  Below is a description of capital expenditures by property:

•

At the Company’s hotel in Wilmington, North Carolina, we completed a $10.0 million renovation of the guestrooms and public space at our hotel in March 2018 and rebranded the hotel from the Hilton Wilmington Riverside to the Hotel Ballast Wilmington, Tapestry Collection by Hilton, on April 2, 2018.

•

At the Company’s hotel in Tampa, Florida, renovations of the guestrooms and public spaces totaling an estimated $11.0 million has begun, in anticipation of a planned March 2019 conversion to Hotel Alba, which we expect to become a member of the Tapestry Collection by Hilton.  As of June 30, 2018, the Company had incurred costs totaling approximately $3.0 million toward this renovation.

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

We expect a substantial portion of our capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors.  Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels.  We currently deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of June 30, 2018, we had total cash of approximately $33.7 million, of which approximately $28.4 million was in cash and cash equivalents and approximately $5.3 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

Other than monthly mortgage loan principal payments, we do not have any upcoming debt obligations maturing in 2018.  On July 27, 2018, we refinanced the approximate $14.4 million mortgage on our DoubleTree by Hilton Raleigh Brownstone University with a new $18.3 million mortgage maturing in 2022.  On July 31, 2018, we amended the approximate $30.0 million mortgage on our DoubleTree by Hilton Philadelphia Airport with the existing lender to increase the principal balance to $42.2 million and extend the maturity to 2023.  On August 2, 2018, we repaid in full Note B to the Hyatt Centric Arlington mortgage.  Other than monthly mortgage loan principal payments, our only mortgage debt obligation maturing in 2019 is the $18.3 million mortgage on the Crowne Plaza Tampa Westshore.

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

As of June 30, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans. As previously disclosed, we reduced Note B to the Hyatt Centric Arlington mortgage loan by approximately $4.0 million on May 10, 2018 to remain in compliance with the loan covenants.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were applicable at June 30, 2018.

June 30,
2018
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net Income(1)	$151,813
Interest expense(1)	17,304,336
Loss on early debt extinguishment	950,261
Unrealized (gain)loss on hedging activities	(17,350)
Gain on involuntary conversion	(2,099,626)
Loss (gain) on sale of assets	(27,333)
Income tax benefit(1)	2,998,353
Loss on disposal of assts	1,500,078
Depreciation and amortization(1)	19,954,940
Corporate general and administrative expenses(1)	5,838,763
Consolidated income available for debt service(1)	46,554,235
Less: income of non-stabilized assets(1)	(18,031,425)
Stabilized Consolidated Income Available for Debt Service(1)	$28,522,810
Interest expense(1) (2)	$18,254,596
Amortization of issuance costs(1)	(1,179,642)
Consolidated interest expense(1)	17,074,954
Less: interest expense of non-stabilized assets(1)	(6,635,009)
Stabilized Consolidated Interest Expense(1)	$10,439,945
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.73
Threshold Ratio Minimum	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$356,644,723
Unsecured notes	25,000,000
Total debt	$381,644,723
Stabilized Consolidated Income Available for Debt Service(1)	$28,522,810
Capitalization rate	7.5%
380,304,139
Non-stabilized assets	279,700,000
Total cash	33,736,839
Adjusted Total Asset Value	$693,740,978
Ratio of Debt to Adjusted Total Asset Value	0.55
Threshold Ratio Maximum	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indenture, The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree Resort Hollywood Beach and the Hyatt Centric Arlington hotels, for the period ended June 30, 2018, are considered non-stabilized assets for purposes of the financial covenants.

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

In July 2018, we increased the quarterly dividend (distribution) to $0.125 per common share (and unit).

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

There were no charges for impairment of hotel properties recorded for the six months ended June 30, 2018.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2018 and December 31, 2017, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At each of June 30, 2018 and December 31, 2017, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

As of June 30, 2018, we had approximately $266.0 million of fixed-rate debt and approximately $115.7 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.99%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR does not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Philadelphia Airport, The Whitehall and the mortgage on Hyatt Centric Arlington remains at approximately $115.7 million, the balance at June 30, 2018, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $1.2 million.

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

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2018.

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

SOTHERLY HOTELS INC.

Date: August 9, 2018	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: August 9, 2018	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer