Form 10-Q
period 2018-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2018-11-09
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of November 5, 2018, there were 14,209,378 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2018 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units; and
•	Note 13 – Income Per Share and Per Unit;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in hotel properties, net	$437,525,800	$357,799,512
Cash and cash equivalents	37,015,264	29,777,845
Restricted cash	5,025,467	3,651,197
Accounts receivable, net	7,822,946	5,587,077
Accounts receivable - affiliate	402,985	394,026
Prepaid expenses, inventory and other assets	6,889,076	7,292,565
Favorable lease assets, net	2,560,245	—
Deferred income taxes	4,700,379	5,451,118
TOTAL ASSETS	$501,942,162	$409,953,340
LIABILITIES
Mortgage loans, net	$366,576,645	$297,318,816
Unsecured notes, net	23,765,024	—
Accounts payable and accrued liabilities	17,324,207	13,813,623
Advance deposits	2,361,234	1,572,388
Dividends and distributions payable	3,412,239	3,073,483
TOTAL LIABILITIES	$413,439,349	$315,778,310
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized;
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,350,541 and 1,300,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	13,505	13,000
Common stock, par value $0.01, 49,000,000 shares authorized, 14,209,378 shares and 14,078,831 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	142,093	140,788
Additional paid-in capital	148,140,659	146,249,339
Unearned ESOP shares	(4,446,975)	(4,633,112)
Distributions in excess of retained earnings	(55,631,915)	(48,765,860)
Total Sotherly Hotels Inc. stockholders’ equity	88,233,467	93,020,255
Noncontrolling interest	269,346	1,154,775
TOTAL EQUITY	88,502,813	94,175,030
TOTAL LIABILITIES AND EQUITY	$501,942,162	$409,953,340

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUE
Rooms department	$28,626,265	$25,093,226	$92,242,385	$81,366,731
Food and beverage department	8,417,293	7,997,818	27,849,844	24,904,934
Other operating departments	4,374,504	3,678,427	14,614,915	9,835,322
Total revenue	41,418,062	36,769,471	134,707,144	116,106,987
EXPENSES
Hotel operating expenses
Rooms department	7,873,836	6,826,822	22,750,381	20,252,889
Food and beverage department	6,680,563	6,039,174	20,748,688	17,919,142
Other operating departments	1,661,128	705,111	4,870,037	1,928,662
Indirect	16,027,496	15,209,249	48,901,037	45,019,742
Total hotel operating expenses	32,243,023	28,780,356	97,270,143	85,120,435
Depreciation and amortization	4,547,043	4,427,738	15,783,174	12,708,548
(Gain) loss on disposal of assets	(7,555)	—	(3,816)	51,569
Corporate general and administrative	1,516,408	1,335,192	4,566,258	4,882,541
Total operating expenses	38,298,919	34,543,286	117,615,759	102,763,093
NET OPERATING INCOME	3,119,143	2,226,185	17,091,385	13,343,894
Other income (expense)
Interest expense	(5,306,641)	(4,139,267)	(14,571,142)	(11,827,061)
Interest income	88,484	53,314	236,693	126,241
Loss on early extinguishment of debt	(753,133)	—	(753,133)	(228,087)
Unrealized gain (loss) on hedging activities	123,443	(3,542)	141,970	(30,748)
Gain (loss) on sale of assets	—	(23,000)	—	77,807
Gain on involuntary conversion of assets	—	—	898,565	1,041,815
Net (loss) income before income taxes	(2,728,704)	(1,886,310)	3,044,338	2,503,861
Income tax benefit (provision)	746,924	950,310	(882,045)	581,890
Net (loss) income	(1,981,780)	(936,000)	2,162,293	3,085,751
Less: Net loss (income) attributable to noncontrolling interest	385,616	190,445	245,298	(73,366)
Net (loss) income attributable to the Company	(1,596,164)	(745,555)	2,407,591	3,012,385
Distributions to preferred stockholders	(1,469,719)	(805,000)	(4,359,407)	(2,415,000)
Net (loss) income available to common stockholders	$(3,065,883)	$(1,550,555)	$(1,951,816)	$597,385
Net (loss) income per share available to common stockholders
Basic	$(0.23)	$(0.11)	$(0.14)	$0.04
Diluted	$(0.23)	$(0.11)	$(0.14)	$0.04
Weighted average number of common shares outstanding
Basic	13,513,996	13,822,543	13,491,807	13,873,175
Diluted	13,513,996	13,822,543	13,491,807	13,885,290

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2017	2,910,000	$29,100	14,078,831	$140,788	$146,249,339	$(4,633,112)	$(48,765,860)	$1,154,775	$94,175,030
Net income	—	—	—	—	—	—	2,407,591	(245,298)	2,162,293
Issuance of unrestricted common stock awards	—	—	2,250	23	13,455	—	—	—	13,478
Issuance of restricted common stock awards	—	—	40,000	400	89,450	—	—	—	89,850
Issuance of common stock	—	—	88,297	882	576,779	—	—	—	577,661
Issuance of preferred stock	50,541	505	—	—	1,187,561	—	—	—	1,188,066
Amortization of ESOP shares	—	—	—	—	—	186,137	—	—	186,137
Amortization of restricted stock award	—	—	—	—	24,075	—	—	—	24,075
Preferred stock dividends declared	—	—	—	—	—	—	(4,359,407)	—	(4,359,407)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(4,914,239)	(640,131)	(5,554,370)
Balances at September 30, 2018 (unaudited)	2,960,541	$29,605	14,209,378	$142,093	$148,140,659	$(4,446,975)	$(55,631,915)	$269,346	$88,502,813

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$2,162,293	$3,085,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,783,174	12,708,548
Amortization of deferred financing costs	598,142	616,390
Amortization of mortgage premium	(18,511)	(18,511)
Gain on involuntary conversion of assets	(898,565)	(1,041,815)
Unrealized (gain) loss on derivative instrument	(141,970)	30,748
Gain on sale or disposal of assets	(3,816)	(26,238)
Loss on early extinguishment of debt	753,133	228,087
Share - based compensation	313,540	282,237
Changes in assets and liabilities:
Accounts receivable	(1,942,179)	(1,453,147)
Prepaid expenses, inventory and other assets	1,045,824	(1,699,380)
Deferred income taxes	750,739	(779,771)
Accounts payable and other accrued liabilities	3,006,385	3,962,544
Advance deposits	566,621	1,871
Accounts receivable - affiliate	(8,959)	(489,720)
Net cash provided by operating activities	21,965,851	15,407,594
Cash flows from investing activities:
Acquisitions of hotel properties	(79,732,716)	(3,986,849)
Improvements and additions to hotel properties	(18,497,781)	(17,483,257)
Proceeds from the sale of hotel property	—	5,434,856
Proceeds from involuntary conversion	898,565	1,041,815
Proceeds from the sale or disposal of assets	7,555	3,355
Net cash used in investing activities	(97,324,377)	(14,990,080)
Cash flows from financing activities:
Proceeds of mortgage debt	145,795,332	40,500,000
Proceeds of unsecured debt	25,000,000	—
Proceeds from issuance of common stock, net	577,661	—
Proceeds from issuance of preferred stock, net	1,188,066	—
Repurchase of common stock	—	(1,103,130)
Payments on mortgage loans	(75,346,629)	(24,767,275)
Payments of deferred financing costs	(3,669,192)	(585,004)
Funding of ESOP stock purchase	—	(4,874,758)
Dividends and distributions paid	(5,318,695)	(4,767,377)
Preferred dividends paid	(4,256,328)	(2,415,000)
Net cash provided by financing activities	83,970,215	1,987,456
Net increase in cash, cash equivalents and restricted cash	8,611,689	2,404,970
Cash, cash equivalents and restricted cash at the beginning of the period	33,429,042	36,362,920
Cash, cash equivalents and restricted cash at the end of the period	$42,040,731	$38,767,890
Supplemental disclosures:
Cash paid during the period for interest	$12,859,556	$11,227,980
Cash paid during the period for income taxes	$278,720	$155,077
Non-cash investing and financing activities:
Excess of cost over fair value of interest rate SWAP	$294,176	$-
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$251,195	$77,843

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in hotel properties, net	$437,525,800	$357,799,512
Cash and cash equivalents	37,015,264	29,777,845
Restricted cash	5,025,467	3,651,197
Accounts receivable, net	7,822,946	5,587,077
Accounts receivable - affiliate	402,985	394,026
Loan receivable - affiliate	4,502,953	4,650,969
Prepaid expenses, inventory and other assets	6,889,076	7,292,565
Favorable lease assets, net	2,560,245	—
Deferred income taxes	4,700,379	5,451,118
TOTAL ASSETS	$506,445,115	$414,604,309
LIABILITIES
Mortgage loans, net	$366,576,645	$297,318,816
Unsecured notes, net	23,765,024	—
Accounts payable and other accrued liabilities	17,324,207	13,813,623
Advance deposits	2,361,234	1,572,388
Dividends and distributions payable	3,465,347	3,119,027
TOTAL LIABILITIES	$413,492,457	$315,823,854

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, $0.01 par value, 11,000,000 units authorized;
8% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,350,541 and 1,300,000 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively	31,676,726	30,488,660
General Partner: 159,876 units and 158,570 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	514,243	586,725
Limited Partners: 15,827,642 units and 15,698,401 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	22,995,158	29,938,539
TOTAL PARTNERS’ CAPITAL	92,952,658	98,780,455
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$506,445,115	$414,604,309

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUE
Rooms department	$28,626,265	$25,093,226	$92,242,385	$81,366,731
Food and beverage department	8,417,293	7,997,818	27,849,844	24,904,934
Other operating departments	4,374,504	3,678,427	14,614,915	9,835,322
Total revenue	41,418,062	36,769,471	134,707,144	116,106,987
EXPENSES
Hotel operating expenses
Rooms department	7,873,836	6,826,822	22,750,381	20,252,889
Food and beverage department	6,680,563	6,039,174	20,748,688	17,919,142
Other operating departments	1,661,128	705,111	4,870,037	1,928,662
Indirect	16,027,496	15,209,249	48,901,037	45,019,742
Total hotel operating expenses	32,243,023	28,780,356	97,270,143	85,120,435
Depreciation and amortization	4,547,043	4,427,738	15,783,174	12,708,548
(Gain) loss on disposal of assets	(7,555)	—	(3,816)	51,569
Corporate general and administrative	1,516,408	1,335,192	4,566,258	4,882,541
Total operating expenses	38,298,919	34,543,286	117,615,759	102,763,093
NET OPERATING INCOME	3,119,143	2,226,185	17,091,385	13,343,894
Other income (expense)
Interest expense	(5,306,641)	(4,139,267)	(14,571,142)	(11,827,061)
Interest income	88,484	53,314	236,693	126,241
Loss on early extinguishment of debt	(753,133)	—	(753,133)	(228,087)
Unrealized gain (loss) on hedging activities	123,443	(3,542)	141,970	(30,748)
Gain (loss) on sale of assets	—	(23,000)	—	77,807
Gain on involuntary conversion of assets	—	—	898,565	1,041,815
Net (loss) income before income taxes	(2,728,704)	(1,886,310)	3,044,338	2,503,861
Income tax benefit (provision)	746,924	950,310	(882,045)	581,890
Net (loss) income	(1,981,780)	(936,000)	2,162,293	3,085,751
Distributions to preferred unit holder	(1,469,719)	(805,000)	(4,359,407)	(2,415,000)
Net (loss) income available to operating partnership unit holders	$(3,451,499)	$(1,741,000)	$(2,197,114)	$670,751
Net (loss) income attributable per operating partner unit
Basic and diluted	$(0.22)	$(0.11)	$(0.14)	$0.04
Weighted average number of operating partner units outstanding
Basic and diluted	15,915,706	16,258,691	15,902,565	16,256,713

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units			General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2017	2,910,000	$37,766,531	$30,488,660	158,570	$586,725	15,698,401	$29,938,539	$98,780,455
Issuance of common partnership units	—	—	—	1,306	6,810	129,241	674,179	680,989
Issuance of preferred units	50,541	—	1,188,066	—	—	—	—	1,188,066
Amortization of restricted units award	—	—	—	—	—	—	24,075	24,075
Unit based compensation	—	—	—	—	—	—	208,132	208,132
Preferred units distributions declared	—	(2,415,000)	(1,944,407)	—	—	—	—	(4,359,407)
Partnership units distributions declared	—	—	—	—	(57,320)	—	(5,674,625)	(5,731,945)
Net income	—	2,415,000	1,944,407	—	(21,972)	—	(2,175,142)	2,162,293
Balances at September 30, 2018 (unaudited)	2,960,541	$37,766,531	$31,676,726	159,876	$514,243	15,827,642	$22,995,158	$92,952,658

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$2,162,293	$3,085,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,783,174	12,708,548
Amortization of deferred financing costs	598,142	616,390
Amortization of mortgage premium	(18,511)	(18,511)
Gain on involuntary conversion of assets	(898,565)	(1,041,815)
Unrealized loss on derivative instrument	(141,970)	30,748
Gain on sale or disposal of assets	(3,816)	(26,238)
Loss on early extinguishment of debt	753,133	228,087
Unit - based compensation	335,531	282,237
Changes in assets and liabilities:
Accounts receivable	(1,942,179)	(1,453,147)
Prepaid expenses, inventory and other assets	1,045,824	(1,699,380)
Deferred income taxes	750,739	(779,771)
Accounts payable and other accrued liabilities	3,006,385	3,962,544
Advance deposits	566,621	1,871
Accounts receivable - affiliate	(8,959)	(489,720)
Net cash provided by operating activities	21,987,842	15,407,594
Cash flows from investing activities:
Acquisitions of hotel properties	(79,732,716)	(3,986,849)
Improvements and additions to hotel properties	(18,497,781)	(17,483,257)
Proceeds from the sale of hotel property	—	5,434,856
ESOP loan advances	—	(4,874,758)
ESOP loan payments received	148,016	177,250
Proceeds from involuntary conversion	898,565	1,041,815
Proceeds from the sale or disposal of assets	7,555	3,355
Net cash used in investing activities	(97,176,361)	(19,687,588)
Cash flows from financing activities:
Proceeds of mortgage debt	145,795,332	40,500,000
Proceeds of unsecured debt	25,000,000	—
Proceeds from issuance of common units, net	577,661	—
Proceeds from issuance of preferred units, net	1,188,066	—
Settlement or repurchase of common units	—	(1,103,130)
Payments on mortgage loans	(75,346,629)	(24,767,275)
Payments of deferred financing costs	(3,669,192)	(585,004)
Distributions and dividends paid	(5,488,702)	(4,944,627)
Preferred dividends paid	(4,256,328)	(2,415,000)
Net cash provided by financing activities	83,800,208	6,684,964
Net increase in cash, cash equivalents and restricted cash	8,611,689	2,404,970
Cash, cash equivalents and restricted cash at the beginning of the period	33,429,042	36,362,920
Cash, cash equivalents and restricted cash at the end of the period	$42,040,731	$38,767,890
Supplemental disclosures:
Cash paid during the period for interest	$12,859,556	$11,227,980
Cash paid during the period for income taxes	$278,720	$155,077
Non-cash investing and financing activities:
Excess of cost over fair value of interest rate SWAP	$294,176	$-
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$251,195	$77,843

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States.  Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in twelve hotel properties comprising 3,156 rooms, and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.   The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Crowne Plaza, Sheraton and Hyatt Centric, as well as independent hotels.

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “Initial Properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP (the “Operating Partnership”), which at September 30, 2018, was approximately 88.9% owned by the Company.  Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Operating Partnership, the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership.  The Company, as general partner, conducts substantially all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership.  Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Operating Partnership’s behalf.

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

Significant transactions occurring during the current and prior fiscal year include the following:

On January 30, 2017, we closed on the purchase of the commercial condominium unit of the Hyde Resort & Residences, a 400-unit condominium hotel located in the Hollywood, Florida market, for an aggregate price of approximately $4.8 million from 4111 South Ocean Drive, LLC. In connection with the closing of the transaction, we entered into a lease agreement for the 400-space parking garage and meeting rooms associated with the condominium hotel, agreements relating to the operation and management of the hotel condominium association and a condominium unit rental program, and a pre-opening services agreement whereby the seller paid us a fee of approximately $0.8 million for certain pre-opening related preparations.

On February 7, 2017, we closed on the sale of the Crowne Plaza Hampton Marina to Marina Hotels, LLC for a price of $5.6 million.

On June 1, 2017, we entered into an agreement to purchase the commercial unit of the planned Hyde Beach House Resort & Residences, a condominium hotel under development in Hollywood, Florida, for a price of $5.1 million from 4000 South Ocean Property Owner, LLLP.  In connection with the agreement, we also entered into a pre-opening services agreement whereby the seller has agreed to pay us approximately $0.8 million in connection with certain pre-opening activities to be undertaken prior to the closing.  We have agreed to purchase inventories at closing consistent with the management and operation of the hotel and the related condominium association for an additional amount and have further agreed to enter into a lease agreement for the parking garage and poolside cabanas associated with the hotel; and to enter into a management agreement relating to the operation and management of the hotel’s condominium association.  We anticipate that the closing of the transaction and the execution of related agreements will take place in the third quarter of 2019, once construction of the hotel has been substantially completed.  The closing of the transaction is subject to various closing conditions as described in the purchase agreement.

On June 29, 2017, we entered into a loan agreement and other documents, including a promissory note, to secure a $35.5 million mortgage on the DoubleTree by Hilton Jacksonville Riverfront with Wells Fargo Bank, N.A.  Pursuant to the loan documents, the loan has a maturity date of July 11, 2024, bears a fixed interest rate of 4.88%, amortizes on a 30-year schedule, and is subject to a prepayment premium following a prepayment lockout period.  We used a portion of the proceeds to repay the existing first mortgage on the DoubleTree by Hilton Jacksonville Riverfront, to pay closing costs and for general corporate purposes.

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

On February 12, 2018, the Company and the Operating Partnership closed on a sale and issuance by the Operating Partnership of an aggregate $25.0 million of the 7.25% senior unsecured notes due 2021 (the “7.25% Notes”), unconditionally guaranteed by the Company, for net proceeds after all estimated expenses of approximately $23.3 million.  The Operating Partnership used the net proceeds from this offering, together with existing cash on hand and $57.0 million of asset-level mortgage indebtedness, to finance the acquisition of the Hyatt Centric Arlington and for working capital.

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

On March 1, 2018, we acquired the 318-room Hyatt Centric Arlington located in Arlington, Virginia at an aggregate purchase price of $79.7 million, including seller credits (the “Arlington Acquisition”).  Concurrently with the closing, we entered into a franchise agreement with an affiliate of Hyatt Hotels Corporation for the hotel to continue operating as the Hyatt Centric Arlington, and a management agreement with Highgate Hotels for the management of the hotel.  The management agreement: (i) has an initial term of three years commencing March 1, 2018; (ii) provides for a base management fee equal to 2.50% of gross revenues; and (iii) provides for an incentive management fee equal to 10% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any year shall not exceed 0.5% of the gross revenues of the hotel.  The Hyatt Centric Arlington is subject to a long-term ground lease agreement that covers all of the land underlying the hotel.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross rooms revenues in excess of certain thresholds, as defined in the agreements.  The initial term of the ground lease expires in 2025 and may be extended by us for five additional renewal periods of 10 years each.

On March 1, 2018, we entered into a loan agreement, a first and second promissory note (“Note A” and “Note B”, respectively), and other loan documents, including a guarantee by the Operating Partnership, to secure an aggregate $57.0 million mortgage (the “Mortgage Loan”) on the Hyatt Centric Arlington with Fifth Third Bank.  Pursuant to the Mortgage Loan documents, Note A had an original principal balance in the amount of $50.0 million; has a term of 3 years, with two 1-year extension options, each of which is subject to certain criteria; bears a floating interest rate of one-month LIBOR plus 3.00%, payable monthly; and requires monthly principal payments of $78,650.  Pursuant to the Mortgage Loan documents, Note B had an original principal balance in the amount of $7.0 million; has a term of 1-year, with two 1-year extension options, each of which is subject to certain criteria; bears a floating interest rate of three-month LIBOR plus 5.00%, payable monthly; and requires monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1-year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.  The full amount of the loan proceeds, together with proceeds of the 7.25% Notes offering and cash on hand, were used to finance the Arlington Acquisition.

On July 2, 2018, we purchased a portion of the parking lot, previously leased, adjacent to the DoubleTree by Hilton Raleigh Brownstone-University for an aggregate purchase price of $3.5 million.

On July 27, 2018, we entered into a loan agreement and other documents, including a promissory note, to secure a mortgage on the DoubleTree by Hilton Raleigh Brownstone-University with MetLife Commercial Mortgage Originator, LLC. The mortgage has an initial principal balance of $18.3 million, with an additional $5.2 million available upon the satisfaction of certain conditions. The mortgage has an initial term of 4 years with a 1-year extension and bears a floating rate of interest equal to the 1-month LIBOR rate plus 4.00%. The mortgage requires monthly interest-only payments and, following a 12-month lockout, can be prepaid with a penalty during its second year and without penalty thereafter. We entered into an interest-rate cap agreement to limit our exposure through August 1, 2022 to increases in LIBOR exceeding 3.25% on a notional amount of $23,500,000. We used a portion of the proceeds to repay the existing first mortgage on the DoubleTree by Hilton Raleigh Brownstone-University and to pay closing costs, and intend to use the balance of the proceeds for general corporate purposes.

On July 31, 2018, we entered into a second amendment to the loan and security agreement; an amended, restated and consolidated mortgage loan note; and other related documents with its existing lender, TD Bank, N.A., to amend the terms of our mortgage loan on the DoubleTree by Hilton Philadelphia Airport.  Concurrent with the loan modification, we also entered into a 5-year swap agreement with The Toronto-Dominion Bank.  Pursuant to the amended loan documents: (i) the principal balance of the loan was increased from approximately $30.0 million to $42.2 million; (ii) the loan’s maturity date was extended to July 31, 2023; (iii) the loan bears a floating interest rate equal to the 1-month LIBOR rate plus 2.27% (the “Loan Rate”); (iv) the loan amortizes on a 30-year schedule with payments of principal and interest beginning immediately; (v) the loan can be prepaid without penalty; and (vi) the loan will no longer be fully guaranteed by the Operating Partnership, but the Operating Partnership has guaranteed certain standard “bad boy” carveouts.  Pursuant to the swap agreement: (i) the Loan Rate has been swapped for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan; and (iii) we are responsible for any potential termination fees associated with early termination of the swap agreement.  We used a portion of the proceeds to repay in full the existing Note B to the mortgage loan on our Hyatt Centric Arlington and to pay closing costs associated with the amendment and will use the balance of the proceeds for general corporate purposes.

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5,000,000 and up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through September 30, 2018, the Company sold 88,297 shares of common stock and 50,541 shares of Series C Preferred Stock, for an aggregate net total of approximately $1.9 million.

On September 18, 2018, we entered into a loan agreement and other documents, including a promissory note, to secure a mortgage on the Hyatt Centric Arlington with MetLife Real Estate Lending LLC.  Pursuant to the loan documents, the Mortgage Loan has an initial principal balance of $50.0 million; has a term of 10 years; bears a fixed interest rate of 5.25%; amortizes on a 30-year schedule; and following a 5-year lockout, can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.  The Company used the proceeds to repay the existing first mortgage on the Hyatt Centric Arlington, to pay closing costs, and for general corporate purposes.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2018 and December 31, 2017 were $486,865 and $532,070, respectively. Amortization expense for the three-month periods ended September 30, 2018 and 2017, totaled $14,868 and $11,217, respectively, and for the nine-month periods ended September 30, 2018 and 2017, totaled $45,204 and $35,299, respectively.

Favorable Lease Assets, Net – Favorable lease assets are recorded on non-market contracts assumed as part of the acquisition of certain hotels.  We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date.  Favorable lease assets are recorded at the acquisition date and amortized using straight-line method over the term of the remaining agreement.  Amortization expense for the three and nine-month periods ended September 30, 2018 totaled $94,823 and $221,256, respectively.

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

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we currently use interest rate caps and an interest rate swap which act as cash flow hedges and are not designated as hedges.  We value our interest-rate caps and interest rate swap at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We also have used derivative instruments in the Company’s stock to obtain more favorable terms on our financing. We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate SWAP are the only assets or liability measured at fair value on a recurring basis and there were no non-recurring asset and liability fair value measurements as of September 30, 2018 and December 31, 2017, respectively):

	Level 1	Level 2	Level 3
December 31, 2017
Interest Rate Cap (1)	$—	$5,213	$—
Interest Rate Swap	$—	$—	$—
Mortgage loans (2)	$—	$(292,368,370)	$—
Unsecured notes	$—	$—	$—
September 30, 2018
Interest Rate Caps (1)	$—	$207,859	$—
Interest Rate Swap(2)	$—	$(150,097)	$—
Mortgage loans (3)	$—	$(360,293,427)	$—
Unsecured notes (4)	$(25,790,000)	$—	$—

(1)	Interest rate caps, which cap the 1-month LIBOR rates between 2.5% and 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.
(4)	Unsecured notes are recorded at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of September 30, 2018.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the statement of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.3 million and $0.4 million, for the three months ended September 30, 2018 and 2017, respectively, and approximately $1.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

A schedule of minimum future lease payments receivable for the remaining three and twelve-month lease periods is as follows:

For the remaining three months ending December 31, 2018	$470,978
December 31, 2019	926,452
December 31, 2020	920,492
December 31, 2021	857,164
December 31, 2022	739,306
December 31, 2023 and thereafter	4,266,894
Total	$8,181,286

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of September 30, 2018 and December 31, 2017, deferred tax assets totaled approximately $4.7 million and $5.5 million, respectively, of which approximately $4.2 million and $4.9 million relate to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required.

As of September 30, 2018 and December 31, 2017, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2018, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2017. In addition, as of September 30, 2018, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject include the years 2009 and 2014 through 2016.

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

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of September 30, 2018, no performance-based stock awards have been granted. Total compensation cost recognized under the 2004 Plan and the 2013 Plan for the three months ended September 30, 2018 and 2017 was $8,025 and $4,980, respectively and for the nine months ended September 30, 2018 and 2017 was $127,402 and $104,100, respectively.

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

Advertising – Advertising costs were $88,154 and $101,788 for the three months ended September 30, 2018 and 2017, respectively and were $334,271 and $251,892 for the nine months ended September 30, 2018 and 2017, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During each of the three-month periods ending September 30, 2018 and 2017, we recognized $0, respectively, and during the nine-month periods ending September 30, 2018 and 2017, we recognized approximately $0.9 million and $1.0 million, respectively, in gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

New Accounting Pronouncements – In July 2018, Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, The Board decided to provide another transition method in addition to the existing transition method (a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements) by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  We will adopt this ASU and transition method as of January 1, 2019. We do not expect the adoption of this ASU to have a material impact on our consolidated balance sheets, statements of operations or cash flows.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This ASU will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We adopted this ASU on January 1, 2018 and aside from minor presentation changes in our disclosure on derivative and hedging activities, it did not have a material effect on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This ASU addresses the diversity within entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted this ASU on January 1, 2018 and aside from minor presentation changes in our disclosure on restricted cash, it did not have a material effect on our consolidated balance sheets, statements of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. We are creating an inventory of our leases and are analyzing our current ground lease, office lease, other right-of-use assets and lease liabilities.  The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. This standard has been updated as noted above in ASU No. 2018-11. We will adopt this ASU as of January 1, 2019. We do not expect the adoption of this ASU to have a material impact on our consolidated balance sheets, statements of operations or cash flows.

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

The results of operations of the hotels are included in our consolidated financial statements from the date of acquisition. The total revenue and net income related to the Hyatt Centric Arlington acquisition for the period March 1, 2018 to September 30, 2018 are approximately $13.4 million and $1.6 million, respectively.

Hyde Resort & Residences. On January 30, 2017, we acquired the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $4.8 million.

The total revenue and net income related to the Hyde Resort & Residences acquisition for the period January 1, 2018 to September 30, 2018 are approximately $5.3 million and $0.2 million, respectively and total revenue and net loss for the period January 30, 2017 to September 30, 2017 are approximately $2.8 million and $(0.6) million, respectively.

The allocations of the respective purchase prices are based on fair values are as follows:

	Hyatt Centric Arlington	Hyde Resort & Residences
Land and land improvements	$190,916	$500
Buildings and improvements	70,369,046	4,309,500
Furniture, fixtures and equipment	6,229,888	72,616
Intangible assets	3,054,812	—
Investment in hotel properties	79,844,662	4,382,616
Accrued liabilities and other costs	(111,946)	(866,142)
Prepaid expenses, inventory and other assets	—	470,375
Net cash	$79,732,716	$3,986,849

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Land and land improvements	$64,133,706	$59,504,625
Buildings and improvements	423,313,080	348,532,577
Furniture, fixtures and equipment	58,881,638	48,467,956
	546,328,424	456,505,158
Less: accumulated depreciation and impairment	(108,802,624)	(98,705,646)
Investment in Hotel Properties, Net	$437,525,800	$357,799,512

The Crowne Plaza Hampton Marina property, was sold on February 7, 2017 for approximately $5.6 million.  After selling costs, mortgage loan payoff and associated fees we realized an approximate gain on the sale of assets of $0.1 million, as reflected in the consolidated statements of operations for the period ending September 30, 2017.

5. Debt

Mortgage Loans, Net. As of September 30, 2018 and December 31, 2017, we had approximately $366.6 million and approximately $297.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	September 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2018	2017	Penalties	Date	Provisions	Rate
Crowne Plaza Tampa Westshore (1)	$18,399,400	$15,284,200	None	6/30/2019	(1)	LIBOR plus 3.75%
The DeSoto (2)	34,102,091	34,645,929	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (3)	34,907,423	35,294,741	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (4)	8,920,670	9,132,558	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (5)	42,180,012	30,432,260	None	7/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (6)	18,300,000	14,503,925	Yes	7/27/2022	(6)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (7)	57,387,042	58,023,567	n/a	10/1/2025	30 years	4.913%
Georgian Terrace (8)	44,481,805	45,032,662	n/a	6/1/2025	30 years	4.42%
Hotel Ballast Wilmington, Tapestry Collection by Hilton(9)	34,506,490	30,000,000	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	50,000,000	—	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,511,542	11,701,930	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,804,000	15,000,000	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$369,500,475	$299,051,772
Deferred financing costs, net	(3,096,292)	(1,923,928)
Unamortized premium on loan	172,462	190,972
Total Mortgage Loans, Net	$366,576,645	$297,318,816

(1)

The note bears a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%; with monthly principal payments of $23,100; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions.

(2)

The note amortizes on a 25-year schedule after an initial 1-year interest-only period (which expired in August 2017), and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(3)	The note may not be prepaid until August 2019, after which it is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(4)	The note is subject to a pre-payment penalty except for any pre-payments made either between April 2017 and August 2017, or from April 2021 through maturity of the note.
(5)

The note bears a floating interest rate equal to 1-month LIBOR rate plus 2.27%, but we entered into a swap agreement to fix to the rate at 5.237%.  Under the swap agreement, notional amounts approximate the declining balance of the loan and we are responsible for any potential termination fees associated with early termination of the swap agreement.

(6)

The note provides initial proceeds of $18.3 million, with an additional $5.2 million available upon the satisfaction of certain conditions; has an initial term of 4 years with a 1-year extension; bears a floating interest rate of the 1-month LIBOR plus 4.00%; requires interest only monthly payments; and following a 12-month lockout, can be prepaid with penalty in year 2 and without penalty thereafter.  We entered into an interest-rate cap agreement to limit our exposure through August 1, 2022 to increases in LIBOR exceeding 3.25% on a notional amount of $23,500,000.

(7)	With limited exception, the note may not be prepaid until June 2025.
(8)	With limited exception, the note may not be prepaid until February 2025.
(9)	The note amortizes on a 25-year schedule after an initial 1-year interest-only period, and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.
(10)	Following a 5-year lockout, the note can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.
(11)	The note bears a fixed interest rate of 4.27% for the first 5 years of the loan, with an option for the lender to reset the interest rate after 5 years.

(12)

The note bears a floating interest rate of the 1-month LIBOR plus 3.5%, subject to a floor rate of 4.0% and is subject to prepayment penalties subject to a declining scale from 3.0% penalty on or before the first anniversary date, a 2.0% penalty during the second anniversary year and a 1.0% penalty after the third anniversary date.

As of September 30, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of September 30, 2018 were as follows:

For the remaining three months ending December 31, 2018	$1,763,990
December 31, 2019	24,705,666
December 31, 2020	7,527,783
December 31, 2021	74,064,599
December 31, 2022	23,657,707
December 31, 2023 and thereafter	237,780,730
Total future maturities	$369,500,475

7.25% Unsecured Notes. On February 12, 2018, the Operating Partnership issued its 7.25% Notes in the aggregate amount of $25.0 million, unconditionally guaranteed by the Company. The indenture requires quarterly payments of interest and matures on February 15, 2021. The 7.25% Notes are callable after February 15, 2019 at 101% of face value.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for each of the three and nine months ended September 30, 2018 and 2017 totaled $18,246 and $54,738, respectively.

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

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the three and nine months ended September 30, 2018 and 2017, totaled $651 and $1,952, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and extended to August 31, 2019.  Rent expense for the three months ended September 30, 2018 and 2017 totaled $23,775 and $22,224, respectively, and for the nine months ended September 30, 2018 and 2017, totaled $68,879 and $67,327.

We lease the parking garage adjacent to the Hyde Resort & Residences in Hollywood Beach, Florida, along with meeting and office spaces. The 20-year operating lease requires monthly payments of $20,000, which expires in February 2037.  Rent expense for each of the three months ended September 30, 2018 and 2017, totaled $60,000 and for the nine months ended September 30, 2018 and 2017, totaled $180,000 and $140,000, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended by us for five additional renewal periods of 10 years each. Rent expense for the three and nine months ended September 30, 2018 was $136,813  and $392,042, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between March 2019 and August 2026.

A schedule of minimum future lease payments for the following three and twelve-month periods is as follows:

For the remaining three months ending December 31, 2018	$148,613
December 31, 2019	478,596
December 31, 2020	364,163
December 31, 2021	354,639
December 31, 2022	351,464
December 31, 2023 and thereafter	3,920,164
Total	$5,617,639

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of September 30, 2018, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of September 30, 2018, the eleven remaining wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of September 30, 2018, nine of our hotels operated under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between June 2019 and March 2038.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone–University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall, the Georgian Terrace and Hyatt Centric Arlington and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

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

Litigation –We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  As of September 30, 2018 and December 31, 2017, there were 1,610,000 shares and 1,610,000 shares, respectively, of the Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) issued and outstanding.  As of September 30, 2018 and December 31, 2017, there were 1,350,541 shares and 1,300,000 shares, respectively, of the Series C Preferred Stock issued and outstanding.

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, up to 400,000 shares of the Company’s 7.875% Series C Cumulative

Redeemable Preferred Stock, $0.01 par value per share.  Through the nine months ended September 30, 2018, the Company sold 50,541 shares of Series C Preferred Stock, for net proceeds of approximately $1.2 million.

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

In September 2018, the Operating Partnership issued 50,541 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $1.2 million.

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

For each of the quarters ended September 30, 2018 and 2017, the Operating Partnership has declared and has paid $0.50 per preferred unit for the Series B Preferred Units, respectively, and for the quarters ended September 30, 2018 and 2017, the Operating Partnership has declared and has paid approximately $0.4922 and $0, respectively, per preferred unit for the Series C Preferred Units.

8. Common Stock and Units

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2018, unless extended by the board of directors.  Through December 31, 2017 the Company repurchased 882,820 shares of common stock for approximately $5.9 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the nine months ended September 30, 2018.  For the nine months ended September 30, 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.

The following is a schedule of issuances, since January 1, 2017, of the Company’s common stock and related units of the Operating Partnership:

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5,000,000.  Through September 30, 2018, the Company sold 88,297 shares of common stock, for net proceeds of approximately $0.6 million.

On February 5, 2018, the Company was issued 17,250 units in the Operating Partnership and awarded 15,000 shares of restricted stock and 2,250 shares of unrestricted stock to its independent directors.

On January 1, 2018, the Company was issued 25,000 units in the Operating Partnership and awarded 25,000 shares of restricted stock to one of its employees.

On February 15, 2017, the Company was issued 12,000 units in the Operating Partnership and awarded 12,000 shares of restricted stock to its independent directors.

As of September 30, 2018 and December 31, 2017, the Company had 14,209,378 and 14,078,831 shares of common stock outstanding, respectively.

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

As of September 30, 2018 and December 31, 2017, the total number of Operating Partnership units outstanding was 15,987,518 and 15,856,971, respectively.

As of September 30, 2018 and December 31, 2017, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $12.8 million and $11.5 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. As of September 30, 2018, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chairman and chief executive officer, and two former members of the Company’s board of directors) owned 1,481,833 shares, approximately 10.4%, of the Company’s outstanding common stock as well as 652,326 Operating Partnership units. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At September 30, 2018 and December 31, 2017, we were due $163,908 and $113,669, respectively, from Chesapeake Hospitality.

Management Agreements – As of September 30, 2018, all of our wholly-owned hotels (with the exception of the Hyatt Centric Arlington hotel) and the Hyde Resort & Residences operated under various management agreements with Chesapeake Hospitality.  On December 15, 2014, we entered into a master agreement and a series of individual hotel management agreements that became effective on January 1, 2015. The master agreement has a five-year term but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increased to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio was 2.65% through 2017 and decreased to 2.50% thereafter. For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

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

Base management and administrative fees earned by Chesapeake Hospitality for our properties totaled $950,010 and $976,232 for the three months ended September 30, 2018 and 2017, respectively and $3,166,910 and $3,042,840 for the nine months ended September 30, 2018 and 2017, respectively.  In addition, estimated incentive management fees of $0 and $23,634 were accrued for the three months ended September 30, 2018 and 2017, respectively and $86,345 and $51,751 for the nine months ended September 30, 2018 and 2017, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $1,400,731 and $1,292,287 for the three months ended September 30, 2018 and 2017, respectively and $4,312,338 and $3,962,161 for the nine months ended September 30, 2018 and 2017, respectively.

Workers’ Compensation Insurance – Pursuant to our management agreements with Chesapeake Hospitality, we pay the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that work exclusively for the properties managed by Chesapeake Hospitality. For the three months ended September 30, 2018 and 2017, we paid $270,464 and $0, respectively, and for the nine months ended September 30, 2018 and 2017, we paid approximately $799,860 and $0, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded American veterans living in communities near our hotels.  As of September 30, 2018, and December 31, 2017, the balance of the loan was each $40,000, respectively.

Loan Receivable - Affiliate – As of September 30, 2018 and December 31, 2017, approximately $4.5 million and $4.7 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer.  We also employ Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the three months ended September 30, 2018 and 2017 totaled $95,568 and $87,915, respectively, and for the nine months ended September 30, 2018 and 2017 totaled approximately $290,144 and $267,557, respectively, for all three individuals.

During the three-month period ending September 30, 2018 and 2017, the Company reimbursed $27,491  and $26,233, respectively, and during the nine-month period ending September 30, 2018 and 2017, the Company reimbursed $87,847and $132,239, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $12,568 and $11,659 for the three months ended September 30, 2018 and 2017, respectively, and $61,607 and $57,516 for the nine months ended September 30, 2018 and 2017, respectively.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of September 30, 2018, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 59,893 and 25,408 shares with a fair value of $416,088 and $178,137 were allocated or committed to be released from the suspense account and recognized as compensation cost during the nine months ended September 30, 2018 and 2017, respectively.  The remaining 622,607 unallocated shares have an approximate fair value of $4.5 million, as of September 30, 2018.  At September 30, 2018, the ESOP held a total of 36,925 allocated shares, 22,968 committed-to-be-released shares and 622,607 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	September 30, 2018		December 31, 2017
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	36,925	$250,721	9,473	$64,321
Committed to be released shares	22,968	165,367	24,359	157,117
Total Allocated and Committed-to-be-Released	59,893	$416,088	33,832	$221,438

Unallocated shares	622,607	4,482,773	648,668	4,183,908

Total ESOP Shares	682,500	$4,898,861	682,500	$4,405,346

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$4,015,942	$3,397,811	$12,046,880	$10,547,138
General and administrative	3,540,054	3,194,007	10,880,130	9,788,564
Repairs and maintenance	1,887,113	1,805,103	5,655,711	5,174,066
Utilities	1,749,562	1,568,324	4,735,195	4,394,631
Property taxes	950,148	1,539,066	4,113,025	4,518,267
Management fees, including incentive	1,066,120	999,866	3,570,974	3,090,515
Franchise fees	1,059,522	888,460	3,244,833	3,061,535
Insurance	746,175	620,244	2,114,351	1,845,702
Information and telecommunications	515,225	412,714	1,317,290	1,243,847
Other	497,635	783,654	1,222,648	1,355,477
Total indirect hotel operating expenses	$16,027,496	$15,209,249	$48,901,037	$45,019,742

12. Income Taxes

The components of the income tax provision (benefit) for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$(10,184)	$—	$—
State	24,266	97,641	131,306	197,881
	24,266	87,457	131,306	197,881
Deferred:
Federal	(612,703)	(879,206)	591,917	(661,787)
State	(158,487)	(158,561)	158,822	(117,984)
	(771,190)	(1,037,767)	750,739	(779,771)
	$(746,924)	$(950,310)	$882,045	$(581,890)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s income tax provision is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	$(573,028)	$(641,346)	$639,311	$851,313
Effect of non-taxable REIT loss	(39,675)	(248,043)	(47,394)	(1,513,100)
State income tax provision (benefit)	(134,221)	(60,921)	290,128	79,897
	$(746,924)	$(950,310)	$882,045	$(581,890)

As of September 30, 2018 and December 31, 2017, we had a net deferred tax asset of approximately $4.7 million and $5.5 million, respectively, of which, approximately $4.2 million and $4.9 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of September 30, 2018 and December 31, 2017, the remainder of the deferred tax asset is attributable to year-to-year timing differences of approximately $0.5 million and $0.6 million, respectively, for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2018 and December 31, 2017, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At September 30, 2018 and December 31, 2017, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

13. Income (Loss) Per Share and Per Unit

Income (Loss) per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income (loss). The shares of the Series B Preferred Stock and Series C Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 622,607 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation, and the amount of compensation for allocated shares is reflected in net income. There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit.  The computation of basic and diluted net income per share is presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net (loss) income available to common stockholders for basic and diluted computation	$(3,065,883)	$(1,550,555)	$(1,951,816)	$597,385
Denominator
Weighted average number of common shares outstanding	14,154,414	14,488,059	14,141,273	14,481,104
Weighted average number of Unearned ESOP Shares	(640,418)	(665,516)	(649,466)	(607,929)
Total weighted average number of common shares outstanding for basic computation	13,513,996	13,822,543	13,491,807	13,873,175
Basic net (loss) income per share	$(0.23)	$(0.11)	$(0.14)	$0.04

Weighted average number of common shares outstanding	14,154,414	14,488,059	14,141,273	14,493,219
Weighted average number of Unearned ESOP Shares	(640,418)	(665,516)	(649,466)	(607,929)
Total weighted average number of common shares outstanding for diluted computation	13,513,996	13,822,543	13,491,807	13,885,290
Diluted net (loss) income per share	$(0.23)	$(0.11)	$(0.14)	$0.04

Income Per Unit – The computation of basic and diluted net income per unit is presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net (loss) income available to common unitholders for basic computation	$(3,451,499)	$(1,741,000)	$(2,197,114)	$670,751
Denominator
Weighted average number of units outstanding	15,915,706	16,258,691	15,902,565	16,256,713
Basic and diluted net (loss) income per unit	$(0.22)	$(0.11)	$(0.14)	$0.04

14. Subsequent Events

On October 11, 2018, we paid a quarterly dividend (distribution) of $0.125 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on September 14, 2018.

On October 15, 2018, we paid a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of September 28, 2018.

On October 15, 2018, we paid a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of September 28, 2018.

On October 29, 2018, we authorized payment of a quarterly dividend (distribution) of $0.125 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of December 14, 2018. The dividend (distribution) is to be paid on January 11, 2019.

On October 29, 2018, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of December 31, 2018. The dividend is to be paid on January 15, 2019.

On October 29, 2018, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of December 31, 2018. The dividend is to be paid on January 15, 2019.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Crowne Plaza, Sheraton and Hyatt Centric, as well as independent hotels.   As of September 30, 2018, we owned the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
Crowne Plaza Tampa Westshore	222		Tampa, FL	October 29, 2007	Upscale
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	215	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,371

(1)	Operated as an independent hotel.
(2)

Reflects only those condominium units that were participating in the rental program as of September 30, 2018.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 88.9% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and nine months ended September 30, 2018 and 2017, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as ten wholly-owned properties in the portfolio that were under the Company’s control during the three and nine months ended September 30, 2018 and the corresponding periods in 2017 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Hyatt Centric Arlington which was acquired on March 1, 2018, the Crowne Plaza Hampton Marina which was sold in February 2017, or our interest in the Hyde Resort & Residences which was acquired on January 30, 2017.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences during the three and nine months ended September 30, 2018 and the corresponding periods in 2017.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Actual Portfolio Metrics
Occupancy %	69.3%	71.1%	71.6%	72.6%
ADR	$142.26	$135.09	$152.75	$143.53
RevPAR	$98.59	$96.11	$109.44	$104.16
Same-Store Portfolio Metrics
Occupancy %	67.4%	71.1%	70.2%	72.9%
ADR	$140.71	$135.09	$149.16	$143.77
RevPAR	$94.89	$96.11	$104.77	$104.77
Composite Portfolio Metrics
Occupancy %	68.0%	69.6%	70.1%	71.1%
ADR	$146.54	$140.24	$159.10	$146.73
RevPAR	$99.72	$97.56	$111.60	$104.29

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Revenue.  Total revenue for the three months ended September 30, 2018 increased approximately $4.6 million, or 12.6%, to approximately $41.4 million compared to total revenue of approximately $36.8 million for the three months ended September 30, 2017. The increase in revenue for the three months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased revenues by approximately $4.8 million.  In addition, our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has continued to ramp up and accounted for an increase of approximately $0.2 million for the period.  There was also a net aggregate decrease in revenues of approximately $0.4 million for the three-month period from our remaining properties.

Room revenue increased approximately $3.5 million, or 14.1%, to approximately $28.6 million for the three months ended September 30, 2018 compared to room revenue of approximately $25.1 million for the three months ended September 30, 2017.  The increase in room revenue for the three months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased room revenues by approximately $3.9 million.  In addition, there was a net aggregate decrease in room revenues of approximately $0.4 million for the period from the remaining properties.

Food and beverage revenues increased approximately $0.4 million, or 5.2%, to approximately $8.4 million for the three months ended September 30, 2018 compared to food and beverage revenues of approximately $8.0 million for the three months ended September 30, 2017.   The increase in food and beverage revenues for the three months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased food and beverage revenues by approximately $0.7 million.  In addition, there was a net aggregate decrease in food and beverage revenues of approximately $0.3 million for the period from the remaining properties.

Revenue from other operating departments increased approximately $0.7 million, or 18.9%, to approximately $4.4 million for the three months ended September 30, 2018 compared to revenue from other operating departments of approximately $3.7 million for the three months ended September 30, 2017.  The increase in revenue from other operating departments for the three months ended September 30, 2018 resulted mainly from the continued ramp up of operations at the Hyde Resort & Residences, accounting for an increase of approximately $0.3 million for the period and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased other operating departments revenues by approximately $0.3 million.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $32.2 million for the three months ended September 30, 2018, an increase of approximately $3.5 million, or 12.0%, compared to total hotel operating expenses of approximately $28.8 million for the three months ended September 30, 2017.  The increase in hotel operating expenses for the three months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased hotel operating expenses by approximately $3.7 million.  In addition, our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has continued to ramp up and accounted for an increase of approximately $0.2 million for the period.  There was also a net aggregate decrease in hotel operating expenses of approximately $0.4 million for the period from the remaining properties.

Rooms expense for the three months ended September 30, 2018 increased approximately $1.0 million, or 15.3%, to approximately $7.9 million compared to rooms expense for the three months ended September 30, 2017 of approximately $6.8 million. The net increase in rooms expense for the three months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased room expenses by approximately $1.0 million.

Food and beverage expenses for the three months ended September 30, 2018 increased approximately $0.6 million, or 10.6%, to approximately $6.7 million compared to food and beverage expenses of approximately $6.0 million for the three months ended September 30, 2017. The net increase in food and beverage expenses for the three months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased food and beverage expenses by approximately $0.6 million.

Expenses from other operating departments increased approximately $1.0 million, or 135.6%, to approximately $1.7 million for the three months ended September 30, 2018 compared to expenses from other operating departments of approximately $0.7 million for the three months ended September 30, 2017.  The increase in expense from other operating departments for the three months ended September 30, 2018 resulted mainly from our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017 and has continued to ramp up and accounted for an increase of approximately $0.6 million for the period and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased other operating departments expenses by approximately $0.1 million. There was also an aggregate increase in other operating departments expenses of approximately $0.3 million from the remaining properties.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2018 increased approximately $0.8 million, or 5.4%, to approximately $16.0 million compared to indirect expenses of approximately $15.2 million for the three months ended September 30, 2017.  The increase in indirect expenses for the three months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased indirect costs by approximately $2.0 million. There was also an aggregate decrease in indirect expenses of approximately $1.2 million from the remaining properties.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2018 increased approximately $0.1 million, or 2.7%, to $4.5 million compared to depreciation and amortization of approximately $4.4 million for the three months ended September 30, 2017.  The increase was mostly attributable to increases in the depreciation related to our property being renovated in Tampa, Florida, that accounted for increases of approximately $0.1 million for the period and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased depreciation by approximately $0.2 million.   In addition, there was a net aggregate decrease in depreciation and amortization of approximately $0.2 million at our remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended September 30, 2018 increased approximately $0.2 million, or 13.6% to approximately $1.5 million compared to corporate general and administrative expenses of approximately $1.3 million for the three months ended September 30, 2017.  The increase in corporate general and administrative expenses was mainly due to increased audit and professional fees from Sarbanes Oxley testing by approximately $0.1 million and increases in salaries by approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended September 30, 2018 increased approximately $1.2 million, or 28.2%, to approximately $5.3 million compared to interest expense of approximately $4.1 million for the three months ended September 30, 2017.  The increase in interest expense for the three months ended September 30, 2018, was substantially related to the new mortgage on our property in Arlington, Virginia and deferred financing costs associated with that mortgage, that accounted for an increase of approximately $0.8 million, compared to the three-month period ending September 30, 2017.  In addition, there was also a net aggregate increase of approximately $0.4 million for interest expenses on mortgages at our remaining properties.

Interest Income.  Interest income for the three months ended September 30, 2018 increased $35,170, or 66.0%, to $88,484 compared to interest income of $53,314 for the three months ended September 30, 2017.   The increase is due to higher interest rates on the interest-bearing cash and cash equivalents held during the three-month period ending September 30, 2018 compared to the three-month period ending September 30, 2017.

Loss on Early Debt Extinguishment.  During the three months ended September 30, 2018 we refinanced mortgage loans, we had on the DoubleTree by Hilton Raleigh Brownstone University, the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington with an approximate aggregate loss on early debt extinguishment of $0.8 million.  The amount of accumulated un-amortized loan costs of $0 was written off during the same period ending September 30, 2017.

Unrealized Gain (Loss) on Hedging Activities.  As of September 30, 2018, the fair market value of the interest rate caps is $207,859 and the fair market value of our interest rate SWAP liability is $150,097.  The unrealized gain on hedging activities during the three months ended September 30, 2018, was $123,443 and during the three months ended September 30, 2017, the unrealized loss on hedging activities was $3,542.

Income Taxes.  We had an income tax benefit of approximately $0.7 million for the three months ended September 30, 2018 compared to an income tax benefit of approximately $1.0 million for the three months ended September 30, 2017.  The income tax benefit is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating losses for each of the three months ended September 30, 2018 and 2017.

Net Loss.  We realized a net loss for the three months ended September 30, 2018 of approximately $2.0 million compared to a net loss of approximately $0.9 million for the three months ended September 30, 2017, because of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Revenue.  Total revenue for the nine months ended September 30, 2018 increased approximately $18.6 million, or 16.0%, to approximately $134.7 million compared to total revenue of approximately $116.1 million for the nine months ended September 30, 2017. The increase in revenue for the nine months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased revenues by approximately $13.4 million.  In addition, our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has continued to ramp up and accounted for an increase of approximately $2.5 million for the period.  There was also a net aggregate increase in revenues of approximately $2.7 million for the period from the remaining properties.

Room revenue increased approximately $10.9 million, or 13.4%, to approximately $92.2 million for the nine months ended September 30, 2018 compared to room revenue of approximately $81.4 million for the nine months ended September 30, 2017.  The increase in room revenue for the nine months ended September 30, 2018 resulted mainly from the acquisition of our property in

Arlington, Virginia, on March 1, 2018, which increased room revenues by approximately $11.1 million.  In addition, there was a net aggregate decrease in room revenues of approximately $0.2 million for the period from the remaining properties.

Food and beverage revenues increased approximately $2.9 million, or 11.8%, to approximately $27.8 million for the nine months ended September 30, 2018 compared to food and beverage revenues of approximately $24.9 million for the nine months ended September 30, 2017.   The increase in food and beverage revenues for the nine months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased food and beverage revenues by approximately $1.7 million.  There was also a net increase in food and beverage revenues for the nine months ended September 30, 2018 resulting from increases of approximately $1.1 million at our properties with newly renovated restaurants in Wilmington, North Carolina; Savannah, Georgia and Laurel, Maryland.  In addition, there was a net aggregate increase in food and beverage revenues of approximately $0.1 million for the period from the remaining properties.

Revenue from other operating departments increased approximately $4.8 million, or 48.6%, to approximately $14.6 million for the nine months ended September 30, 2018 compared to revenue from other operating departments of approximately $9.8 million for the nine months ended September 30, 2017.  The increase in revenue from other operating departments for the nine months ended September 30, 2018 resulted mainly from the continued ramp up of operations at the Hyde Resort & Residences, accounting for an increase of approximately $2.5 million for the period and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased other operating departments revenues by approximately $0.7 million.  In addition, there was a net aggregate increase in other operating departments revenues of approximately $1.6 million for the period from the remaining properties.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $97.3 million for the nine months ended September 30, 2018, an increase of approximately $12.1 million, or 14.3%, compared to total hotel operating expenses of approximately $85.1 million for the nine months ended September 30, 2017.  The increase in hotel operating expenses for the nine months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased hotel operating expenses by approximately $8.9 million.  Our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has also continued to ramp up and accounted for an increase in hotel operating expenses of approximately $1.7 million for the period.  In addition, there was a net aggregate increase in hotel operating expenses of approximately $1.5 million for the period from our remaining properties.

Rooms expense for the nine months ended September 30, 2018 increased approximately $2.5 million, or 12.3%, to approximately $22.8 million compared to rooms expense for the nine months ended September 30, 2017 of approximately $20.3 million. The net increase in rooms expense for the nine months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased room expenses by approximately $2.3 million.  In addition, there was a net aggregate increase in room expenses of approximately $0.2 million for the nine-month period, from the remaining properties.

Food and beverage expenses for the nine months ended September 30, 2018 increased approximately $2.8 million, or 15.8%, to approximately $20.7 million compared to food and beverage expenses of approximately $17.9 million for the nine months ended September 30, 2017. There was a net aggregate increase in food and beverage expenses for the nine months ended September 30, 2018 resulting from increases of approximately $1.1 million at our properties with newly renovated restaurants in Wilmington, North Carolina; Savannah, Georgia and Laurel, Maryland and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased food and beverage expenses by approximately $1.4 million and there was a net aggregate increase in food and beverage expenses of approximately $0.3 million for the nine-month period, from the remaining properties.

Expenses from other operating departments increased approximately $2.9 million, or 152.5%, to approximately $4.9 million for the nine months ended September 30, 2018 compared to expenses from other operating departments of approximately $1.9 million for the nine months ended September 30, 2017.  The increase in expense from other operating departments for the nine months ended September 30, 2018 resulted mainly from our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017 and has continued to ramp up and accounted for an increase of approximately $2.2 million for the period. In addition, there was a net aggregate increase in other operating departments expenses of approximately $0.7 million for the nine-month period, from the remaining properties.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2018 increased approximately $3.9 million, or 8.6%, to approximately $48.9 million compared to indirect expenses of approximately $45.0 million for the nine months ended September 30, 2017.  The increase in indirect expenses for the nine months ended September 30, 2018 resulted mainly from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased indirect costs by approximately $5.3 million. In addition, there was a net aggregate decrease in indirect expenses of approximately $1.4 million for the nine-month period, from the remaining properties.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2018 increased approximately $3.1 million, or 24.2%, to $15.8 million compared to depreciation and amortization of approximately $12.7 million for the nine months ended September 30, 2017.  The increase was mostly attributable to increases in the depreciation related to our properties being renovated in Wilmington, North Carolina and Tampa, Florida, that accounted for increases of approximately $1.3 million for the period and from the acquisition of our property in Arlington, Virginia, on March 1, 2018, which increased depreciation by approximately $1.5 million.

Corporate General and Administrative.  Corporate general and administrative expenses for the nine months ended September 30, 2018 decreased approximately $0.3 million, or 6.5% to approximately $4.6 million compared to corporate general and administrative expenses of approximately $4.9 million for the nine months ended September 30, 2017.  The decrease in corporate general and administrative expenses was mainly due to reduced professional fees and legal costs of approximately $0.2 million and the absence of aborted offering costs for 2018 as compared to aborted offering costs of approximately $0.5 million for 2017, which were offset by increased salaries by approximately $0.2 million, increased audit fees by approximately $0.1 million and increases in other costs by approximately $0.1 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2018 increased approximately $2.7 million, or 23.2%, to approximately $14.6 million compared to interest expense of approximately $11.8 million for the nine months ended September 30, 2017.  The increase in interest expense for the nine months ended September 30, 2018, was substantially related to the new mortgage on our property in Arlington, Virginia and deferred financing costs associated with that mortgage, that accounted for an increase of approximately $1.7 million, compared to the nine months ended September 30, 2017.  There was also a net aggregate increase of approximately $1.3 million of interest expenses with increases on mortgages for Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Tampa, Florida and Houston Texas, which was offset by decreases on mortgages for Laurel, Maryland; Hollywood, Florida; and Atlanta, Georgia.  In addition, there was a reduction in unsecured note interest for the nine months ended September 30, 2018 by approximately $0.2 million, compared to the nine months ended September 30, 2017.

Interest Income.  Interest income for the nine months ended September 30, 2018 increased $110,452, or 87.5%, to $236,693 compared to interest income of $126,241 for the nine months ended September 30, 2017.   The increase is due to higher interest rates on the interest-bearing cash and cash equivalents held during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Loss on Early Debt Extinguishment.  During the nine months ended September 30, 2018, we refinanced the mortgage loans we had on the DoubleTree by Hilton Raleigh Brownstone University, the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington with an approximate aggregate loss on early debt extinguishment of approximately $0.8 million.

During the nine months ended September 30, 2017 we refinanced a variable rate mortgage loan, we had with Bank of the Ozarks on the DoubleTree by Hilton Jacksonville Riverfront, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of approximately $0.2 million was written off during the period ending September 30, 2017.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the nine months ended September 30, 2018 decreased approximately $0.1 million to approximately $0.9 million compared to gain on involuntary conversion of assets of approximately $1.0 million for the nine months ended September 30, 2017.  During October 2017, we had electrical damage to The Whitehall property and we had a one-time involuntary conversion in the amount of approximately $0.9 million, which was realized in the first quarter of 2018.  During October 2016, Hurricane Matthew damaged real and personal property at our Crowne Plaza Hampton Marina and Hilton Savannah DeSoto properties and resulted in a one-time involuntary conversion in the amount of approximately $1.0 million during the first quarter of 2017.

Unrealized Gain (Loss) on Hedging Activities.  As of September 30, 2018, the fair market value of the interest rate caps is $207,859.  The unrealized gain on hedging activities during the nine months ended September 30, 2018, was $141,970 and during the nine months ended September 30, 2017, the unrealized loss on hedging activities was $30,748.

Gain on Sale of Assets.  Gain on sale of assets for the nine months ended September 30, 2018 decreased approximately $0.1 million to $0 compared to a gain on sale of assets of approximately $0.1 million for the nine months ended September 30, 2017.  During the nine months ended September 30, 2017, we sold the Hampton, Virginia property realizing a gain on sale of assets of approximately $0.1 million.

Income Taxes.  We had an income tax provision of approximately $0.9 million for the nine months ended September 30, 2018 compared to an income tax benefit of approximately $0.6 million for the nine months ended September 30, 2017.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating income and loss during the nine months ended September 30, 2018 and 2017, respectively.

Net Income.  We realized net income for the nine months ended September 30, 2018, of approximately $2.2 million compared to net income of approximately $3.1 million for the nine months ended September 30, 2017, because of the operating results discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net (loss) income available to common stockholders	$(3,065,883)	$(1,550,555)	$(1,951,816)	$597,385
Add: Net (loss) income attributable to noncontrolling interest	(385,616)	(190,445)	(245,298)	73,366
Depreciation and amortization	4,547,043	4,427,738	15,783,174	12,708,548
Gain on involuntary conversion of assets	—	—	(898,565)	(1,041,815)
Loss (gain) on disposal and/or sale of assets	(7,555)	23,000	(3,816)	(26,238)
FFO available to common stockholders and unitholders	$1,087,989	$2,709,738	$12,683,679	$12,311,246
(Increase) decrease in deferred income taxes	(771,190)	(1,037,767)	750,739	(779,771)
Loss on early extinguishment of debt	753,133	—	753,133	228,087
Loss on aborted offering costs	—	—	—	541,129
Unrealized (gain) loss on hedging activities	(123,443)	3,542	(141,970)	30,748
Adjusted FFO available to common stockholders and unitholders	$946,489	$1,675,513	$14,045,581	$12,331,439

Weighted average number of shares outstanding, basic	13,513,996	13,822,543	13,491,807	13,873,153

Weighted average number of non-controlling units	1,778,140	1,778,140	1,778,140	1,778,140

Weighted average number of shares and units outstanding, basic	15,292,136	15,600,683	15,269,947	15,651,293

FFO per share and unit	$0.07	$0.17	$0.83	$0.79

Adjusted FFO per share and unit	$0.06	$0.11	$0.92	$0.79

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net (loss) income available to common stockholders	$(3,065,883)	$(1,550,555)	$(1,951,816)	$597,385
Add: Net (loss) income attributable to noncontrolling interest	(385,616)	(190,445)	(245,298)	73,366
Interest expense	5,306,641	4,139,267	14,571,142	11,827,061
Interest income	(88,484)	(53,314)	(236,693)	(126,241)
Income tax (benefit) provision	(746,924)	(950,310)	882,045	(581,890)
Depreciation and amortization	4,547,043	4,427,738	15,783,174	12,708,548
EBITDA	5,566,777	5,822,381	28,802,554	24,498,229
Distributions to preferred stockholders	1,469,719	805,000	4,359,407	2,415,000
EBITDA available to common stockholders and unitholders	7,036,496	6,627,381	33,161,961	26,913,229
Loss on early extinguishment of debt	753,133	—	753,133	228,087
Loss (gain) on disposal and/or sale of assets	(7,555)	23,000	(3,816)	(26,238)
Gain on involuntary conversion of assets	—	—	(898,565)	(1,041,815)
Subtotal	7,782,074	6,650,381	33,012,713	26,073,263
Corporate general and administrative	1,516,408	1,335,192	4,566,258	4,882,541
Unrealized (gain) loss on hedging activities	(123,443)	3,542	(141,970)	30,748
Hotel EBITDA	$9,175,039	$7,989,115	$37,437,001	$30,986,552

Sources and Uses of Cash

Operating Activities.  Our principal source of cash to meet our operating requirements, including distributions to unitholders of the Operating Partnership and stockholders of our preferred and common stock, as well as debt service (excluding debt maturities), is through the operations of our hotels.  Cash flow provided by operating activities for the nine months ended September 30, 2018 was approximately $22.0 million.  We had a net increase in cash provided by operating activities for the nine months ended September 30, 2018 of approximately $6.6 million, compared to the nine months ended September 30, 2017.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the nine months ended September 30, 2018, we used approximately $79.7 million to acquire our interest in the Hyatt Centric Arlington, $18.5 million on capital expenditures, of which, approximately $4.7 million related to the routine replacement of furniture, fixtures and equipment and $7.8 million related to renovation of our hotels in Wilmington, North Carolina and Tampa, Florida.  The Operating Partnership received a payment on its loan to the Company in the amount of approximately $0.1 million. We also received approximately $0.9 million for proceeds from insurance conversions.

Financing Activities. During the nine months ended September 30, 2018, we received approximately $0.6 million for the sale of common stock and approximately $1.2 million for the sale of preferred stock after expenses, approximately $70.4 million in net mortgage proceeds, unsecured debt proceeds of $25.0 million before expenses, paid dividend and distribution payments of approximately $9.6 million for the Company and approximately $9.7 million for the Operating Partnership and made payments for deferred financing costs of approximately $3.7 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  In addition, during fiscal years 2018 and 2019 we expect total renovation capital expenditures of approximately $13.9 million related to our properties in Wilmington, North Carolina and Tampa, Florida.  Below is a description of capital expenditures by property:

•

At the Company’s hotel in Wilmington, North Carolina, we completed a $10.0 million renovation of the guestrooms and public space at our hotel in March 2018 and rebranded the hotel from the Hilton Wilmington Riverside to the Hotel Ballast Wilmington, Tapestry Collection by Hilton, on April 2, 2018.

•

At the Company’s hotel in Tampa, Florida, renovations of the guestrooms and public spaces totaling an estimated $11.0 million has begun, in anticipation of a planned March 2019 conversion to Hotel Alba, which we expect to become a member of the Tapestry Collection by Hilton.  As of September 30, 2018, the Company had incurred costs totaling approximately $5.4 million toward this renovation.

Given our plan to complete the renovation activities at our property in Tampa, Florida prior to a franchise re-licensing in June 2019, we aim to restrict all other capital expenditures at these hotels during the renovation period to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensor that are necessary to maintain our brand affiliation.  We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 4.00% of gross revenues in 2018.

We expect a substantial portion of our capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors.  Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels.  We currently deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach, the Georgian Terrace and Hyatt Centric Arlington as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of September 30, 2018, we had total cash of approximately $42.0 million, of which approximately $37.0 million was in cash and cash equivalents and approximately $5.0 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

Other than monthly mortgage loan principal payments, we do not have any upcoming debt obligations maturing in 2018.  On July 27, 2018, we refinanced the approximate $14.4 million mortgage on our DoubleTree by Hilton Raleigh Brownstone University with a new $18.3 million mortgage maturing in 2022.  On July 31, 2018, we amended the approximate $30.0 million mortgage on our DoubleTree by Hilton Philadelphia Airport with the existing lender to increase the principal balance to $42.2 million and extend the maturity to 2023.  On August 2, 2018, we repaid in full Note B to the Hyatt Centric Arlington mortgage.  Other than monthly mortgage loan principal payments, our only mortgage debt obligation maturing in 2019 is the $18.3 million mortgage on the Crowne Plaza Tampa Westshore, which may be excluded for two additional 1-year periods subject to certain terms and conditions.

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

As of September 30, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants of our 7.25% Notes as they were applicable at September 30, 2018.

September 30,
2018
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net Income(1)	$(893,969)
Interest expense(1)	18,471,709
Loss on early debt extinguishment	1,703,394
Unrealized (gain)loss on hedging activities	(144,334)
Gain on involuntary conversion	(2,099,626)
Loss (gain) on sale of assets	1,574
Income tax benefit(1)	3,201,739
Loss on disposal of assts	1,434,507
Depreciation and amortization(1)	20,074,245
Corporate general and administrative expenses(1)	6,019,643
Consolidated income available for debt service(1)	47,768,882
Less: income of non-stabilized assets(1)	(20,092,724)
Stabilized Consolidated Income Available for Debt Service(1)	$27,676,158
Interest expense(1) (2)	$19,421,969
Amortization of issuance costs(1)	(1,054,812)
Consolidated interest expense(1)	18,367,157
Less: interest expense of non-stabilized assets(1)	(7,368,401)
Stabilized Consolidated Interest Expense(1)	$10,998,756
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.52
Threshold Ratio Minimum	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$369,500,475
Unsecured notes	25,000,000
Total debt	$394,500,475
Stabilized Consolidated Income Available for Debt Service(1)	$27,676,158
Capitalization rate	7.5%
369,015,446
Non-stabilized assets	278,700,000
Total cash	42,040,731
Adjusted Total Asset Value	$689,756,177
Ratio of Debt to Adjusted Total Asset Value	0.57
Threshold Ratio Maximum	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indenture, The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree Resort Hollywood Beach and the Hyatt Centric Arlington hotels, for the period ended September 30, 2018, are considered non-stabilized assets for purposes of the financial covenants.

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

Critical Accounting Policies

The critical accounting policies are described below.  We consider these policies critical because they involve difficult management judgments and assumptions, are subject to material change from external factors or are pervasive and are significant to fully understand and evaluate our reported financial results.

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

There were no charges for impairment of hotel properties recorded for the nine months ended September 30, 2018.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2018 and December 31, 2017, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At each of September 30, 2018 and December 31, 2017, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

As of September 30, 2018, we had approximately $343.0 million of fixed-rate debt and approximately $51.5 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.96%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Raleigh Brownstone-University and The Whitehall remains at approximately $51.5 million, the balance at September 30, 2018, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

As of December 31, 2017, we had approximately $238.3 million of fixed-rate debt and approximately $60.7 million of variable rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.61%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  However, to the extent that 1-month LIBOR did not exceed the 1-month LIBOR floor on the mortgage on the DoubleTree by Hilton Philadelphia Airport of 0.50%, a portion of our variable-rate debt would not be exposed to changes in interest rates.   Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Philadelphia Airport and the mortgage on The Whitehall remains at approximately $60.7 million, the balance at December 31, 2017, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.6 million.

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017 and our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018.

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

3.2E

Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.2E to our current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018).

3.7

Articles Supplementary dated August 30, 2018 (incorporated by reference to the document previously filed as Exhibit 3.7 to our current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018).

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

SOTHERLY HOTELS INC.

Date: November 9, 2018	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 9, 2018	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer