Form 10-K
period 2018-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2019-03-15
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Sotherly Hotels Inc.     Yes ☒     No ☐         Sotherly Hotels LP     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Sotherly Hotels Inc.    Yes   ☐     No   ☒          Sotherly Hotels LP     Yes   ☐     No   ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2018, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $84,739,106 based on the closing price quoted on the NASDAQ ® Stock Market.

As of March 14, 2019, there were 14,222,378 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2018 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – selected portions;
•	Item 6 – Selected Financial Data;
•	Item 9A – Controls and Procedures;
•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 14 – Income (Loss) Per Share and Unit; and
•	Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. The Company owns approximately 88.9% of the partnership units in the Operating Partnership. Limited partners (including certain of the Company’s officers and directors) own the remaining Operating Partnership units.

As of December 31, 2018, our portfolio consisted of twelve full-service, primarily upscale and upper-upscale hotels located in eight states with an aggregate total of 3,156 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel, with approximately 157,000 square feet of total meeting space.  All of our hotels are wholly-owned by subsidiaries of the Operating Partnership, and all are managed on a day to day basis by either MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), or Highgate Hotels, L.P. (“Highgate Hotels”).

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

Our corporate office is located at 410 West Francis Street, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Our Properties

As of December 31, 2018, our hotels were located in Florida, Georgia, Indiana, Maryland, Virginia, North Carolina, Pennsylvania and Texas.  Nine of these hotels operate under franchise agreements with major hotel brands, and three are independent hotels.  We also own the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.  Developments at our properties for the five years ended December 31, 2018 included the following:

•

In 2014, we acquired the Georgian Terrace located in Atlanta, Georgia at an aggregate cost of approximately $61.1 million, including certain closing costs.  We also, after extensive renovations, re-branded and renamed the Hilton Philadelphia Airport to the DoubleTree by Hilton Philadelphia Airport.

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

•	In 2016, after extensive renovations, we re-branded and renamed the Crowne Plaza Houston Downtown in Houston, Texas to The Whitehall.
•

In 2017, we acquired the Hyde Resort & Residences hotel commercial condominium unit at an aggregate cost of approximately $4.8 million, including inventory, other assets and certain closing costs and initiated a rental program for residential condominium unit owners.  We sold the Crowne Plaza Hampton Marina property for approximately $5.6 million.  We also re-branded and renamed the Hilton Savannah DeSoto to The DeSoto, after extensive renovations, and re-branded and renamed the Crowne Plaza Hollywood Beach to the DoubleTree Resort by Hilton Hollywood Beach.  We entered into contracts to purchase a commercial unit in the Hyde Beach House Resort & Residences condominium hotel under development in Hollywood Beach, Florida, and to acquire the Hyatt Centric Arlington hotel in Arlington, Virginia.

•	In 2018, we acquired the Hyatt Centric Arlington hotel in Arlington, Virginia at an aggregate cost of approximately $79.7 million, including certain closing costs.

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

•

Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper-upscale categories and include such brands as Hilton, Doubletree by Hilton, Sheraton, Hyatt and Crowne Plaza, as well as independent hotels affiliated with Preferred Hotels & Resorts.  We may also acquire commercial unit(s) within upscale to upper-upscale condominium hotel projects, allowing us to establish and operate unit rental programs. We do not own economy hotels. We believe that full-service hotels, in the upscale to upper-upscale categories, will outperform the broader U.S. hotel industry, and thus offer the highest returns on invested capital.

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

We generally have a bias toward acquiring underperforming hotels, which we typically define as those that are poorly managed, suffer from significant deferred maintenance and capital investment and that are not properly positioned in their respective markets. In pursuing these opportunities, we hope to improve revenue and cash flow and increase the long-term value of the underperforming hotels we acquire. Our ultimate goal is to achieve a total investment that is substantially less than replacement cost of a hotel or the acquisition cost of a market performing hotel. In analyzing a potential investment in an underperforming hotel property, we typically characterize the investment opportunity as one of the following:

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

Over our long history in the lodging industry we have refined many portfolio and asset management techniques that we believe provide for exceptional cash returns at our hotels. We undertake extensive budgeting due diligence wherein we examine market trends, one-time or exceptional revenue opportunities, and/or changes in the regulatory climate that may impact costs. We review daily revenue results and revenue management strategies at the hotels, and we focus on our managers’ ability to produce high quality revenues that translate to higher profit margins. We look for ancillary forms of revenues, such as leasing roof-top space for cellular towers and other communication devices and also look to lease space to third parties in our hotels, which may include, but are not limited to, gift shops or restaurants. We have and will continue to engage parking management companies to maximize parking revenue. Our efforts further include periodic review of property insurance costs and coverage, and the cost of real and personal property taxes. We generally appeal tax increases in an effort to secure lower tax payments and routinely pursue strategies that allow for lower overall insurance costs, such as purchasing re-insurance.

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

Our portfolio management strategy includes efforts to optimize labor costs. Our third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we monitor our hotel managers and make recommendations regarding the operation of our hotels.  The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having approximately 22 employees electing to participate under a collective bargaining arrangement. Further, the labor force at our hotels that are managed by Chesapeake Hospitality is eligible to receive health and other insurance coverage through Chesapeake Hospitality, which self-insures. Self-insuring has, in our opinion and experience, provided significant savings over traditional insurance company sponsored plans.

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

Currently, the base management fee for each of our hotels and for the Hyde Resort & Residences is 2.5% of the gross revenues of each respective hotel and is due monthly. The historical base management fees (as a percentage of gross revenues) for each of our wholly-owned hotels and the Hyde Resort & Residences are shown below:

	Commencement	Expiration				Year 4-5
	Date	Date	Year 1	Year 2	Year 3	Renewals
Crowne Plaza Tampa Westshore	January 1, 2015	January 1, 2020	2.65%	2.65%	2.65%	2.50%
The DeSoto	January 1, 2015	January 1, 2020	2.65%	2.65%	2.65%	2.50%
DoubleTree by Hilton Jacksonville Riverfront	January 1, 2015	January 1, 2020	2.65%	2.65%	2.65%	2.50%
DoubleTree by Hilton Laurel	January 1, 2015	January 1, 2020	2.65%	2.65%	2.65%	2.50%
DoubleTree by Hilton Philadelphia Airport	January 1, 2015	January 1, 2020	2.65%	2.65%	2.65%	2.50%
DoubleTree by Hilton Raleigh Brownstone – University	January 1, 2015	January 1, 2020	2.65%	2.65%	2.65%	2.50%
DoubleTree Resort by Hilton Hollywood Beach	July 31, 2015	July 31, 2020	2.00%	2.25%	2.50%	2.50%
Georgian Terrace	January 1, 2015	January 1, 2020	2.00%	2.25%	2.50%	2.50%
Hotel Ballast Wilmington, Tapestry Collection by Hilton	January 1, 2015	January 1, 2020	2.65%	2.65%	2.65%	2.50%
Hyatt Centric Arlington (1)	March 1, 2018	March 1, 2021	2.50%	2.50%	2.50%	2.50%
Sheraton Louisville Riverside	January 1, 2015	January 1, 2020	2.65%	2.65%	2.65%	2.50%
The Whitehall	January 1, 2015	January 1, 2020	2.00%	2.25%	2.50%	2.50%
Hyde Resort & Residences	January 30, 2017	January 30, 2022	2.00%	2.25%	2.50%	2.50%
(1)

On March 1, 2018, we acquired the Hyatt Centric Arlington hotel and entered into a three-year management agreement with the incumbent manager, Highgate Hotels that provides for a base management fee equal to 2.5% of gross revenue.

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

Franchise Agreements

As of December 31, 2018, all but three of our wholly-owned hotels operate under franchise licenses from national hotel companies. On March 27, 2014, we purchased an independent full-service hotel in Atlanta, Georgia, which does not operate under a franchise license.  On April 12, 2016, we allowed the Crowne Plaza Houston Downtown’s franchise agreement to expire and rebranded it as The Whitehall, an independent full-service hotel.  On July 31, 2017, we allowed the Hilton Savannah DeSoto’s franchise agreement to expire and rebranded it as The DeSoto.  As our franchise agreements expire, we will continue to evaluate each hotel on a case-by-case basis and decide whether to renew or terminate the agreement.  We also periodically review our independent hotels to determine whether they would be better served by operating under a franchise license.

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

As the franchisee, our TRS Lessees are required to pay franchise/royalty fees, as well as certain other fees for marketing and reservations services in amounts that range from approximately 3.0% to 4.0% of gross revenues.  The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties as of December 31, 2018:

	Franchise/Royalty	Expiration
	Fee (1)	Date
Crowne Plaza Tampa Westshore	5.0%	March 2019
DoubleTree by Hilton Jacksonville Riverfront	5.0%	September 2025
DoubleTree by Hilton Laurel	5.0%	October 2030
DoubleTree by Hilton Philadelphia – Airport	5.0%	October 2024
DoubleTree by Hilton Raleigh Brownstone – University	5.0%	November 2021
DoubleTree Resort by Hilton Hollywood Beach	5.0%	October 2027
Hotel Ballast Wilmington, Tapestry Collection by Hilton (2)	3.0%	April 2028
Hyatt Centric Arlington	5.0%	March 2038
Sheraton Louisville Riverside	5.0%	April 2023

(1)Percentage of room revenues payable to the franchisor.

(2)The Franchise/Royalty Fee is 3.0% for operating year 1, 4.0% for operating year 2, and 5.0% thereafter.

Lease Agreements

TRS Leases

In order for the Company to maintain qualification as a REIT, neither the Company nor the Operating Partnership or its subsidiaries can operate our hotels directly. Our wholly-owned hotels are leased to our TRS Lessees, which have engaged a third-party management company to manage the hotels. Each lease has a non-cancelable term of four to thirty years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

During the term of each lease, our TRS Lessees are obligated to pay a fixed annual base rent plus a percentage rent and certain other additional charges. Base rent accrues and is paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, in excess of certain threshold amounts and is paid monthly or quarterly, according to the terms of the agreement.

Other Leases

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

We lease the land underlying the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended by us for five additional renewal periods of 10 years each. Rent expense for the twelve months ended December 31, 2018 was $524,490.  The ground lease requires us to obtain the consent of the third-party lessor in order to sell the Hyatt Centric Arlington hotel or to assign our leasehold interest in the ground lease.

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

The Company has one taxable REIT subsidiary, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2018, of approximately $17.1 million and deferred timing differences of approximately $2.8 million attributable to accrued, but not deductible, vacation and sick pay amounts and other depreciation and amortizable timing differences. The Company has not incurred federal income taxes since its formation. The cumulative taxable loss and combined timing differences result in a net deferred tax asset of approximately $5.1 million for these cumulative deferred tax loss carryforwards.

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

Employees

As of December 31, 2018, we employed thirteen full-time persons, all of whom work at our corporate office in Williamsburg, Virginia. All persons employed in the day-to-day operations of each of our hotels are employees of our third-party hotel managers engaged by our TRS Lessees to operate such hotels.

Other Commitments

On June 1, 2017, we entered into an agreement to purchase the commercial unit of the planned Hyde Beach House Resort & Residences, a condominium hotel under development in Hollywood, Florida, for a price of $5.1 million from 4000 South Ocean Property Owner, LLLP.  In connection with the agreement, we also entered into a pre-opening services agreement whereby the seller has agreed to pay the Company approximately $0.8 million in connection with certain pre-opening activities to be undertaken prior to the closing.  The Company has agreed to purchase inventories at closing consistent with the management and operation of the planned hotel and the related condominium association for an additional amount and has further agreed to enter into a lease agreement for the parking garage and poolside cabanas associated with the planned hotel; and to enter into a management agreement relating to the operation and management of the planned hotel’s condominium association.  The Company anticipates that the closing of the transaction and the execution of related agreements will take place by the end of 2019, once construction of the planned hotel has been substantially completed.  The closing of the transaction is subject to various closing conditions as described in the purchase agreement.

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

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We had net loss attributable to the common stockholders of approximately $(5.7) million for the 2018 fiscal year. An economic downturn may increase our losses or reduce our income in the future. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

We own a limited number of hotels and significant adverse changes at one hotel could have a material adverse effect on our financial performance and may limit our ability to make distributions to stockholders.

As of December 31, 2018, our portfolio consisted of twelve wholly-owned hotels with a total of 3,156 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

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

In our portfolio, the majority of the hotels that we owned as of December 31, 2018 utilize brands owned by Hilton. As a result, our success is dependent in part on the continued success of Hilton and their respective brands. If market recognition or the positive perception of Hilton is reduced or compromised, the goodwill associated with the Hilton branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.  As of March 1, 2019, we owned one property each under the IHG, Marriott, and Hyatt brands.  Our success is also dependent in part on the continued success, market recognition, and positive perception of these brands.

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

We face possible risks associated with natural disasters and the physical effects of climate change.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our hotels, operations and business. Over time, our coastal markets are expected to experience increases in storm intensity and rising sea-levels causing damage to our properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards.  Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2018 and 2017, we spent approximately $22.1 million and approximately $23.2 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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
•

claims of customers, vendors or other persons dealing with the Company’s predecessors prior to our acquisition transactions that had not been asserted or were unknown prior to the Company’s acquisition transactions; and

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

The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;
•	changes in interest rates and in the cost and terms of debt financing;
•	absence of liquidity in credit markets which limits the availability and amount of debt financing;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	the ongoing need for capital improvements, particularly in older structures;
•	changes in operating expenses; and
•	civil unrest, acts of war or terrorism and the consequences of terrorist acts, acts of God, including earthquakes, hurricanes, floods and other natural disasters, which may result in uninsured losses.

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

Aggregate Share and Common Share Ownership Limits

The Company’s charter provides that no person may directly or indirectly own more than 9.9% of the value of the Company’s outstanding shares of capital stock or more than 9.9% of the number of the Company’s outstanding shares of common stock. These ownership limitations may prevent an acquisition of control of the Company by a third party without the Company’s board of directors’ approval, even if the Company’s stockholders believe the change of control is in their best interest. The Company’s board of directors has discretion to waive that ownership limit if, including other considerations, the board receives evidence that ownership in excess of the limit will not jeopardize the Company’s REIT status.

Authority to Issue Stock

The Company’s amended and restated charter authorizes our board of directors to issue up to 49,000,000 shares of common stock and up to 11,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of the Company, including transactions at a premium over the market price of the Company’s stock, even if stockholders believe that a change of control is in their best interest. The Company will be able to issue additional shares of common or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company’s securities may be listed or traded.

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

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares.  As of December 31, 2018, 1,610,000 shares of our Series B Preferred Stock were issued and outstanding, and 1,352,141 shares of our Series C Preferred Stock were issued and outstanding.  The aggregate liquidation preference with respect to the outstanding shares of Series B Preferred Stock is approximately $40.3 million, and annual dividends on our outstanding shares of Series B Preferred Stock are approximately $3.2 million.  The aggregate liquidation preference with respect to the outstanding shares of Series C Preferred Stock is approximately $33.8 million, and annual dividends on our outstanding shares of Series C Preferred Stock are approximately $2.7 million.  Holders of both our Series B and Series C Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions.  This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.  In addition, holders of the Series B Preferred Stock and Series C Preferred Stock voting together as a separate class have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive).  Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future preferred offerings.  Thus, our stockholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.

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

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2018, the principal balance of our secured debt was approximately $367.6 million, not accounting for reductions of unamortized premiums or deferred financing costs as shown on our balance sheet.  Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

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

We have one mortgage debt obligation maturing in 2019, and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. The ability to refinance or replace mortgage debt is subject to market conditions, and could become limited in the future. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In June of 2019, the mortgage on our Crowne Plaza Tampa Westshore matures. We also have additional significant obligations maturing in subsequent years. The total aggregate amount of our debt obligation scheduled to mature in 2019, inclusive of monthly principal amortization of all our indebtedness, is approximately $24.3 million, which represents approximately 6.19% of our total debt obligation outstanding as of December 31, 2018.

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

Higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgages on the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Philadelphia Airport, the Crowne Plaza Tampa Westshore and The Whitehall. Each of these mortgages bears interest at rates tied to the 1-month London Interbank Offered Rate (“LIBOR”) and provide for minimum rates of interest. To the extent that increases in the LIBOR rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

Should we obtain new debt financing or refinance existing indebtedness, we may increase the amount of floating rate debt that currently exists. In addition, adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Changes in the method of determining LIBOR rates and potential phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are underway. Any alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.

Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on those obligations if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

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

Conflicts of interest relating to Chesapeake Hospitality may lead to management decisions that are not in the stockholders’ best interest. Andrew M. Sims, our chairman and chief executive officer, along with two of his immediate family members, together own a substantial interest in Chesapeake Hospitality which manages all but one of our hotels.

Our management agreements with Chesapeake Hospitality establish the terms of Chesapeake Hospitality’s management of our hotels covered by those agreements. The Master Agreement provides that in the event the agreement is terminated in connection with the sale of a hotel, and Chesapeake Hospitality accepts an offer to manage another hotel which is reasonably comparable to the hotel that was sold, we will not be liable for any termination fee. If we do not offer Chesapeake Hospitality such opportunity or Chesapeake Hospitality declines such opportunity, then a termination fee equivalent to the lesser of the management fees paid for the prior twelve-month period or the management fees for the period prior to the sale that is equal to the number of months remaining under the term of the agreement will be due. If we terminate the agreement at the end of any renewable five-year term, Chesapeake Hospitality is due a termination fee equivalent to one month’s management fees, as determined under the agreement.

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

Holders of units in our Operating Partnership, including trusts controlled in whole or part by members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including a trust controlled by Andrew M. Sims, a trust controlled by Andrew M. Sims and his immediate family members, and a charitable trust controlled by Edward S. Stein, may have different objectives than holders of the Company’s stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. As of December 31, 2018, these trusts owned approximately 1.0% of the outstanding units in our Operating Partnership. Although the individuals controlling the trusts do not have any beneficial interest in the trusts, they may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to the Company’s stockholders, or may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Our agreements with Chesapeake Hospitality and its affiliates, including the contribution agreements and the partnership agreement of our Operating Partnership, were not negotiated on an arms’ length basis and may be less favorable to us than we could have obtained from third parties.

In connection with the Company’s initial public offering, we entered into various agreements with Chesapeake Hospitality and its affiliates, including contribution agreements and the partnership agreement of our Operating Partnership. In addition, we entered into the Master Agreement executed in December 2014 and new individual hotel agreements with Chesapeake Hospitality. The terms of all of these agreements were determined by our management team, who had conflicts of interest as described above and ownership interests in Chesapeake Hospitality and its affiliates. The terms of all of these agreements may be less favorable to us than we could have obtained from third parties.

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

To maintain qualification as a REIT, the Company must ensure that at the end of each calendar quarter at least 75.0% of the value of its assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of the Company’s assets (other than securities of one or more taxable REIT subsidiaries) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of the Company’s assets (other than government securities, qualified real estate assets and securities of one or more taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 20.0% of the value of the Company’s total assets can be represented by securities of one or more taxable REIT subsidiaries.

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

At December 31, 2018, our financial statements reflected deferred tax assets totaling approximately $5.1 million, of which approximately $4.4 million relates to significant federal and state net operating losses (“NOLs”) generated by our TRS Lessee over the past three years.  We are generally able to carry NOLs forward to reduce taxable income in future years.  Our ability to use our NOLs to reduce future tax payments is dependent upon our ability to sustain profitability during the time period over which these NOLs may be used under applicable tax law.  Moreover, changes to NOL rules made for taxable years beginning after December 31, 2017 under recently enacted tax legislation (discussed further below under the caption “Risk Factors—U.S. tax reform and related regulatory action could adversely affect you”), will also limit the use of existing NOLs to 80% of a corporation’s taxable income for a taxable year.  This, along with the reduced corporate income tax rate, may decrease the value of the TRS Lessee’s NOLs.  NOLs generated in 2018 and beyond cannot be carried back and may only be used in subsequent taxable years. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating a number of factors, including a demonstrated track record of past profitability, reasonable forecasts of future taxable income, and anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.  At December 31, 2018, we determined based on all available positive and negative evidence that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  We made this determination considering reasonable tax strategies available to us capable of ensuring the realization of our deferred tax assets, anticipated changes in the lease rental payments and one-time losses that generated some of our net operating losses.  However, there is no assurance that the TRS Lessee will be able to achieve profitability. The TRS Lessee’s ability to generate sustained profitability in the amounts necessary to realize our deferred tax assets against future taxable income depends upon general economic and market conditions, interest rates, and the TRS Lessee’s ability to meet our strategic plans.  If the TRS Lessee is unable to generate adequate sustained profitability, we may be required to record a valuation allowance against some or all of our deferred tax assets, which would negatively impact our financial results.

Taxation of dividend income could make the Company’s stock less attractive to investors and reduce the market price of its stock.

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect the Company or could adversely affect its stockholders. Currently, “qualified dividends,” which include dividends from domestic C corporations that are paid to non-corporate stockholders, are subject to a reduced maximum U.S. federal income tax rate of 20.0%, plus a 3.8% Medicare tax discussed below. Because REITs generally do not pay corporate-level taxes as a result of the dividends-paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for a reduced tax rate. Moreover, while certain of our dividends distributed to non-corporate taxpayers in taxable years prior to January 1, 2026 qualify for a potential 20.0% deduction from the tax otherwise imposed on such income, there is no assurance that we will always distribute ordinary income dividends, or that Congress will not repeal such legislation. Non-corporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

Investors may be subject to a 3.8% Medicare tax in connection with an investment in the Company’s stock.

The U.S. tax laws impose a 3.8% “Medicare tax” on the “net investment income” (i.e., interest, dividends, capital gains, annuities, and rents that are not derived in the ordinary course of a trade or business) of individuals with income exceeding $200,000 ($250,000 if married filing jointly or $125,000 if married filing separately), and of estates and trusts. Dividends on the Company’s stock as well as gains from the disposition of the Company’s stock may be subject to the Medicare tax. Prospective investors should consult with their independent advisors as to the applicability of the Medicare tax to an investment in the Company’s stock in light of such investors’ particular circumstances.

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

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors in Company stock.  The Tax Cuts and Jobs Act (“TCJA”) made significant changes to the U.S. federal tax system.  Specifically, and as relevant to the Company and its subsidiaries, the TCJA reduced the maximum corporate tax rate from 35% to 21%, allows for full expensing of certain property, revised the net operating loss provisions, set limitations on certain types of interest deductions, and expanded limitations on deductions for executive compensation.  The TCJA did not modify the existing REIT rules, and we still are not required to pay federal taxes provided we comply with the existing requirements to qualify as a REIT.

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

•

Reduced rate for pass-through entities.  For taxable years prior to January 1, 2026, the TCJA provides non-corporate taxpayers with a potential 20% deduction against taxable income with respect to certain income earned through pass-through entities.  REIT ordinary dividends, such as dividends the Company distributes to investors of its stock, automatically qualify for the deduction. In addition, the IRS has issued proposed regulations that provide ordinary dividends earned by a non-corporate taxpayer indirectly through a regulated investment company (within the meaning of Code section 851) will qualify for the potential 20.0% deduction against taxable income. Moreover, there is no assurance that Congress will not repeal the current favorable deduction applicable to ordinary dividends that we distribute.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2018, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR):

	Number of		Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms		2018	2018	2018	2017	2017	2017	2016	2016	2016
Crowne Plaza Tampa Westshore Tampa, Florida	222		71.9%	$124.72	$89.73	79.1%	$119.85	$94.81	74.6%	$116.15	$86.69
The DeSoto, Savannah, Georgia	246		61.6%	$177.19	$109.21	66.6%	$159.50	$106.15	71.5%	$155.87	$111.48
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293		81.6%	$139.84	$114.06	79.9%	$132.19	$105.56	77.4%	$126.67	$98.06
DoubleTree by Hilton Laurel, Laurel, Maryland	208		66.8%	$107.98	$72.09	64.9%	$107.77	$69.91	60.5%	$104.35	$63.16
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331		78.2%	$139.25	$108.88	75.5%	$135.54	$102.32	77.0%	$144.92	$111.66
DoubleTree by Hilton Raleigh Brownstone – University, Raleigh, North Carolina	190		74.8%	$134.26	$100.36	74.2%	$133.24	$98.91	70.0%	$134.74	$94.33
DoubleTree Resort by Hilton Hollywood Beach, Hollywood, Florida	311		69.2%	$175.18	$121.19	72.1%	$170.76	$123.12	79.6%	$170.57	$135.74
Georgian Terrace, Atlanta, Georgia	326		67.9%	$186.28	$126.56	70.6%	$175.06	$123.66	70.8%	$160.89	$113.88
Hotel Ballast Wilmington, Tapestry Collection by Hilton, Wilmington, North Carolina	272		63.9%	$153.04	$97.75	68.3%	$148.69	$101.62	70.5%	$147.14	$103.72
Hyatt Centric Arlington, Arlington, Virginia (1)	318		83.8%	$181.38	$152.04	84.0%	$176.31	$148.13	79.5%	$170.19	$135.24
Sheraton Louisville Riverside, Jeffersonville, Indiana	180		60.6%	$122.62	$74.25	63.8%	$133.86	$85.45	63.1%	$137.34	$86.60
The Whitehall, Houston, Texas	259		57.5%	$146.01	$83.95	58.1%	$147.66	$85.78	54.4%	$140.70	$76.56
Wholly-Owned Properties Total	3,156
Condominium Hotel
Hyde Resort & Residences	215	(2)	49.8%	$299.30	$149.15	37.9%	$282.20	$106.84	n/a	n/a	n/a
Total Hotel & Participating Condominium Hotel Rooms	3,371

(1)

Includes operating results under previous ownership.  Results for periods prior to the Company’s ownership were provided by prior owners of the hotel and have not been audited or confirmed by the Company.

(2)

We own the hotel commercial unit and operate a rental program.  Reflects only those condominium units that were participating in the rental program as of December 31, 2018.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owners and unavailable for rent to hotel guests.  We sometimes refer to each participating condominium unit as a “room”.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock trades on the NASDAQ ® Global Market under the symbol “SOHO”.  The closing price of the Company’s common stock on the NASDAQ ® Global Market on March 1, 2019 was $6.58 per share.

Stockholder Information

As of March 1, 2019, there were approximately 87 holders of record of the Company’s common stock.

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Issuer Purchases of Equity Securities

On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has used and expects to continue to use available working capital to fund purchases under the stock repurchase program.  The repurchase program is authorized until December 31, 2019, unless extended by the board of directors.  The repurchase program may be suspended or discontinued at any time, and the Company is not obligated to acquire any particular amount or number of shares.  As of December 31, 2017, the Company had repurchased 882,820 shares of common stock at an average price of $6.68 per share totaling approximately $5.9 million.  Through December 31, 2018 the Company repurchased the following amounts of common stock and the repurchased shares have been returned to the status of authorized but unissued shares of common stock:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
December 1- December 31, 2016	481,100	$6.53	481,100	$6,835,464
January 1- December 31, 2017	401,720	$6.80	882,820	$4,104,423
January 1- December 31, 2018	0	n/a	0	n/a

Affiliated Purchaser Purchases of Equity Securities

The Company adopted an Employee Stock Ownership Plan (“ESOP”) in December 2016, effective as of January 1, 2016.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is funded by a loan from the Company, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock.  Through December 31, 2018 the ESOP purchased the following amounts of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
January 1 – January 31, 2017	352,300	$6.99	352,300	$	n/a
February 1 – February 28, 2017	330,200	7.25	330,200		n/a
March 1 – December 31, 2017	0	n/a	0		n/a
January 1 – January 31, 2018	0	n/a	0		n/a
Total	682,500	$7.09	682,500	$	n/a

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of March 1, 2019, there were 12 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc.

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

Except for shares of Series C Partnership Units and common units issued to the Company in connection with the contribution to the Operating Partnership of the net proceeds of the offering of Series C Preferred Stock and common stock, there were no sales of unregistered securities in the Operating Partnership during 2018.

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

The following tables set forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its common and preferred shares to Company’s stockholders for fiscal year 2017 to 2018. The same table sets forth the Operating Partnership’s distributions per common and preferred partnership units for fiscal year 2017 to 2018:

Dividend (Distribution) Payments - Common
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2017	March 31, 2017	April 11, 2017	$0.100	20.08%	79.92%
April 2017	June 30, 2017	July 11, 2017	$0.105	20.08%	79.92%
July 2017	September 30, 2017	October 11, 2017	$0.110	20.08%	79.92%
October 2017	December 31, 2017	January 11, 2018	$0.110	20.08%	79.92%
January 2018	March 31, 2018	April 11, 2018	$0.115	0.00%	100.00%
April 2018	June 30, 2018	July 11, 2018	$0.120	0.00%	100.00%
July 2018	September 30, 2018	October 11, 2018	$0.125	0.00%	100.00%
October 2018	December 31, 2018	January 11, 2019	$0.125	0.00%	100.00%

Dividend (Distribution) Payments - Series B Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2017	March 31, 2017	April 17, 2017	$0.500	20.08%	79.92%
April 2017	June 30, 2017	July 17, 2017	$0.500	20.08%	79.92%
July 2017	September 30, 2017	October 17, 2017	$0.500	20.08%	79.92%
October 2017	December 31, 2017	January 17, 2018	$0.500	20.08%	79.92%
January 2018	March 31, 2018	April 17, 2018	$0.500	86.01%	13.99%
April 2018	June 30, 2018	July 17, 2018	$0.500	86.01%	13.99%
July 2018	September 30, 2018	October 17, 2018	$0.500	86.01%	13.99%
October 2018	December 31, 2018	January 17, 2019	$0.500	86.01%	13.99%

Dividend (Distribution) Payments - Series C Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
October 2017	December 31, 2017	January 17, 2018	$0.443	20.08%	79.92%
January 2018	March 31, 2018	April 17, 2018	$0.492	86.01%	13.99%
April 2018	June 30, 2018	July 17, 2018	$0.492	86.01%	13.99%
July 2018	September 30, 2018	October 17, 2018	$0.492	86.01%	13.99%
October 2018	December 31, 2018	January 17, 2019	$0.492	86.01%	13.99%

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for Sotherly Hotels Inc. and Sotherly Hotels LP for the years ended December 31, 2018, 2017, 2016, 2015, and 2014. The financial results for the DoubleTree Resort by Hilton Hollywood Beach, in which we had a 25.0% indirect interest, are not consolidated through July 31, 2015, as we accounted for our investment under the equity method of accounting.  However, from August 1, 2015 through December 31, 2015 and for subsequent fiscal years, we did consolidate the financial results for the DoubleTree Resort by Hilton Hollywood Beach, as a result of our acquisition of the remaining 75.0% interest in the hotel.  The following selected historical financial data was derived from audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and in prior filings. The Company’s financial statements: for the years ended December 31, 2018, 2017 and 2016, have been audited by Dixon Hughes Goodman LLP and for the years ended December 31, 2015 and 2014, have been audited by Grant Thornton LLP, our independent registered public accounting firms, for such periods. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

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

SOTHERLY HOTELS INC.

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Statement of Operations
Total Revenues	$178,173,121	$154,266,693	$152,845,752	$138,533,476	$122,939,919
Total Operating Expenses excluding Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(136,670,418)	(119,613,294)	(118,854,236)	(109,153,366)	(95,290,304)
Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(21,396,392)	(18,489,511)	(15,384,390)	(14,050,060)	(15,144,284)
Net Operating Income	20,106,311	16,163,888	18,607,126	15,330,050	12,505,331
Interest Income	352,951	218,656	115,785	50,461	19,865
Interest Expense	(19,953,746)	(15,727,628)	(17,735,107)	(16,515,827)	(14,636,870)
Other Income (Expense) – net	(644,324)	1,112,377	(1,455,289)	6,196,936	(354,558)
Income Tax Benefit (Provision)	(469,349)	(1,737,804)	1,367,634	1,336,033	1,727,723
Net Income (Loss)	(608,157)	29,489	900,149	6,397,653	(738,509)
Net (Income) Loss Attributable to Noncontrolling Interest	718,093	413,014	26,567	(1,040,987)	153,838
Net Income (Loss) Attributable to the Company	109,936	442,503	926,716	5,356,666	(584,671)
Distributions to Preferred Stockholders	(5,829,914)	(3,781,639)	(1,144,889)	—	—
Net Income/(Loss) Attributable to Common Stockholders	$(5,719,978)	$(3,339,136)	$(218,173)	$5,356,666	$(584,671)

Statement of Cash Flows
Cash provided by Operations – net	$26,162,948	$15,843,077	$17,976,226	$10,792,448	$14,943,694
Cash used in Investing – net	(100,899,047)	(19,326,664)	(14,699,277)	(42,535,459)	(69,987,952)
Cash provided by Financing – net	79,175,338	549,709	15,798,218	24,614,643	63,503,194
Net Increase (Decrease) in Cash and Cash Equivalents	$4,439,239	$(2,933,878)	$19,075,167	$(7,128,368)	$8,458,936

Balance Sheet
Investments in Hotel Properties, Net	$435,725,814	$357,799,512	$348,593,912	$354,963,242	$260,192,153
Investment in Hotel Properties Held for Sale, Net	—	—	5,333,000	—	—
Total Assets (1)	493,482,847	409,953,340	406,019,564	388,972,239	294,414,755
Mortgage Loans, net	364,828,845	297,318,816	282,708,289	270,331,724	203,071,186
Unsecured Notes, net	23,894,658	—	24,308,713	50,460,106	49,715,183
Total Liabilities	411,216,475	315,778,310	324,680,276	336,113,871	266,904,898
Noncontrolling Interest (1)	441,706	1,154,775	2,329,175	3,855,237	4,132,662
Total Sotherly Hotels Inc. Stockholders’ Equity (1)	$81,824,666	$93,020,255	$79,010,113	$49,003,131	$23,377,195

Operating Data
Average Number of Available Rooms	3,293	2,995	3,011	2,828	2,622
Total Number of Available Room Nights	1,202,025	1,096,170	1,102,026	1,032,353	957,060
Occupancy Percentage (2)	69.1%	68.8%	69.8%	69.9%	70.3%
Average Daily Rate (ADR) (2)	$158.02	$147.77	$140.63	$134.21	$125.77
RevPAR (2)	$109.20	$101.70	$98.18	$93.80	$88.42

Additional Financial Data
FFO Available to Common Stockholders(3)	$14,040,554	$12,418,252	$15,139,650	$14,103,844	$14,765,677
Adjusted FFO Available to Common Stockholders(3)	15,922,584	15,664,335	15,100,188	14,904,608	14,142,080
Hotel EBITDA (4)	47,683,665	40,989,325	40,012,581	36,447,390	32,084,957
Income (Loss) Per Basic Common Share	$(0.42)	$(0.24)	$(0.01)	$0.43	$(0.06)

(1)	As of the period end.
(2)

Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. ADR is calculated by dividing the total daily room revenue by the total daily number of rooms sold. RevPAR is calculated by dividing the total daily room revenue by the total daily number of rooms available.

(3)

Industry analysts and investors use Funds from Operations (“FFO”) as a supplemental operating performance measure of an equity REIT. FFO Available to Common Stockholders and Unitholders is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures.

Adjusted FFO Available to Common Stockholders and Unitholders accounts for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on its hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, franchise termination costs, loan modification fees, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, change in control gains or losses and acquisition transaction costs.

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

SOTHERLY HOTELS LP

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Statement of Operations
Total Revenues	$178,173,121	$154,266,693	$152,845,752	$138,533,476	$122,939,919
Total Operating Expenses excluding Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(136,670,418)	(119,613,294)	(118,854,236)	(109,153,366)	(95,290,304)
Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(21,396,392)	(18,489,511)	(15,384,390)	(14,050,060)	(15,144,284)
Net Operating Income	20,106,311	16,163,888	18,607,126	15,330,050	12,505,331
Interest Income	352,951	218,656	115,785	50,461	19,865
Interest Expense	(19,953,746)	(15,727,628)	(17,735,107)	(16,515,827)	(14,636,870)
Other Income (Expense) – net	(644,324)	1,112,377	(1,455,289)	6,196,936	(354,558)
Income Tax Benefit (Provision)	(469,349)	(1,737,804)	1,367,634	1,336,033	1,727,723
Net Income (Loss)	(608,157)	29,489	900,149	6,397,653	(738,509)
Distributions to Preferred Unitholders	(5,829,914)	(3,781,639)	(1,144,889)	—	—
Net Income/(Loss) Available to Operating Partnership Unit Holders	$(6,438,071)	$(3,752,150)	$(244,740)	$6,397,653	$(738,509)

Statement of Cash Flows
Cash provided by Operations – net	$26,245,988	$15,805,264	$17,976,226	$10,792,448	$14,943,694
Cash used in Investing – net	(100,694,488)	(23,977,633)	(14,699,277)	(42,535,459)	(69,987,952)
Cash provided by Financing – net	78,887,739	5,238,491	15,798,218	24,614,643	63,503,194
Net Increase (Decrease) in Cash and Cash Equivalents	$4,439,239	$(2,933,878)	$19,075,167	$(7,128,368)	$8,458,936

Balance Sheet
Investments in Hotel Properties, Net	$435,725,814	$357,799,512	$348,593,912	$354,963,242	$260,192,153
Investment in Hotel Properties Held for Sale, Net	—	—	5,333,000	—	—
Total Assets (1)	497,929,257	414,604,309	406,019,564	388,972,239	294,414,755
Mortgage Loans, net	364,828,845	297,318,816	282,708,289	270,331,724	203,071,186
Unsecured Notes, net	23,894,658	—	24,308,713	50,460,106	49,715,183
Total Liabilities	411,273,022	315,823,854	324,680,276	336,113,871	266,904,898
Total Sotherly Hotels LP - Partners' Capital (1)	$86,656,235	$98,780,455	$79,010,113	$49,003,131	$23,377,195

Operating Data
Average Number of Available Rooms	3,293	2,995	3,011	2,828	2,622
Total Number of Available Room Nights	1,202,025	1,096,170	1,102,026	1,032,353	957,060
Occupancy Percentage (2)	69.1%	68.8%	69.8%	69.9%	70.3%
Average Daily Rate (ADR) (2)	$158.02	$147.77	$140.63	$134.21	$125.77
RevPAR (2)	$109.20	$101.70	$98.18	$93.80	$88.42

Additional Financial Data
FFO Available to Common Unit holders(3)	$14,040,554	$12,418,252	$15,139,650	$14,103,844	$14,765,677
Adjusted FFO Available to Common Unit holders(3)	15,922,584	15,664,335	15,100,188	14,904,608	14,142,080
Hotel EBITDA (4)	47,683,665	40,989,325	40,012,581	36,447,390	32,084,957
Income (Loss) Per Basic Common Unit	$(0.40)	$(0.23)	$(0.01)	$0.43	$(0.06)
(1)	As of the period end.
(2)

Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. ADR is calculated by dividing the total daily room revenue by the total daily number of rooms sold. RevPAR is calculated by dividing the total daily room revenue by the total daily number of rooms available.

(3)

Industry analysts and investors use Funds from Operations (“FFO”) as a supplemental operating performance measure of an equity REIT. FFO Available to Common Stockholders and Unitholders is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures.

Adjusted FFO Available to Common Stockholders and Unitholders accounts for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on its hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, franchise termination costs, loan modification fees, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, change in control gains or losses and acquisition transaction costs.

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

The following is the Company’s and the Operating Partnership’s reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Net Income/(Loss) Available to the Common Stockholders	$(5,719,978)	$(3,339,136)	$(218,173)	$5,356,666	$(584,671)
Add: Net Income (Loss) Attributable to the Noncontrolling Interest	(718,093)	(413,014)	(26,567)	1,040,987	(153,838)
Depreciation and Amortization	20,884,643	16,999,619	15,019,071	13,591,495	11,969,284
Equity in Depreciation and Amortization of Joint Venture	—	—	—	259,279	529,053
Impairment of Investment in Hotel Properties, Net	—	—	—	500,000	3,175,000
Gain on Change in Control	—	—	—	(6,603,148)	—
Gain on Involuntary Conversion of Assets	(917,767)	(2,242,876)	—	—	(169,151)
Loss (Gain) on Sale or Asset Disposal	511,749	1,413,659	365,319	(41,435)	—
FFO Available to Common Stockholders and Unitholders	$14,040,554	$12,418,252	$15,139,650	$14,103,844	$14,765,677
(Increase) Decrease in Deferred Income Taxes	319,939	1,498,222	(1,558,966)	(1,780,571)	(1,961,663)
Acquisition Costs	—	—	—	634,376	155,187
Loss on Starwood Settlement	—	—	—	324,271	—
Over-Assessed Real Estate Taxes Under Appeal	—	—	—	497,733	—
Loan Modification Fees	—	—	64,215	243,229	—
Franchise Termination Fee	—	—	—	—	351,800
Realized and Unrealized (Gain) Loss on Hedging Activities (A)	808,958	28,384	37,384	108,819	—
Loss on Aborted Offering Costs	—	541,129	—	—	—
Loss on Early Debt Extinguishment (A)	753,133	1,178,348	1,417,905	772,907	831,079
Adjusted FFO Available to Common Stockholders and Unitholders	$15,922,584	$15,664,335	$15,100,188	$14,904,608	$14,142,080

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.

The following is a reconciliation of net income/(loss) to Hotel EBITDA for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Net Income/(Loss) Available to the Common Stockholders	$(5,719,978)	$(3,339,136)	$(218,173)	$5,356,666	$(584,671)
Add: Net Income (Loss) Attributable to the Noncontrolling Interest	(718,093)	(413,014)	(26,567)	1,040,987	(153,838)
Interest Expense	19,953,746	15,727,628	17,735,107	16,515,827	14,636,870
Interest Income	(352,951)	(218,656)	(115,785)	(50,461)	(19,865)
Distributions to Preferred Stockholders	5,829,914	3,781,639	1,144,889	—	—
Income Tax Provision (Benefit)	469,349	1,737,804	(1,367,634)	(1,336,033)	(1,727,723)
Depreciation and Amortization	20,884,643	16,999,619	15,019,071	13,591,495	11,969,284
Equity in (Earnings) Loss of Joint Venture	—	—	—	(475,514)	(307,370)
Loss (Gain) on Sale or Asset Disposal	511,749	1,413,659	365,319	(41,435)	—
Gain on Involuntary Conversion of Assets	(917,767)	(2,242,876)	—	—	(169,151)
Realized and Unrealized Loss (Gain) on Hedging Activities	808,958	28,384	37,384	108,819	—
Loss on Early Debt Extinguishment	753,133	1,178,348	1,417,905	772,907	831,079
Impairment of Investment in Hotel Properties, Net	—	—	—	500,000	3,175,000
Corporate General and Administrative Expenses	6,180,962	6,335,926	6,021,065	7,268,256	5,085,949
Gain on Change in Control	—	—	—	(6,603,148)	—
Net Lease Rental Income	—	—	—	—	(350,000)
Other Fee Income	—	—	—	(200,976)	(300,607)
Hotel EBITDA	$47,683,665	$40,989,325	$40,012,581	$36,447,390	$32,084,957

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States.  Since January 1, 2016, we have completed the following acquisitions and dispositions:

•	On January 30, 2017, we acquired the hotel commercial unit of the Hyde Resort & Residences, a 400-unit condominium-hotel located in the Hollywood, Florida market.
•	On February 7, 2017, we closed on the sale of the Crowne Plaza Hampton Marina.
•

On March 1, 2018, we acquired the 318-room Hyatt Centric Arlington hotel located in Arlington, Virginia for an aggregate purchase price of approximately $79.7 million, including seller credits.  The Hyatt Centric Arlington hotel is subject to a long-term ground lease agreement that covers all of the land underlying the hotel.

As of December 31, 2018, our hotel portfolio consisted of twelve full-service, primarily upscale and upper-upscale hotels with 3,156 rooms, nine of which operate under well-known brands such as Hilton, Crowne Plaza, DoubleTree, Hyatt and Sheraton, and three of which are independent hotels, and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.  As of December 31, 2018, our portfolio consisted of the following hotel properties:

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
(2)

We own the hotel commercial unit and operate a rental program.  Reflects only those condominium units that were participating in the rental program as of December 31, 2018.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room”.

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and owns an approximate 88.9% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

The following table illustrates the key operating metrics for the years ended December 31, 2018 and 2017 for our wholly-owned hotels and the Hyde Resort & Residences, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the eleven wholly-owned properties that were under our control during all of 2018 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Hampton Marina, which was sold in February 2017, the Hyatt Centric Arlington, which was acquired in February 2018 and the Hyde Resort & Residences, which was acquired in January 2017.

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Composite	Same-Store	Composite	Same-Store
Occupancy %	69.1%	69.0%	68.8%	70.6%
ADR	$158.02	$148.57	$147.77	$144.21
RevPAR	$109.20	$102.52	$101.70	$101.88

Revenue. Total revenue for the year ended December 31, 2018 was approximately $178.2 million, an increase of approximately $23.9 million, or 15.5%, from total revenue for the year ended December 31, 2017 of approximately $154.3 million.  The increase in revenue for the twelve months ended December 31, 2018 resulted mainly from the acquisition of the Hyatt Centric Arlington, on March 1, 2018, which increased revenues by approximately $18.1 million.  In addition, our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017, has continued to ramp up and accounted for an increase of approximately $2.7 million for the period.  There was also a net aggregate increase in revenues of approximately $3.1 million for the period from the remaining properties.

Room revenues at our properties for the year ended December 31, 2018 increased approximately $15.3 million, or 14.4%, to approximately $121.0 million compared to room revenues for the year ended December 31, 2017 of approximately $105.7 million.  The increase in room revenue for the twelve months ended December 31, 2018 resulted mainly from the acquisition of the Hyatt Centric Arlington, on March 1, 2018, which increased room revenues by approximately $14.8 million.  In addition, there was a net aggregate increase in room revenues of approximately $0.5 million for the period from the remaining properties.

Food and beverage revenues at our properties for the year ended December 31, 2018 increased approximately $3.6 million, or 10.5%, to approximately $38.1 million compared to food and beverage revenues of approximately $34.5 million for the year ended December 31, 2017.  The increase in food and beverage revenues for the twelve months ended December 31, 2018 resulted mainly from the acquisition of the Hyatt Centric Arlington, on March 1, 2018, which increased food and beverage revenues by approximately $2.3 million.  There was also a net increase in food and beverage revenues of approximately $1.3 million; resulting from increases of approximately $0.9 million at our properties with newly renovated restaurants in Wilmington, North Carolina; Savannah, Georgia and Laurel, Maryland and an aggregate increase in food and beverage revenues of approximately $0.4 million for the period from the remaining properties.

Other operating revenues for the year ended December 31, 2018 increased approximately $5.0 million, or 35.8%, to approximately $19.0 million compared to other operating revenues for the year ended December 31, 2017 of approximately $14.0 million. The increase in revenue from other operating departments for the twelve months ended December 31, 2018 resulted mainly from the continued ramp up of operations at the Hyde Resort & Residences, accounting for an increase of approximately $2.7 million for the period and from the acquisition of the Hyatt Centric Arlington, on March 1, 2018, which increased other operating departments revenues by approximately $1.0 million.  In addition, there was a net aggregate increase in other operating departments revenues of approximately $1.3 million for the period from the remaining properties.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $17.2 million, or 15.2%, for the year ended December 31, 2018 to approximately $130.5 million compared to hotel operating expenses for the year ended December 31, 2017 of approximately $113.3 million. The increase in hotel operating expenses for the twelve months ended December 31, 2018 resulted mainly from the acquisition of the Hyatt Centric Arlington, which increased hotel operating expenses by approximately $12.7 million.  Our interest in the Hyde Resort & Residences condominium hotel also accounted for an increase in hotel operating expenses of approximately $1.9 million for the period.  In addition, there was a net aggregate increase in hotel operating expenses of approximately $2.6 million for the period from our remaining properties.

Rooms expense at our properties for the year ended December 31, 2018 increased approximately $3.6 million, or 13.7%, to approximately $30.3 million compared to rooms expense of approximately $26.7 million for the year ended December 31, 2017.  The net increase in rooms expense for the twelve months ended December 31, 2018 resulted mainly from the acquisition of the Hyatt Centric Arlington, which increased room expenses by approximately $3.2 million.  In addition, there was a net aggregate increase in room expenses of approximately $0.4 million for the period, from the remaining properties.

Food and beverage expenses at our properties for the year ended December 31, 2018 increased approximately $3.5 million, or 14.3%, to approximately $28.1 million compared to food and beverage expense of approximately $24.6 million for the year ended December 31, 2017. There was a net aggregate increase in food and beverage expenses for the twelve months ended December 31, 2018 resulting from; increases of approximately $0.9 million at our properties with newly renovated restaurants in Wilmington, North Carolina; Savannah, Georgia and Laurel, Maryland; from the acquisition of the Hyatt Centric Arlington, which increased food and beverage expenses by approximately $2.0 million from a net increase in food and beverage expenses of approximately $0.6 million for the period at the remaining properties.

Expenses from other operating departments increased approximately $2.0 million, or 45.7%, to approximately $6.4 million for the year ended December 31, 2018 compared to expenses from other operating departments of approximately $4.4 million for the year ended December 31, 2017.  The increase in expense from other operating departments for the twelve months ended December 31, 2018 resulted mainly from our interest in the Hyde Resort & Residences condominium hotel, accounted for an increase of approximately $1.0 million for the period. In addition, there was a net aggregate increase in other operating departments expenses of approximately $1.0 million for the twelve-month period, from the remaining properties.

Indirect expenses at our properties for the year ended December 31, 2018 increased approximately $8.0 million, or 13.9%, to approximately $65.6 million compared to indirect expenses of approximately $57.6 million for the year ended December 31, 2017. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. The increase in indirect expenses for the twelve months ended December 31, 2018 resulted mainly from the acquisition of the Hyatt Centric Arlington, which increased indirect costs by approximately $7.2 million. In addition, there was a net aggregate increase in indirect expenses of approximately $0.8 million for this twelve-month period from the remaining properties.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2018 increased approximately $3.9 million, or 22.9%, to approximately $20.9 million compared to depreciation and amortization expense of approximately $17.0 million for the year ended December 31, 2017. The increase was mostly attributable to increases in the depreciation related to our properties being renovated in Wilmington, North Carolina and Tampa, Florida, that accounted for increases of approximately $1.3 million for the period and from the acquisition of the Hyatt Centric Arlington, which increased depreciation by approximately $2.2 million.   In addition, there was a net aggregate increase in depreciation and amortization expense of approximately $0.4 million for this twelve-month period from the remaining properties.

Gain / Loss on Disposal of Assets.  During the year ended December 31, 2018, we recorded a net loss on disposal of assets of approximately $0.5 million, compared to a net loss on disposal of assets of approximately $1.4 million for the year ended December 31, 2017.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2018 decreased approximately $0.1 million, or 2.4%, to approximately $6.2 million compared to corporate general and administrative expenses of approximately $6.3 million for the year ended December 31, 2017. The decrease in corporate general and administrative expenses was mainly due to reduced legal costs of approximately $0.1 million and the absence of aborted offering costs for 2018 as compared to aborted offering costs of approximately $0.5 million for 2017, which were offset by increased salaries by approximately $0.2 million, increased audit fees by approximately $0.1 million and increases in other costs by approximately $0.1 million.

Interest Expense. Interest expense for the year ended December 31, 2018 increased approximately $4.2 million, or 26.9%, to approximately $19.9 million compared to approximately $15.7 million of interest expense for the year ended December 31, 2017. The increase in interest expense for the twelve months ended December 31, 2018, was substantially related to the new mortgage on the Hyatt Centric Arlington and deferred financing costs associated with the mortgage on that property accounting for an increase of approximately $2.4 million, compared to the twelve months ended December 31, 2017.  There was also a net aggregate increase of approximately $1.6 million of interest expenses with increases on mortgages for Wilmington, North Carolina; Savannah, Georgia; Raleigh, North Carolina; Philadelphia, Pennsylvania; Jacksonville, Florida; Tampa, Florida and Houston Texas, which was offset by decreases on mortgages for Laurel, Maryland; Hollywood, Florida; and Atlanta, Georgia.  In addition, there was an increase in unsecured note interest for the twelve months ended December 31, 2018 by approximately $0.2 million, compared to the twelve months ended December 31, 2017.

Loss on Early Debt Extinguishment. The loss on early debt extinguishment for the year ended December 31, 2018 decreased approximately $0.4 million, or 36.1%, to approximately $0.8 million compared to a loss on debt extinguishment of approximately $1.2 million for the year ended December 31, 2017. During the twelve months ended December 31, 2018, we refinanced the mortgage loans we had on the DoubleTree by Hilton Raleigh Brownstone University, the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington with an approximate aggregate loss on early debt extinguishment of approximately $0.8 million.

During the twelve months ended December 31, 2017, we refinanced a variable rate mortgage loan we had with Bank of the Ozarks on the DoubleTree by Hilton Jacksonville Riverfront, with a new fixed rate loan from Bank of America.  The amount of accumulated un-amortized loan costs of approximately $0.2 million was written off and we redeemed our 7% Notes which reflect the majority of the loss on early debt extinguishment of approximately $1.0 million.

Unrealized Loss on Hedging Activities.   During July 2018, we purchased an interest rate cap for $204,756 and we purchased an interest rate SWAP liability for $294,176.  As of December 31, 2018, the fair market value of the interest rate caps was $94,697 compared to the fair market value of $5,213, as of December 31, 2017.  As of December 31, 2018, the fair market value of the interest rate SWAP was a liability of $984,677.  The unrealized loss on hedging activities during the year ended December 31, 2018 and 2017, was $808,958 and $28,384, respectively.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the year ended December 31, 2018 decreased approximately $1.3 million to approximately $0.9 million compared to gain on involuntary conversion of assets of approximately $2.2 million for the year ended December 31, 2017.  During 2017, we experienced electrical damage to The Whitehall property that resulted in a one-time involuntary conversion in the amount of approximately $0.6 million, which was realized in the first quarter of 2018, and damage to the DoubleTree by Hilton Hollywood Beach Resort property for approximately $0.3 million.

Income Tax (Provision) Benefit. The income tax provision for the year ended December 31, 2018 decreased approximately $1.2 million, or 73.0%, to approximately $0.5 million compared to an income tax provision of approximately $1.7 million for the year ended December 31, 2017. The income tax provision was primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized a net operating income for the year ended December 31, 2018 compared to a net operating loss for the year ended December 31, 2017, resulting in an income tax provision instead of an income tax benefit.  However, at December 31, 2017 there was a one-time charge of approximately $2.7 million resulting from a change in the federal income tax rate, due to the TCJA.  At December 31, 2018 and 2017, deferred tax assets total approximately $5.1 and $5.5 million, respectively, of which approximately $4.4 and $4.9 million, respectively, relate to net operating losses of our TRS Lessee.  At December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward. We will continue to regularly evaluate the likelihood that we will be able to realize our deferred tax assets and the need for a valuation allowance for the deferred tax assets.

Net (Loss) Income. Net loss for the year ended December 31, 2018 increased approximately $0.6 million, or 2,162.3%, to approximately $(0.6) million compared to net income of approximately $29.5 thousand for the year ended December 31, 2017, as a result of the operating results discussed above.

Distributions to Preferred Stockholders.  During the year ended December 31, 2018, we recorded distributions to preferred stockholders of approximately $5.8 million, compared to approximately $3.8 million distributions to preferred stockholders for the year ended December 31, 2017. As of December 31, 2018 and 2017, we accrued approximately $1.5 million and $1.4 million, respectively, as dividends on the preferred stock.  These increases were due to the issuance of Series C Preferred Stock in September 2018.

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

The following table illustrates the key operating metrics for the years ended December 31, 2017 and 2016 for our wholly-owned hotels and the Hyde Resort & Residences during each respective reporting period (“composite portfolio” properties) as well as the key operating metrics for the eleven wholly-owned properties that were under our control during all of 2016 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Hyde Resort & Residences, which was acquired on January 30, 2017.

Year Ended December 31, 2017		Year Ended December 31, 2016
Composite	Same-Store	Composite	Same-Store
68.8%	70.6%	69.8%	70.7%
$147.77	$144.21	$140.63	$142.71
$101.70	$101.88	$98.18	$100.91

Revenue. Total revenue for the year ended December 31, 2017 was approximately $154.3 million, an increase of approximately $1.4 million, or 0.9%, from total revenue for the year ended December 31, 2016 of approximately $152.8 million.  The increase in revenue for the year ended December 31, 2017 resulted mainly from management fees earned at the Hyde Resort & Residences condominium hotel, which commenced operations on January 30, 2017, accounting for an increase of approximately $4.0 million for the period and by increases in revenues of approximately $4.7 million for the period at our properties in Laurel, Maryland; Jacksonville, Florida; Tampa, Florida; Houston, Texas and Atlanta, Georgia. These increases in revenue were offset by the sale of our property in Hampton, Virginia which reduced revenues by approximately $4.8 million; the impact of renovation activities at our properties in Wilmington, North Carolina; Savannah, Georgia and Hollywood Beach, Florida which had reduced revenues of approximately $1.2 million in the aggregate; and by decreases in revenue realized by our properties in Raleigh, North Carolina; Philadelphia, Pennsylvania and Jeffersonville, Indiana of approximately $1.3 million in the aggregate.

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

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the year ended December 31, 2017 increased approximately $2.2 million to approximately $2.2 million compared to gain on involuntary conversion of assets of $0 for the year ended December 31, 2016.  During October 2016, Hurricane Matthew damaged real and personal property at our Hampton, Virginia and Savannah, Georgia properties, and we had a one-time involuntary conversion in the amount of approximately $1.0 million.  In September 2017, Hurricane Irma damaged real and personal property at our properties in Jacksonville, Florida and Tampa, Florida, resulting in a one-time involuntary conversion in the amount of approximately $0.4 million. We experienced electrical damage to The Whitehall property that resulted in a one-time involuntary conversion in the amount of approximately $0.8 million.

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

Sources and Uses of Cash

The following narrative discusses our sources and uses of cash for the year ended December 31, 2018.

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders of the Operating Partnership and holders of our preferred and common stock, as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2018 was approximately $26.2 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the stockholders of the Company (the unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. During the year ended December 31, 2018, we used approximately $79.7 million to acquire the Hyatt Centric Arlington, $22.1 million on capital expenditures, of which, approximately $5.7 million related to the routine replacement of furniture, fixtures and equipment and $11.5 million relating primarily to the renovations of our hotels in Wilmington, North Carolina, Hollywood, Florida and Tampa, Florida and, in addition, we acquired a parcel of land, which had previously been leased, and that constituted most of our available parking lot at our property in Raleigh, North Carolina for approximately $3.5 million.    During the year we received approximately $0.9 million of insurance proceeds as involuntary conversions of assets, primarily at our Houston, Texas and Hollywood, Florida properties.  The Operating Partnership received approximately $0.2 million in ESOP loan payments.

Financing Activities. Cash flow provided by financing activities of the Company for the year ended December 31, 2018 was approximately $79.2 million for the Company and approximately $78.9 million for the Operating Partnership.  This inflow principally consisted of mortgage proceeds of $175.8 million, proceeds from unsecured debt of $25.0 million and proceeds from the sale of common and preferred stock of approximately $1.6 million, offset by mortgage loan payments of approximately $107.2 million, dividend and distribution payments of approximately $12.1 for the Company and approximately $12.4 million for the Operating Partnership and payments of deferred financing costs of approximately $3.8 million.

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

On March 1, 2018, we entered into a loan agreement, a first and second promissory note (“Note A” and “Note B”, respectively), and other loan documents, including a guarantee by the Operating Partnership, to secure an aggregate $57.0 million mortgage (the “Mortgage Loan”) on the Hyatt Centric Arlington hotel with Fifth Third Bank.  Pursuant to the Mortgage Loan documents, Note A was in the amount of $50.0 million; had a term of 3 years, with two 1-year extension options, each of which subject to certain criteria; bore a floating interest rate of 1-month LIBOR plus 3.00%; and amortized on a 25-year schedule. Pursuant to the Mortgage Loan documents, Note B was in the amount of $7.0 million; had a term of 1-year, with two 1-year extension options, each of which subject to certain criteria; bore a floating interest rate of 3-month LIBOR plus 5.00%; and required monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1-year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.

On July 27, 2018, we entered into a loan agreement and other documents, including a promissory note, to secure a mortgage on the DoubleTree by Hilton Raleigh Brownstone-University with MetLife Commercial Mortgage Originator, LLC. The mortgage has an initial principal balance of $18.3 million, with an additional $5.2 million available upon the satisfaction of certain conditions. The mortgage has an initial term of 4 years with a 1-year extension and bears a floating rate of interest equal to the 1-month LIBOR rate plus 4.00%. The mortgage requires monthly interest-only payments and, following a 12-month lockout, can be prepaid with a penalty during its second year and without penalty thereafter. We entered into an interest-rate cap agreement to limit our exposure through August 1, 2022 to increases in LIBOR exceeding 3.25% on a notional amount of $23.5 million. We used a portion of the proceeds to repay the existing first mortgage on the DoubleTree by Hilton Raleigh Brownstone-University, to pay closing costs and intend to use the balance of the proceeds for general corporate purposes.

On July 31, 2018, we entered into a second amendment to the loan and security agreement; an amended, restated and consolidated mortgage loan note; and other related documents with its existing lender, TD Bank, N.A., to amend the terms of our mortgage loan on the DoubleTree by Hilton Philadelphia Airport.  Concurrent with the loan modification, we also entered into a 5-year swap agreement with The Toronto-Dominion Bank.  Pursuant to the amended loan documents: (i) the principal balance of the loan was increased from approximately $30.0 million to $42.2 million; (ii) the loan’s maturity date was extended to July 31, 2023; (iii) the loan bears a floating interest rate equal to the 1-month LIBOR rate plus 2.27% (the “Loan Rate”); (iv) the loan amortizes on a 30-year schedule with payments of principal and interest beginning immediately; (v) the loan can be prepaid without penalty; and (vi) the loan will no longer be fully guaranteed by the Operating Partnership, but the Operating Partnership has guaranteed certain standard “bad boy” carveouts.  Pursuant to the swap agreement: (i) the Loan Rate has been swapped for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan; and (iii) we are responsible for any potential termination fees associated with early termination of the swap agreement.  We used a portion of the proceeds to repay in full the existing Note B to the mortgage loan on our Hyatt Centric Arlington and to pay closing costs associated with the amendment and used the balance of the proceeds for general corporate purposes.

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5.0 million and up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through December 31, 2018, the Company sold 88,297 shares of common stock and 52,141 shares of Series C Preferred Stock, for an aggregate net total of approximately $1.8 million.  We used the proceeds for issuance costs and general corporate purposes.

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

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders of the Operating Partnership and holders of our preferred and common stock, as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2017 was approximately $15.8 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the stockholders of the Company (the unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. During the year ended December 31, 2017, we used approximately $4.0 million to acquire our interest in the Hyde Resort and Residences, $23.2 million on capital expenditures, of which, approximately $5.6 million related to the routine replacement of furniture, fixtures and equipment and $17.6 million related to the renovation of our hotels in Wilmington, North Carolina, Savannah, Georgia and Hollywood Beach, Florida.  The Operating Partnership made advances to the Company, net after periodic principal payments of approximately $4.7 million. We also received approximately $5.4 million from the sale of the Crowne Plaza Hampton Riverside and proceeds from insurance conversions of approximately $2.3 million.

Financing Activities. Cash flow provided by financing activities of the Company for the year ended December 31, 2017 was approximately $0.5 million for the Company and approximately $5.2 million for the Operating Partnership.  This inflow principally consisted of proceeds from mortgage loans of $40.5 million and the sale of preferred stock of approximately $30.5 million, offset by redemption of the 7% Notes for $25.3 million, payments on mortgage loans of approximately $26.0 million, repurchase of common stock for approximately $3.7 million, dividend and distribution payments of approximately $9.7 million, a loan by the Company to the ESOP of approximately $4.9 million and payments of deferred financing costs of approximately $0.8 million.

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

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In addition, during fiscal year 2019 we expect total renovation capital expenditures of approximately $3.7 million related to our property in Tampa, Florida.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree Resort by Hilton Hollywood Beach, The DoubleTree by Hilton Jacksonville Riverside, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and restricted cash of approximately $37.9 million, of which approximately $4.1 million was in restricted reserve accounts for capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

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

Other than monthly mortgage loan principal payments, our only mortgage debt obligation maturing in 2019 is the $18.3 million mortgage on the Crowne Plaza Tampa Westshore, which may be extended for two additional 1-year periods subject to certain terms and conditions.  We have approximately $33.2 million in debt obligations maturing in 2021, which reflects the mortgage on the DoubleTree by Hilton Laurel, accounting for reductions for future monthly principal payments, and maturity of the 7.25% Notes.

On June 1, 2017, we entered into an agreement to purchase the commercial unit of the planned Hyde Beach House Resort & Residences, a condominium hotel under development in Hollywood, Florida, for a price of $5.1 million from 4000 South Ocean Property Owner, LLLP.  In connection with the agreement, we also entered into a pre-opening services agreement whereby the seller has agreed to pay the Company approximately $0.8 million in connection with certain pre-opening activities to be undertaken prior to the closing.  The Company has agreed to purchase inventories at closing consistent with the management and operation of the hotel and the related condominium association for an additional amount and has further agreed to enter into a lease agreement for the parking garage and poolside cabanas associated with the hotel; and to enter into a management agreement relating to the operation and management of the hotel’s condominium association.  The Company anticipates that the closing of the transaction and the execution of related agreements will take place by the end of 2019, once construction of the hotel has been substantially completed.  The closing of the transaction is subject to various closing conditions as described in the purchase agreement.

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

On March 1, 2018, we acquired the 318-room Hyatt Centric Arlington hotel located in Arlington, Virginia for an aggregate purchase price of approximately $79.7 million, including seller credits.  On March 1, 2018, we entered into a loan agreement, a first and second promissory note (“Note A” and “Note B”, respectively), and other loan documents, including a guarantee by the Operating

Partnership, to secure an aggregate $57.0 million mortgage (the “Mortgage Loan”) on the Hyatt Centric Arlington hotel with Fifth Third Bank.  Pursuant to the Mortgage Loan documents, Note A was in the amount of $50.0 million; had a term of 3 years, with two 1-year extension options, each of which subject to certain criteria; bore a floating interest rate of 1-month LIBOR plus 3.00%; and amortized on a 25-year schedule.  Pursuant to the Mortgage Loan documents, Note B was in the amount of $7.0 million; had a term of 1-year, with two 1-year extension options, each of which subject to certain criteria; bore a floating interest rate of 3-month LIBOR plus 5.00%; and required monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1-year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.  The full amount of the loan proceeds, together with proceeds of the 7.25% Notes offering and cash on hand, were used to finance the acquisition of the Hyatt Centric Arlington.

On July 27, 2018, we entered into a loan agreement and other documents, including a promissory note, to secure a mortgage on the DoubleTree by Hilton Raleigh Brownstone-University with MetLife Commercial Mortgage Originator, LLC. The mortgage has an initial principal balance of $18.3 million, with an additional $5.2 million available upon the satisfaction of certain conditions. The mortgage has an initial term of 4 years with a 1-year extension and bears a floating rate of interest equal to the 1-month LIBOR rate plus 4.00%. The mortgage requires monthly interest-only payments and, following a 12-month lockout, can be prepaid with a penalty during its second year and without penalty thereafter. We entered into an interest-rate cap agreement to limit our exposure through August 1, 2022 to increases in LIBOR exceeding 3.25% on a notional amount of $23.5 million. We used a portion of the proceeds to repay the existing first mortgage on the DoubleTree by Hilton Raleigh Brownstone-University, to pay closing costs and intend to use the balance of the proceeds for general corporate purposes.

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

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5.0 million and up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through December 31, 2018, the Company sold 88,297 shares of common stock and 52,141 shares of Series C Preferred Stock, for an aggregate net total of approximately $1.8 million.  We used the proceeds to pay issuance costs and for general corporate purposes.

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

On December 12, 2018, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program, under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company’s stock repurchase program was originally announced in December 2016 and was extended on the same terms.  The Company expects to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2019, unless extended by the Board of Directors.  For the years ended December 31, 2018, 2017 and 2016, the Company repurchased zero, 401,720 and 481,100 shares of common stock, respectively, for approximately $0.0 million, $2.7 million and $3.2 million, respectively.  The repurchased shares have been returned to the status of authorized but unissued shares of common stock.

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

At December 31, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of the mortgage on Crowne Plaza Tampa Westshore. At December 31, 2018, we failed to meet the Debt Service Coverage Ratio (“DSCR”) covenant under the mortgage on Crowne Plaza Tampa Westshore. We are currently in discussions with the existing lender to modify or refinance the mortgage on similar terms, with an extension of the maturity date and a reduced DSCR requirement.  Notwithstanding the modification discussions, the existing loan agreement contains a balancing provision that allows us to either pay down the principal balance of the loan or offer cash collateral sufficient to meet the DSCR requirement.  We anticipate that a payment to the lender of approximately $1.9 million would be required to bring us into compliance under the DSCR requirement pursuant to that balancing provision of the loan agreement.

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

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants of our 7.25% Notes as they were or would have been applicable at December 31, 2018 and 2017.

	December 31,	December 31,
	2018	2017
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net (Loss) Income (1)	$(608,157)	$29,489
Interest expense(1)	19,953,746	15,727,628
Loss on early debt extinguishment	753,133	1,178,348
Unrealized (gain)loss on hedging activities	808,958	28,384
Gain on involuntary conversion	(917,767)	(2,242,876)
Loss (gain) on sale of assets	-	(76,233)
Income tax benefit(1)	469,349	1,737,804
Loss on disposal of assets	511,749	1,489,892
Depreciation and amortization(1)	20,884,643	16,999,619
Corporate general and administrative expenses(1)	6,180,962	6,335,926
Consolidated income available for debt service(1)	48,036,616	41,207,981
Less: income of non-stabilized assets(1)	(20,946,112)	(10,695,682)
Stabilized Consolidated Income Available for Debt Service(1)	$27,090,504	$30,512,299
Interest expense(1) (2)	$19,953,746	$15,980,616
Amortization of issuance costs(1)	(872,696)	(751,728)
Consolidated interest expense(1)	19,081,050	15,228,888
Less: interest expense of non-stabilized assets(1)	(8,138,649)	(4,954,635)
Stabilized Consolidated Interest Expense(1)	$10,942,401	$10,274,253
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.48	2.97
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$367,613,880	$299,051,772
Unsecured notes	25,000,000	-
Total debt	$392,613,880	$299,051,772
Stabilized Consolidated Income Available for Debt Service(1)	$27,090,504	$30,512,299
Capitalization rate	7.5%	7.5%
	361,206,726	406,830,653
Non-stabilized assets	287,500,000	172,000,000
Total cash	37,868,281	33,429,042
Adjusted Total Asset Value	$686,575,007	$612,259,695
Ratio of Debt to Adjusted Total Asset Value	0.57	0.49
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.

(2)

As permitted by the indenture, The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree Resort Hollywood Beach and the Hyatt Centric Arlington hotels, for the period ended December 31, 2018, and The DeSoto, the DoubleTree Resort Hollywood Beach and The Whitehall hotels for the period ended December 31, 2017, are considered non-stabilized assets for purposes of the financial covenants.

Mortgage Debt

As of December 31, 2018, we had a principal mortgage debt balance of approximately $367.6 million. The following table sets forth our mortgage debt obligations on our hotels.

	December 31,	Prepayment	Maturity	Amortization
Property	2018	Penalties	Date	Provisions	Interest Rate
Crowne Plaza Tampa Westshore (1)	$18,307,000	None	6/30/2019	(1)	LIBOR plus 3.75%
The DeSoto (2)	33,824,350	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (3)	34,773,546	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (4)	8,845,299	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (5)	42,026,986	None	7/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (6)	18,300,000	Yes	7/27/2022	(6)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (7)	57,064,824	n/a	10/1/2025	30 years	4.913%
Georgian Terrace (8)	44,202,968	n/a	6/1/2025	30 years	4.42%
Hotel Ballast Wilmington, Tapestry Collection by Hilton(9)	34,236,104	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	49,885,045	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,414,300	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,733,458	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	367,613,880
Deferred financing costs, net	(2,951,327)
Unamortized premium on loan	166,292
Total Mortgage Loans	$364,828,845

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

(3)	The note may not be prepaid until August 2019, after which it is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(4)	The note is subject to a pre-payment penalty until April 2021. Prepayment can be made without penalty thereafter.
(5)

The note bears a floating interest rate of 1-month LIBOR plus 2.27%, and we entered into a swap agreement to fix the rate at 5.237%.  Under the swap agreement, notional amounts approximate the declining balance of the loan and we are responsible for any potential termination fees associated with early termination of the swap agreement.

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

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$455,028	$41,954	$51,883	$107,898	$253,293
Ground, building, parking garage, office and equipment leases	5,466	475	719	703	3,569
Totals	$460,494	$42,429	$52,602	$108,601	$256,862

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

Distributions to Preferred Stockholders and Holder of Preferred partnership units in the Operating Partnership. The Company is obligated to pay distributions to its holders of the Company’s preferred stock and the Operating Partnership is obligated to pay its preferred unit holder, the Company. Holders of the Company’s Series B Preferred Stock and Series C Preferred Stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The amount of annual dividends on our outstanding preferred shares is approximately $5.8 million and the aggregate liquidation preference with respect to our outstanding preferred shares is approximately $74.1 million. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates, except in the event of a change of control.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2018. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

Non-GAAP Financial Measures

We consider FFO Available to Common Stockholders and Unitholders, Adjusted FFO Available to Common Stockholders and Unitholders and Hotel EBITDA, all of which are non-GAAP financial measures, to be key supplemental measures of our performance and could be considered along with, not alternatives to, net income (loss) as a measure of our performance. These measures do not represent cash generated from operating activities determined by generally accepted accounting principles (“GAAP”) or amounts available for our discretionary use and should not be considered alternative measures of net income, cash flows from operations or any other operating performance measure prescribed by GAAP.

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

We consider FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance because we believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO Available to Common Stockholders and Unitholders in the same manner as we do, and investors should not assume that FFO Available to Common Stockholders and Unitholders as reported by us is comparable to FFO as reported by other REITs.

We further adjust FFO Available to Common Stockholders and Unitholders for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, change in control gains or losses and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of Adjusted FFO Available to Common Stockholders and Unitholders may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2018, 2017, and 2016.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Net Loss Available to the Common Stockholders	$(5,719,978)	$(3,339,136)	$(218,173)
Add: Net Loss Attributable to the Noncontrolling Interest	(718,093)	(413,014)	(26,567)
Depreciation and Amortization	20,884,643	16,999,619	15,019,071
Loss on Sale or Disposal of Assets	511,749	1,413,659	365,319
Gain on Involuntary Conversion of Asset	(917,767)	(2,242,876)	—
FFO Available to Common Stockholders and Unitholders	$14,040,554	$12,418,252	$15,139,650
Decrease (Increase) in Deferred Income Taxes	319,939	1,498,222	(1,558,966)
Loan Modification Fees	—	—	64,215
Unrealized Loss on Hedging Activities	808,958	28,384	37,384
Loss on Aborted Offering Costs	—	541,129	—
Loss on Early Debt Extinguishment	753,133	1,178,348	1,417,905
Adjusted FFO Available to Common Stockholders and Unitholders	$15,922,584	$15,664,335	$15,100,188

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2018, 2017, and 2016.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Net Loss Available to Common Stockholders	$(5,719,978)	$(3,339,136)	$(218,173)
Add: Net Loss Attributable to the Noncontrolling Interest	(718,093)	(413,014)	(26,567)
Interest Expense	19,953,746	15,727,628	17,735,107
Interest Income	(352,951)	(218,656)	(115,785)
Distributions to Preferred Stockholders	5,829,914	3,781,639	1,144,889
Income Tax Provision (Benefit)	469,349	1,737,804	(1,367,634)
Depreciation and Amortization	20,884,643	16,999,619	15,019,071
Unrealized Loss on Hedging Activities	808,958	28,384	37,384
Loss on Debt Extinguishment	753,133	1,178,348	1,417,905
Loss on Sale or Disposal of Assets	511,749	1,413,659	365,319
Gain on Involuntary Conversion of Asset	(917,767)	(2,242,876)	—
Corporate General and Administrative Expenses	6,180,962	6,335,926	6,021,065
Hotel EBITDA	$47,683,665	$40,989,325	$40,012,581

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

As of December 31, 2018, we had approximately $341.3 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and approximately $51.3 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.96%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Raleigh Brownstone and the mortgage on The Whitehall remains at approximately $51.3 million, the balance at December 31, 2018, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on these criteria.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2018, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2019 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on the Company’s directors is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s 2019 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2019 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2019 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2018 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2013 Plan (1)	N/A	N/A	586,650
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	586,650

(1)

On January 1, 2018, we granted 25,000 shares of restricted stock to our CFO, which vest in equal amounts of 5,000 shares over a five-year period during his employment on December 31 of each year, commencing December 31, 2018 and ending December 31, 2022.

On February 5, 2018, we granted 15,000 shares (3,000 each) of restricted stock to our independent directors that were fully vested on December 31, 2018.  Also, on February 5, 2018, we granted an additional 2,250 shares of unrestricted stock to director G. Scott Gibson IV in consideration for his service during 2017.

On February 11, 2019, we granted 12,750 shares of restricted stock to our independent directors, of which 12,000 will vest on December 31, 2019 and 750 will vest on April 30, 2019.  On February 22, 2019, we granted an additional 250 shares of restricted stock to one of our independent directors, which will vest on April 30, 2019.  These shares are included in the number of securities remaining available for future issuance at December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II – Ratification of Appointment of Accountants” in the Company’s 2019 Proxy Statement.

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

4.2

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

4.5

7.25% Senior Unsecured Note due 2021 and Notation of Guarantee (incorporated by reference to the document previously filed as Exhibit 4.9 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the Securities and Exchange Commission on May 10, 2018).

Exhibits
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

10.9

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

10.11

Sotherly Hotels Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2013). *

10.12

Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC and MHI Hotels Services LLC (incorporated by reference to the document previously filed as Exhibit 10.52 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.13

Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4000 South Ocean Property Owner, LLLP, dated as of June 1, 2017 (incorporated by reference to the document previously filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 10, 2017).

10.14

Addendum to Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4000 South Ocean Property Owner, LLLP, dated as of June 1, 2017 (incorporated by reference to the document previously filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 10, 2017).

Exhibits
10.15

Hotel Purchase and Sale Agreement by and between RP/HH Rosslyn Hotel Owner, LP and Sotherly Hotels LP, dated as of December 13, 2017 (incorporated by reference to the document previously filed as Exhibit 10.31 to our Current

Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018).

10.16

First Amendment to Hotel Purchase and Sale Agreement by and between RP/HH Rosslyn Hotel Owner, LP and Sotherly Hotels LP, dated as of January 11, 2018 (incorporated by reference to the document previously filed as Exhibit 10.32 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018).

21.1	List of Subsidiaries of Sotherly Hotels Inc.

21.2	List of Subsidiaries of Sotherly Hotels LP.

23.1	Consent of Dixon Hughes Goodman LLP.

23.2	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2019

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director	March 15, 2019

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 15, 2019

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director	March 15, 2019

/s/ DAVID J. BEATTY David J. Beatty	Director	March 15, 2019

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 15, 2019

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 15, 2019

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director	March 15, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors of the General Partner	March 15, 2019

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director of the General Partner	March 15, 2019

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer of the General Partner	March 15, 2019

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director of the General Partner	March 15, 2019

/s/ DAVID J. BEATTY David J. Beatty	Director of the General Partner	March 15, 2019

/s/ EDWARD S. STEIN Edward S. Stein	Director of the General Partner	March 15, 2019

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director of the General Partner	March 15, 2019

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director of the General Partner	March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Sotherly Hotels Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, including the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019, expressed an unqualified opinion thereon.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2016.

Tysons, Virginia

March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Sotherly Hotels Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sotherly Hotels Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, and our report dated March 15, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Tysons, Virginia

March 15, 2019

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017

ASSETS
Investment in hotel properties, net	$435,725,814	$357,799,512
Cash and cash equivalents	33,792,773	29,777,845
Restricted cash	4,075,508	3,651,197
Accounts receivable, net	6,766,696	5,587,077
Accounts receivable - affiliate	262,572	394,026
Prepaid expenses, inventory and other assets	5,262,884	7,292,565
Favorable lease assets, net	2,465,421	—
Deferred income taxes	5,131,179	5,451,118
TOTAL ASSETS	$493,482,847	$409,953,340
LIABILITIES
Mortgage loans, net	$364,828,845	$297,318,816
Unsecured notes, net	23,894,658	—
Accounts payable and accrued liabilities	16,268,096	13,813,623
Advance deposits	2,815,283	1,572,388
Dividends and distributions payable	3,409,593	3,073,483
TOTAL LIABILITIES	$411,216,475	$315,778,310
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized;
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,352,141 and 1,300,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	13,521	13,000
Common stock, par value $0.01, 49,000,000 shares authorized, 14,209,378 shares and 14,078,831 shares issued and outstanding at December 31, 2018 and 2017, respectively	142,093	140,788
Additional paid-in capital	147,085,112	146,249,339
Unearned ESOP shares	(4,379,742)	(4,633,112)
Distributions in excess of retained earnings	(61,052,418)	(48,765,860)
Total Sotherly Hotels Inc. stockholders’ equity	81,824,666	93,020,255
Noncontrolling interest	441,706	1,154,775
TOTAL EQUITY	82,266,372	94,175,030
TOTAL LIABILITIES AND EQUITY	$493,482,847	$409,953,340

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
REVENUE
Rooms department	$120,993,460	$105,727,372	$108,199,151
Food and beverage department	38,134,813	34,513,695	35,384,530
Other operating departments	19,044,848	14,025,626	9,262,071
Total revenue	178,173,121	154,266,693	152,845,752
EXPENSES
Hotel operating expenses
Rooms department	30,334,309	26,673,727	28,300,126
Food and beverage department	28,090,145	24,585,923	24,357,248
Other operating departments	6,419,502	4,405,515	2,438,860
Indirect	65,645,500	57,612,203	57,736,937
Total hotel operating expenses	130,489,456	113,277,368	112,833,171
Depreciation and amortization	20,884,643	16,999,619	15,019,071
Loss on disposal of assets	511,749	1,489,892	365,319
Corporate general and administrative	6,180,962	6,335,926	6,021,065
Total operating expenses	158,066,810	138,102,805	134,238,626
NET OPERATING INCOME	20,106,311	16,163,888	18,607,126
Other income (expense)
Interest expense	(19,953,746)	(15,727,628)	(17,735,107)
Interest income	352,951	218,656	115,785
Loss on early extinguishment of debt	(753,133)	(1,178,348)	(1,417,905)
Unrealized loss on hedging activities	(808,958)	(28,384)	(37,384)
Gain on sale of assets	—	76,233	—
Gain on involuntary conversion of assets	917,767	2,242,876	—
Net (loss) income before income taxes	(138,808)	1,767,293	(467,485)
Income tax benefit (provision)	(469,349)	(1,737,804)	1,367,634
Net (loss) income	(608,157)	29,489	900,149
Less: Net loss attributable to noncontrolling interest	718,093	413,014	26,567
Net income attributable to the Company	109,936	442,503	926,716
Distributions to preferred stockholders	(5,829,914)	(3,781,639)	(1,144,889)
Net loss available to common stockholders	$(5,719,978)	$(3,339,136)	$(218,173)
Net loss per share available to common stockholders
Basic	$(0.42)	$(0.24)	$(0.01)
Weighted average number of common shares outstanding
Basic	13,517,488	13,829,100	14,896,994

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2015	—	$—	14,490,714	$144,907	$82,749,058	$—	$(33,890,834)	$3,855,237	$52,858,368
Net income (loss)	—	—	—	—	—	—	926,716	(26,567)	900,149
Issuance of Series B Preferred Stock	1,610,000	16,100	—	—	37,750,431	—	—	—	37,766,531
Issuance of unrestricted common stock awards	—	—	24,250	242	128,040	—	—	—	128,282
Issuance of restricted common stock awards	—	—	12,000	120	63,360	—	—	—	63,480
Repurchase of common stock	—	—	(481,100)	(4,811)	(3,159,725)	—	—	—	(3,164,536)
Conversion of Operating Partnership units into shares of common stock	—	—	422,687	4,227	843,998	—	—	(848,225)	—
Amortization of restricted stock award	—	—	—	—	19,920	—	—	—	19,920
Preferred stock dividends declared	—	—	—	—	—	—	(1,144,889)	—	(1,144,889)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(5,436,747)	(651,270)	(6,088,017)
Balances at December 31, 2016	1,610,000	$16,100	14,468,551	$144,685	$118,395,082	$—	$(39,545,754)	$2,329,175	$81,339,288
Net income	—	—	—	—	—	—	442,503	(413,014)	29,489
Issuance of Series C Preferred Stock	1,300,000	13,000	—	—	30,475,660	—	—	—	30,488,660
Issuance of restricted common stock awards	—	—	12,000	120	89,040	—	—	—	89,160
Repurchase of common stock	—	—	(401,720)	(4,017)	(2,727,024)	—	—	—	(2,731,041)
Purchase of shares by ESOP	—	—	—	—	—	(4,874,758)	—	—	(4,874,758)
Amortization of ESOP shares	—	—	—	—	(3,339)	241,646	—	—	238,307
Amortization of restricted stock award	—	—	—	—	19,920	—	—	—	19,920
Preferred stock dividends declared	—	—	—	—	—	—	(3,781,639)	—	(3,781,639)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(5,880,970)	(761,386)	(6,642,356)
Balances at December 31, 2017	2,910,000	$29,100	14,078,831	$140,788	$146,249,339	$(4,633,112)	$(48,765,860)	$1,154,775	$94,175,030
Net loss	—	—	—	—	—	—	109,936	(718,093)	(608,157)
Issuance of unrestricted common stock awards	—	—	2,250	23	13,455	—	—	—	13,478
Issuance of restricted common stock awards	—	—	40,000	400	89,450	—	—	—	89,850
Issuance of common stock	—	—	88,297	882	573,292	—	—	—	574,174
Issuance of Series C Preferred Stock	52,141	521	—	—	1,004,542	—	—	—	1,005,063
Amortization of ESOP shares	—	—	—	—	(9,645)	253,370	—	—	243,725
Amortization of restricted stock award	—	—	—	—	32,100	—	—	—	32,100
Adjustment to minority interest in operating partnership	—	—	—	—	(867,421)	—	—	867,421	—
Preferred stock dividends declared	—	—	—	—	—	—	(5,829,914)	—	(5,829,914)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(6,566,580)	(862,397)	(7,428,977)
Balances at December 31, 2018	2,962,141	$29,621	14,209,378	$142,093	$147,085,112	$(4,379,742)	$(61,052,418)	$441,706	$82,266,372

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(608,157)	$29,489	$900,149
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,884,643	16,999,619	15,019,071
Amortization of deferred financing costs	1,020,396	776,410	1,147,864
Amortization of mortgage premium	(24,681)	(24,681)	(24,682)
Gain on involuntary conversion of assets	(917,767)	(2,242,876)	—
Unrealized loss on derivative instrument	808,958	28,384	37,384
Loss on sale or disposal of assets	511,749	1,413,659	365,319
Loss on early extinguishment of debt	753,133	1,178,348	1,417,905
ESOP and stock - based compensation	379,153	347,387	211,682
Changes in assets and liabilities:
Accounts receivable	(885,929)	(1,492,119)	(56,573)
Prepaid expenses, inventory and other assets	1,620,941	(2,780,246)	(334,063)
Deferred income taxes	319,939	1,498,222	(1,558,966)
Accounts payable and other accrued liabilities	1,148,869	1,244,731	(35,188)
Advance deposits	1,020,670	(743,399)	663,947
Accounts receivable - affiliate	131,454	(389,851)	222,377
Net cash provided by operating activities	26,163,371	15,843,077	17,976,226
Cash flows from investing activities:
Acquisitions of hotel properties	(79,732,716)	(3,986,849)	—
Improvements and additions to hotel properties	(22,104,775)	(23,155,738)	(14,912,677)
Proceeds from the sale of hotel property	—	5,434,856	—
Proceeds from involuntary conversion	917,767	2,275,666	—
Proceeds from the sale or disposal of assets	20,677	105,401	213,400
Net cash used in investing activities	(100,899,047)	(19,326,664)	(14,699,277)
Cash flows from financing activities:
Proceeds of mortgage debt	175,800,000	40,500,000	102,700,000
Proceeds from mortgage loan receivable	—	—	2,600,711
Proceeds of unsecured debt	25,000,000	—	—
Proceeds from issuance of common stock, net	574,174	—	—
Proceeds from issuance of preferred stock, net	1,005,063	30,488,660	37,766,531
Redemption of unsecured notes	—	(25,300,000)	(27,600,000)
Payments on mortgage loans	(107,237,891)	(25,990,271)	(89,619,564)
Settlement or repurchase of common stock	—	(3,708,891)	(2,061,407)
Payments of deferred financing costs	(3,816,848)	(837,991)	(1,796,351)
Funding of ESOP stock purchase	—	(4,874,758)	—
Dividends and distributions paid	(6,319,669)	(5,945,401)	(5,851,813)
Preferred dividends paid	(5,829,914)	(3,781,639)	(339,889)
Net cash provided by financing activities	79,174,915	549,709	15,798,218
Net increase (decrease) in cash, cash equivalents and restricted cash	4,439,239	(2,933,878)	19,075,167
Cash, cash equivalents and restricted cash at the beginning of the period	33,429,042	36,362,920	17,287,753
Cash, cash equivalents and restricted cash at the end of the period	$37,868,281	$33,429,042	$36,362,920
Supplemental disclosures:
Cash paid during the period for interest	$18,325,563	$15,253,059	$16,881,223
Cash paid during the period for income taxes	$173,753	$162,677	$192,965
Non-cash investing and financing activities:
Settlements for repurchase of common stock in accounts payable and accrued liabilities	$-	$125,279	$1,103,129

Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$222,989	$151,499	$431,858
Change in amount of non-controlling interest and additional paid-in-capital	$867,421	$-	$-

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of the General Partner of

Sotherly Hotels LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP and subsidiaries (the "Partnership") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes, including the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Partnership’s auditor since 2016.

Tysons, Virginia

March 15, 2019

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017

ASSETS
Investment in hotel properties, net	$435,725,814	$357,799,512
Cash and cash equivalents	33,792,773	29,777,845
Restricted cash	4,075,508	3,651,197
Accounts receivable, net	6,766,696	5,587,077
Accounts receivable - affiliate	262,572	394,026
Loan receivable - affiliate	4,446,410	4,650,969
Prepaid expenses, inventory and other assets	5,262,884	7,292,565
Favorable lease assets, net	2,465,421	—
Deferred income taxes	5,131,179	5,451,118
TOTAL ASSETS	$497,929,257	$414,604,309
LIABILITIES
Mortgage loans, net	$364,828,845	$297,318,816
Unsecured notes, net	23,894,658	—
Accounts payable and other accrued liabilities	16,268,100	13,813,623
Advance deposits	2,815,283	1,572,388
Dividends and distributions payable	3,466,136	3,119,027
TOTAL LIABILITIES	$411,273,022	$315,823,854

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, $0.01 par value, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at December 31, 2018 and 2017, respectively	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,352,141 and 1,300,000 units issued and outstanding at December 31, 2018 and 2017, respectively	31,493,723	30,488,660
General Partner: 159,876 units and 158,570 units issued and outstanding as of December 31, 2018 and 2017, respectively	452,165	586,725
Limited Partners: 15,827,642 units and 15,698,401 units issued and outstanding as of December 31, 2018 and 2017, respectively	16,943,816	29,938,539
TOTAL PARTNERS’ CAPITAL	86,656,235	98,780,455
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$497,929,257	$414,604,309

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
REVENUE
Rooms department	$120,993,460	$105,727,372	$108,199,151
Food and beverage department	38,134,813	34,513,695	35,384,530
Other operating departments	19,044,848	14,025,626	9,262,071
Total revenue	178,173,121	154,266,693	152,845,752
EXPENSES
Hotel operating expenses
Rooms department	30,334,309	26,673,727	28,300,126
Food and beverage department	28,090,145	24,585,923	24,357,248
Other operating departments	6,419,502	4,405,515	2,438,860
Indirect	65,645,500	57,612,203	57,736,937
Total hotel operating expenses	130,489,456	113,277,368	112,833,171
Depreciation and amortization	20,884,643	16,999,619	15,019,071
Loss on disposal of assets	511,749	1,489,892	365,319
Corporate general and administrative	6,180,962	6,335,926	6,021,065
Total operating expenses	158,066,810	138,102,805	134,238,626
NET OPERATING INCOME	20,106,311	16,163,888	18,607,126
Other income (expense)
Interest expense	(19,953,746)	(15,727,628)	(17,735,107)
Interest income	352,951	218,656	115,785
Loss on early extinguishment of debt	(753,133)	(1,178,348)	(1,417,905)
Unrealized loss on hedging activities	(808,958)	(28,384)	(37,384)
Gain on sale of assets	—	76,233	—
Gain on involuntary conversion of assets	917,767	2,242,876	—
Net (loss) income before income taxes	(138,808)	1,767,293	(467,485)
Income tax benefit (provision)	(469,349)	(1,737,804)	1,367,634
Net (loss) income	(608,157)	29,489	900,149
Distributions to preferred unit holder	(5,829,914)	(3,781,639)	(1,144,889)
Net loss available to operating partnership unit holders	$(6,438,071)	$(3,752,150)	$(244,740)
Net loss attributable per operating partner unit
Basic and diluted	$(0.40)	$(0.23)	$(0.01)
Weighted average number of operating partner units outstanding
Basic and diluted	15,923,978	16,224,005	16,710,935

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Preferred Units			General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2015	—	$—	$—	166,915	$774,295	16,524,626	$52,084,073	$52,858,368
Issuance of common partnership units	—	—	—	363	1,918	35,887	189,844	191,762
Issuance of Preferred Series B units	1,610,000	37,766,531	—	—	—	—	—	37,766,531
Repurchased common units	—	—	—	(4,811)	(31,645)	(476,289)	(3,132,891)	(3,164,536)
Amortization of restricted units award	—	—	—	—	149	—	19,771	19,920
Preferred units distributions declared	—	(1,144,889)	—	—	—	—	—	(1,144,889)
Partnership units distributions declared	—	—	—	—	(60,881)	—	(6,027,136)	(6,088,017)
Net income	—	1,144,889	—	—	(2,447)	—	(242,293)	900,149
Balances at December 31, 2016	1,610,000	$37,766,531	$—	162,467	$681,389	16,084,224	$42,891,368	$81,339,288
Issuance of common partnership units	—	—	—	120	892	11,880	88,268	89,160
Issuance of Preferred Series C units	1,300,000	—	30,488,660	—	—	—	—	30,488,660
Repurchased common units	—	—	—	(4,017)	(27,310)	(397,703)	(2,703,731)	(2,731,041)
Amortization of restricted units award	—	—	—	—	199	—	19,721	19,920
Unit based compensation	—	—	—	—	—	—	200,494	200,494
Preferred units distributions declared	—	(3,220,000)	(561,639)	—	—	—	—	(3,781,639)
Partnership units distributions declared	—	—	—	—	(68,740)	—	(6,805,136)	(6,873,876)
Net income	—	3,220,000	561,639	—	295	—	(3,752,445)	29,489
Balances at December 31, 2017	2,910,000	$37,766,531	$30,488,660	158,570	$586,725	15,698,401	$29,938,539	$98,780,455
Issuance of common partnership units	—	—	—	1,306	6,775	129,241	670,727	677,502
Issuance of preferred units	52,141	—	1,005,063	—	—	—	—	1,005,063
Amortization of restricted units award	—	—	—	—	321	—	31,779	32,100
Unit based compensation	—	—	—	—	—	—	326,766	326,766
Preferred units distributions declared	—	(3,220,000)	(2,609,914)	—	—	—	—	(5,829,914)
Partnership units distributions declared	—	—	—	—	(77,276)	—	(7,650,304)	(7,727,580)
Net loss	—	3,220,000	2,609,914	—	(64,380)	—	(6,373,691)	(608,157)
Balances at December 31, 2018	2,962,141	$37,766,531	$31,493,723	159,876	$452,165	15,827,642	$16,943,816	$86,656,235

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(608,157)	$29,489	$900,149
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,884,643	16,999,619	15,019,071
Amortization of deferred financing costs	1,020,396	776,410	1,147,864
Amortization of mortgage premium	(24,681)	(24,681)	(24,682)
Gain on involuntary conversion of assets	(917,767)	(2,242,876)	—
Unrealized loss on derivative instrument	808,958	28,384	37,384
Loss on sale or disposal of assets	511,749	1,413,659	365,319
Loss on early extinguishment of debt	753,133	1,178,348	1,417,905
ESOP and unit - based compensation	462,193	309,574	211,682
Changes in assets and liabilities:
Accounts receivable	(885,929)	(1,492,119)	(56,573)
Prepaid expenses, inventory and other assets	1,620,941	(2,780,246)	(334,063)
Deferred income taxes	319,939	1,498,222	(1,558,966)
Accounts payable and other accrued liabilities	1,148,869	1,244,731	(35,188)
Advance deposits	1,020,670	(743,399)	663,947
Accounts receivable - affiliate	131,454	(389,851)	222,377
Net cash provided by operating activities	26,246,411	15,805,264	17,976,226
Cash flows from investing activities:
Acquisitions of hotel properties	(79,732,716)	(3,986,849)	-
Improvements and additions to hotel properties	(22,104,775)	(23,155,738)	(14,912,677)
Proceeds from the sale of hotel property	—	5,434,856	—
ESOP loan advances	—	(4,874,758)	—
ESOP loan payments received	204,559	223,789	—
Proceeds from involuntary conversion	917,767	2,275,666	—
Proceeds from the sale or disposal of assets	20,677	105,401	213,400
Net cash used in investing activities	(100,694,488)	(23,977,633)	(14,699,277)
Cash flows from financing activities:
Proceeds of mortgage debt	175,800,000	40,500,000	102,700,000
Proceeds from mortgage loan receivable	—	—	2,600,711
Proceeds of unsecured debt	25,000,000	—	—
Proceeds from issuance of common units, net	574,174	—	—
Proceeds from issuance of preferred units, net	1,005,063	30,488,660	37,766,531
Settlement or repurchase of common units	—	(3,708,891)	(2,061,407)
Redemption of unsecured notes	—	(25,300,000)	(27,600,000)
Payments on mortgage loans	(107,237,891)	(25,990,271)	(89,619,564)
Payments of deferred financing costs	(3,816,848)	(837,991)	(1,796,351)
Distributions and dividends paid	(6,607,268)	(6,131,377)	(5,851,813)
Preferred dividends paid	(5,829,914)	(3,781,639)	(339,889)
Net cash provided by financing activities	78,887,316	5,238,491	15,798,218
Net increase (decrease) in cash, cash equivalents and restricted cash	4,439,239	(2,933,878)	19,075,167
Cash, cash equivalents and restricted cash at the beginning of the period	33,429,042	36,362,920	17,287,753
Cash, cash equivalents and restricted cash at the end of the period	$37,868,281	$33,429,042	$36,362,920
Supplemental disclosures:
Cash paid during the period for interest	$18,318,331	$15,253,059	$16,881,223
Cash paid during the period for income taxes	$173,753	$162,677	$192,965
Non-cash investing and financing activities:

Settlements for repurchase of common units in accounts payable and accrued liabilities	$-	$125,279	$1,103,129
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$222,989	$151,499	$431,858

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation, (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States. Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio, as of December 31, 2018, consists of investments in twelve hotel properties, comprising 3,156 rooms and one hotel commercial condominium unit which forms a part of a 400 room condominium-hotel.  All of the Company’s hotels, except for The DeSoto, the Georgian Terrace, The Whitehall and the Hyde Resort & Residences, operate under the Hilton, Crowne Plaza, DoubleTree, Hyatt and Sheraton brands.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2018, was approximately 88.9% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS”), each of which is a wholly-owned subsidiary of the Operating Partnership.  For the years ended December 31, 2018, 2017 and 2016, MHI TRS engaged an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”) and Highgate Hotels, L.P. (“Highgate Hotels”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On June 30, 2016, we entered into a loan agreement and other loan documents, including a guaranty of payment by the Operating Partnership, to secure a $19.0 million mortgage on the Crowne Plaza Tampa Westshore with Fifth Third Bank.  The mortgage term has an initial term of three years, and may be extended for two additional periods of one year each, subject to certain conditions. The mortgage bears a floating interest rate of the 30-day LIBOR plus 3.75%, subject to a floor rate of 3.75%.  The note has monthly principal payments of $23,100 and provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions.  We used the proceeds to repay the existing first mortgage on the Crowne Plaza Tampa Westshore and to pay closing costs and used the balance of the proceeds for general corporate purposes.

On August 23, 2016, the Company sold 1,610,000 shares of 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), for net proceeds after all expenses of approximately $37.8 million, which it contributed to the Operating Partnership for an equivalent number of preferred partnership units.

On September 30, 2016, we redeemed the entire $27.6 million aggregate principal amount of our outstanding 8.0% senior unsecured notes (the “8% Notes”).

On October 12, 2016, we entered into a loan agreement to secure a $20.5 million mortgage on The Whitehall with the International Bank of Commerce.  Pursuant to the loan documents, the loan provided initial proceeds of $15.0 million, with an additional $5.5 million available upon the satisfaction of certain conditions, has a term of five years, bears a floating interest rate of the one month LIBOR plus 3.5%, subject to a floor rate of 4.0%, amortizes on an 18-year schedule after a 2-year interest only period, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP.

On November 3, 2016, we entered into a loan agreement to refinance the mortgage on the Sheraton Louisville Riverside with Symetra Life Insurance Company.  Pursuant to the loan documents, the loan provided proceeds of $12.0 million, has a maturity date of December 1, 2026, bears a fixed interest rate of 4.27% for the first 5 years of the loan with an option for the lender to reset that rate after 5 years, amortizes on a 25-year schedule, is subject to prepayment fees, and is guaranteed by Sotherly Hotels LP up to 50% of the unpaid principal balance, interest, and other amounts owed.

On November 3, 2016, we entered into a loan agreement to modify and extend the mortgage on the Crowne Plaza Hampton Marina with TowneBank.  Pursuant to the amended loan documents, the loan continues to bear a fixed interest rate of 5.00%, has a maturity date of November 1, 2019, and beginning on December 1, 2016 requires monthly principal payments of $15,367 plus interest.

On December 1, 2016, we entered into a promissory note and other loan documents to secure a $35.0 million mortgage on the Hotel Ballast Wilmington, Tapestry Collection by Hilton with MONY Life Insurance Company.  Pursuant to the loan documents, the loan: provides initial proceeds of $30.0 million, with an additional $5.0 million available upon the satisfaction of certain conditions. The mortgage term is ten years maturing January 1, 2027, subject to certain criteria. The mortgage bears a fixed interest rate of 4.25%.  The mortgage amortizes on a 25-year schedule after a 1-year interest-only period. We used the proceeds to repay the existing first mortgage on the Hotel Ballast Wilmington, Tapestry Collection by Hilton and to pay closing costs, and will use the balance of the proceeds to fund ongoing renovations at the hotel and for general corporate purposes.

On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management. For the years ended December 31, 2018, 2017 and 2016, the Company repurchased no shares in 2018, 401,720 and 481,100 shares of common stock, respectively, for approximately$0, $2.7 million and $3.2 million, respectively.  The repurchased shares have been returned to the status of authorized but unissued shares of common stock. The Company used available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2019, unless extended by the Board of Directors.

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

On June 1, 2017, we entered into an agreement to purchase the commercial unit of the planned Hyde Beach House Resort & Residences, a condominium hotel under development in Hollywood, Florida, for a price of $5.1 million from 4000 South Ocean Property Owner, LLLP.  In connection with the agreement, we also entered into a pre-opening services agreement whereby the seller has agreed to pay us approximately $0.8 million in connection with certain pre-opening activities to be undertaken prior to the closing.  We have agreed to purchase inventories at closing consistent with the management and operation of the planned hotel and the related condominium association for an additional amount and have further agreed to enter into a lease agreement for the parking garage and poolside cabanas associated with the planned hotel and to enter into a management agreement relating to the operation and management of the planned hotel’s condominium association.  We anticipate that the closing of the transaction and the execution of related agreements will take place by the end of 2019, once construction of the planned hotel has been substantially completed.  The closing of the transaction is subject to various closing conditions as described in the purchase agreement.

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

On February 1, 2018, we received proceeds of $5.0 million on the Hotel Ballast Wilmington, Tapestry Collection by Hilton mortgage loan after meeting certain requirements, per the mortgage documents.

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

On March 1, 2018, we acquired the 318-room Hyatt Centric Arlington located in Arlington, Virginia at an aggregate purchase price of approximately $79.7 million, including seller credits (the “Arlington Acquisition”).  Concurrently with the closing, we entered into a franchise agreement with an affiliate of Hyatt Hotels Corporation for the hotel to continue operating as the Hyatt Centric Arlington, and a management agreement with Highgate Hotels for the management of the hotel.  The management agreement: (i) has an initial term of three years commencing March 1, 2018; (ii) provides for a base management fee equal to 2.50% of gross revenues; and (iii) provides for an incentive management fee equal to 10% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any year shall not exceed 0.5% of the gross revenues of the hotel.  The Hyatt Centric Arlington is subject to a long-term ground lease agreement that covers all of the land underlying the hotel.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross rooms revenues in excess of certain thresholds, as defined in the agreements.  The initial term of the ground lease expires in 2025 and may be extended by us for five additional renewal periods of 10 years each.

On March 1, 2018, we entered into a loan agreement, a first and second promissory note (“Note A” and “Note B”, respectively), and other loan documents, including a guarantee by the Operating Partnership, to secure an aggregate $57.0 million mortgage (the “Mortgage Loan”) on the Hyatt Centric Arlington with Fifth Third Bank.  Pursuant to the Mortgage Loan documents, Note A had an original principal balance in the amount of $50.0 million; had a term of 3 years, with two 1-year extension options, each of which is subject to certain criteria; bore a floating interest rate of one-month LIBOR plus 3.00%, payable monthly; and required monthly principal payments of $78,650.  Pursuant to the Mortgage Loan documents, Note B had an original principal balance in the amount of $7.0 million; had a term of 1-year, with two 1-year extension options, each of which is subject to certain criteria; bore a floating interest rate of 3-month LIBOR plus 5.00%, payable monthly; and requires monthly principal payments of $100,000 during the initial

1-year term, $150,000 during the first 1-year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.  The full amount of the loan proceeds, together with proceeds of the 7.25% Notes offering and cash on hand, were used to finance the Arlington Acquisition.

On July 2, 2018, we purchased a portion of the parking lot, previously leased, adjacent to the DoubleTree by Hilton Raleigh Brownstone-University for an aggregate purchase price of $3.5 million.

On July 27, 2018, we entered into a loan agreement and other documents, including a promissory note, to secure a mortgage on the DoubleTree by Hilton Raleigh Brownstone-University with MetLife Commercial Mortgage Originator, LLC. The mortgage has an initial principal balance of $18.3 million, with an additional $5.2 million available upon the satisfaction of certain conditions. The mortgage has an initial term of 4 years with a 1-year extension and bears a floating rate of interest equal to the 1-month LIBOR rate plus 4.00%. The mortgage requires monthly interest-only payments and, following a 12-month lockout, can be prepaid with a penalty during its second year and without penalty thereafter. We entered into an interest-rate cap agreement to limit our exposure through August 1, 2022 to increases in LIBOR exceeding 3.25% on a notional amount of $23.5 million. We used a portion of the proceeds to repay the existing first mortgage on the DoubleTree by Hilton Raleigh Brownstone-University and to pay closing costs and intend to use the balance of the proceeds for general corporate purposes.

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

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5.0 million and up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through December 31, 2018, the Company sold 88,297 shares of common stock and 52,141 shares of Series C Preferred Stock, for an aggregate total of approximately $1.8 million in gross proceeds before recognition of offering costs.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2018 and 2017 were approximately $471,996 and $532,070, respectively. Amortization expense for the years ended December 31, 2018, 2017, and 2016 was $60,073, $46,209 and $52,330, respectively.

Favorable Lease Assets, Net – Favorable lease assets are recorded on non-market contracts assumed as part of the acquisition of certain hotels.  We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date.  Favorable lease assets are recorded at the acquisition date and amortized using straight-line method over the term of the remaining agreement.  Amortization expense for the twelve-month periods ended December 31, 2018, 2017 and 2016 totaled $316,080, $0 and $0, respectively.

Deferred Financing and Offering Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt and are reflected in mortgage loans, net and unsecured notes, net on the consolidated balance sheets. Deferred offering costs are recorded at cost and consist of offering fees and other costs incurred in advance of issuing equity and are reflected in prepaid expenses, inventory and other assets on the consolidated balance sheets. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

Our deferred offering costs are applied pro-rata against the minimum anticipated proceeds of an equity offering.  If the offering does not generate the minimum anticipated proceeds or is aborted then the excess will be included in corporate general and administrative expenses in the consolidated statements of operations. During the twelve months ended December 31, 2018, 2017 and 2016, the Company wrote off $0, approximately $0.5 million and $0 of deferred offering costs, respectively. As of December 31, 2018, there were no deferred offering costs included in prepaid expenses, inventory and other assets.

Derivative Instruments – Our derivative instruments are reflected as assets or liabilities on the consolidated balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity and partners’ capital to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis and there were no non-recurring asset and liability fair value measurements as of December 31, 2018 and 2017, respectively):

	Level 1	Level 2	Level 3
December 31, 2017
Interest Rate Cap (1)	$—	$5,213	$—
Interest Rate Swap (2)	$—	$—	$—
Mortgage loans (3)	$—	$(292,368,370)	$—
Unsecured notes (4)	$—	$—	$—
December 31, 2018
Interest Rate Caps (1)	$—	$94,697	$—
Interest Rate Swap (2)	$—	$(984,677)	$—
Mortgage loans (3)	$—	$(357,279,949)	$—
Unsecured notes (4)	$(25,390,000)	$—	$—

(1)	Interest rate caps, which caps the 1-month LIBOR rates between 2.5% and 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at carrying value on our Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.
(4)	Unsecured notes are recorded at historical cost on our Consolidated Balance Sheet as of December 31, 2018.

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

Revenue Recognition – Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary services. Room revenue is recognized over a customer's hotel stay. Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the commission earned from the third party. If the Company is the principal, the Company recognizes revenue based upon the gross sales price. Some contracts for rooms or food and beverage services require an upfront deposit which is recorded as advanced deposits (or contract liabilities) and recognized once the performance obligations are satisfied and shown on our consolidated balance sheets.

Certain of the Company's hotels have retail spaces, restaurants or other spaces which the Company leases to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included in other operating revenues in the Company's consolidated statements of operations.

The Company collects sales, use, occupancy and similar taxes at its hotels which are presented on a net basis on the consolidated statements of operations. Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. The Company maintains an allowance for doubtful accounts sufficient to cover estimated potential credit losses.

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statement of operations pursuant to the terms of each lease. Lease revenue was $1,730,015, $1,780,525 and $1,785,934, for the years ended December 31, 2018, 2017, and 2016, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

December 31, 2019	$1,675,930
December 31, 2020	1,625,491
December 31, 2021	1,566,965
December 31, 2022	1,393,983
December 31, 2023	557,428
December 31, 2024 and thereafter	3,199,781
Total	$10,019,578

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 2018, deferred tax assets total approximately $5.1 million, of which approximately $4.4 million relates to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses, accounting for certain non-recurring costs and expenses during the current and prior two fiscal years, as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-

than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required. As of December 31, 2018, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2015 through 2017. In addition, as of December 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2014 through 2017.

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

As of December 31, 2018, under the 2013 Plan, the Company has made stock awards totaling 163,350 shares, including 77,600 non-restricted shares to certain executives, directors and employees, and 85,750 restricted shares issued to its independent directors and one employee. All awards have vested except for 20,000 shares issued to one employee, which will vest over the next 4 years.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2018, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.

Total stock based compensation cost recognized under the 2004 Plan and 2013 Plan for the years ended December 31, 2018, 2017, and 2016 was $135,428, $109,080 and $211,682, respectively. The 2004 Plan was terminated in April 2013.

Additionally, the Company sponsors and maintains an ESOP and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the years ended December 31, 2018, 2017, and 2016 the ESOP compensation cost was $253,370, $238,307 and $0, respectively.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

Advertising – Advertising costs were $432,754, $357,379 and $452,665 for the years ended December 31, 2018, 2017, and 2016, respectively and are expensed as incurred.

Business Interruption Proceeds – Insurance recoveries for business interruption were recognized during the years ended December 31, 2018 and 2017, for approximately $0.8 million and $0.6 million, respectively.  The events that resulted in these recoveries during the year ending December 31, 2018, were an caused by an electrical outage at our property in Houston, Texas and by Hurricane Florence at our property in Wilmington, North Carolina.   Business interruption recoveries during the year ended December 31, 2017, were caused by the electrical outage at our property in Houston, Texas and by hurricanes Irma and Matthew at our properties in Savannah, Georgia and Tampa, Florida, respectively.  The insurance proceeds were reflected in the statement of operations in other operating departments revenues.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the years ending December 31, 2018, 2017, and 2016, we recognized approximately $0.9 million, approximately $2.2 million and $0, respectively, for gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

Reclassifications – Certain reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.  We have adopted ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, whereby the restricted cash balances are reflected in the total Cash, Cash Equivalents and Restricted Cash for both current and prior year presentation.  We have also reclassified gain (loss) on disposal of assets in the prior period’s consolidated statements of operations, to separate disposals related to changes in estimated useful lives of assets, from assets which were disposed of by sale in the respective periods.  Certain other reclassifications in the amount of approximately $0.6 million for the twelve-month period ending December 31, 2016, from rooms expense to indirect expense balances on the consolidated statements of operations have been made to conform to the current period presentation.  We also reclassified approximately $0.3 million for the twelve-month period ending December 31, 2016 on the statement of cash flows into line item, loss on early extinguishments of debt, and out of line item, payments of deferred financing costs, in order to conform to the current period presentation.

New Accounting Pronouncements – In July 2018, Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, The FASB decided to provide another transition method and practical expedients in addition to the existing transition method (a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements) by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Upon adoption, we currently expect to elect the practical expedients allowed under the guidance and retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. We also expect that we will elect not to restate prior periods for the impact of the adoption of the new standard and will instead recognize a cumulative-effect adjustment to beginning retained earnings in the period of adoption. These standards are expected to result in the recognition of right-to-use assets and related liabilities to account for our future obligations under the ground lease arrangements for which we are the lessee. We expect to recognize right of use assets and corresponding liabilities of approximately $2.0 million to approximately $5.0 million during the first quarter of 2019.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We adopted this ASU on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities it has not had a material effect on our consolidated financial statements, however this ASU may have a significant impact on future transactions.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  The FASB issued this update to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in this update also simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses in many transactions related to: a partial sale of real estate; a transfer of a nonfinancial asset within the scope of FASB ASC Topic 845, Nonmonetary Transactions; a contribution of a nonfinancial asset to form a joint venture; and a transfer of a nonfinancial asset to an equity method investee. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted this ASU as of January 1, 2018.  This ASU has not had a material impact on our current consolidated balance sheets, statements of operations or cash flows, however this ASU may have a significant impact on future transactions.

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business (Topic 805).  This ASU clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business.  This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods.  Early adoption is permitted.  We adopted this ASU on January 1, 2018 and expect certain future hotel acquisitions will be considered asset purchases instead of business combinations. The effects are mainly in regard to acquisition costs treatment, which in the case of asset purchases, are capitalized on the consolidated balance sheets, and in the case of business combinations are typically expensed into the consolidated statements of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. We have created an inventory of our leases and are analyzing our current ground lease, office lease, other right-of-use assets and lease liabilities, and parking garage lease obligations that exist.  The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. In July 2018, Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, The FASB decided to provide another transition method and practical expedients in addition to the existing transition method (a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements) by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, we currently expect to elect the practical expedients allowed under the guidance and retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. We also expect that we will elect not to restate prior periods for the impact of the adoption of the new standard and will instead recognize a cumulative-effect adjustment to beginning retained earnings in the period of adoption. These standards are expected to result in the recognition of right-to-use assets and related liabilities to account for our future obligations under the ground lease arrangements for which we are the lessee. We expect to recognize right of use assets and corresponding liabilities of approximately $2.0 million to approximately $5.0 million during the first quarter of 2019.

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

2014-09 will have on our consolidated financial statements and our evaluation of each of our revenue streams under the new standard. Because of the short-term, day-to-day nature of our hotel revenues, we determined that the pattern of revenue recognition will not change significantly. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agent guidance, which presentation is deemed immaterial for us and will not affect net income. Additionally, we do not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We finalized our expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. We adopted this ASU on January 1, 2018 under the cumulative effect transition method. No adjustment was recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact for us. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported under Revenue Recognition (Topic 605). We also expect that the effect of ASU No. 2014-09 will be immaterial on an on-going basis.

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

The results of operations of the hotels are included in our consolidated financial statements from the date of acquisition. The total revenue and net income related to the Hyatt Centric Arlington acquisition for the period March 1, 2018 to December 31, 2018 are approximately $18.1 million and $0.8 million, respectively.

Hyde Resort & Residences. On January 30, 2017, we acquired the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $4.8 million.

The total revenue and net income related to the Hyde Resort & Residences acquisition for the period January 1, 2018 to December 31, 2018 are approximately $6.7 million and $0.1 million, respectively and total revenue and net loss for the period January 30, 2017 to December 31, 2017 are approximately $4.0 million and $(0.7) million, respectively.

 The allocation of the purchase price based on their fair values was as follows:

	Hyatt Centric Arlington	Hyde Resort & Residences
Land and land improvements	$190,916	$500
Buildings and improvements	70,369,046	4,309,500
Furniture, fixtures and equipment	6,229,888	72,616
Favorable lease and other intangible assets	3,054,812	—
Investment in hotel properties	79,844,662	4,382,616
Accrued liabilities and other costs	(111,946)	(866,142)
Prepaid expenses, inventory and other assets	—	470,375
Net cash	$79,732,716	$3,986,849

4. Investment in Hotel Properties, Net

Investment in hotel properties as of December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Land and land improvements	$64,409,730	$59,504,625
Buildings and improvements	424,657,327	348,532,577
Furniture, fixtures and equipment	57,830,987	48,467,956
	546,898,044	456,505,158
Less: accumulated depreciation and impairment	(111,172,230)	(98,705,646)
Investment in Hotel Properties, Net	$435,725,814	$357,799,512

Our review of possible impairment during the years ended December 31, 2018, 2017 and 2016, resulted in no impairment on our investment in hotel properties, respectively.

5. Debt

Mortgage Loans, Net. As of December 31, 2018 and 2017, we had approximately $364.8 million and approximately $297.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2018	2017	Penalties	Date	Provisions	Rate
Crowne Plaza Tampa Westshore (1)	$18,307,000	$15,284,200	None	6/30/2019	(1)	LIBOR plus 3.75%
The DeSoto (2)	33,824,350	34,645,929	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (3)	34,773,546	35,294,741	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (4)	8,845,299	9,132,558	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (5)	42,026,986	30,432,260	None	7/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (6)	18,300,000	14,503,925	Yes	7/27/2022	(6)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (7)	57,064,824	58,023,567	n/a	10/1/2025	30 years	4.913%
Georgian Terrace (8)	44,202,968	45,032,662	n/a	6/1/2025	30 years	4.42%
Hotel Ballast Wilmington, Tapestry Collection by Hilton(9)	34,236,104	30,000,000	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	49,885,045	—	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,414,300	11,701,930	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	$14,733,458	15,000,000	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$367,613,880	$299,051,772
Deferred financing costs, net	(2,951,327)	(1,923,928)
Unamortized premium on loan	$166,292	190,972
Total Mortgage Loans, Net	$364,828,845	$297,318,816

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

(3)	The note may not be prepaid until August 2019, after which it is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(4)	The note is subject to a pre-payment penalty until April 2021. Prepayment can be made without penalty thereafter.
(5)

The note bears a floating interest rate of 1-month LIBOR plus 2.27%, but we entered into a swap agreement to fix to the rate at 5.237%.  Under the swap agreement, notional amounts approximate the declining balance of the loan and we are responsible for any potential termination fees associated with early termination of the swap agreement.

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

At December 31, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of the mortgage on the Crowne Plaza Tampa Westshore. At December 31, 2018, we failed to meet the Debt Service Coverage Ratio (“DSCR”) covenant under the mortgage of the Crowne Plaza Tampa Westshore. We are currently in discussions with the existing lender to modify or refinance the mortgage on similar terms, with an extension of the maturity date and a reduced DSCR requirement.  Notwithstanding the modification discussions, the existing loan agreement contains a balancing provision that allows us to either pay down the principal balance of the loan or offer cash collateral sufficient to meet the DSCR requirement with which we will comply in the event a modification or refinance cannot be executed.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2018 were as follows:

December 31, 2019	$24,301,062
December 31, 2020	6,161,782
December 31, 2021	14,362,532
December 31, 2022	24,752,732
December 31, 2023	60,594,053
December 31, 2024 and thereafter	237,441,719
Total future maturities	$367,613,880

Unsecured Notes

7.0% Unsecured Notes. On November 21, 2014, the Operating Partnership issued its 7% Notes in the aggregate amount of $25.3 million. The indenture required quarterly payments of interest and was to mature on November 15, 2019.  The 7% Notes were redeemed on November 15, 2017 at 101% of face value.

7.25% Unsecured Notes. On February 12, 2018, the Company and the Operating Partnership closed on a sale and issuance by the Operating Partnership of an aggregate $25.0 million of the 7.25% Notes, unconditionally guaranteed by the Company, for net proceeds after all estimated expenses of approximately $23.3 million.  The Operating Partnership used the net proceeds from this offering, together with existing cash on hand and $57.0 million of asset-level mortgage indebtedness, to finance the Arlington Acquisition and for working capital.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2018, 2017, and 2016 was each $72,984, respectively.

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

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the years ended December 31, 2018, 2017, and 2016 was $2,602, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and extended to August 31, 2019. Rent expense for the years ended December 31, 2018, 2017, and 2016 was $96,117, $90,208 and $91,003, respectively.

We lease the parking garage adjacent to the Hyde Resort & Residences, along with meeting and office space, in Hollywood Beach, Florida. The parking garage and meeting space is leased under a 20-year operating lease requiring monthly payments of $20,000, which expires in February 2037.  Rent expense for the years ending December 31, 2018 and 2017 totaled $240,000 and $220,000, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended by us for five additional renewal periods of 10 years each. Rent expense for the twelve months ended December 31, 2018 was $524,490.

We also lease certain furniture and equipment under financing arrangements expiring by October 2019.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2019	475,343
December 31, 2020	364,163
December 31, 2021	354,639
December 31, 2022	351,464
December 31, 2023	351,464
December 31, 2024 and thereafter	3,568,701
Total	$5,465,774

Employment Agreements— The Company has entered into various employment contracts with employees that could result in obligations to us in the event of a change in control or termination without cause.

Management Agreements – As of December 31, 2018, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of December 31, 2018, each of our wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2018, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently expire between June 2019 and October 2030.  On April 12, 2016 we allowed the franchise agreement on the Crowne Plaza Houston Downtown to expire.  The property has been rebranded as The Whitehall.  On July 31, 2017, we allowed the franchise agreement on the Hilton Savannah DeSoto to expire. The property has been rebranded as The DeSoto and operates as an independent hotel.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast Wilmington, Tapestry Collection by Hilton, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace an amount equal to 1 / 12 of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, DoubleTree by Hilton Raleigh Brownstone–University, the Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  As of December 31, 2018 and 2017, there were each 1,610,000 shares of the Series B Preferred Stock issued and outstanding.  As of December 31, 2018 and 2017, there were 1,352,141 and 1,300,000 shares, respectively, of the Series C Preferred Stock issued and outstanding.

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through the twelve months ended December 31, 2018, the Company sold 52,141 shares of Series C Preferred Stock, for net proceeds of approximately $1.0 million.

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

Preferred Units – The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by our board of directors out of assets legally available for the payment of distributions.

In September and December 2018, the Operating Partnership issued 52,141 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $1.0 million.

In October 2017, the Operating Partnership issued 1,300,000 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $30.5 million.   The Operating Partnership used the net proceeds to redeem in full the Operating Partnership’s 7% Notes and for working capital.

On August 23, 2016, the Operating Partnership issued 1,610,000 units, $0.01 par value per unit, of its 8% Series B Cumulative Redeemable Perpetual Preferred Units (the “Series B Preferred Units”) for net proceeds after all expenses of approximately $37.8 million.   The Operating Partnership used the net proceeds to redeem in full the Operating Partnership’s 8% Notes and for working capital.

The Operating Partnership pays cumulative cash dividends on the Series B Preferred Units and Series C Preferred Units at a rate of 8.00% and 7.875%, respectively per annum for each of the $25.00 liquidation preferences per unit. The Operating Partnership declared and paid per Series B Preferred Units and Series C Preferred Units as follows:

The following table presents the quarterly distributions by the Operating Partnership declared and payable per
Series Preferred B Unit and dividends by the Company declared and payable per share of Series B Preferred Stock, for the years ended December 31, 2018, 2017, and 2016:

Quarter Ended	2016		2017	2018
March 31,	$—		$0.50	$0.50
June 30,	$—		$0.50	$0.50
September 30,	$0.2111	(1)	$0.50	$0.50
December 31,	$0.50		$0.50	$0.50
(1)	For the short period from August 23, 2016 to September 30, 2016.

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Series C Preferred Unit and dividends by the Company declared and payable per share of Series C Preferred Stock, for the years ended December 31, 2018, 2017, and 2016:

Quarter Ended	2016	2017		2018
March 31,	$—	$—		$0.4922
June 30,	$—	$—		$0.4922
September 30,	$—	$—		$0.4922
December 31,	$—	$0.4430	(2)	$0.4922	(1)
(2)	For the short period from October 11, 2017 to December 31, 2017.

8. Common Stock and Units

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2019, unless extended by the Board of Directors.  For the years ended December 31, 2018, 2017 and 2016 the Company repurchased zero, 401,720 and  481,100 shares of common stock, respectively, for approximately $2.7 million and $3.2 million, respectively, and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.

The following is a list of issuances during the years ended December 31, 2018, 2017, and 2016 of the Company’s common stock:

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5,000,000.  Through December 31, 2018, the Company sold 88,297 shares of common stock, for net proceeds of approximately $0.6 million.

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

As of December 31, 2018 and 2017, the Company had 14,209,378 and 14,078,831 shares of common stock outstanding, respectively.

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

For the years ended December 31, 2018, 2017 and 2016, the Operating Partnership repurchased zero, 401,720 and  481,100 units, respectively, for approximately$0, $2.7 million and $3.2 million, respectively, and the repurchased units have been returned to the status of authorized but unissued units.

As of December 31, 2018 and 2017, the total number of Operating Partnership units outstanding was 15,987,518 and 15,856,971, respectively.

As of December 31, 2018 and 2017, the total number of outstanding units in the Operating Partnership not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $10.0 million and approximately $11.5 million, respectively, based on the price per share of the common stock on such respective dates.

Common Stock Dividends and Unit Distributions – The following table presents the quarterly stock dividends and unit distributions by us declared and payable per common stock/unit for the years ended December 31, 2018, 2017, and 2016:

Quarter Ended	2016	2017	2018
March 31,	$0.085	$0.100	$0.115
June 30,	$0.090	$0.105	$0.120
September 30,	$0.095	$0.110	$0.125
December 31,	$0.095	$0.110	$0.125

9. Related Party Transactions

Chesapeake Hospitality. Chesapeake Hospitality is owned and controlled by individuals including Andrew M. Sims, our chairman and chief executive officer, and Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and immediate family member of our chairman and chief executive officer.  As of December 31, 2018, Andrew M. Sims, Kim E. Sims and Christopher L. Sims, beneficially owned, directly or indirectly, approximately 19.3375%, 20.0%, and 20.0%, respectively, of the total outstanding ownership interests of Chesapeake Hospitality.  Kim E. Sims and Christopher L. Sims are currently officers and employees of Chesapeake Hospitality. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At December 31, 2018 and 2017, we were due $91,987 and $113,669, respectively, from Chesapeake Hospitality.

Management Agreements – Each of the hotels and the hotel condominium unit, except for the Hyatt Centric Arlington, that we wholly-owned at December 31, 2018 and 2017, are operated by Chesapeake Hospitality under various management agreements.

On December 15, 2014, we entered into a new master agreement and a series of individual hotel management agreements that became effective on January 1, 2015. The master agreement has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increased to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio were 2.65% through 2017 and decreased to 2.50% thereafter. For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Base management fees earned by Chesapeake Hospitality totaled $4,617,471, $4,044,059 and $3,828,896 for the years ended December 31, 2018, 2017, and 2016, respectively. In addition, incentive management fees of $168,231, $126,918 and $36,466 were accrued for the years ended December 31, 2018, 2017, and 2016, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $5,050,304, $4,801,599 and $4,606,967 for the years ended December 31, 2018, 2017, and 2016, respectively.

Workers’ Compensation Insurance – Pursuant to our management agreements with Chesapeake Hospitality, we pay the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that work exclusively for the properties managed by Chesapeake Hospitality. For the years ended December 31, 2018, 2017, and 2016, we paid $919,642, $1,017,294 and $0, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Sotherly Foundation – During 2015, the Company loaned $180,000 to the Sotherly Foundation, a non-profit organization to benefit wounded warriors.  As of December 31, 2018 and 2017, the balance of the loan was $0 and $40,000, respectively.

Other Related Parties – On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the years ended December 31, 2018, 2017, and 2016 totaled $386,456, $304,737 and $291,508, respectively, for the three individuals.

On February 1, 2016, one current member of our Board of Directors redeemed 322,687 units for an equivalent number of shares of the Company’s common stock, and one previous member of our Board of Directors redeemed 100,000 units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

During the years ending December 31, 2018, 2017, and 2016, the Company reimbursed $146,105, $178,345 and $123,866, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

We began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provisions. Contributions to the plan for the years ended December 31, 2018, 2017, and 2016 were $71,623, $67,273 and $63,944, respectively.

The Company adopted an ESOP in December 2016, effective January 1, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market, which serve as collateral for the loan.  Between January 3, 2017 and February 28, 2017, the Company’s ESOP purchased 682,500 shares of the Company’s common stock of an aggregate cost of $4.9 million.  Shares purchased by the ESOP are held in a suspense account for allocation among participants. Dividends on allocated shares are paid to the participants of the ESOP, while dividends on unallocated shares are used to pay down the ESOP loan from the Operating Partnership. The share allocations are accounted for at fair value on the date of allocation as follows:

	December 31, 2018		December 31, 2017
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	33,832	$189,798	9,473	$64,321
Committed to be released shares	35,474	199,007	24,359	157,117
Total Allocated and Committed-to-be-Released	69,306	$388,805	33,832	$221,438

Unallocated shares	613,194	3,440,020	648,668	4,183,908

Total ESOP Shares	682,500	$3,828,825	682,500	$4,405,346

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	2018	2017	2016

Sales and marketing	$15,998,281	$13,843,578	$13,537,887
General and administrative	14,581,707	12,949,596	12,135,835
Repairs and maintenance	7,624,031	6,828,963	7,314,178
Utilities	6,266,192	5,820,589	6,429,686
Property taxes	6,225,508	5,729,464	5,983,280
Management fees, including incentive	4,785,702	4,170,977	3,865,362
Franchise fees	4,308,065	3,877,231	4,091,729
Insurance	2,894,708	2,446,269	2,594,783
Information and telecommunications	2,142,698	1,647,728	1,679,603
Other	818,608	297,808	104,594
Total indirect hotel operating expenses	$65,645,500	$57,612,203	$57,736,937

12. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Current:
Federal	$—	$—	$—
State	149,410	239,582	191,332
	149,410	239,582	191,332
Deferred:
Federal	351,663	1,661,153	(1,294,408)
State	(31,724)	(162,931)	(264,558)
	319,939	1,498,222	(1,558,966)
	$469,349	$1,737,804	$(1,367,634)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Statutory federal income tax provision (benefit)	$(29,150)	$600,880	$(158,859)
Effect of non-taxable REIT loss	380,813	(1,621,526)	(1,135,549)
Effect of change in federal income tax rate on net deferred tax assets	-	2,681,800	-
State income tax provision (benefit)	117,686	76,650	(73,226)
	$469,349	$1,737,804	$(1,367,634)

As of December 31, 2018 and 2017, we had a net deferred tax asset of approximately $5.1 million and $5.5 million, respectively, of which, approximately $4.4 million and $4.9 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized. As of December 31, 2018 and 2017, the remainder of the deferred tax asset is attributable to year-to-year timing differences of approximately $0.7 and $0.6 million for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. At the end of the 2017 fiscal year, there was a one-time loss effect resulting from a change in the federal income tax rate, due to the TCJA, on the net deferred tax assets which resulted in lowering deferred tax assets in the amount of approximately $2.7 million.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2018. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

At December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.

13. Loss per Share and per Unit

Loss Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net loss. The shares of the Series B Preferred Stock and Series C Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 613,194 and 648,668 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding, for the years ended December 31, 2018 and 2017, respectively.  The effect of allocated and committed to be released shares during the years ended December 31, 2018 and 2017, have not been included in the weighted average diluted earnings per share calculation, since there would be an anti-dilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss available to common stockholders for basic computation.  There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit. The computation of basic net loss per share is presented below.

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Numerator
Net loss available to common stockholders for basic and diluted computation	$(5,719,978)	$(3,339,136)	$(218,173)
Denominator
Weighted average number of common shares outstanding	14,145,838	14,445,865	14,896,994
Weighted average number of Unearned ESOP Shares	(628,350)	(616,765)	-
Total weighted average number of common shares outstanding for basic computation	13,517,488	13,829,100	14,896,994
Basic net loss per share	$(0.42)	$(0.24)	$(0.01)

Income (Loss) Per Unit. The computation of basic and diluted income (loss) per unit is presented below.

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Numerator
Net loss available to common unitholders for basic computation	$(6,438,071)	$(3,752,150)	$(244,740)
Denominator
Weighted average number of units outstanding	15,923,978	16,224,005	16,710,935
Basic net loss per unit	$(0.40)	$(0.23)	$(0.01)

14. Quarterly Operating Results - Unaudited

	Quarters Ended 2018
	March 31	June 30	September 30	December 31
Total revenue	$41,735,556	$51,553,527	$41,418,062	$43,465,976
Total operating expenses	37,041,269	42,275,569	38,298,919	40,451,053
Net operating income	4,694,287	9,277,958	3,119,143	3,014,923
Net income (loss)	1,176,488	2,967,589	(1,981,780)	(2,770,454)
Net income (loss) attributable to common shareholders	(238,343)	1,352,414	(3,065,883)	(3,768,166)
Earnings (loss) per share attributable to common shareholders– basic and diluted	$(0.02)	$0.10	$(0.23)	$(0.28)
Net income (loss) available to operating partnership unitholders	(268,356)	1,522,745	(3,451,499)	(4,240,961)
Earnings (loss) per unit attributable to operating partnership unitholders– basic and diluted	$(0.02)	$0.10	$(0.22)	$(0.27)

	Quarters Ended 2017
	March 31	June 30	September 30	December 31
Total revenue	$38,694,886	$40,642,632	$36,769,471	$38,159,704
Total operating expenses	32,989,182	35,178,717	34,595,193	35,339,712
Net operating income	5,705,704	5,463,915	2,174,278	2,819,992
Net income(loss)	2,886,032	1,135,719	(936,000)	(3,056,262)
Net income (loss) attributable to common shareholders	1,851,090	296,850	(1,550,555)	(3,936,522)
Earnings (loss) per share attributable to common shareholders– basic and diluted	$0.13	$0.02	$(0.11)	$(0.29)
Net income (loss) available to operating partnership unitholders	2,100,958	310,795	(1,741,000)	(4,422,903)
Earnings (loss) per unit attributable to operating partnership unitholders– basic and diluted	$0.13	$0.02	$(0.11)	$(0.27)

15. Subsequent Events

On January 11, 2019, we paid a quarterly dividend (distribution) of $0.125 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on December 14, 2018.

On January 15, 2019, we paid a quarterly dividend (distribution) of $0.50 per Series B Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on December 31, 2018.

On January 15, 2019, we paid a quarterly dividend (distribution) of $0.4922 per Series C Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on December 31, 2018.

On January 28, 2019, we authorized payment of a quarterly dividend (distribution) of $0.125 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of March 15, 2019. The dividend (distribution) is to be paid on April 11, 2019.

On January 28, 2019, we authorized payment of a quarterly dividend of $0.50 per Series B Preferred Share (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record as of April 1, 2019. The dividend is to be paid on April 15, 2019.

On January 28, 2019, we authorized payment of a quarterly dividend of $0.4922 per Series C Preferred Share (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record as of April 1, 2019. The dividend is to be paid on April 15, 2019.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
Crowne Plaza Tampa Westshore – Tampa, Florida	18,307	$4,153	$9,670	$654	$26,553	$4,807	$36,223	$41,030	$(10,060)	1973	2007	3-39 years
The DeSoto – Savannah, Georgia	33,824	600	13,562	668	17,656	1,268	31,218	32,486	(10,347)	1968	2004	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	34,774	7,090	14,604	157	7,378	7,247	21,982	29,229	(7,554)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	8,845	900	9,443	65	5,695	965	15,138	16,103	(4,744)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	42,027	2100	22,031	390	6,118	2,490	28,149	30,639	(10,090)	1972	2004	3-39 years
DoubleTree by Hilton Raleigh Brownstone – University – Raleigh, North Carolina	18,300	815	7,416	3,814	6,265	4,629	13,681	18,310	(5,859)	1971	2004	3-39 years
DoubleTree Resort by Hilton Hollywood Beach - Hollywood Beach, Florida	57,065	22,865	67,660	439	3,117	23,304	70,777	94,081	(6,353)	1972	2015	3-39 years
Georgian Terrace – Atlanta, Georgia	44,203	10,128	45,386	(1,305)	5,641	8,823	51,027	59,850	(6,735)	1911	2014	3-39 years
Hilton Wilmington Riverside – Wilmington, North Carolina	34,236	785	16,829	1,124	14,278	1,909	31,107	33,016	(11,854)	1970	2004	3-39 years
Hyatt Centric Arlington - Arlington, Virginia	49,885	191	70,369	—	477	191	70,846	71,037	(1,521)		2018	3-39 years
Sheraton Louisville Riverside – Jeffersonville, Indiana	11,414	782	6,891	289	14,738	1,071	21,629	22,700	(6,314)	1972	2006	3-39 years
The Whitehall – Houston, Texas	14,734	7,374	22,185	106	6,405	7,480	28,590	36,070	(4,013)	1963	2013	3-39 years
The Hyde Resort	-	226	4,290	-	-	226	4,290	4,516	(211)	2016	2017	3-39 years
	$367,614	$58,009	$310,336	$6,401	$114,321	$64,410	$424,657	$489,067	$(85,655)

(1)	For the year ending December 31, 2018, the aggregate cost of our real estate assets for federal income tax purposes was approximately $478.5 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2016	$402,189
Acquisitions	4,516
Improvements	13,713
Disposal of Assets	(12,381)
Balance at December 31, 2017	$408,037
Acquisitions	71,037
Improvements	14,355
Disposal of Assets	(4,362)
Balance at December 31, 2018	$489,067

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2016	$68,506
Current Expense	9,933
Impairment	—
Disposal of Assets	(3,328)
Balance at December 31, 2017	$75,111
Current Expense	14,787
Impairment	—
Disposal of Assets	(4,243)
Balance at December 31, 2018	$85,655