Form 10-Q
period 2019-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2019-05-08
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of May 3, 2019, there were 14,222,378 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SOHO	The NASDAQ Stock Market LLC
8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	SOHOB	The NASDAQ Stock Market LLC
7.875% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	SOHOO	The NASDAQ Stock Market LLC
8.25% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	SOHON	The NASDAQ Stock Market LLC
7.25% Senior Unsecured Notes due 2021	SOHOK	The NASDAQ Stock Market LLC

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2019 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 13 – Income Per Share and Per Unit; and
•	Note 14 – Subsequent Events;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment in hotel properties, net	$441,261,072	$435,725,814
Cash and cash equivalents	29,004,070	33,792,773
Restricted cash	4,407,557	4,075,508
Accounts receivable, net	10,346,796	6,766,696
Accounts receivable - affiliate	237,710	262,572
Prepaid expenses, inventory and other assets	5,688,031	5,262,884
Favorable lease assets, net	—	2,465,421
Deferred income taxes	4,846,500	5,131,179
TOTAL ASSETS	$495,791,736	$493,482,847
LIABILITIES
Mortgage loans, net	$363,636,230	$364,828,845
Unsecured notes, net	24,025,056	23,894,658
Accounts payable and accrued liabilities	23,714,256	16,268,096
Advance deposits	2,351,972	2,815,283
Dividends and distributions payable	3,414,285	3,409,593
TOTAL LIABILITIES	$417,141,799	$411,216,475
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized;
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,352,141 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	13,521	13,521
Common stock, par value $0.01, 49,000,000 shares authorized, 14,222,378 shares and 14,209,378 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	142,223	142,093
Additional paid-in capital	147,184,199	147,085,112
Unearned ESOP shares	(4,312,508)	(4,379,742)
Distributions in excess of retained earnings	(64,406,087)	(61,052,418)
Total Sotherly Hotels Inc. stockholders’ equity	78,637,448	81,824,666
Noncontrolling interest	12,489	441,706
TOTAL EQUITY	78,649,937	82,266,372
TOTAL LIABILITIES AND EQUITY	$495,791,736	$493,482,847

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
REVENUE
Rooms department	$32,951,871	$28,285,445
Food and beverage department	9,723,124	8,351,983
Other operating departments	4,715,309	5,098,128
Total revenue	47,390,304	41,735,556
EXPENSES
Hotel operating expenses
Rooms department	7,781,439	6,700,381
Food and beverage department	7,136,833	6,395,076
Other operating departments	1,910,135	1,528,327
Indirect	17,389,680	15,233,256
Total hotel operating expenses	34,218,087	29,857,040
Depreciation and amortization	6,028,735	5,634,190
(Gain) loss on disposal of assets	(4,008)	3,739
Corporate general and administrative	1,684,444	1,546,300
Total operating expenses	41,927,258	37,041,269
NET OPERATING INCOME	5,463,046	4,694,287
Other income (expense)
Interest expense	(5,305,114)	(4,177,019)
Interest income	99,296	81,704
Unrealized (loss) gain on hedging activities	(490,611)	12,730
Gain on involuntary conversion of assets	161,334	870,741
Net (loss) income before income taxes	(72,049)	1,482,443
Income tax provision	(318,156)	(305,955)
Net (loss) income	(390,205)	1,176,488
Less: Net loss attributable to noncontrolling interest	206,949	30,013
Net (loss) income attributable to the Company	(183,256)	1,206,501
Distributions to preferred stockholders	(1,470,507)	(1,444,844)
Net loss available to common stockholders	$(1,653,763)	$(238,343)
Net loss per share available to common stockholders
Basic	$(0.12)	$(0.02)
Weighted average number of common shares outstanding
Basic	13,610,750	13,472,444

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2017	2,910,000	$29,100	14,078,831	$140,788	$146,249,339	$(4,633,112)	$(48,765,860)	$1,154,775	$94,175,030
Net income	—	—	—	—	—	—	1,206,501	(30,013)	1,176,488
Issuance of unrestricted common stock awards	—	—	2,250	23	13,454	—	—	—	13,477
Issuance of restricted common stock awards	—	—	40,000	400	89,450	—	—	—	89,850
Amortization of ESOP shares	—	—	—	—	—	60,170	—	—	60,170
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared	—	—	—	—	—	—	(1,444,844)	—	(1,444,844)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(1,553,864)	(204,486)	(1,758,350)
Balances at March 31, 2018 (unaudited)	2,910,000	$29,100	14,121,081	$141,211	$146,360,268	$(4,572,942)	$(50,558,067)	$920,276	$92,319,846

Balances at December 31, 2018	2,962,141	$29,621	14,209,378	$142,093	$147,085,112	$(4,379,742)	$(61,052,418)	$441,706	$82,266,372
Net loss	—	—	—	—	—	—	(183,256)	(206,949)	(390,205)
Issuance of restricted common stock awards	—	—	13,000	130	92,203	—	—	—	92,333
Amortization of ESOP shares	—	—	—	—	(1,141)	67,234	—	—	66,093
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared	—	—	—	—	—	—	(1,470,507)	—	(1,470,507)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(1,699,906)	(222,268)	(1,922,174)
Balances at March 31, 2019 (unaudited)	2,962,141	$29,621	14,222,378	$142,223	$147,184,199	$(4,312,508)	$(64,406,087)	$12,489	$78,649,937

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(390,205)	$1,176,488
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,028,735	5,634,190
Amortization of deferred financing costs	276,561	186,694
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	(161,334)	(870,741)
Unrealized loss (gain) on derivative instrument	490,611	(12,730)
(Gain) loss on disposal of assets	(4,008)	3,739
ESOP and stock - based compensation	166,451	171,523
Changes in assets and liabilities:
Accounts receivable	(3,580,100)	(3,837,620)
Prepaid expenses, inventory and other assets	(933,647)	1,075,655
Deferred income taxes	284,679	260,262
Accounts payable and other accrued liabilities	3,817,060	2,441,901
Advance deposits	(463,311)	998,247
Accounts receivable - affiliate	24,862	86,675
Net cash provided by operating activities	5,550,184	7,308,113
Cash flows from investing activities:
Acquisitions of hotel properties	—	(80,479,137)
Improvements and additions to hotel properties	(5,453,080)	(5,851,104)
Proceeds from involuntary conversion	161,334	870,741
Proceeds from the disposal of assets	4,362	—
Net cash used in investing activities	(5,287,384)	(85,459,500)
Cash flows from financing activities:
Proceeds of mortgage debt	—	62,000,000
Proceeds of unsecured debt	—	25,000,000
Payments on mortgage loans	(1,332,608)	(1,649,012)
Payments of deferred financing costs	—	(2,006,021)
Dividends and distributions paid	(1,916,339)	(1,602,830)
Preferred dividends paid	(1,470,507)	(1,444,844)
Net cash (used in) provided by financing activities	(4,719,454)	80,297,293
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,456,654)	2,145,906
Cash, cash equivalents and restricted cash at the beginning of the period	37,868,281	33,429,042
Cash, cash equivalents and restricted cash at the end of the period	$33,411,627	$35,574,948
Supplemental disclosures:
Cash paid during the period for interest	$4,252,662	$3,831,409
Cash paid during the period for income taxes	$61,303	$13,437
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$179,050	$94,122

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment in hotel properties, net	$441,261,072	$435,725,814
Cash and cash equivalents	29,004,070	33,792,773
Restricted cash	4,407,557	4,075,508
Accounts receivable, net	10,346,796	6,766,696
Accounts receivable - affiliate	237,710	262,572
Loan receivable - affiliate	4,390,122	4,446,410
Prepaid expenses, inventory and other assets	5,688,031	5,262,884
Favorable lease assets, net	—	2,465,421
Deferred income taxes	4,846,500	5,131,179
TOTAL ASSETS	$500,181,858	$497,929,257
LIABILITIES
Mortgage loans, net	$363,636,230	$364,828,845
Unsecured notes, net	24,025,056	23,894,658
Accounts payable and other accrued liabilities	23,714,256	16,268,100
Advance deposits	2,351,972	2,815,283
Dividends and distributions payable	3,470,572	3,466,136
TOTAL LIABILITIES	$417,198,086	$411,273,022

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, $0.01 par value, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,352,141 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively	31,493,723	31,493,723
General Partner: 160,006 units and 159,876 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	417,663	452,165
Limited Partners: 15,840,512 units and 15,827,642 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	13,305,855	16,943,816
TOTAL PARTNERS’ CAPITAL	82,983,772	86,656,235
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$500,181,858	$497,929,257

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
REVENUE
Rooms department	$32,951,871	$28,285,445
Food and beverage department	9,723,124	8,351,983
Other operating departments	4,715,309	5,098,128
Total revenue	47,390,304	41,735,556
EXPENSES
Hotel operating expenses
Rooms department	7,781,439	6,700,381
Food and beverage department	7,136,833	6,395,076
Other operating departments	1,910,135	1,528,327
Indirect	17,389,680	15,233,256
Total hotel operating expenses	34,218,087	29,857,040
Depreciation and amortization	6,028,735	5,634,190
(Gain) loss on disposal of assets	(4,008)	3,739
Corporate general and administrative	1,684,444	1,546,300
Total operating expenses	41,927,258	37,041,269
NET OPERATING INCOME	5,463,046	4,694,287
Other income (expense)
Interest expense	(5,305,114)	(4,177,019)
Interest income	99,296	81,704
Unrealized (loss) gain on hedging activities	(490,611)	12,730
Gain on involuntary conversion of assets	161,334	870,741
Net (loss) income before income taxes	(72,049)	1,482,443
Income tax provision	(318,156)	(305,955)
Net (loss) income	(390,205)	1,176,488
Distributions to preferred unit holder	(1,470,507)	(1,444,844)
Net loss available to operating partnership unit holders	$(1,860,712)	$(268,356)
Net loss attributable per operating partner unit
Basic and diluted	$(0.12)	$(0.02)
Weighted average number of operating partner units outstanding
Basic and diluted	15,994,565	15,892,513

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units			General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2017	2,910,000	$37,766,531	$30,488,660	158,570	$586,725	15,698,401	$29,938,539	$98,780,455
Issuance of common partnership units	—	—	—	423	1,034	41,827	102,294	103,328
Amortization of restricted units award	—	—	—	—	—	—	8,025	8,025
Unit based compensation	—	—	—	—	—	—	87,267	87,267
Preferred units distributions declared	—	(1,444,844)	—	—	—	—	—	(1,444,844)
Partnership units distributions declared	—	-	—	—	(18,285)	—	(1,810,125)	(1,828,410)
Net income	—	1,444,844	—	—	11,765	—	(280,121)	1,176,488
Balances at March 31, 2018 (unaudited)	2,910,000	$37,766,531	$30,488,660	158,993	$581,239	15,740,228	$28,045,879	$96,882,309

Balances at December 31, 2018	2,962,141	$37,766,531	$31,493,723	159,876	$452,165	15,827,642	$16,943,816	$86,656,235
Issuance of common partnership units	—	—	—	130	923	12,870	91,410	92,333
Amortization of restricted units award	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	908	—	89,860	90,768
Preferred units distributions declared	—	(805,000)	(665,507)	—	—	—	—	(1,470,507)
Partnership units distributions declared	—	—	—	—	(17,806)	—	(1,985,071)	(2,002,877)
Net loss	—	805,000	665,507	—	(18,607)	—	(1,842,105)	(390,205)
Balances at March 31, 2019 (unaudited)	2,962,141	$37,766,531	$31,493,723	160,006	$417,663	15,840,512	$13,305,855	$82,983,772

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(390,205)	$1,176,488
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,028,735	5,634,190
Amortization of deferred financing costs	276,561	186,694
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	(161,334)	(870,741)
Unrealized loss (gain) on derivative instrument	490,611	(12,730)
(Gain) loss on disposal of assets	(4,008)	3,739
ESOP and unit - based compensation	191,125	198,619
Changes in assets and liabilities:
Accounts receivable	(3,580,100)	(3,837,620)
Prepaid expenses, inventory and other assets	(933,647)	1,075,655
Deferred income taxes	284,679	260,262
Accounts payable and other accrued liabilities	3,817,060	2,441,901
Advance deposits	(463,311)	998,247
Accounts receivable - affiliate	24,862	86,675
Net cash provided by operating activities	5,574,858	7,335,209
Cash flows from investing activities:
Acquisitions of hotel properties	—	(80,479,137)
Improvements and additions to hotel properties	(5,453,080)	(5,851,104)
ESOP loan payments received	56,287	44,256
Proceeds from involuntary conversion	161,334	870,741
Proceeds from the disposal of assets	4,362	—
Net cash used in investing activities	(5,231,097)	(85,415,244)
Cash flows from financing activities:
Proceeds of mortgage debt	—	62,000,000
Proceeds of unsecured debt	—	25,000,000
Payments on mortgage loans	(1,332,608)	(1,649,012)
Payments of deferred financing costs	—	(2,006,021)
Distributions and dividends paid	(1,997,300)	(1,674,182)
Preferred dividends paid	(1,470,507)	(1,444,844)
Net cash(used in) provided by financing activities	(4,800,415)	80,225,941
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,456,654)	2,145,906
Cash, cash equivalents and restricted cash at the beginning of the period	37,868,281	33,429,042
Cash, cash equivalents and restricted cash at the end of the period	$33,411,627	$35,574,948
Supplemental disclosures:
Cash paid during the period for interest	$4,251,925	$3,831,409
Cash paid during the period for income taxes	$61,303	$13,437
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$179,050	$94,122

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States.  Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in twelve hotel properties comprising 3,156 rooms, and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.   All of the Company’s hotels, except for The DeSoto, the Georgian Terrace, The Whitehall and the Hyde Resort & Residences, operate under the Hilton, Crowne Plaza, Hyatt and Sheraton brands.

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “Initial Properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP (the “Operating Partnership”), which at March 31, 2019, was approximately 88.9% owned by the Company.  Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Operating Partnership, the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership.  The Company, as general partner, conducts substantially all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership.  Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Operating Partnership’s behalf.

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

Significant transactions occurring during the current and prior fiscal year include the following:

On February 1, 2018, we received proceeds of $5.0 million on the Hotel Ballast mortgage loan after meeting certain requirements, per the mortgage documents.

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

On March 1, 2018, we entered into a loan agreement, a first and second promissory note (“Note A” and “Note B”, respectively), and other loan documents, including a guarantee by the Operating Partnership, to secure an aggregate $57.0 million mortgage (the “Mortgage Loan”) on the Hyatt Centric Arlington with Fifth Third Bank.  Pursuant to the Mortgage Loan documents, Note A had an original principal balance in the amount of $50.0 million; had a term of 3 years, with two 1-year extension options, each of which was subject to certain criteria; bore a floating interest rate of one-month LIBOR plus 3.00%, payable monthly; and required monthly principal payments of $78,650.  Pursuant to the Mortgage Loan documents, Note B had an original principal balance in the amount of $7.0 million; had a term of 1-year, with two 1-year extension options, each of which was subject to certain criteria; bore a floating interest rate of three-month LIBOR plus 5.00%, payable monthly; and required monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1-year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.  The full amount of the loan proceeds, together with proceeds of the 7.25% Notes offering and cash on hand, were used to finance the Arlington Acquisition.

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

On July 31, 2018, we entered into a second amendment to the loan and security agreement; an amended, restated and consolidated mortgage loan note; and other related documents with our existing lender, TD Bank, N.A., to amend the terms of our mortgage loan on the DoubleTree by Hilton Philadelphia Airport.  Concurrent with the loan modification, we also entered into a 5-year swap agreement with The Toronto-Dominion Bank.  Pursuant to the amended loan documents: (i) the principal balance of the loan was increased from approximately $30.0 million to $42.2 million; (ii) the loan’s maturity date was extended to July 31, 2023; (iii) the loan bears a floating interest rate equal to the 1-month LIBOR rate plus 2.27% (the “Loan Rate”); (iv) the loan amortizes on a 30-year schedule with payments of principal and interest beginning immediately; (v) the loan can be prepaid without penalty; and (vi) the loan will no longer be fully guaranteed by the Operating Partnership, but the Operating Partnership has guaranteed certain standard “bad boy” carveouts.  Pursuant to the swap agreement: (i) the Loan Rate has been swapped for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan; and (iii) we are responsible for any potential termination fees associated with early termination of the swap agreement.  We used a portion of the proceeds to repay in full the existing Note B to the mortgage loan on our Hyatt Centric Arlington and to pay closing costs associated with the amendment and will use the balance of the proceeds for general corporate purposes.

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5,000,000 and up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through March 31, 2019, the Company sold 88,297 shares of common stock and 52,141 shares of Series C Preferred Stock, for an aggregate total of approximately $1.8 million in gross proceeds before recognition of offering costs.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 7 to 39 years for buildings and building improvements and 5 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2019 and December 31, 2018 were $457,128 and $471,996, respectively. Amortization expense for the three-month periods ended March 31, 2019 and 2018, totaled $14,869 and $17,032, respectively.

Right-of-Use Assets and Lease Obligations – In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. We adopted this standard on January 1, 2019. We elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. We also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for our future obligations under the acquired operating ground lease, equipment, office space, parking and land leases for which we are the lessee. See Notes 4 and 6 to the accompanying financial statements for additional disclosures on the adoption of this standard.  As of March 31, 2019, we had right of use assets, net of approximately $6.2 million, and lease obligations of approximately $3.8 million.  The right-of-use assets are included in investments in hotel properties, net and the lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

Derivative Instruments – Our derivative instruments are reflected as assets or liabilities on the consolidated balance sheets and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity and partners’ capital to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate SWAP are the only assets or liabilities measured at fair value on a recurring basis and there were no non-recurring asset and liability fair value measurements as of March 31, 2019 and December 31, 2018, respectively):

	Level 1	Level 2	Level 3
December 31, 2018
Interest Rate Caps (1)	$—	$94,697	$—
Interest Rate Swap (2)	$—	$(984,677)	$—
Mortgage loans (3)	$—	$(357,279,949)	$—
Unsecured notes (4)	$(25,390,000)	$—	$—
March 31, 2019
Interest Rate Caps (1)	$—	$22,110	$—
Interest Rate Swap (2)	$—	$(1,400,789)	$—
Mortgage loans (3)	$—	$(360,347,278)	$—
Unsecured notes (4)	$(25,744,000)	$—	$—

(1)	Interest rate caps, which cap the 1-month LIBOR rates between 2.5% and 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.
(4)	Unsecured notes are recorded at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.5 million, for the three months ended March 31, 2019 and 2018, respectively.

A schedule of minimum future lease payments receivable for the remaining nine and twelve-month periods is as follows:

For the remaining nine months ending December 31, 2019	$1,153,709
December 31, 2020	1,483,574
December 31, 2021	1,426,049
December 31, 2022	1,253,067
December 31, 2023	660,847
December 31, 2024 and thereafter	3,339,242
Total	$9,316,488

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of March 31, 2019 and December 31, 2018, deferred tax assets totaled approximately $4.8 million and $5.1 million, respectively, of which approximately $4.2 million and $4.4 million relate to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required.

As of March 31, 2019 and December 31, 2018, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2019, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2015 through 2017. In addition, as of March 31, 2019, the tax years that remain subject to examination, because of NOL carryforwards, by the major tax jurisdictions to which MHI TRS is subject include the years 2009 and 2014 through 2017.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permit the grant of stock options, restricted stock, unrestricted stock and performance share compensation awards to its employees and directors for up to 350,000 and 750,000 shares of common stock, respectively. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the 2013 Plan, the Company has made stock awards totaling 176,350 shares, including 143,350 non-restricted shares and 33,000 restricted shares issued to certain executives and employees and to its independent directors.  All awards have vested except for 20,000 shares issued to one employee, which will vest over 4 years and 13,000 shares issued to the Company’s independent directors in February 2019, which will vest by December 31, 2019.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of March 31, 2019, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended March 31, 2019 and 2018 was $100,358 and $111,352, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the three months ended March 31, 2019 and 2018, the ESOP compensation cost was $66,093 and $60,170, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs were $97,668 and $98,313 for the three months ended March 31, 2019 and 2018, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During each of the three-month periods ending March 31, 2019 and 2018, we recognized approximately $0.2 million and $0.9 million, respectively, in gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

New Accounting Pronouncements – In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, The FASB decided to provide another transition method and practical expedients in addition to the existing transition method (a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements) by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  We adopted the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date on January 1, 2019. We also elected not to restate prior periods for the impact of the adoption of the new standard and instead recognized a cumulative-effect adjustment to beginning retained earnings as of the adoption date. These standards resulted in the recognition of right-to-use assets and related liabilities to account for our future obligations under the ground lease arrangements for which we are the lessee. The right of use assets and corresponding liabilities were recorded in the amount of approximately $6.3 million and $3.8 million, respectively as of January 1, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU was permitted for all entities. We created an inventory of our leases and have recorded current ground lease, office lease, other right-of-use assets and lease liabilities.  The standard required a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. This standard has been updated as noted above in ASU No. 2018-11. We adopted this ASU as of January 1, 2019. The adoption of this ASU did not have a material impact on our consolidated balance sheets, statements of operations or cash flows.

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

The results of operations of the hotels are included in our consolidated financial statements from the date of acquisition. The total revenue and net income related to the Hyatt Centric Arlington acquisition for the period March 1, 2018 to March 31, 2018 were approximately $2.1 million and $0.5 million, respectively. The total revenue and net loss related to the Hyatt Centric Arlington acquisition for the period January 1, 2019 to March 31, 2019 were approximately $4.5 million and $0.6 million, respectively.

The allocations of the respective purchase price are based on their fair value as follows:

Hyatt Centric Arlington
Land and land improvements	$190,916
Buildings and improvements	70,369,046
Furniture, fixtures and equipment	6,229,888
Favorable lease and other intangible assets	3,054,812
Investment in hotel properties	79,844,662
Accrued liabilities and other costs	(111,946)
Prepaid expenses, inventory and other assets	—
Net cash	$79,732,716

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Land and land improvements	$65,264,876	$64,409,730
Buildings and improvements	427,716,567	424,657,327
Right of use assets	6,588,507	—
Furniture, fixtures and equipment	58,864,164	57,830,987
	558,434,114	546,898,044
Less: accumulated depreciation and impairment	(117,173,042)	(111,172,230)
Investment in Hotel Properties, Net	$441,261,072	$435,725,814

On January 1, 2019, we adopted ASU 842, Leases and applied it prospectively. At adoption, we also elected the practical expedients which permitted us to not reassess our prior conclusions about lease identification, classification, and initial direct costs. Consequently, on January 1, 2019, we recognized right-of-use assets and related liabilities related to its acquired operating ground lease, equipment, parking, office space and land leases, all of which are operating leases. Since most of our leases do not provide an implicit rate, we used incremental borrowing rates, which averaged to 8.0%. All of these leases have terms ranging from less than one year to 50 years and we included the exercise of options to extend when it is reasonably certain we will exercise such option. See Note 6 for additional information about the acquired operating ground lease, parking, office space and land leases. The right-of-use assets and liabilities are amortized to rent expense and depreciation expense over the term of the underlying lease agreements. As of March 31, 2019, our right-of-use assets, net of approximately $6.2 million, are included in the investment in hotel properties, net and its related lease liabilities of approximately $3.8 million are presented in accounts payable and accrued expenses in our consolidated balance sheets. The adoption of this standard had minimal impact on our statements of operations.

5. Debt

Mortgage Loans, Net. As of March 31, 2019 and December 31, 2018, we had approximately $363.6 million and approximately $364.8 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	March 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2019	2018	Penalties	Date	Provisions	Rate
	(unaudited)
Crowne Plaza Tampa Westshore (1)	$18,260,800	$18,307,000	None	6/30/2019	(1)	LIBOR plus 3.75%
The DeSoto (2)	33,683,999	33,824,350	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (3)	34,633,359	34,773,546	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (4)	8,767,655	8,845,299	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (5)	41,859,945	42,026,986	None	7/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (6)	18,300,000	18,300,000	Yes	7/27/2022	(6)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (7)	56,886,185	57,064,824	n/a	10/1/2025	30 years	4.913%
Georgian Terrace (8)	44,051,160	44,202,968	n/a	6/1/2025	30 years	4.42%
Hotel Ballast Wilmington, Tapestry Collection by Hilton(9)	34,099,471	34,236,104	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	49,710,721	49,885,045	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,365,158	11,414,300	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,662,819	14,733,458	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$366,281,273	$367,613,880
Deferred financing costs, net	(2,805,164)	(2,951,327)
Unamortized premium on loan	160,121	166,292
Total Mortgage Loans, Net	$363,636,230	$364,828,845

(1)

The note bears a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%; with monthly principal payments of $23,100; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions.  On April 26, 2019, we entered into amended loan documents to modify the mortgage loan on the Crowne Plaza Tampa Westshore.  See Note 14 to the Financial Statements for additional information.

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

(6)

The note provides initial proceeds of $18.3 million, with an additional $5.2 million available upon the satisfaction of certain conditions; has an initial term of 4 years with a 1-year extension; bears a floating interest rate of 1-month LIBOR plus 4.00%; requires interest only monthly payments; and following a 12-month lockout, can be prepaid with penalty in year 2 and without penalty thereafter.  We entered into an interest-rate cap agreement to limit our exposure through August 1, 2022 to increases in LIBOR exceeding 3.25% on a notional amount of $23,500,000.

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

(12)

The note bears a floating interest rate of 1-month LIBOR plus 3.5%, subject to a floor rate of 4.0%, and is subject to prepayment penalties on a declining scale with a 3.0% penalty on or before the first anniversary date, a 2.0% penalty during the second anniversary year and a 1.0% penalty after the third anniversary date.

As of March 31, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as amended or modified.

Total future mortgage debt maturities for the remaining nine and twelve month periods, without respect to any extension of loan maturity, were as follows:

For the remaining nine months ending December 31, 2019	$4,707,357
December 31, 2020	6,438,982
December 31, 2021	14,639,727
December 31, 2022	42,251,232
December 31, 2023	60,424,428
December 31, 2024 and thereafter	237,819,547
Total future maturities	$366,281,273

7.25% Unsecured Notes. On February 12, 2018, the Operating Partnership issued its 7.25% Notes in the aggregate amount of $25.0 million, unconditionally guaranteed by the Company. The indenture requires quarterly payments of interest and matures on February 15, 2021. The 7.25% Notes are callable after February 15, 2019 at 101% of face value.  See Note 14 for more information about redemption of the 7.25% Notes.

6. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for each of the three months ended March 31, 2019 and 2018 totaled $18,246.

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

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the three months ended March 31, 2019 and 2018, totaled $651.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and was extended to August 31, 2019.  Rent expense for the three months ended March 31, 2019 and 2018 totaled $26,984 and $22,552, respectively.

We lease the parking garage adjacent to the Hyde Resort & Residences in Hollywood Beach, Florida, along with meeting and office spaces. The 20-year operating lease requires monthly payments of $20,000, which expires in February 2037.  Rent expense for each of the three months ended March 31, 2019 and 2018, totaled $60,000.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each. Rent expense for the three months ended March 31, 2019 and 2018 was $131,088  and $64,595, respectively.

We also lease certain parking space, furniture and equipment under financing arrangements expiring between April 2019 and February 2037.

A schedule of minimum future lease payments for the following nine and twelve-month periods is as follows:

For the remaining nine months ending December 31, 2019	$367,710
December 31, 2020	386,032
December 31, 2021	379,181
December 31, 2022	356,998
December 31, 2023	355,682
December 31, 2024 and thereafter	8,959,248
Total	$10,804,851

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of March 31, 2019, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of March 31, 2019, the eleven remaining wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of March 31, 2019, nine of our hotels operated under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between June 2019 and March 2038.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone–University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington.

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

Notice to Redeem 7.25% Unsecured Notes – See Note 14 for more information about redemption of the 7.25% Notes.

Hyde Beach House – Purchase Commitment - On June 1, 2017, we entered into a Commercial Unit Purchase Agreement and a related addendum (collectively, the “Agreement”) to purchase the commercial unit of the planned Hyde Beach House Resort & Residences (the “Planned Hotel”), a condominium hotel under development in Hollywood, Florida, for a price of $5.10 million from 4000 South Ocean Property Owner, LLLP (the “Seller”).  In connection with the Agreement, we also entered into a Pre-Opening Services Agreement whereby the Seller has agreed to pay us $0.75 million in connection with certain pre-opening activities, prior to the closing under the Agreement.  In connection with the closing under the Agreement, we have agreed to purchase inventories consistent with the management and operation of the Planned Hotel and the related condominium association for an additional amount; to enter into a lease agreement for the parking garage and poolside cabanas associated with the Planned Hotel; and to enter into a management agreement relating to the operation and management of the Planned Hotel condominium association.  We anticipate that the closing of the transaction under the Agreement and the execution of related agreements will take place in the third quarter of 2019, once construction of the Planned Hotel has been substantially completed.  The closing of the transaction is subject to various closing conditions as described in the Agreement.

Litigation –We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  As of March 31, 2019 and December 31, 2018, there were each 1,610,000 shares, respectively, of the Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) issued and outstanding.  As of March 31, 2019 and December 31, 2018, there were each 1,352,141 shares, respectively, of the Series C Preferred Stock issued and outstanding.

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through the twelve months ended December 31, 2018, the Company sold 52,141 shares of Series C Preferred Stock, for net proceeds of approximately $1.0 million.  For the three months ended March 31, 2019, there were no shares sold.

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

In September and December 2018, the Operating Partnership issued a total of 52,141 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $1.0 million.

In October 2017, the Operating Partnership issued 1,300,000 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $30.5 million.   The Operating Partnership used the net proceeds to redeem in full the Operating Partnership’s 7.0% Senior Unsecured Notes due 2019 and for working capital.

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

For each of the quarters ended March 31, 2019 and 2018, the Operating Partnership has declared and has paid $0.50 per preferred unit for the Series B Preferred Units, respectively, and for each of the quarters ended March 31, 2019 and 2018, the Operating Partnership has declared and has paid approximately $0.4922 per preferred unit for the Series C Preferred Units.

8. Common Stock and Units

Common Stock – As of March 31, 2019, the Company was authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2019, unless extended by the board of directors.  Through December 31, 2018 the Company repurchased 882,820 shares of common stock for approximately $5.9 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the three months ended March 31, 2019.  During 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.  There have been no more purchases of shares of common stock made by the ESOP in 2018 or 2019.

The following is a schedule of issuances, since January 1, 2018, of the Company’s common stock and related units of the Operating Partnership:

On January 1, 2018, the Company was issued 25,000 units in the Operating Partnership and awarded 25,000 shares of restricted stock to one of its employees.

On February 5, 2018, the Company was issued 17,250 units in the Operating Partnership and awarded 15,000 shares of restricted stock and 2,250 shares of unrestricted stock to its independent directors.

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5,000,000.  Through December 31, 2018, the Company sold 88,297 shares of common stock, for net proceeds of approximately $0.6 million and none have been sold during the three months ended March 31, 2019.

On February 11, 2019, the Company was issued 12,750 units in the Operating Partnership and awarded shares of restricted stock to its independent directors.

On February 22, 2019, the Company was issued 250 units in the Operating Partnership and awarded shares of restricted stock to an independent director.

As of March 31, 2019 and December 31, 2018, the Company had 14,222,378 and 14, 209,378 shares of common stock outstanding, respectively.

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

Since January 1, 2018, there have been no issuances or redemptions, of units in the Operating Partnership other than the issuances of units in the Operating Partnership to the Company described above.

As of March 31, 2019 and December 31, 2018, the total number of Operating Partnership units outstanding was 16,000,518 and 15,987,518, respectively.

As of March 31, 2019 and December 31, 2018, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $12.1 million and $10.0 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. Chesapeake Hospitality is owned and controlled by individuals including Andrew M. Sims, our chairman and chief executive officer, and Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and immediate family member of our chairman and chief executive officer.  As of March 31, 2019, Andrew M. Sims, Kim E. Sims and Christopher L. Sims, beneficially owned, directly or indirectly, approximately 19.3375%, 20.0%, and 20.0%, respectively, of the total outstanding ownership interests of Chesapeake Hospitality.  Kim E. Sims and Christopher L. Sims are currently officers and employees of Chesapeake Hospitality. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At March 31, 2019 and December 31, 2018, we were due $117,414 and $91,987, respectively, from Chesapeake Hospitality.

Management Agreements – As of March 31, 2019, all of our wholly-owned hotels (with the exception of the Hyatt Centric Arlington hotel) and the Hyde Resort & Residences operated under various management agreements with Chesapeake Hospitality.  On December 15, 2014, we entered into a master agreement and a series of individual hotel management agreements that became effective on January 1, 2015. The master agreement has a five-year term but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increased to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio was 2.65% through 2017 and decreased to 2.50% thereafter. For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

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

Base management and administrative fees earned by Chesapeake Hospitality for our properties totaled $1,245,701 and $1,097,722 for the three months ended March 31, 2019 and 2018, respectively.  In addition, estimated incentive management fees of $151,989 and $22,397 were accrued for the three months ended March 31, 2019 and 2018, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $1,467,286 and $1,503,825 for the three months ended March 31, 2019 and 2018, respectively.

Workers’ Compensation Insurance – Pursuant to our management agreements with Chesapeake Hospitality, we pay the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that work exclusively for the properties managed by Chesapeake Hospitality. For the three months ended March 31, 2019 and 2018, we paid approximately 0.3 million and $ 0.1 million, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Loan Receivable - Affiliate – As of March 31, 2019 and December 31, 2018, approximately $4.4 million and $4.4 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer.  We also employ Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the three months ended March 31, 2019 and 2018 totaled $100,550 and $97,260, respectively, for all three individuals.

During the three-month period ending March 31, 2019 and 2018, the Company reimbursed $33,698  and $24,052, respectively, to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $27,861 and $26,898 for the three months ended March 31, 2019 and 2018, respectively.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of March 31, 2019, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 9,399 and 6,531 shares with a fair value of $64,007 and $41,208 were allocated or committed to be released from the suspense account and recognized as compensation cost during the three months ended March 31, 2019 and 2018, respectively.  The remaining 603,781 unallocated shares have an approximate fair value of $4.1 million, as of March 31, 2019.  At March 31, 2019, the ESOP held a total of 69,320 allocated shares, 9,399 committed-to-be-released shares and 603,781 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	March 31, 2019		December 31, 2018
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	69,320	$472,069	33,832	$189,798
Committed to be released shares	9,399	64,007	35,474	199,007
Total Allocated and Committed-to-be-Released	78,719	$536,076	69,306	$388,805

Unallocated shares	603,781	4,111,749	613,194	3,440,020

Total ESOP Shares	682,500	$4,647,825	682,500	$3,828,825

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Sales and marketing	$4,233,323	$3,727,422
General and administrative	3,812,473	3,442,458
Repairs and maintenance	2,020,593	1,801,142
Utilities	1,506,663	1,401,978
Property taxes	1,730,466	1,537,374
Management fees, including incentive	1,397,689	1,115,859
Franchise fees	1,128,751	923,524
Insurance	750,942	634,669
Information and telecommunications	623,078	381,604
Other	185,702	267,226
Total indirect hotel operating expenses	$17,389,680	$15,233,256

12. Income Taxes

The components of the income tax provision for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	33,477	45,693
	33,477	45,693
Deferred:
Federal	199,606	207,019
State	85,073	53,243
	284,679	260,262
	$318,156	$305,955

A reconciliation of the statutory federal income tax provision to the Company’s income tax provision is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Statutory federal income tax provision	$796,024	$311,313
Effect of non-taxable REIT loss	(596,418)	(104,294)
State income tax provision	118,550	98,936
	$318,156	$305,955

As of March 31, 2019 and December 31, 2018, we had a net deferred tax asset of approximately $4.8 million and $5.1 million, respectively, of which, approximately $4.2 million and $4.4 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of March 31, 2019 and December 31, 2018, the remainder of the deferred tax asset is attributable to year-to-year timing differences of approximately $0.7 million and $0.7 million, respectively, for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2019 and December 31, 2018, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At March 31, 2019 and December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

13. Income (Loss) Per Share and Per Unit

Income (Loss) per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income (loss). The shares of the Series B Preferred Stock and Series C Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation, and the amount of compensation for allocated shares is reflected in net income. There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit.  The computation of basic and diluted net income per share is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Numerator
Net loss available to common stockholders for basic and diluted computation	$(1,653,763)	$(238,343)
Denominator
Weighted average number of common shares outstanding	14,216,425	14,114,373
Weighted average number of Unearned ESOP Shares	(605,675)	(641,929)
Total weighted average number of common shares outstanding for basic computation	13,610,750	13,472,444
Basic net loss per share	$(0.12)	$(0.02)

Income Per Unit – The computation of basic and diluted net income per unit is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Numerator
Net loss available to common unitholders for basic computation	$(1,860,712)	$(268,356)
Denominator
Weighted average number of units outstanding	15,994,565	15,892,513
Basic net loss per unit	$(0.12)	$(0.02)

14. Subsequent Events

On April 11, 2019, we paid a quarterly dividend (distribution) of $0.125 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on March 15, 2019.

On April 15, 2019, we paid a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of April 1, 2019.

On April 15, 2019, we paid a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of April 1, 2019.

On April 29, 2019, we authorized payment of a quarterly dividend (distribution) of $0.13 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of June 14, 2019. The dividend (distribution) is to be paid on July 11, 2019.

On April 29, 2019, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of July 1, 2019, to be paid on July 15, 2019.

On April 29, 2019, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of July 1, 2019, to be paid on July 15, 2019.

On April 29, 2019, we authorized payment of a quarterly distribution of $0.41823 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of July 1, 2019, to be paid on July 15, 2019.

On April 18, 2019, the Company closed a sale and issuance of 1,080,000 shares of its newly authorized 8.25% Series D cumulative redeemable perpetual preferred stock (the “Series D Preferred Stock”), for gross proceeds of $27.0 million before underwriting discounts and commissions and expenses payable by the Company.  On May 1, 2019, the Company closed a sale and issuance of an additional 120,000 shares of its Series D Preferred Stock, for gross proceeds of $3.0 million before underwriting discounts and commissions and expenses payable by the Company, in connection with the partial exercise of the underwriters’ option to purchase additional shares of the Series D Preferred Stock.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series D preferred units.  We intend to use the net proceeds to redeem in full the Operating Partnership’s 7.25% Notes and to use any remaining net proceeds for general corporate purposes, including potential future acquisitions of hotel properties.

On April 18, 2019, we notified Wilmington Trust, National Association, as Trustee, of the Operating Partnership’s intent to redeem the entire $25.0 million aggregate principal amount of its 7.25% Notes, pursuant to the terms of the indenture.  The 7.25% Notes redemption date is set for May 15, 2019 at a redemption price equal to 101% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to, but not including, the redemption date.

On April 26, 2019, we entered into amended loan documents to modify the existing mortgage loan on the Crowne Plaza Tampa Westshore with the existing lender, Fifth Third Bank.  Pursuant to the modification, the mortgage loan principal balance remain at approximately $18.2 million; the maturity date has been extended to June 30, 2022, and may be extended for two additional periods of one year each, subject to certain conditions; the mortgage loan continues to bear a floating interest rate of 1-month LIBOR plus 3.75%, with a new provision to reduce the floating interest rate to 1-month LIBOR plus 3.00% upon the successful achievement of certain performance hurdles; the mortgage loan amortizes on a 25-year schedule; and the mortgage loan continues to be guaranteed by Sotherly Hotels LP.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Crowne Plaza, Sheraton and Hyatt Centric, as well as independent hotels.  We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels.   As of March 31, 2019, our portfolio consisted of the following hotel properties:

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
(2)

Reflects only those condominium units that were participating in the rental program as of March 31, 2019.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended March 31, 2019 and 2018, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as ten wholly-owned properties in the portfolio that were under the Company’s control during the three months ended March 31, 2019 and the corresponding period in 2018 (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Hyatt Centric Arlington which was acquired on March 1, 2018, or our interest in the Hyde Resort & Residences.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences during the three months ended March 31, 2019 and the corresponding period in 2018.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Actual Portfolio Metrics
Occupancy %	70.1%	67.6%
ADR	$165.57	$157.80
RevPAR	$116.01	$106.63
Same-Store Portfolio Metrics
Occupancy %	69.7%	66.8%
ADR	$164.29	$155.53
RevPAR	$114.57	$103.84
Composite Portfolio Metrics
Occupancy %	69.9%	66.5%
ADR	$174.24	$168.37
RevPAR	$121.86	$112.03

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Revenue.  Total revenue for the three months ended March 31, 2019 increased approximately $5.7 million, or 13.5%, to approximately $47.4 million compared to total revenue of approximately $41.7 million for the three months ended March 31, 2018. The increase in revenue for the three months ended March 31, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which reflects increased revenues by approximately $2.4 million for the quarter.  Additionally, our property in Atlanta, Georgia reported an increase of approximately $2.2 million due to increased demand relating to a sporting event, and there were aggregate increases at our other fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $1.5 million, which were offset by a net decrease of approximately $0.4 million at the remaining properties.

Room revenue increased approximately $4.7 million, or 16.5%, to approximately $33.0 million for the three months ended March 31, 2019 compared to room revenue of approximately $28.3 million for the three months ended March 31, 2018.  The increase in room revenue for the three months ended March 31, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased room revenues by approximately $1.9 million for the quarter.  Additionally, our property in Atlanta, Georgia reported an increase of approximately $1.9 million due to increased demand relating to a sporting event, and there were aggregate increases at our other fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $0.8 million, as well as a net increase of approximately $0.1 million at the remaining properties.

Food and beverage revenues increased approximately $1.4 million, or 16.4%, to approximately $9.7 million for the three months ended March 31, 2019 compared to food and beverage revenues of approximately $8.4 million for the three months ended March 31, 2018.   The increase in food and beverage revenues for the three months ended March 31, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property on March 1, 2018, which increased food and beverage revenues by approximately $0.3 million.  Additionally, our property in Atlanta, Georgia reported an increase of approximately $0.3 million due to increased demand relating to a sporting event, and there were aggregate increases at our other fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $0.7 million, as well as a net increase of approximately $0.1 million at the remaining properties.

Revenue from other operating departments decreased approximately $0.4 million, or 7.5%, to approximately $4.7 million for the three months ended March 31, 2019 compared to revenue from other operating departments of approximately $5.1 million for the three months ended March 31, 2018.  The decrease in revenue from other operating departments for the three months ended March 31, 2019 resulted mainly from a decrease of approximately $0.5 million at our Hollywood, Florida property, due to higher revenues received in the three months ended March 31, 2018 that were driven by a one-time event that did not occur this year. Our remaining properties reported a net decrease of approximately $0.1 million.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $34.2 million for the three months ended March 31, 2019, an increase of approximately $4.3 million, or 14.6%, compared to total hotel operating expenses of approximately $29.9 million for the three months ended March 31, 2018.  The increase in hotel operating expenses for the three months ended March 31, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased hotel operating expenses by approximately $2.1 million.  Additionally, our property in Atlanta, Georgia reported an increase of approximately $0.6 million due to a sporting event, and there were aggregate increases at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $0.8 million, as well as a net decrease of approximately $0.8 million at the remaining properties.

Rooms expense for the three months ended March 31, 2019 increased approximately $1.1 million, or 16.1%, to approximately $7.8 million compared to rooms expense for the three months ended March 31, 2018 of approximately $6.7 million. The net increase in rooms expense for the three months ended March 31, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased room expenses by approximately $0.5 million.  There was also an aggregate increase in rooms expense of approximately $0.6 million at our remaining properties.

Food and beverage expenses for the three months ended March 31, 2019 increased approximately $0.7 million, or 11.6%, to approximately $7.1 million compared to food and beverage expenses of approximately $6.4 million for the three months ended March 31, 2018. The net increase in food and beverage expenses for the three months ended March 31, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased food and beverage expenses by approximately $0.4 million.  There was also an aggregate increase in food and beverage expenses of approximately $0.3 million at our remaining properties.

Expenses from other operating departments increased approximately $0.4 million, or 25.0%, to approximately $1.9 million for the three months ended March 31, 2019 compared to expenses from other operating departments of approximately $1.5 million for the three months ended March 31, 2018.  The increase in expense from other operating departments for the three months ended March 31, 2019 resulted mainly from our interest in the Hyde Resort & Residences condominium hotel, which started operations on January 30, 2017 and has continued to ramp up and accounted for an increase of approximately $0.2 million for the period and from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased other operating departments expenses by approximately $0.1 million. There was also an aggregate increase in other operating departments expenses of approximately $0.1 million from the remaining properties.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2019 increased approximately $2.2 million, or 14.2%, to approximately $17.4 million compared to indirect expenses of approximately $15.2 million for the three months ended March 31, 2018.  The increase in indirect expenses for the three months ended March 31, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased indirect costs by approximately $1.2 million. There was also an aggregate increase in indirect expenses of approximately $1.0 million from the remaining properties.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2019 increased approximately $0.4 million, or 7.0%, to approximately $6.0 million compared to depreciation and amortization of approximately $5.6 million for the three months ended March 31, 2018.  The increase was mostly attributable to increases in the depreciation related to our property being renovated in Tampa, Florida, that accounted for increases of approximately $0.9 million for the period and from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased depreciation by approximately $0.5 million.   In addition, there was a net aggregate decrease in depreciation and amortization of approximately $1.0 million at our remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended March 31, 2019 increased approximately $0.2 million, or 13.0%, to approximately $1.7 million compared to corporate general and administrative expenses of approximately $1.5 million for the three months ended March 31, 2018.  The increase in corporate general and administrative expenses was mainly due to increased audit and professional fees from Sarbanes Oxley testing by approximately $0.1 million and increases in salaries by approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended March 31, 2019 increased approximately $1.1 million, or 27.2%, to approximately $5.3 million compared to interest expense of approximately $4.2 million for the three months ended March 31, 2018.  The increase in interest expense for the three months ended March 31, 2019, was substantially related to the new mortgage on our Hyatt Centric Arlington property and deferred financing costs associated with that mortgage, that accounted for an increase of approximately $0.4 million, compared to the three-month period ending March 31, 2018.  In addition, there was also a net aggregate increase of approximately $0.7 million for interest expenses on mortgages at our remaining properties.

Interest Income.  Interest income for the three months ended March 31, 2019 increased $17,592, or 21.5%, to $99,296 compared to interest income of $81,704 for the three months ended March 31, 2018.   The increase is due to higher interest rates on the interest-bearing cash and cash equivalents held during the three-month period ending March 31, 2019 compared to the three-month period ending March 31, 2018.

Unrealized Gain (Loss) on Hedging Activities.  As of March 31, 2019, the fair market value of our interest rate caps is $22,110 and the fair market value of our interest rate SWAP liability is approximately $1.4 million.  The unrealized gain on hedging activities during the three months ended March 31, 2019, was approximately $0.5 million and during the three months ended March 31, 2018, the unrealized gain on hedging activities was $12,730.

Income Taxes.  We had an income tax provision of approximately $0.3 million for the three months ended March 31, 2019 compared to an income tax provision of approximately $0.3 million for the three months ended March 31, 2018.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating income for each of the three months ended March 31, 2019 and 2018.

Net Loss.  We realized a net loss for the three months ended March 31, 2019 of approximately $0.4 million compared to a net income of approximately $1.2 million for the three months ended March 31, 2018, because of the operating results discussed above.

Non-GAAP Financial Measures

We consider FFO, Adjusted FFO and Hotel EBITDA, all of which are non-GAAP financial measures, to be key supplemental measures of our performance and could be considered along with, not alternatives to, net income (loss) as a measure of our performance.  These measures do not represent cash generated from operating activities determined by GAAP or amounts available for our discretionary use and should not be considered alternative measures of net income, cash flows from operations or any other operating performance measure prescribed by GAAP.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, operating asset depreciation and amortization,  change in control gains or losses and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of Adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three months ended March 31, 2019 and 2018:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss available to common stockholders	$(2,067,661)	$(238,343)
Add: Net loss attributable to noncontrolling interest	206,949	(30,013)
Depreciation and amortization - real estate	6,013,866	5,617,574
Gain on involuntary conversion of assets	(161,334)	(870,741)
(Gain) loss on disposal of assets	(4,008)	3,739
FFO available to common stockholders and unitholders	$3,987,812	$4,482,216
Decrease in deferred income taxes	284,679	260,262
Amortization	14,869	16,616
Unrealized (gain) loss on hedging activities	490,611	(12,730)
Adjusted FFO available to common stockholders and unitholders	$4,777,971	$4,746,364

Weighted average number of shares outstanding, basic	13,610,750	13,472,444

Weighted average number of non-controlling units	1,778,140	1,778,140

Weighted average number of shares and units outstanding, basic	15,388,890	15,250,584

FFO per common share and unit	$0.26	$0.29

Adjusted FFO per common share and unit	$0.31	$0.31

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and three months ended March 31, 2019 and 2018:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss available to common stockholders	$(2,067,661)	$(238,343)
Add: Net loss attributable to noncontrolling interest	206,949	(30,013)
Interest expense	5,305,114	4,177,019
Interest income	(99,296)	(81,704)
Income tax provision	318,156	305,955
Depreciation and amortization	6,028,735	5,634,190
Distributions to preferred stockholders	1,470,507	1,444,844
EBITDA	11,162,504	11,211,948
(Gain) loss on disposal of assets	(4,008)	3,739
Gain on involuntary conversion of assets	(161,334)	(870,741)
Subtotal	10,997,162	10,344,946
Corporate general and administrative	1,684,444	1,546,300
Unrealized (gain) loss on hedging activities	490,611	(12,730)
Hotel EBITDA	$13,172,217	$11,878,516

Sources and Uses of Cash

Operating Activities.  Our principal source of cash to meet our operating requirements, including distributions to unitholders of the Operating Partnership and stockholders of our preferred and common stock, as well as debt service (excluding debt maturities), is through the operations of our hotels.  Cash flow provided by operating activities for the three months ended March 31, 2019 was approximately $5.6 million.  We had a net decrease in cash provided by operating activities for the three months ended March 31, 2019 of approximately $1.8 million, compared to the three months ended March 31, 2018.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the three months ended March 31, 2019, we used approximately $5.5 million on capital expenditures, of which, approximately $1.9 million related to the routine replacement of furniture, fixtures and equipment, approximately $3.4 million related mainly to renovation of our hotels in Arlington, Virginia, Hollywood and Tampa, Florida.  The Operating Partnership received a payment on its loan to the Company in the amount of approximately $0.1 million. We also received approximately $0.2 million for proceeds from insurance for involuntary conversions.

Financing Activities. During the three months ended March 31, 2019, we paid dividend and distribution payments of approximately $3.4 million for the Company and approximately $3.5 million for the Operating Partnership and made payments on mortgages of approximately $1.3 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  In addition:

•

At the Company’s hotel in Tampa, Florida, renovations of the guestrooms and public spaces totaling an estimated $11.4 million has begun, in anticipation of a planned June 2019 conversion to Hotel Alba, which we expect to become a member of the Tapestry Collection by Hilton.  As of March 31, 2019, the Company had incurred costs totaling approximately $10.0 million toward this renovation.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors.  Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels.  We currently deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace, as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and Hyatt Centric Arlington on a monthly basis.

Liquidity and Capital Resources

As of March 31, 2019, we had total cash of approximately $33.4 million, of which approximately $29.0 million was in cash and cash equivalents and approximately $4.4 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

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

We expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures, the retirement of maturing mortgage debt, and other debt maturities, which includes the repayment of the 7.25% Notes, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, the selective disposition of non-core assets, and cash on hand.  From time to time and subject to market conditions, we may also seek to refinance mortgage debt prior to maturity where appropriate.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

Other than monthly mortgage loan principal payments, we do not have any upcoming mortgage debt obligations maturing in 2019 or 2020.  On April 26, 2019, we modified the approximate $18.3 million existing mortgage on our Crowne Plaza Tampa Westshore with the existing lender to extend the maturity to 2022.  We have approximately $8.2 million in debt obligations maturing in 2021, which reflects the mortgage on the DoubleTree by Hilton Laurel, accounting for reductions for future monthly principal payments.  On April 18, 2019, we notified Wilmington Trust, National Association (the “Trustee”) of the Operating Partnership’s intent to redeem the entire $25.0 million aggregate principal amount of the 7.25% Notes, pursuant to the terms of the indenture.  The 7.25% Notes redemption date is set for May 19, 2019 at a redemption price equal to 101% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to, but not including, the redemption date, for an aggregate redemption payment of approximately $25.3 million.

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

As of March 31, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as amended or modified.

Unsecured Notes

The indenture for the 7.25% Notes, issued on February 12, 2018, contains certain covenants and restrictions that require us to meet certain financial ratios.  We are not permitted to incur any Debt (other than Intercompany Debt), as defined in the indenture, if, immediately after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, the ratio of the aggregate principal amount of all outstanding Debt to Adjusted Total Asset Value, as defined in the indenture, would be greater than 0.65 to 1.0.  In addition, we are not permitted to incur any Debt if the ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense, each as defined in the indenture, on the date on which such additional Debt is to be incurred, on a pro-forma basis, after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, would be less than 1.50 to 1.0.  On April 18, 2019, we notified the trustee for the 7.25% Notes of the Operating Partnership’s intent to redeem the entire $25.0 million aggregate principal amount of the 7.25% Notes. See Note 14 to the Financial Statements for more information.

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants of our 7.25% Notes as they were applicable at March 31, 2019.

	March 31,	December 31,
	2019	2018
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net (Loss) Income (1)	$(2,174,850)	$(608,157)
Interest expense(1)	21,081,841	19,953,746
Loss on early debt extinguishment	753,133	753,133
Unrealized (gain)loss on hedging activities	1,312,299	808,958
Gain on involuntary conversion	(208,360)	(917,767)
Loss (gain) on sale of assets	-	-
Income tax benefit(1)	481,550	469,349
Loss on disposal of assets	504,002	511,749
Depreciation and amortization(1)	21,279,188	20,884,643
Corporate general and administrative expenses(1)	6,319,106	6,180,962
Consolidated income available for debt service(1)	49,347,909	48,036,616
Less: income of non-stabilized assets(1)	(21,551,074)	(20,946,112)
Stabilized Consolidated Income Available for Debt Service(1)	$27,796,835	$27,090,504
Interest expense(1) (2)	$21,081,841	$19,953,746
Amortization of issuance costs(1)	(962,562)	(872,696)
Consolidated interest expense(1)	20,119,279	19,081,050
Less: interest expense of non-stabilized assets(1)	(8,535,434)	(8,138,649)
Stabilized Consolidated Interest Expense(1)	$11,583,845	$10,942,401
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.40	2.48
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$366,281,273	$367,613,880
Unsecured notes	25,000,000	25,000,000
Total debt	$391,281,273	$392,613,880
Stabilized Consolidated Income Available for Debt Service(1)	$27,796,835	$27,090,504
Capitalization rate	7.5%	7.5%
	370,624,467	361,206,720
Non-stabilized assets	257,000,000	287,500,000
Total cash	33,411,627	37,868,281
Adjusted Total Asset Value	$661,036,094	$686,575,001
Ratio of Debt to Adjusted Total Asset Value	0.59	0.57
Threshold Ratio Maximum	0.65	0.65

(1)	Represents the four preceding calendar quarters.
(2)

As permitted by the indenture, The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree Resort Hollywood Beach and the Hyatt Centric Arlington hotels, for the period ended March 31, 2019, are considered non-stabilized assets for purposes of the financial covenants.

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

In January 2019, we authorized a quarterly dividend (distribution) of $0.125 per common share (and unit).

In April 2019, we increased the quarterly dividend (distribution) to $0.13 per common share (and unit).

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

There were no charges for impairment of hotel properties recorded for the three months ended March 31, 2019.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2019 and December 31, 2018, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At each of March 31, 2019 and December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

As of March 31, 2019, we had approximately $340.1 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and approximately $51.2 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.96%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Raleigh Brownstone-University and The Whitehall remains at approximately $51.2 million, the balance at March 31, 2019, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

As of December 31, 2018, we had approximately $341.3 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and approximately $51.3 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.96%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Crowne Plaza Tampa Westshore, DoubleTree by Hilton Raleigh Brownstone and the mortgage on The Whitehall remained at approximately $51.3 million, the balance at December 31, 2018, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Our ownership limitations may restrict or prevent our stockholders from engaging in certain transfers of the Company’s common stock or preferred stock.

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

The Company’s articles supplementary establishing and fixing the rights and preferences of each of our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock provide that no person may directly or indirectly own more than 9.9% of the aggregate number of outstanding shares of Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock, respectively, excluding any outstanding shares of Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock not treated as outstanding for federal income tax purposes.  The Company’s board of directors has discretion to waive that ownership limit if, including other considerations, the board receives evidence that ownership in excess of the limit will not jeopardize the Company’s REIT status.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares.  As of May 7, 2019, 1,610,000 shares of our Series B Preferred Stock were issued and outstanding, 1,352,141 shares of our Series C Preferred Stock were issued and outstanding, and 1,200,000 shares of our Series D Preferred Stock were issued and outstanding. The aggregate liquidation preference with respect to the outstanding shares of Series B Preferred Stock is approximately $40.3 million, and annual dividends on our outstanding shares of Series B Preferred Stock are approximately $3.2 million. The aggregate liquidation preference with respect to the outstanding shares of Series C Preferred Stock is approximately $33.8 million, and annual dividends on our outstanding shares of Series C Preferred Stock are approximately $2.7 million. The aggregate liquidation preference with respect to the outstanding shares of Series D Preferred Stock is approximately $30.0 million, and annual dividends on our outstanding shares of Series D Preferred Stock are approximately $2.5 million. Holders of each of our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, voting together as a separate class, have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive). Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future preferred offerings.  Thus, our stockholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.

The change of control conversion and redemption features of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock may make it more difficult for a party to take over our Company or discourage a party from taking over our Company.

Upon a change of control (as defined in our charter), holders of each of our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock will have the right (unless, as provided in our charter, we have provided or provide notice of our election to exercise our special optional redemption right before the relevant date) to convert some or all of their shares of preferred stock into shares of our common stock (or equivalent value of alternative consideration). Upon such a conversion, holders will be limited to a maximum number of shares equal to the share cap, subject to adjustments. If the common stock price is less than $3.015, subject to adjustment, holders will receive a maximum of 8.29187 shares of our common stock per share of Series B Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series B Preferred Stock. If the common stock price is less than $2.94, subject to adjustment, holders will receive a maximum of 8.50340 shares of our common stock per share of Series C Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series C Preferred Stock. If the common stock price is less than $3.38, subject to adjustment, holders will receive a maximum of 7.39645 shares of our common stock per share of Series D Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series D Preferred Stock. In addition, those features of our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock may have the effect of inhibiting or discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of shares of our common stock and shares of our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests.

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

3.1C

Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 12, 2019 (incorporated by reference to the document previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2019).

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

3.2F

Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP (incorporated by reference to the document previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2019).

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

3.5

Articles Supplementary designating the Series C Preferred Stock of the Company, effective as of October 5, 2017 (incorporated by reference to the document previously filed as Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

3.6

Articles Supplementary dated August 30, 2018 (incorporated by reference to the document previously filed as Exhibit 3.7 to our current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018).

3.7

Articles Supplementary designating the Series D Preferred Stock of the Company, effective as of April 15, 2019 (incorporated by reference to the document previously filed as Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 16, 2019).

4.1

Form of Specimen Certificate of Series D Preferred Stock of the Company (incorporated by reference to the document previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 16, 2019).

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

SOTHERLY HOTELS INC.

Date: May 8, 2019	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: May 8, 2019	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer