Form 10-Q
period 2019-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2019-08-08
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of August 2, 2019, there were 14,222,378 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2019 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 13 – Income Per Share and Per Unit; and
•	Note 14 – Subsequent Events;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment in hotel properties, net	$436,509,664	$435,725,814
Cash and cash equivalents	32,402,174	33,792,773
Restricted cash	4,936,628	4,075,508
Accounts receivable, net	9,610,320	6,766,696
Accounts receivable - affiliate	95,392	262,572
Prepaid expenses, inventory and other assets	5,594,024	5,262,884
Favorable lease assets, net	—	2,465,421
Deferred income taxes	3,976,235	5,131,179
TOTAL ASSETS	$493,124,437	$493,482,847
LIABILITIES
Mortgage loans, net	$362,062,982	$364,828,845
Unsecured notes, net	—	23,894,658
Accounts payable and accrued liabilities	20,700,490	16,268,096
Advance deposits	2,000,943	2,815,283
Dividends and distributions payable	3,993,966	3,409,593
TOTAL LIABILITIES	$388,758,381	$411,216,475
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized;
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,352,141 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	13,521	13,521
8.25% Series D cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,200,000 shares issued and outstanding at June 30, 2019 and none at December 31, 2018.	12,000	—
Common stock, par value $0.01, 49,000,000 shares authorized, 14,222,378 shares and 14,209,378 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	142,223	142,093
Additional paid-in capital	175,557,743	147,085,112
Unearned ESOP shares	(4,245,348)	(4,379,742)
Distributions in excess of retained earnings	(66,820,158)	(61,052,418)
Total Sotherly Hotels Inc. stockholders’ equity	104,676,081	81,824,666
Noncontrolling interest	(310,025)	441,706
TOTAL EQUITY	104,366,056	82,266,372
TOTAL LIABILITIES AND EQUITY	$493,124,437	$493,482,847

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$36,356,324	$35,330,676	$69,308,196	$63,616,121
Food and beverage department	10,863,633	11,080,568	20,586,757	19,432,551
Other operating departments	4,320,744	5,142,283	9,036,054	10,240,411
Total revenue	51,540,701	51,553,527	98,931,007	93,289,083
EXPENSES
Hotel operating expenses
Rooms department	8,418,413	8,176,164	16,199,852	14,876,545
Food and beverage department	7,621,331	7,673,049	14,758,164	14,068,125
Other operating departments	1,745,311	1,680,582	3,655,446	3,208,909
Indirect	18,173,700	17,640,285	35,563,380	32,873,541
Total hotel operating expenses	35,958,755	35,170,080	70,176,842	65,027,120
Depreciation and amortization	5,108,375	5,601,940	11,137,110	11,236,130
Loss on disposal of assets	31,179	—	27,171	3,739
Corporate general and administrative	1,554,934	1,503,549	3,239,378	3,049,849
Total operating expenses	42,653,243	42,275,569	84,580,501	79,316,838
NET OPERATING INCOME	8,887,458	9,277,958	14,350,506	13,972,245
Other income (expense)
Interest expense	(5,088,121)	(5,087,482)	(10,393,235)	(9,264,501)
Interest income	155,512	66,505	254,808	148,209
Loss on early extinguishment of debt	(1,152,356)	—	(1,152,356)	—
Unrealized (loss) gain on hedging activities	(837,822)	5,798	(1,328,432)	18,528
Gain on involuntary conversion of assets	—	27,824	161,334	898,565
Net income before income taxes	1,964,671	4,290,603	1,892,625	5,773,046
Income tax provision	(815,356)	(1,323,014)	(1,133,513)	(1,628,969)
Net income	1,149,315	2,967,589	759,112	4,144,077
Less: Net (income) loss attributable to noncontrolling interest	91,356	(170,331)	298,305	(140,318)
Net income attributable to the Company	1,240,671	2,797,258	1,057,417	4,003,759
Distributions to preferred stockholders	(1,972,382)	(1,444,844)	(3,442,890)	(2,889,688)
Net (loss) income available to common stockholders	$(731,711)	$1,352,414	$(2,385,473)	$1,114,071
Net (loss) income per share available to common stockholders
Basic	$(0.05)	$0.10	$(0.18)	$0.08
Diluted	$(0.05)	$0.10	$(0.18)	$0.08
Weighted average number of common shares outstanding
Basic	13,626,435	13,488,526	13,618,688	13,480,529
Diluted	13,626,435	13,489,475	13,618,688	13,486,140

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total

Balances at December 31, 2018	2,962,141	$29,621	14,209,378	$142,093	$147,085,112	$(4,379,742)	$(61,052,418)	$441,706	$82,266,372
Net loss	—	—	—	—	—	—	(183,256)	(206,949)	(390,205)
Issuance of restricted common stock awards	—	—	13,000	130	92,203	—	—	—	92,333
Amortization of ESOP shares	—	—	—	—	(1,141)	67,234	—	—	66,093
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(665,507)	—	(665,507)
Common stock, $0.125/share dividends and distributions declared	—	—	—	—	—	—	(1,699,906)	(222,268)	(1,922,174)
Balances at March 31, 2019 (unaudited)	2,962,141	$29,621	14,222,378	$142,223	$147,184,199	$(4,312,508)	$(64,406,087)	$12,489	$78,649,937
Net income	—	—	—	—	—	—	1,240,671	(91,356)	1,149,315
Issuance of preferred stock	1,200,000	12,000	—	—	28,365,519	—	—	—	28,377,519
Amortization of ESOP shares	—	—	—	—	—	67,160	—	—	67,160
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(665,507)	—	(665,507)
Series D Preferred Stock, $0.41823/share	—	—	—	—	—	—	(501,876)	—	(501,876)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,682,359)	(231,158)	(1,913,517)
Balances at June 30, 2019 (unaudited)	4,162,141	$41,621	14,222,378	$142,223	$175,557,743	$(4,245,348)	$(66,820,158)	$(310,025)	$104,366,056

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2017	2,910,000	$29,100	14,078,831	$140,788	$146,249,339	$(4,633,112)	$(48,765,860)	$1,154,775	$94,175,030
Net income	—	—	—	—	—	—	1,206,501	(30,013)	1,176,488
Issuance of unrestricted common stock awards	—	—	2,250	23	13,454	—	—	—	13,477
Issuance of restricted common stock awards	—	—	40,000	400	89,450	—	—	—	89,850
Amortization of ESOP shares	—	—	—	—	—	60,170	—	—	60,170
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(639,844)	—	(639,844)
Common stock, $0.115/share dividends and distributions declared	—	—	—	—	—	—	(1,553,864)	(204,486)	(1,758,350)
Balances at March 31, 2018 (unaudited)	2,910,000	$29,100	14,121,081	$141,211	$146,360,268	$(4,572,942)	$(50,558,067)	$920,276	$92,319,846
Net income	—	—	—	—	—	—	2,797,258	170,331	2,967,589
Amortization of ESOP shares	—	—	—	—	—	61,673	—	—	61,673
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(639,844)	—	(639,844)
Common stock, $0.12/share dividends and distributions declared	—	—	—	—	—	—	(1,605,893)	(213,377)	(1,819,270)
Balances at June 30, 2018 (unaudited)	2,910,000	$29,100	14,121,081	$141,211	$146,368,293	$(4,511,269)	$(50,811,546)	$877,230	$92,093,019

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$759,112	$4,144,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,137,110	11,236,130
Amortization of deferred financing costs	519,227	462,469
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(161,334)	(898,565)
Unrealized loss (gain) on hedging activities	1,328,432	(18,528)
Loss on disposal of assets	27,171	3,739
Loss on early extinguishment of debt	1,152,356	-
ESOP and stock - based compensation	241,636	241,221
Changes in assets and liabilities:
Accounts receivable	(2,843,623)	(4,415,667)
Prepaid expenses, inventory and other assets	(1,694,811)	1,014,182
Deferred income taxes	1,154,944	1,521,929
Accounts payable and other accrued liabilities	3,474,598	2,911,180
Advance deposits	(814,340)	67,091
Accounts receivable - affiliate	167,180	(32,015)
Net cash provided by operating activities	14,435,317	16,224,902
Cash flows from investing activities:
Acquisitions of hotel properties	—	(79,732,716)
Improvements and additions to hotel properties	(8,849,789)	(10,563,930)
Proceeds from involuntary conversion	161,334	222,553
Proceeds from the disposal of assets	4,909	—
Net cash used in investing activities	(8,683,546)	(90,074,093)
Cash flows from financing activities:
Proceeds of mortgage debt	—	65,300,000
Proceeds of unsecured debt	—	25,000,000
Proceeds from issuance of preferred stock, net	28,377,519	—
Redemption of unsecured notes	(25,250,000)	—
Payments on mortgage loans	(2,938,920)	(7,707,048)
Payments of deferred financing costs	(106,950)	(2,197,268)
Dividends and distributions paid	(3,421,885)	(3,349,008)
Preferred dividends paid	(2,941,014)	(2,889,688)
Net cash (used in) provided by financing activities	(6,281,250)	74,156,988
Net (decrease) increase in cash, cash equivalents and restricted cash	(529,479)	307,797
Cash, cash equivalents and restricted cash at the beginning of the period	37,868,281	33,429,042
Cash, cash equivalents and restricted cash at the end of the period	$37,338,802	$33,736,839
Supplemental disclosures:
Cash paid during the period for interest	$9,370,362	$8,769,755
Cash paid during the period for income taxes	$111,389	$280,552
Non-cash investing and financing activities:
Change in proceeds of involuntary conversion in accounts receivable	$-	$676,013
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$281,691	$91,556

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment in hotel properties, net	$436,509,664	$435,725,814
Cash and cash equivalents	32,402,174	33,792,773
Restricted cash	4,936,628	4,075,508
Accounts receivable, net	9,610,320	6,766,696
Accounts receivable - affiliate	95,392	262,572
Loan receivable - affiliate	4,331,639	4,446,410
Prepaid expenses, inventory and other assets	5,594,024	5,262,884
Favorable lease assets, net	—	2,465,421
Deferred income taxes	3,976,235	5,131,179
TOTAL ASSETS	$497,456,076	$497,929,257
LIABILITIES
Mortgage loans, net	$362,062,982	$364,828,845
Unsecured notes, net	—	23,894,658
Accounts payable and other accrued liabilities	20,700,490	16,268,100
Advance deposits	2,000,943	2,815,283
Dividends and distributions payable	4,052,449	3,466,136
TOTAL LIABILITIES	$388,816,864	$411,273,022

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,352,141 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively	31,493,723	31,493,723
8.25% Series D cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,200,000 units issued and outstanding at June 30, 2019 and none at December 31, 2018.	28,377,519	—
General Partner: 160,006 units and 159,876 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	394,620	452,165
Limited Partners: 15,840,512 units and 15,827,642 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	10,606,819	16,943,816
TOTAL PARTNERS’ CAPITAL	108,639,212	86,656,235
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$497,456,076	$497,929,257

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$36,356,324	$35,330,676	$69,308,196	$63,616,121
Food and beverage department	10,863,633	11,080,568	20,586,757	19,432,551
Other operating departments	4,320,744	5,142,283	9,036,054	10,240,411
Total revenue	51,540,701	51,553,527	98,931,007	93,289,083
EXPENSES
Hotel operating expenses
Rooms department	8,418,413	8,176,164	16,199,852	14,876,545
Food and beverage department	7,621,331	7,673,049	14,758,164	14,068,125
Other operating departments	1,745,311	1,680,582	3,655,446	3,208,909
Indirect	18,173,700	17,640,285	35,563,380	32,873,541
Total hotel operating expenses	35,958,755	35,170,080	70,176,842	65,027,120
Depreciation and amortization	5,108,375	5,601,940	11,137,110	11,236,130
Loss on disposal of assets	31,179	—	27,171	3,739
Corporate general and administrative	1,554,934	1,503,549	3,239,378	3,049,849
Total operating expenses	42,653,243	42,275,569	84,580,501	79,316,838
NET OPERATING INCOME	8,887,458	9,277,958	14,350,506	13,972,245
Other income (expense)
Interest expense	(5,088,121)	(5,087,482)	(10,393,235)	(9,264,501)
Interest income	155,512	66,505	254,808	148,209
Loss on early extinguishment of debt	(1,152,356)	—	(1,152,356)	—
Unrealized (loss) gain on hedging activities	(837,822)	5,798	(1,328,432)	18,528
Gain on involuntary conversion of assets	—	27,824	161,334	898,565
Net income before income taxes	1,964,671	4,290,603	1,892,625	5,773,046
Income tax provision	(815,356)	(1,323,014)	(1,133,513)	(1,628,969)
Net income	1,149,315	2,967,589	759,112	4,144,077
Distributions to preferred unit holder	(1,972,382)	(1,444,844)	(3,442,890)	(2,889,688)
Net (loss) income available to operating partnership unit holders	$(823,067)	$1,522,745	$(2,683,778)	$1,254,389
Net (loss) income attributable per operating partner unit
Basic and diluted	$(0.05)	$0.10	$(0.17)	$0.08
Weighted average number of operating partner units outstanding
Basic and diluted	16,000,518	15,899,221	15,997,558	15,895,885

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2018	2,962,141	$37,766,531	$31,493,723	$—	159,876	$452,165	15,827,642	$16,943,816	$86,656,235
Issuance of common partnership units	—	—	—	—	130	923	12,870	91,410	92,333
Amortization of restricted units award	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	908	—	89,860	90,768
Preferred units distributions declared:
Series B Preferred Units, $0.50/share	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/share	—	—	(665,507)	—	—	—	—	—	(665,507)
Partnership units, $0.125/unit distributions declared	—	—	—	—	—	(17,806)	—	(1,985,071)	(2,002,877)
Net loss	—	805,000	665,507	—	—	(18,607)	—	(1,842,105)	(390,205)
Balances at March 31, 2019 (unaudited)	2,962,141	$37,766,531	$31,493,723	$—	160,006	$417,663	15,840,512	$13,305,855	$82,983,772
Issuance of preferred partnership units	1,200,000	—	—	28,377,519	—	—	—	—	28,377,519
Amortization of restricted units award	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	1,730	—	171,299	173,029
Preferred units distributions declared:
Series B Preferred Units, $0.50/share	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/share	—	—	(665,507)	—	—	—	—	—	(665,507)
Series D Preferred Units, $0.41823/share	—	—	—	(501,875)	—	—	—	—	(501,875)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(16,622)	—	(2,063,444)	(2,080,066)
Net loss	—	805,000	665,507	501,875	—	(8,231)	—	(814,836)	1,149,315
Balances at June 30, 2019 (unaudited)	4,162,141	$37,766,531	$31,493,723	$28,377,519	160,006	$394,620	15,840,512	$10,606,819	$108,639,212

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2017	2,910,000	$37,766,531	$30,488,660	$—	158,570	$586,725	15,698,401	$29,938,539	$98,780,455
Issuance of common partnership units	—	—	—	—	423	1,034	41,827	102,294	103,328
Amortization of restricted units award	—	—	—	—	—	—	—	8,025	8,025
Unit based compensation	—	—	—	—	—	—	—	87,267	87,267
Preferred units distributions declared:
Series B Preferred Units, $0.50/share	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/share	—	—	(639,844)	—	—	—	—	—	(639,844)
Partnership units, $0.115/unit distributions declared	—	—	—	—	—	(18,285)	—	(1,810,125)	(1,828,410)
Net income	—	805,000	639,844	—	—	11,765	—	(280,121)	1,176,488
Balances at March 31, 2018 (unaudited)	2,910,000	$37,766,531	$30,488,660	$—	158,993	$581,239	15,740,228	$28,045,879	$96,882,309
Amortization of restricted units award	—	—	—	—	—	—	—	8,025	8,025
Unit based compensation	—	—	—	—	—	—	—	93,254	93,254
Preferred units distributions declared:
Series B Preferred Units, $0.50/share	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/share	—	—	(639,844)	—	—	—	—	—	(639,844)
Partnership units, $0.12/unit distributions declared	—	-	—	—	—	(19,080)	—	(1,888,827)	(1,907,907)
Net income	—	805,000	639,844	—	—	29,676	—	1,493,069	2,967,589
Balances at June 30, 2018 (unaudited)	2,910,000	$37,766,531	$30,488,660	$—	158,993	$591,835	15,740,228	$27,751,400	$96,598,426

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$759,112	$4,144,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,137,110	11,236,130
Amortization of deferred financing costs	519,227	462,469
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(161,334)	(898,565)
Unrealized loss (gain) on hedging activities	1,328,432	(18,528)
Loss on disposal of assets	27,171	3,739
Loss on early extinguishment of debt	1,152,356	—
ESOP and unit - based compensation	372,179	299,898
Changes in assets and liabilities:
Accounts receivable	(2,843,623)	(4,415,667)
Prepaid expenses, inventory and other assets	(1,694,811)	1,014,182
Deferred income taxes	1,154,944	1,521,929
Accounts payable and other accrued liabilities	3,474,598	2,911,180
Advance deposits	(814,340)	67,091
Accounts receivable - affiliate	167,180	(32,015)
Net cash provided by operating activities	14,565,860	16,283,579
Cash flows from investing activities:
Acquisitions of hotel properties	—	(79,732,716)
Improvements and additions to hotel properties	(8,849,789)	(10,563,930)
ESOP loan payments received	114,771	94,908
Proceeds from involuntary conversion	161,334	222,553
Proceeds from the disposal of assets	4,909	—
Net cash used in investing activities	(8,568,775)	(89,979,185)
Cash flows from financing activities:
Proceeds of mortgage debt	—	65,300,000
Proceeds of unsecured debt	—	25,000,000
Proceeds from issuance of preferred units, net	28,377,519	—
Redemption of unsecured notes	(25,250,000)	—
Payments on mortgage loans	(2,938,920)	(7,707,048)
Payments of deferred financing costs	(106,950)	(2,197,268)
Distributions and dividends paid	(3,667,199)	(3,502,593)
Preferred dividends paid	(2,941,014)	(2,889,688)
Net cash(used in) provided by financing activities	(6,526,564)	74,003,403
Net (decrease) increase in cash, cash equivalents and restricted cash	(529,479)	307,797
Cash, cash equivalents and restricted cash at the beginning of the period	37,868,281	33,429,042
Cash, cash equivalents and restricted cash at the end of the period	$37,338,802	$33,736,839
Supplemental disclosures:
Cash paid during the period for interest	$9,369,098	$8,769,755
Cash paid during the period for income taxes	$111,389	$280,552
Non-cash investing and financing activities:
Change in proceeds of involuntary conversion in accounts receivable	$-	$676,013
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$281,691	$91,556

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States.  Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in twelve hotel properties comprising 3,156 rooms, and the hotel commercial condominium unit of the Hyde Resort & Residences condominium hotel.   All of the Company’s hotels, except for The DeSoto, the Georgian Terrace, The Whitehall and the Hyde Resort & Residences, operate under the Hilton, Hyatt and Sheraton brands.

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “Initial Properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP (the “Operating Partnership”), which at June 30, 2019, was approximately 88.9% owned by the Company.  Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Operating Partnership, the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership.  The Company, as general partner, conducts substantially all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership.  Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Operating Partnership’s behalf.

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

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5,000,000 and up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through June 30, 2019, the Company sold 88,297 shares of common stock and 52,141 shares of Series C Preferred Stock, for an aggregate total of approximately $1.8 million in gross proceeds before recognition of offering costs.

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

On April 18, 2019, the Company closed a sale and issuance of 1,080,000 shares of its 8.25% Series D cumulative redeemable perpetual preferred stock (the “Series D Preferred Stock”), for gross proceeds of $27.0 million before underwriting discounts and commissions and expenses payable by the Company.  On May 1, 2019, the Company closed a sale and issuance of an additional 120,000 shares of its Series D Preferred Stock, for gross proceeds of $3.0 million before underwriting discounts and commissions and expenses payable by the Company, in connection with the partial exercise of the underwriters’ option to purchase additional shares of the Series D Preferred Stock.  Total net proceeds after all estimated expenses were approximately $28.4 million, which the Company contributed to its Operating Partnership for an equivalent number of Series D preferred units.  We used the net proceeds to redeem in full the Operating Partnership’s 7.25% Notes and for working capital.

On April 24, 2019, the Hyde Resort & Residences condominium association, 4111 South Ocean Drive Condominium Association, Inc., unilaterally terminated both (i) the existing Lease Agreement for the 400-space parking garage and meeting rooms associated with the condominium hotel and (ii) the Association Management Agreement relating to the operation and management of the hotel condominium association.  We continue to operate our rental program at the Hyde Resort & Residences.

On April 26, 2019, we entered into amended loan documents to modify the existing mortgage loan on the Hotel Alba (f/k/a Crowne Plaza Tampa Westshore) with the existing lender, Fifth Third Bank.  Pursuant to the modification, the mortgage loan principal balance remained at approximately $18.2 million; the maturity date was extended to June 30, 2022, and may be extended for two additional periods of one year each, subject to certain conditions; the mortgage loan continues to bear a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%, with a new provision to reduce the floating interest rate to 1-month LIBOR plus 3.00% upon the successful achievement of certain performance hurdles; the mortgage loan amortizes on a 25-year schedule; and the mortgage loan continues to be guaranteed by Sotherly Hotels LP.

On May 20, 2019, the Operating Partnership redeemed the entire $25.0 million aggregate principal amount of its 7.25% Notes, at a redemption price equal to 101% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to, but not including, the redemption date.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2019 and December 31, 2018 were $443,092 and $471,996, respectively. Amortization expense for the three-month periods ended June 30, 2019 and 2018, totaled $14,035 and $13,304, respectively, and for the six-month periods ended June 30, 2019 and 2018, totaled $28,904 and $30,336, respectively.

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

We adopted this standard on January 1, 2019. We elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. We also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for our future obligations under the acquired operating ground lease, equipment, office space, parking and land leases for which we are the lessee. See Notes 4 and 6 to the accompanying financial statements for additional disclosures on the adoption of this standard.  As of June 30, 2019, we had right of use assets, net of approximately $3.2 million, and lease obligations of approximately $0.9 million.  The right-of-use assets are included in investments in hotel properties, net and the lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate SWAP are the only assets or liabilities measured at fair value on a recurring basis and there were no non-recurring asset and liability fair value measurements as of June 30, 2019 and December 31, 2018, respectively):

	Level 1	Level 2	Level 3
December 31, 2018
Interest Rate Cap (1)	$—	$94,697	$—
Interest Rate Swap (2)	$—	$(984,677)	$—
Mortgage loans (3)	$—	$(357,279,949)	$—
Unsecured notes (4)	$(25,390,000)	$—	$—
June 30, 2019
Interest Rate Caps (1)	$—	$9,505	$—
Interest Rate Swap (2)	$—	$(2,224,095)	$—
Mortgage loans (3)	$—	$(364,855,267)	$—

(1)	Interest rate caps, which cap the 1-month LIBOR rates between 2.5% and 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.
(4)	Unsecured notes are recorded at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of December 31, 2018.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.4 million, for the three months ended June 30, 2019 and 2018, respectively, and approximately $0.8 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

A schedule of minimum future lease payments receivable for the remaining six and twelve-month periods is as follows:

For the remaining six months ending December 31, 2019	$808,052
December 31, 2020	1,452,866
December 31, 2021	1,395,363
December 31, 2022	1,221,343
December 31, 2023	612,940
December 31, 2024 and thereafter	3,158,088
Total	$8,648,652

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of June 30, 2019 and December 31, 2018, deferred tax assets totaled approximately $4.0 million and $5.1 million, respectively, of which approximately $3.4 million and $4.4 million relate to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the

Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required.

As of June 30, 2019 and December 31, 2018, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2019, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2015 through 2017. In addition, as of June 30, 2019, the tax years that remain subject to examination, because of NOL carryforwards, by the major tax jurisdictions to which MHI TRS is subject include the years 2009 and 2014 through 2018.

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

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of June 30, 2019, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended June 30, 2019 and 2018 was each $8,025 and for the six months ended June 30, 2019 and 2018 was $108,383 and $119,378, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the three months ended June 30, 2019 and 2018, the ESOP compensation cost was $67,160 and $61,673, respectively and for the six months ended June 30 2019 and 2018, the ESOP compensation cost was $133,253 and $121,843, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs were $90,052 and $147,804 for the three months ended June 30, 2019 and 2018, respectively and were $187,720 and $246,117 for the six months ended June 30, 2019 and 2018, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the three-month periods ending June 30, 2019 and 2018, we recognized $0 and $27,824, respectively and during the six-month periods ending June 30, 2019 and 2018, we recognized approximately $0.2 million and $0.9 million, respectively, in gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

The results of operations of the hotel is included in our consolidated financial statements from the date of acquisition. The total revenue and net income related to the Hyatt Centric Arlington acquisition for the period March 1, 2018 to June 30, 2018 were approximately $8.6 million and $2.1 million, respectively. The total revenue and net income related to the Hyatt Centric Arlington acquisition for the period January 1, 2019 to June 30, 2019 were approximately $11.3 million and $0.5 million, respectively.

The allocation of the respective purchase price is based on fair value as follows:

Hyatt Centric Arlington
Land and land improvements	$190,916
Buildings and improvements	70,369,046
Furniture, fixtures and equipment	6,229,888
Favorable lease and other intangible assets	3,054,812
Investment in hotel properties	79,844,662
Accrued liabilities and other costs	(111,946)
Prepaid expenses, inventory and other assets	—
Net cash	$79,732,716

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Land and land improvements	$65,718,175	$64,409,730
Buildings and improvements	426,913,435	424,657,327
Right of use assets	3,665,783	—
Furniture, fixtures and equipment	56,421,824	57,830,987
	552,719,217	546,898,044
Less: accumulated depreciation and impairment	(116,209,553)	(111,172,230)
Investment in Hotel Properties, Net	$436,509,664	$435,725,814

On January 1, 2019, we adopted ASU 842, Leases and applied it prospectively. At adoption, we also elected the practical expedients which permitted us to not reassess our prior conclusions about lease identification, classification, and initial direct costs. Consequently, on January 1, 2019, we recognized right-of-use assets and related liabilities related to our acquired operating ground lease, equipment, parking, office space and land leases, all of which are operating leases. Since most of our leases do not provide an implicit rate, we used incremental borrowing rates, which averaged to 8.0%. All of these leases have terms ranging from less than one year to 50 years and we included the exercise of options to extend when it is reasonably certain we will exercise such option. See Note 6 for additional information about the acquired operating ground lease, parking, office space and land leases. The right-of-use assets and liabilities are amortized to rent expense and depreciation expense over the term of the underlying lease agreements. As of June 30, 2019, our right-of-use assets, net of approximately $3.2 million, are included in the investment in hotel properties, net or prepaid expenses, inventory and other assets and our related lease liabilities of approximately $0.9 million are presented in accounts payable and accrued expenses in our consolidated balance sheets. The adoption of this standard had minimal impact on our statements of operations.

5. Debt

Mortgage Loans, Net. As of June 30, 2019 and December 31, 2018, we had approximately $362.1 million and approximately $364.8 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	June 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2019	2018	Penalties	Date	Provisions	Rate
	(unaudited)
The DeSoto (1)	$33,471,604	$33,824,350	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	34,500,796	34,773,546	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,691,516	8,845,299	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,727,228	42,026,986	None	7/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	56,642,669	57,064,824	n/a	10/1/2025	30 years	4.913%
Georgian Terrace (7)	43,840,298	44,202,968	n/a	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	18,187,788	18,307,000	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton(9)	33,892,701	34,236,104	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	49,534,098	49,885,045	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,290,788	11,414,300	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,595,471	14,733,458	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$364,674,957	$367,613,880
Deferred financing costs, net	(2,765,926)	(2,951,327)
Unamortized premium on loan	153,951	166,292
Total Mortgage Loans, Net	$362,062,982	$364,828,845

(1)

The note amortizes on a 25-year schedule after an initial 1-year interest-only period (which expired in August 2017), and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(2)	The note may not be prepaid until August 2019, after which it is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(3)	The note is subject to a pre-payment penalty until April 2021. Prepayment can be made without penalty thereafter.
(4)

The note bears a floating interest rate of 1-month LIBOR plus 2.27%, but we entered into a swap agreement to fix the rate at 5.237%.  Under the swap agreement, notional amounts approximate the declining balance of the loan and we are responsible for any potential termination fees associated with early termination of the swap agreement.

(5)

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

(6)	With limited exception, the note may not be prepaid until June 2025.
(7)	With limited exception, the note may not be prepaid until February 2025.
(8)

The note bears a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%; with monthly principal payments of $26,812; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions.

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

As of June 30, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as amended or modified.

Total future mortgage debt maturities for the remaining six and twelve month periods, without respect to any extension of loan maturity, were as follows:

For the remaining six months ending December 31, 2019	$3,169,980
December 31, 2020	6,611,161
December 31, 2021	14,815,760
December 31, 2022	42,296,175
December 31, 2023	59,970,849
December 31, 2024 and thereafter	237,811,032
Total future maturities	$364,674,957

7.25% Unsecured Notes. On February 12, 2018, the Operating Partnership issued its 7.25% Notes in the aggregate amount of $25.0 million, unconditionally guaranteed by the Company. The indenture requires quarterly payments of interest and was to mature on February 15, 2021. The 7.25% Notes were redeemed on May 20, 2019 at 101% of face value.

6. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for each of the three and six months ended June 30, 2019 and 2018 totaled $18,246 and $36,492, respectively.

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

We lease land adjacent to the Hotel Alba for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2024. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the three and six months ended June 30, 2019 and 2018, totaled $651 and $1,301, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and was extended to August 31, 2019.  Rent expense for the three-month periods ended June 30, 2019 and 2018 totaled $26,984 and $22,552, respectively and for the six-month periods ended June 30, 2019 and 2018, totaled $53,968 and $ 45,104.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each. Rent expense for the three months ended June 30, 2019 and 2018, was $202,270 and $190,634, respectively and for the six months ended June 30, 2019 and 2018 was $333,358  and $255,229, respectively.

We also lease certain parking space, storage facilities, furniture and equipment under financing arrangements expiring between July 2019 and June 2025.

A schedule of minimum future lease payments for the following six and twelve-month periods is as follows:

For the remaining six months ending December 31, 2019	$84,862
December 31, 2020	146,032
December 31, 2021	139,181
December 31, 2022	116,998
December 31, 2023	115,682
December 31, 2024 and thereafter	668,285
Total	$1,271,040

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of June 30, 2019, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of June 30, 2019, the eleven remaining wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and January 30, 2022, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of June 30, 2019, nine of our hotels operated under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between November 2021 and March 2038.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

Hyde Beach House – Purchase Commitment - On June 1, 2017, we entered into a Commercial Unit Purchase Agreement and a related addendum (collectively, the “Hyde Beach Agreement”) to purchase the commercial unit of the planned Hyde Beach House Resort & Residences (the “Planned Hotel”), a condominium hotel under development in Hollywood, Florida, for a price of $5.10 million from 4000 South Ocean Property Owner, LLLP (the “Seller”).  In connection with the Hyde Beach Agreement, we also entered into a Pre-Opening Services Agreement whereby the Seller has agreed to pay us $0.75 million in connection with certain pre-opening activities, prior to the closing under the Hyde Beach Agreement.  In connection with the closing under the Hyde Beach Agreement, we have agreed to purchase inventories consistent with the management and operation of the Planned Hotel and the related condominium association for an additional amount; to enter into a use agreement or lease agreement for the parking garage and poolside cabanas associated with the Planned Hotel; and to enter into a management agreement relating to the operation and management of the Planned Hotel condominium association.  We anticipate that the closing of the transaction under the Hyde Beach Agreement and the execution of related agreements will occur by the end of 2019, once construction of the Planned Hotel has been substantially completed.  The closing of the transaction is subject to various closing conditions as described in the Hyde Beach Agreement.

Litigation –We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	June 30, 2019	December 31, 2018	Per Share
Series B Preferred Stock	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,352,141	1,352,141	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,200,000	-	$0.515625	(1)

(1)	The initial distribution for the Series D Preferred Stock paid on July 15, 2019 was pro-rated per the terms of the security in the amount of $0.41823 per share.

The Company pays cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share.  Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

In April 2019, the Company issued 1,200,000 shares of Series D Preferred Stock, for net proceeds after all estimated expenses of approximately $28.4 million.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series D Preferred Units.  Holders of the Company’s Series D Preferred Stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The Company pays cumulative cash distributions on the Series D Preferred Stock at a rate of 8.25% per annum of the $25.00 liquidation preference per share. The Series D Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through the twelve months ended December 31, 2018, the Company sold 52,141 shares of Series C Preferred Stock, for net proceeds of approximately $1.0 million.  For the three and six months ended June 30, 2019, there were no shares sold.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	June 30, 2019	December 31, 2018	Per Unit
Series B Preferred Units	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,352,141	1,352,141	$0.492188
Series D Preferred Units	8.250%	$25.00	1,200,000	-	$0.515625	(1)

(1)	The initial distribution for the Series D Preferred Units paid on July 15, 2019 was pro-rated per the terms of the security in the amount of $0.41823 per unit.

The Company pays cumulative cash distributions on the preferred units at rates in the above table per annum of the $25.00 liquidation preference per unit.  Holders of the Operating Partnership’s preferred units are entitled to receive distributions when authorized by the Operating Partnership’s general partner out of assets legally available for the payment of distributions.  The preferred units are not redeemable by the holders, has no maturity date and is not convertible into any other security of the Operating Partnership or its affiliates.

In April and May 2019, the Operating Partnership issued 1,200,000 units of 8.25% Series D Preferred Units, for net proceeds after all estimated expenses of approximately $28.4 million.   The Operating Partnership used the net proceeds to redeem in full the Operating Partnership’s 7.25% Senior Unsecured Notes due 2021 and for working capital.

In September and December 2018, the Operating Partnership issued a total of 52,141 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $1.0 million.

8. Common Stock and Units

Common Stock – As of June 30, 2019, the Company was authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2019, unless extended by the board of directors.  Through December 31, 2018 the Company repurchased 882,820 shares of common stock for approximately $5.9 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the six months ended June 30, 2019.  During 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.  There have been no more purchases of shares of common stock made by the ESOP in 2018 or 2019.

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

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5,000,000.  Through December 31, 2018, the Company sold 88,297 shares of common stock, for net proceeds of approximately $0.6 million and none have been sold during the six months ended June 30, 2019.

On February 11, 2019, the Company was issued 12,750 units in the Operating Partnership and awarded shares of restricted stock to its independent directors.

On February 22, 2019, the Company was issued 250 units in the Operating Partnership and awarded shares of restricted stock to an independent director.

As of June 30, 2019 and December 31, 2018, the Company had 14,222,378 and 14, 209,378 shares of common stock outstanding, respectively.

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

As of June 30, 2019 and December 31, 2018, the total number of Operating Partnership units outstanding was 16,000,518 and 15,987,518, respectively.

As of June 30, 2019 and December 31, 2018, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $12.4 million and $10.0 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. Chesapeake Hospitality is owned and controlled by individuals including Andrew M. Sims, our chairman and chief executive officer, and Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and immediate family member of our chairman and chief executive officer.  As of June 30, 2019, Andrew M. Sims, Kim E. Sims and Christopher L. Sims, beneficially owned, directly or indirectly, approximately 19.3375%, 20.0%, and 20.0%, respectively, of the total outstanding ownership interests of Chesapeake Hospitality.  Kim E. Sims and Christopher L. Sims are currently officers and employees of Chesapeake Hospitality. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At June 30, 2019 and December 31, 2018, we were due $98,975 and $91,987, respectively, from Chesapeake Hospitality.

Management Agreements – As of June 30, 2019, all of our wholly-owned hotels (with the exception of the Hyatt Centric Arlington hotel) and the Hyde Resort & Residences operated under various management agreements with Chesapeake Hospitality.  On December 15, 2014, we entered into a master agreement and a series of individual hotel management agreements that became effective on January 1, 2015. The master agreement has a five-year term but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increased to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio was 2.65% through 2017 and decreased to 2.50% thereafter. For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

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

Base management and administrative fees earned by Chesapeake Hospitality for our properties totaled $1,326,399 and $1,119,177 for the three months ended June 30, 2019 and 2018, respectively and $2,572,100 and $2,216,899 for the six months ended June 30, 2019 and 2018, respectively.  In addition, estimated incentive management fees of $15,098 and $64,009 were accrued for the three months ended June 30, 2019 and 2018, respectively and $164,428 and $86,406 were accrued for the six months ended June 30, 2019 and 2018, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $1,395,019 and $1,407,782 for the three months ended June 30, 2019 and 2018, respectively and were $2,862,304 and $2,911,607 for the six months ended June 30, 2019 and 2018, respectively.

Workers’ Compensation Insurance – Pursuant to our management agreements with Chesapeake Hospitality, we pay the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that work exclusively for the properties managed by Chesapeake Hospitality. For the three months ended June 30, 2019 and 2018, we paid approximately 0.2 million and none, respectively, and for the six months ended June 30, 2019 and 2018, we paid approximately 0.5 million and 0.1 million, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Loan Receivable – Affiliate. As of June 30, 2019 and December 31, 2018, approximately $4.3 million and $4.4 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer.  We also employ Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Compensation for the three months ended June 30, 2019 and 2018 totaled $102,679 and $96,035, respectively and for the six months ended June 30, 2019 and 2018 totaled $206,290 and $194,577, respectively, for all three individuals.

During the three-month period ending June 30, 2019 and 2018, the Company reimbursed $53,560  and $36,304, respectively, and during the six-month period ending June 30, 2019 and 2018, the Company reimbursed $87,258  and $60,356, respectively to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $22,700 and $22,141 for the three months ended June 30, 2019 and 2018, respectively and $50,561 and $49,039 for the six months ended June 30, 2019 and 2018, respectively.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of June 30, 2019, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 85,110 and 50,891 shares with a fair value of $592,364 and $348,173 remained allocated or committed to be released from the suspense account and recognized as compensation cost during the six months ended June 30, 2019 and 2018, respectively.  The remaining 594,378 unallocated shares have an approximate fair value of $4.1 million, as of June 30, 2019.  At June 30, 2019, the ESOP held a total of 66,308 allocated shares, 18,802 committed-to-be-released shares and 594,378 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	June 30, 2019		December 31, 2018
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	66,308	$461,504	33,832	$189,798
Committed to be released shares	18,802	130,860	35,474	199,007
Total Allocated and Committed-to-be-Released	85,110	$592,364	69,306	$388,805

Unallocated shares	594,378	4,136,872	613,194	3,440,020

Total ESOP Shares	679,488	$4,729,236	682,500	$3,828,825

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$4,450,705	$4,303,516	$8,684,028	$8,030,938
General and administrative	3,999,951	3,897,618	7,812,424	7,340,076
Repairs and maintenance	1,962,867	1,967,457	3,983,460	3,768,599
Utilities	1,503,863	1,583,655	3,010,526	2,985,633
Property taxes	1,731,001	1,625,503	3,461,466	3,162,877
Management fees, including incentive	1,341,497	1,388,995	2,739,187	2,504,854
Franchise fees	1,373,004	1,261,787	2,501,755	2,185,311
Insurance	922,868	733,507	1,673,810	1,368,176
Information and telecommunications	619,837	420,460	1,242,915	802,065
Other	268,107	457,787	453,809	725,012
Total indirect hotel operating expenses	$18,173,700	$17,640,285	$35,563,380	$32,873,541

12. Income Taxes

The components of the income tax provision for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$(92,333)	$—	$(92,333)	$—
State	37,424	61,347	70,902	107,040
	(54,909)	61,347	(21,431)	107,040
Deferred:
Federal	726,912	997,600	926,518	1,204,619
State	143,353	264,067	228,426	317,310
	870,265	1,261,667	1,154,944	1,521,929
	$815,356	$1,323,014	$1,133,513	$1,628,969

A reconciliation of the statutory federal income tax provision to the Company’s income tax provision is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision	$412,581	$901,026	$397,451	$1,212,339
Effect of non-taxable REIT loss	221,998	96,574	436,734	(7,720)
State income tax provision	180,777	325,414	299,328	424,350
	$815,356	$1,323,014	$1,133,513	$1,628,969

As of June 30, 2019 and December 31, 2018, we had a net deferred tax asset of approximately $4.0 million and $5.1 million, respectively, of which, approximately $3.4 million and $4.4 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of June 30, 2019 and December 31, 2018, the remainder of the deferred tax asset is attributable to year-to-year timing differences of approximately $0.6 million and $0.7 million, respectively, for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2019 and December 31, 2018, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At June 30, 2019 and December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

13. Income (Loss) Per Share and Per Unit

Income (Loss) per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income (loss). The shares of the Series B Preferred Stock and Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation, and the amount of compensation for allocated shares is reflected in net income. There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit.  The computation of basic and diluted net income per share is presented below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net (loss) income available to common stockholders for basic and diluted computation	$(731,711)	$1,352,414	$(2,385,473)	$1,114,071
Denominator
Weighted average number of common shares outstanding	14,222,378	14,137,929	14,219,418	14,134,594
Weighted average number of Unearned ESOP Shares	(595,943)	(649,403)	(600,730)	(654,065)
Total weighted average number of common shares outstanding for basic computation	13,626,435	13,488,526	13,618,688	13,480,529
Basic net (loss) income per share	$(0.05)	$0.10	$(0.18)	$0.08

Weighted average number of common shares outstanding	14,222,378	14,138,878	14,219,418	14,140,205
Weighted average number of Unearned ESOP Shares	(595,943)	(649,403)	(600,730)	(654,065)
Total weighted average number of common shares outstanding for diluted computation	13,626,435	13,489,475	13,618,688	13,486,140
Diluted net (loss) income per share	$(0.05)	$0.10	$(0.18)	$0.08

Income Per Unit – The computation of basic and diluted net income per unit is presented below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net (loss) income available to unitholders for basic computation	$(823,067)	$1,522,745	$(2,683,778)	$1,254,389
Denominator
Weighted average number of units outstanding	16,000,518	15,899,221	15,997,558	15,895,885
Basic and diluted net (loss) income per unit	$(0.05)	$0.10	$(0.17)	$0.08

14. Subsequent Events

On July 11, 2019, we paid a quarterly dividend (distribution) of $0.13 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on June 14, 2019.

On July 15, 2019, we paid a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of July 1, 2019.

On July 15, 2019, we paid a quarterly distribution of $0.492188 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of July 1, 2019.

On July 15, 2019, we paid a quarterly distribution of $0.41823 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of July 1, 2019.

On July 29, 2019, we authorized payment of a quarterly dividend (distribution) of $0.13 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of September 13, 2019. The dividend (distribution) is to be paid on October 11, 2019.

On July 29, 2019, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of October 1, 2019, to be paid on October 15, 2019.

On July 29, 2019, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of October 1, 2019, to be paid on October 15, 2019.

On July 29, 2019, we authorized payment of a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of October 1, 2019, to be paid on October 15, 2019.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms and the hotel commercial condominium unit of the Hyde Resort & Residences. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Sheraton and Hyatt Centric, as well as independent hotels.  We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels.   As of June 30, 2019, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	200	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,356

(1)	Operated as an independent hotel.
(2)

Reflects only those condominium units that were participating in the rental program as of June 30, 2019.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

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

Our hotel management agreements with Chesapeake Hospitality for all of our hotels that it manages, other than the DoubleTree Resort by Hilton Hollywood Beach and the Hyde Resort & Residences, terminate according to their terms on January 1, 2020 (the “Expiring Agreements”).  On June 18, 2019, Chesapeake Hospitality notified us of its intent to renew the Expiring Agreements on the same terms for an additional five years.  On July 15, 2019 we notified Chesapeake Hospitality of our intent not to renew or extend the

Expiring Agreements.  We are currently in discussions with another hotel management company regarding the management of those hotels.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and six months ended June 30, 2019 and 2018, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as eleven wholly-owned properties in the portfolio that were under the Company’s control during the six months ended June 30, 2019 and the corresponding period in 2018 (“same-store” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel room at the Hyde Resort & Residences, and the same-store data does not reflect the performance of the Hyatt Centric Arlington which was acquired on March 1, 2018, or our interest in the Hyde Resort & Residences.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences during the three and six months ended June 30, 2019 and the corresponding periods in 2018.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Actual Portfolio Metrics
Occupancy %	77.4%	77.8%	73.8%	72.9%
ADR	$163.48	$158.14	$164.47	$157.99
RevPAR	$126.59	$123.02	$121.33	$115.15
Same-Store Portfolio Metrics
Occupancy %	76.2%	76.5%	73.0%	71.7%
ADR	$155.65	$151.19	$159.76	$153.20
RevPAR	$118.62	$115.69	$116.61	$109.80
Composite Portfolio Metrics
Occupancy %	76.3%	75.6%	73.1%	71.2%
ADR	$167.87	$162.93	$170.91	$165.37
RevPAR	$128.05	$123.17	$124.97	$117.81

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Revenue.  Total revenue for the three months ended June 30, 2019 decreased approximately $0.01 million, or 0.02%, to approximately $51.5 million compared to total revenue of approximately $51.6 million for the three months ended June 30, 2018. The decrease in revenue for the three months ended June 30, 2019 resulted mainly from a net decrease of approximately $0.9 million across most of the portfolio, which was offset by an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $0.9 million. A noticeable seasonal trend for the quarter saw the northern most properties having significant increases in revenue while the southernmost properties in Florida, Georgia and Texas having a noticeable offsetting decrease in revenue.

Room revenue increased approximately $1.0 million, or 2.9%, to approximately $36.4 million for the three months ended June 30, 2019 compared to room revenue of approximately $35.3 million for the three months ended June 30, 2018.  The increase in room revenue for the three months ended June 30, 2019 resulted mainly from an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $0.6 million, as well as a net increase of approximately $0.4 million at the remaining properties.

Food and beverage revenues decreased approximately $0.2 million, or 2.0%, to approximately $10.9 million for the three months ended June 30, 2019 compared to food and beverage revenues of approximately $11.1 million for the three months ended June 30, 2018.   The decrease in food and beverage revenues for the three months ended June 30, 2019 resulted mainly from a net decrease of approximately $0.4 million across most of the portfolio, which was offset by an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $0.2 million.

Revenue from other operating departments decreased approximately $0.8 million, or 16.0%, to approximately $4.3 million for the three months ended June 30, 2019 compared to revenue from other operating departments of approximately $5.1 million for the three months ended June 30, 2018.  The decrease in revenue from other operating departments for the three months ended June 30, 2019 resulted mainly from an aggregate decrease of approximately $0.7 million at our Hollywood, Florida and Houston, Texas properties, due to higher revenues received in the three months ended June 30, 2018 that were driven by a one-time event that did not occur this year. Our remaining properties reported a net decrease of approximately $0.1 million.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $36.0 million for the three months ended June 30, 2019, an increase of approximately $0.8 million, or 2.2%, compared to total hotel operating expenses of approximately $35.2 million for the three months ended June 30, 2018.  The increase in hotel operating expenses for the three months ended June 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina and Hollywood, Florida of approximately $0.8 million.

Rooms expense for the three months ended June 30, 2019 increased approximately $0.2 million, or 3.0%, to approximately $8.4 million compared to rooms expense for the three months ended June 30, 2018 of approximately $8.2 million. The net increase in rooms expense for the three months ended June 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina and Hollywood, Florida of approximately $0.2 million.

Food and beverage expenses for the three months ended June 30, 2019 decreased approximately $0.1 million, or 0.7%, to approximately $7.6 million compared to food and beverage expenses of approximately $7.7 million for the three months ended June 30, 2018. The net decrease in food and beverage expenses for the three months ended June 30, 2019 resulted mainly from an aggregate decrease of approximately $0.2 million across most of the portfolio, which was offset by an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $0.1 million.

Expenses from other operating departments increased approximately $0.1 million, or 3.9%, to approximately $1.75 million for the three months ended June 30, 2019 compared to expenses from other operating departments of approximately $1.7 million for the three months ended June 30, 2018.  The increase in expenses from other operating departments for the three months ended June 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina and Hollywood, Florida of approximately $0.1 million.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2019 increased approximately $0.6 million, or 3.0%, to approximately $18.2 million compared to indirect expenses of approximately $17.6 million for the three months ended June 30, 2018.  The increase in indirect expenses for the three months ended June 30, 2019 resulted mainly from an increase in real estate property taxes at our Hollywood Beach, Florida property of approximately $0.3 million. There was also an aggregate increase in indirect expenses of approximately $0.3 million from the remaining properties.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2019 decreased approximately $0.5 million, or 8.8%, to approximately $5.1 million compared to depreciation and amortization of approximately $5.6 million for the three months ended June 30, 2018.  The decrease in depreciation was mainly related to our property in Arlington, Virginia with a decrease of approximately $0.4 million.  There was also an aggregate decrease in depreciation and amortization of approximately $0.1 million from our remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended June 30, 2019 increased approximately $0.1 million, or 3.4%, to approximately $1.6 million compared to corporate general and administrative expenses of approximately $1.5 million for the three months ended June 30, 2018.  The increase in corporate general and administrative expenses was mainly due to increased legal and professional fees from Sarbanes Oxley testing by approximately $0.2 million and a reduction in audit fees by approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended June 30, 2019 remained substantially the same at approximately $5.1 million as compared to interest expense of approximately $5.1 million for the three months ended June 30, 2018.

Interest Income.  Interest income for the three months ended June 30, 2019 increased approximately $0.1 million, or 133.8%, to approximately $0.2 million compared to interest income of approximately $0.1 million for the three months ended June 30, 2018.   The increase is due to higher interest rates on the interest-bearing cash and cash equivalents held during the three-month period ending June 30, 2019 compared to the three-month period ending June 30, 2018.

Unrealized Gain (Loss) on Hedging Activities.  As of June 30, 2019, the fair market value of our interest rate caps is $9,505 and the fair market value of our interest rate SWAP liability is approximately $2.2 million.  The unrealized loss on hedging activities during the three months ended June 30, 2019, was approximately $0.8 million and during the three months ended June 30, 2018, the unrealized gain on hedging activities was $5,798.

Loss on early debt extinguishment.  The 7.25% Notes were redeemed on May 20, 2019 at 101% of face value.  The unamortized deferred financing costs related to the 7.25% Notes and related redemption costs comprise the approximate $1.2 million loss on early debt extinguishment.

Income Taxes.  We had an income tax provision of approximately $0.8 million for the three months ended June 30, 2019 compared to an income tax provision of approximately $1.3 million for the three months ended June 30, 2018.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating income for each of the three months ended June 30, 2019 and 2018.

Net Income.  We realized net income for the three months ended June 30, 2019 of approximately $1.1 million compared to a net income of approximately $3.0 million for the three months ended June 30, 2018, because of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Revenue.  Total revenue for the six months ended June 30, 2019 increased approximately $5.6 million, or 6.0%, to approximately $98.9 million compared to total revenue of approximately $93.3 million for the six months ended June 30, 2018. The increase in revenue for the six months ended June 30, 2019 resulted mainly from an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $2.4 million.  There was also a significant increase in revenue in the six-month period at our property in Atlanta, Georgia, of approximately $1.8 million, and a significant increase in revenue in the six-month period at our property in Arlington, Virginia of approximately $2.8 million, which had two additional months of revenue this year versus the comparable period last year. These increases were offset by a net decrease of approximately $1.4 million at our remaining properties.

Room revenue increased approximately $5.7 million, or 8.9%, to approximately $69.3 million for the six months ended June 30, 2019 compared to room revenue of approximately $63.6 million for the six months ended June 30, 2018.  The increase in room revenue for the six months ended June 30, 2019 resulted mainly from an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $1.4 million. Additionally, there was a significant aggregate increase in room revenue in the six-month period at our properties in Atlanta, Georgia and Arlington, Virginia of approximately $4.2 million, as well as a net increase of approximately $0.1 million at our remaining properties.

Food and beverage revenues increased approximately $1.2 million, or 5.9%, to approximately $20.6 million for the six months ended June 30, 2019 compared to food and beverage revenues of approximately $19.4 million for the six months ended June 30, 2018.   The increase in food and beverage revenues for the six months ended June 30, 2019 resulted mainly from an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $0.9 million. Additionally, there was a significant increase in food and beverage revenue in the six-month period at our property in Arlington, Virginia of approximately $0.5 million.  These increases were offset by a net decrease of approximately $0.2 million at our remaining properties.

Revenue from other operating departments decreased approximately $1.2 million, or 11.8%, to approximately $9.0 million for the six months ended June 30, 2019 compared to revenue from other operating departments of approximately $10.2 million for the six months ended June 30, 2018.  The decrease in revenue from other operating departments for the six months ended June 30, 2019 resulted mainly from a decrease of approximately $0.8 million at our Hollywood, Florida property, due to higher revenues received in the six months ended June 30, 2018 that were driven by a one-time event that did not occur this year.  Our remaining properties reported a net decrease of approximately $0.4 million.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $70.2 million for the six months ended June 30, 2019, an increase of approximately $5.2 million, or 7.9%, compared to total hotel operating expenses of approximately $65.0 million for the six months ended June 30, 2018.  The increase in hotel operating expenses for the six months ended June 30, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased hotel operating expenses by approximately $2.5 million.  Additionally, there was an aggregate increase at our fully renovated properties in Wilmington, North Carolina, Hollywood, Florida and Savannah, Georgia of approximately $1.6 million, as well as a net increase of approximately $1.1 million at the remaining properties.

Rooms expense for the six months ended June 30, 2019 increased approximately $1.3 million, or 8.9%, to approximately $16.2 million compared to rooms expense for the six months ended June 30, 2018 of approximately $14.9 million. The net increase in rooms expense for the six months ended June 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina, Hollywood, Florida and Savannah, Georgia of approximately $0.2 million. Additionally, there was a significant aggregate increase in room expense in the six-month period at our properties in Atlanta, Georgia and Arlington, Virginia of approximately $0.8 million and a net increase of approximately $0.3 million at our remaining properties.

Food and beverage expenses for the six months ended June 30, 2019 increased approximately $0.7 million, or 4.9%, to approximately $14.8 million compared to food and beverage expenses of approximately $14.1 million for the six months ended June 30, 2018. The net increase in food and beverage expenses for the six months ended June 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina, Hollywood, Florida and Savannah, Georgia of approximately $0.4 million. Additionally, there was a significant increase in food and beverage expense in the six-month period at our property in Arlington, Virginia of approximately $0.4 million.  These increases were offset by a net decrease of approximately $0.1 million at our remaining properties.

Expenses from other operating departments increased approximately $0.5 million, or 13.9%, to approximately $3.7 million for the six months ended June 30, 2019 compared to expenses from other operating departments of approximately $3.2 million for the six months ended June 30, 2018.  The increase in expense from other operating departments for the six months ended June 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina, Savannah, Georgia and Hollywood, Florida of approximately $0.2 million and by a net increase of approximately $0.3 million at our remaining properties.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2019 increased approximately $2.7 million, or 8.2%, to approximately $35.6 million compared to indirect expenses of approximately $32.9 million for the six months ended June 30, 2018.  The increase in indirect expenses for the six months ended June 30, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased indirect costs for the six months ended June 30, 2019 by approximately $1.3 million. Additionally, there was an aggregate increase at our fully renovated properties in Wilmington, North Carolina, Savannah, Georgia and Hollywood, Florida of approximately $0.8 million. There was also an aggregate increase in indirect expenses of approximately $0.6 million at our remaining properties.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2019 decreased approximately $0.1 million, or 0.9%, to approximately $11.1 million compared to depreciation and amortization of approximately $11.2 million for the six months ended June 30, 2018.  The decrease in depreciation was mainly related to our properties in Wilmington, North Carolina and Tampa, Florida due to their renovations and disposals with a net decrease of approximately $0.7 million.  There was also an aggregate increase in depreciation and amortization of approximately $0.6 million at our remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the six months ended June 30, 2019 increased approximately $0.2 million, or 6.2%, to approximately $3.2 million compared to corporate general and administrative expenses of approximately $3.0 million for the six months ended June 30, 2018.  The increase in corporate general and administrative expenses was mainly due to increased salaries, legal and professional fees of approximately $0.3 million and a decrease in audit fees of approximately $0.1 million.

Interest Expense.  Interest expense for the six months ended June 30, 2019 increased approximately $1.1 million, or 12.2%, to approximately $10.4 million compared to interest expense of approximately $9.3 million for the six months ended June 30, 2018.  The increase in interest expense for the six months ended June 30, 2019, was substantially related to the refinanced mortgages on our properties in Raleigh, North Carolina, Philadelphia, Pennsylvania, Tampa, Florida and Arlington, Virginia and deferred financing costs associated with those mortgages, which accounted for an increase of approximately $1.1 million compared to the six-month period ending June 30, 2018.

Interest Income.  Interest income for the six months ended June 30, 2019 increased approximately $0.1 million or 71.9%, to $254,808 compared to interest income of $148,209 for the six months ended June 30, 2018.   The increase is due to higher interest rates on the interest-bearing cash and cash equivalents held during the six-month period ending June 30, 2019 compared to the six-month period ending June 30, 2018.

Unrealized Gain (Loss) on Hedging Activities.  As of June 30, 2019, the fair market value of our interest rate caps is $9,505 and the fair market value of our interest rate SWAP liability is approximately $2.2 million.  The unrealized loss on hedging activities during the six months ended June 30, 2019, was approximately $1.3 million and during the six months ended June 30, 2018, the unrealized gain on hedging activities was $18,528.

Loss on early debt extinguishment.  The 7.25% Notes were redeemed on May 20, 2019 at 101% of face value.  The unamortized deferred financing costs related to the 7.25% Notes and related redemption costs comprise the approximate $1.2 million loss on early debt extinguishment.

Income Taxes.  We had an income tax provision of approximately $1.1 million for the six months ended June 30, 2019 compared to an income tax provision of approximately $1.6 million for the six months ended June 30, 2018.  The income tax provision is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating income for each of the six months ended June 30, 2019 and 2018.

Net Income.  We realized a net income for the six months ended June 30, 2019 of approximately $0.8 million compared to a net income of approximately $4.1 million for the six months ended June 30, 2018, because of the operating results discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net (loss) income available to common stockholders	$(731,711)	$1,352,414	$(2,385,473)	$1,114,071
Add: Net (loss) income attributable to noncontrolling interest	(91,356)	170,331	(298,305)	140,318
Depreciation and amortization - real estate	5,094,339	5,477,331	11,108,206	11,094,906
Gain on involuntary conversion of assets	—	(27,824)	(161,334)	(898,565)
Loss on disposal of assets	31,179	—	27,171	3,739
FFO available to common stockholders and unitholders	$4,302,451	$6,972,252	$8,290,265	$11,454,469
Decrease in deferred income taxes	870,265	1,261,667	1,154,944	1,521,929
Amortization	14,036	124,609	28,904	141,224
Loss on early extinguishment of debt	1,152,356	—	1,152,356	—
Unrealized (gain) loss on hedging activities	837,822	(5,798)	1,328,432	(18,528)
Adjusted FFO available to common stockholders and unitholders	$7,176,930	$8,352,730	$11,954,901	$13,099,094

Weighted average number of shares outstanding, basic	13,626,435	13,488,526	13,618,688	13,480,529

Weighted average number of non-controlling units	1,778,140	1,778,140	1,778,140	1,778,140

Weighted average number of shares and units outstanding, basic	15,404,575	15,266,666	15,396,828	15,258,669

FFO per common share and unit	$0.28	$0.46	$0.54	$0.75

Adjusted FFO per common share and unit	$0.47	$0.55	$0.78	$0.86

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net (loss) income available to common stockholders	$(731,711)	$1,352,414	$(2,385,473)	$1,114,071
Add: Net (loss) income attributable to noncontrolling interest	(91,356)	170,331	(298,305)	140,318
Interest expense	5,088,121	5,087,482	10,393,235	9,264,501
Interest income	(155,512)	(66,505)	(254,808)	(148,209)
Income tax provision	815,356	1,323,014	1,133,513	1,628,969
Depreciation and amortization	5,108,375	5,601,940	11,137,110	11,236,130
Distributions to preferred stockholders	1,972,382	1,444,844	3,442,890	2,889,688
EBITDA	12,005,655	14,913,520	23,168,162	26,125,468
Loss on disposal of assets	31,179	—	27,171	3,739
Loss on early extinguishment of debt	1,152,356	—	1,152,356	—
Gain on involuntary conversion of assets	—	(27,824)	(161,334)	(898,565)
Subtotal	13,189,190	14,885,696	24,186,355	25,230,642
Corporate general and administrative	1,554,934	1,503,549	3,239,378	3,049,849
Unrealized (gain) loss on hedging activities	837,822	(5,798)	1,328,432	(18,528)
Hotel EBITDA	$15,581,946	$16,383,447	$28,754,165	$28,261,963

Sources and Uses of Cash

Operating Activities.  Our principal source of cash to meet our operating requirements, including distributions to unitholders of the Operating Partnership and stockholders of our preferred and common stock, as well as debt service (excluding debt maturities), is through the operations of our hotels.  Cash flow provided by operating activities for the six months ended June 30, 2019 was approximately $14.4 million.  We had a net decrease in cash provided by operating activities for the six months ended June 30, 2019 of approximately $1.8 million, compared to the six months ended June 30, 2018.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the six months ended June 30, 2019, we used approximately $8.8 million on capital expenditures, of which, approximately $3.4 million related to the routine replacement of furniture, fixtures and equipment, approximately $5.4 million related mainly to renovation of our hotels in Arlington, Virginia, Hollywood and Tampa, Florida. The Operating Partnership received a payment on its loan to the Company in the amount of approximately $0.1 million. We also received approximately $0.2 million for proceeds from insurance for involuntary conversions.

Financing Activities. During the six months ended June 30, 2019, we received approximately $28.4 million for the issuance of Series D Preferred Shares and Units, we redeemed the 7.25% Notes for $25.3 million, we paid dividend and distribution payments of approximately $6.4 million for the Company and approximately $6.6 million for the Operating Partnership, made payments on financing costs of approximately $0.1 million and made payments on mortgages of approximately $2.9 million.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry.  Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  In addition:

•	On June 4, 2019, the Company’s hotel in Tampa, Florida was converted to the Hotel Alba, a member of the Tapestry Collection by Hilton, following the completion of an $11.3 million renovation project.

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

Liquidity and Capital Resources

As of June 30, 2019, we had total cash of approximately $37.3 million, of which approximately $32.4 million was in cash and cash equivalents and approximately $4.9 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

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

We expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures, the retirement of maturing mortgage debt, and other debt maturities, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, the selective disposition of non-core assets, and cash on hand.  From time to time and subject to market conditions, we may also seek to refinance mortgage debt prior to maturity where appropriate.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

Other than monthly mortgage loan principal payments, we do not have any upcoming mortgage debt obligations maturing in 2019 or 2020.  We have approximately $8.2 million in debt obligations maturing in 2021, which relates to the mortgage on the DoubleTree by Hilton Laurel, accounting for reductions for future monthly principal payments.

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

As of June 30, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as amended or modified.

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

In July 2019, we authorized a quarterly dividend (distribution) of $0.13 per common share (and unit).

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

There were no charges for impairment of hotel properties recorded for the six months ended June 30, 2019.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2019 and December 31, 2018, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At each of June 30, 2019 and December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

As of June 30, 2019, we had approximately $313.6 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and approximately $51.1 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.78%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, DoubleTree by Hilton Raleigh Brownstone-University and The Whitehall remains at approximately $51.1 million, the balance at June 30, 2019, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

As of December 31, 2018, we had approximately $341.3 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and approximately $51.3 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.96%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, DoubleTree by Hilton Raleigh Brownstone and the mortgage on The Whitehall remained at approximately $51.3 million, the balance at December 31, 2018, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2018 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2019.

The hotel management agreements for a majority of the hotels in our portfolio will expire on January 1, 2020 and we are in discussions with another hotel management company to manage those hotels.  If we are not able to secure reasonable terms for the management of our hotels, or if the new management company is not able to successfully manage our hotels, our returns will suffer.

Our hotel management agreements with Chesapeake Hospitality for the management of the DeSoto, DoubleTree by Hilton Jacksonville Riverfront, DoubleTree by Hilton Laurel, DoubleTree by Hilton Philadelphia Airport, DoubleTree by Hilton Raleigh Brownstone-University, Georgian Terrace, Hotel Alba, Hotel Ballast, Sheraton Louisville Riverside, and Whitehall hotels are scheduled to expire on January 1, 2020.  We have notified Chesapeake Hospitality that we do not intend to renew or extend those hotel management agreements beyond their current terms.

We are currently in discussions with another hotel management company to transition the management of these hotels, but we cannot be certain that we will secure reasonable terms on a timely basis, or at all.  We are dependent on our hotel management companies for the management of our hotels.  If we do not enter into new management agreements on reasonable terms, our returns will suffer, which could negatively impact our stock price.

In addition, the transition to a new hotel management company could be disruptive to the operation of one or more of our hotels.  If our new hotel management company is not able to manage the transition effectively, or if it is not successful in managing our hotels after the transition has been concluded, our returns at one or more of our hotels could be negatively affected.

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

SOTHERLY HOTELS INC.

Date: August 8, 2019	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: August 8, 2019	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer