Form 10-Q
period 2019-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2019-11-12
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of November 1, 2019, there were 14,272,378 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2019 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 13 – Loss Per Share and Per Unit; and
•	Note 14 – Subsequent Events;
•	Item 4 - Controls and Procedures; and
•	Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment in hotel properties, net	$446,839,580	$435,725,814
Cash and cash equivalents	30,059,697	33,792,773
Restricted cash	5,192,730	4,075,508
Accounts receivable, net	6,298,119	6,766,696
Accounts receivable - affiliate	86,663	262,572
Prepaid expenses, inventory and other assets	5,494,165	5,262,884
Favorable lease assets, net	—	2,465,421
Deferred income taxes	4,679,010	5,131,179
TOTAL ASSETS	$498,649,964	$493,482,847
LIABILITIES
Mortgage loans, net	$360,549,890	$364,828,845
Unsecured notes, net	—	23,894,658
Accounts payable and accrued liabilities	24,308,930	16,268,096
Advance deposits	2,397,095	2,815,283
Dividends and distributions payable	4,210,494	3,409,593
TOTAL LIABILITIES	$391,466,409	$411,216,475
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized;
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,554,610 and 1,352,141 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	15,546	13,521
8.25% Series D cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,200,000 shares issued and outstanding at September 30, 2019 and none at December 31, 2018.	12,000	—
Common stock, par value $0.01, 49,000,000 shares authorized, 14,222,378 shares and 14,209,378 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	142,223	142,093
Additional paid-in capital	180,415,231	147,085,112
Unearned ESOP shares	(4,175,564)	(4,379,742)
Distributions in excess of retained earnings	(68,687,461)	(61,052,418)
Total Sotherly Hotels Inc. stockholders’ equity	107,738,075	81,824,666
Noncontrolling interest	(554,520)	441,706
TOTAL EQUITY	107,183,555	82,266,372
TOTAL LIABILITIES AND EQUITY	$498,649,964	$493,482,847

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$29,253,447	$28,626,265	$98,561,643	$92,242,385
Food and beverage department	8,997,948	8,417,293	29,584,705	27,849,844
Other operating departments	4,300,780	4,374,504	13,336,834	14,614,915
Total revenue	42,552,175	41,418,062	141,483,182	134,707,144
EXPENSES
Hotel operating expenses
Rooms department	8,064,771	7,873,836	24,264,623	22,750,381
Food and beverage department	7,036,887	6,680,563	21,795,051	20,748,688
Other operating departments	1,352,205	1,661,128	5,007,651	4,870,037
Indirect	17,194,148	16,027,496	52,757,527	48,901,037
Total hotel operating expenses	33,648,011	32,243,023	103,824,852	97,270,143
Depreciation and amortization	4,980,168	4,547,043	16,117,278	15,783,174
Loss (gain) on disposal of assets	4,918	(7,555)	32,088	(3,816)
Corporate general and administrative	1,768,912	1,516,408	5,008,290	4,566,258
Total operating expenses	40,402,009	38,298,919	124,982,508	117,615,759
NET OPERATING INCOME	2,150,166	3,119,143	16,500,674	17,091,385
Other income (expense)
Interest expense	(4,722,456)	(5,306,641)	(15,115,690)	(14,571,142)
Interest income	102,768	88,484	357,576	236,693
Loss on early extinguishment of debt	-	(753,133)	(1,152,356)	(753,133)
Unrealized (loss) gain on hedging activities	(226,491)	123,443	(1,554,924)	141,970
Gain on exercise of development right	3,940,000	—	3,940,000	—
Gain on involuntary conversion of assets	130,569	—	291,902	898,565
Net income (loss) before income taxes	1,374,556	(2,728,704)	3,267,182	3,044,338
Income tax benefit (provision)	694,190	746,924	(439,323)	(882,045)
Net income (loss)	2,068,746	(1,981,780)	2,827,859	2,162,293
Less: Net loss attributable to noncontrolling interest	13,337	385,616	311,642	245,298
Net income (loss) attributable to the Company	2,082,083	(1,596,164)	3,139,501	2,407,591
Distributions to preferred stockholders	(2,188,910)	(1,469,719)	(5,631,799)	(4,359,407)
Net loss available to common stockholders	$(106,827)	$(3,065,883)	$(2,492,298)	$(1,951,816)
Net loss per share available to common stockholders
Basic	$(0.01)	$(0.23)	$(0.18)	$(0.14)
Weighted average number of common shares outstanding
Basic	13,636,706	13,513,996	13,624,760	13,491,807

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total

Balances at December 31, 2018	2,962,141	$29,621	14,209,378	$142,093	$147,085,112	$(4,379,742)	$(61,052,418)	$441,706	$82,266,372
Net loss	—	—	—	—	—	—	(183,256)	(206,949)	(390,205)
Issuance of restricted common stock awards	—	—	13,000	130	92,203	—	—	—	92,333
Amortization of ESOP shares	—	—	—	—	(1,141)	67,234	—	—	66,093
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(665,507)	—	(665,507)
Common stock, $0.125/share dividends and distributions declared	—	—	—	—	—	—	(1,699,906)	(222,268)	(1,922,174)
Balances at March 31, 2019 (unaudited)	2,962,141	$29,621	14,222,378	$142,223	$147,184,199	$(4,312,508)	$(64,406,087)	$12,489	$78,649,937
Net income	—	—	—	—	—	—	1,240,673	(91,356)	1,149,317
Issuance of preferred stock	1,200,000	12,000	—	—	28,365,519	—	—	—	28,377,519
Amortization of ESOP shares	—	—	—	—	—	67,160	—	—	67,160
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:									—
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(665,507)	—	(665,507)
Series D Preferred Stock, $0.41823/share	—	—	—	—	—	—	(501,876)	—	(501,876)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,682,361)	(231,158)	(1,913,519)
Balances at June 30, 2019 (unaudited)	4,162,141	$41,621	14,222,378	$142,223	$175,557,743	$(4,245,348)	$(66,820,158)	$(310,025)	$104,366,056
Net income	—	—	—	—	—	—	2,082,083	(13,337)	2,068,746
Issuance of preferred stock	202,469	2,025	—	—	4,858,988	—	—	—	4,861,013
Amortization of ESOP shares	—	—	—	—	(9,525)	69,784	—	—	60,259
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(765,160)	—	(765,160)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(618,750)	—	(618,750)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,760,476)	(231,158)	(1,991,634)
Balances at September 30, 2019 (unaudited)	4,364,610	$43,646	14,222,378	$142,223	$180,415,231	$(4,175,564)	$(68,687,461)	$(554,520)	$107,183,555

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2017	2,910,000	$29,100	14,078,831	$140,788	$146,249,339	$(4,633,112)	$(48,765,860)	$1,154,775	$94,175,030
Net income	—	—	—	—	—	—	1,206,501	(30,013)	1,176,488
Issuance of unrestricted common stock awards	—	—	2,250	23	13,454	—	—	—	13,477
Issuance of restricted common stock awards	—	—	40,000	400	89,450	—	—	—	89,850
Amortization of ESOP shares	—	—	—	—	—	60,170	—	—	60,170
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(639,844)	—	(639,844)
Common stock, $0.115/share dividends and distributions declared	—	—	—	—	—	—	(1,553,864)	(204,486)	(1,758,350)
Balances at March 31, 2018 (unaudited)	2,910,000	$29,100	14,121,081	$141,211	$146,360,268	$(4,572,942)	$(50,558,067)	$920,276	$92,319,846
Net income	—	—	—	—	—	—	2,797,258	170,331	2,967,589
Amortization of ESOP shares	—	—	—	—	—	61,673	—	—	61,673
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(639,844)	—	(639,844)
Common stock, $0.12/share dividends and distributions declared	—	—	—	—	—	—	(1,605,893)	(213,377)	(1,819,270)
Balances at June 30, 2018 (unaudited)	2,910,000	$29,100	14,121,081	$141,211	$146,368,293	$(4,511,269)	$(50,811,546)	$877,230	$92,093,019
Net loss	—	—	—	—	—	—	(1,596,164)	(385,616)	(1,981,780)
Issuance of preferred stock	50,541	505	—	—	1,187,561	—	—	—	1,188,066
Issuance of common stock	—	—	88,297	882	576,780	—	—	—	577,662
Amortization of ESOP shares	—	—	—	—	—	64,294	—	—	64,294
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)

Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(664,719)	—	(664,719)
Common stock, $0.125/share dividends and distributions declared	—	—	—	—	—	—	(1,754,486)	(222,268)	(1,976,754)
Balances at September 30, 2018 (unaudited)	2,960,541	$29,605	14,209,378	$142,093	$148,140,659	$(4,446,975)	$(55,631,915)	$269,346	$88,502,813

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,827,859	$2,162,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,117,278	15,783,174
Amortization of deferred financing costs	650,638	598,142
Amortization of mortgage premium	(18,511)	(18,511)
Gain on exercise of development right	(3,940,000)	—
Gain on involuntary conversion of assets	(291,902)	(898,565)
Unrealized loss (gain) on hedging activities	1,554,924	(141,970)
Loss (gain) on disposal of assets	32,088	(3,816)
Loss on early extinguishment of debt	1,152,356	753,133
ESOP and stock - based compensation	309,920	313,540
Changes in assets and liabilities:
Accounts receivable	468,577	(1,942,179)
Prepaid expenses, inventory and other assets	(1,395,457)	1,045,824
Deferred income taxes	452,169	750,739
Accounts payable and other accrued liabilities	4,211,459	3,006,385
Advance deposits	(418,188)	566,621
Accounts receivable - affiliate	175,909	(8,959)
Net cash provided by operating activities	21,889,119	21,965,851
Cash flows from investing activities:
Acquisitions of hotel properties	(6,346,378)	(79,732,716)
Improvements and additions to hotel properties	(10,846,325)	(18,497,781)
Proceeds from involuntary conversion	291,902	898,565
Proceeds from the disposal of assets	4,934	7,555
Net cash used in investing activities	(16,895,867)	(97,324,377)
Cash flows from financing activities:
Proceeds of mortgage debt	—	145,795,332
Proceeds of unsecured debt	—	25,000,000
Proceeds from issuance of common stock, net	—	577,661
Proceeds from issuance of preferred stock, net	33,238,532	1,188,066
Redemption of unsecured notes	(25,250,000)	—
Payments on mortgage loans	(4,582,990)	(75,346,629)
Payments of deferred financing costs	(106,950)	(3,669,192)
Dividends on common stock and distributions paid	(5,994,302)	(5,318,695)
Preferred dividends paid	(4,913,396)	(4,256,328)
Net cash (used in) provided by financing activities	(7,609,106)	83,970,215
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,615,854)	8,611,689
Cash, cash equivalents and restricted cash at the beginning of the period	37,868,281	33,429,042
Cash, cash equivalents and restricted cash at the end of the period	$35,252,427	$42,040,731
Supplemental disclosures:
Cash paid during the period for interest	$13,995,139	$12,859,556
Cash paid (received) during the period for income taxes	$(46,695)	$278,720
Non-cash investing and financing activities:
Deficiency of fair value of interest rate swap to cost	$-	$294,176
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$335,331	$251,195
Exercise of development right	$3,940,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment in hotel properties, net	$446,839,580	$435,725,814
Cash and cash equivalents	30,059,697	33,792,773
Restricted cash	5,192,730	4,075,508
Accounts receivable, net	6,298,119	6,766,696
Accounts receivable - affiliate	86,663	262,572
Loan receivable - affiliate	4,270,679	4,446,410
Prepaid expenses, inventory and other assets	5,494,165	5,262,884
Favorable lease assets, net	—	2,465,421
Deferred income taxes	4,679,010	5,131,179
TOTAL ASSETS	$502,920,643	$497,929,257
LIABILITIES
Mortgage loans, net	$360,549,890	$364,828,845
Unsecured notes, net	—	23,894,658
Accounts payable and other accrued liabilities	24,308,930	16,268,100
Advance deposits	2,397,095	2,815,283
Dividends and distributions payable	4,268,977	3,466,136
TOTAL LIABILITIES	$391,524,892	$411,273,022

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,554,610 and 1,352,141 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	36,354,736	31,493,723
8.25% Series D cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,200,000 units issued and outstanding at September 30, 2019 and none at December 31, 2018.	28,377,519	—
General Partner: 160,006 units and 159,876 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	375,888	452,165
Limited Partners: 15,840,512 units and 15,827,642 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	8,521,077	16,943,816
TOTAL PARTNERS’ CAPITAL	111,395,751	86,656,235
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$502,920,643	$497,929,257

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$29,253,447	$28,626,265	$98,561,643	$92,242,385
Food and beverage department	8,997,948	8,417,293	29,584,705	27,849,844
Other operating departments	4,300,780	4,374,504	13,336,834	14,614,915
Total revenue	42,552,175	41,418,062	141,483,182	134,707,144
EXPENSES
Hotel operating expenses
Rooms department	8,064,771	7,873,836	24,264,623	22,750,381
Food and beverage department	7,036,887	6,680,563	21,795,051	20,748,688
Other operating departments	1,352,205	1,661,128	5,007,651	4,870,037
Indirect	17,194,148	16,027,496	52,757,527	48,901,037
Total hotel operating expenses	33,648,011	32,243,023	103,824,852	97,270,143
Depreciation and amortization	4,980,168	4,547,043	16,117,278	15,783,174
Loss (gain) on disposal of assets	4,918	(7,555)	32,088	(3,816)
Corporate general and administrative	1,768,912	1,516,408	5,008,290	4,566,258
Total operating expenses	40,402,009	38,298,919	124,982,508	117,615,759
NET OPERATING INCOME	2,150,166	3,119,143	16,500,674	17,091,385
Other income (expense)
Interest expense	(4,722,456)	(5,306,641)	(15,115,690)	(14,571,142)
Interest income	102,768	88,484	357,576	236,693
Loss on early extinguishment of debt	—	(753,133)	(1,152,356)	(753,133)
Unrealized (loss) gain on hedging activities	(226,491)	123,443	(1,554,924)	141,970
Gain on exercise of development right	3,940,000	—	3,940,000	—
Gain on involuntary conversion of assets	130,569	—	291,902	898,565
Net income (loss) before income taxes	1,374,556	(2,728,704)	3,267,182	3,044,338
Income tax benefit (provision)	694,190	746,924	(439,323)	(882,045)
Net income (loss)	2,068,746	(1,981,780)	2,827,859	2,162,293
Distributions to preferred unit holder	(2,188,910)	(1,469,719)	(5,631,799)	(4,359,407)
Net loss available to general and limited partnership unit holders	$(120,164)	$(3,451,499)	$(2,803,940)	$(2,197,114)
Net loss attributable per general and limited partner unit
Basic	$(0.01)	$(0.22)	$(0.18)	$(0.14)
Weighted average number of general and limited partner units outstanding
Basic	16,000,518	15,915,706	15,998,556	15,902,565

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2018	2,962,141	$37,766,531	$31,493,723	$—	159,876	$452,165	15,827,642	$16,943,816	$86,656,235
Issuance of general and limited partnership units	—	—	—	—	130	923	12,870	91,410	92,333
Amortization of restricted units award	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	908	—	89,860	90,768
Preferred units distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(665,507)	—	—	—	—	—	(665,507)
Partnership units, $0.125/unit distributions declared	—	—	—	—	—	(17,806)	—	(1,985,071)	(2,002,877)
Net loss	—	805,000	665,507	—	—	(18,607)	—	(1,842,105)	(390,205)
Balances at March 31, 2019 (unaudited)	2,962,141	$37,766,531	$31,493,723	$—	160,006	$417,663	15,840,512	$13,305,855	$82,983,772
Issuance of preferred partnership units	1,200,000	—	—	28,377,519	—	—	—	—	28,377,519
Amortization of restricted units award	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	1,730	—	171,299	173,029
Preferred units distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(665,507)	—	—	—	—	—	(665,507)
Series D Preferred Units, $0.41823/unit	—	—	—	(501,875)	—	—	—	—	(501,875)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(16,622)	—	(2,063,444)	(2,080,066)
Net income	—	805,000	665,507	501,875	—	(8,231)	—	(814,836)	1,149,315
Balances at June 30, 2019 (unaudited)	4,162,141	$37,766,531	$31,493,723	$28,377,519	160,006	$394,620	15,840,512	$10,606,819	$108,639,212
Issuance of preferred partnership units	202,469	—	4,861,013	—	—	—	—	—	4,861,013
Amortization of restricted units award	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	877	—	86,842	87,719
Preferred units distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(765,160)	—	—	—	—	—	(765,160)
Series D Preferred Units, $0.515625/unit	—	—	—	(618,750)	—	—	—	—	(618,750)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(18,487)	—	(2,061,567)	(2,080,054)
Net income	—	805,000	765,160	618,750	—	(1,202)	—	(118,962)	2,068,746
Balances at September 30, 2019 (unaudited)	4,364,610	$37,766,531	$36,354,736	$28,377,519	160,006	$375,888	15,840,512	$8,521,077	$111,395,751

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2017	2,910,000	$37,766,531	$30,488,660	$—	158,570	$586,725	15,698,401	$29,938,539	$98,780,455
Issuance of general and limited partnership units	—	—	—	—	423	1,034	41,827	102,294	103,328
Amortization of restricted units award	—	—	—	—	—	—	—	8,025	8,025
Unit based compensation	—	—	—	—	—	—	—	87,267	87,267
Preferred units distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(639,844)	—	—	—	—	—	(639,844)
Partnership units, $0.115/unit distributions declared	—	—	—	—	—	(18,285)	—	(1,810,125)	(1,828,410)
Net income	—	805,000	639,844	—	—	11,765	—	(280,121)	1,176,488
Balances at March 31, 2018 (unaudited)	2,910,000	$37,766,531	$30,488,660	$—	158,993	$581,239	15,740,228	$28,045,879	$96,882,309
Amortization of restricted units award	—	—	—	—	—	—	—	8,025	8,025
Unit based compensation	—	—	—	—	—	—	—	93,254	93,254
Preferred units distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(639,844)	—	—	—	—	—	(639,844)
Partnership units, $0.12/unit distributions declared	—	-	—	—	—	(19,080)	—	(1,888,827)	(1,907,907)
Net income	—	805,000	639,844	—	—	29,676	—	1,493,069	2,967,589
Balances at June 30, 2018 (unaudited)	2,910,000	$37,766,531	$30,488,660	$—	158,993	$591,835	15,740,228	$27,751,400	$96,598,426
Issuance of general and limited partnership units	—	—	—	—	883	5,776	87,414	571,881	577,657
Issuance of preferred units	50,541	—	1,188,066	—	—	—	—	—	1,188,066
Amortization of restricted units award	—	—	—	—	—	—	—	8,025	8,025
Unit based compensation	—	—	—	—	—	—	—	27,611	27,611
Preferred units distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(664,719)	—	—	—	—	—	(664,719)
Partnership units, $0.12/unit distributions declared	—	-	—	—	—	(19,955)	—	(1,975,673)	(1,995,628)
Net loss	—	805,000	664,719	—	—	(63,413)	—	(3,388,086)	(1,981,780)

Balances at September 30, 2018 (unaudited)	2,960,541	$37,766,531	$31,676,726	$-	159,876	$514,243	15,827,642	$22,995,158	$92,952,658

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,827,859	$2,162,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,117,278	15,783,174
Amortization of deferred financing costs	650,638	598,142
Amortization of mortgage premium	(18,511)	(18,511)
Gain on exercise of development right	(3,940,000)	—
Gain on involuntary conversion of assets	(291,902)	(898,565)
Unrealized loss (gain) on hedging activities	1,554,924	(141,970)
Loss (gain) on disposal of assets	32,088	(3,816)
Loss on early extinguishment of debt	1,152,356	753,133
ESOP and unit - based compensation	467,924	335,531
Changes in assets and liabilities:
Accounts receivable	468,577	(1,942,179)
Prepaid expenses, inventory and other assets	(1,395,457)	1,045,824
Deferred income taxes	452,169	750,739
Accounts payable and other accrued liabilities	4,211,459	3,006,385
Advance deposits	(418,188)	566,621
Accounts receivable - affiliate	175,909	(8,959)
Net cash provided by operating activities	22,047,123	21,987,842
Cash flows from investing activities:
Acquisitions of hotel properties	(6,346,378)	(79,732,716)
Improvements and additions to hotel properties	(10,846,325)	(18,497,781)
ESOP loan payments received	175,731	148,016
Proceeds from involuntary conversion	291,902	898,565
Proceeds from the disposal of assets	4,934	7,555
Net cash used in investing activities	(16,720,136)	(97,176,361)
Cash flows from financing activities:
Proceeds of mortgage debt	—	145,795,332
Proceeds of unsecured debt	—	25,000,000
Proceeds from issuance of general and limited partnership units, net	—	577,661
Proceeds from issuance of preferred partnership units, net	33,238,532	1,188,066
Redemption of unsecured notes	(25,250,000)	—
Payments on mortgage loans	(4,582,990)	(75,346,629)
Payments of deferred financing costs	(106,950)	(3,669,192)
Distributions on general and limited partnership interests	(6,328,037)	(5,488,702)
Distributions on preferred partnership interests	(4,913,396)	(4,256,328)
Net cash(used in) provided by financing activities	(7,942,841)	83,800,208
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,615,854)	8,611,689
Cash, cash equivalents and restricted cash at the beginning of the period	37,868,281	33,429,042
Cash, cash equivalents and restricted cash at the end of the period	$35,252,427	$42,040,731
Supplemental disclosures:
Cash paid during the period for interest	$13,993,340	$12,859,556
Cash paid during the period for income taxes	$(46,695)	$278,720
Non-cash investing and financing activities:
Deficiency of fair value of interest rate swap to cost	$-	$294,176
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$335,331	$251,195
Exercise of development right	$3,940,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States.  Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio consists of investments in twelve hotel properties comprising 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs.   The Company owns hotels that operate under the Hilton Worldwide, Marriott International, Inc., and Hyatt Hotels Corporation brands, as well as independent hotels.

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “Initial Properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP (the “Operating Partnership”), which at September 30, 2019, was approximately 88.9% owned by the Company.  Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Operating Partnership, the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership.  The Company, as general partner, conducts substantially all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership.  Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Operating Partnership’s behalf.

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

On September 6, 2019, we entered into a master agreement with Newport Hospitality Group, Inc., a Virginia corporation, and Our Town Hospitality LLC, a Virginia limited liability company relating to the management of ten of our hotels.  The master agreement is designed to address the scheduled termination on January 1, 2020 of certain individual hotel management agreements by and between us and Chesapeake Hospitality.  On July 15, 2019 we notified Chesapeake Hospitality of our intent not to renew or extend the expiring hotel management agreements.  The new master agreement establishes terms for new hotel management agreements governing the management of our hotels.  Chesapeake Hospitality has committed to providing assistance in transitioning the hotels to a new manager.

On September 26, 2019, we closed on the purchase of a commercial condominium unit of the Hyde Beach House Resort & Residences, a newly constructed 342-unit condominium hotel located in Hollywood, Florida (“Hyde Beach House”), from 4000 South Ocean Property Owner, LLLP.  In connection with the closing, we (i) acquired commercial unit 2 of the Hyde Beach House, along with rights to certain limited common elements appurtenant to the commercial unit, for an adjusted purchase price of approximately $5.4 million; (ii) purchased inventories and equipment for additional consideration in the amount of approximately $0.7 million; (iii) entered into a Second Addendum to the purchase agreement; (iv) entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House; (v) entered into a 20-year management agreement relating to the operation and management of the Hyde Beach House condominium association; and (vi) received a pre-opening services fee of $1.0 million.  We began operating a condominium unit rental program for residential units in the facility in November 2019.  Also, in connection with the closing, our DoubleTree Resort by Hilton Hollywood Beach acquired a commercial condominium unit consisting of a 3,000 square foot ballroom and adjacent pre-function space, as well as 200 dedicated parking spaces within the parking garage adjacent to the hotel.

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

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties which are recorded at fair value on acquisition date and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the statements of operations. Expenditures which constitute additions or improvements that extend the life of the property, are capitalized.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2019 and December 31, 2018 were $428,223 and $471,996, respectively. Amortization expense for the three-month periods ended September 30, 2019 and 2018, totaled $14,869 and $14,868, respectively, and for the nine-month periods ended September 30, 2019 and 2018, totaled $43,773 and $45,204, respectively.

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

We adopted this standard on January 1, 2019. We elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. We also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for our future obligations under the acquired operating ground lease, equipment, office space, parking and land leases for which we are the lessee. See Notes 4 and 6 to the accompanying financial statements for additional disclosures on the adoption of this standard.  As of September 30, 2019, we had right of use assets, net of approximately $6.6 million, and lease obligations of approximately $4.4 million.  The right-of-use assets are included in investments in hotel properties, net or in prepaid expenses, inventory and other assets and the lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there is one asset added during the three month period ending September 30, 2019 in the amount of $3,940,000 which is non-recurring, and there were no non-recurring liabilities for fair value measurements as of September 30, 2019 and December 31, 2018, respectively):

	Level 1	Level 2	Level 3
December 31, 2018
Interest Rate Caps (1)	$—	$94,697	$—
Interest Rate Swap (2)	$—	$(984,677)	$—
Mortgage loans (3)	$—	$(357,279,949)	$—
Unsecured notes (4)	$(25,390,000)	$—	$—
September 30, 2019
Interest Rate Cap (1)	$—	$4,421	$—
Interest Rate Swap (2)	$—	$(2,443,591)	$—
Development of ballroom and parking spaces	$—	$3,940,000	$—
Mortgage loans (3)	$—	$(365,393,515)	$—

(1)	Interest rate cap, which cap the 1-month LIBOR rate between 2.5% and 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.
(4)	Unsecured notes are recorded at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of December 31, 2018.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.3 million, for the three months ended September 30, 2019 and 2018, respectively, and approximately $1.2 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

A schedule of minimum future lease payments receivable for the remaining three and twelve-month periods is as follows:

For the remaining three months ending December 31, 2019	$486,304
December 31, 2020	1,452,866
December 31, 2021	1,395,363
December 31, 2022	1,221,343
December 31, 2023	612,940
December 31, 2024 and thereafter	3,158,088
Total	$8,326,904

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of September 30, 2019 and December 31, 2018, deferred tax assets totaled approximately $4.7 million and $5.1 million, respectively, of which approximately $4.1 million and $4.4 million relate to net operating losses of our TRS Lessee.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses accounting for certain non-recurring costs and expenses during the current and prior two fiscal years as well as anticipated changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required.

As of September 30, 2019 and December 31, 2018, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2019, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2015 through 2017. In addition, as of September 30, 2019, the tax years that remain subject to examination, because of NOL carryforwards, by the major tax jurisdictions to which MHI TRS is subject include the years 2009 and 2014 through 2018.

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

Under the 2013 Plan, the Company has made stock awards totaling 176,350 shares, including 143,350 non-restricted shares and 33,000 restricted shares issued to certain executives and employees and to its independent directors.  All awards have vested except for 20,000 shares issued to one employee, which will vest over 4 years, and 13,000 shares issued to the Company’s independent directors in February 2019, which will vest by December 31, 2019.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of September 30, 2019, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended September 30, 2019 and 2018 was each $8,025 and for the nine months ended September 30, 2019 and 2018 was $116,408 and $127,402, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the three months ended September 30, 2019 and 2018, the ESOP compensation cost was $60,259 and $64,294, respectively and for the nine months ended September 30 2019 and 2018, the ESOP compensation cost was $193,513 and $186,137, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs were $132,227 and $88,154 for the three months ended September 30, 2019 and 2018, respectively and were $319,947 and $334,271 for the nine months ended September 30, 2019 and 2018, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the three-month periods ending September 30, 2019 and 2018, we recognized approximately $0.1 million and $0, respectively and during the nine-month periods ending September 30, 2019 and 2018, we recognized approximately $0.3 million and $0.9 million, respectively, in gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

The results of operations of the hotel are included in our consolidated financial statements from the date of acquisition. The total revenue and net income related to the Hyatt Centric Arlington acquisition for the period March 1, 2018 to September 30, 2018 were approximately $13.4 million and $1.6 million, respectively. The total revenue and net income related to the Hyatt Centric Arlington acquisition for the period January 1, 2019 to September 30, 2019 were approximately $16.3 million and $0.1 million, respectively.

Hyde Beach House Resort & Residences. On September 26, 2019, we acquired a commercial condominium unit of the Hyde Beach House condominium hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $6.3 million.

The results of operations of the hotel commercial condominium unit are included in our consolidated financial statements from the date of the acquisition. The total revenue and net loss related to the acquisition for the period September 26, 2019 to September 30, 2019 are approximately $1.0 million and $0.3, respectively. There is no pro forma financial information, since this is a new operation without prior historical information.

The allocation of the respective purchase price is based on fair value as follows:

	Hyatt Centric Arlington	Hyde Beach House
Land and land improvements	$190,916	$500
Buildings and improvements	70,369,046	5,564,219
Furniture, fixtures and equipment	6,229,888	347,621
Favorable lease and other intangible assets	3,054,812	—
Investment in hotel properties	79,844,662	5,912,340
Accrued liabilities and other costs	(111,946)	—
Prepaid expenses, inventory and other assets	—	434,038
Net cash	$79,732,716	$6,346,378

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Land and land improvements	$66,055,121	$64,409,730
Buildings and improvements	437,705,155	424,657,327
Right of use assets	6,576,971	—
Furniture, fixtures and equipment	56,809,756	57,830,987
	567,147,003	546,898,044
Less: accumulated depreciation and impairment	(120,307,423)	(111,172,230)
Investment in Hotel Properties, Net	$446,839,580	$435,725,814

On January 1, 2019, we adopted ASU 842, Leases and applied it prospectively. At adoption, we also elected the practical expedients which permitted us to not reassess our prior conclusions about lease identification, classification, and initial direct costs. Consequently, on January 1, 2019, we recognized right-of-use assets and related liabilities related to our acquired operating ground lease, equipment, parking, office space and land leases, all of which are operating leases. Since most of our leases do not provide an implicit rate, we used incremental borrowing rates, which averaged to 8.0%. All of these leases have terms ranging from less than one year to 50 years and we included the exercise of options to extend when it is reasonably certain we will exercise such option. See Note 6 for additional information about the acquired operating ground lease, parking, office space and land leases. The right-of-use assets and liabilities are amortized to rent expense and depreciation and amortization expense over the term of the underlying lease agreements. As of September 30, 2019, our right-of-use assets, net of approximately $6.6 million, are included in the investment in hotel properties, net or prepaid expenses, inventory and other assets and our related lease liabilities of approximately $4.4 million are presented in accounts payable and accrued expenses in our consolidated balance sheets. The adoption of this standard had minimal impact on our statements of operations.

5. Debt

Mortgage Loans, Net. As of September 30, 2019 and December 31, 2018, we had approximately $360.5 million and approximately $364.8 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	September 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2019	2018	Penalties	Date	Provisions	Rate
	(unaudited)
The DeSoto (1)	$33,256,944	$33,824,350	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	34,366,547	34,773,546	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,614,350	8,845,299	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,580,419	42,026,986	None	7/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	56,396,039	57,064,824	n/a	10/1/2025	30 years	4.913%
Georgian Terrace (7)	43,627,014	44,202,968	n/a	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	18,107,352	18,307,000	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton(9)	33,683,726	34,236,104	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	$49,355,146	49,885,045	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,215,621	11,414,300	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,527,731	14,733,458	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$363,030,889	$367,613,880
Deferred financing costs, net	(2,628,780)	(2,951,327)
Unamortized premium on loan	147,781	166,292
Total Mortgage Loans, Net	$360,549,890	$364,828,845

(1)

The note amortizes on a 25-year schedule after an initial 1-year interest-only period (which expired in August 2017), and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(2)	The note is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(3)	The note is subject to a pre-payment penalty until April 2021. Prepayment can be made without penalty thereafter.
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

As of September 30, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as amended or modified, with the exception of the mortgage on the Hotel Alba, for which we failed to meet the quarterly Debt Service Coverage Ratio (“DSCR”) requirement. The loan agreement contains a balancing provision that allows us to pay down the principal balance of the loan or provide cash collateral.  Should we be unable to obtain a waiver, we believe cash collateral of approximately $2.9 million will be required until the quarterly DSCR requirement is met.

Total future mortgage debt maturities for the remaining three and twelve month periods, without respect to any extension of loan maturity, were as follows:

For the remaining three months ending December 31, 2019	$1,611,840
December 31, 2020	6,611,161
December 31, 2021	14,815,761
December 31, 2022	42,273,913
December 31, 2023	59,921,466
December 31, 2024 and thereafter	237,796,748
Total future maturities	$363,030,889

7.25% Unsecured Notes. On February 12, 2018, the Operating Partnership issued its 7.25% Notes in the aggregate amount of $25.0 million, unconditionally guaranteed by the Company. The indenture requires quarterly payments of interest and was to mature on February 15, 2021. The 7.25% Notes were redeemed on May 20, 2019 at 101% of face value.

6. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for each of the three and nine months ended September 30, 2019 and 2018 totaled $18,246 and $54,738, respectively.

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

We lease land adjacent to the Hotel Alba for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2024. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three and nine months ended September 30, 2019, totaled $412 and $1,713, respectively, and for the three and nine months ended September 30, 2018, totaled $651 and $1,952, respectively.

We lease 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and was extended until such date as we take possession of new premises under a contingent lease with the same landlord, which is expected to occur in December 2019.  Rent expense for the three-month periods ended September 30, 2019 and 2018 totaled $26,984 and $23,775, respectively and for the nine-month periods ended September 30, 2019 and 2018, totaled $80,952 and $68,874.

We have agreed to lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term commencing upon occupancy of the premises, which is expected to occur in December 2019.  The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each. Rent expense for the three months ended September 30, 2019 and 2018, was $141,587 and $136,813, respectively and for the nine months ended September 30, 2019 and 2018 was $474,945  and $392,042, respectively.

We entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House.  The parking and cabana embedded lease requires us to make rental payments of $270,100 per year in base rent.  The initial term of the parking garage and cabana lease expires in 2034 and may be extended for four additional renewal periods of 5 years each.  There was no rent expense for the 4 days of September 2019.

We also lease certain parking space, storage facilities, furniture and equipment under financing arrangements expiring between July 2019 and June 2025.

A schedule of minimum future lease payments for the following three and twelve-month periods is as follows:

For the remaining three months ending December 31, 2019	$112,769
December 31, 2020	423,331
December 31, 2021	412,099
December 31, 2022	400,100
December 31, 2023	363,529
December 31, 2024 and thereafter	2,898,146
Total	$4,609,974

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of September 30, 2019, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of September 30, 2019, the eleven remaining wholly-owned hotels and the rental program and condominium association of the Hyde Resort & Residences operated under management agreements with Chesapeake Hospitality (see Note 9).  The management agreements expire between January 1, 2020 and December 31, 2020, and may be extended for up to two additional periods of five years each subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

On September 6, 2019, we entered into a master agreement with Newport Hospitality Group, Inc., a Virginia corporation, and Our Town Hospitality LLC, a Virginia limited liability company relating to the management of ten of our hotels.  The master agreement is designed to address the scheduled termination on January 1, 2020 of certain individual hotel management agreements by and between us and Chesapeake Hospitality.  On July 15, 2019 we notified Chesapeake Hospitality of our intent not to renew or extend the expiring hotel management agreements.  The new master agreement establishes terms for new hotel management agreements governing the management of our hotels.  Chesapeake Hospitality has committed to providing assistance in transitioning the hotels to a new manager.

Franchise Agreements – As of September 30, 2019, nine of our hotels operated under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements expire between November 2021 and March 2038.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	September 30, 2019	December 31, 2018	Per Share
Series B Preferred Stock	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,554,610	1,352,141	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,200,000	-	$0.515625	(1)

(1)	The initial quarterly distribution for the Series D Preferred Stock paid on July 15, 2019 was pro-rated per the terms of the security in the amount of $0.41823 per share.

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

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through the period ended December 31, 2018, the Company sold 52,141 shares of Series C Preferred Stock, for net proceeds of approximately $1.0 million.  For the three and nine months ended September 30, 2019, the Company issued and sold 202,469 shares of Series C Preferred Stock, for net proceeds after all estimated expenses of approximately $4.9 million, pursuant to the Sales Agency Agreement.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series C Preferred Units.

In April and May 2019, the Company issued 1,200,000 shares of Series D Preferred Stock, for net proceeds after all estimated expenses of approximately $28.4 million.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series D Preferred Units.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	September 30, 2019	December 31, 2018	Per Unit
Series B Preferred Units	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,554,610	1,352,141	$0.492188
Series D Preferred Units	8.250%	$25.00	1,200,000	-	$0.515625	(1)

(1)	The initial quarterly distribution for the Series D Preferred Units paid on July 15, 2019 was pro-rated per the terms of the security in the amount of $0.41823 per unit.

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

Through the period ended December 2018, the Operating Partnership issued a total of 52,141 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $1.0 million.  The Operating Partnership used the net proceeds for working capital.

In April and May 2019, the Operating Partnership issued 1,200,000 units of 8.25% Series D Preferred Units, for net proceeds after all estimated expenses of approximately $28.4 million.  The Operating Partnership used the net proceeds to redeem in full the Operating Partnership’s 7.25% Senior Unsecured Notes due 2021 and for working capital.

For the three and nine months ending September 2019, the Operating Partnership issued 202,469 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $4.9 million.  The Operating Partnership used the net proceeds to acquire a commercial condominium unit of the Hyde Beach House condominium hotel and for working capital.

8. Common Stock and Units

Common Stock – As of September 30, 2019, the Company was authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2019, unless extended by the board of directors.  Through December 31, 2018 the Company repurchased 882,820 shares of common stock for approximately $5.9 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.  The Company did not repurchase any shares under the stock repurchase program during the nine months ended September 30, 2019.

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

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5,000,000.  Through December 31, 2018, the Company sold 88,297 shares of common stock, for net proceeds of approximately $0.6 million and none have been sold during the nine months ended September 30, 2019.

On February 11, 2019, the Company was issued 12,750 units in the Operating Partnership and awarded shares of restricted stock to its independent directors.

On February 22, 2019, the Company was issued 250 units in the Operating Partnership and awarded shares of restricted stock to an independent director.

As of September 30, 2019 and December 31, 2018, the Company had 14,222,378 and 14, 209,378 shares of common stock outstanding, respectively.

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

As of September 30, 2019 and December 31, 2018, the total number of Operating Partnership units outstanding was 16,000,518 and 15,987,518, respectively.

As of September 30, 2019 and December 31, 2018, the total number of outstanding Operating Partnership units not owned by the Company was 1,778,140 and 1,778,140, respectively, with a fair market value of approximately $11.9 million and $10.0 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. Chesapeake Hospitality is owned and controlled by individuals including Andrew M. Sims, our chairman and chief executive officer, and Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and immediate family member of our chairman and chief executive officer.  As of September 30, 2019, Andrew M. Sims, Kim E. Sims and Christopher L. Sims, beneficially owned, directly or indirectly, approximately 19.3375%, 20.0%, and 20.0%, respectively, of the total outstanding ownership interests of Chesapeake Hospitality.  Kim E. Sims and Christopher L. Sims are currently officers and employees of Chesapeake Hospitality. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At September 30, 2019 and December 31, 2018, we were due $96,599 and $91,987, respectively, from Chesapeake Hospitality.

Management Agreements – As of September 30, 2019, all of our wholly-owned hotels (with the exception of the Hyatt Centric Arlington hotel) and the Hyde Resort & Residences operated under various management agreements with Chesapeake Hospitality.  On December 15, 2014, we entered into a master agreement and a series of individual hotel management agreements that became effective on January 1, 2015. The master agreement has a five-year term but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increased to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio was 2.65% through 2017 and decreased to 2.50% thereafter. For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

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

Base management and administrative fees earned by Chesapeake Hospitality for our properties was approximately $1.1 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively and approximately $3.6 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively.  In addition, estimated incentive management fees each of approximately $0.1 million were accrued for the nine months ended September 30, 2019 and 2018, respectively.  On July 15, 2019 we notified Chesapeake Hospitality of our intent not to renew or extend the management agreements for ten of our wholly-owned hotels when they expire on January 1, 2020.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were each approximately $1.4 million for the three months ended September 30, 2019 and 2018, respectively and were approximately $4.2 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Workers’ Compensation Insurance – Pursuant to our management agreements with Chesapeake Hospitality, we pay the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that work exclusively for the properties managed by Chesapeake Hospitality. For the three months ended September 30, 2019 and 2018, we paid approximately $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2019 and 2018, we paid approximately $0.8 million and $0.8 million, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Loan Receivable – Affiliate. As of September 30, 2019 and December 31, 2018, approximately $4.3 million and $4.4 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer.  We also employ Andrew M. Sims Jr., the son of our Chief Executive Officer, as a manager. Total compensation, including salary and benefits, for the three months ended September 30, 2019 and 2018 totaled $103,585 and $95,568, respectively and for the nine months ended September 30, 2019 and 2018 totaled $309,875 and $290,144, respectively, for all three individuals.

During the three-month period ending September 30, 2019 and 2018, the Company reimbursed $26,157  and $27,491, respectively, and during the nine-month period ending September 30, 2019 and 2018, the Company reimbursed $113,415  and $87,847, respectively to a partnership controlled by the Chief Executive Officer for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $12,892 and $12,568 for the three months ended September 30, 2019 and 2018, respectively and $63,453 and $61,607 for the nine months ended September 30, 2019 and 2018, respectively.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of September 30, 2019, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 94,894 and 59,893 shares with a fair value of $634,843 and $416,088 remained allocated or committed to be released from the suspense account as of September 30, 2019 and 2018, respectively.  We recognized as compensation cost $170,700 and $173,856 during the nine months ended September 30, 2019 and 2018, respectively.  The remaining 584,594 unallocated shares have an approximate fair value of $3.9 million, as of September 30, 2019.  At September 30, 2019, the ESOP held a total of 66,308 allocated shares, 28,586 committed-to-be-released shares and 584,594 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	September 30, 2019		December 31, 2018
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	66,308	$443,601	33,832	$189,798
Committed to be released shares	28,586	191,242	35,474	199,007
Total Allocated and Committed-to-be-Released	94,894	$634,843	69,306	$388,805

Unallocated shares	584,594	3,910,932	613,194	3,440,020

Total ESOP Shares	679,488	$4,545,775	682,500	$3,828,825

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	4,164,001	$4,015,942	$12,848,029	$12,046,880
General and administrative	3,698,817	3,540,054	11,511,241	10,880,130
Repairs and maintenance	2,013,706	1,887,113	5,997,166	5,655,711
Utilities	1,750,826	1,749,562	4,761,352	4,735,195
Property taxes	1,751,234	950,148	5,212,700	4,113,025
Management fees, including incentive	1,053,456	1,066,120	3,792,643	3,570,974
Franchise fees	1,095,564	1,059,522	3,597,319	3,244,833
Insurance	823,420	746,175	2,497,230	2,114,351
Information and telecommunications	612,988	515,225	1,855,903	1,317,290
Other	230,136	497,635	683,944	1,222,648
Total indirect hotel operating expenses	$17,194,148	$16,027,496	$52,757,527	$48,901,037

12. Income Taxes

The components of the income tax (benefit) provision for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$(33,254)	$—	$(125,587)	$—
State	41,839	24,266	112,741	131,306
	8,585	24,266	(12,846)	131,306
Deferred:
Federal	(569,928)	(612,703)	356,590	591,917
State	(132,847)	(158,487)	95,579	158,822
	(702,775)	(771,190)	452,169	750,739
	$(694,190)	$(746,924)	$439,323	$882,045

A reconciliation of the statutory federal income tax provision to the Company’s income tax provision is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision	$290,535	$(573,028)	$687,986	$639,311
Effect of non-taxable REIT loss	(893,717)	(39,675)	(456,983)	(47,394)
State income tax provision	(91,008)	(134,221)	208,320	290,128
	$(694,190)	$(746,924)	$439,323	$882,045

As of September 30, 2019 and December 31, 2018, we had a net deferred tax asset of approximately $4.7 million and $5.1 million, respectively, of which, approximately $4.1 million and $4.4 million, respectively, are due to accumulated net operating losses of our TRS Lessee. These loss carryforwards will begin to expire in 2028 if not utilized by such time.  As of September 30, 2019 and December 31, 2018, the remainder of the deferred tax asset is attributable to year-to-year timing differences of approximately $0.6 million and $0.7 million, respectively, for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2019 and December 31, 2018, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At September 30, 2019 and December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessee.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	changes in the lease rental payments from the TRS Lessee to subsidiaries of the Operating Partnership.

13. Loss Per Share and Per Unit

Loss per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of loss would also be added back to net loss. The shares of the Series B Preferred Stock and Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation, and the amount of compensation for allocated shares is reflected in net loss. There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit.  The computation of basic and diluted net loss per share is presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss available to common stockholders for basic and diluted computation	$(106,827)	$(3,065,883)	$(2,492,298)	$(1,951,816)
Denominator
Weighted average number of common shares outstanding	14,222,378	14,154,414	14,220,416	14,141,273
Weighted average number of Unearned ESOP Shares	(585,672)	(640,418)	(595,656)	(649,466)
Total weighted average number of common shares outstanding for basic computation	13,636,706	13,513,996	13,624,760	13,491,807
Basic net loss per share	$(0.01)	$(0.23)	$(0.18)	$(0.14)

Income Per Unit – The computation of basic and diluted net loss per unit is presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss available to general and limited partnership unitholders for basic computation	$(120,164)	$(3,451,499)	$(2,803,940)	$(2,197,114)
Denominator
Weighted average number of general and limited partnership units outstanding	16,000,518	15,915,706	15,998,556	15,902,565
Basic and diluted net loss per general and limited partnership unit	$(0.01)	$(0.22)	$(0.18)	$(0.14)

14. Subsequent Events

On October 11, 2019, we paid a quarterly dividend (distribution) of $0.13 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on September 13, 2019.

On October 15, 2019, we paid a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of October 1, 2019.

On October 15, 2019, we paid a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of October 1, 2019.

On October 15, 2019, we paid a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of October 1, 2019.

On October 28, 2019, we authorized payment of a quarterly dividend (distribution) of $0.13 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of December 13, 2019. The dividend (distribution) is to be paid on January 10, 2020.

On October 28, 2019, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of December 31, 2019, to be paid on January 15, 2020.

On October 28, 2019, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of December 31, 2019, to be paid on January 15, 2020.

On October 28, 2019, we authorized payment of a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of December 31, 2019, to be paid on January 15, 2020.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Sheraton and Hyatt Centric, as well as independent hotels.  We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels.   As of September 30, 2019, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	198	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	-	(3)	Hollywood, FL	September 26, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,354
(1)	Operated as an independent hotel.
(2)

Reflects only those condominium units that were participating in the rental program as of September 30, 2019.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

(3)	We launched the rental program for the Hyde Beach House in November 2019.

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

Our hotel management agreements with Chesapeake Hospitality for all of our hotels that it manages, other than the DoubleTree Resort by Hilton Hollywood Beach and the Hyde Resort & Residences, terminate according to their terms on January 1, 2020 (the “Expiring Agreements”).  On July 15, 2019 we notified Chesapeake Hospitality of our intent not to renew or extend the Expiring Agreements.  On September 6, 2019, we entered into a master agreement with Newport Hospitality Group, Inc., a Virginia corporation, and Our Town Hospitality LLC, a Virginia limited liability company relating to the management of ten of our hotels.  The master agreement is designed to address the scheduled termination on January 1, 2020 of the Expiring Agreements.  The master agreement establishes terms relating to new hotel management agreements governing the management of our hotels. Chesapeake Hospitality has committed to providing assistance in transitioning the hotels to a new manager.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and nine months ended September 30, 2019 and 2018, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as eleven wholly-owned properties in the portfolio that were under the Company’s control during the nine months ended September 30, 2019 and the corresponding period in 2018 (“same-store” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms at the Hyde Resort & Residences or the Hyde Beach House, and the same-store data does not reflect the performance of the Hyatt Centric Arlington which was acquired on March 1, 2018, or our interest in the Hyde Resort & Residences and the Hyde Beach House.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences during the nine months ended September 30, 2019 and the corresponding periods in 2018.  As of September 30, 2019, there were no participating condominium hotel rooms at the Hyde Beach House.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Actual Portfolio Metrics
Occupancy %	70.6%	69.3%	72.7%	71.6%
ADR	$142.75	$142.26	$157.36	$152.75
RevPAR	$100.75	$98.59	$114.40	$109.44
Same-Store Portfolio Metrics
Occupancy %	69.1%	67.4%	71.7%	70.2%
ADR	$139.98	$140.71	$153.33	$149.16
RevPAR	$96.77	$94.89	$109.92	$104.77
Composite Portfolio Metrics
Occupancy %	68.8%	68.0%	71.7%	70.1%
ADR	$145.51	$146.54	$162.69	$159.10
RevPAR	$100.06	$99.72	$116.57	$111.60

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Revenue.  Total revenue for the three months ended September 30, 2019 increased approximately $1.2 million, or 2.7%, to approximately $42.6 million compared to total revenue of approximately $41.4 million for the three months ended September 30, 2018. The increase in revenue for the three months ended September 30, 2019 resulted mainly from revenues of the newly acquired Hyde Beach House of approximately $0.8 million and a net increase of approximately $0.4 million across most of the portfolio, including an aggregate increase at our fully renovated and rebranded property in Wilmington, North Carolina of approximately $0.6 million. A significant increase in our Houston, Texas property from favorable local market changes of approximately $1.0 million, offset by a noticeable seasonal trend for the quarter which included the effects of Hurricane Dorian impacting our properties in Savannah, Georgia, Atlanta, Georgia, Jacksonville, Florida and two properties in Hollywood, Florida, with a decrease of approximately $1.7 million, as well as a net increase of approximately $0.5 million at the remaining properties.

Room revenue increased approximately $0.6 million, or 2.2%, to approximately $29.2 million for the three months ended September 30, 2019 compared to room revenue of approximately $28.6 million for the three months ended September 30, 2018.  The increase in room revenue for the three months ended September 30, 2019 resulted mainly from an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $0.3 million, as well as a net increase of approximately $0.3 million at the remaining properties.

Food and beverage revenues increased approximately $0.6 million, or 6.9%, to approximately $9.0 million for the three months ended September 30, 2019 compared to food and beverage revenues of approximately $8.4 million for the three months ended September 30, 2018.   The increase in food and beverage revenues for the three months ended September 30, 2019 resulted mainly from an increase at our properties in Wilmington, North Carolina, Houston, Texas and Hollywood, Florida of approximately $0.9 million as well as a net decrease of approximately $0.3 million at the remaining properties.

Revenue from other operating departments decreased approximately $0.1 million, or 1.7%, to approximately $4.3 million for the three months ended September 30, 2019 compared to revenue from other operating departments of approximately $4.4 million for the three months ended September 30, 2018.  The decrease in revenue from other operating departments for the three months ended September 30, 2019 resulted mainly from an aggregate decrease of approximately $0.1 million at our three Hollywood, Florida properties.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $33.6 million for the three months ended September 30, 2019, an increase of approximately $1.4 million, or 4.4%, compared to total hotel operating expenses of approximately $32.2 million for the three months ended September 30, 2018.  The increase in hotel operating expenses for the three months ended September 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina and Savannah, Georgia of approximately $1.3 million, as well as a net increase of approximately $0.1 million at the remaining properties.

Rooms expense for the three months ended September 30, 2019 increased approximately $0.2 million, or 2.4%, to approximately $8.1 million compared to rooms expense for the three months ended September 30, 2018 of approximately $7.9 million. The net increase in rooms expense for the three months ended September 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina and Savannah, Georgia of approximately $0.2 million.

Food and beverage expenses for the three months ended September 30, 2019 increased approximately $0.3 million, or 5.3%, to approximately $7.0 million compared to food and beverage expenses of approximately $6.7 million for the three months ended September 30, 2018. The net increase in food and beverage expenses for the three months ended September 30, 2019 resulted mainly from an aggregate increase of approximately $0.4 million at our Wilmington, North Carolina, Houston, Texas and Tampa, Florida properties, which was offset by an aggregate decrease of approximately $0.1 million at the remaining properties.

Expenses from other operating departments decreased approximately $0.3 million, or 18.6%, to approximately $1.4 million for the three months ended September 30, 2019 compared to expenses from other operating departments of approximately $1.7 million for the three months ended September 30, 2018.  The decrease in expenses from other operating departments for the three months ended September 30, 2019 resulted mainly from an decrease at our property the Hyde Resort & Residences in Hollywood, Florida of approximately $0.2 million, and by an aggregate decrease of approximately $0.1 million at the remaining properties.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2019 increased approximately $1.2 million, or 7.3%, to approximately $17.2 million compared to indirect expenses of approximately $16.0 million for the three months ended September 30, 2018.  The increase in indirect expenses for the three months ended September 30, 2019 resulted mainly from an increase in real estate and personal property taxes at our Savannah, Georgia property of approximately $0.8 million. There was also an aggregate increase in indirect expenses of approximately $0.4 million from the remaining properties.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2019 increased approximately $0.5 million, or 9.5%, to approximately $5.0 million compared to depreciation and amortization of approximately $4.5 million for the three months ended September 30, 2018.  The increase in depreciation was mainly related to our property in Arlington, Virginia with an increase of approximately $0.4 million.  There was also an aggregate increase in depreciation and amortization of approximately $0.1 million from our remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended September 30, 2019 increased approximately $0.3 million, or 16.7%, to approximately $1.8 million compared to corporate general and administrative expenses of approximately $1.5 million for the three months ended September 30, 2018.  The increase in corporate general and administrative expenses was mainly due to increased legal and professional fees by approximately $0.2 million, an increase in salaries of approximately $0.2 million offset in part by a reduction in audit and accounting fees of approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended September 30, 2019 decreased approximately $0.6 million, or 11.0%, to approximately $4.7 million, as compared to interest expense of approximately $5.3 million for the three months ended September 30, 2018.  The decrease in interest expense for the three months ended September 30, 2019, was substantially related to the reduction of the 7.25% unsecured notes, which accounted for a decrease of approximately $0.5 million compared to the three-month period ending September 30, 2018.

Interest Income.  Interest income for the three months ended September 30, 2019 increased slightly by $14,284, or 16.1%, to $102,768 compared to interest income of $88,484 for the three months ended September 30, 2018.   The increase is due to higher interest rates on our interest-bearing cash and cash equivalents held during the three-month period ending September 30, 2019 compared to the three-month period ending September 30, 2018.

Unrealized Gain (Loss) on Hedging Activities.  As of September 30, 2019, the fair market value of our interest rate caps is $4,421 and the fair market value of our interest rate swap liability is approximately $2.4 million.  The unrealized loss on hedging activities during the three months ended September 30, 2019, was approximately $0.2 million and during the three months ended September 30, 2018, the unrealized gain on hedging activities was approximately $0.1 million.

Loss on Early Debt Extinguishment.  During the three months ended September 30, 2018 we refinanced mortgage loans, we had on the DoubleTree by Hilton Raleigh Brownstone University, the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington with an approximate aggregate loss on early debt extinguishment of $0.8 million.  There were no debt extinguishments for the three months ended September 30, 2019.

Gain on Exercise of Development Right.  On September 26, 2019, we received title to a commercial condominium unit of the Hyde Beach House, consisting of a 3,000 square foot ballroom and adjacent pre-function space.  The unit will be available for use as an additional ballroom and function space for our adjacent hotel, the DoubleTree Resort by Hilton Hollywood Beach.  Conveyance of the ballroom condominium unit was required pursuant to an existing obligation on the part of the owner of the property as a condition to the development of the Hyde Beach House.  Accompanying the title to the ballroom condominium unit are dedicated rights to 200 parking spaces within the six-story parking structure adjacent to the ballroom.  The estimated fair value of the condominium unit and parking right is approximately $3.9 million.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the three months ended September 30, 2019 increased approximately $0.1 million to approximately $0.1 million compared to no gain on involuntary conversion of assets for the three months ended September 30, 2018.  During September 2019, we had mechanical failure and flooding damage from failure of the sewer system resulting in damage to the boiler at The DeSoto property with a one-time involuntary conversion in the amount of approximately $0.1 million.

Income Taxes.  We had an income tax benefit of approximately $0.7 million for the three months ended September 30, 2019 compared to an income tax benefit of approximately $0.7 million for the three months ended September 30, 2018.  The income tax benefit is primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized operating losses for each of the three months ended September 30, 2019 and 2018.

Net Income.  We realized net income for the three months ended September 30, 2019 of approximately $2.1 million compared to a net loss of approximately $2.0 million for the three months ended September 30, 2018, because of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Revenue.  Total revenue for the nine months ended September 30, 2019 increased approximately $6.8 million, or 5.0%, to approximately $141.5 million compared to total revenue of approximately $134.7 million for the nine months ended September 30, 2018. The increase in revenue for the nine months ended September 30, 2019 resulted mainly from an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $3.0 million.  There was also a significant increase in revenue in the nine-month period at our property in Atlanta, Georgia, of approximately $1.5 million, and a significant increase in revenue in the nine-month period at our property in Arlington, Virginia of approximately $2.9 million, which had two additional months of revenue this year versus the comparable period last year. These increases were offset by a net decrease of approximately $0.6 million at our remaining properties.

Room revenue increased approximately $6.4 million, or 6.9%, to approximately $98.6 million for the nine months ended September 30, 2019 compared to room revenue of approximately $92.2 million for the nine months ended September 30, 2018.  The increase in room revenue for the nine months ended September 30, 2019 resulted mainly from an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $1.7 million. Additionally, there was a significant aggregate increase in room revenue in the nine-month period at our properties in Atlanta, Georgia and Arlington, Virginia of approximately $4.1 million, as well as a net increase of approximately $0.6 million at our remaining properties.

Food and beverage revenues increased approximately $1.8 million, or 6.2%, to approximately $29.6 million for the nine months ended September 30, 2019 compared to food and beverage revenues of approximately $27.8 million for the nine months ended September 30, 2018.   The increase in food and beverage revenues for the nine months ended September 30, 2019 resulted mainly from an aggregate increase at our fully renovated and rebranded properties in Wilmington, North Carolina and Savannah, Georgia of approximately $1.1 million. Additionally, there was a significant increase in food and beverage revenue in the nine-month period at our properties in Houston, Texas and Arlington, Virginia of approximately $1.2 million.  These increases were offset by a net decrease of approximately $0.5 million at our remaining properties.

Revenue from other operating departments decreased approximately $1.3 million, or 8.7%, to approximately $13.3 million for the nine months ended September 30, 2019 compared to revenue from other operating departments of approximately $14.6 million for the nine months ended September 30, 2018.  The decrease in revenue from other operating departments for the nine months ended September 30, 2019 resulted mainly from a decrease of approximately $1.0 million at our Hollywood, Florida property, due to higher revenues received in the nine months ended September 30, 2018 that were driven by a one-time event that did not occur this year.  Our remaining properties reported a net decrease of approximately $0.3 million.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, were approximately $103.8 million for the nine months ended September 30, 2019, an increase of approximately $6.5 million, or 6.7%, compared to total hotel operating expenses of approximately $97.3 million for the nine months ended September 30, 2018.  The increase in hotel operating expenses for the nine months ended September 30, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased hotel operating expenses by approximately $2.8 million.  Additionally, there was an aggregate increase at our fully renovated properties in Wilmington, North Carolina, Hollywood, Florida and Savannah, Georgia of approximately $2.8 million, as well as an increase from our newly acquired Hyde Beach House adding approximately $0.7 million and a net increase of approximately $0.2 million at the remaining properties.

Rooms expense for the nine months ended September 30, 2019 increased approximately $1.5 million, or 6.7%, to approximately $24.3 million compared to rooms expense for the nine months ended September 30, 2018 of approximately $22.8 million. The net increase in rooms expense for the nine months ended September 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina, Hollywood, Florida and Savannah, Georgia of approximately $0.4 million. Additionally, there was a significant aggregate increase in room expense in the nine-month period at our properties in Atlanta, Georgia, Houston, Texas and Arlington, Virginia of approximately $1.0 million and a net increase of approximately $0.1 million at our remaining properties.

Food and beverage expenses for the nine months ended September 30, 2019 increased approximately $1.1 million, or 5.0%, to approximately $21.8 million compared to food and beverage expenses of approximately $20.7 million for the nine months ended September 30, 2018. The net increase in food and beverage expenses for the nine months ended September 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina, Hollywood, Florida and Savannah, Georgia of approximately $0.5 million. Additionally, there was a significant increase in food and beverage expense in the nine-month period at our properties in Houston, Texas and Arlington, Virginia of approximately $0.7 million.  These increases were offset by a net decrease of approximately $0.1 million at our remaining properties.

Expenses from other operating departments increased approximately $0.1 million, or 2.8%, to approximately $5.0 million for the nine months ended September 30, 2019 compared to expenses from other operating departments of approximately $4.9 million for the nine months ended September 30, 2018.  The increase in expense from other operating departments for the nine months ended September 30, 2019 resulted mainly from an aggregate increase at our fully renovated properties in Wilmington, North Carolina, Savannah, Georgia and Hollywood, Florida of approximately $0.2 million and by a net decrease of approximately $0.1 million at our remaining properties.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2019 increased approximately $3.9 million, or 7.9%, to approximately $52.8 million compared to indirect expenses of approximately $48.9 million for the nine months ended September 30, 2018.  The increase in indirect expenses for the nine months ended September 30, 2019 resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased indirect costs for the nine months ended September 30, 2019 by approximately $1.5 million. Additionally, there was an aggregate increase at our fully renovated properties in Wilmington, North Carolina, Savannah, Georgia and Hollywood, Florida of approximately $1.8 million. There was also an aggregate increase in indirect expenses of approximately $0.6 million at our remaining properties.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2019 increased approximately $0.3 million, or 2.1%, to approximately $16.1 million compared to depreciation and amortization of approximately $15.8 million for the nine months ended September 30, 2018.  The increase in depreciation resulted mainly from the acquisition of our Hyatt Centric Arlington property, on March 1, 2018, which increased depreciation and amortization for the nine months ended September 30, 2019 by approximately $0.5 million.  There were aggregate decreases to our properties in Wilmington, North Carolina, Savannah, Georgia, Hollywood, Florida and Tampa, Florida due to their renovations and disposals with a net decrease of approximately $0.5 million.  There was also an aggregate increase in depreciation and amortization of approximately $0.3 million at our remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the nine months ended September 30, 2019 increased approximately $0.4 million, or 9.7%, to approximately $5.0 million compared to corporate general and administrative expenses of approximately $4.6 million for the nine months ended September 30, 2018.  The increase in corporate general and administrative expenses was mainly due to increased salaries, travel, legal and professional fees of approximately $0.5 million and a decrease in audit and accounting fees of approximately $0.1 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2019 increased approximately $0.5 million, or 3.7%, to approximately $15.1 million compared to interest expense of approximately $14.6 million for the nine months ended September 30, 2018.  The increase in interest expense for the nine months ended September 30, 2019, was substantially related to the refinanced mortgages on our properties in Raleigh, North Carolina, Philadelphia, Pennsylvania, Tampa, Florida and Arlington, Virginia and deferred financing costs associated with those mortgages, which accounted for an increase of approximately $1.1 million compared to the nine-month period ending September 30, 2018. In addition, there was an approximate $0.6 million decrease in interest expense from the payoff of the 7.25% unsecured notes.

Interest Income.  Interest income for the nine months ended September 30, 2019 increased approximately $0.1 million or 51.1%, to approximately $0.3 million, compared to interest income of approximately $0.2 million, for the nine months ended September 30, 2018.   The increase is due to higher interest rates on the interest-bearing cash and cash equivalents held during the nine-month period ending September 30, 2019 compared to the nine-month period ending September 30, 2018.

Unrealized Gain (Loss) on Hedging Activities.  As of September 30, 2019, the fair market value of our interest rate caps is $4,421 and the fair market value of our interest rate SWAP liability is approximately $2.4 million.  The unrealized loss on hedging activities during the nine months ended September 30, 2019, was approximately $1.6 million and during the nine months ended September 30, 2018, the unrealized gain on hedging activities was approximately $0.1 million.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the nine months ended September 30, 2019 decreased approximately $0.6 million to approximately $0.3 million compared to gain on involuntary conversion of assets of approximately $0.9 million for the nine months ended September 30, 2018.  During March 2019, we received an involuntary conversion reimbursement for flooding damage to our Wilmington property of approximately $0.2 million. During September 2019, we had mechanical failure and flooding damage from failure of the sewer system resulting in damage to the boiler at The DeSoto property with a one-time involuntary conversion in the amount of approximately $0.1 million.

Loss on Early Debt Extinguishment.  The 7.25% Notes were redeemed on May 20, 2019 at 101% of face value.  A redemption premium of $0.25 million and the unamortized deferred financing costs related to the 7.25% Notes comprise loss on early debt extinguishment in the current period of approximate $1.2 million. During the nine months ended September 30, 2018, we refinanced the mortgage loans we had on the DoubleTree by Hilton Raleigh Brownstone University, the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington with an approximate aggregate loss on early debt extinguishment of approximately $0.8 million.

Gain on Exercise of Development Right.  On September 26, 2019, we received title to a commercial condominium unit of the Hyde Beach House, consisting of a 3,000 square foot ballroom and adjacent pre-function space.  The unit will be available for use as an additional ballroom and function space for our adjacent hotel, the DoubleTree Resort by Hilton Hollywood Beach.  Conveyance of the ballroom condominium unit was required pursuant to an existing obligation on the part of the owner of the property as a condition to the development of the Hyde Beach House.  Accompanying the title to the ballroom condominium unit are dedicated rights to 200 parking spaces within the six-story parking structure adjacent to the ballroom.  The estimated fair value of the condominium unit and parking right is approximately $3.9 million.

Income Taxes.  We had an income tax provision of approximately $0.4 million for the nine months ended September 30, 2019 compared to an income tax provision of approximately $0.9 million for the nine months ended September 30, 2018.  The income tax benefit is primarily derived from the operations of our TRS Lessees.  Our TRS Lessees realized operating income for each of the nine months ended September 30, 2019 and 2018.

Net Income.  We realized a net income for the nine months ended September 30, 2019 of approximately $2.8 million compared to a net income of approximately $2.2 million for the nine months ended September 30, 2018, because of the operating results discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss available to common stockholders	$(106,827)	$(3,065,883)	$(2,492,298)	$(1,951,816)
Add: Net loss attributable to noncontrolling interest	(13,337)	(385,616)	(311,642)	(245,298)
Depreciation and amortization - real estate	4,965,299	4,450,181	16,073,505	15,545,088
Gain on involuntary conversion of assets	(130,569)	—	(291,902)	(898,565)
(Gain) loss on disposal of assets	4,918	(7,555)	32,088	(3,816)
FFO available to common stockholders and unitholders	$4,719,484	$991,127	$13,009,751	$12,445,593
(Increase) decrease in deferred income taxes	(702,775)	(771,190)	452,169	750,739
Amortization	14,869	96,862	43,773	238,086
Loss on early extinguishment of debt	—	753,133	1,152,356	753,133
Unrealized (gain) loss on hedging activities	226,491	(123,443)	1,554,924	(141,970)
Adjusted FFO available to common stockholders and unitholders	$4,258,069	$946,489	$16,212,973	$14,045,581

Weighted average number of shares outstanding, basic	13,636,706	13,513,996	13,624,760	13,491,807

Weighted average number of non-controlling units	1,778,140	1,778,140	1,778,140	1,778,140

Weighted average number of shares and units outstanding, basic	15,414,846	15,292,136	15,402,900	15,269,947

FFO per common share and unit	$0.31	$0.06	$0.84	$0.82

Adjusted FFO per common share and unit	$0.28	$0.06	$1.05	$0.92

Hotel EBITDA.  We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) equity in the income or loss of equity investees, (5) unrealized gains and losses on derivative instruments not included in other comprehensive income, (6) gains and losses on disposal of assets, (7) realized gains and losses on investments, (8) impairment of long-lived assets or investments, (9) loss on early debt extinguishment, (10) gains or losses on change in control, (11) gain on exercise of development right, (12) corporate general and administrative expense, (13) depreciation and amortization, (14) gains and losses on involuntary conversions of assets, (15) distributions to preferred stockholders and (16) other operating revenue not related to our wholly-owned portfolio.  We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control.  We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss available to common stockholders	$(106,827)	$(3,065,883)	$(2,492,298)	$(1,951,816)
Add: Net loss attributable to noncontrolling interest	(13,337)	(385,616)	(311,642)	(245,298)
Interest expense	4,722,456	5,306,641	15,115,690	14,571,142
Interest income	(102,768)	(88,484)	(357,576)	(236,693)
Income tax provision (benefit)	(694,190)	(746,924)	439,323	882,045
Depreciation and amortization	4,980,168	4,547,043	16,117,278	15,783,174
Distributions to preferred stockholders	2,188,910	1,469,719	5,631,799	4,359,407
EBITDA	10,974,412	7,036,496	34,142,574	33,161,961
(Gain) loss on disposal of assets	4,918	(7,555)	32,088	(3,816)
Loss on early extinguishment of debt	—	753,133	1,152,356	753,133
Gain on exercise of development right	(3,940,000)	—	(3,940,000)	—
Gain on involuntary conversion of assets	(130,569)	—	(291,902)	(898,565)
Subtotal	6,908,761	7,782,074	31,095,116	33,012,713
Corporate general and administrative	1,768,912	1,516,408	5,008,290	4,566,258
Unrealized (gain) loss on hedging activities	226,491	(123,443)	1,554,924	(141,970)
Hotel EBITDA	$8,904,164	$9,175,039	$37,658,330	$37,437,001

Sources and Uses of Cash

Operating Activities.  Our principal source of cash to meet our operating requirements, including distributions to unitholders of the Operating Partnership and stockholders of our preferred and common stock, as well as debt service (excluding debt maturities), is through the operations of our hotels.  Cash flow provided by operating activities for the nine months ended September 30, 2019 was approximately $21.9 million.  We had a net decrease in cash provided by operating activities for the nine months ended September 30, 2019 of approximately $0.1 million, compared to the nine months ended September 30, 2018.  We expect that cash on hand and the net cash provided by operations will be adequate to fund our continuing operations, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the Company’s stockholders (and unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities.  During the nine months ended September 30, 2019, we acquired a commercial condominium unit of the Hyde Beach House for fair value transfer of approximately $6.3 million, including inventory and equipment, used approximately $10.8 million on capital expenditures, of which, approximately $5.8 million related to the routine replacement of furniture, fixtures and equipment, approximately $5.0 million related mainly to renovation of our hotels in Arlington, Virginia, Hollywood and Tampa, Florida.  The Operating Partnership received a payment on its loan to the Company in the amount of approximately $0.2 million. We also received approximately $0.3 million in proceeds from insurance for damage to our hotels.

Financing Activities. During the nine months ended September 30, 2019, we received approximately $28.4 million for the issuance of Series D Preferred Shares and Units and approximately $4.9 million for the issuance of Series C Preferred Shares and Units, we redeemed the 7.25% Notes for $25.3 million, we paid dividend and distribution payments of approximately $10.9 million for the Company and approximately $11.2 million for the Operating Partnership, made payments on financing costs of approximately $0.1 million and made payments on mortgages of approximately $4.6 million.

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

Liquidity and Capital Resources

As of September 30, 2019, we had total cash of approximately $35.3 million, of which approximately $30.1 million was in cash and cash equivalents and approximately $5.2 million was restricted for real estate taxes, insurance, capital improvement and certain other expenses, or otherwise restricted.  We expect that our cash on hand combined with our cash flow from the operations of our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

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

Other than monthly mortgage loan principal payments, we do not have any upcoming mortgage debt obligations maturing in 2019 or 2020.  We have approximately $8.2 million in mortgage loan principal obligations maturing in 2021, which relates to the mortgage on the DoubleTree by Hilton Laurel, accounting for reductions for future monthly principal payments.

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

As of September 30, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as amended or modified, with the exception of the mortgage on the Hotel Alba, for which we failed to meet the quarterly Debt Service Coverage Ratio (“DSCR”) requirement. The loan agreement contains a balancing provision that allows us to pay down the principal balance of the loan or provide cash collateral.  Should we be unable to obtain a waiver, we believe cash collateral of approximately $2.9 million will be required until the quarterly DSCR requirement is met.

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

In October 2019, we authorized a quarterly dividend (distribution) of $0.13 per common share (and unit).

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

There were no charges for impairment of hotel properties recorded for the nine months ended September 30, 2019.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessee, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2019 and December 31, 2018, respectively. We regularly evaluate the likelihood that our TRS Lessee will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  At each of September 30, 2019 and December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

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

As of September 30, 2019, we had approximately $312.1 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and approximately $50.9 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.78%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, DoubleTree by Hilton Raleigh Brownstone-University and The Whitehall remains at approximately $50.9 million, the balance at September 30, 2019, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

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

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2018 and our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019.

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

10.17

Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC, Newport Hospitality Group, Inc. and Our Town Hospitality LLC (incorporated by reference to the document previously filed as Exhibit 10.17 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2019).

10.20

Second Addendum to Commercial Unit Purchase Agreement between SOHO ICW Resort Owner LLC and 4000 South Ocean Property Owner, LLLP, dated as of September 26, 2019 (incorporated by reference to the document previously filed as Exhibit 10.20 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019).

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

SOTHERLY HOTELS INC.

Date: November 12, 2019	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 12, 2019	By:	/s/ Andrew M. Sims
Andrew M. Sims
Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer