Form 10-K
period 2019-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2020-03-16
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

306 South Henry Street, Suite 100

Williamsburg, Virginia 23185

(Address of Principal Executive Officers) (Zip Code)

757-229-5648

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Sotherly Hotels Inc.	Common Stock, $0.01 par value	SOHO	The NASDAQ Stock Market LLC
Sotherly Hotels Inc.	8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	SOHOB	The NASDAQ Stock Market LLC
Sotherly Hotels Inc.	7.875% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	SOHOO	The NASDAQ Stock Market LLC
Sotherly Hotels Inc.	8.25% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	SOHON	The NASDAQ Stock Market LLC

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

Sotherly Hotels Inc.    Yes   ☐     No   ☒          Sotherly Hotels LP     Yes   ☐     No   ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2019, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $81,610,719 based on the closing price quoted on the NASDAQ ® Stock Market.

As of March 10, 2020, there were 14,823,580 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2019 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations and future plans, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward looking. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions that affect occupancy rates and revenues at our hotels and the demand for hotel products and services;
•	risks associated with the hotel industry, including competition and new supply of hotel rooms, increases in wages, energy costs and other operating costs;
•	risks associated with adverse weather conditions, including hurricanes;
•	impacts on the travel industry from pandemic diseases, including the novel coronavirus (COVID-19);
•	the availability and terms of financing and capital and the general volatility of the securities markets;
•	the Company’s intent to repurchase shares from time to time;
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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. As of the filing date, the Company owns approximately 92.3% of the partnership units in the Operating Partnership. Limited partners own the remaining Operating Partnership units.

As of December 31, 2019, our portfolio consisted of twelve full-service, primarily upscale and upper-upscale hotels located in eight states with an aggregate total of 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs.  All of our hotels are wholly-owned by subsidiaries of the Operating Partnership, and all are managed on a day to day basis by either Our Town Hospitality, LLC (“Our Town”), MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), or Highgate Hotels, L.P. (“Highgate Hotels”).

In order for the Company to qualify as a REIT, it cannot directly manage or operate our wholly-owned hotels. Therefore, we lease our wholly-owned hotel properties to entities that we refer to as our “TRS Lessees”, which are wholly-owned subsidiaries of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively with the TRS Lessees, the “MHI TRS Entities”).  The MHI TRS Entities, in turn, have engaged Our Town, Chesapeake Hospitality, and Highgate Hotels, each of which is an eligible independent management company, to manage the day-to-day operations at our hotels. MHI Holding is a taxable REIT subsidiary for federal income tax purposes.

Our corporate office is located at 306 South Henry Street, Suite 100, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Our Properties

As of December 31, 2019, our hotels were located in Florida, Georgia, Indiana, Maryland, Virginia, North Carolina, Pennsylvania and Texas.  Nine of these hotels operate under franchise agreements with major hotel brands, and three are independent hotels.  We also own the hotel commercial condominium units of the Hyde Resort & Residences and Hyde Beach House Resort & Residences condominium hotels.  Developments at our properties for the five years ended December 31, 2019 include the following:

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
•

In 2017, we acquired the Hyde Resort & Residences hotel commercial condominium unit at an aggregate cost of approximately $4.8 million, including inventory, other assets and certain closing costs and initiated a rental program for residential condominium unit owners.  We sold the Crowne Plaza Hampton Marina property for approximately $5.6 million.  We also re-branded and renamed the Hilton Savannah DeSoto to The DeSoto, after extensive renovations, and re-branded and renamed the Crowne Plaza Hollywood Beach to the DoubleTree Resort by Hilton Hollywood Beach.  .

•

In 2018, we acquired the Hyatt Centric Arlington hotel in Arlington, Virginia at an aggregate cost of approximately $79.7 million, including certain closing costs.  We also, after extensive renovations, re-branded and renamed the Hilton Wilmington Riverside to the Hotel Ballast Wilmington.

•

In 2019, we acquired the Hyde Beach House Resort & Residences hotel commercial condominium unit at an aggregate cost of approximately $6.3 million, including inventory, other assets and certain closing costs and initiated a rental program for residential condominium unit owners.  We also, after extensive renovations, re-branded and renamed the Crowne Plaza Tampa Westshore to the Hotel Alba Tampa.

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

•

Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper-upscale categories and include such brands as Hilton, Doubletree by Hilton, Sheraton and Hyatt, as well as independent hotels affiliated with Preferred Hotels & Resorts.  We may also acquire commercial unit(s) within upscale to upper-upscale condominium hotel projects, allowing us to establish and operate unit rental programs. We do not own economy hotels. We believe that full-service hotels, in the upscale to upper-upscale categories, will outperform the broader U.S. hotel industry, and thus offer the highest returns on invested capital.

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

Our portfolio management strategy includes efforts to optimize labor costs. Our third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we monitor our hotel managers and make recommendations regarding the operation of our hotels.  The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having approximately 31 employees electing to participate under a collective bargaining arrangement. Further, the employees at our hotels that are managed by Our Town and Chesapeake Hospitality are eligible to receive health and other insurance coverage through Our Town or Chesapeake Hospitality, respectively, which both self-insure. Self-insuring has, in our opinion and experience, provided significant savings over traditional insurance company sponsored plans.

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

Our Principal Agreements

Management Agreements

Our hotels are managed on a day to day basis by either Our Town, Chesapeake Hospitality, or Highgate Hotels, each of which is an eligible independent management company.  The base management fee for each of our hotels is a percentage of the gross revenues of the hotel and is due monthly. The applicable percentages of gross revenue for the base management fee for each of our wholly-owned hotels and our condominium hotel rental programs are shown below:

Hotel Name	Manager	Commencement Date	Expiration Date	Percentage Fee
Hotel Ballast Wilmington, Tapestry Collection by Hilton	Our Town	January 1, 2020	March 31, 2025	2.50%
Hilton Savannah DeSoto	Our Town	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Philadelphia Airport	Our Town	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Brownstone - University	Our Town	January 1, 2020	March 31, 2025	2.50%
Sheraton Louisville Riverside	Our Town	January 1, 2020	March 31, 2025	2.50%
Hotel Alba Tampa, Tapestry Collection by Hilton	Our Town	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Jacksonville Riverfront	Our Town	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Laurel	Our Town	January 1, 2020	March 31, 2025	2.50%
Georgian Terrace	Our Town	January 1, 2020	March 31, 2025	2.50%
The Whitehall	Our Town	January 1, 2020	March 31, 2025	2.50%
Hyatt Centric Arlington	Highgate Hotels	March 1, 2018	March 1, 2021	2.50%
DoubleTree Resort by Hilton Hollywood Beach	Chesapeake Hospitality	July 31, 2015	December 31, 2020	2.50%
Hyde Resort & Residences	Chesapeake Hospitality	January 30, 2017	December 31, 2020	2.50%
Hyde Beach House Resort & Residences	Chesapeake Hospitality	May 1, 2019	December 31, 2020	3.00%

Agreements with Our Town.  Our Town is the management company for ten of our twelve wholly-owned hotels and is a majority-owned subsidiary of Newport Hospitality Group, Inc (“Newport”).  As of January 1, 2020, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer beneficially owned approximately 19.5% and 2.5%, respectively, of the total outstanding ownership interests of Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town.

On September 6, 2019, we entered into a master agreement with Newport and Our Town related to the management of certain of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement (as amended, the “OTH Master Agreement”), as well as a series of individual hotel management agreements (each an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”) for the management of ten of our hotels.  Sotherly agreed to provide Our Town with initial working capital of up to $1.0 million as an advance on the management fees that we will owe to Our Town under the OTH Hotel Management Agreements.  The advanced funds will be offset against future management fees otherwise payable to Our Town by means of a 25% reduction in such fees each month during 2020.  Any management fee advances not recouped in such fashion will be deemed satisfied at the end of 2020.  As of December 31, 2019, Sotherly advanced approximately $0.6 million to Our Town as initial working capital pursuant to this arrangement.

The OTH Master Agreement:

•

expires on March 31, 2025, or earlier if all of the OTH Hotel Management Agreements expire or are terminated prior to that date.  The OTH Master Agreement shall be extended beyond 2025 for such additional periods as an OTH Hotel Management Agreement remains in effect;

•	requires Our Town to provide dedicated executive level support for our managed hotels pursuant to certain criteria;
•

sets an incentive management fee for each of the hotels managed by Our Town equal to 10% of the amount by which gross operating profit, as defined in the OTH Hotel Management Agreements, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation;

•

provides for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021;

•

provides a mechanism and establishes conditions on which the Company will offer Our Town the opportunity to manage hotels acquired by the Company in the future, pursuant to a negotiated form of single facility management agreement, with the caveat that the Company is not required to offer the management of future hotels to Our Town; and

•	sets a base management fee for future hotels of 2.00% for the first year of the term, 2.25% for the second year of the term, and 2.50% for the third and any additional years of the term.

Each of the OTH Hotel Management Agreements has an initial term of five years and three months commencing January 1, 2020.  Each of the OTH Hotel Management Agreements may be extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension.  The agreements provide that Our Town will be the sole and exclusive manager of the hotels as the agent of the respective TRS Lessee, at the sole cost and expense of the TRS Lessee (except for the initial advances and amounts borrowed by Our Town under the Credit Agreement as described below), and subject to certain operating standards.  Each agreement may be terminated in connection with a sale of the related hotel.  In connection with a termination upon the sale of the hotel, Our Town will be entitled to receive a termination fee equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the OTH Hotel Management Agreement.  Upon the sale of a hotel, no termination fee will be due in the event the Company elects to provide Our Town with the opportunity to manage another comparable hotel and Our Town is not precluded from accepting such opportunity.  Our Town is required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

In connection with the OTH Master Agreement, we also entered into a credit agreement (the “Credit Agreement”) with Our Town, effective January 1, 2020, pursuant to which the Company agreed to provide Our Town with a working capital line of credit of up to $850,000, as amended.  Our Town may borrow funds from us under the Credit Agreement from time to time prior to January 1, 2021 when the facility becomes payable in full.  Interest accrues on the outstanding balance under the Credit Agreement at a rate of 3.5% per annum and is payable quarterly in arrears.  In the event of a default under the Credit Agreement, we have the right to offset any outstanding unpaid principal and interest against amounts we owe to Our Town under the OTH Hotel Management Agreements.

Agreements with Chesapeake Hospitality.  Chesapeake Hospitality is currently the management company for our DoubleTree Resort by Hilton Hollywood Beach hotel, and the condominium rental programs for the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  Chesapeake Hospitality is owned and controlled by individuals including Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and a sibling of our Chairman.  As of December 31, 2019, each of Kim E. Sims and Christopher L. Sims beneficially owned, directly or indirectly, approximately 24.8% of the total outstanding ownership interests of Chesapeake Hospitality.  Kim E. Sims and Christopher L. Sims are currently officers and employees of Chesapeake Hospitality.  Prior to the sale of his outstanding ownership interests in November 2019, Andrew M. Sims, our Chairman, owned approximately 19.3% of the total outstanding ownership interests of Chesapeake Hospitality, all of which have since been sold.

On December 15, 2014, we entered into a master agreement (the “Chesapeake Master Agreement”) and, in connection with that Master Agreement, a series of individual hotel management agreements (each a “Chesapeake Hotel Management Agreement” and, together, the “Chesapeake Hotel Management Agreements”) with Chesapeake Hospitality for the management of our hotels.  On January 1, 2020, the Chesapeake Hotel Management Agreements for ten of our wholly-owned hotels expired according to their terms and management of those hotels was transitioned to Our Town pursuant to the OTH Master Agreement and individual OTH Hotel Management Agreements.  In connection with the termination of the ten Chesapeake Hotel Management Agreements, we expect to pay Chesapeake Hospitality approximately $0.3 million in termination fees.

The Chesapeake Hotel Management Agreements for the DoubleTree Resort by Hilton Hollywood Beach, the Hyde Resort & Residences, and the Hyde Beach House Resort & Residences remain in effect until their scheduled expiration on December 31, 2020.  The Hyde Resort & Residences and Hyde Beach House are managed pursuant to Condominium Hotel Management Agreements, which require Chesapeake Hospitality to manage the rental of individually owned condominium units pursuant to rental agreements entered into with individual condominium unit owners.  We have also engaged Chesapeake Hospitality to manage the marketing and negotiation of rental agreements with the individual condominium unit owners pursuant to a Rental Sales Management Agreement.  The Chesapeake Master Agreement will remain in effect for so long as any Chesapeake Hotel Management Agreement is effective.  We expect the three remaining Chesapeake Hotel Management Agreements to expire according to their terms on December 31, 2020, at which time the Chesapeake Master Agreement will also terminate automatically.

Management Agreement with Highgate Hotels.  On March 1, 2018, we acquired the Hyatt Centric Arlington hotel and entered into a three-year management agreement with the incumbent manager.  The management agreement with Highgate Hotels is a one-off arrangement and is scheduled to expire in accordance with its terms on March 1, 2021.

Franchise Agreements

As of December 31, 2019, all but three of our wholly-owned hotels operate under franchise licenses from national hotel companies. On March 27, 2014, we purchased an independent full-service hotel in Atlanta, Georgia, which does not operate under a franchise license.  On April 12, 2016, we allowed the Crowne Plaza Houston Downtown’s franchise agreement to expire and rebranded it as The Whitehall, an independent full-service hotel.  On July 31, 2017, we allowed the Hilton Savannah DeSoto’s franchise agreement to expire and rebranded it as The DeSoto.  As our franchise agreements expire, we will continue to evaluate each hotel on a case-by-case basis and decide whether to renew or terminate the agreement.  We also periodically review our independent hotels to determine whether they would be better served by operating under a franchise license.

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

As the franchisee, our TRS Lessees are required to pay franchise/royalty fees, as well as certain other fees for marketing and reservations services in amounts that range from approximately 3.0% to 4.0% of gross revenues.  The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties as of December 31, 2019:

	Franchise/Royalty	Expiration
	Fee (1)	Date
Hotel Alba Tampa, Tapestry Collection by Hilton (2)	3.0%	June 2029
DoubleTree by Hilton Jacksonville Riverfront	5.0%	September 2025
DoubleTree by Hilton Laurel	5.0%	October 2030
DoubleTree by Hilton Philadelphia – Airport	5.0%	October 2024
DoubleTree by Hilton Raleigh Brownstone – University	5.0%	November 2021
DoubleTree Resort by Hilton Hollywood Beach	5.0%	October 2027
Hotel Ballast Wilmington, Tapestry Collection by Hilton (2)	4.0%	April 2028
Hyatt Centric Arlington	5.0%	March 2038
Sheraton Louisville Riverside	5.0%	April 2023

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

Other Leases

We lease the land underlying the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The ground lease contains a rent reset provision that will reset the rent in June 2025 to a fixed amount per annum equal to 8.0% of the land value, subject to an appraisal process.  The initial term of the ground lease expires in 2035 and may be extended by us for four additional renewal periods of 10 years each.  The ground lease requires us to obtain the consent of the third-party lessor in order to sell the Hyatt Centric Arlington hotel or to assign our leasehold interest in the ground lease.

In connection with the acquisition of the Hyde Beach House Resort & Residences hotel commercial condominium unit, we entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the resort.  In exchange for rights to the parking and cabana revenue, we pay the condominium association an annual payment of $271,000 per annum for the initial five year term, with 5.0% increases on every fifth year of the term.

Tax Status

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2004. In order to maintain its qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute, as “qualifying distributions,” at least 90.0% of its taxable income (determined without regard to the deduction for dividends paid and by excluding its net capital gains and reduced by certain non-cash items) to its stockholders. The Company has adhered to these requirements each taxable year since its formation in 2004 and intends to continue to adhere to these requirements and maintain its qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income (including its net capital gain) that is distributed to its stockholders. If the Company fails to qualify for taxation as a REIT in any taxable year, and no relief provision applies, it will be subject to federal income taxes at regular corporate rates and it would be disqualified from re-electing treatment as a REIT until the fifth taxable year after the year in which it failed to qualify as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries, or TRSs, is subject to federal, state and local income taxes.

While the Operating Partnership is generally not subject to federal and state income taxes, the unit holders of the Operating Partnership, including the Company, are subject to tax on their respective allocable shares of the Operating Partnership’s taxable income.

The Company has one TRS, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2019, of approximately $19.4 million and deferred timing differences of approximately $1.6 million attributable to accrued, but not deductible, vacation and sick pay amounts and other depreciation and amortizable timing differences. The Company has not incurred federal income taxes since its formation. The cumulative taxable loss and combined timing differences result in a net deferred tax asset of approximately $5.4 million for these cumulative deferred tax loss carryforwards.

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

Employees

As of December 31, 2019, we employed thirteen full-time persons, all of whom work at our corporate office in Williamsburg, Virginia. All persons employed in the day-to-day operations of each of our hotels are employees of our third-party hotel managers engaged by our TRS Lessees to operate such hotels.

Other Commitments

On February 14, 2020, we entered into a hotel purchase and sale agreement to sell the Sheraton Louisville Riverside hotel located in Jeffersonville, Indiana to 808 Indiana LLC for a purchase price of $13.5 million.  Certain representations and warranties of the seller, Louisville Hotel Associates, LLC, a wholly-owned, indirect subsidiary of the Company, under the purchase and sale agreement are guaranteed by the Operating Partnership up to a maximum of $750,000.  The Company intends to use proceeds from the sale of the hotel to repay the existing mortgage on the hotel and for general corporate purposes.  The closing of the sale is subject to various customary closing conditions, including the satisfactory completion of a diligence review of the hotel, the accuracy of representations and warranties through closing, conditions related to the operation and maintenance of the hotel, and conditions related to franchise approval.

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

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We had net loss available to the common stockholders of approximately $5.9 million for the 2019 fiscal year. An economic downturn may increase our losses or reduce our income in the future. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

The novel coronavirus (COVID-19) outbreak is likely to materially and adversely affect travel and result in significantly reduced demand for our hotels.

Our business is likely to be materially and adversely affected by the effect of COVID-19 pandemic on the travel industry. Government travel advisories, corporate restrictions and airline travel cancellations are already impacting demand at our hotels – we are experiencing a substantial number of group-related cancellations, as well as a decline in transient business. These developments will likely have a materially adverse effect on our financial condition and results of operations for the first quarter of 2020 and for the year as a whole. Further spread or prolonged outbreak of COVID-19 may result in health or other government authorities extending existing travel restrictions, imposing additional restrictions, creating containment zones, and mandating closure of businesses, among other actions. Any such containment zones or mandatory business closures could include one or more of our hotels. Any of these events could result in a significant and prolonged drop in demand for our hotels, which would further the negative impact on our financial condition and results of operations. Due to the uncertainty inherent in the outbreak, we are not in a position to predict when or if normal travel patterns will resume.

We own a limited number of hotels and significant adverse changes at one hotel could have a material adverse effect on our financial performance and may limit our ability to make distributions to stockholders.

As of December 31, 2019, our portfolio consisted of twelve wholly-owned hotels with a total of 3,156 rooms and the hotel commercial condominium units of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences condominium hotels. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

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

In keeping with our investment strategy, we may acquire, renovate and/or re-brand hotels in new or existing geographic markets as part of our repositioning strategy. Unanticipated expenses and insufficient demand for newly repositioned hotels could adversely affect our financial performance and our ability to comply with loan covenants and to make distributions to the Company’s stockholders.

We have in the past, and may in the future, develop or acquire hotels in geographic areas in which our management may have little or no operating experience. Additionally, those properties may also be renovated and re-branded as part of a repositioning strategy. Potential customers may not be familiar with our newly renovated hotel or be aware of the brand change. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other geographic areas. These hotels may attract fewer customers than expected and we may choose to increase spending on advertising and marketing to promote the hotel and increase customer demand. Unanticipated expenses and insufficient demand at new hotel properties, therefore, could adversely affect our financial performance and our ability to comply with loan covenants and to make distributions to the Company’s stockholders.

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

As a REIT, the Company is required to distribute, as “qualifying distributions,” at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain noncash items), each year to the Company’s stockholders. However, several factors may make us unable to declare or pay distributions to the Company’s stockholders, including poor operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements that may be required by our franchisors.

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

A substantial number of our hotels operate under brands owned by Hilton Worldwide (Hilton); therefore, we are subject to risks associated with concentrating our portfolio in one brand.  We also own hotels operated under brands owned by Marriott International, Inc. (Marriott) and Hyatt Hotels Corporation (Hyatt).

In our portfolio, the majority of the hotels that we owned as of December 31, 2019 utilize brands owned by Hilton. As a result, our success is dependent in part on the continued success of Hilton and their respective brands. If market recognition or the positive perception of Hilton is reduced or compromised, the goodwill associated with the Hilton branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.  As of March 1, 2020, we owned one property each under the Marriott and Hyatt brands.  Our success is also dependent in part on the continued success, market recognition, and positive perception of these brands.

Our ground lease for the Hyatt Centric Arlington may constrain us from acting in the best interest of shareholders or require us to make certain payments.

The Hyatt Centric Arlington is subject to a ground lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell the Hyatt Centric Arlington hotel or to assign our leasehold interest in the ground lease. Accordingly, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the lessor, even if we determine that the sale of this hotel or the assignment of our leasehold interest in the ground lease is in the best interest of the Company or our shareholders. In addition, at any given time, potential purchasers may be less interested in buying a hotel subject to a ground lease and may demand a lower price for the hotel than for a comparable property without such a restriction, or they may not purchase the hotel at any price. For these reasons, we may have a difficult time selling the hotel or may receive lower proceeds from any such sale. The ground lease is subject to four renewal periods of 10 years each, with the first renewal period beginning in 2035.  At the beginning of each renewal period, certain provisions of the lease may be adjusted by the lessor, which could impact payments we are required to make to the lessor.  The ground lease contains a rent reset provision that will reset the rent in June 2025 to a fixed amount per annum equal to 8.0% of the land value, subject to an appraisal process.  If we are not able to come to reasonable terms with the lessor at the end of the term or if we are found to have breached certain obligations under the ground lease, we may be required to dispose of the hotel at a substantial loss.

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

Risks Related to the Lodging Industry

Our ability to comply with the terms of our loan covenants, our ability to make distributions to the Company’s stockholders and the value of our hotels in general, may be adversely affected by factors in the lodging industry.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2019 and 2018, we spent approximately $12.7 million and approximately $22.1 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise license or to operate the hotel without a franchise license. The loss of a franchise license could significantly decrease the revenues at the hotel and reduce the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition and results of operations, our ability to comply with the terms of the loan covenants and reduce our cash available for distribution to stockholders.

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

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like hurricanes, earthquakes and floods, such as Hurricane Dorian in the fall of 2019, Hurricanes Harvey and Irma in August and September 2017, respectively, Hurricane Matthew in October 2016 and Hurricane Sandy in October 2012, losses from foreign terrorist activities, such as those on September 11, 2001, losses from power outages or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. Currently, our insurers provide terrorism coverage in conjunction with the Terrorism Risk Insurance Program sponsored by the federal government through which insurers are able to receive compensation for insured losses resulting from acts of terrorism.

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

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to comply with the terms of our loan covenants and to make distributions to the Company’s stockholders could be adversely affected.

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

Authority to Issue Stock

The Company’s amended and restated charter authorizes our board of directors to issue up to 69,000,000 shares of common stock and up to 11,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of the Company, including transactions at a premium over the market price of the Company’s stock, even if stockholders believe that a change of control is in their best interest. The Company will be able to issue additional shares of common or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company’s securities may be listed or traded.

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

Provisions in the Company’s executive employment agreements may make a change of control of the Company more costly or difficult.

The Company’s employment agreements with Andrew M. Sims, our Chairman, David R. Folsom, our President and Chief Executive Officer, Anthony E. Domalski, our Secretary and Chief Financial Officer, Scott M. Kucinski, our Executive Vice President and Chief Operating Officer, and Robert E. Kirkland IV, our General Counsel, contain provisions providing for substantial payments to these officers in the event of a change of control of the Company. Specifically, if the Company terminates these executives’ employment without cause or the executive resigns with good reason (which for Sims, Folsom, and Domalski, includes a failure to nominate Andrew M. Sims to the Company’s board of directors or his involuntary removal from the Company’s board of directors, unless for cause or by vote of the stockholders), or if there is a change of control, each of these executives is entitled to the following:

•	any accrued but unpaid salary and bonuses;
•	vesting of any previously issued stock options and restricted stock;
•	payment of the executive’s life, health and disability insurance coverage for a period of five years following termination;
•	any unreimbursed expenses; and
•	a severance payment equal to three times for each executive’s respective combined salary and actual bonus compensation for the preceding fiscal year.

In the event that the Company elects not to renew Mr. Folsom’s employment agreement, then Mr. Folsom is entitled to receive the following: (i) any accrued but unpaid salary and bonuses; (ii) a severance payment equal to Mr. Folsom’s combined salary and actual bonus compensation for the preceding fiscal year, to be paid within five (5) days of Mr. Folsom’s last day of employment; and (iii) payment of the full premium (including administrative fee) for continuing health insurance coverage under COBRA or any similar state law for a period of two (2) years following the expiration of Mr. Folsom’s employment agreement.

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

The Company’s articles supplementary establishing and fixing the rights and preferences of each of our 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”), provide that no person may directly or indirectly own more than 9.9% of the aggregate number of outstanding shares of Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock, respectively, excluding any outstanding shares of Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock not treated as outstanding for federal income tax purposes.  The Company’s board of directors has discretion to waive that ownership limit if, including other considerations, the board receives evidence that ownership in excess of the limit will not jeopardize the Company’s REIT status.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares.  As of December 31, 2019, 1,610,000 shares of our Series B Preferred Stock were issued and outstanding, 1,554,610 shares of our Series C Preferred Stock were issued and outstanding, and 1,200,000 shares of our Series D Preferred Stock were issued and outstanding.  The aggregate liquidation preference with respect to the outstanding shares of Series B Preferred Stock is approximately $40.3 million, and annual dividends on our outstanding shares of Series B Preferred Stock are approximately $3.2 million.  The aggregate liquidation preference with respect to the outstanding shares of Series C Preferred Stock is approximately $38.9 million, and annual dividends on our outstanding shares of Series C Preferred Stock are approximately $3.1 million.  The aggregate liquidation preference with respect to the outstanding shares of Series D Preferred Stock is approximately $30.0 million, and annual dividends on our outstanding shares of Series D Preferred Stock are approximately $2.5 million.  Holders of our Series B, Series C, and Series D Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions.  This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.  In addition, holders of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock voting together as a separate class have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive).  Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future preferred offerings.  Thus, our stockholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.

The change of control conversion and redemption features of the Company’s preferred stock may make it more difficult for a party to take over our Company or discourage a party from taking over our Company.

Upon a change of control (as defined in our charter), holders of our Series B, Series C, and Series D Preferred Stock will have the right (unless, as provided in our charter, we have provided or provide notice of our election to exercise our special optional redemption right before the relevant date) to convert some or all of their shares of preferred stock into shares of our common stock (or equivalent value of alternative consideration). Upon such a conversion, holders will be limited to a maximum number of shares equal to the share cap, subject to adjustments. If the common stock price is less than $3.015, subject to adjustment, holders will receive a maximum of 8.29187 shares of our common stock per share of Series B Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series B Preferred Stock.  If the common stock price is less than $2.94, subject to adjustment, holders will receive a maximum of 8.50340 shares of our common stock per share of Series C Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series C Preferred Stock.  If the common stock price is less than $3.38, subject to adjustment, holders will receive a maximum of 7.39645 shares of our common stock per share of Series D Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series D Preferred Stock. In addition, those features of our Series B, Series C, and Series D Preferred Stock may have the effect of inhibiting or discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of shares of our common stock and shares of our Series B, Series C, and Series D Preferred Stock with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests.

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

We depend on the efforts and expertise of our Chairman, Andrew M. Sims; our President and Chief Executive Officer, David R. Folsom; our Executive Vice President and Chief Operating Officer, Scott M. Kucinski; and our Secretary and Chief Financial Officer, Anthony E. Domalski, to manage our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations.

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2019, the principal balance of our secured debt was approximately $361.0 million, not accounting for reductions of unamortized premiums or deferred financing costs as shown on our balance sheet.  Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

Our financial leverage could negatively affect our business and financial results, including the following:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, working capital, capital expenditures, future business opportunities, paying dividends or other purposes;

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;
•	adversely affect our ability to satisfy our financial obligations, including those related to our loan covenants;
•	limit our ability to refinance existing debt;

•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing;
•	force us to dispose of one or more of our properties, possibly on unfavorable terms;
•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;
•	force us to issue additional equity, possibly on terms unfavorable to existing shareholders;
•	limit our flexibility to make, or react to, changes in our business and our industry; and
•	place us at a competitive disadvantage, compared to our competitors that have less debt.

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

We have three mortgage debt obligations maturing in 2021 and 2022, and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. The ability to refinance or replace mortgage debt is subject to market conditions and could become limited in the future. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In August of 2021, the mortgage on our DoubleTree by Hilton Laurel matures. In June and July of 2022, the mortgages on the Hotel Alba Tampa, Tapestry Collection by Hilton and the DoubleTree by Hilton Raleigh-Brownstone mature, respectively. We also have additional significant obligations maturing in subsequent years. The total aggregate amount of our debt obligation scheduled to mature by 2021, inclusive of monthly principal and interest amortization of all our indebtedness, is approximately $57.7 million, which represents approximately 12.4% of our total debt obligation outstanding as of December 31, 2019. The total aggregate amount of our debt obligation scheduled to mature by 2022, inclusive of monthly principal amortization of all our mortgage indebtedness, is approximately $58.6 million, which represents approximately 12.6% of our total debt obligation outstanding as of December 31, 2019.

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

For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder Sotherly’s ability to meet the REIT distribution requirements imposed by the Code. In addition, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgages on the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba Tampa, Tapestry Collection by Hilton and The Whitehall. Each of these mortgages bears interest at rates tied to the 1-month London Interbank Offered Rate (“LIBOR”) and provide for minimum rates of interest. To the extent that increases in the LIBOR rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

Should we obtain new debt financing or refinance existing indebtedness, we may increase the amount of floating rate debt that currently exists. In addition, adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Changes in the method of determining LIBOR rates and potential phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are underway. Any alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.

The mortgage loans encumbering our hotels located in Philadelphia, PA, Raleigh, NC, Tampa, FL, and Houston, TX each have interest rates tied to LIBOR.  Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on those obligations if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in (i) interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form or (ii) an inability to hedge against an alternative method of calculating interest on those obligations.

Risks Related to Conflicts of Interest of Our Officers and Directors

Conflicts of interest could result in our executive officers and certain of our directors acting in a manner other than in the Company’s stockholders’ best interest.

Conflicts of interest relating to Our Town, the entity that manages ten of our wholly-owned hotels, and the terms of our management agreements with Our Town may lead to management decisions that are not in the stockholders’ best interest.

Conflicts of interest relating to Our Town may lead to management decisions that are not in the stockholders’ best interest. Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, together own a 22.0% interest in Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town.

Our management agreements with Our Town establish the terms of Our Town’s management of our hotels covered by those agreements. The OTH Master Agreement provides that in the event the agreement is terminated in connection with the sale of a hotel, and Our Town accepts an offer to manage another hotel which is reasonably comparable to the hotel that was sold, we will not be liable for any termination fee. If we do not offer Our Town such opportunity or Our Town declines such opportunity, then a termination fee equivalent to the lesser of the management fees paid for the prior twelve-month period or the management fees for the period prior to the sale that is equal to the number of months remaining under the term of the agreement will be due. If we terminate a hotel management agreement at the end of any renewable five-year term, Our Town is due a termination fee equivalent to one month’s management fees, as determined under the agreement.

As owners of Our Town, which would receive any management and management termination fees payable by us under the management agreements, Mr. Sims or Mr. Folsom may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of the Company’s stockholders to do so. In addition, Mr. Sims and Mr. Folsom will have conflicts of interest with respect to decisions to enforce provisions of the management agreements, including any termination thereof.

There can be no assurance that provisions in our bylaws will always be successful in mitigating conflicts of interest.

Under our bylaws, a committee consisting of only independent directors must approve any transaction between us and Our Town, Chesapeake Hospitality or its affiliates, or any interested director. However, there can be no assurance that these policies always will be successful in mitigating such conflicts, and decisions could be made that might not fully reflect the interests of all of the Company’s stockholders.

Certain of our officers and directors control trusts that hold units in our Operating Partnership and may seek to avoid adverse tax consequences, which could result from transactions that would otherwise benefit the Company’s stockholders.

Holders of units in our Operating Partnership, including trusts controlled in whole or part by members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including a trust controlled by Andrew M. Sims, and a charitable trust controlled by Edward S. Stein, may have different objectives than holders of the Company’s stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. As of December 31, 2019, these trusts owned approximately 1.0% of the outstanding units in our Operating Partnership. Although the individuals controlling the trusts do not have any beneficial interest in the trusts, they may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to the Company’s stockholders, or may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

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

In order to maintain its qualification as a REIT, each year the Company must pay out to its stockholders in distributions, as “qualifying distributions,” at least 90.0% of its REIT taxable income, computed without regard to the deductions for dividends paid and excluding net capital gains and reduced by certain noncash items. To the extent that the Company satisfies this distribution requirement, but distributes less than 100.0% of its taxable income (including its net capital gain), it will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4.0% nondeductible excise tax if the actual amount that it pays out to its stockholders as a “qualifying distribution” for a calendar year is less than the sum of:

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

For taxable years of the Company ending after December 31, 2017, at the end of each quarter of each taxable year of the Company, no more than 20.0% of the value of the Company’s total assets may consist of securities of one or more TRSs.  MHI Holding is a TRS and the Company may form other TRSs in the future.  The Company plans to monitor the value of its shares of MHI Holding and of any other TRS the Company may form.   However, there can be no assurance that the IRS will not attempt to attribute additional value to the shares of MHI Holding or to the shares of any other TRS that the Company may form.  If the Company is treated as owning securities of one or more TRSs with an aggregate value that is in excess of the thresholds outlined above, the Company could lose its status as a REIT or become subject to penalties.

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

To maintain qualification as a REIT, the Company must ensure that at the end of each calendar quarter at least 75.0% of the value of its assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of the Company’s assets (other than securities of one or more TRSs) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of the Company’s assets (other than government securities, qualified real estate assets and securities of one or more TRSs) can consist of the securities of any one issuer, and no more than 20.0% of the value of the Company’s total assets can be represented by securities of one or more TRSs.

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

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2004. The Company believes it has operated so as to qualify as a REIT under the Code and believes that its current organization and method of operation comply with the rules and regulations promulgated under the Code to enable the Company to continue to qualify as a REIT. However, it is possible that the Company has been organized or has operated in a manner that would not allow it to qualify as a REIT, or that its future operations could cause it to fail to qualify. Qualification as a REIT requires the Company to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within its control. For example, in order to qualify as a REIT, the Company must satisfy a 75.0% gross income test pursuant to Code Section 856(c)(3) and a 95.0% gross income test pursuant to Code Section 856(c)(2) each taxable year. In addition, the Company must pay dividends, as “qualifying distributions,” to its stockholders aggregating annually at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding capital gains, and reduced by certain noncash items) and must satisfy specified asset tests on a quarterly basis. While historically the Company has satisfied the distribution requirement discussed above, by making cash distributions to its stockholders, the Company may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its stock. The provisions of the Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in the Company’s case because its holds its assets through the Operating Partnership.

If MHI Holding does not qualify as a TRS, or if the Company’s hotel manager does not qualify as an “eligible independent contractor,” the Company would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to its shareholders.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs, as noted above. The Company currently leases substantially all of its hotels to the TRS Lessees, which are disregarded entities for U.S. federal income tax purposes and are wholly-owned by MHI Holding, a TRS, and expects to continue to do so. So long as MHI Holding qualifies as a TRS, it will not be treated as a “related party tenant” with respect to the Company’s properties that are managed by an independent hotel management company that qualifies as an “eligible independent contractor.” The Company believes that MHI Holding will continue to qualify to be treated as a TRS for federal income tax purposes, but there can be no assurance that the IRS will not challenge this status or that a court would not sustain such a challenge. If the IRS were successful in such challenge, it is possible that the Company would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to be qualifying income for purposes of the two gross income tests. If the Company failed to meet any of the asset or gross income tests, it would likely lose its REIT qualification for federal income tax purposes.

Additionally, if the Company’s hotel managers do not qualify as an “eligible independent contractor,” the Company would fail to qualify as a REIT. Each hotel manager that enters into a management contract with the TRS Lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid by the TRS Lessees to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager must not own, directly or through its shareholders, more than 35.0% of the Company’s outstanding shares, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35.0% thresholds are complex. Although the Company intends to monitor ownership of its shares by its hotel manager and its owners, there can be no assurance that these ownership levels will not be exceeded.

In addition, for the Company’s hotel management company to qualify as an “eligible independent contractor,” such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS. The Company believes the hotel managers operate qualified lodging facilities for certain persons who are not related to the REIT or its TRSs. However, no assurances can be provided that this will continue to be the case or that any other hotel management companies that the Company may engage in the future will in fact comply with this requirement in the future. Failure to comply with this requirement would require the Company to find other managers for future contracts, and, if the Company hired a management company without knowledge of the failure, it could jeopardize the Company’s status as a REIT.

As noted above, each hotel with respect to which a TRS Lessee pays rent must be a “qualified lodging facility”. A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. The Company believes that all of the hotels leased to the TRS Lessees are qualified lodging facilities. Although the Company intends to monitor future acquisitions and improvements of hotels, the REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.

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

If the leases between the Operating Partnership and the TRS Lessees are recharacterized, the Company may fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, the Company must satisfy two gross income tests, under which specified percentages of the Company’s gross income must be derived from certain sources, including “rents from real property”. Rents paid by the TRS Lessees to the Operating Partnership and its subsidiaries pursuant to the leases of the Company’s hotel properties will constitute substantially all of the Company’s gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If the leases between the TRS Lessees to the Operating Partnership and its subsidiaries are not respected as true leases for federal income tax purposes, the Company could fail to qualify as a REIT for federal income tax purposes.

MHI Holding increases our overall tax liability.

Our TRS Lessees are single-member limited liability companies that are wholly-owned, directly or indirectly, by MHI Holding, a TRS that is wholly-owned by the Operating Partnership. Each of our TRS Lessees is disregarded as an entity separate from MHI Holding for U.S. federal income tax purposes, such that the assets, liabilities, income, gains, losses, credits and deductions of our TRS Lessees are treated as the assets, liabilities, income, gains, losses, credits and deductions of MHI Holding for U.S. federal income tax purposes. MHI Holding is subject to federal and state income tax on its taxable income, which will consist of the revenues from the hotels leased by the Company’s TRS Lessees, net of the operating expenses for such hotels and rent payments. Accordingly, although the Company’s ownership of MHI Holding and the TRS Lessees will allow it to participate in the operating income from its hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of MHI Holding, if any, will be available for distribution to the Company via the Operating Partnership.

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

At December 31, 2019, our financial statements reflected deferred tax assets totaling approximately $5.4 million, of which approximately $5.0 million relates to significant federal and state net operating losses (“NOLs”) generated by our TRS Lessees over the past three years.  We are generally able to carry NOLs forward to reduce taxable income in future years.  Our ability to use our NOLs to reduce future tax payments is dependent upon our ability to sustain profitability during the time period over which these NOLs may be used under applicable tax law.  Moreover, changes to NOL rules made for taxable years beginning after December 31, 2017 under recently enacted tax legislation (discussed further below under the caption “Risk Factors—U.S. tax reform and related regulatory action could adversely affect you”), will also limit the use of existing NOLs to 80% of a corporation’s taxable income for a taxable year.  This, along with the reduced corporate income tax rate, may decrease the value of the TRS Lessee’s NOLs.  NOLs generated in 2018 and beyond cannot be carried back and may only be used in subsequent taxable years. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating a number of factors, including a demonstrated track record of past profitability, reasonable forecasts of future taxable income, and anticipated changes in the lease rental payments from the TRS Lessees to subsidiaries of the Operating Partnership.  At December 31, 2019, we determined based on all available positive and negative evidence that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  We made this determination considering reasonable tax strategies available to us capable of ensuring the realization of our deferred tax assets, anticipated changes in the lease rental payments and one-time losses that generated some of our net operating losses.  However, there is no assurance that the TRS Lessees will be able to achieve profitability. The TRS Lessees’ ability to generate sustained profitability in the amounts necessary to realize our deferred tax assets against future taxable income depends upon general economic and market conditions, interest rates, and the TRS Lessees’ ability to meet our strategic plans.  If the TRS Lessees are unable to generate adequate sustained profitability, we may be required to record a valuation allowance against some or all of our deferred tax assets, which would negatively impact our financial results.

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

On March 18, 2010, the Hiring Incentives to Restore Employment Act, or the “HIRE Act,” was enacted in the United States. The HIRE Act includes provisions known as the Foreign Account Tax Compliance Act, or FATCA, that generally impose a 30.0% U.S. withholding tax on “withholdable payments,” which consist of (i) U.S.-source dividends, interest, rents and other “fixed or determinable annual or periodical income” paid after June 30, 2014 and (ii) certain U.S.-source gross proceeds paid after December 31, 2018 to (a) “foreign financial institutions” unless (x) they enter into an agreement with the IRS to collect and disclose to the IRS information regarding their direct and indirect U.S. owners or (y) they comply with the terms of any FATCA intergovernmental agreement executed between the authorities in their jurisdiction and the U.S., and (b) “non-financial foreign entities” (i.e., foreign entities that are not foreign financial institutions) unless they certify certain information regarding their direct and indirect U.S. owners. Final regulations under FATCA were issued by the IRS on January 17, 2013 and have been subsequently supplemented by additional regulations and guidance. FATCA does not replace the existing U.S. withholding tax regime. However, the FATCA regulations contain coordination provisions to avoid double withholding on U.S.-source income.

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

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors in Company stock.  The Tax Cuts and Jobs Act (“TCJA”) made significant changes to the U.S. federal tax system, for the year ending 2017 going forward.  Specifically, and as relevant to the Company and its subsidiaries, the TCJA reduced the maximum corporate tax rate from 35% to 21%, allows for full expensing of certain property, revised the net operating loss provisions, set limitations on certain types of interest deductions, and expanded limitations on deductions for executive compensation.  The TCJA also temporarily reduced individual federal income tax rates on ordinary income (the highest individual federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026).

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

•

Expanded limitations on deductions for executive compensation.  The TCJA expanded the scope of section 162(m), which limits deductions for annual compensation paid to certain employees of publicly traded corporations, including REITs.  If a deduction is denied under this provision, this will increase our taxable income and potentially increase the amount of taxable dividends we distribute to investors of our stock.

•	Limitation on deductions for NOLs. The TCJA limits a corporation’s deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of the corporation’s taxable income.
•

Elimination of the corporate alternative minimum tax. The corporate alternative minimum tax (“AMT”) has generally applied to the extent a corporation’s tentative minimum tax, based on a 20% rate, exceeded its regular tax, by reducing certain tax incentives and deductions. The TCJA repealed the corporate AMT rules effective for taxable years beginning after December 31, 2017.

The IRS has issued various Treasury regulations, guidance, and rulings relating to the TCJA. Further, technical corrections legislation with respect to the TCJA has been proposed. The proposed legislation’s final form and effect cannot be predicted and may be adverse. Many of the amendments will require further guidance through the issuance of Treasury regulations in order to assess their effect. There may be substantial delay before such Treasury regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on the REIT.

Investors in our stock are strongly encouraged to consult with a tax advisor with respect to the potential impact the TCJA may have with respect to investing in our Company’s stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2019, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR):

	Number of		Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms		2019	2019	2019	2018	2018	2018	2017	2017	2017
The DeSoto, Savannah, Georgia	246		65.4%	$174.75	$114.34	61.6%	$177.19	$109.21	66.6%	$159.50	$106.15
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293		78.5%	$139.53	$109.53	81.6%	$139.84	$114.06	79.9%	$132.19	$105.56
DoubleTree by Hilton Laurel, Laurel, Maryland	208		69.9%	$107.34	$75.06	66.8%	$107.98	$72.09	64.9%	$107.77	$69.91
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331		76.6%	$143.95	$110.20	78.2%	$139.25	$108.88	75.5%	$135.54	$102.32
DoubleTree by Hilton Raleigh Brownstone – University, Raleigh, North Carolina	190		76.3%	$139.73	$106.63	74.8%	$134.26	$100.36	74.2%	$133.24	$98.91
DoubleTree Resort by Hilton Hollywood Beach, Hollywood, Florida	311		70.5%	$173.25	$122.22	69.2%	$175.18	$121.19	72.1%	$170.76	$123.12
Georgian Terrace, Atlanta, Georgia	326		70.0%	$204.60	$143.15	67.9%	$186.28	$126.56	70.6%	$175.06	$123.66
Hotel Alba Tampa, Tapestry Collection by Hilton, Tampa, Florida	222		66.2%	$129.91	$85.97	71.9%	$124.72	$89.73	79.1%	$119.85	$94.81
Hotel Ballast Wilmington, Tapestry Collection by Hilton, Wilmington, North Carolina	272		68.5%	$161.50	$110.58	63.9%	$153.04	$97.75	68.3%	$148.69	$101.62
Hyatt Centric Arlington, Arlington, Virginia (1)	318		79.1%	$188.15	$148.77	83.8%	$181.38	$152.04	84.0%	$176.11	$148.13
Sheraton Louisville Riverside, Jeffersonville, Indiana	180		67.9%	$114.92	$78.02	60.6%	$122.62	$74.25	63.8%	$133.86	$85.45
The Whitehall, Houston, Texas	259		62.2%	$143.33	$89.18	57.5%	$146.01	$83.95	58.1%	$147.66	$85.78
Wholly-Owned Properties Total	3,156
Condominium Hotel
Hyde Resort & Residences	215	(2)	50.5%	$295.49	$149.36	49.8%	$299.30	$149.15	37.9%	$282.20	$106.84
Hyde Beach House Resort & Residences	40	(2)	15.0%	$341.58	$51.36	n/a	n/a	n/a	n/a	n/a	n/a
Total Hotel & Participating Condominium Hotel Rooms	3,411

(1)

Includes operating results under previous ownership.  Results for periods prior to the Company’s ownership were provided by prior owners of the hotel and have not been audited or confirmed by the Company.

(2)

We own the hotel commercial unit and operate a rental program.  Reflects only those condominium units that were participating in the rental program as of December 31, 2019.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owners and unavailable for rent to hotel guests.  We sometimes refer to each participating condominium unit as a “room”.

Item 3. Legal Proceedings

We are not involved in any material litigation, nor to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, most of which is expected to be covered by insurance, and none of which is expected to have a material impact on our financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock trades on the NASDAQ ® Global Market under the symbol “SOHO”.  The closing price of the Company’s common stock on the NASDAQ ® Global Market on March 2, 2020 was $5.33 per share.

Stockholder Information

As of March 2, 2020, there were approximately 88 holders of record of the Company’s common stock.

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Issuer Purchases of Equity Securities

On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has used and expects to continue to use available working capital to fund purchases under the stock repurchase program.  The repurchase program is authorized until December 31, 2020, unless extended by the board of directors.  The repurchase program may be suspended or discontinued at any time, and the Company is not obligated to acquire any particular amount or number of shares.  As of December 31, 2017, the Company had repurchased 882,820 shares of common stock at an average price of $6.68 per share totaling approximately $5.9 million.  Through December 31, 2019 the Company repurchased the following amounts of common stock and the repurchased shares have been returned to the status of authorized but unissued shares of common stock:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
December 1- December 31, 2016	481,100	$6.53	481,100	$6,835,464
January 1- December 31, 2017	401,720	$6.80	882,820	$4,104,423
January 1- December 31, 2018	0	n/a	0	n/a
January 1- December 31, 2019	0	n/a	0	n/a

Affiliated Purchaser Purchases of Equity Securities

The Company adopted an Employee Stock Ownership Plan (“ESOP”) in December 2016, effective as of January 1, 2016.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is funded by a loan from the Company, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock.  Through December 31, 2019 the ESOP purchased the following amounts of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
January 1 – January 31, 2017	352,300	$6.99	352,300	$	n/a
February 1 – February 28, 2017	330,200	7.25	330,200		n/a
March 1 – December 31, 2017	0	n/a	0		n/a
January 1 – December 31, 2018	0	n/a	0		n/a
January 1 – December 31, 2019	0	n/a	0		n/a
Total	682,500	$7.09	682,500	$	n/a

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of March 2, 2020, there were 12 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc.

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

Except for shares of Series C and Series D Partnership Units and common units issued to the Company in connection with the contribution to the Operating Partnership of the net proceeds of the offering of Series C and Series D Preferred Stock and common stock, there were no sales of unregistered securities in the Operating Partnership during 2019.

Sotherly Hotels Inc. and Sotherly Hotels LP

Dividend and Distribution Information

The Company elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to the Company’s stockholders of at least 90.0% of our REIT taxable income, excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles. Our ability to pay distributions to the Company’s stockholders will depend, in part, upon our receipt of distributions from our Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel managers. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and noncash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS Lessees may retain any after-tax earnings.

As a result of the impact of the novel coronavirus (COVID-19) on our business, we anticipate that our board of directors will re-evaluate our current dividend policy with regard to both our common and preferred stock, and may consider eliminating, suspending, or significantly reducing the dividend, including previously authorized and declared dividends, until more information regarding the effect of the virus and its duration is available.

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

The following tables set forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its common and preferred shares to Company’s stockholders for fiscal year 2018 to 2019. The same table sets forth the Operating Partnership’s distributions per common and preferred partnership units for fiscal year 2018 to 2019:

Dividend (Distribution) Payments - Common
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2018	March 31, 2018	April 11, 2018	$0.115	0.00%	100.00%
April 2018	June 30, 2018	July 11, 2018	$0.120	0.00%	100.00%
July 2018	September 30, 2018	October 11, 2018	$0.125	0.00%	100.00%
October 2018	December 31, 2018	January 11, 2019	$0.125	0.00%	100.00%
January 2019	March 31, 2019	April 11, 2019	$0.125	0.00%	100.00%
April 2019	June 30, 2019	July 11, 2019	$0.130	0.00%	100.00%
July 2019	September 30, 2019	October 11, 2019	$0.130	0.00%	100.00%
October 2019	December 31, 2019	January 11, 2020	$0.130	0.00%	100.00%

Dividend (Distribution) Payments - Series B Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2018	March 31, 2018	April 17, 2018	$0.500	86.01%	13.99%
April 2018	June 30, 2018	July 17, 2018	$0.500	86.01%	13.99%
July 2018	September 30, 2018	October 17, 2018	$0.500	86.01%	13.99%
October 2018	December 31, 2018	January 17, 2019	$0.500	86.01%	13.99%
January 2019	March 31, 2019	April 17, 2019	$0.500	7.18%	92.83%
April 2019	June 30, 2019	July 17, 2019	$0.500	7.18%	92.83%
July 2019	September 30, 2019	October 17, 2019	$0.500	7.18%	92.83%
October 2019	December 31, 2019	January 17, 2020	$0.500	7.18%	92.83%

Dividend (Distribution) Payments - Series C Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2018	March 31, 2018	April 17, 2018	$0.492	86.01%	13.99%
April 2018	June 30, 2018	July 17, 2018	$0.492	86.01%	13.99%
July 2018	September 30, 2018	October 17, 2018	$0.492	86.01%	13.99%
October 2018	December 31, 2018	January 17, 2019	$0.492	86.01%	13.99%
January 2019	March 31, 2019	April 17, 2019	$0.492	7.18%	92.83%
April 2019	June 30, 2019	July 17, 2019	$0.492	7.18%	92.83%
July 2019	September 30, 2019	October 17, 2019	$0.492	7.18%	92.83%
October 2019	December 31, 2019	January 17, 2020	$0.492	7.18%	92.83%

Dividend (Distribution) Payments - Series D Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
April 2019	June 30, 2019	July 17, 2019	$0.418	7.18%	92.83%
July 2019	September 30, 2019	October 17, 2019	$0.516	7.18%	92.83%
October 2019	December 31, 2019	January 17, 2020	$0.516	7.18%	92.83%

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for Sotherly Hotels Inc. and Sotherly Hotels LP for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. The financial results for the DoubleTree Resort by Hilton Hollywood Beach, in which we had a 25.0% indirect interest, are not consolidated through July 31, 2015, as we accounted for our investment under the equity method of accounting.  However, from August 1, 2015 through December 31, 2015 and for subsequent fiscal years, we did consolidate the financial results for the DoubleTree Resort by Hilton Hollywood Beach, as a result of our acquisition of the remaining 75.0% interest in the hotel.  The following selected historical financial data was derived from audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and in prior filings. The Company’s financial statements: for the years ended December 31, 2019, 2018, 2017 and 2016, have been audited by Dixon Hughes Goodman LLP and for the year ended December 31, 2015, has been audited by Grant Thornton LLP, our independent registered public accounting firms, for such periods. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

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

SOTHERLY HOTELS INC.

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Statement of Operations
Total Revenues	$185,788,133	$178,173,121	$154,266,693	$152,845,752	$138,533,476
Total Operating Expenses excluding Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(145,680,563)	(136,670,418)	(119,613,294)	(118,854,236)	(109,153,366)
Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(21,761,055)	(21,396,392)	(18,489,511)	(15,384,390)	(14,050,060)
Net Operating Income	18,346,515	20,106,311	16,163,888	18,607,126	15,330,050
Interest Income	444,459	352,951	218,656	115,785	50,461
Interest Expense	(19,768,193)	(19,953,746)	(15,727,628)	(17,735,107)	(16,515,827)
Other Income (Expense) – net	1,903,307	(644,324)	1,112,377	(1,455,289)	6,196,936
Income Tax Benefit (Provision)	249,480	(469,349)	(1,737,804)	1,367,634	1,336,033
Net Income (Loss)	1,175,568	(608,157)	29,489	900,149	6,397,653
Net (Income) Loss Attributable to Noncontrolling Interest	733,876	718,093	413,014	26,567	(1,040,987)
Net Income (Loss) Attributable to the Company	1,909,444	109,936	442,503	926,716	5,356,666
Distributions to Preferred Stockholders	(7,820,695)	(5,829,914)	(3,781,639)	(1,144,889)	—
Net Income/(Loss) Attributable to Common Stockholders	$(5,911,251)	$(5,719,978)	$(3,339,136)	$(218,173)	$5,356,666

Statement of Cash Flows
Cash provided by Operations – net	$22,460,810	$26,163,371	$15,843,077	$17,976,226	$10,792,448
Cash used in Investing – net	(18,709,079)	(100,899,047)	(19,326,664)	(14,699,277)	(42,535,459)
Cash provided by Financing – net	(13,635,776)	79,174,915	549,709	15,798,218	24,614,643
Net Increase (Decrease) in Cash and Cash Equivalents	$(9,884,045)	$4,439,239	$(2,933,878)	$19,075,167	$(7,128,368)

Balance Sheet
Investments in Hotel Properties, Net	$443,267,448	$435,725,814	$357,799,512	$348,593,912	$354,963,242
Investment in Hotel Properties Held for Sale, Net	—	—	—	5,333,000	—
Total Assets (1)	487,226,790	493,482,847	409,953,340	406,019,564	388,972,239
Mortgage Loans, net	358,633,884	364,828,845	297,318,816	282,708,289	270,331,724
Unsecured Notes, net	-	23,894,658	—	24,308,713	50,460,106
Total Liabilities	385,819,619	411,216,475	315,778,310	324,680,276	336,113,871
Noncontrolling Interest (1)	(1,198,732)	441,706	1,154,775	2,329,175	3,855,237
Total Sotherly Hotels Inc. Stockholders’ Equity (1)	$102,605,903	$81,824,666	$93,020,255	$79,010,113	$49,003,131

Operating Data
Average Number of Available Rooms	3,336	3,293	2,995	3,011	2,828
Total Number of Available Room Nights	1,217,593	1,202,025	1,096,170	1,102,026	1,032,353
Occupancy Percentage (2)	70.1%	69.1%	68.8%	69.8%	69.9%
Average Daily Rate (ADR) (2)	$161.17	$158.02	$147.77	$140.63	$134.21
RevPAR (2)	$112.94	$109.20	$101.70	$98.18	$93.80

Additional Financial Data
FFO Available to Common Stockholders(3)	$14,763,387	$13,705,606	$12,330,243	$15,078,444	$20,582,360
Adjusted FFO Available to Common Stockholders(3)	17,163,557	15,922,584	15,664,335	15,100,188	14,904,608
Hotel EBITDA (4)	46,937,924	47,683,665	40,989,325	40,012,581	36,447,390
Income (Loss) Per Basic Common Share	$(0.43)	$(0.42)	$(0.24)	$(0.01)	$0.43

(1)	As of the period end.
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

Adjusted FFO Available to Common Stockholders and Unitholders accounts for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, management contract termination costs and change in control gains or losses.

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

SOTHERLY HOTELS LP

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Statement of Operations
Total Revenues	$185,788,133	$178,173,121	$154,266,693	$152,845,752	$138,533,476
Total Operating Expenses excluding Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(145,680,563)	(136,670,418)	(119,613,294)	(118,854,236)	(109,153,366)
Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(21,761,055)	(21,396,392)	(18,489,511)	(15,384,390)	(14,050,060)
Net Operating Income	18,346,515	20,106,311	16,163,888	18,607,126	15,330,050
Interest Income	444,459	352,951	218,656	115,785	50,461
Interest Expense	(19,768,193)	(19,953,746)	(15,727,628)	(17,735,107)	(16,515,827)
Other Income (Expense) – net	1,903,307	(644,324)	1,112,377	(1,455,289)	6,196,936
Income Tax Benefit (Provision)	249,480	(469,349)	(1,737,804)	1,367,634	1,336,033
Net Income (Loss)	1,175,568	(608,157)	29,489	900,149	6,397,653
Distributions to Preferred Unitholders	(7,820,695)	(5,829,914)	(3,781,639)	(1,144,889)	—
Net Income/(Loss) Available to Operating Partnership Unit Holders	$(6,645,127)	$(6,438,071)	$(3,752,150)	$(244,740)	$6,397,653

Statement of Cash Flows
Cash provided by Operations – net	$22,526,277	$26,245,988	$15,805,264	$17,976,226	$10,792,448
Cash used in Investing – net	(18,472,299)	(100,694,488)	(23,977,633)	(14,699,277)	(42,535,459)
Cash provided by Financing – net	(13,938,023)	78,887,739	5,238,491	15,798,218	24,614,643
Net Increase (Decrease) in Cash and Cash Equivalents	$(9,884,045)	$4,439,239	$(2,933,878)	$19,075,167	$(7,128,368)

Balance Sheet
Investments in Hotel Properties, Net	$443,267,448	$435,725,814	$357,799,512	$348,593,912	$354,963,242
Investment in Hotel Properties Held for Sale, Net	—	—	—	5,333,000	—
Total Assets (1)	491,436,420	497,929,257	414,604,309	406,019,564	388,972,239
Mortgage Loans, net	358,633,884	364,828,845	297,318,816	282,708,289	270,331,724
Unsecured Notes, net	-	23,894,658	—	24,308,713	50,460,106
Total Liabilities	385,878,103	411,273,022	315,823,854	324,680,276	336,113,871
Total Sotherly Hotels LP - Partners' Capital (1)	$105,558,317	$86,656,235	$98,780,455	$79,010,113	$49,003,131

Operating Data
Average Number of Available Rooms	3,336	3,293	2,995	3,011	2,828
Total Number of Available Room Nights	1,217,593	1,202,025	1,096,170	1,102,026	1,032,353
Occupancy Percentage (2)	70.1%	69.1%	68.8%	69.8%	69.9%
Average Daily Rate (ADR) (2)	$161.17	$158.02	$147.77	$140.63	$134.21
RevPAR (2)	$112.94	$109.20	$101.70	$98.18	$93.80

Additional Financial Data
FFO Available to General & Limited Partnership Unit holders(3)	$14,763,387	$13,705,606	$12,330,243	$15,078,444	$20,582,360
Adjusted FFO Available to General & Limited partnership Unit holders(3)	17,163,557	15,922,584	15,664,335	15,100,188	14,904,608
Hotel EBITDA (4)	46,937,924	47,683,665	40,989,325	40,012,581	36,447,390
Income (Loss) Per Basic General & Limited Partnership Unit	$(0.42)	$(0.40)	$(0.23)	$(0.01)	$0.43
(1)	As of the period end.
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

Adjusted FFO Available to Common Stockholders and Unitholders accounts for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, management contract termination costs and change in control gains or losses.

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

The following is the Company’s and the Operating Partnership’s reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Net Income/(Loss) Available to the Common Stockholders	$(5,911,251)	$(5,719,978)	$(3,339,136)	$(218,173)	$5,356,666
Add: Net Income (Loss) Attributable to the Noncontrolling Interest	(733,876)	(718,093)	(413,014)	(26,567)	1,040,987
Depreciation and Amortization - Real Estate	21,578,309	20,549,695	16,911,610	14,957,865	13,466,863
Equity in Depreciation and Amortization of Joint Venture	—	—	—	—	259,279
Impairment of Investment in Hotel Properties, Net	—	—	—	—	500,000
Gain on Involuntary Conversion of Assets	(293,534)	(917,767)	(2,242,876)	—	—
Loss (Gain) on Sale or Asset Disposal	123,739	511,749	1,413,659	365,319	(41,435)
FFO Available to Common Stockholders and Unitholders	$14,763,387	$13,705,606	$12,330,243	$15,078,444	$20,582,360
(Increase) Decrease in Deferred Income Taxes	(280,905)	319,939	1,498,222	(1,558,966)	(1,780,571)
Amortization	59,007	334,948	88,009	61,206	124,632
Acquisition Costs	—	—	—	—	634,376
Loss on Starwood Settlement	—	—	—	—	324,271
Over-Assessed Real Estate Taxes Under Appeal	—	—	—	—	497,733
Loan Modification Fees	—	—	—	64,215	243,229
Termination Fee	291,841	—	—	—	—
Realized and Unrealized (Gain) Loss on Hedging Activities (A)	1,177,871	808,958	28,384	37,384	108,819
Gain on Change in Control	—	—	—	—	(6,603,148)
Loss on Aborted Offering Costs	—	—	541,129	—	—
Loss on Early Extinguishment of Debt (A)	1,152,356	753,133	1,178,348	1,417,905	772,907
Adjusted FFO Available to Common Stockholders and Unitholders	$17,163,557	$15,922,584	$15,664,335	$15,100,188	$14,904,608

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.

The following is a reconciliation of net income/(loss) to Hotel EBITDA for the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Net Income/(Loss) Available to the Common Stockholders	$(5,911,251)	$(5,719,978)	$(3,339,136)	$(218,173)	$5,356,666
Add: Net Income (Loss) Attributable to the Noncontrolling Interest	(733,876)	(718,093)	(413,014)	(26,567)	1,040,987
Interest Expense	19,768,193	19,953,746	15,727,628	17,735,107	16,515,827
Interest Income	(444,459)	(352,951)	(218,656)	(115,785)	(50,461)
Distributions to Preferred Stockholders	7,820,695	5,829,914	3,781,639	1,144,889	—
Income Tax Provision (Benefit)	(249,480)	469,349	1,737,804	(1,367,634)	(1,336,033)
Depreciation and Amortization	21,637,316	20,884,643	16,999,619	15,019,071	13,591,495
Equity in (Earnings) Loss of Joint Venture	—	—	—	—	(475,514)
Loss (Gain) on Sale or Asset Disposal	123,739	511,749	1,413,659	365,319	(41,435)
Gain on Involuntary Conversion of Assets	(293,534)	(917,767)	(2,242,876)	—	—
Realized and Unrealized Loss (Gain) on Hedging Activities	1,177,871	808,958	28,384	37,384	108,819
Loss on Early Debt Extinguishment	1,152,356	753,133	1,178,348	1,417,905	772,907
Impairment of Investment in Hotel Properties, Net	—	—	—	—	500,000
Corporate General and Administrative Expenses	6,830,354	6,180,962	6,335,926	6,021,065	7,268,256
Gain on Change in Control	—	—	—	—	(6,603,148)
Gain on Exercise of Development Right	(3,940,000)	—	—	—	—
Net Lease Rental Income	—	—	—	—	—
Other Fee Income	—	—	—	—	(200,976)
Hotel EBITDA	$46,937,924	$47,683,665	$40,989,325	$40,012,581	$36,447,390

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States.  Since January 1, 2017, we have completed the following acquisitions and dispositions:

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

•	On September 27, 2019, we acquired the hotel commercial unit of the Hyde Beach House Resort & Residences, a 342-unit condominium-hotel located in the Hollywood, Florida market.

The Company has experienced a substantial number of corporate group-related cancellations and we have observed a sharp decline in transient business travel due to concerns about COVID-19.  These cancellations and reduced bookings are part of an industry-wide trend and are likely to continue in the near term in response to governmental travel advisories, increased travel restrictions from corporations, and significant airline flight cancellations.  We expect these developments to have a material adverse impact on the Company’s financial results for the first quarter of 2020 and the year as a whole.  Due to the developing nature of the situation surrounding COVID-19, the Company will wait until the situation stabilizes before issuing updated guidance for 2020.

As of December 31, 2019, our hotel portfolio consisted of twelve full-service, primarily upscale and upper-upscale hotels with an aggregate total of 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs.  Nine of our hotels operate under well-known brands such as DoubleTree, Hyatt and Sheraton, and three are independent hotels.  As of December 31, 2019, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	215	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	40	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,411
(1)	Operated as an independent hotel.
(2)

We own the hotel commercial unit and operate a rental program.  Reflects only those condominium units that were participating in the rental program as of December 31, 2019.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room”.

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and currently owns an approximate 92.3% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessees that are wholly-owned subsidiaries of the Operating Partnership, which then engage hotel management companies to operate the hotels under a management agreement. Our TRS Lessees have engaged Our Town, Chesapeake Hospitality, and Highgate Hotels to manage our hotels. Our TRS Lessees, and their parent, MHI Holding (MHI Hospitality TRS Holding, Inc.), are consolidated into each of our financial statements for accounting purposes. The earnings of MHI Holding are subject to taxation similar to other C corporations.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

The following table illustrates the key operating metrics for the years ended December 31, 2019 and 2018 for our wholly-owned hotels and the Hyde Resort & Residences, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the eleven wholly-owned properties that were under our control during all of 2019 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Hyatt Centric Arlington, which was acquired in February 2018 and the Hyde Beach House Resort & Residences, which was acquired in September 2019.

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Composite	Same-Store	Composite	Same-Store
Occupancy %	70.1%	70.4%	69.1%	69.0%
ADR	$161.17	$151.87	$158.02	$148.57
RevPAR	$112.94	$106.96	$109.20	$102.52

Revenue. Total revenue for the year ended December 31, 2019 was approximately $185.8 million, an increase of approximately $7.6 million, or 4.3%, from total revenue for the year ended December 31, 2018 of approximately $178.2 million.  The increase in revenue for the twelve months ended December 31, 2019 resulted mainly from the acquisitions of the Hyatt Centric Arlington, on March 1, 2018, which increased revenues by approximately $3.2 million and the acquisition of the Hyde Beach House Resort & Residences in September 2019, which increased revenues by approximately $1.2 million.  In addition, our renovated properties in Wilmington, North Carolina and Savannah, Georgia have been benefiting from increased demand and accounted for an aggregate increase of approximately $3.1 million for the period.  There was also a net aggregate increase in revenues of approximately $0.1 million for the period from the remaining properties.

Room revenues at our properties for the year ended December 31, 2019 increased approximately $7.1 million, or 5.8%, to approximately $128.1 million compared to room revenues for the year ended December 31, 2018 of approximately $121.0 million.  The increase in room revenue for the twelve months ended December 31, 2019 resulted mainly from the acquisition of the Hyatt

Centric Arlington, on March 1, 2018, which increased room revenues by approximately $2.5 million.  In addition, our renovated properties in Wilmington, North Carolina and Savannah, Georgia have shown improved performance and accounted for an aggregate increase in room revenues of approximately $1.7 million for the period.  There was also a net aggregate increase in room revenues of approximately $2.9 million for the period from the remaining properties.

Food and beverage revenues at our properties for the year ended December 31, 2019 increased approximately $2.1 million, or 5.6%, to approximately $40.2 million compared to food and beverage revenues of approximately $38.1 million for the year ended December 31, 2018.  The increase in food and beverage revenues for the twelve months ended December 31, 2019 resulted mainly from the acquisition of the Hyatt Centric Arlington, on March 1, 2018, which increased food and beverage revenues by approximately $0.5 million.  There was also a net increase in food and beverage revenues of approximately $1.6 million; resulting from increases of approximately $1.9 million at our properties with newly renovated restaurants in Wilmington, North Carolina; Savannah, Georgia and Hollywood, Florida and an aggregate decrease in food and beverage revenues of approximately $0.3 million for the period from the remaining properties.

Other operating revenues for the year ended December 31, 2019 decreased approximately $1.6 million, or 8.3%, to approximately $17.4 million compared to other operating revenues for the year ended December 31, 2018 of approximately $19.0 million. The decrease in revenue from other operating departments for the twelve months ended December 31, 2019 resulted mainly from aggregate decreases of approximately $1.5 million at our properties in Hollywood, Florida and Houston, Texas from non-recurring construction disruption fee income and business interruption insurance recoveries we had in the prior year. In addition, there was an increase in other operating departments revenues of approximately $1.2 million for the period from our newly acquired Hyde Beach House Resort & Residences and a net aggregate decrease of approximately $1.3 million at the remaining properties.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $8.4 million, or 6.4%, for the year ended December 31, 2019 to approximately $138.9 million compared to hotel operating expenses for the year ended December 31, 2018 of approximately $130.5 million. The increase in hotel operating expenses for the twelve months ended December 31, 2019 resulted mainly from the acquisitions of the Hyatt Centric Arlington, which increased hotel operating expenses by approximately $2.8 million and the newly acquired Hyde Beach House Resort & Residences, which added approximately $1.8 million.  Properties that have completed renovations in Wilmington, North Carolina; Savannah, Georgia and Hollywood, Florida had an aggregate increase of approximately $3.2 million.  In addition, there was a net aggregate increase in hotel operating expenses of approximately $0.6 million for the period from our remaining properties.

Rooms expense at our properties for the year ended December 31, 2019 increased approximately $1.8 million, or 6.0%, to approximately $32.1 million compared to rooms expense of approximately $30.3 million for the year ended December 31, 2018.  The net increase in rooms expense for the twelve months ended December 31, 2019 resulted mainly from the acquisition of the Hyatt Centric Arlington, which increased room expenses by approximately $0.6 million.  In addition, there was a net aggregate increase in room expenses of approximately $1.2 million for the period, from the remaining properties.

Food and beverage expenses at our properties for the year ended December 31, 2019 increased approximately $1.3 million, or 4.5%, to approximately $29.4 million compared to food and beverage expense of approximately $28.1 million for the year ended December 31, 2018. There was a net aggregate increase in food and beverage expenses for the twelve months ended December 31, 2019 resulting from increases of approximately $0.7 million at our properties with newly renovated restaurants in Wilmington, North Carolina; Savannah, Georgia and Hollywood, Florida; from the acquisition of the Hyatt Centric Arlington, which increased food and beverage expenses by approximately $0.5 million and from a net increase in food and beverage expenses of approximately $0.1 million for the period at the remaining properties.

Expenses from other operating departments increased approximately $0.5 million, or 8.4%, to approximately $6.9 million for the year ended December 31, 2019 compared to expenses from other operating departments of approximately $6.4 million for the year ended December 31, 2018.  The increase in expense from other operating departments for the twelve months ended December 31, 2019 resulted mainly from our newly acquired Hyde Beach House Resort & Residences by approximately $0.3 million for the period. In addition, there was a net aggregate increase in other operating departments expenses of approximately $0.2 million for the twelve-month period, from the remaining properties.

Indirect expenses at our properties for the year ended December 31, 2019 increased approximately $4.8 million, or 7.2%, to approximately $70.4 million compared to indirect expenses of approximately $65.6 million for the year ended December 31, 2018. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. The increase in indirect expenses for the twelve months ended December 31, 2019 resulted mainly from the acquisitions of the Hyatt Centric Arlington, which increased indirect costs by approximately $1.7 million and the newly acquired Hyde Beach House Resort & Residences by approximately $1.4 million. In addition, there was a one-time management termination fee of approximately $0.3 million and a net aggregate increase in indirect expenses of approximately $1.4 million for this twelve-month period from the remaining properties.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2019 increased approximately $0.7 million, or 3.6%, to approximately $21.6 million compared to depreciation and amortization expense of approximately $20.9 million for the year ended December 31, 2018. The increase was mostly attributable to increases in the depreciation related to improvements and the replacement of furniture and fixtures at our property being renovated in Tampa, Florida, that accounted for increases of approximately $0.7 million for the period and from a full year’s depreciation on the acquisition of the Hyatt Centric Arlington, which increased depreciation by approximately $0.3 million.   In addition, there was a net aggregate decrease in depreciation and amortization expense of approximately $0.3 million for this twelve-month period from the remaining properties.

Loss on Disposal of Assets.  During the year ended December 31, 2019, we recorded a net loss on disposal of assets of approximately $0.1 million, compared to a net loss on disposal of assets of approximately $0.5 million for the year ended December 31, 2018.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2019 increased approximately $0.6 million, or 10.5%, to approximately $6.8 million compared to corporate general and administrative expenses of approximately $6.2 million for the year ended December 31, 2018. The increase in corporate general and administrative expenses was mainly due to increased legal costs of approximately $0.5 million and increased salaries by approximately $0.2 million, offset by reduced audit fees by approximately $0.1 million.

Interest Expense. Interest expense for the year ended December 31, 2019 decreased approximately $0.2 million, or 0.9%, to approximately $19.8 million compared to approximately $20.0 million of interest expense for the year ended December 31, 2018. The reduction in interest expense for the twelve months ended December 31, 2019, was related to the new mortgage on the Hyatt Centric Arlington and deferred financing costs associated with the mortgage on that property accounting for an increase of approximately $0.3 million, compared to the twelve months ended December 31, 2018.  There was also a net aggregate increase of approximately $0.4 million of interest expenses from the remaining properties.  In addition, there was a decrease in unsecured note interest for the twelve months ended December 31, 2019 by approximately $0.9 million, compared to the twelve months ended December 31, 2018.

Loss on Early Debt Extinguishment. The loss on early debt extinguishment for the year ended December 31, 2019 increased approximately $0.4 million, or 53.0%, to approximately $1.2 million compared to a loss on debt extinguishment of approximately $0.8 million for the year ended December 31, 2018. The 7.25% Notes were redeemed on May 20, 2019 at 101% of face value.  A redemption premium of $0.25 million and the unamortized deferred financing costs related to the 7.25% Notes comprise loss on early debt extinguishment in the current period of approximate $1.2 million

Unrealized Loss on Hedging Activities.   During July 2018, we purchased an interest rate cap for $204,756 and we purchased an interest rate SWAP liability for $294,176.  As of December 31, 2019, the fair market value of the interest rate cap was $4,504 compared to the fair market value of $94,697, as of December 31, 2018.  As of December 31, 2019, the fair market value of the interest rate SWAP was a liability of $2,064,709, compared to the fair market value of $984,677, as of December 31, 2018.  The unrealized loss on hedging activities during the years ended December 31, 2019 and 2018, was $1,177,871 and $808,958, respectively.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the twelve months ended December 31, 2019 decreased approximately $0.6 million to approximately $0.3 million compared to gain on involuntary conversion of assets of approximately $0.9 million for the twelve months ended December 31, 2018.  During March 2019, we received an involuntary conversion reimbursement for flooding damage to our Wilmington property of approximately $0.2 million. During September 2019, we had mechanical failure and flooding damage from failure of the sewer system resulting in damage to the boiler at The DeSoto property with a one-time involuntary conversion in the amount of approximately $0.1 million.

Income Tax (Provision) Benefit. The change in the income tax benefit for the year ended December 31, 2019 increased approximately $0.7 million, to approximately $0.2 million compared to an income tax provision of approximately $0.5 million for the year ended December 31, 2019. The income tax provision was primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized a net operating loss for the year ended December 31, 2019 compared to a net operating income for the year ended December 31, 2018, resulting in an income tax benefit instead of an income tax provision.  At December 31, 2019 and 2018, deferred tax assets total approximately $5.4 and $5.1 million, respectively, of which approximately $5.0 and $4.4 million, respectively, relate to net operating losses of our TRS Lessees.  At December 31, 2019, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  We will continue to regularly evaluate the likelihood that we will be able to realize our deferred tax assets and the need for a valuation allowance for the deferred tax assets.

Net (Loss) Income. Net income for the year ended December 31, 2019 increased approximately $1.8 million, or 293.3%, to approximately $1.2 million compared to a net loss of approximately $0.6 million for the year ended December 31, 2018, as a result of the operating results discussed above.

Distributions to Preferred Stockholders.  During the year ended December 31, 2019, we recorded distributions to preferred stockholders of approximately $7.8 million, compared to approximately $5.8 million distributions to preferred stockholders for the year ended December 31, 2018.  As of December 31, 2019 and 2018, we accrued approximately $2.2 million and $1.5 million, respectively, as dividends on the preferred stock.  These increases were due to the issuance of Series C and Series D Preferred Stock during 2019.

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

Income Tax (Provision) Benefit. The income tax provision for the year ended December 31, 2018 decreased approximately $1.2 million, or 73.0%, to approximately $0.5 million compared to an income tax provision of approximately $1.7 million for the year ended December 31, 2017. The income tax provision was primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized a net operating income for the year ended December 31, 2018 compared to a net operating loss for the year ended December 31, 2017, resulting in an income tax provision instead of an income tax benefit.  However, at December 31, 2017 there was a one-time charge of approximately $2.7 million resulting from a change in the federal income tax rate, due to the TCJA.  At December 31, 2018 and 2017, deferred tax assets total approximately $5.1 and $5.5 million, respectively, of which approximately $4.4 and $4.9 million, respectively, relate to net operating losses of our TRS Lessees.  At December 31, 2018, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  We will continue to regularly evaluate the likelihood that we will be able to realize our deferred tax assets and the need for a valuation allowance for the deferred tax assets.

Net (Loss) Income. Net loss for the year ended December 31, 2018 increased approximately $0.6 million, or 2,162.3%, to approximately $(0.6) million compared to net income of $29,489 for the year ended December 31, 2017, as a result of the operating results discussed above.

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

Sources and Uses of Cash

The following narrative discusses our sources and uses of cash for the year ended December 31, 2019.

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders of the Operating Partnership and holders of our preferred and common stock, as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2019 was approximately $22.5 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the stockholders of the Company (the unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the

Company’s stockholders of at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain noncash items).

Investing Activities. During the year ended December 31, 2019, we used approximately $6.3 million to acquire the Hyde Beach House Resort & Residences, $12.7 million on capital expenditures, of which, approximately $6.4 million related to the routine replacement of furniture, fixtures and equipment and $6.3 million relating primarily to the renovations of our hotels in Wilmington, North Carolina, Raleigh, North Carolina, Hollywood, Florida and Tampa, Florida.  During the year we received approximately $0.3 million of insurance proceeds as involuntary conversions of assets, primarily at our Savannah, Georgia property.  The Operating Partnership received approximately $0.2 million in principal payments on the loan to the ESOP.

Financing Activities. Cash flow used in financing activities of the Company for the year ended December 31, 2019 was approximately $13.6 million for the Company and approximately $14.2 million for the Operating Partnership.  This outflow principally consisted of proceeds from the sale of preferred stock of approximately $33.1 million, offset by redemption of unsecured notes of $25.0 million, mortgage loan payments of approximately $6.6 million, dividend and distribution payments of approximately $15.2 million for the Company and approximately $15.5 million for the Operating Partnership and payments of deferred financing costs of approximately $0.1 million.

On April 18, 2019, the Company closed a sale and issuance of 1,080,000 shares of its 8.25% Series D Preferred Stock for gross proceeds of $27.0 million before underwriting discounts and commissions and expenses payable by the Company.  On May 1, 2019, the Company closed a sale and issuance of an additional 120,000 shares of its Series D Preferred Stock, for gross proceeds of $3.0 million before underwriting discounts and commissions and expenses payable by the Company, in connection with the partial exercise of the underwriters’ option to purchase additional shares of the Series D Preferred Stock.  Total net proceeds after all estimated expenses were approximately $28.4 million, which the Company contributed to its Operating Partnership for an equivalent number of Series D preferred units.  We used the net proceeds to redeem in full the Operating Partnership’s 7.25% Notes and for working capital.

On April 26, 2019, we entered into amended loan documents to modify the existing mortgage loan on the Hotel Alba Tampa with the existing lender, Fifth Third Bank.  Pursuant to the modification, the mortgage loan principal balance remained at approximately $18.2 million; the maturity date was extended to June 30, 2022, and may be extended for two additional periods of one year each, subject to certain conditions; the mortgage loan continues to bear a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%, with a new provision to reduce the floating interest rate to 1-month LIBOR plus 3.00% upon the successful achievement of certain performance hurdles; the mortgage loan amortizes on a 25-year schedule; and the mortgage loan continues to be guaranteed by the Operating Partnership.

On May 20, 2019, the Operating Partnership redeemed the entire $25.0 million aggregate principal amount of its 7.25% Notes, at a redemption price equal to 101% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to, but not including, the redemption date.

On September 26, 2019, we closed on the purchase of a commercial condominium unit of the Hyde Beach House Resort & Residences, a newly constructed 342-unit condominium hotel located in Hollywood, Florida, from 4000 South Ocean Property Owner, LLLP.  In connection with the closing, we (i) acquired commercial unit 2 of the Hyde Beach House, along with rights to certain limited common elements appurtenant to the commercial unit, for an adjusted purchase price of approximately $5.4 million; (ii) purchased inventories and equipment for additional consideration in the amount of approximately $0.7 million; (iii) entered into a second addendum to the purchase agreement; (iv) entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House; (v) entered into a 20-year management agreement relating to the operation and management of the Hyde Beach House condominium association; and (vi) received a pre-opening services fee of $1.0 million.

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

On July 31, 2018, we entered into a second amendment to the loan and security agreement; an amended, restated and consolidated mortgage loan note; and other related documents with its existing lender, TD Bank, N.A., to amend the terms of our mortgage loan on the DoubleTree by Hilton Philadelphia Airport.  Concurrent with the loan modification, we also entered into a 5-year swap agreement with The Toronto-Dominion Bank.  Pursuant to the amended loan documents: (i) the principal balance of the loan was increased from approximately $30.0 million to $42.2 million; (ii) the loan’s maturity date was extended to July 31, 2023; (iii) the loan bears a floating interest rate equal to the 1-month LIBOR rate plus 2.27%; (iv) the loan amortizes on a 30-year schedule with payments of principal and interest beginning immediately; (v) the loan can be prepaid without penalty; and (vi) the loan will no longer be fully guaranteed by the Operating Partnership, but the Operating Partnership has guaranteed certain standard “bad boy” carveouts.  Pursuant to the swap agreement: (i) the loan rate has been swapped for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan; and (iii) we are responsible for any potential termination fees associated with early termination of the swap agreement.  We used a portion of the proceeds to repay in full the existing Note B to the mortgage loan on our Hyatt Centric Arlington and to pay closing costs associated with the amendment and used the balance of the proceeds for general corporate purposes.

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

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. To the extent that our cash flows are negatively impacted by the COVID-19 outbreak, we may defer capital expenditures in order to preserve capital.  We expect that the extent of any deferral will correspond directly to the duration and extent of the COVID-19 outbreak impact.

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

Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and restricted cash of approximately $28.0 million, of which approximately $4.2 million was in restricted reserve accounts for capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

Our cash flow and liquidity are likely to be materially adversely impacted by the COVID-19 pandemic, which has already resulted in a substantial number of group related cancellations and a sharp decline in transient business.  If the outbreak worsens or is prolonged, the negative impact on our cash flow and liquidity will be exacerbated.  We anticipate implementing a number of cost-cutting measures including suspending discretionary spending and deferring certain capital expenditures.  Even with these measures, we may need to use our cash reserves to fund continuing operations.

We intend to continue to invest in hotel properties as suitable opportunities arise. The success of our acquisition strategy depends, in part, on our ability to access additional capital through other sources, which we expect to be limited as a result of the COVID-19 outbreak. There can be no assurance that we will continue to make investments in properties that meet our investment criteria or have access to capital during this period. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

Over the long term, we expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures and debt maturities, and the retirement of maturing mortgage debt, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, the selective disposition of non-core assets, and cash on hand.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

Other than monthly mortgage loan principal payments, our only mortgage debt obligation maturing in 2021 is the $8.2 million mortgage on the DoubleTree by Hilton Laurel.  We have approximately $35.7 million in debt obligations maturing in 2022, which reflects the mortgages on the Hotel Alba Tampa and the DoubleTree by Hilton Raleigh-Brownstone University, accounting for reductions for future monthly principal payments. At December 31, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of the mortgage on Hotel Alba Tampa. At December 31, 2019, we failed to meet the Debt Service Coverage Ratio (“DSCR”) covenant under the mortgage on Hotel Alba Tampa. We are currently in discussions with the existing lender to determine a cash collateral reserve amount required to be in compliance under the mortgage.  The existing loan agreement contains a balancing provision that allows us to either pay down the principal balance of the loan or offer cash collateral sufficient to meet the DSCR requirement.  We anticipate that a cash collateral amount of approximately $6.5 million would be required to bring us into compliance under the DSCR requirement pursuant to that balancing provision of the loan agreement.

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

On July 31, 2018, we entered into a second amendment to the loan and security agreement; an amended, restated and consolidated mortgage loan note; and other related documents with its existing lender, TD Bank, N.A., to amend the terms of our mortgage loan on the DoubleTree by Hilton Philadelphia Airport.  Concurrent with the loan modification, we also entered into a 5-year swap agreement with The Toronto-Dominion Bank.  Pursuant to the amended loan documents: (i) the principal balance of the loan was increased from approximately $30.0 million to $42.2 million; (ii) the loan’s maturity date was extended to July 31, 2023; (iii) the loan bears a floating interest rate equal to the 1-month LIBOR rate plus 2.27%; (iv) the loan amortizes on a 30-year schedule with payments of principal and interest beginning immediately; (v) the loan can be prepaid without penalty; and (vi) the loan will no longer be fully guaranteed by the Operating Partnership, but the Operating Partnership has guaranteed certain standard “bad boy” carveouts.  Pursuant to the swap agreement: (i) the loan rate has been swapped for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan; and (iii) we are responsible for any potential termination fees associated with early termination of the swap agreement.  We used a portion of the proceeds to repay in full the existing Note B to the mortgage loan on our Hyatt Centric Arlington and to pay closing costs associated with the amendment and will use the balance of the proceeds for general corporate purposes.

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

On April 18, 2019, the Company closed a sale and issuance of 1,080,000 shares of its 8.25% Series D Preferred Stock for gross proceeds of $27.0 million before underwriting discounts and commissions and expenses payable by the Company.  On May 1, 2019, the Company closed a sale and issuance of an additional 120,000 shares of its Series D Preferred Stock, for gross proceeds of $3.0 million before underwriting discounts and commissions and expenses payable by the Company, in connection with the partial exercise of the underwriters’ option to purchase additional shares of the Series D Preferred Stock.  Total net proceeds after all estimated expenses were approximately $28.4 million, which the Company contributed to its Operating Partnership for an equivalent number of Series D preferred units.  We used the net proceeds to redeem in full the Operating Partnership’s 7.25% Notes and for working capital.

On April 26, 2019, we entered into amended loan documents to modify the existing mortgage loan on the Hotel Alba Tampa with the existing lender, Fifth Third Bank.  Pursuant to the modification, the mortgage loan principal balance remained at approximately $18.2 million; the maturity date was extended to June 30, 2022, and may be extended for two additional periods of one year each, subject to certain conditions; the mortgage loan continues to bear a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%, with a new provision to reduce the floating interest rate to 1-month LIBOR plus 3.00% upon the successful achievement of certain performance hurdles; the mortgage loan amortizes on a 25-year schedule; and the mortgage loan continues to be guaranteed by Sotherly Hotels LP.

On May 20, 2019, the Operating Partnership redeemed the entire $25.0 million aggregate principal amount of its 7.25% Notes, at a redemption price equal to 101% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to, but not including, the redemption date.

On September 26, 2019, we closed on the purchase of a commercial condominium unit of the Hyde Beach House Resort & Residences, a newly constructed 342-unit condominium hotel located in Hollywood, Florida, from 4000 South Ocean Property Owner, LLLP.  In connection with the closing, we (i) acquired commercial unit 2 of the Hyde Beach House, along with rights to certain limited common elements appurtenant to the commercial unit, for an adjusted purchase price of approximately $5.4 million; (ii) purchased inventories and equipment for additional consideration in the amount of approximately $0.7 million; (iii) entered into a Second Addendum to the purchase agreement; (iv) entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House; (v) entered into a 20-year management agreement relating to the operation and management of the Hyde Beach House condominium association; and (vi) received a pre-opening services fee of $1.0 million.

On November 21, 2019, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program, under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company’s stock repurchase program was originally announced in December 2016 and was extended on the same terms.  The Company expects to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2020, unless extended by the Board of Directors.  For the years ended December 31, 2019 and 2018, the Company did not repurchase any shares of common stock.  For the year ended December 31, 2017, the Company repurchased 401,720, shares of common stock, for approximately $2.7 million, and for the year ended December 31, 2016, the Company repurchased 481,100 for approximately $3.2 million.  The repurchased shares have been returned to the status of authorized but unissued shares of common stock.

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

At December 31, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of the mortgage on Hotel Alba Tampa. At December 31, 2019, we failed to meet the DSCR covenant under the mortgage on Hotel Alba Tampa.  The loan agreement contains a balancing provision that allows us to either pay down the principal balance of the loan or offer cash collateral sufficient to meet the DSCR requirement.  To date, we have provided $2.85 million in cash collateral to the lender.  We are currently in discussions with the existing lender to determine a cash collateral reserve amount required to be in compliance under the mortgage.  We anticipate that an additional cash collateral amount of approximately $3.65 million would be required to bring us into compliance under the DSCR requirement pursuant to that balancing provision of the loan agreement.

Mortgage Debt

As of December 31, 2019, we had a principal mortgage debt balance of approximately $361.0 million. The following table sets forth our mortgage debt obligations on our hotels.

	December 31,	Prepayment	Maturity	Amortization
Property	2019	Penalties	Date	Provisions	Interest Rate
The DeSoto (1)	$32,967,166	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	34,225,971	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,534,892	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,419,590	None	7/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	56,057,218	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	43,335,291	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	18,000,104	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	33,401,622	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	49,173,836	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,114,145	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,450,420	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	360,980,255
Deferred financing costs, net	(2,487,982)
Unamortized premium on loan	141,611
Total Mortgage Loans	$358,633,884

(1)

The note amortizes on a 25-year schedule after an initial 1-year interest-only period (which expired in August 2017), and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(2)	The note may not be prepaid prior to August 2019, after which it is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(3)	The note is subject to a pre-payment penalty until April 2021. Prepayment can be made without penalty thereafter.
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
(12)

The note bears a floating interest rate of 1-month LIBOR plus 3.5%, subject to a floor rate of 4.0% and is subject to prepayment penalties on a declining scale with a 3.0% penalty on or before the first anniversary date, a 2.0% penalty during the second anniversary year and a 1.0% penalty after the third anniversary date.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$452,122	$24,544	$90,409	$120,870	$216,299
Ground, building, parking garage, office and equipment leases	14,204	489	896	773	12,046
Totals	$466,326	$25,033	$91,305	$121,643	$228,345

Distributions to Stockholders and Holders of Units in the Operating Partnership. The Company has elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, the Company is required to make annual distributions to its stockholders of at least 90.0% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The Company’s ability to pay distributions to its stockholders will depend, in part, upon its receipt of distributions from the Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel manager. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and noncash charges against our income, a portion of our distributions may constitute a non-taxable return of capital. To the extent not inconsistent with maintaining the Company’s REIT status, our TRS Lessees may retain any after-tax earnings.

Distributions to Preferred Stockholders and Holder of Preferred partnership units in the Operating Partnership. The Company is obligated to pay distributions to its holders of the Company’s preferred stock and the Operating Partnership is obligated to pay its preferred unit holder, the Company. Holders of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The amount of annual dividends on our outstanding preferred shares is approximately $8.8 million and the aggregate liquidation preference with respect to our outstanding preferred shares is approximately $109.1 million. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates, except in the event of a change of control.

The Company’s ability to pay distributions to its stockholders will depend, in part, upon its receipt of distributions from the Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel managers. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and noncash charges against our income, a portion of our distributions may constitute a non-taxable return of capital. To the extent not inconsistent with maintaining the Company’s REIT status, our TRS Lessees may retain any after-tax earnings.

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

Our expenses, including hotel operating expenses, administrative expenses, real estate taxes, and property and casualty insurance are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy, liability insurance, property and casualty insurance, property tax rates, employee benefits, and some wages, which are expected to increase at rates higher than inflation.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2019. We regularly evaluate the likelihood that our TRS Lessees will be able to realize their deferred tax assets and the continuing need for a valuation allowance.  At December 31, 2019, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessees to subsidiaries of the Operating Partnership.

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

We further adjust FFO Available to Common Stockholders and Unitholders for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, management contract termination costs and change in control gains or losses. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of Adjusted FFO Available to Common Stockholders and Unitholders may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2019, 2018, and 2017.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Net Loss Available to the Common Stockholders	$(5,911,251)	$(5,719,978)	$(3,339,136)
Add: Net Loss Attributable to the Noncontrolling Interest	(733,876)	(718,093)	(413,014)
Depreciation and Amortization - Real Estate	21,578,309	20,549,695	16,911,610
Loss on Sale or Disposal of Assets	123,739	511,749	1,413,659
Gain on Involuntary Conversion of Asset	(293,534)	(917,767)	(2,242,876)
FFO Available to Common Stockholders and Unitholders	$14,763,387	$13,705,606	$12,330,243
Decrease (Increase) in Deferred Income Taxes	(280,905)	319,939	1,498,222
Amortization	59,007	334,948	88,009
Termination Fee	291,841	—	—
Unrealized Loss on Hedging Activities (A)	1,177,871	808,958	28,384
Loss on Aborted Offering Costs	—	—	541,129
Loss on Early Debt Extinguishment (A)	1,152,356	753,133	1,178,348
Adjusted FFO Available to Common Stockholders and Unitholders	$17,163,557	$15,922,584	$15,664,335

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2019, 2018, and 2017.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Net Loss Available to Common Stockholders	$(5,911,251)	$(5,719,978)	$(3,339,136)
Add: Net Loss Attributable to the Noncontrolling Interest	(733,876)	(718,093)	(413,014)
Interest Expense	19,768,193	19,953,746	15,727,628
Interest Income	(444,459)	(352,951)	(218,656)
Distributions to Preferred Stockholders	7,820,695	5,829,914	3,781,639
Income Tax Provision (Benefit)	(249,480)	469,349	1,737,804
Depreciation and Amortization	21,637,316	20,884,643	16,999,619
Unrealized Loss on Hedging Activities	1,177,871	808,958	28,384
Loss on Early Debt Extinguishment	1,152,356	753,133	1,178,348
Loss on Sale or Disposal of Assets	123,739	511,749	1,413,659
Gain on Exercise of Development Right	(3,940,000)	—	—
Gain on Involuntary Conversion of Asset	(293,534)	(917,767)	(2,242,876)
Corporate General and Administrative Expenses	6,830,354	6,180,962	6,335,926
Hotel EBITDA	$46,937,924	$47,683,665	$40,989,325

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

As of December 31, 2019, we had approximately $310.2 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and approximately $50.8 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.78%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba Tampa, Tapestry Collection by Hilton, DoubleTree by Hilton Raleigh Brownstone and the mortgage on The Whitehall remains at approximately $50.8 million, the balance at December 31, 2019, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on these criteria.

Dixon Hughes Goodman LLP, a registered independent public accounting firm, has audited our consolidated financial statements included in the Annual Report on Form 10-K and, as part of its audit, has issued its attestation report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2019, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2020 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

Item 10. Information about our Directors, Executive Officers and Corporate Governance

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

Information on the Company’s directors, executive officers and corporate governance is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Delinquent Section 16(a) Reports” contained in the Company’s 2020 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2020 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2020 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2019 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2013 Plan (1)	N/A	N/A	573,650
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	573,650

(1)

On February 11, 2019, we granted 12,750 shares of restricted stock to our independent directors, of which 12,000 vested on December 31, 2019 and 750 vested on April 30, 2019.  On February 22, 2019, we granted an additional 250 shares of restricted stock to one of our independent directors, which vested on April 30, 2019.

On January 1, 2020, we granted 30,000 shares of restricted stock to our President and Chief Executive Officer and 15,000 shares of restricted stock to our Executive Vice President and Chief Operating Officer, each of which vest on certain conditions.  These shares are included in the number of securities remaining available for future issuance as of December 31, 2019.

On February 3, 2020, we granted 15,000 shares of restricted stock to our independent directors, all of which will vest on December 31, 2020.  Also, on February 3, 2020, we granted 2,250 shares of unrestricted stock to one of our independent directors for their service during 2019.  These shares are included in the number of securities remaining available for future issuance as of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II – Ratification of Appointment of Accountants” in the Company’s 2020 Proxy Statement.

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

3.8

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

4.4	Description of Registered Securities.

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

10.3

Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC and MHI Hotels Services LLC (incorporated by reference to the document previously filed as Exhibit 10.52 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.4

Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4000 South Ocean Property Owner, LLLP, dated as of June 1, 2017 (incorporated by reference to the document previously filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 10, 2017).

10.5

Addendum to Commercial Unit Purchase Agreement between Sotherly Hotels Inc. and 4000 South Ocean Property Owner, LLLP, dated as of June 1, 2017 (incorporated by reference to the document previously filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 10, 2017).

10.6

Executive Employment Agreement between Sotherly Hotels Inc. and Anthony E. Domalski, dated as of January 1, 2018 (incorporated by reference to the document previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2018). *

10.7

Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC, Newport Hospitality Group, Inc. and Our Town Hospitality LLC (incorporated by reference to the document previously filed as Exhibit 10.17 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2019).

10.8

Second Addendum to Commercial Unit Purchase Agreement between SOHO ICW Resort Owner LLC and 4000 South Ocean Property Owner, LLLP, dated as of September 26, 2019 (incorporated by reference to the document previously filed as Exhibit 10.20 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019).

10.9

Amendment to Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC, Newport Hospitality Group, Inc. and Our Town Hospitality LLC (incorporated by reference to the document previously filed as Exhibit 10.21 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2019).

10.10

Credit Agreement between Our Town Hospitality LLC and MHI Hospitality TRS, LLC dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.22 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2019).

10.11

Sublease Agreement between Our Town Hospitality LLC and Sotherly Hotels Inc. dated December 13, 2019 (incorporated by reference to the document previously filed as Exhibit 10.23 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2019).

10.12

Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims, dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.24 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020). *

10.13

Executive Employment Agreement between Sotherly Hotels Inc. and David R. Folsom, dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.25 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020). *

10.14

Executive Employment Agreement between Sotherly Hotels Inc. and Scott M. Kucinski, dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.26 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020). *

10.15

Executive Employment Agreement between Sotherly Hotels Inc. and Robert E. Kirkland IV, dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.27 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020). *

21.1	List of Subsidiaries of Sotherly Hotels Inc.

Exhibits
21.2	List of Subsidiaries of Sotherly Hotels LP.

23.1	Consent of Dixon Hughes Goodman LLP.

23.2	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2020

SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors	March 16, 2020

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director	March 16, 2020

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 16, 2020

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director	March 16, 2020

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director	March 16, 2020

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 16, 2020

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 16, 2020

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director	March 16, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2020

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors of the General Partner	March 16, 2020

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director of the General Partner	March 16, 2020

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer of the General Partner	March 16, 2020

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director of the General Partner	March 16, 2020

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director of the General Partner	March 16, 2020

/s/ EDWARD S. STEIN Edward S. Stein	Director of the General Partner	March 16, 2020

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director of the General Partner	March 16, 2020

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director of the General Partner	March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Sotherly Hotels Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, including the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2020, expressed an unqualified opinion thereon.

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

March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Sotherly Hotels Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sotherly Hotels Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, and our report dated March 16, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Tysons, Virginia

March 16, 2020

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018

ASSETS
Investment in hotel properties, net	$443,267,448	$435,725,814
Cash and cash equivalents	23,738,066	33,792,773
Restricted cash	4,246,170	4,075,508
Accounts receivable, net	4,812,479	6,766,696
Accounts receivable - affiliate	101,771	262,572
Prepaid expenses, inventory and other assets	5,648,772	5,262,884
Favorable lease assets, net	—	2,465,421
Deferred income taxes	5,412,084	5,131,179
TOTAL ASSETS	$487,226,790	$493,482,847
LIABILITIES
Mortgage loans, net	$358,633,884	$364,828,845
Unsecured notes, net	—	23,894,658
Accounts payable and accrued liabilities	20,189,903	16,268,096
Advance deposits	2,785,338	2,815,283
Dividends and distributions payable	4,210,494	3,409,593
TOTAL LIABILITIES	$385,819,619	$411,216,475
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares each issued and outstanding at December 31, 2019 and 2018, respectively.	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,554,610 and 1,352,141 shares issued and outstanding at December 31, 2019 and 2018, respectively.	15,546	13,521
8.25% Series D cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,200,000 shares and none, issued and outstanding at December 31, 2019 and 2018, respectively.	12,000	—
Common stock, par value $0.01, 69,000,000 shares authorized, 14,272,378 shares and 14,209,378 shares issued and outstanding at December 31, 2019 and 2018, respectively.	142,723	142,093
Additional paid-in capital	180,515,861	147,085,112
Unearned ESOP shares	(4,105,637)	(4,379,742)
Distributions in excess of retained earnings	(73,990,690)	(61,052,418)
Total Sotherly Hotels Inc. stockholders’ equity	102,605,903	81,824,666
Noncontrolling interest	(1,198,732)	441,706
TOTAL EQUITY	101,407,171	82,266,372
TOTAL LIABILITIES AND EQUITY	$487,226,790	$493,482,847

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017

REVENUE
Rooms department	$128,062,932	$120,993,460	$105,727,372
Food and beverage department	40,267,240	38,134,813	34,513,695
Other operating departments	17,457,961	19,044,848	14,025,626
Total revenue	185,788,133	178,173,121	154,266,693
EXPENSES
Hotel operating expenses
Rooms department	32,142,171	30,334,309	26,673,727
Food and beverage department	29,355,080	28,090,145	24,585,923
Other operating departments	6,957,325	6,419,502	4,405,515
Indirect	70,395,633	65,645,500	57,612,203
Total hotel operating expenses	138,850,209	130,489,456	113,277,368
Depreciation and amortization	21,637,316	20,884,643	16,999,619
Loss on disposal of assets	123,739	511,749	1,489,892
Corporate general and administrative	6,830,354	6,180,962	6,335,926
Total operating expenses	167,441,618	158,066,810	138,102,805
NET OPERATING INCOME	18,346,515	20,106,311	16,163,888
Other income (expense)
Interest expense	(19,768,193)	(19,953,746)	(15,727,628)
Interest income	444,459	352,951	218,656
Loss on early extinguishment of debt	(1,152,356)	(753,133)	(1,178,348)
Unrealized loss on hedging activities	(1,177,871)	(808,958)	(28,384)
Gain on sale of assets	—	—	76,233
Gain on exercise of development right	3,940,000	—	—
Gain on involuntary conversion of assets	293,534	917,767	2,242,876
Net income (loss) before income taxes	926,088	(138,808)	1,767,293
Income tax benefit (provision)	249,480	(469,349)	(1,737,804)
Net income (loss)	1,175,568	(608,157)	29,489
Less: Net loss attributable to noncontrolling interest	733,876	718,093	413,014
Net income attributable to the Company	1,909,444	109,936	442,503
Distributions to preferred stockholders	(7,820,695)	(5,829,914)	(3,781,639)
Net loss available to common stockholders	$(5,911,251)	$(5,719,978)	$(3,339,136)
Net loss per share available to common stockholders
Basic	$(0.43)	$(0.42)	$(0.24)
Weighted average number of common shares outstanding
Basic	13,642,573	13,517,488	13,829,100

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2016	1,610,000	$16,100	14,468,551	$144,685	$118,395,082	$—	$(39,545,754)	$2,329,175	$81,339,288
Net income (loss)	—	—	—	—	—	—	442,503	(413,014)	29,489
Issuance of Series C Preferred Stock	1,300,000	13,000	—	—	30,475,660	—	—	—	30,488,660
Issuance of restricted common stock awards	—	—	12,000	120	89,040	—	—	—	89,160
Repurchase of common stock	—	—	(401,720)	(4,017)	(2,727,024)	—	—	—	(2,731,041)
Purchase of shares by ESOP	—	—	—	—	—	(4,874,758)	—	—	(4,874,758)
Amortization of ESOP shares	—	—	—	—	(3,339)	241,646	—	—	238,307
Amortization of restricted stock award	—	—	—	—	19,920	—	—	—	19,920
Preferred stock dividends declared	—	—	—	—	—	—	(3,781,639)	—	(3,781,639)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(5,880,970)	(761,386)	(6,642,356)
Balances at December 31, 2017	2,910,000	$29,100	14,078,831	$140,788	$146,249,339	$(4,633,112)	$(48,765,860)	$1,154,775	$94,175,030
Net income (loss)	—	—	—	—	—	—	109,936	(718,093)	(608,157)
Issuance of unrestricted common stock awards	—	—	2,250	23	13,455	—	—	—	13,478
Issuance of restricted common stock awards	—	—	40,000	400	89,450	—	—	—	89,850
Issuance of common stock	—	—	88,297	882	573,292	—	—	—	574,174
Issuance of Series C Preferred Stock	52,141	521	—	—	1,004,542	—	—	—	1,005,063
Amortization of ESOP shares	—	—	—	—	(9,645)	253,370	—	—	243,725
Amortization of restricted stock award	—	—	—	—	32,100	—	—	—	32,100
Adjustment to minority interest in operating partnership	—	—	—	—	(867,421)	—	—	867,421	—
Preferred stock dividends declared	—	—	—	—	—	—	(5,829,914)	—	(5,829,914)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(6,566,580)	(862,397)	(7,428,977)
Balances at December 31, 2018	2,962,141	$29,621	14,209,378	$142,093	$147,085,112	$(4,379,742)	$(61,052,418)	$441,706	$82,266,372
Net income (loss)	—	—	—	—	—	—	1,909,444	(733,876)	1,175,568
Issuance of restricted common stock awards	—	—	13,000	130	92,203	—	—	—	92,333
Issuance of preferred stock	1,402,469	14,025	—	—	33,052,640	—	—	—	33,066,665
Conversion of units in Operating Partnership to shares of common stock	—	—	50,000	500	266,783		—	(1,709)	265,574
Amortization of ESOP shares	—	—	—	—	(12,977)	274,105	—	—	261,128
Amortization of restricted stock award	—	—	—	—	32,100	—	—	—	32,100
Preferred stock dividends declared	—	—	—	—	—	—	(7,820,695)	—	(7,820,695)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(7,027,021)	(904,853)	(7,931,874)

Balances at December 31, 2019	4,364,610	$43,646	14,272,378	$142,723	$180,515,861	$(4,105,637)	$(73,990,690)	$(1,198,732)	$101,407,171

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,175,568	$(608,157)	$29,489
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,637,316	20,884,643	16,999,619
Amortization of deferred financing costs	789,525	1,020,396	776,410
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Gain on exercise of development right	(3,940,000)	—	—
Gain on involuntary conversion of assets	(293,534)	(917,767)	(2,242,876)
Unrealized loss on hedging activities	1,177,871	808,958	28,384
Loss on disposal of assets	123,739	511,749	1,413,659
Loss on early extinguishment of debt	1,152,356	753,133	1,178,348
ESOP and stock - based compensation	385,561	379,153	347,387
Changes in assets and liabilities:
Accounts receivable	1,954,217	(885,929)	(1,492,119)
Prepaid expenses, inventory and other assets	(162,621)	1,620,941	(2,780,246)
Deferred income taxes	(280,905)	319,939	1,498,222
Accounts payable and other accrued liabilities	(1,364,458)	1,148,869	1,244,731
Advance deposits	(29,945)	1,020,670	(743,399)
Accounts receivable - affiliate	160,801	131,454	(389,851)
Net cash provided by operating activities	22,460,810	26,163,371	15,843,077
Cash flows from investing activities:
Acquisitions of hotel properties	(6,346,378)	(79,732,716)	(3,986,849)
Improvements and additions to hotel properties	(12,661,169)	(22,104,775)	(23,155,738)
Proceeds from sale of hotel property	—	—	5,434,856
Proceeds from involuntary conversion	293,534	917,767	2,275,666
Proceeds from the disposal of assets	4,934	20,677	105,401
Net cash used in investing activities	(18,709,079)	(100,899,047)	(19,326,664)
Cash flows from financing activities:
Proceeds of mortgage debt	—	175,800,000	40,500,000
Proceeds from mortgage loan receivable	—	—	—
Proceeds of unsecured debt	—	25,000,000	—
Proceeds from issuance of common stock, net	—	574,174	—
Proceeds from issuance of preferred stock, net	33,066,665	1,005,063	30,488,660
Redemption of unsecured notes	(25,000,000)	—	(25,300,000)
Payments on mortgage loans	(6,633,624)	(107,237,891)	(25,990,271)
Settlement or repurchased of common stock	—	—	(3,708,891)
Payments of deferred financing costs	(106,950)	(3,816,848)	(837,991)
Funding of ESOP stock purchase	—	—	(4,874,758)
Dividends on common stock and distributions paid	(7,859,575)	(6,319,669)	(5,945,401)
Preferred dividends paid	(7,102,292)	(5,829,914)	(3,781,639)
Net cash (used in) provided by financing activities	(13,635,776)	79,174,915	549,709
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,884,045)	4,439,239	(2,933,878)
Cash, cash equivalents and restricted cash at the beginning of the period	37,868,281	33,429,042	36,362,920
Cash, cash equivalents and restricted cash at the end of the period	$27,984,236	$37,868,281	$33,429,042
Supplemental disclosures:
Cash paid during the period for interest	$19,262,904	$18,325,563	$15,253,059
Cash paid (received) during the period for income taxes	$(76,104)	$173,753	$162,677
Non-cash investing and financing activities:
Settlement for repurchase of common stock in accounts payable and accrued liabilities	$-	$-	$125,279

Deficiency of fair value of interest rate swap to cost	$-	$294,176	$-
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$347,269	$222,989	$151,499
Initial recognition of non-cash operating lease right of use assets	$4,414,962	$-	$-
Initial recognition of non-cash operating lease obligations	$4,414,962	$-	$-
Change in amount of non-controlling interest and additional paid-in-capital	$-	$867,421	$-

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of the General Partner of

Sotherly Hotels LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP and subsidiaries (the "Partnership") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes, including the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Tysons, Virginia

March 16, 2020

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018

ASSETS
Investment in hotel properties, net	$443,267,448	$435,725,814
Cash and cash equivalents	23,738,066	33,792,773
Restricted cash	4,246,170	4,075,508
Accounts receivable, net	4,812,479	6,766,696
Accounts receivable - affiliate	101,771	262,572
Loan receivable - affiliate	4,209,630	4,446,410
Prepaid expenses, inventory and other assets	5,648,772	5,262,884
Favorable lease assets, net	—	2,465,421
Deferred income taxes	5,412,084	5,131,179
TOTAL ASSETS	$491,436,420	$497,929,257
LIABILITIES
Mortgage loans, net	$358,633,884	$364,828,845
Unsecured notes, net	—	23,894,658
Accounts payable and other accrued liabilities	20,189,903	16,268,100
Advance deposits	2,785,338	2,815,283
Dividends and distributions payable	4,268,978	3,466,136
TOTAL LIABILITIES	$385,878,103	$411,273,022

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at December 31, 2019 and 2018, respectively.	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,554,610 and 1,352,141 units issued and outstanding at December 31, 2019 and 2018, respectively.	36,461,955	31,493,723
8.25% Series D cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,200,000 units and none issued and outstanding at December 31, 2019 and 2018, respectively.	28,377,509	—
General Partner: 160,006 units and 159,876 units issued and outstanding as of December 31, 2019 and 2018, respectively.	315,959	452,165
Limited Partners: 15,790,512 units and 15,827,642 units issued and outstanding as of December 31, 2019 and 2018, respectively.	2,636,363	16,943,816
TOTAL PARTNERS’ CAPITAL	105,558,317	86,656,235
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$491,436,420	$497,929,257

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017

REVENUE
Rooms department	$128,062,932	$120,993,460	$105,727,372
Food and beverage department	40,267,240	38,134,813	34,513,695
Other operating departments	17,457,961	19,044,848	14,025,626
Total revenue	185,788,133	178,173,121	154,266,693
EXPENSES
Hotel operating expenses
Rooms department	32,142,171	30,334,309	26,673,727
Food and beverage department	29,355,080	28,090,145	24,585,923
Other operating departments	6,957,325	6,419,502	4,405,515
Indirect	70,395,633	65,645,500	57,612,203
Total hotel operating expenses	138,850,209	130,489,456	113,277,368
Depreciation and amortization	21,637,316	20,884,643	16,999,619
Loss on disposal of assets	123,739	511,749	1,489,892
Corporate general and administrative	6,830,354	6,180,962	6,335,926
Total operating expenses	167,441,618	158,066,810	138,102,805
NET OPERATING INCOME	18,346,515	20,106,311	16,163,888
Other income (expense)
Interest expense	(19,768,193)	(19,953,746)	(15,727,628)
Interest income	444,459	352,951	218,656
Loss on early extinguishment of debt	(1,152,356)	(753,133)	(1,178,348)
Unrealized loss on hedging activities	(1,177,871)	(808,958)	(28,384)
Gain on sale of assets	—	—	76,233
Gain on exercise of development right	3,940,000	—	—
Gain on involuntary conversion of assets	293,534	917,767	2,242,876
Net income (loss) before income taxes	926,088	(138,808)	1,767,293
Income tax benefit (provision)	249,480	(469,349)	(1,737,804)
Net income (loss)	1,175,568	(608,157)	29,489
Distributions to preferred unit holder	(7,820,695)	(5,829,914)	(3,781,639)
Net loss available to general and limited partnership unit holders	$(6,645,127)	$(6,438,071)	$(3,752,150)
Net loss attributable per general and limited partner unit
Basic	$(0.42)	$(0.40)	$(0.23)
Weighted average number of general and limited partner units outstanding
Basic	16,011,653	15,923,978	16,224,005

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2016	1,610,000	$37,766,531	$—	$—	162,467	$681,389	16,084,224	$42,891,368	$81,339,288
Issuance of common partnership units	—	—	—	—	120	892	11,880	88,268	89,160
Issuance of Preferred Series C units	1,300,000	—	30,488,660	—	—	—	—	—	30,488,660
Repurchased common units	—	—	—	—	(4,017)	(27,310)	(397,703)	(2,703,731)	(2,731,041)
Amortization of restricted units award	—	—	—	—	—	199	—	19,721	19,920
Unit based compensation	—	—	—	—	—	—	—	200,494	200,494
Preferred units distributions declared	—	(3,220,000)	(561,639)	—	—	—	—	—	(3,781,639)
Partnership units distributions declared	—	—	—	—	—	(68,740)	—	(6,805,136)	(6,873,876)
Net income (loss)	—	3,220,000	561,639	—	—	295	—	(3,752,445)	29,489
Balances at December 31, 2017	2,910,000	$37,766,531	$30,488,660	$—	158,570	$586,725	15,698,401	$29,938,539	$98,780,455
Issuance of common partnership units	—	—	—	—	1,306	6,775	129,241	670,727	677,502
Issuance of preferred units	52,141	—	1,005,063	—	—	—	—	—	1,005,063
Amortization of restricted units award	—	—	—	—	—	321	—	31,779	32,100
Unit based compensation	—	—	—	—	—	—	—	326,766	326,766
Preferred units distributions declared	—	(3,220,000)	(2,609,914)	—	—	—	—	—	(5,829,914)
Partnership units distributions declared	—	—	—	—	—	(77,276)	—	(7,650,304)	(7,727,580)
Net income (loss)	—	3,220,000	2,609,914	—	—	(64,380)	—	(6,373,691)	(608,157)
Balances at December 31, 2018	2,962,141	$37,766,531	$31,493,723	$-	159,876	$452,165	15,827,642	$16,943,816	$86,656,235
Issuance of partnership units	—	—	—	—	130	923	12,870	91,410	92,333
Issuance of preferred units	1,402,469	—	4,968,232	28,377,509	—	—	—	(279,077)	33,066,665
Amortization of restricted units award	—	—	—	—	—	321	—	31,779	32,100
Redemption of partnership units	—	—	—	—	—	—	(50,000)	—	—
Unit based compensation	—	—	—	—	—	3,266	—	323,329	326,595
Preferred units distributions declared	—	(3,220,000)	(2,861,320)	(1,739,375)	—	—	—	—	(7,820,695)
Partnership units distributions declared	—	—	—	—	—	(74,265)	—	(7,896,218)	(7,970,484)
Net income (loss)	—	3,220,000	2,861,320	1,739,375	—	(66,451)	—	(6,578,676)	1,175,568
Balances at December 31, 2019	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,006	$315,959	15,790,512	$2,636,363	$105,558,317

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,175,568	$(608,157)	$29,489
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,637,316	20,884,643	16,999,619
Amortization of deferred financing costs	789,525	1,020,396	776,410
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Gain on exercise of development right	(3,940,000)	—	—
Gain on involuntary conversion of assets	(293,534)	(917,767)	(2,242,876)
Unrealized loss on hedging activities	1,177,871	808,958	28,384
Loss on disposal of assets	123,739	511,749	1,413,659
Loss on early extinguishment of debt	1,152,356	753,133	1,178,348
ESOP and unit - based compensation	451,028	462,193	309,574
Changes in assets and liabilities:
Accounts receivable	1,954,217	(885,929)	(1,492,119)
Prepaid expenses, inventory and other assets	(162,621)	1,620,941	(2,780,246)
Deferred income taxes	(280,905)	319,939	1,498,222
Accounts payable and other accrued liabilities	(1,364,458)	1,148,869	1,244,731
Advance deposits	(29,945)	1,020,670	(743,399)
Accounts receivable - affiliate	160,801	131,454	(389,851)
Net cash provided by operating activities	22,526,277	26,246,411	15,805,264
Cash flows from investing activities:
Acquisitions of hotel properties	(6,346,378)	(79,732,716)	(3,986,849)
Improvements and additions to hotel properties	(12,661,169)	(22,104,775)	(23,155,738)
Proceeds from the sale of hotel property	—	—	5,434,856
ESOP loan advance	—	—	(4,874,758)
ESOP loan payments received	236,780	204,559	223,789
Proceeds from involuntary conversion	293,534	917,767	2,275,666
Proceeds from the disposal of assets	4,934	20,677	105,401
Net cash used in investing activities	(18,472,299)	(100,694,488)	(23,977,633)
Cash flows from financing activities:
Proceeds of mortgage debt	—	175,800,000	40,500,000
Proceeds of unsecured debt	—	25,000,000	—
Proceeds from issuance of general and limited partnership units, net	—	574,174	—
Proceeds from issuance of preferred partnership units, net	33,066,665	1,005,063	30,488,660
Settlement or repurchase of common units	—	—	(3,708,891)
Redemption of unsecured notes	(25,000,000)	—	(25,300,000)
Payments on mortgage loans	(6,633,624)	(107,237,891)	(25,990,271)
Payments of deferred financing costs	(106,950)	(3,816,848)	(837,991)
Distributions on general and limited partnership interests	(8,161,822)	(6,607,268)	(6,131,377)
Distributions on preferred partnership interests	(7,102,292)	(5,829,914)	(3,781,639)
Net cash(used in) provided by financing activities	(13,938,023)	78,887,316	5,238,491
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,884,045)	4,439,239	(2,933,878)
Cash, cash equivalents and restricted cash at the beginning of the period	37,868,281	33,429,042	36,362,920
Cash, cash equivalents and restricted cash at the end of the period	$27,984,236	$37,868,281	$33,429,042
Supplemental disclosures:
Cash paid during the period for interest	$19,259,838	$18,318,331	$15,253,059
Cash paid during the period for income taxes	$(76,104)	$173,753	$162,677
Non-cash investing and financing activities:

Deficiency of fair value of interest rate swap to cost	$-	$294,176	$-
Settlement or repurchase of common units in accounts payable and accrued liabilities	$-	$-	$125,279
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$347,269	$222,989	$151,499
Initial recognition of non-cash operating lease right of use assets	$4,414,962	$-	$-
Initial recognition of non-cash operating lease obligations	$4,414,962	$-	$-

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation, (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States. Currently, the Company is focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio, as of December 31, 2019, consists of investments in twelve hotel properties, comprising 3,156 rooms and two hotel commercial condominium units and their associated rental programs.  All of the Company’s hotels, except for The DeSoto, the Georgian Terrace, The Whitehall, the Hyde Resort & Residences and the Hyde Beach House Resort & Residences, operate under the Hilton, DoubleTree, Hyatt and Sheraton brands.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2019, was approximately 89.2% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership.  For the years ended December 31, 2019, 2018, and 2017, the MHI TRS Entities engaged eligible independent hotel management companies, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), and Highgate Hotels, L.P. (“Highgate Hotels”) to operate the hotels under management contracts.  Commencing January 1, 2020, the MHI TRS Entities engaged eligible independent hotel management company, Our Town Hospitality, LLC (“Our Town”), to manage ten of our wholly-owned hotels and management of those ten hotels was transitioned from Chesapeake Hospitality to Our Town. MHI Hospitality TRS Holding, Inc. is treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.

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

On June 1, 2017, we entered into an agreement to purchase the commercial unit of the planned Hyde Beach House Resort & Residences, a condominium hotel under development in Hollywood, Florida, for a price of $5.1 million from 4000 South Ocean Property Owner, LLLP.  In connection with the agreement, we also entered into a pre-opening services agreement whereby the seller has agreed to pay us approximately $0.8 million in connection with certain pre-opening activities to be undertaken prior to the closing.  We have agreed to purchase inventories at closing consistent with the management and operation of the planned hotel and the related condominium association for an additional amount and have further agreed to enter into a lease agreement for the parking garage and poolside cabanas associated with the planned hotel and to enter into a management agreement relating to the operation and management of the planned hotel’s condominium association.  We closed on the Hyde Beach House Resort & Residences in September 2019.

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

On March 1, 2018, we acquired the 318-room Hyatt Centric Arlington located in Arlington, Virginia at an aggregate purchase price of approximately $79.7 million, including seller credits (the “Arlington Acquisition”).  Concurrently with the closing, we entered into a franchise agreement with an affiliate of Hyatt Hotels Corporation for the hotel to continue operating as the Hyatt Centric Arlington, and a management agreement with Highgate Hotels for the management of the hotel.  The management agreement: (i) has an initial term of three years commencing March 1, 2018; (ii) provides for a base management fee equal to 2.50% of gross revenues; and (iii) provides for an incentive management fee equal to 10% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any year shall not exceed 0.5% of the gross revenues of the hotel.  The Hyatt Centric Arlington is subject to a long-term ground lease agreement that covers all of the land underlying the hotel.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross rooms revenues in excess of certain thresholds, as defined in the agreements.  The initial term of the ground lease expires in 2035 and may be extended by us for four additional renewal periods of 10 years each.  The ground lease contains a rent reset provision that will reset the rent in June 2025 to a fixed amount per annum equal to 8.0% of the land value, subject to an appraisal process.

On March 1, 2018, we entered into a loan agreement, a first and second promissory note (“Note A” and “Note B”, respectively), and other loan documents, including a guarantee by the Operating Partnership, to secure an aggregate $57.0 million mortgage on the Hyatt Centric Arlington with Fifth Third Bank.  Pursuant to the mortgage loan documents, Note A had an original principal balance in the amount of $50.0 million; had a term of 3 years, with two 1-year extension options, each of which is subject to certain criteria; bore a floating interest rate of one-month LIBOR plus 3.00%, payable monthly; and required monthly principal payments of $78,650.  Pursuant to the mortgage loan documents, Note B had an original principal balance in the amount of $7.0 million; had a term of 1-year, with two 1-year extension options, each of which is subject to certain criteria; bore a floating interest rate of 3-month LIBOR plus 5.00%, payable monthly; and requires monthly principal payments of $100,000 during the initial 1-year term, $150,000 during the first 1-year extended term, and $250,000 during the second 1-year extended term, with interest payments due monthly on the outstanding principal amount during all three terms.  The full amount of the loan proceeds, together with proceeds of the 7.25% Notes offering and cash on hand, were used to finance the Arlington Acquisition.

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

On July 31, 2018, we entered into a second amendment to the loan and security agreement; an amended, restated and consolidated mortgage loan note; and other related documents with its existing lender, TD Bank, N.A., to amend the terms of our mortgage loan on the DoubleTree by Hilton Philadelphia Airport.  Concurrent with the loan modification, we also entered into a 5-year swap agreement with The Toronto-Dominion Bank.  Pursuant to the amended loan documents: (i) the principal balance of the loan was increased from approximately $30.0 million to $42.2 million; (ii) the loan’s maturity date was extended to July 31, 2023; (iii) the loan bears a floating interest rate equal to the 1-month LIBOR rate plus 2.27%; (iv) the loan amortizes on a 30-year schedule with payments of principal and interest beginning immediately; (v) the loan can be prepaid without penalty; and (vi) the loan will no longer be fully guaranteed by the Operating Partnership, but the Operating Partnership has guaranteed certain standard “bad boy” carveouts.  Pursuant to the swap agreement: (i) the loan rate has been swapped for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan; and (iii) we are responsible for any potential termination fees associated with early termination of the swap agreement.  We used a portion of the proceeds to repay in full the existing Note B to the mortgage loan on our Hyatt Centric Arlington and to pay closing costs associated with the amendment and will use the balance of the proceeds for general corporate purposes.

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

On April 26, 2019, we entered into amended loan documents to modify the existing mortgage loan on the Hotel Alba Tampa with the existing lender, Fifth Third Bank.  Pursuant to the modification, the mortgage loan principal balance remained at approximately $18.2 million; the maturity date was extended to June 30, 2022, and may be extended for two additional periods of one year each, subject to certain conditions; the mortgage loan continues to bear a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%, with a new provision to reduce the floating interest rate to 1-month LIBOR plus 3.00% upon the successful achievement of certain performance hurdles; the mortgage loan amortizes on a 25-year schedule; and the mortgage loan continues to be guaranteed by the Operating Partnership.

On May 20, 2019, the Operating Partnership redeemed the entire $25.0 million aggregate principal amount of its 7.25% Notes, at a redemption price equal to 101% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to, but not including, the redemption date.

On September 6, 2019, we entered into a master agreement with Newport Hospitality Group, Inc., a Virginia corporation, and Our Town Hospitality LLC, a Virginia limited liability company relating to the management of ten of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement, as well as a series of individual hotel management agreements for the management of those ten hotels.  On January 1, 2020, ten of our individual hotel management agreements with Chesapeake Hospitality expired and management of those hotels was transitioned to Our Town.  Also on December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from us, and a credit agreement with Our Town pursuant to which the Company has agreed to make a working capital line of credit of up to $850,000 available to Our Town.

On September 26, 2019, we closed on the purchase of a commercial condominium unit of the Hyde Beach House Resort & Residences, a newly constructed 342-unit condominium hotel located in Hollywood, Florida, from 4000 South Ocean Property Owner, LLLP.  In connection with the closing, we (i) acquired commercial unit 2 of the Hyde Beach House, along with rights to certain limited common elements appurtenant to the commercial unit, for an adjusted purchase price of approximately $5.4 million; (ii) purchased inventories and equipment for additional consideration in the amount of approximately $0.7 million; (iii) entered into a second addendum to the purchase agreement; (iv) entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House; (v) entered into a 20-year management agreement relating to the operation and management of the Hyde Beach House condominium association; and (vi) received a pre-opening services fee of $1.0 million.  We began operating a condominium unit rental program for residential units in the facility in November 2019.  Also, in connection with the closing, our DoubleTree Resort by Hilton Hollywood Beach acquired a commercial condominium unit consisting of a 3,000 square foot ballroom and adjacent pre-function space, as well as 200 dedicated parking spaces within the parking garage adjacent to the hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of Sotherly Hotels Inc., the Operating Partnership and the MHI TRS Entities. All significant inter-company balances and transactions have been eliminated.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements of the Operating Partnership presented herein include all of the accounts of Sotherly Hotels LP and the MHI TRS Entities. All significant inter-company balances and transactions have been eliminated. Additionally, all administrative expenses of the Company and those expenditures made by the Company on behalf of the Operating Partnership are reflected as the administrative expenses, expenditures and obligations thereto of the Operating Partnership, pursuant to the terms of the Partnership Agreement.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2019 and 2018 were approximately $413,354 and $471,996, respectively. Amortization expense for the years ended December 31, 2019, 2018, and 2017 was $58,642, $60,073 and $46,209, respectively.

Favorable Lease Assets, Net – Favorable lease assets are recorded on non-market contracts assumed as part of the acquisition of certain hotels.  We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date.  Favorable lease assets are recorded at the acquisition date and amortized using straight-line method over the term of the remaining agreement.  In conjunction with the adoption of ASU 2016-02, the favorable lease asset has been reclassified as a right-to-use asset on January 1, 2019.  As of December 31, 2019, the approximate amount of the favorable lease asset is $2.1 million.  Amortization expense for the twelve-month periods ended December 31, 2019, 2018 and 2017 totaled $379,295, $316,080 and $0, respectively.

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

Our deferred offering costs are applied pro-rata against the minimum anticipated proceeds of an equity offering.  If the offering does not generate the minimum anticipated proceeds or is aborted then the excess will be included in corporate general and administrative expenses in the consolidated statements of operations. As of December 31, 2019 and 2018 there were no deferred offering costs included in prepaid expenses, inventory and other assets, respectively. During the twelve months ended December 31, 2017, the Company wrote off approximately $0.5 million of deferred offering costs.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there is one asset added during September 2019, valued at that time in the amount of $3,940,000 which is non-recurring, and there were no non-recurring liabilities for fair value measurements as of December 31, 2019 and 2018, respectively):

	Level 1	Level 2	Level 3
December 31, 2018
Interest Rate Caps (1)	$—	$94,697	$—
Interest Rate Swap (2)	$—	$(984,677)	$—
Mortgage loans (3)	$—	$(357,279,949)	$—
Unsecured notes (4)	$(25,390,000)	$—	$—
December 31, 2019
Interest Rate Cap (1)	$—	$4,504	$—
Interest Rate Swap (2)	$—	$(2,064,709)	$—
Mortgage loans (3)	$—	$(363,229,617)	$—

(1)	Interest rate caps, which caps the 1-month LIBOR rates between 2.5% and 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at carrying value on our Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018.
(4)	Unsecured notes are recorded at historical cost on our Consolidated Balance Sheet as of December 31, 2018.

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

Revenue Recognition – Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary services. Room revenue is recognized over a customer's hotel stay. Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the gross commission earned from the third party. If the Company is the principal, the Company recognizes revenue based upon the gross sales price. Some contracts for rooms or food and beverage services require an upfront deposit which is recorded as advanced deposits (or contract liabilities) shown on our consolidated balance sheets and recognized once the performance obligations are satisfied.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statement of operations pursuant to the terms of each lease. Lease revenue was $1,456,550, $1,638,408 and $1,780,525, for the years ended December 31, 2019, 2018, and 2017, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

For the twelve months ending December 31, 2020	$1,458,366
December 31, 2021	1,433,413
December 31, 2022	1,362,728
December 31, 2023	1,363,899
December 31, 2024	1,370,777
December 31, 2025 and thereafter	8,081,449
Total	$15,070,632

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

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. The MHI TRS Entities which leases our hotels from subsidiaries of the Operating Partnership, are subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 2019, deferred tax assets total approximately $5.4 million, of which approximately $5.0 million relates to net operating losses of our TRS Lessees.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  We perform this analysis by evaluating future hotel revenues and expenses, accounting for certain non-recurring costs and expenses during the current and prior two fiscal years, as well as anticipated changes in the lease rental payments from the TRS Lessees to subsidiaries of the Operating Partnership. We have determined that it is more-likely-than-not that we will be able to fully utilize our deferred tax assets for future tax consequences, therefore no valuation allowance is required. As of December 31, 2019, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2016 through 2018. In addition, as of December 31, 2019, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2018.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permits the grant of stock options, restricted stock and performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. The Company believes that stock awards align the interests of its employees with those of its stockholders.

As of December 31, 2019, under the 2013 Plan, the Company has made cumulative stock awards totaling 176,350 shares, including 77,600 non-restricted shares to certain executives, directors and employees, and 98,750 restricted shares issued to its independent directors and one employee. All awards have vested except for 15,000 shares issued to one employee, which will vest over the next 3 years.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2019, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.

Total stock-based compensation cost recognized under the 2013 Plan for the years ended December 31, 2019, 2018, and 2017 was $124,433, $135,428 and $109,080, respectively.

Additionally, the Company sponsors and maintains an ESOP and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the years ended December 31, 2019, 2018, and 2017 the ESOP compensation cost was $274,574, $253,370 and $238,307, respectively.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

Advertising – Advertising costs were $394,176, $432,754 and $357,379 for the years ended December 31, 2019, 2018, and 2017, respectively and are expensed as incurred.

Business Interruption Proceeds – Insurance recoveries for business interruption were recognized during the years ended December 31, 2019, 2018 and 2017, for $0, approximately $0.8 million and $0.6 million, respectively.  The events that resulted in the recovery for the year ending December 31, 2018, resulted from damage caused by Hurricane Florence at our property in Wilmington, North Carolina.   Business interruption recoveries during the year ended December 31, 2017, were caused by an electrical outage at our property in Houston, Texas, by Hurricane Irma at our property in Tampa, Florida and by Hurricane Matthew at our property in Savannah, Georgia.  The insurance proceeds were reflected in the statement of operations in other operating departments revenues.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the years ending December 31, 2019, 2018, and 2017, we recognized approximately $0.3 million, approximately $0.9 million and $2.2, respectively, for gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

New Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU was permitted for all entities. In July 2018, considering the renewal period, FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The FASB decided to provide another transition method and practical expedients in addition to the existing transition method (a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements) by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  We adopted the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date on January 1, 2019. We also elected not to restate prior periods for the impact of the adoption of the new standard. These standards resulted in the recognition of right-to-use assets and related liabilities to account for our future obligations under the ground lease arrangements for which we are the lessee. We adopted these ASUs as of January 1, 2019.  The right of use assets and corresponding liabilities were recorded in the amount of approximately $2.0 million and $5.0 million, respectively as of January 1, 2019.

3. Acquisition of Hotel Properties

Hyde Beach House Resort & Residences. On September 26, 2019, we acquired the hotel commercial condominium unit of the Hyde Beach House Resort & Residences condominium hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $6.3 million.

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

The results of operations of the hotels are included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the Hyde Beach House Resort & Residences acquisition for the period September 26, 2019 to December 31, 2019 are approximately $1.2 million and $0.6 million, respectively.  There was no revenue generated during 2018 for the Hyde Beach House Resort & Residences.

The total revenue and net loss related to the Hyatt Centric Arlington acquisition for the period January 1, 2019 to December 31, 2019 are approximately $21.2 million and $1.1 million, respectively and total revenue and net income for the period March 1, 2018 to December 31, 2018 are approximately $18.1 million and $0.8 million, respectively.

 The allocation of the purchase price based on their fair values was as follows:

	Hyatt Centric Arlington	Hyde Beach House
Land and land improvements	$190,916	$500
Buildings and improvements	70,369,046	5,564,219
Furniture, fixtures and equipment	6,229,888	347,621
Favorable lease and other intangible assets	3,054,812	—
Investment in hotel properties	79,844,662	5,912,340
Accrued liabilities and other costs	(111,946)	—
Prepaid expenses, inventory and other assets	—	434,038
Net cash	$79,732,716	$6,346,378

4. Investment in Hotel Properties, Net

Investment in hotel properties as of December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018

Land and land improvements	$66,031,443	$64,409,730
Buildings and improvements	438,268,174	424,657,327
Right of use assets	6,452,259	—
Furniture, fixtures and equipment	55,392,434	57,830,987
	566,144,310	546,898,044
Less: accumulated depreciation and impairment	(122,876,862)	(111,172,230)
Investment in Hotel Properties, Net	$443,267,448	$435,725,814

Our review of possible impairment during the years ended December 31, 2019 and 2018, resulted in no impairment on our investment in hotel properties, respectively.

5. Debt

Mortgage Loans, Net. As of December 31, 2019 and 2018, we had approximately $358.6 million and approximately $364.8 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2019	2018	Penalties	Date	Provisions	Rate

The DeSoto (1)	$32,967,166	$33,824,350	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	34,225,971	34,773,546	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,534,892	8,845,299	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,419,590	42,026,986	None	7/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	56,057,218	57,064,824	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	43,335,291	44,202,968	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	18,000,104	18,307,000	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	33,401,622	34,236,104	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	49,173,836	49,885,045	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,114,145	11,414,300	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,450,420	14,733,458	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$360,980,255	$367,613,880
Deferred financing costs, net	(2,487,982)	(2,951,327)
Unamortized premium on loan	141,611	166,292
Total Mortgage Loans, Net	$358,633,884	$364,828,845

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

(9)	The note amortizes on a 25-year schedule after an initial 1-year interest-only period and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.
(10)	Following a 5-year lockout, the note can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.
(11)	The note bears a fixed interest rate of 4.27% for the first 5 years of the loan, with an option for the lender to reset the interest rate after 5 years.
(12)

The note bears a floating interest rate of the 1-month LIBOR plus 3.5%, subject to a floor rate of 4.0% and is subject to prepayment penalties on a declining scale with a 3.0% penalty on or before the first anniversary date, a 2.0% penalty during the second anniversary year and a 1.0% penalty after the third anniversary date.

At December 31, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of the mortgage on Hotel Alba Tampa. At December 31, 2019, we failed to meet the DSCR covenant under the mortgage on Hotel Alba Tampa.  The loan agreement contains a balancing provision that allows us to either pay down the principal balance of the loan or offer cash collateral sufficient to meet the DSCR requirement.  To date, we have provided $2.85 million in cash collateral to the lender.  We are currently in discussions with the existing lender to determine a cash collateral reserve amount required to be in compliance under the mortgage.  We anticipate that an additional cash collateral amount of approximately $3.65 million would be required to bring us into compliance under the DSCR requirement pursuant to that balancing provision of the loan agreement.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2019 were as follows:

For the twelve months ending December 31, 2020	$6,614,133
December 31, 2021	14,818,983
December 31, 2022	42,247,091
December 31, 2023	59,831,665
December 31, 2024	37,643,946
December 31, 2025 and thereafter	199,824,437
Total future maturities	$360,980,255

Unsecured Notes

7.25% Unsecured Notes. On February 12, 2018, the Company and the Operating Partnership closed on a sale and issuance by the Operating Partnership of an aggregate $25.0 million of the 7.25% Notes, unconditionally guaranteed by the Company. The indenture required quarterly payments of interest and was to mature on February 15, 2021. The 7.25% Notes were redeemed on May 20, 2019 at 101% of face value.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of five optional five-year renewal periods expiring October 31, 2021. Rent expense for this operating lease for the years ended December 31, 2019, 2018, and 2017 was each $72,984, respectively.

We lease, as landlord, the entire fourteenth floor of the Savannah hotel property to The Chatham Club, Inc. under a ninety-nine- year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease.

We lease land adjacent to the Hotel Alba Tampa, Tapestry Collection by Hilton for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2019 and expires in July 2024. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the years ended December 31, 2019, 2018, and 2017 was $2,152, $2,602 and $2,602, respectively.

We leased 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expired on December 31, 2019. Rent expense for the years ended December 31, 2019, 2018, and 2017 was $107,936, $96,117 and $90,208, respectively.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020.  The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent.  The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2035 and may be extended by us for four additional renewal periods of 10 years each. Rent expense for the years ended December 31, 2019 and 2018, was $881,605 and $524,490, respectively.

We entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House.  The parking and cabana management agreement, which is treated for accounting purposes as an embedded lease, requires us to make rental payments of $270,100 per year in base rent.  The initial term of the parking garage and cabana lease expires in 2034 and may be extended for four additional renewal periods of 5 years each.  Rent expense for the years ended December 31, 2019 and 2018, was $72,625 and $0, respectively.

We also lease certain furniture and equipment under financing arrangements expiring by June 2022.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

	2020	2019
For the twelve months ending December 31,	$488,804	$364,163
December 31, 2021	469,811	354,639
December 31, 2022	425,735	351,464
December 31, 2023	386,682	351,464
December 31, 2024	386,682	351,464
December 31, 2025 and thereafter	12,045,965	3,217,237
Total	$14,203,679	$4,990,431

Employment Agreements— The Company has entered into various employment contracts with employees that could result in obligations to us in the event of a change in control or termination without cause.

Management Agreements – As of December 31, 2019, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of December 31, 2019, eleven of our wholly-owned hotels and the rental program and condominium associations of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences, operated under a management agreement with Chesapeake Hospitality (see Note 9).  The management agreements for ten of those wholly-owned hotels expired on January 1, 2020, and management of those hotels was transferred to Our Town.  The remaining three individual hotel management agreements with Chesapeake Hospitality expire on December 31, 2020.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

As of December 31, 2019, we had entered into individual hotel management agreements with Our Town for the management of ten of our wholly-owned hotels.  Each of these management agreements have initial terms commencing January 1, 2020 and expiring

March 31, 2025.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2019, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently expire between June 2019 and October 2030.  On April 12, 2016, we allowed the franchise agreement on the Crowne Plaza Houston Downtown to expire.  The property has been rebranded as The Whitehall.  On July 31, 2017, we allowed the franchise agreement on the Hilton Savannah DeSoto to expire. The property has been rebranded as The DeSoto and operates as an independent hotel.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	December 31, 2019	December 31, 2018	Per Share
Series B Preferred Stock	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,554,610	1,352,141	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,200,000	-	$0.515625

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

On August 31, 2018, we entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through the period ended December 31, 2018, the Company sold 52,141 shares of Series C Preferred Stock, for net proceeds of approximately $1.0 million.  During September 2019, the Company issued and sold 202,469 shares of Series C Preferred Stock, for net proceeds after all estimated expenses of approximately $4.9 million, pursuant to the Sales Agency Agreement.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series C Preferred Units.

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

Preferred Units – The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	December 31, 2019	December 31, 2018	Per Unit
Series B Preferred Units	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,554,610	1,352,141	$0.492188
Series D Preferred Units	8.250%	$25.00	1,200,000	-	$0.515625

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

In April and May 2019, the Operating Partnership issued 1,200,000 shares of 8.25% Series D Preferred Units, for net proceeds after all estimated expenses of approximately $28.4 million.

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

The following table presents the quarterly distributions by the Operating Partnership declared and payable per
Series Preferred B Unit and dividends by the Company declared and payable per share of Series B Preferred Stock, for the years ended December 31, 2019, 2018, and 2017:

Quarter Ended	2017	2018	2019
March 31,	$0.500000	$0.500000	$0.500000
June 30,	$0.500000	$0.500000	$0.500000
September 30,	$0.500000	$0.500000	$0.500000
December 31,	$0.500000	$0.500000	$0.500000

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Series C Preferred Unit and dividends by the Company declared and payable per share of Series C Preferred Stock, for the years ended December 31, 2019, 2018, and 2017:

Quarter Ended	2017		2018	2019
March 31,	$—		$0.492188	$0.492188
June 30,	$—		$0.492188	$0.492188
September 30,	$—		$0.492188	$0.492188
December 31,	$0.432030	(1)	$0.492188	$0.492188	(1)

(1)	For the short period from October 11, 2017 to December 31, 2017.

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Series D Preferred Unit and dividends by the Company declared and payable per share of Series D Preferred Stock, for the years ended December 31, 2019, 2018, and 2017:

Quarter Ended	2017	2018	2019
March 31,	$—	$—	$—
June 30,	$—	$—	$0.418230	(2)
September 30,	$—	$—	$0.515625
December 31,	$—	$—	$0.515625
(2)	The initial quarterly distribution for the Series D Preferred Stock paid on July 15, 2019 was pro-rated per the terms of the security in the amount of $0.41823 per share.

8. Common Stock and Units

Common Stock – The Company is authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company has and expects to continue to use available working capital to fund purchases under the stock repurchase program and intends to complete the repurchase program prior to December 31, 2019, unless extended by the Board of Directors. Cumulative through December 31, 2019 the Company repurchased 882,820 shares of common stock for approximately $5.9 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock. During 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.  There have been no more purchases of shares of common stock made by the ESOP in 2018 or 2019.

The following is a list of issuances during the years ended December 31, 2019, 2018, and 2017 of the Company’s common stock:

On October 1, 2019, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock.

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

As of December 31, 2019 and 2018, the Company had 14,272,378 and 14,209,378 shares of common stock outstanding, respectively.

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

As of December 31, 2019 and 2018, the total number of Operating Partnership units outstanding was 15,950,518 and 15,987,518, respectively.

As of December 31, 2019 and 2018, the total number of outstanding units in the Operating Partnership not owned by the Company was 1,728,140 and 1,778,140, respectively, with a fair market value of approximately $11.7 million and approximately $10.0 million, respectively, based on the price per share of the common stock on such respective dates.

Common Stock Dividends and Unit Distributions – The following table presents the quarterly stock dividends and unit distributions by us declared and payable per common stock/unit for the years ended December 31, 2019, 2018, and 2017:

Quarter Ended	2017	2018	2019
March 31,	$0.100	$0.115	$0.125
June 30,	$0.105	$0.120	$0.130
September 30,	$0.110	$0.125	$0.130
December 31,	$0.110	$0.125	$0.130

9. Related Party Transactions

Chesapeake Hospitality. Chesapeake Hospitality is owned and controlled by individuals including Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and a sibling of our Chairman.  As of December 31, 2019, Andrew M. Sims, Kim E. Sims and Christopher L. Sims, beneficially owned, directly or indirectly, approximately 0.0%, 24.8%, and 24.8%, respectively, of the total outstanding ownership interests of Chesapeake Hospitality.  Kim E. Sims and Christopher L. Sims are currently officers and employees of Chesapeake Hospitality. Prior to November 2019, Andrew M. Sims, our Chairman, owned approximately 19.3% of the total outstanding ownership interests of Chesapeake Hospitality, all of which have since been sold. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At December 31, 2019 and 2018, we were due $81,223 and $91,987, respectively, from Chesapeake Hospitality.

Management Agreements – Chesapeake Hospitality is currently the management company for our DoubleTree Resort by Hilton Hollywood Beach hotel, the Hyde Resort & Residences, and the Hyde Beach House Resort & Residences.  Prior to January 1, 2020, Chesapeake Hospitality was the manager for each of our hotels that we wholly-owned at December 31, 2019 and 2018, with the exception of the Hyatt Centric Arlington, under various hotel management agreements. On January 1, 2020, the management agreements for ten of our wholly-owned hotels expired.  Those hotels are now managed by Our Town as described below.  In connection with the termination of those ten Chesapeake management agreements, we expect to pay approximately $0.3 million in termination fees. The Chesapeake management agreements for the DoubleTree Resort by Hilton Hollywood Beach, the Hyde Resort & Residences, and the Hyde Beach House Resort & Residences are still in effect and are set to expire on December 31, 2020.  The Hyatt Centric Arlington which we acquired on March 1, 2018 is managed by an independent management company.

On December 15, 2014, we entered into a master agreement and a series of individual hotel management agreements with Chesapeake Hospitality that became effective on January 1, 2015. The master agreement had an initial term of five-years, but is automatically extended for so long as an individual management agreement remains in effect.  We expect the master agreement to terminate in connection with the expiration of the hotel management agreements for the DoubleTree Resort by Hilton Hollywood Beach, the Hyde Resort & Residences, and the Hyde Beach House Resort & Residences. The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increased to

2.50% thereafter. The base management fees for the remaining properties in the current portfolio were 2.65% through 2017 and decreased to 2.50% thereafter.

Base management fees earned by Chesapeake Hospitality totaled $4,803,185, $4,617,471 and $4,044,059 for the years ended December 31, 2019, 2018, and 2017, respectively. In addition, incentive management fees of $164,168, $168,231 and $126,918 were expensed for the years ended December 31, 2019, 2018, and 2017, respectively.

Employee Medical Benefits – Prior to January 1, 2020, we purchased employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees employed by Chesapeake Hospitality that work exclusively for our hotel properties managed by Chesapeake Hospitality. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $5,564,121, $5,050,304 and $4,801,599 for the years ended December 31, 2019, 2018, and 2017, respectively.

Workers’ Compensation Insurance – Prior to January 1, 2020, pursuant to our management agreements with Chesapeake Hospitality, we pay the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that work exclusively for the properties managed by Chesapeake Hospitality. For the years ended December 31, 2019, 2018, and 2017, we paid $994,750, $919,642 and $1,017,294, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Our Town Hospitality. Our Town is currently the management company for ten of our twelve wholly owned hotels.  Our Town is a majority-owned subsidiary of Newport Hospitality Group, Inc (“Newport”).  As of January 1, 2020, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 19.5% and 2.5%, respectively, of the total outstanding ownership interests of Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town and have certain governance rights. The following is a summary of the transactions between Our Town and us:

Management Agreements – On September 6, 2019, we entered into a master agreement with Newport and Our Town related to the management of ten of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement (as amended, the “OTH Master Agreement”), as well as a series of individual hotel management agreements (each an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”) for the management of ten of our hotels.  Sotherly agreed to provide Our Town with initial working capital of up to $1.0 million as an advance on the management fees that we will owe to Our Town under the OTH Hotel Management Agreements.  The advanced funds will be offset against future management fees otherwise payable to Our Town by means of a 25% reduction in such fees each month during 2020.  Any management fee advances not recouped in such fashion will be deemed satisfied at the end of 2020.  As of December 31, 2019, Sotherly had advanced approximately $0.6 million to Our Town as initial working capital.  In addition, the OTH Master Agreement provides for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2025 but shall be extended beyond 2025 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5 year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third party owner of the property.

Credit Agreement – On December 13, 2019, we entered into a credit agreement with Our Town effective January 1, 2020, pursuant to which Sotherly agreed to provide Our Town with a working capital line of credit, the agreement, as amended, allows Our Town to borrow up to $850,000.  Our Town may draw against the line of credit from time to time prior to January 1, 2021 when the facility becomes payable in full.  Interest will accrue on the outstanding balance at 3.5% per annum and is payable quarterly in arrears.  In the event of a default under the credit agreement, we have the right to offset any outstanding unpaid balance against amounts we owe to Our Town under the OTH Hotel Management Agreements.  As of December 31, 2019, there was no outstanding credit balance under the credit agreement.

Employee Medical Benefits – We will purchase employee medical benefits through Our Town (or its affiliate) for those employees that are employed by Our Town that work exclusively for our properties, starting January 1, 2020.

Other Related Parties – On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chairman, and Robert E. Kirkland IV, her husband, as employees. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chairman, as an employee. Robert E. Kirkland IV currently serves as General Counsel, Ashley S. Kirkland currently serves as Corporate Counsel and Compliance Officer, and Andrew M. Sims Jr. currently serves as Vice President – Operations & Investor Relations. Compensation for the years ended December 31, 2019, 2018, and 2017 totaled $415,005, $386,456 and $304,737, respectively, for the three individuals.

On October 1, 2019, one previous member of our Board of Directors redeemed 50,000 units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

During the years ending December 31, 2019, 2018, and 2017, the Company reimbursed $119,907, $146,105 and $178,345, respectively, to a partnership controlled by Andrew M. Sims for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees, which is subject to “safe harbor” provisions requiring that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provisions. Contributions to the plan for the years ended December 31, 2019, 2018, and 2017 were $72,438, $71,623 and $67,273, respectively.

Employee Stock Ownership Plan - The Company adopted an ESOP in December 2016, effective January 1, 2016.  The ESOP is a non-contributory defined contribution plan covering all employees of the Company.  The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market, which serve as collateral for the loan.  Between January 3, 2017 and February 28, 2017, the Company’s ESOP purchased 682,500 shares of the Company’s common stock of an aggregate cost of $4.9 million.  Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of December 31, 2019, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  During 2019, one employee resigned from the Company and withdrew 3,012 shares from the ESOP.  A total of 104,672 and 69,306 shares with a fair value of $709,676 and $388,805 remained allocated or committed to be released from the suspense account as of December 31, 2019 and 2018, respectively.  We recognized as compensation cost $219,645, $209,263 and $135,500 during the twelve months ended December 31, 2019, 2018 and 2017, respectively.  The remaining 574,816 unallocated shares have an approximate fair value of $3.9 million, as of December 31, 2019.  At December 31, 2019, the ESOP held a total of 66,295 allocated shares, 38,377 committed-to-be-released shares and 574,816 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	December 31, 2019		December 31, 2018
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	66,295	$449,480	33,832	$189,798
Committed to be released shares	38,377	260,196	35,474	199,007
Total Allocated and Committed-to-be-Released	104,672	$709,676	69,306	$388,805

Unallocated shares	574,816	3,897,252	613,194	3,440,020

Total ESOP Shares	679,488	$4,606,928	682,500	$3,828,825

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	2019	2018	2017

Sales and marketing	$16,857,613	$15,998,281	$13,843,578
General and administrative	15,401,458	14,581,707	12,949,596
Repairs and maintenance	7,939,836	7,624,031	6,828,963
Utilities	6,282,218	6,266,192	5,820,589
Property taxes	7,044,085	6,225,508	5,729,464
Management fees, including incentive	5,259,194	4,785,702	4,170,977
Franchise fees	4,706,459	4,308,065	3,877,231
Insurance	3,303,366	2,894,708	2,446,269
Information and telecommunications	2,558,489	2,142,698	1,647,728
Other	1,042,915	818,608	297,808
Total indirect hotel operating expenses	$70,395,633	$65,645,500	$57,612,203

12. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Current:
Federal	$(125,587)	$—	$—
State	157,012	149,410	239,582
	31,425	149,410	239,582
Deferred:
Federal	(244,360)	351,663	1,661,153
State	(36,545)	(31,724)	(162,931)
	(280,905)	319,939	1,498,222
	$(249,480)	$469,349	$1,737,804

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Statutory federal income tax provision	$194,479	$(29,150)	$600,880
Effect of non-taxable REIT loss	(564,426)	380,813	(1,621,526)
Effect of change in federal income tax rate on net deferred tax assets	-	-	2,681,800
State income tax provision	120,467	117,686	76,650
	$(249,480)	$469,349	$1,737,804

As of December 31, 2019 and 2018, we had a net deferred tax asset of approximately $5.4 million and $5.1 million, respectively, of which, approximately $5.0 million and $4.4 million, respectively, are due to accumulated net operating losses of our TRS Lessees. These loss carryforwards will begin to expire in 2028 if not utilized. As of December 31, 2019 and 2018, the remainder of the deferred tax asset is attributable to year-to-year timing differences of approximately $0.4 and $0.7 million for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. At the end of the 2017 fiscal year, there was a one-time loss effect resulting from a change in the federal income tax rate, due to the TCJA, on the net deferred tax assets which resulted in lowering deferred tax assets in the amount of approximately $2.7 million.

We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2019. We regularly evaluate the likelihood that our TRS Lessees will be able to realize their deferred tax assets and the continuing need for a valuation allowance.  At December 31, 2019, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward of our TRS Lessees.  A number of factors played a critical role in this determination, including:

•	a demonstrated track record of past profitability and utilization of past NOL carryforwards,
•	reasonable forecasts of future taxable income, and
•	anticipated changes in the lease rental payments from the TRS Lessees to subsidiaries of the Operating Partnership.

At December 31, 2019, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.

13. Loss per Share and per Unit

Loss Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net loss. The shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 574,816, 613,194 and 648,668 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding, for the years ended December 31, 2019, 2018 and 2017, respectively.  The effect of allocated and committed to be released shares during the years ended December 31, 2019, 2018 and 2017, have not been included in the weighted average diluted earnings per share calculation, since there would be an anti-dilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss available to common stockholders for basic computation.  There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit. The computation of basic net loss per share is presented below.

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Numerator
Net loss available to common stockholders for basic computation	$(5,911,251)	$(5,719,978)	$(3,339,136)
Denominator
Weighted average number of common shares outstanding	14,233,513	14,145,838	14,445,865
Weighted average number of Unearned ESOP Shares	(590,940)	(628,350)	(616,765)
Total weighted average number of common shares outstanding for basic computation	13,642,573	13,517,488	13,829,100
Basic net loss per share	$(0.43)	$(0.42)	$(0.24)

Loss Per Unit. The computation of basic loss per unit is presented below.

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Numerator
Net loss available to general and limited partnership unitholders for basic computation	$(6,645,127)	$(6,438,071)	$(3,752,150)
Denominator
Weighted average number of general and limited partnership units outstanding	16,011,653	15,923,978	16,224,005
Basic net loss per general and limited partnership unit	$(0.42)	$(0.40)	$(0.23)

14. Quarterly Operating Results - Unaudited

	Quarters Ended 2019
	March 31	June 30	September 30	December 31
Total revenue	$47,390,304	$51,540,701	$42,552,175	$44,304,953
Total operating expenses	41,927,258	42,653,243	40,402,009	42,459,108
Net operating income	5,463,046	8,887,458	2,150,166	1,845,845
Net income (loss)	(390,205)	1,149,315	2,068,746	(1,652,288)
Net income (loss) attributable to common shareholders	(1,653,763)	(731,711)	(106,827)	(3,418,950)
Earnings (loss) per share attributable to common shareholders– basic and diluted	$(0.12)	$(0.05)	$(0.01)	$(0.25)
Net income (loss) available to operating partnership unitholders	(1,860,712)	(823,067)	(120,164)	(3,841,184)
Earnings (loss) per unit attributable to operating partnership unitholders– basic and diluted	$(0.12)	$(0.05)	$(0.01)	$(0.23)

	Quarters Ended 2018
	March 31	June 30	September 30	December 31
Total revenue	$41,735,556	$51,553,527	$41,418,062	$43,465,976
Total operating expenses	37,041,269	42,275,569	38,298,919	40,451,053
Net operating income	4,694,287	9,277,958	3,119,143	3,014,923
Net income(loss)	1,176,488	2,967,589	(1,981,780)	(2,770,453)
Net income (loss) attributable to common shareholders	(238,343)	1,352,414	(3,065,883)	(3,768,166)
Earnings (loss) per share attributable to common shareholders– basic and diluted	$(0.02)	$0.10	$(0.23)	$(0.28)
Net income (loss) available to operating partnership unitholders	(268,356)	1,522,745	(3,451,499)	(4,240,961)
Earnings (loss) per unit attributable to operating partnership unitholders– basic and diluted	$(0.02)	$0.10	$(0.22)	$(0.27)

15. Subsequent Events

Effective January 1, 2020, we made several appointments to our senior leadership team.  We appointed Andrew M. Sims as Chairman of the Board of Directors; David R. Folsom as President and Chief Executive Officer; Scott M. Kucinski as Executive Vice President and Chief Operating Officer; and Robert E. Kirkland as General Counsel.  In connection with the appointments, we entered into employment agreements with each of these individuals.

On January 10, 2020, we paid a quarterly dividend (distribution) of $0.13 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on December 13, 2019.

On January 15, 2020, we paid a quarterly dividend (distribution) of $0.50 per Series B Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on December 31, 2019.

On January 15, 2020, we paid a quarterly dividend (distribution) of $0.4922 per Series C Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on December 31, 2019.

On January 15, 2020, we paid a quarterly dividend (distribution) of $0.515625 per Series D Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on December 31, 2019

On January 27, 2020, we authorized payment of a quarterly dividend (distribution) of $0.13 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of March 13, 2020. The dividend (distribution) is currently scheduled to be paid on April 9, 2020.

On January 27, 2020, we authorized payment of a quarterly dividend of $0.50 per Series B Preferred Share (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record as of March 31, 2020. The dividend is currently scheduled to be paid on April 15, 2020.

On January 27, 2020, we authorized payment of a quarterly dividend of $0.4922 per Series C Preferred Share (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record as of March 31, 2020. The dividend is currently scheduled to be paid on April 15, 2020.

On January 27, 2020, we authorized payment of a quarterly dividend of $0.515625 per Series D Preferred Share (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record as of March 31, 2020. The dividend is currently scheduled to be paid on April 15, 2020.

As a result of the impact of the novel coronavirus (COVID-19) on our business, we anticipate that our board of directors will re-evaluate our current dividend policy with regard to both our common and preferred stock, and may consider eliminating, suspending, or significantly reducing the dividend, including previously authorized and declared dividends, until more information regarding the effect of the virus and its duration is available.

On February 14, 2020, we entered into a hotel purchase and sale agreement to sell the Sheraton Louisville Riverside hotel located in Jeffersonville, Indiana to 808 Indiana LLC for a purchase price of $13.5 million.  Certain representations and warranties of the seller under the purchase and sale agreement, Louisville Hotel Associates, LLC, a wholly-owned, indirect subsidiary of the Company, are guaranteed by the Operating Partnership up to a maximum of $750,000.  The Company intends to use proceeds from the sale of the hotel to repay the existing mortgage on the hotel and for general corporate purposes.  The closing of the sale is subject to various customary closing conditions, including the satisfactory completion of a diligence review of the hotel, the accuracy of representations and warranties through closing, conditions related to the operation and maintenance of the hotel, and conditions related to franchise approval.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2019

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
The DeSoto – Savannah, Georgia	$32,967	$600	$13,562	$813	$18,695	$1,413	$32,257	$33,670	$(11,643)	1968	2004	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	34,226	7,090	14,604	148	7,443	7,238	22,047	29,286	(8,179)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	8,535	900	9,443	64	5,681	964	15,124	16,088	(5,261)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	41,420	2100	22,031	400	6,590	2,500	28,621	31,121	(11,162)	1972	2004	3-39 years
DoubleTree by Hilton Raleigh Brownstone – University – Raleigh, North Carolina	18,300	815	7,416	3,790	6,626	4,605	14,042	18,647	(6,365)	1971	2004	3-39 years
DoubleTree Resort by Hilton Hollywood Beach - Hollywood Beach, Florida	56,057	22,865	67,660	627	7,912	23,492	75,572	99,064	(8,736)	1972	2015	3-39 years
Georgian Terrace – Atlanta, Georgia	43,335	10,128	45,386	(1,300)	5,784	8,828	51,170	59,998	(8,294)	1911	2014	3-39 years
Hotel Alba Tampa, Tapestry Collection by Hilton – Tampa, Florida	18,000	$4,153	$9,670	$1,739	$25,964	$5,892	$35,634	$41,526	$(9,225)	1973	2007	3-39 years
Hotel Ballast Wilmington, Tapestry Collection by Hilton – Wilmington, North Carolina	33,402	785	16,829	1,149	14,529	1,934	31,358	33,292	(12,914)	1970	2004	3-39 years
Hyatt Centric Arlington - Arlington, Virginia	49,174	191	70,369	79	1,258	270	71,627	71,897	(3,382)		2018	3-39 years
Sheraton Louisville Riverside – Jeffersonville, Indiana	11,114	782	6,891	407	14,813	1,189	21,704	22,893	(7,032)	1972	2006	3-39 years
The Whitehall – Houston, Texas	14,450	7,374	22,185	106	6,927	7,480	29,112	36,592	(4,986)	1963	2013	3-39 years
Hyde Resort & Residences	-	226	4,290	-	-	226	4,290	4,516	(321)	2016	2017	3-39 years
Hyde Beach House Resort & Residences			5,710	-	-	-	5,710	5,710	(37)	2019	2019	3-39 years
	$360,980	$58,009	$316,046	$8,022.55	$122,222	$66,032	$438,268	$504,300	$(97,537)

(1)	For the year ending December 31, 2019, the aggregate cost of our real estate assets for federal income tax purposes was approximately $489.9 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2017	$408,037
Acquisitions	71,037
Improvements	14,355
Disposal of Assets	(4,362)
Balance at December 31, 2018	$489,067
Acquisitions	5,710
Improvements	13,097
Disposal of Assets	(3,574)
Balance at December 31, 2019	$504,300

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2017	$75,111
Current Expense	14,787
Impairment	—
Disposal of Assets	(4,243)
Balance at December 31, 2018	$85,655
Current Expense	14,770
Impairment	—
Disposal of Assets	(2,888)
Balance at December 31, 2019	$97,537