Form 10-Q
period 2020-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2020-06-24
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of June 22, 2020, there were 14,823,580 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

EXPLANATORY NOTE

We refer to Sotherly Hotels Inc. as the “Company,” Sotherly Hotels LP as the “Operating Partnership,” the Company’s common stock as “common stock,” the Company’s preferred stock as “preferred stock,” and the Operating Partnership’s common partnership interest as “partnership units,” and the Operating Partnership’s preferred interest as the “preferred units.”  References to “we” and “our” mean the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

As previously disclosed in our Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2020, the Company relied on the SEC order (Release No. 34-88318), as modified and superseded by a new SEC order (Release No. 34-88465) (the “SEC Order”), issued under Section 36 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) in filing this Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”).  The SEC Order provides conditional relief to public companies that are unable to timely comply with certain filing obligations as a result of the ongoing novel coronavirus (“COVID-19”).  The SEC Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file or furnish materials with the SEC under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if certain conditions are satisfied.

The Company and the Operating Partnership relied on the SEC Order to delay the filing of our Quarterly Report due to the significant impacts and disruptions of the COVID-19 pandemic.  The effects of the ongoing COVID-19 pandemic and the resultant state orders, including in Virginia, where the Company’s headquarters is located, have limited access to our facilities and impacted normal working patterns as they required the majority of our staff to stay at home and transition to a remote working environment on very short notice.  At the same time, the Company’s attention and resources have been focused on addressing the severe impacts of the COVID-19 pandemic on our business and operations as described in further detail below.  These factors delayed our ability to complete and file our Quarterly Report by May 11, 2020.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2020 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 13 – Loss Per Share and Per Unit; and
•	Note 14 – Subsequent Events;
•	Part I, Item 4 - Controls and Procedures;
•	Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds; and

•	Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019

ASSETS
Investment in hotel properties, net	$440,610,440	$443,267,448
Cash and cash equivalents	14,736,207	23,738,066
Restricted cash	7,339,713	4,246,170
Accounts receivable, net	4,248,338	4,812,479
Accounts receivable - affiliate	265,401	101,771
Prepaid expenses, inventory and other assets	7,562,732	5,648,772
Deferred income taxes	—	5,412,084
TOTAL ASSETS	$474,762,831	$487,226,790
LIABILITIES
Mortgage loans, net	$357,314,587	$358,633,884
Accounts payable and accrued liabilities	27,098,417	20,189,903
Advance deposits	2,070,309	2,785,338
Dividends and distributions payable	4,217,385	4,210,494
TOTAL LIABILITIES	$390,700,698	$385,819,619
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares each issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,554,610 shares each issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	15,546	15,546
8.25% Series D cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,200,000 shares each issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	12,000	12,000
Common stock, par value $0.01, 69,000,000 shares authorized, 14,823,580 shares issued and outstanding at March 31, 2020 and 14,272,378 shares issued and outstanding at December 31, 2019.	148,235	142,723
Additional paid-in capital	180,258,406	180,515,861
Unearned ESOP shares	(4,036,308)	(4,105,637)
Distributions in excess of retained earnings	(90,134,337)	(73,990,690)
Total Sotherly Hotels Inc. stockholders’ equity	86,279,642	102,605,903
Noncontrolling interest	(2,217,509)	(1,198,732)
TOTAL EQUITY	84,062,133	101,407,171
TOTAL LIABILITIES AND EQUITY	$474,762,831	$487,226,790

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
REVENUE
Rooms department	$24,744,923	$32,951,871
Food and beverage department	8,143,974	9,723,124
Other operating departments	4,319,568	4,715,309
Total revenue	37,208,465	47,390,304
EXPENSES
Hotel operating expenses
Rooms department	7,083,191	7,781,439
Food and beverage department	6,612,306	7,136,833
Other operating departments	2,271,629	1,910,135
Indirect	16,181,841	17,389,680
Total hotel operating expenses	32,148,967	34,218,087
Depreciation and amortization	4,982,876	6,028,735
Gain on disposal of assets	—	(4,008)
Corporate general and administrative	1,880,125	1,684,444
Total operating expenses	39,011,968	41,927,258
NET OPERATING (LOSS) INCOME	(1,803,503)	5,463,046
Other income (expense)
Interest expense	(4,561,840)	(5,305,114)
Interest income	60,365	99,296
Unrealized loss on hedging activities	(1,585,632)	(490,611)
Gain on involuntary conversion of assets	12,439	161,334
Net loss before income taxes	(7,878,171)	(72,049)
Income tax provision	(5,454,034)	(318,156)
Net loss	(13,332,205)	(390,205)
Less: Net loss attributable to noncontrolling interest	1,197,416	206,949
Net loss attributable to the Company	(12,134,789)	(183,256)
Distributions to preferred stockholders	(2,188,910)	(1,470,507)
Net loss available to common stockholders	$(14,323,699)	$(1,653,763)
Net loss per share available to common stockholders
Basic	$(1.01)	$(0.12)
Weighted average number of common shares outstanding
Basic	14,246,216	13,610,750

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total

Balances at December 31, 2019	4,364,610	$43,646	14,272,378	$142,723	$180,515,861	$(4,105,637)	$(73,990,690)	$(1,198,732)	$101,407,171
Net loss	—	—	—	—	—	—	(12,134,789)	(1,197,416)	(13,332,205)
Issuance of common stock	—	—	2,250	22	14,153	—	—	—	14,175
Issuance of restricted common stock awards	—	—	60,000	600	93,900	—	—	—	94,500
Conversion of units in Operating Partnership to shares of common stock	—	—	488,952	4,890	(370,890)	—	26,266	339,734	—
Amortization of ESOP shares	—	—	—	—	(12,813)	69,329	—	—	56,516
Amortization of restricted stock award	—	—	—	—	18,195	—	—	—	18,195
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(765,160)	—	(765,160)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(618,750)	—	(618,750)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,846,214)	(161,095)	(2,007,309)
Balances at March 31, 2020 (unaudited)	4,364,610	$43,646	14,823,580	$148,235	$180,258,406	$(4,036,308)	$(90,134,337)	$(2,217,509)	$84,062,133

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2018	2,962,141	$29,621	14,209,378	$142,093	$147,085,112	$(4,379,742)	$(61,052,418)	$441,706	$82,266,372
Net loss	—	—	—	—	—	—	(183,256)	(206,949)	(390,205)
Issuance of restricted common stock awards	—	—	13,000	130	92,203	—	—	—	92,333
Amortization of ESOP shares	—	—	—	—	(1,141)	67,234	—	—	66,093
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(665,507)	—	(665,507)
Common stock, $0.125/share dividends and distributions declared	—	—	—	—	—	—	(1,699,906)	(222,268)	(1,922,174)
Balances at March 31, 2019 (unaudited)	2,962,141	$29,621	14,222,378	$142,223	$147,184,199	$(4,312,508)	$(64,406,087)	$12,489	$78,649,937

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(13,332,205)	$(390,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,982,876	6,028,735
Amortization of deferred financing costs	141,391	276,561
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	(12,439)	(161,334)
Unrealized loss on hedging activities	1,585,632	490,611
Loss on disposal of assets	—	(4,008)
ESOP and stock - based compensation	183,386	166,451
Changes in assets and liabilities:
Accounts receivable	564,141	(3,580,100)
Prepaid expenses, inventory and other assets	(1,943,351)	(933,647)
Deferred income taxes	5,412,084	284,679
Accounts payable and other accrued liabilities	4,823,067	3,817,060
Advance deposits	(715,029)	(463,311)
Accounts receivable - affiliate	(163,630)	24,862
Net cash provided by operating activities	1,519,753	5,550,184
Cash flows from investing activities:
Improvements and additions to hotel properties	(1,796,662)	(5,453,080)
Proceeds from involuntary conversion	12,439	161,334
Proceeds from the disposal of assets	-	4,362
Net cash used in investing activities	(1,784,223)	(5,287,384)
Cash flows from financing activities:
Payments on mortgage loans	(1,370,018)	(1,332,608)
Payments of deferred financing costs	(84,500)	—
Dividends on common stock and distributions paid	(2,000,418)	(1,916,339)
Preferred dividends paid	(2,188,910)	(1,470,507)
Net cash used in financing activities	(5,643,846)	(4,719,454)
Net decrease in cash, cash equivalents and restricted cash	(5,908,316)	(4,456,654)
Cash, cash equivalents and restricted cash at the beginning of the period	27,984,236	37,868,281
Cash, cash equivalents and restricted cash at the end of the period	$22,075,920	$33,411,627
Supplemental disclosures:
Cash paid during the period for interest	$3,681,239	$4,252,662
Cash paid (received) during the period for income taxes	$3,845	$61,303
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$518,733	$179,050
Initial recognition of non-cash operating lease right of use assets and lease liability	$-	$3,896,872

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019

ASSETS
Investment in hotel properties, net	$440,610,440	$443,267,448
Cash and cash equivalents	14,736,207	23,738,066
Restricted cash	7,339,713	4,246,170
Accounts receivable, net	4,248,338	4,812,479
Accounts receivable - affiliate	265,401	101,771
Loan receivable - affiliate	4,149,946	4,209,630
Prepaid expenses, inventory and other assets	7,562,732	5,648,772
Deferred income taxes	—	5,412,084
TOTAL ASSETS	$478,912,777	$491,436,420
LIABILITIES
Mortgage loans, net	$357,314,587	$358,633,884
Accounts payable and other accrued liabilities	27,098,417	20,189,903
Advance deposits	2,070,309	2,785,338
Dividends and distributions payable	4,277,070	4,268,978
TOTAL LIABILITIES	$390,760,383	$385,878,103

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units each issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,554,610 units each issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	36,461,955	36,461,955
8.25% Series D cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,200,000 units each issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	28,377,509	28,377,509
General Partner:160,629 units and 160,006 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	143,369	315,959
Limited Partners: 15,902,140 units and 15,840,512 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	(14,596,970)	2,636,363
TOTAL PARTNERS’ CAPITAL	88,152,394	105,558,317
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$478,912,777	$491,436,420

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
REVENUE
Rooms department	$24,744,923	$32,951,871
Food and beverage department	8,143,974	9,723,124
Other operating departments	4,319,568	4,715,309
Total revenue	37,208,465	47,390,304
EXPENSES
Hotel operating expenses
Rooms department	7,083,191	7,781,439
Food and beverage department	6,612,306	7,136,833
Other operating departments	2,271,629	1,910,135
Indirect	16,181,841	17,389,680
Total hotel operating expenses	32,148,967	34,218,087
Depreciation and amortization	4,982,876	6,028,735
Gain on disposal of assets	-	(4,008)
Corporate general and administrative	1,880,125	1,684,444
Total operating expenses	39,011,968	41,927,258
NET OPERATING (LOSS) INCOME	(1,803,503)	5,463,046
Other income (expense)
Interest expense	(4,561,840)	(5,305,114)
Interest income	60,365	99,296
Unrealized loss on hedging activities	(1,585,632)	(490,611)
Gain on involuntary conversion of assets	12,439	161,334
Net loss before income taxes	(7,878,171)	(72,049)
Income tax provision	(5,454,034)	(318,156)
Net loss	(13,332,205)	(390,205)
Distributions to preferred unit holder	(2,188,910)	(1,470,507)
Net loss available to general and limited partnership unit holders	$(15,521,115)	$(1,860,712)
Net loss attributable per general and limited partner unit
Basic	$(0.97)	$(0.12)
Weighted average number of general and limited partner units outstanding
Basic	16,052,721	15,994,565

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2019	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,006	$315,959	15,840,512	$2,636,363	$105,558,317
Issuance of partnership units	—	—	—	—	623	945	61,628	107,730	108,675
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	765	—	75,716	76,481
Preferred unit distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(765,160)	—	—	—	—	—	(765,160)
Series D Preferred Units, $0.515625/unit	—	—	—	(618,750)	—	—	—	—	(618,750)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(19,271)	—	(2,068,888)	(2,088,159)
Net loss	—	805,000	765,160	618,750	—	(155,211)	—	(15,365,904)	(13,332,205)
Balances at March 31, 2020 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,629	$143,369	15,902,140	$(14,596,970)	$88,152,394

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2018	2,962,141	$37,766,531	$31,493,723	$—	159,876	$452,165	15,827,642	$16,943,816	$86,656,235
Issuance of general and limited partnership units	—	—	—	—	130	923	12,870	91,410	92,333
Amortization of restricted units award	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	908	—	89,860	90,768
Preferred unit distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(665,507)	—	—	—	—	—	(665,507)
Partnership units, $0.125/unit distributions declared	—	—	—	—	—	(17,806)	—	(1,985,071)	(2,002,877)
Net loss	—	805,000	665,507	—	—	(18,607)	—	(1,842,105)	(390,205)
Balances at March 31, 2019 (unaudited)	2,962,141	$37,766,531	$31,493,723	$—	160,006	$417,663	15,840,512	$13,305,855	$82,983,772

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(13,332,205)	$(390,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,982,876	6,028,735
Amortization of deferred financing costs	141,391	276,561
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	(12,439)	(161,334)
Unrealized loss on hedging activities	1,585,632	490,611
Loss on disposal of assets	—	(4,008)
ESOP and unit - based compensation	203,351	191,125
Changes in assets and liabilities:
Accounts receivable	564,141	(3,580,100)
Prepaid expenses, inventory and other assets	(1,943,351)	(933,647)
Deferred income taxes	5,412,084	284,679
Accounts payable and other accrued liabilities	4,823,067	3,817,060
Advance deposits	(715,029)	(463,311)
Accounts receivable - affiliate	(163,630)	24,862
Net cash provided by operating activities	1,539,718	5,574,858
Cash flows from investing activities:
Improvements and additions to hotel properties	(1,796,662)	(5,453,080)
ESOP loan payments received	59,685	56,287
Proceeds from involuntary conversion	12,439	161,334
Proceeds from the disposal of assets	—	4,362
Net cash used in investing activities	(1,724,538)	(5,231,097)
Cash flows from financing activities:
Payments on mortgage loans	(1,370,018)	(1,332,608)
Payments of deferred financing costs	(84,500)	—
Distributions on general and limited partnership interests	(2,080,068)	(1,997,300)
Distributions on preferred partnership interests	(2,188,910)	(1,470,507)
Net cash used in financing activities	(5,723,496)	(4,800,415)
Net decrease in cash, cash equivalents and restricted cash	(5,908,316)	(4,456,654)
Cash, cash equivalents and restricted cash at the beginning of the period	27,984,236	37,868,281
Cash, cash equivalents and restricted cash at the end of the period	$22,075,920	$33,411,627
Supplemental disclosures:
Cash paid during the period for interest	$3,681,239	$4,251,925
Cash paid (received) during the period for income taxes	$3,845	$61,303
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$518,733	$179,050
Initial recognition of non-cash operating lease right of use assets and lease obligations	$-	$3,896,872

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

The Company commenced operations on December 21, 2004 when it completed its initial public offering and thereafter consummated the acquisition of six hotel properties (the “Initial Properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP (the “Operating Partnership”).

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at March 31, 2020 was approximately 92.3% owned by the Company, through its subsidiaries leases the hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership.  As of March 31, 2020, the MHI TRS Entities engaged eligible independent hotel management companies, including MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), Highgate Hotels, L.P. (“Highgate Hotels”), and Our Town Hospitality, LLC (“Our Town”) to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. is treated as a taxable REIT subsidiary (“MHI TRS”) for federal income tax purposes.  As of April 1, 2020, Chesapeake Hospitality no longer manages any of the Company’s hotels.

All references in these “Notes to Consolidated Financial Statements” to “we”, “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

COVID-19, Management’s Plans and Liquidity

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. Following the government mandates and health official recommendations, we significantly reduced operations at all of our hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses. All of our hotels other than the rental programs at our condominium hotels have remained open on a limited basis in order to serve the needs of the community. The Company expects that maintaining the current limited operations will allow us to increase capacity at individual hotels as demand returns and the Centers for Disease Control (“CDC”) and state guidelines allow for an easing of travel and other business restrictions, provided we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of guests, employees and communities.

COVID-19 has had a significant negative impact on the Company’s operations and financial results both during the first quarter and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations.  While the full impact of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, stay-at-home directives are lifted, consumer confidence is restored and an economic recovery commences. At a minimum, Company expects that the COVID-19 pandemic to have a significant negative impact on our results of operations, financial position and cash flow through 2020. In response to those negative impacts, we took a number of actions to reduce costs and preserve liquidity.  The Company’s board of directors suspended quarterly cash dividends on shares of the Company’s common stock and deferred payment of dividends on its 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Perpetual Preferred

Stock (the “Series C Preferred Stock”), and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”). We also suspended most planned capital expenditure projects, reduced the compensation of our executive officers, board of directors and employees.  Working closely with our hotel managers, we significantly reduced our hotels’ operating expenses.

The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which could increase our cost of, and limit accessibility to, capital. As a result of the negative impacts of the pandemic and the ongoing market uncertainty, in April and May, three of our wholly-owned subsidiaries sought and received funding under the federal Paycheck Protection Program (the “PPP”) provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief and Economic Security Act, as amended (the “CARES Act”).  Pursuant to the terms of the loan agreements and promissory notes entered into with lenders under the PPP, we borrowed an aggregate amount of approximately $10.7 million (the “PPP Loans”).

We also sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties. Despite those arrangements, we were not in compliance with the financial covenants on two of our mortgages as of March 31, 2020. Neither of those non-compliance events constituted an automatic “Event of Default” under the terms of the applicable mortgage loan agreement and we subsequently entered into a loan modification agreement of the mortgage on Hotel Alba Tampa addressing the noncompliance, subject to certain conditions described in Note 5 below.  However, following March 31, 2020 we failed to make principal or interest payments under the mortgages secured by our DoubleTree Resort by Hilton Hollywood Beach and Hyatt Centric Arlington hotels, each of which constituted an Event of Default, which pursuant to the terms of each mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period such Event of Default persists.  Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans and the lenders under our Hilton Hollywood Beach and Hyatt Centric Arlington mortgages have that right.  If either lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt. We are actively negotiating terms of proposed forbearance agreements and waivers with those lenders similar to those we have obtained from lenders secured by our other hotel properties.

The duration of the disruption on global, national and local economies cannot be reasonably estimated at this time.  However, as long as the effects of the COVID-19 pandemic continue, our future business operations, including the results of operations, cash flows and financial position will be significantly affected.  We believe it is probable that over the course of the next four quarters we will fail to satisfy additional financial covenants in several of our mortgage loan agreements, some of which are already the subject of waivers, forbearance agreements or loan modification arrangements with our lenders.  If we fail to obtain additional waivers, forbearance arrangements or loan modifications, our lenders could declare us in default and require repayment of the outstanding balance on the mortgage loan.  If that were to occur, we may not have sufficient funds to pay that mortgage debt.  We believe we will be successful in obtaining waivers, forbearance arrangements or loan modifications but cannot provide assurance we will be able to do so on acceptable terms or at all.

Because any forbearance agreements, waivers or loan modifications would be granted at the sole discretion of the lenders, we have determined that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. U.S. generally accepted accounting principles (“U.S. GAAP”) requires that in making this determination, we cannot consider future fundraising activities, whether through equity or debt offerings or dispositions of hotel properties, or the likelihood of obtaining forbearance agreements, covenant waivers or loan modifications, all of which are outside of the Company's control. Management believes that obtaining forbearance agreements, waivers or loan modifications from our lenders would remove the reason for the determination of substantial doubt. However, any such arrangement may lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining concessions from lenders as described above, we believe we could raise additional funds, if needed, through a combination of hotel dispositions or debt or equity financings.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Overview of Significant Transactions

Significant transactions occurring during the current and prior fiscal year include the following:

On April 18, 2019, the Company closed a sale and issuance of 1,080,000 shares of its 8.25% Series D cumulative redeemable perpetual preferred stock, for gross proceeds of $27.0 million before underwriting discounts and commissions and expenses payable by the Company.  On May 1, 2019, the Company closed a sale and issuance of an additional 120,000 shares of its Series D Preferred Stock, for gross proceeds of $3.0 million before underwriting discounts and commissions and expenses payable by the Company, in connection with the partial exercise of the underwriters’ option to purchase additional shares of the Series D Preferred Stock.  Total net proceeds after all estimated expenses were approximately $28.4 million, which the Company contributed to its Operating Partnership for an equivalent number of Series D preferred units.  We used the net proceeds to redeem in full the Operating Partnership’s 7.25% Notes and for working capital.

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

On April 26, 2019, we entered into amended loan documents to modify the existing mortgage loan on the Hotel Alba with the existing lender, Fifth Third Bank.  Pursuant to the modification, the mortgage loan principal balance remained at approximately $18.2 million; the maturity date was extended to June 30, 2022, and may be extended for two additional periods of one year each, subject to certain conditions; the mortgage loan continues to bear a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%, with a new provision to reduce the floating interest rate to 1-month LIBOR plus 3.00% upon the successful achievement of certain performance hurdles; the mortgage loan amortizes on a 25-year schedule; and the mortgage loan continues to be guaranteed by the Operating Partnership.

On May 20, 2019, the Operating Partnership redeemed the entire $25.0 million aggregate principal amount of its 7.25% Notes, at a redemption price equal to 101% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to, but not including, the redemption date.

On September 6, 2019, we entered into a master agreement with Newport Hospitality Group, Inc., a Virginia corporation, and Our Town relating to the management of ten of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement, as well as a series of individual hotel management agreements for the management of those ten hotels.  On January 1, 2020 ten of our individual hotel management agreements with Chesapeake Hospitality expired and management of those hotels was transitioned to Our Town.  Also on December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from us, and a credit agreement with Our Town pursuant to which the Company has agreed to make a working capital line of credit of up to $850,000 available to Our Town.

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

On March 24, 2020, we entered into a commercial agreement for deferral of principal and interest payments with the lender for the mortgage loan on the DoubleTree by Hilton Laurel.  Pursuant to the agreement payment of principal and interest was deferred for payments due in April, May and June 2020; the deferred principal and interest is due and payable at maturity; and the maturity date was not changed.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2020 and December 31, 2019 were $398,473 and $413,354, respectively. Amortization expense for the three-month periods ended March 31, 2020 and 2019, totaled $14,880 and $14,869, respectively.

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

We adopted this standard on January 1, 2019. We elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. We also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for our future obligations under the acquired operating ground lease, equipment, office space, parking and land leases for which we are the lessee. See Notes 4 and 6 to the accompanying financial statements for additional disclosures on the adoption of this standard.  As of March 31, 2020, we had right of use assets, net of approximately $7.2 million, and lease obligations of approximately $4.4 million.  The right-of-use assets are included in investments in hotel properties, net or in prepaid expenses, inventory and other assets and the lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of March 31, 2020 and December 31, 2019, respectively):

	Level 1	Level 2	Level 3
December 31, 2019
Interest Rate Caps (1)	$—	$4,504	$—
Interest Rate Swap (2)	$—	$(2,064,709)	$—
Mortgage loans (3)	$—	$(363,229,617)	$—
March 31, 2020
Interest Rate Cap (1)	$—	$1,761	$—
Interest Rate Swap (2)	$—	$(3,645,686)	$—
Mortgage loans (3)	$—	$(361,764,538)	$—

(1)	Interest rate cap, which cap the 1-month LIBOR rate between 2.5% and 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.4 million, for the three months ended March 31, 2020 and 2019, respectively.

A schedule of minimum future lease payments receivable for the remaining nine and twelve-month periods is as follows:

For the nine months ending December 31, 2020	$1,100,739
December 31, 2021	1,414,461
December 31, 2022	1,342,828
December 31, 2023	1,343,005
December 31, 2024	1,348,838
December 31, 2025 and thereafter	7,459,463
Total	$14,009,334

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of March 31, 2020 and December 31, 2019, deferred tax assets totaled $0 and $5.4 million, respectively, of which $0 and $5.0 million relate to net operating losses of our MHI TRS Entities.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  As of March 31, 2020, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required.

As of March 31, 2020 and December 31, 2019, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

Under the 2013 Plan, the Company has made stock awards totaling 238,600 shares, including 156,350 non-restricted shares and 82,250 restricted shares issued to certain executives and employees and to its independent directors.  All awards have vested except for 20,000 shares issued to one employee, which will vest over 4 years, 30,000 shares issued to one employee, which will vest over 10 years and 15,000 shares issued to one employee, which will vest over 5 years and 17,250 shares issued to the Company’s independent directors in February 2020, which will vest by December 31, 2020.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of March 31, 2020, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended March 31, 2020 and 2019 was $126,870 and $100,358, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the three months ended

March 31, 2020 and 2019, the ESOP compensation cost was $56,516 and $66,093, respectively.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs were $94,291 and $97,668 for the three months ended March 31, 2020 and 2019, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the three-month periods ending March 31, 2020 and 2019, we recognized approximately $0.01 million and $0.2, respectively, in gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

Comprehensive Income – Comprehensive income as defined, includes all changes in equity during a period from non-owner sources. We do not have any items of comprehensive income other than net income.

Segment Information – We have determined that our business is conducted in one reportable segment: hotel ownership.

Use of Estimates – The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform.  The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023.  The provisions of this update will most likely affect our financial reporting process relate to modifications of contracts with lenders and the related hedging contracts associated with each respective modified borrowing contract.  In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment.  As of March 31, 2020, we have not entered into any contract modification as it directly relates to reference rate reform, but we anticipate having to undertake such modifications in the future.  While we anticipate the impact of this update to be to our benefit, we are still evaluating the overall impact.

3. Acquisition of Hotel Properties

Hyde Beach House Resort & Residences.  On September 26, 2019, we acquired a commercial condominium unit of the Hyde Beach House condominium hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $6.3 million.

The results of operations of the hotel commercial condominium unit are included in our consolidated financial statements from the date of the acquisition. The total revenue and net loss related to the acquisition for the period January 1, 2020 to March 31, 2020 are approximately $0.6 million and $0.6 million, respectively. There is no pro forma financial information since this is a new operation without prior historical information.

The allocation of the respective purchase price is based on fair value as follows:

Hyde Beach House
Land and land improvements	$500
Buildings and improvements	5,564,219
Furniture, fixtures and equipment	347,621
Favorable lease and other intangible assets	—
Investment in hotel properties	5,912,340
Accrued liabilities and other costs	—
Prepaid expenses, inventory and other assets	434,038
Net cash	$6,346,378

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019

Land and land improvements	$66,074,810	$66,031,443
Buildings and improvements	440,274,861	438,268,174
Right of use assets	6,328,462	6,452,259
Furniture, fixtures and equipment	55,657,776	55,392,434
	568,335,909	566,144,310
Less: accumulated depreciation and impairment	(127,725,469)	(122,876,862)
Investment in Hotel Properties, Net	$440,610,440	$443,267,448

 Our review of possible impairment during the three-month period ended March 31, 2020 and the year ended December 31, 2019, resulted in no impairment on our investment in hotel properties, respectively.

5. Debt

Mortgage Loans, Net. As of March 31, 2020 and December 31, 2019, we had approximately $357.3 million and approximately $358.6 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	March 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2020	2019	Penalties	Date	Provisions	Rate

The DeSoto (1)	$32,820,733	$32,967,166	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	34,083,704	34,225,971	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,454,389	8,534,892	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,262,889	41,419,590	None	7/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	55,878,089	56,057,218	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	43,182,499	43,335,291	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	17,946,480	18,000,104	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	33,259,067	33,401,622	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,990,136	49,173,836	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,062,863	11,114,145	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,369,390	14,450,420	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$359,610,238	$360,980,255
Deferred financing costs, net	(2,431,091)	(2,487,982)
Unamortized premium on loan	135,440	141,611
Total Mortgage Loans, Net	$357,314,587	$358,633,884

(1)

The note amortizes on a 25-year schedule and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.  After March 31, 2020, the lender agreed to the following loan modifications:  (a) deferral of scheduled principal payments due between April 1, 2020 and March 1, 2021; (b) deferral of scheduled interest payments due between April 1, 2020 and September 1, 2020; (c) deferred principal and interest are due and payable at maturity; and (d) payment of up to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership. The maturity date under the loan modifications remains unchanged.

(2)

The note is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.  After March 31, 2020, the lender agreed to the following loan modifications: (a) the April, May, and June 2020 principal and interest payments were paid out of FF&E reserves; (b) FF&E deposits were deferred for the April, May, and June 2020 payment dates; and (c) released FF&E and the deferred FF&E to be repaid in 6 monthly installments beginning with the July 2020 payment.  The maturity date under the loan modifications remains unchanged.

(3)

The note is subject to a pre-payment penalty until April 2021. Prepayment can be made without penalty thereafter.  On March 24, 2020 the lender agreed to defer scheduled payments of principal and interest due between April 1, 2020 and June 30, 2020.  Under that deferral arrangement, subsequent payments are required to be applied first toward current and deferred interest and then toward principal.  After March 31, 2020, the following modifications to the loan were agreed to by the lender:  (a) deferral of scheduled principal and interest payments due between July 1, 2020 and September 30, 2020; and (b) any deferred principal is due and payable at maturity.  The maturity date under the loan modifications remains unchanged.

(4)

The note bears a floating interest rate of 1-month LIBOR plus 2.27%, but we entered into a swap agreement to fix the rate at 5.237%.  Under the swap agreement, notional amounts approximate the declining balance of the loan and we are responsible for any potential termination fees associated with early termination of the swap agreement.  After March 31, 2020, the lender agreed to the following loan modifications:  (a) deferral of scheduled principal and interest under the note as well as the interest-rate swap due between April 1, 2020 and June 30, 2020; (b) deferred interest is to be repaid in three monthly installments beginning July 1, 2020; (c) deferred principal is due and payable at maturity; and (d) the maturity date was extended by 3 months.

(5)

The note provides initial proceeds of $18.3 million, with an additional $5.2 million available upon the satisfaction of certain conditions; has an initial term of 4 years with a 1-year extension; bears a floating interest rate of 1-month LIBOR plus 4.00%; requires interest only monthly payments; and following a 12-month lockout, can be prepaid with penalty in year 2 and without penalty thereafter.  We entered into an interest-rate cap agreement to limit our exposure through August 1, 2022 to increases in LIBOR exceeding 3.25% on a notional amount of $23,500,000.  After March 31, 2020, the lender agreed to modify the loan to allow for the deferral of scheduled interest due between April 1, 2020 and July 31, 2020 to be repaid as operating cash flow from the property allows no later than August 1, 2021.

(6)	With limited exception, the note may not be prepaid until June 2025.
(7)	With limited exception, the note may not be prepaid until February 2025.
(8)

The note bears a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%; with monthly principal payments of $26,812; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions.  After March 31, the lender agreed to defer scheduled payments of principal due between April 1 and September 1, 2020.

(9)

The note amortizes on a 25-year schedule and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.  After March 31, 2020, the lender agreed to the following loan modifications: (a) deferral of scheduled principal payments due between April 1, 2020 and March 1, 2021; (b) deferral of scheduled payments of interest between April 1, 2020 and September 1, 2020; (c) deferred principal and interest will be due and payable at maturity; and (d) payment of up to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership.  The maturity date under the loan modifications remains unchanged.

(10)	Following a 5-year lockout, the note can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.

(11)

The note bears a fixed interest rate of 4.27% for the first 5 years of the loan, with an option for the lender to reset the interest rate after 5 years.  After March 31, 2020, the lender agreed to the following loan modifications: (a) deferral of scheduled payments of interest due between May 1, 2020 and July 1, 2020; (b) deferral of scheduled payments of principal due between May 1, 2020 and April 1, 2021; (c) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; and (d) any deferred principal is due and payable at maturity. The maturity date under the loan modifications remains unchanged.

(12)

The note bears a floating interest rate of 1-month LIBOR plus 3.5%, subject to a floor rate of 4.0%, and is subject to prepayment penalties on a declining scale with a 3.0% penalty on or before the first anniversary date, a 2.0% penalty during the second anniversary year and a 1.0% penalty after the third anniversary date.  After March 31, 2020, the lender agreed to the following loan modifications: (a) deferral of scheduled payments of principal and interest due between April 1, 2020 and October 12, 2020; (b) deferred payments will be added to the principal balance of the loan and subsequent payments will be calculated based on the remainder of the amortization period; (c) the interest rate is changed from LIBOR plus 3.50% to New York Prime Rate plus 1.25%; and (d) the prepayment penalty is changed to: (i) 3.0% if prepaid on or before April 12, 2021; (ii) 2.0% if prepaid after April 12, 2021 but on or before April 12, 2022; (iii) 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022; and (iv) no prepayment fee if prepaid after November 26, 2022.  The maturity date under the loan modifications remains unchanged.

As of March 31, 2020, we failed to meet the financial covenants under the mortgages secured by the Hotel Alba Tampa and the DoubleTree Resort by Hilton Hollywood Beach.  We subsequently received a waiver of the financial covenant under the Hotel Alba Tampa mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender. Cash collateral on deposit with the Hotel Alba Tampa lender was approximately $2.85 million at March 31, 2020, subject to certain withdrawal privileges.  However, subsequent to March 31, 2020 we failed to make the required payments of principal and interest to our lenders under the mortgages secured by the DoubleTree Resort by Hilton Hollywood Beach and the Hyatt Centric Arlington, each of which constituted an “Event of Default” under the applicable loan agreement.  Under the terms of each such loan agreement, the lender may elect to accelerate all principal and accrued interest payments that remain outstanding under the mortgage loan and foreclose on the hotel secured by the mortgage.  We are actively negotiating the terms of proposed forbearance agreements and waivers with those lenders similar to waivers we have obtained from lenders secured by other hotel properties.

Total future mortgage debt maturities for the remaining nine and twelve-month periods, without respect to any extension of loan maturity or loan modification after March 31, 2020, were as follows:

For the nine months ending December 31, 2020	$4,755,367
December 31, 2021	15,010,659
December 31, 2022	42,273,861
December 31, 2023	59,841,013
December 31, 2024	37,643,946
December 31, 2025 and thereafter	200,085,392
Total future maturities	$359,610,238

6. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of five optional five-year renewal periods expiring October 31, 2021. Rent expense for this operating lease for each of the three months ended March 31, 2020 and 2019 totaled $18,246, respectively.

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

We lease land adjacent to the Hotel Alba for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended March 31, 2020 and 2019, totaled $608 and $651, respectively.

We leased 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expired on December 31, 2019. Rent expense for the three-month period ended March 31, 2019 totaled $26,984.  Under a new lease starting January 1, 2020, we lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020.  The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent.  The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.  Rent expense for the three-month period ended March 31, 2020 totaled $55,761.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each.  Rent expense for the three months ended March 31, 2020 and 2019, was $96,575 and $131,088, respectively.

We lease parking garage and poolside cabanas associated with the Hyde Beach House.  The parking and cabana lease requires us to make rental payments of $270,100 per year in base and has an  initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each.  Rent expense for the three months ended March 31, 2020 and 2019, was $133,750 and $0, respectively.

We also lease certain parking facilities, storage facilities, furniture and equipment under agreements expiring between October 2021 and June 2025.

A schedule of minimum future lease payments for the following nine and twelve-month periods is as follows:

For the nine months ending December 31, 2020	$366,603
December 31, 2021	469,811
December 31, 2022	425,735
December 31, 2023	386,682
December 31, 2024	386,682
December 31, 2025 and thereafter	12,045,965
Total	$14,081,478

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of March 31, 2020, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of March 31, 2020, ten of our wholly-owned hotels operated under management agreements with Our Town (see Note 9).  The management agreements expire on March 31, 2025, and may be extended for up to two additional periods of five years each, subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

As of March 31, 2020, the DoubleTree Resort by Hilton Hollywood Beach and the rental program and condominium association of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences operated under management agreements with Chesapeake Hospitality.  Effective April 1, 2020, Chesapeake Hospitality no longer serves as manager for any of our properties and management of the remaining properties that had been managed by Chesapeake Hospitality were transitioned to Our Town.

Franchise Agreements – As of March 31, 2020, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently expire between November 2021 and October 2030.  On April 12, 2016, we allowed the franchise agreement on the Crowne Plaza Houston Downtown to expire.  The property has been rebranded as The Whitehall.  On July 31, 2017, we allowed the franchise agreement on the Hilton Savannah DeSoto to expire. The property has been rebranded as The DeSoto and operates as an independent hotel.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock – Series (1)	Rate	Preference	March 31, 2020	December 31, 2019	Per Share
Series B Preferred Stock	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,554,610	1,554,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,200,000	1,200,000	$0.515625

(1)

As previously announced, the record dates for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020 to shareholders of record as of March 31, 2020 have each been cancelled and the payment of dividends on all classes of the Company’s preferred stock has been deferred.

The Company is required to pay cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share.  Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates. When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (collectively, the “Preferred Stock”) are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s Preferred Stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the Preferred Stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

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

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units – Series (1)	Rate	Preference	March 31, 2020	December 31, 2019	Per Unit
Series B Preferred Units	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,554,610	1,554,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,200,000	1,200,000	$0.515625

(1)

As previously announced, the record dates for the dividends on the Operating Partnership’s Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units that were to be paid April 15, 2020 to unitholders of record as of March 31, 2020 have each been cancelled and the payment of dividends on all classes of the Operating Partnership’s preferred units has been deferred..

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

8. Common Stock and Units

Common Stock – As of March 31, 2020, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

During 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.  There have been no more purchases of shares of common stock made by the ESOP in 2018, 2019 or during the three months ended March 31, 2020.

The following is a schedule of issuances, since January 1, 2019, of the Company’s common stock and related units of the Operating Partnership:

On February 3, 2020, the Company was issued 17,250 units in the Operating Partnership and awarded shares of restricted stock to its independent directors.

On January 1, 2020, the Company was issued 45,000 units in the Operating Partnership and awarded shares of restricted stock to two employees.

On January 1, 2020, two holders of units in the Operating Partnership redeemed 488,952 units for an equivalent number of shares in the Company’s common stock.

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

As of March 31, 2020 and December 31, 2019, the Company had 14,823,580 and 14,272,378 shares of common stock outstanding, respectively.

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

Since January 1, 2019, there have been no issuances or redemptions, of units in the Operating Partnership other than the issuances of units in the Operating Partnership to the Company described above.

As of March 31, 2020 and December 31, 2019, the total number of Operating Partnership units outstanding was 16,062,768 and 16,000,518, respectively.

As of March 31, 2020 and December 31, 2019, the total number of outstanding Operating Partnership units not owned by the Company was 1,239,188 and 1,728,140, respectively, with a fair market value of approximately $2.0 million and $11.7 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. Chesapeake Hospitality is owned and controlled by individuals including Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and a sibling of our Chairman.  As of March 31, 2020, Kim E. Sims and Christopher L. Sims, beneficially owned, directly or indirectly, approximately 24.8% and 24.8%, respectively, of the total outstanding ownership interests of Chesapeake Hospitality.  Prior to November 2019, Andrew M. Sims, our Chairman, owned approximately 19.3% of the total outstanding ownership interests of Chesapeake Hospitality, all of which have since been sold. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At March 31, 2020 and December 31, 2019, we were due $136,658 and $81,223, respectively, from Chesapeake Hospitality.

Management Agreements – As of March 31, 2020, Chesapeake Hospitality was the management company for our DoubleTree Resort by Hilton Hollywood Beach hotel, the Hyde Resort & Residences, and the Hyde Beach House Resort & Residences.  Prior to January 1, 2020, Chesapeake Hospitality was the manager for each of our hotels that we wholly-owned, with the exception of the Hyatt Centric Arlington, under various hotel management agreements. On January 1, 2020, the management agreements for ten of our wholly-owned hotels expired.  Those hotels are now managed by Our Town as described below.  Effective April 1, 2020, Chesapeake Hospitality no longer serves as manager for any of our properties and management of the remaining properties that had been managed by Chesapeake Hospitality were transitioned to Our Town.  Upon the termination of the last remaining individual hotel management agreements with Chesapeake Hospitality, the master agreement with Chesapeake Hospitality automatically terminated in accordance with its terms.  In connection with the termination of the individual hotel management agreements with Chesapeake Hospitality, we paid Chesapeake Hospitality approximately $0.1 million in aggregate termination fees.  The Hyatt Centric Arlington which we acquired on March 1, 2018 is managed by an independent management company.

The master agreement with Chesapeake Hospitality had an initial term of five-years, but was automatically extended for so long as an individual management agreement remained in effect.  The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increased to 2.50% thereafter. The base management fees for the remaining properties managed by Chesapeake Hospitality was 2.65% through 2017 and decreased to 2.50% thereafter.

Each management agreement set an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation.

Base management and administrative fees earned by Chesapeake Hospitality for our properties was approximately $0.2 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.  In addition, estimated incentive management fees of $(40,375) and $151,989 were accrued for the three months ended March 31, 2020 and 2019, respectively.  On July 15, 2019 we notified Chesapeake Hospitality of our intent not to renew or extend the management agreements for ten of our wholly-owned hotels when they expire on January 1, 2020.

Employee Medical Benefits – Prior to March 31, 2020, we purchased employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees that are employed by Chesapeake Hospitality that worked exclusively for our hotel properties that were managed by Chesapeake Hospitality. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were each approximately $0.2 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

Workers’ Compensation Insurance – Prior to December 31. 2019, pursuant to our management agreements with Chesapeake Hospitality, we paid the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that worked exclusively for the properties managed by Chesapeake Hospitality. For the three months ended March 31, 2020 and 2019, we paid approximately $0.1 million and $0.3 million, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Our Town Hospitality. Our Town is currently the management company for eleven of our twelve wholly owned hotels.  Our Town is a majority-owned subsidiary of Newport Hospitality Group, Inc (“Newport”).  As of March 31, 2020, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 19.5% and 2.5%, respectively, of the total outstanding ownership interests of Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town and have certain governance rights. The following is a summary of the transactions between Our Town and us:

Management Agreements – On September 6, 2019, we entered into a master agreement with Newport and Our Town related to the management of ten of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement (as amended, the “OTH Master Agreement”), as well as a series of individual hotel management agreements (each an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”) for the management of ten of our hotels.  On April 1, 2020, we engaged Our Town to manage one additional wholly-owned hotel and two condominium resort rental programs.  Sotherly agreed to provide Our Town with initial working capital of up to $1.0 million as an advance on the management fees that we will owe to Our Town under the OTH Hotel Management Agreements.  The advanced funds will be offset against future management fees otherwise payable to Our Town by means of a 25% reduction in such fees each month during 2020.  Any management fee advances not recouped in such fashion will be deemed satisfied at the end of 2020.  As of December 31, 2019, Sotherly had advanced approximately $0.6 million to Our Town as initial working capital.  In addition, the OTH Master Agreement provides for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2025 but shall be extended beyond 2025 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation.

Base management and administrative fees earned by Our Town for our properties was approximately $0.7 million and $0 for the three months ended March 31, 2020 and 2019, respectively.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5 year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third party owner of the property.  Lease payments due to the Company were approximately $40,295 and $0 for the three months ended March 31, 2020 and 2019, respectively.

Credit Agreement – On December 13, 2019, we entered into a credit agreement with Our Town effective January 1, 2020, pursuant to which Sotherly agreed to provide Our Town with a working capital line of credit, the agreement, as amended, allows Our Town to borrow up to $850,000.  Our Town may draw against the line of credit from time to time prior to January 1, 2021 when the facility becomes payable in full.  Interest will accrue on the outstanding balance at 3.5% per annum and is payable quarterly in arrears.  In the event of a default under the credit agreement, we have the right to offset any outstanding unpaid balance against amounts we owe to Our Town under the OTH Hotel Management Agreements.  As of March 31, 2020, the outstanding credit balance under the credit agreement was approximately $0.6 million.

Employee Medical Benefits – We will purchase employee medical benefits through Our Town (or its affiliate) for those employees that are employed by Our Town that work exclusively for our properties, starting January 1, 2020.  Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $1.4 million and $0 for the three months ended March 31, 2020 and 2019, respectively.

Loan Receivable – Affiliate. As of March 31, 2020 and December 31, 2019, approximately $4.1 million and $4.2 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chairman, as Corporate Counsel and Compliance Officer and Robert E. Kirkland IV, her husband, as our General Counsel.  We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation, including salary and benefits, for the three months ended March 31, 2020 and 2019 totaled $121,956 and $100,550, respectively for all three individuals.

During the three-month period ending March 31, 2020 and 2019, the Company reimbursed $0  and $33,698, respectively to a partnership controlled by our Chairman for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions and which requires that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provision.  Contributions to the plan totaled $32,853 and $27,861 for the three months ended March 31, 2020 and 2019, respectively.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of March 31, 2020, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 114,377 and 78,719 shares with a fair value of $183,002 and $536,076 remained allocated or committed to be released from the suspense account as of March 31, 2020 and 2019, respectively.  We recognized as compensation cost $56,516 and $66,093 during the three months ended March 31, 2020 and 2019, respectively.  The remaining 565,111 unallocated shares have an approximate fair value of $0.9 million, as of March 31, 2020.  At March 31, 2020, the ESOP held a total of 104,625 allocated shares, 9,752 committed-to-be-released shares and 565,111 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	March 31, 2020		December 31, 2019
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	104,625	$167,400	66,295	$449,480
Committed to be released shares	9,752	15,602	38,377	260,196
Total Allocated and Committed-to-be-Released	114,377	$183,002	104,672	$709,676

Unallocated shares	565,111	904,178	574,816	3,897,252

Total ESOP Shares	679,488	$1,087,180	679,488	$4,606,928

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Sales and marketing	$3,785,132	$4,233,323
General and administrative	3,934,015	3,812,473
Repairs and maintenance	1,866,682	2,020,593
Utilities	1,415,402	1,506,663
Property taxes	1,809,357	1,730,466
Management fees, including incentive	870,990	1,397,689
Franchise fees	985,025	1,128,751
Insurance	790,495	750,942
Information and telecommunications	588,557	623,078
Other	136,186	185,702
Total indirect hotel operating expenses	$16,181,841	$17,389,680

12. Income Taxes

The components of the income tax (benefit) provision for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	41,950	33,477
	41,950	33,477
Deferred:
Federal	(1,396,079)	199,606
State	(233,328)	85,073
Subtotals	(1,629,407)	284,679
Change in deferred tax valuation allowance	7,041,491	-
	5,412,084	284,679
	$5,454,034	$318,156

13. Loss Per Share and Per Unit

Loss per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of loss would also be added back to net loss. The shares of the Series B Preferred Stock and Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation since there would be an antidilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss available to common stockholder for basic computation. There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit.  The computation of basic and diluted net loss per share is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Numerator
Net loss available to common stockholders for basic computation	$(14,323,699)	$(1,653,763)
Denominator
Weighted average number of common shares outstanding	14,813,533	14,216,425
Weighted average number of Unearned ESOP Shares	(567,317)	(605,675)
Total weighted average number of common shares outstanding for basic computation	14,246,216	13,610,750
Basic net loss per share	$(1.01)	$(0.12)

Income Per Unit – The computation of basic and diluted net loss per unit is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Numerator
Net loss available to general and limited partnership unitholders for basic computation	$(15,521,115)	$(1,860,712)
Denominator
Weighted average number of general and limited partnership units outstanding	16,052,721	15,994,565
Basic net loss per general and limited partnership unit	$(0.97)	$(0.12)

14. Subsequent Events

On April 1, 2020, we entered into a modification to promissory note and loan documents with the lender for the mortgage loan secured by The DeSoto.  Pursuant to the modification: scheduled payments of interest are deferred from April 1, 2020 through September 1, 2020; scheduled payments of principal are deferred from April 1, 2020 through March 1, 2021; deferred principal and interest is due and payable at maturity; FF&E reserves are available to fund operations through September 1, 2020; the maturity date was not changed; and payment of up to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership.

On April 1, 2020, we entered into a modification to promissory note and loan documents with the lender for the mortgage loan on Hotel Ballast Wilmington.  Pursuant to the modification: payment of interest is deferred from April 1, 2020 through September 1, 2020; payment of principal is deferred from April 1, 2020 through March 1, 2021; deferred principal and interest is due and payable at maturity; FF&E reserves are available to fund operations through September 1, 2020; the maturity date was not changed; and payment of to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership.

On April 8, 2020, we entered into a COVID-19 relief agreement with the lender for the mortgage loan on the DoubleTree by Hilton Philadelphia Airport.  Pursuant to the agreement: payment of principal and interest under the note as well as the interest-rate swap was deferred for payments due between April 1, 2020 and June 30, 2020; deferred interest to be paid in 3 monthly installments beginning July 1, 2020; deferred principal is due and payable at maturity; certain escrow payments are deferred for 3 months; and the maturity date was extended by 3 months.

On April 16, 2020, we entered into a forbearance agreement with the lender for the mortgage loan on The Whitehall.  Pursuant to the agreement: payment of principal and interest due between April 1, 2020 and October 12, 2020 is deferred and the deferred payments will be added to the principal balance of the loan and subsequent payments will be calculated based on the remainder of the amortization period; certain escrow payments are deferred through December 31, 2020 and reserves are released to fund operations; the interest rate is changed from LIBOR plus 3.50% to New York Prime Rate plus 1.25%; the prepayment penalty is changed to: (i) 3.0% if prepaid on or before April 12, 2021; (ii) 2.0% if prepaid after April 12, 2021 but on or before April 12, 2022; (iii) 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022; and (iv) no prepayment fee if prepaid after November 26, 2022; and the maturity date was not changed.

The Operating Partnership and certain of its subsidiaries have received PPP Loans pursuant to the PPP, which was established under the CARES Act and is administered by the U.S. Small Business Administration.  Each PPP Loan has a term of five years and carries an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.  The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.

On April 16, 2020, our Operating Partnership entered into a promissory note with Village Bank and received proceeds of $333,500.

On April 21, 2020, we entered into a letter agreement with the lender for the mortgage loan on DoubleTree by Hilton Jacksonville Riverfront.  Pursuant to the agreement: the April, May, and June 2020 principal and interest payments were paid out of FF&E reserves; FF&E deposits were deferred for the April, May, and June 2020 payment dates; released FF&E and the deferred FF&E to be repaid in 6 monthly installments beginning with the July 2020 payment; and the maturity date was not changed.

On April 28, 2020, we entered into a promissory note and received proceeds of $9,432,900 under a PPP Loan from Fifth Third Bank, National Association.

On April 29, 2020, we entered into an amendment to real estate note with the lender for the mortgage loan on Sheraton Louisville Riverside.  Pursuant to the amendment: payment of interest is deferred from May 1, 2020 through July 1, 2020; payment of principal is deferred from May 1, 2020 through April 1, 2021; normal payments resume on May 1, 2021 and will be applied first to current and deferred interest and then to principal; any deferred principal is due and payable at maturity; and the maturity date was not changed.

On May 4, 2020, we entered into a forbearance agreement with the lender for the mortgage loan on the DoubleTree by Hilton Raleigh Brownstone.  Pursuant to the agreement, scheduled payments of interest due between April 1, 2020 and July 31, 2020 are deferred and are to be repaid no later than August 1, 2021 as operating cash flow from the property allows.

On May 1, 2020, one holder of units in the Operating Partnership redeemed 57,687 units for an equivalent number of shares of the Company’s common stock.

On May 6, 2020, we entered into a second promissory note with Fifth Third Bank, National Association and received proceeds of $952,700 under a PPP Loan.

On May 14, 2020, we entered into a COVID-19 financial hardship omnibus loan document modification agreement with the lender for the mortgage loan on Hotel Alba Tampa.  Pursuant to the agreement, scheduled payments of principal due between April 1, 2020 and September 30, 2020 are deferred.  Scheduled payments of interest can be paid from the cash collateral on deposit with the lender.

On June 16, 2020, we entered into a deferral agreement with the lender for the mortgage loan on the DoubleTree by Hilton, Laurel.  Pursuant to the agreement: scheduled payments of principal and interest due between July 1, 2020 and September 30, 2020 are deferred; any deferred principal is now due and payable at maturity; and the maturity date was not changed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations, and future plans are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward-looking.  All statements regarding our expected financial position, business and financing plans are forward-looking statements.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the potential increased adverse effect of COVID-19 on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets. The significance, extent and duration of the impacts caused by the COVID-19 outbreak on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the Company’s ability to negotiate forbearance and/or modifications agreements with its lenders on acceptable terms, or at all, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Such additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the widespread outbreak of COVID-19 or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. Additional factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions that affect occupancy rates and revenues at our hotels and the demand for hotel products and services;
•	the adverse effect of the novel coronavirus on the U.S., regional and global economies, travel, the hospitality industry, and the financial condition and results of operation of the Company;
•	risks associated with civil unrest or disorder that could adversely impact demand for hotel rooms in our markets or result in damage to our hotels;
•	risks associated with the hotel industry, including competition and new supply of hotel rooms, increases in wages, energy costs and other operating costs;
•	risks associated with adverse weather conditions, including hurricanes;
•	the availability and terms of financing and capital and the general volatility of the securities markets;
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

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K, in this report and subsequent reports filed with the Securities and Exchange Commission.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Sheraton and Hyatt Centric, as well as independent hotels.  We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels.   As of March 31, 2020, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	186	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	151	(2)	Hollywood, FL	September 26, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,493
(1)	Operated as an independent hotel.
(2)

Reflects only those condominium units that were participating in the rental program as of March 31, 2020.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 92.3% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our MHI TRS Entities, which are indirect wholly owned subsidiaries of the Operating Partnership.  Our MHI TRS Entities then engage eligible independent hotel management companies to operate the hotels under a management agreement.  Our MHI TRS Entities have engaged Our Town and Highgate Hotels to manage our hotels.  Our MHI TRS Entities, and their parent, MHI Hospitality TRS Holding, Inc., are consolidated into each of our financial statements for accounting purposes.  The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

Effects of COVID-19 Pandemic on our Business

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. Following the government mandates and health official recommendations, we significantly reduced operations at all of our hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses. All of our hotels other than the rental programs at our condominium hotels have remained open on a limited basis in order to serve the needs of the community. The Company expects that maintaining the current limited operations will allow us to increase capacity at individual hotels as demand returns and the CDC and state guidelines allow for an easing of travel and other business restrictions, provided we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of guests, employees and communities.

COVID-19 has had a significant negative impact on the Company’s operations and financial results both during the first quarter and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations.  While the full impact of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, stay-at-home directives are lifted, consumer confidence is restored and an economic recovery commences. At a minimum, Company expects that the COVID-19 pandemic to have a significant negative impact on our results of operations, financial position and cash flow through 2020. In response to the impact of COVID-19 on the Company’s operations, we have taken the following health and safety and cost-reduction measures at the property and corporate levels:

•

In coordination with our management company partners, we implemented aggressive cost control measures at the property level, including significantly reduced operating expenses and curtailed food & beverage operations.

•	We suspended most planned capital expenditure projects other than replacement of vital building systems approaching the end of their useful life.
•

We reduced expenses at the corporate level, including immediate reductions in compensation and benefits of all corporate staff as well as anticipated bonuses and the voluntary waiver by the Company’s board of directors of its director fees for one quarter.

•	Suspending our regular quarterly cash common stock dividends in order to preserve liquidity.
•

Entered into various forbearance and loan modification agreements regarding payments of principal and interest required under our loan agreements.  Refer to Note 1, Note 5 and Note 14 to the accompanying consolidated financial statements for more information on the forbearance agreements with our lenders and current negotiations.

•	Deferring payment of the dividends for our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock.
•

We also began discussions with our lenders regarding relief from financial covenants for current and future periods – especially those where failure to satisfy those covenants is an “Event of Default”.

The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which could increase our cost of, and limit accessibility to, capital. Despite the cost reduction initiatives discussed above, we do not expect to be able to fully, or even materially, offset revenue losses from the COVID-19 pandemic.  As a result of the negative impacts of the pandemic and the ongoing market uncertainty, we applied for and received aggregate proceeds of approximately $10.7 million under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the CARES Act.

We also sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties. Despite those arrangements, we were not in compliance with the financial covenants on two of our mortgages as of March 31, 2020.  Neither of those non-compliance events constituted an automatic “Event of Default” under the terms of the applicable mortgage loan agreement and we subsequently entered into a loan modification agreement of the mortgage on Hotel Alba

Tampa addressing the noncompliance, subject to certain conditions described in Note 5 to the financial statements accompanying this Quarterly Report.  However, following March 31, 2020, we failed to make principal or interest payments under the mortgages secured by our DoubleTree Resort by Hilton Hollywood Beach and Hyatt Centric Arlington hotels, each of which constituted an Event of Default and resulted in an automatic increase in the interest rate on the outstanding loan balance for the period such Event of Default persists.  Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans and the lenders under our Hilton Hollywood Beach and Hyatt Centric Arlington mortgages have that right.  If either lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt.  We are actively negotiating terms of proposed forbearance agreements and waivers with those lenders similar to those we have obtained from lenders secured by our other hotel properties.

The duration of the disruption on global, national and local economies cannot be reasonably estimated at this time.  However, as long as the effects of the COVID-19 pandemic continue, our future business operations, including the results of operations, cash flows and financial position will be significantly affected.  We believe it is probable that over the course of the next four quarters we will fail to satisfy additional financial covenants in several of our mortgage loan agreements, some of which are already the subject of waivers, forbearance agreements or loan modification arrangements with our lenders.  If we fail to obtain additional waivers, forbearance arrangements, or loan modifications, our lenders could declare us in default and require repayment of the outstanding balance on the mortgage loan.  If that were to occur, we may not have sufficient funds to pay that mortgage debt.  We believe we will be successful in obtaining waivers, forbearance arrangements or loan modifications but cannot provide assurance we will be able to do so on acceptable terms or at all.

Because any forbearance agreements, loan modifications or waivers would be granted at the sole discretion of the lenders, we have determined that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. U.S. GAAP requires that in making this determination, we cannot consider future fundraising activities, whether through equity or debt offerings or dispositions of hotel properties, or the likelihood of obtaining forbearance agreements or covenant waivers, all of which are outside of the Company's control. Management believes that prospectively obtaining forbearance agreements, loan modifications and waivers from our lenders may remove the reason for the determination of substantial doubt. However, any such concession may lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining waivers as described above, we believe we could raise additional funds, if needed, through a combination of hotel dispositions or debt or equity financings.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended March 31, 2020 and 2019, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as eleven wholly-owned properties in the portfolio that were under the Company’s control during the three months ended March 31, 2020 and the corresponding period in 2019 (“same-store”

portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms at the Hyde Resort & Residences or the Hyde Beach House, and the same-store data does not reflect the performance of our interests in the Hyde Resort & Residences and the Hyde Beach House.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences during the three months ended March 31, 2020 and the corresponding periods in 2019.  As of March 31, 2019, there were no participating condominium hotel rooms at the Hyde Beach House.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Actual Portfolio Metrics
Occupancy %	54.4%	70.1%
ADR	$158.44	$165.57
RevPAR	$86.16	$116.01
Same-Store Portfolio Metrics
Occupancy %	54.3%	69.7%
ADR	$157.07	$164.29
RevPAR	$85.35	$114.57
Composite Portfolio Metrics
Occupancy %	54.2%	69.9%
ADR	$166.60	$174.24
RevPAR	$90.22	$121.86

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Revenue.  Total revenue for the three months ended March 31, 2020 decreased approximately $10.2 million, or 21.5%, to approximately $37.2 million compared to total revenue of approximately $47.4 million for the three months ended March 31, 2019. The decrease in revenue for the three months ended March 31, 2020, resulted mainly from eleven of our hotel properties affected by the COVID-19 pandemic and resulting reduction of travel by group business, event holders and conferences, transient consumers, along with the reduction of foreign travelers due to the closing of U.S. borders and closing of local businesses.  These factors contributed to a reduction in revenue of approximately $11.1 million, compared to the same period ending March 31, 2019.  Our Tampa, Florida hotel and recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida were the only properties with increases in revenues of approximately $0.9 million, compared to the same period ending March 31, 2019.

Room revenue decreased approximately $8.2 million, or 24.9%, to approximately $24.7 million for the three months ended March 31, 2020 compared to room revenue of approximately $32.9 million for the three months ended March 31, 2019.  The decrease in room revenue for the three months ended March 31, 2020 resulted mainly from all of our properties being affected by the COVID-19 pandemic and resulting reduction of hotel occupancy.

Food and beverage revenues decreased approximately $1.6 million, or 16.2%, to approximately $8.1 million for the three months ended March 31, 2020 compared to food and beverage revenues of approximately $9.7 million for the three months ended March 31, 2019.   The decrease in food and beverage revenues for the three months ended March 31, 2020 resulted mainly from ten of our properties which were affected by the COVID-19 pandemic and resulting reduction of hotel occupancy, with a corresponding reduction in food and beverage revenue of approximately $2.0 million, compared to the same period ending March 31, 2019. Our Tampa, Florida and Houston, Texas hotels were the only properties with increases in food and beverage revenues of approximately $0.4 million, compared to the same period ending March 31, 2019.

Revenue from other operating departments decreased approximately $0.4 million, or 8.4%, to approximately $4.3 million for the three months ended March 31, 2020 compared to revenue from other operating departments of approximately $4.7 million for the three months ended March 31, 2019.  The decrease in other operating departments revenue for the three months ended March 31, 2020 resulted mainly from nine of our hotel properties affected by the COVID-19 pandemic and resulting reduction of hotel occupancy, with a corresponding reduction in other operating departments revenue of approximately $1.1 million, compared to the same period ending March 31, 2019. Our Wilmington, North Carolina, Tampa, Florida and Hollywood, Florida hotels and the recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida were the only properties with increases in other operating departments revenue of approximately $0.7 million, compared to the same period ending March 31, 2019.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, decreased approximately $2.1 million, or 6.1%, to approximately $32.1 million for the three months ended March 31, 2020, an decrease of approximately $2.1 million, or 6.0%, compared to total hotel operating expenses of approximately $34.2 million for the three months ended March 31, 2019.  The decrease in hotel operating expenses for the three months ended March 31, 2020 resulted mainly from eleven of our properties affected by the COVID-19 pandemic and resulting reduction of hotel occupancy, with a reduction in hotel operating expenses by approximately $3.9 million, compared to the same period ending March 31, 2019. Our Hollywood, Florida, Tampa, Florida and Louisville, Kentucky hotels and the recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida were the only properties with increases in hotel operating expenses of approximately $1.8 million, compared to the same period ending March 31, 2019.

Rooms expense for the three months ended March 31, 2020 decreased approximately $0.7 million, or 9.0%, to approximately $7.1 million compared to rooms expense for the three months ended March 31, 2019 of approximately $7.8 million.  The decrease in rooms expense for the three months ended March 31, 2020 resulted mainly from ten of our properties affected by the COVID-19 pandemic and resulting reduction of hotel occupancy, with a reduction in rooms expense by approximately $0.8 million, compared to the same period ending March 31, 2019. Our Tampa, Florida and Louisville, Kentucky hotels were the only properties with increases in rooms expense of approximately $0.1 million, compared to the same period ending March 31, 2019.

Food and beverage expenses for the three months ended March 31, 2020 decreased approximately $0.5 million, or 7.3%, to approximately $6.6 million compared to food and beverage expenses of approximately $7.1 million for the three months ended March 31, 2019. The net decrease in food and beverage expenses for the three months ended March 31, 2020 resulted mainly from seven of our properties affected by the COVID-19 pandemic and resulting reduction of hotel occupancy, with a reduction in food and beverage expense by approximately $0.9 million, compared to the same period ending March 31, 2019. Five of our hotel properties had increases in food and beverage expenses of approximately $0.4 million, compared to the same period ending March 31, 2019.

Expenses from other operating departments increased approximately $0.4 million, or 18.9%, to approximately $2.3 million for the three months ended March 31, 2020 compared to expenses from other operating departments of approximately $1.9 million for the three months ended March 31, 2019.  The increase in expenses from other operating departments for the three months ended March 31, 2020 resulted mainly from our Tampa, Florida and Arlington, Virginia hotels and the recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida, with an increase of other operating departments expense by approximately $0.6 million, compared to the same period ending March 31, 2019.   Offsetting decreases resulted mainly from eleven of our properties affected by the COVID-19 pandemic and resulting reduction of hotel occupancy, with decreases in other operating departments expenses of approximately $0.2 million, compared to the same period ending March 31, 2019.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2020 decreased approximately $1.2 million, or 6.9%, to approximately $16.2 million compared to indirect expenses of approximately $17.4 million for the three months ended March 31, 2019.  The decrease in indirect expenses for the three months ended March 31, 2020 resulted mainly from eleven properties with decreases in management fees, sales and marketing, franchise fees, repairs and maintenance, energy and utilities, information and communications and other indirect of approximately $2.3 million. There was also an aggregate increase in indirect expenses of approximately $1.1 million from our Hollywood, Florida, Louisville, Kentucky hotels and the recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida property.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2020 decreased approximately $1.0 million, or 17.3%, to approximately $5.0 million compared to depreciation and amortization of approximately $6.0 million for the three months ended March 31, 2019.  The decrease in depreciation was mainly related to our properties in Philadelphia, Tampa, Florida and Atlanta Georgia from prior year changes in estimated useful lives and disposals, with a decrease of approximately $1.2 million.  There was also an aggregate increase in depreciation and amortization of approximately $0.2 million from our remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended March 31, 2020 increased approximately $0.2 million, or 11.6%, to approximately $1.9 million compared to corporate general and administrative expenses of approximately $1.7 million for the three months ended March 31, 2019.  The increase in corporate general and administrative expenses was mainly due to increased legal and professional fees by approximately $0.2 million.

Interest Expense.  Interest expense for the three months ended March 31, 2020 decreased approximately $0.7 million, or 14.0%, to approximately $4.6 million, as compared to interest expense of approximately $5.3 million for the three months ended March 31, 2019.  The decrease in interest expense for the three months ended March 31, 2020, was substantially related to the reduction of the 7.25% unsecured notes, which accounted for a decrease of approximately $0.5 million compared to the three-month period ending March 31, 2019.

Interest Income.  Interest income for the three months ended March 31, 2020 decreased by $38,931, or 39.2%, to $60,365 compared to interest income of $99,296 for the three months ended March 31, 2019.   The decrease is due to lower amounts of interest-bearing cash and cash equivalents held during the three-month period ending March 31, 2020 compared to the three-month period ending March 31, 2019.

Unrealized Gain (Loss) on Hedging Activities.  As of March 31, 2020, the fair market value of our interest rate caps is $1,761 and the fair market value of our interest rate swap liability is approximately $3.6 million.  The unrealized loss on hedging activities during the three months ended March 31, 2020, was approximately $1.6 million and during the three months ended March 31, 2019, the unrealized gain on hedging activities was approximately $0.5 million.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the three months ended March 31, 2020 decreased approximately $0.1 million to $12,439 compared to $161,334 gain on involuntary conversion of assets for the three months ended March 31, 2019.  During September 2019, we had mechanical failure and flooding damage from failure of the sewer system resulting in damage to the boiler at The DeSoto property with a one-time involuntary conversion in the amount of approximately $0.1 million during the current period.

Income Taxes.  We had an income tax provision of approximately $5.5 million for the three months ended March 31, 2020 compared to an income tax provision of approximately $0.3 million for the three months ended March 31, 2019.  The income tax provision was primarily derived from a reduction of our deferred tax assets and through the establishment of a valuation allowance of approximately $5.4 million.  Our MHI TRS Entities realized operating losses for each of the three months ended March 31, 2020 and 2019.

Net Loss.  We realized a net loss for the three months ended March 31, 2020 of approximately $13.3 million compared to a net loss of approximately $0.4 million for the three months ended March 31, 2019, because of the operating results discussed above.

Non-GAAP Financial Measures

We consider FFO, Adjusted FFO, EBITDA and Hotel EBITDA, all of which are non-GAAP financial measures, to be key supplemental measures of our performance and could be considered along with, not alternatives to, net income (loss) as a measure of our performance.  These measures do not represent cash generated from operating activities determined by U.S. GAAP or amounts available for our discretionary use and should not be considered alternative measures of net income, cash flows from operations or any other operating performance measure prescribed by U.S. GAAP.

FFO and Adjusted FFO.  Industry analysts and investors use FFO as a supplemental operating performance measure of an equity REIT.  FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO, as defined by NAREIT, represents net income or loss determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures.  Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three months ended March 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Net loss available to common stockholders	$(14,323,699)	$(1,653,763)
Add: Net loss attributable to noncontrolling interest	(1,197,416)	(206,949)
Depreciation and amortization - real estate	4,967,449	6,013,866
Gain on involuntary conversion of assets	(12,439)	(161,334)
Gain on disposal of assets	—	(4,008)
FFO available to common stockholders and unitholders	$(10,566,105)	$3,987,812
Decrease in deferred income taxes	5,412,084	284,679
Amortization	15,427	14,869
Termination fee	(72,960)	—
Unrealized loss on hedging activities	1,585,632	490,611
Adjusted FFO available to common stockholders and unitholders	$(3,625,922)	$4,777,971

Weighted average number of shares outstanding, basic	14,246,216	13,610,750

Weighted average number of non-controlling units	1,239,188	1,778,140

Weighted average number of shares and units outstanding, basic	15,485,404	15,388,890

FFO per common share and unit	$(0.68)	$0.26

Adjusted FFO per common share and unit	$(0.23)	$0.31

EBITDA. We believe that excluding the effect of non-operating expenses and non-cash charges, and the portion of those items related to unconsolidated entities, all of which are also based on historical cost accounting and may be of limited significance in evaluating current performance, can help eliminate the accounting effects of depreciation and financing decisions and facilitate comparisons of core operating profitability between periods and between REITs, even though EBITDA also does not represent an amount that accrued directly to shareholders.

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Net loss available to common stockholders	$(14,323,699)	$(1,653,763)
Add: Net loss attributable to noncontrolling interest	(1,197,416)	(206,949)
Interest expense	4,561,840	5,305,114
Interest income	(60,365)	(99,296)
Income tax provision	5,454,034	318,156
Depreciation and amortization	4,982,876	6,028,735
Distributions to preferred stockholders	2,188,910	1,470,507
EBITDA	1,606,180	11,162,504
Gain on disposal of assets	—	(4,008)
Gain on involuntary conversion of assets	(12,439)	(161,334)
Subtotal	1,593,741	10,997,162
Corporate general and administrative	1,880,125	1,684,444
Unrealized loss on hedging activities	1,585,632	490,611
Hotel EBITDA	$5,059,498	$13,172,217

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sale of common and preferred stock, debt financing and proceeds from hotel dispositions.  Our principal uses of cash are acquisition of hotel properties, improvements to hotel properties, debt service, share repurchases operating costs, corporate expenses and distributions to holders of common and preferred shares (and units).   As of March 31, 2020, we had approximately $14.7 million of unrestricted cash and $7.3 million of restricted cash.

Operating Activities.  Cash flow provided by operating activities for the three months ended March 31, 2020 was approximately $1.5 million generally consisting of net cash flow from hotel operations, offset by cash paid for corporate expenses and changes in working capital.

Investing Activities.  During the three months ended March 31, 2020, we used approximately $1.8 million on capital expenditures which related to the routine replacement of furniture, fixtures and equipment. The Operating Partnership received a payment on its loan to the Company in the amount of approximately $0.1 million.

Financing Activities. During the three months ended March 31, 2020, the Company paid dividends to holders of its common and preferred shares of approximately $4.2 million.  The Operating Partnership made distributions to holders of its common and preferred units of approximately $4.3 million. The Company and Operating Partnership also made payments of deferred financing costs of approximately $0.1 million and made principal payments on its mortgages of approximately $1.4 million.

Capital Expenditures

We intend to maintain all of our hotels, including any hotel we acquire in the future, in good repair and condition, in conformity with applicable laws and regulations and, when applicable, with franchisor’s standards.  Routine capital improvements are determined through the annual budget process over which we maintain approval rights, and which are implemented or administered by our management companies.

From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotel, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets.  In addition, we may be required by a franchisor to complete a property improvement program (“PIP”) in order to bring the hotel up to the franchisor’s standards.  Generally, we expect to fund renovations and improvements out of working capital, including restricted cash, proceeds of mortgage debt or equity offerings.

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  In response to the COVID-19 pandemic, we postponed all major non-essential capital expenditures.  We expect total capital expenditures to be approximately $3.6 million for 2020 and will continue to evaluate our needs for replacement of furniture, fixtures and equipment, the impact of COVID-19 pandemic on hotel demand, our liquidity and the overall economic environment.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at certain of our properties will be funded by our replacement reserve accounts.  Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels.  We are required by our loan agreements to deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace, as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and Hyatt Centric Arlington on a monthly basis, except as provided in the forbearance agreements agreed to by our lenders.

Liquidity and Capital Resources

The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results both during the first quarter and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations.  While the full financial impact of the reduction in hotel demand caused by the pandemic, contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, stay-at-home directives are lifted, consumer confidence is restored and an economic recovery commences. At a minimum, the Company expects that the COVID-19 pandemic to have a significant impact on our results of operations, financial position and cash flow through 2020. In response to these negative impacts, we took a number of actions to reduce costs and preserve liquidity as described in this Quarterly Report and the accompanying notes to financial statements. The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which could increase our cost of, and limit accessibility to, capital.

As of March 31, 2020, we had total cash of approximately $22.1 million.  As described in “-- Effects of COVID-19 Pandemic on our Business” above, we borrowed an aggregate amount of approximately $10.7 million in PPP Loans and have sought forbearances and loan modifications with the lenders under the loan agreements secured by our hotels.  Two of our property-level loan agreements are currently operating under an Event of Default and the lenders under those loans could accelerate the payment of principal and interest on those mortgages. We are actively negotiating terms of proposed forbearance agreements, waivers loan modifications for those mortgages as well as other loan agreements under which we are likely to trigger a default in over the next four quarters if the effects of the COVID-19 pandemic on our business continue.  If we fail to obtain additional waivers, forbearance arrangements or loan modifications, our lenders could declare us in default and require repayment of the outstanding balance on the mortgage loan.  If that were to occur, we may not have sufficient funds to pay that mortgage debt.  We believe we will be successful in obtaining necessary waivers, forbearance arrangements and loan modifications from our mortgage lenders but cannot provide assurance we will be able to do so on acceptable terms or at all.

In addition, certain of our loan agreements also contain cash trap provisions that we expect will be triggered as the performance of our hotel properties secured by those agreements decline.  As those provisions are triggered, substantially all of the cash flow generated by those hotel properties is deposited into a lock box account and swept into cash management accounts for the benefit of the respective lenders.  This could affect our liquidity until such time the cash trap is no longer in effect.

We intend to meet our liquidity requirements resulting from the COVID-19 pandemic, for hotel property acquisitions, property redevelopment, investments in new joint ventures, the retirement of maturing mortgage debt, and other debt maturities, through:

•	new issuances of common and/or preferred shares,
•	issuances of units of limited partnership interest in our Operating Partnership,
•	secured and unsecured borrowings,
•	partial or total disposition of hotel properties,
•	the selective disposition of non-core assets,
•	cash on hand, and
•	other types of transactions.

Other than monthly mortgage loan principal payments, we do not have any upcoming mortgage debt obligations that are scheduled to mature in 2020.  We have approximately $8.1 million in mortgage loan principal obligations maturing in August 2021, which relates to the mortgage on the DoubleTree by Hilton Laurel, after accounting anticipated reductions in future monthly principal payments. If the effects of the COVID-19 pandemic continue through the second quarter of 2021, we expect that additional capital will be required in order to repay that mortgage when it comes due.

Subject to availability of capital, we intend to continue to invest in hotel properties as suitable opportunities arise. The success of our acquisition strategy depends, in part, on our ability to access additional capital through other sources. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity. From time to time and subject to market conditions, we may also seek to refinance mortgage debt prior to maturity where appropriate.  We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

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

As described in “-- Effects of COVID-19 Pandemic on our Business” and “--Liquidity and Capital Resources” above, two of our property-level loan agreements are currently operating under an Event of Default and the lenders under those mortgage loans could accelerate the payment of principal and interest on those mortgages.  In addition, certain of our loan agreements operate under cash trap provisions, which could negatively impact our ability to access future cash flows from those properties as described in “--Liquidity and Capital Resources” above.  Note 5 and Note 14 to the financial statements accompanying this Quarterly Report describe forbearances, waivers and loan modification arrangements we have negotiated with our mortgage lenders to address the existing and expected failure to meet certain covenants under our mortgage loans.  We intend to continue to seek waiver, forbearances and loan modifications from the lenders under our mortgage loans for so long as the effects of the COVID-19 continue to impact our business.

Dividend Policy

As approved by its board of directors and announced on March 17, 2020, the Company has suspended its regular quarterly cash common stock dividends in order to preserve liquidity as a result of the impact from the COVID-19 pandemic. The amount of future common stock (and Operating Partnership unit) distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements and other factors, which the Company’s board of directors deems relevant.  The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.  As previously announced, the record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020 to shareholders of record as of March 31, 2020 have each been cancelled and the payment of dividends on all classes of the Company’s preferred stock has been deferred. The Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the outstanding preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

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

Off-Balance Sheet Arrangements

None.

Inflation

We generate revenues primarily from lease payments from our MHI TRS Entities and net income from the operations of our MHI TRS Entities. Therefore, we rely primarily on the performance of the individual properties and the ability of the management company to increase revenues and to keep pace with inflation.  Operators of hotels, in general, possess the ability to adjust room rates daily to keep pace with inflation.  However, competitive pressures at some or all of our hotels may limit the ability of the management company to raise room rates.

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

Geographic Concentration and Seasonality

Our hotels are located in Florida, Georgia, Indiana, Maryland, North Carolina, Pennsylvania, Texas and Virginia.  As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses, local stay-at-home and business closure orders, and any oversupply of hotel rooms or a reduction in lodging demand.  Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.

The operations of our hotel properties have historically been seasonal.  The months of April and May are traditionally strong, as is October.  The periods from mid-November through mid-February are traditionally slow with the exception of hotels located in certain markets, namely Florida and Texas, which typically experience significant room demand during this period.  These patterns have been disrupted by the impacts of the COVID-19 pandemic and we expect that disruption to continue throughout 2020 at a minimum.

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

There were no charges for impairment of hotel properties recorded for the three months ended March 31, 2020.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our MHI TRS Entities, we have recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2020 to $0.  We regularly evaluate the likelihood that our MHI TRS Entities will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  As of March 31, 2020, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will not be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.

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

As of March 31, 2020, we had approximately $309.0 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and approximately $50.7 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.78%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, DoubleTree by Hilton Raleigh Brownstone-University and The Whitehall remains at approximately $50.7 million, the balance at March 31, 2020, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

As of December 31, 2019, we had approximately $310.2 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and approximately $50.8 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.78%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, DoubleTree by Hilton Raleigh Brownstone and the mortgage on The Whitehall remained at approximately $50.8 million, the balance at December 31, 2019, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

We are not involved in any material legal proceedings, nor to our knowledge, is any material litigation threatened against us. We are involved in routine legal proceedings arising out of the ordinary course of business most of which is expected to be covered by insurance, and none of which is expected to have a material impact on our financial condition or results of operations.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

The effects of the COVID-19 pandemic on our operations and financial performance could be long-lasting and severe.

The recent outbreak of COVID-19 throughout the world, classified by the World Health Organization as a pandemic, is a rapidly evolving situation, has disrupted global travel and supply chains, and has adversely impacted global commercial activity across many industries.  Due to travel restrictions in the U.S. and around world, the travel and hospitality industries are particularly facing tremendous drains on resources.  The COVID-19 pandemic has had, and is expected to continue to have, significant adverse impacts on economic and market conditions and global economic contraction.  The rapid development and fluidity of pandemic situations precludes any prediction as to the scale and scope of the ultimate adverse impact and longevity of the COVID-19 pandemic or any future pandemic outbreak.  There also can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries.

The effects of the COVID-19 pandemic on the hotel industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows.  Due to the effects of the COVID-19 pandemic, we have experienced a severe decline in occupancy and, in turn, revenue.  Due to the speed with which the situation is developing we cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic, the greater the material adverse effect on our financial condition, our results of operations, the market price of our common shares, our ability to make distributions to our shareholders, our access to credit markets and our ability to service our indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

Item 3.	Defaults upon Senior Securities

Preferred Stock

The Company’s distribution on the shares of the Series B Preferred Shares, Series C Preferred Shares, and Series D Preferred Shares are in arrears for two quarterly periods.  When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s preferred stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

The Company announced that it was deferring payment of Sotherly’s previously announced dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020 and payment of Sotherly’s dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending June 30, 2020.  The relevant distributions were as follows:

•	A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•	A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•	A quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The total arrearage of unpaid cash dividend due on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through June 23, 2020 is $805,000, $765,160 and $618,750, respectively.

Mortgage Debt

As of the date of filing, we failed to make principal or interest payments under the mortgages secured by our DoubleTree Resort by Hilton Hollywood Beach (the “Hollywood Mortgage”) and Hyatt Centric Arlington hotels (the “Arlington Mortgage”), each of which constituted an Event of Default.  Pursuant to the terms of each of the Hollywood Mortgage and Arlington Mortgage loan agreements, such Event of Default may cause an increase in the interest rate on the outstanding loan balance for the period such Event of Default persists.  Following an Event of Default, our lenders under each of the Hollywood Mortgage and the Arlington Mortgage can elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans.  If either lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt.  We are actively negotiating terms of proposed forbearance agreements and waivers with those lenders similar to those we have obtained from lenders secured by our other hotel properties.

The principal amount on the Hollywood Mortgage is $55,878,089.  The arrearage of unpaid scheduled principal and interest due on this loan through June 23, 2020 is $956,731.

The principal amount on the Arlington Mortgage is $48,990,136.  The arrearage of unpaid scheduled principal and interest due on this loan through June 23, 2020 is $828,306.

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

10.16	Promissory Note between Sotherly Hotels LP and Village Bank dated as of April 16, 2020.

10.17	Promissory Note between MHI Hospitality TRS, LLC and Fifth Third Bank, National Association, dated as of April 28, 2020.

10.18	Promissory Note between SOHO Arlington TRS LLC and Fifth Third Bank, National Association, dated as of May 6, 2020.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: June 24, 2020	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: June 24, 2020	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer