Form 10-Q
period 2020-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2020-08-10
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of August 7, 2020, there were 14,881,267 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2020 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 13 – Loss Per Share and Per Unit; and
•	Note 14 – Subsequent Events;
•	Part I, Item 4 - Controls and Procedures;
•	Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds; and
•	Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

ASSETS
Investment in hotel properties, net	$436,890,062	$443,267,448
Cash and cash equivalents	18,520,897	23,738,066
Restricted cash	6,402,032	4,246,170
Accounts receivable, net	2,289,460	4,812,479
Accounts receivable - affiliate	58,555	101,771
Prepaid expenses, inventory and other assets	7,970,698	5,648,772
Deferred income taxes	—	5,412,084
TOTAL ASSETS	$472,131,704	$487,226,790
LIABILITIES
Mortgage loans, net	$357,051,526	$358,633,884
Unsecured notes, net	10,719,100	-
Accounts payable and accrued liabilities	30,788,625	20,189,903
Advance deposits	1,559,496	2,785,338
Dividends and distributions payable	4,277,071	4,210,494
TOTAL LIABILITIES	$404,395,818	$385,819,619
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares each issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,554,610 shares each issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	15,546	15,546
8.25% Series D cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,200,000 shares each issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	12,000	12,000
Common stock, par value $0.01, 69,000,000 shares authorized, 14,881,267 shares issued and outstanding at June 30, 2020 and 14,272,378 shares issued and outstanding at December 31, 2019.	148,812	142,723
Additional paid-in capital	180,200,464	180,515,861
Unearned ESOP shares	(3,976,951)	(4,105,637)
Distributions in excess of retained earnings	(105,129,724)	(73,990,690)
Total Sotherly Hotels Inc. stockholders’ equity	71,286,247	102,605,903
Noncontrolling interest	(3,550,361)	(1,198,732)
TOTAL EQUITY	67,735,886	101,407,171
TOTAL LIABILITIES AND EQUITY	$472,131,704	$487,226,790

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$3,885,820	$36,356,324	$28,630,743	$69,308,196
Food and beverage department	155,192	10,863,633	8,299,166	20,586,757
Other operating departments	1,252,895	4,320,744	5,572,462	9,036,054
Total revenue	5,293,907	51,540,701	42,502,371	98,931,007
EXPENSES
Hotel operating expenses
Rooms department	1,751,374	8,418,413	8,834,565	16,199,852
Food and beverage department	119,901	7,621,331	6,732,207	14,758,164
Other operating departments	701,608	1,745,311	2,973,236	3,655,446
Indirect	7,929,765	18,173,700	24,111,606	35,563,380
Total hotel operating expenses	10,502,648	35,958,755	42,651,614	70,176,842
Depreciation and amortization	4,993,107	5,108,375	9,975,983	11,137,110
Gain on disposal of assets	(451)	31,179	(451)	27,171
Corporate general and administrative	1,227,808	1,554,934	3,107,933	3,239,378
Total operating expenses	16,723,112	42,653,243	55,735,079	84,580,501
NET OPERATING (LOSS) INCOME	(11,429,205)	8,887,458	(13,232,708)	14,350,506
Other income (expense)
Interest expense	(4,719,796)	(5,088,121)	(9,281,636)	(10,393,235)
Interest income	72,001	155,512	132,366	254,808
Loss on early extinguishment of debt	—	(1,152,356)	—	(1,152,356)
Unrealized loss on hedging activities	(214,876)	(837,822)	(1,800,508)	(1,328,432)
Gain on involuntary conversion of assets	14,168	—	26,607	161,334
Net (loss) income before income taxes	(16,277,708)	1,964,671	(24,155,879)	1,892,625
Income tax provision	(23,362)	(815,356)	(5,477,396)	(1,133,513)
Net (loss) income before income taxes	(16,301,070)	1,149,315	(29,633,275)	759,112
Less: Net loss attributable to noncontrolling interest	1,365,368	91,356	2,562,783	298,305
Net (loss) income attributable to the Company	(14,935,702)	1,240,671	(27,070,492)	1,057,417
Declared and undeclared distributions to preferred stockholders	(2,188,910)	(1,972,382)	(4,377,821)	(3,442,890)
Net loss available to common stockholders	$(17,124,612)	$(731,711)	$(31,448,313)	$(2,385,473)
Net loss per share available to common stockholders
Basic	$(1.20)	$(0.05)	$(2.20)	$(0.18)
Weighted average number of common shares outstanding
Basic	14,303,119	13,626,435	14,274,668	13,618,688

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2019	4,364,610	$43,646	14,272,378	$142,723	$180,515,861	$(4,105,637)	$(73,990,690)	$(1,198,732)	$101,407,171
Net loss	—	—	—	—	—	—	(12,134,789)	(1,197,416)	(13,332,205)
Issuance of common stock	—	—	2,250	22	14,153	—	—	—	14,175
Issuance of restricted common stock awards	—	—	60,000	600	93,900	—	—	—	94,500
Conversion of units in Operating Partnership to shares of common stock	—	—	488,952	4,890	(370,890)	—	26,266	339,734	—
Amortization of ESOP shares	—	—	—	—	(12,813)	69,329	—	—	56,516
Amortization of restricted stock award	—	—	—	—	18,195	—	—	—	18,195
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(765,160)	—	(765,160)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(618,750)	—	(618,750)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,846,214)	(161,095)	(2,007,309)
Balances at March 31, 2020 (unaudited)	4,364,610	$43,646	14,823,580	$148,235	$180,258,406	$(4,036,308)	$(90,134,337)	$(2,217,509)	$84,062,133
Net loss	—	—	—	—	—	—	(14,935,702)	(1,365,368)	(16,301,070)
Conversion of units in Operating Partnership to shares of common stock	—	—	57,687	577	(33,092)	59,684	(59,685)	32,516	—
Amortization of ESOP shares	—	—	—	—	(43,045)	(327)	—	—	(43,372)
Amortization of restricted stock award	—	—	—	—	18,195	—	—	—	18,195
Balances at June 30, 2020 (unaudited)	4,364,610	$43,646	14,881,267	$148,812	$180,200,464	$(3,976,951)	$(105,129,724)	$(3,550,361)	$67,735,886

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2018	2,962,141	$29,621	14,209,378	$142,093	$147,085,112	$(4,379,742)	$(61,052,418)	$441,706	$82,266,372
Net loss	—	—	—	—	—	—	(183,256)	(206,949)	(390,205)
Issuance of restricted common stock awards	—	—	13,000	130	92,203	—	—	—	92,333
Amortization of ESOP shares	—	—	—	—	(1,141)	67,234	—	—	66,093
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(665,507)	—	(665,507)
Common stock, $0.125/share dividends and distributions declared	—	—	—	—	—	—	(1,699,906)	(222,268)	(1,922,174)
Balances at March 31, 2019 (unaudited)	2,962,141	$29,621	14,222,378	$142,223	$147,184,199	$(4,312,508)	$(64,406,087)	$12,489	$78,649,937
Net income	—	—	—	—	—	—	1,240,671	(91,356)	1,149,315
Issuance of preferred stock	1,200,000	12,000	—	—	28,365,519	—	—	—	28,377,519
Amortization of ESOP shares	—	—	—	—	—	67,160	—	—	67,160
Amortization of restricted stock award	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(665,507)	—	(665,507)
Series D Preferred Stock, $0.41823/share	—	—	—	—	—	—	(501,876)	—	(501,876)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,682,359)	(231,158)	(1,913,517)
Balances at June 30, 2019 (unaudited)	4,162,141	$41,621	14,222,378	$142,223	$175,557,743	$(4,245,348)	$(66,820,158)	$(310,025)	$104,366,056

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(29,633,275)	$759,112
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,975,983	11,137,110
Amortization of deferred financing costs	284,943	519,227
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(26,607)	(161,334)
Unrealized loss on hedging activities	1,800,508	1,328,432
(Gain) loss on disposal of assets	(451)	27,171
Loss on early extinguishment of debt	—	1,152,356
ESOP and stock - based compensation	158,209	241,636
Changes in assets and liabilities:
Accounts receivable	2,523,019	(2,843,623)
Prepaid expenses, inventory and other assets	(2,353,578)	(1,694,811)
Deferred income taxes	5,412,084	1,154,944
Accounts payable and other accrued liabilities	8,175,235	3,474,598
Advance deposits	(1,225,842)	(814,340)
Accounts receivable - affiliate	43,216	167,180
Net cash (used in) provided by operating activities	(4,878,897)	14,435,317
Cash flows from investing activities:
Improvements and additions to hotel properties	(3,023,276)	(8,849,789)
Proceeds from involuntary conversion	26,607	161,334
Proceeds from the disposal of assets	—	4,909
Net cash used in investing activities	(2,996,669)	(8,683,546)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	28,377,519
Proceeds from unsecured notes	10,719,100	-
Redemption of unsecured notes	—	(25,250,000)
Payments on mortgage loans	(1,616,513)	(2,938,920)
Payments of deferred financing costs	(99,000)	(106,950)
Dividends on common stock and distributions paid	(2,000,418)	(3,421,885)
Preferred dividends paid	(2,188,910)	(2,941,014)
Net cash provided by (used in) financing activities	4,814,259	(6,281,250)
Net decrease in cash, cash equivalents and restricted cash	(3,061,307)	(529,479)
Cash, cash equivalents and restricted cash at the beginning of the period	27,984,236	37,868,281
Cash, cash equivalents and restricted cash at the end of the period	$24,922,929	$37,338,802
Supplemental disclosures:
Cash paid during the period for interest	$3,681,239	$9,370,362
Cash paid during the period for income taxes	$62,782	$111,389
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$587,314	$281,691

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

ASSETS
Investment in hotel properties, net	$436,890,062	$443,267,448
Cash and cash equivalents	18,520,897	23,738,066
Restricted cash	6,402,032	4,246,170
Accounts receivable, net	2,289,460	4,812,479
Accounts receivable - affiliate	58,555	101,771
Loan receivable - affiliate	4,102,332	4,209,630
Prepaid expenses, inventory and other assets	7,970,698	5,648,772
Deferred income taxes	—	5,412,084
TOTAL ASSETS	$476,234,036	$491,436,420
LIABILITIES
Mortgage loans, net	$357,051,526	$358,633,884
Unsecured notes, net	10,719,100
Accounts payable and other accrued liabilities	30,788,625	20,189,903
Advance deposits	1,559,496	2,785,338
Dividends and distributions payable	4,277,071	4,268,978
TOTAL LIABILITIES	$404,395,818	$385,878,103

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units each issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,554,610 units each issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	36,461,955	36,461,955
8.25% Series D cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,200,000 units each issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	28,377,509	28,377,509
General Partner:160,629 units and 160,006 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	(19,772)	315,959
Limited Partners: 15,902,140 units and 15,790,512 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	(30,748,005)	2,636,363
TOTAL PARTNERS’ CAPITAL	71,838,218	105,558,317
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$476,234,036	$491,436,420

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$3,885,820	$36,356,324	$28,630,743	$69,308,196
Food and beverage department	155,192	10,863,633	8,299,166	20,586,757
Other operating departments	1,252,895	4,320,744	5,572,462	9,036,054
Total revenue	5,293,907	51,540,701	42,502,371	98,931,007
EXPENSES
Hotel operating expenses
Rooms department	1,751,374	8,418,413	8,834,565	16,199,852
Food and beverage department	119,901	7,621,331	6,732,207	14,758,164
Other operating departments	701,608	1,745,311	2,973,236	3,655,446
Indirect	7,929,765	18,173,700	24,111,606	35,563,380
Total hotel operating expenses	10,502,648	35,958,755	42,651,614	70,176,842
Depreciation and amortization	4,993,107	5,108,375	9,975,983	11,137,110
Gain on disposal of assets	(451)	31,179	(451)	27,171
Corporate general and administrative	1,227,808	1,554,934	3,107,933	3,239,378
Total operating expenses	16,723,112	42,653,243	55,735,079	84,580,501
NET OPERATING (LOSS) INCOME	(11,429,205)	8,887,458	(13,232,708)	14,350,506
Other income (expense)
Interest expense	(4,719,796)	(5,088,121)	(9,281,636)	(10,393,235)
Interest income	72,001	155,512	132,366	254,808
Loss on early extinguishment of debt	—	(1,152,356)	—	(1,152,356)
Unrealized loss on hedging activities	(214,876)	(837,822)	(1,800,508)	(1,328,432)
Gain on involuntary conversion of assets	14,168	—	26,607	161,334
Net (loss) income before income taxes	(16,277,708)	1,964,671	(24,155,879)	1,892,625
Income tax provision	(23,362)	(815,356)	(5,477,396)	(1,133,513)
Net (loss) income before income taxes	(16,301,070)	1,149,315	(29,633,275)	759,112
Declared and undeclared distributions to preferred unit holders	(2,188,910)	(1,972,382)	(4,377,821)	(3,442,890)
Net loss available to general and limited partnership unit holders	$(18,489,980)	$(823,067)	$(34,011,096)	$(2,683,778)
Net loss attributable per general and limited partner unit
Basic	$(1.15)	$(0.05)	$(2.12)	$(0.17)
Weighted average number of general and limited partner units outstanding
Basic	16,062,768	16,000,518	16,057,745	15,997,558

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2019	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,006	$315,959	15,840,512	$2,636,363	$105,558,317
Issuance of partnership units	—	—	—	—	623	945	61,628	107,730	108,675
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	765	—	75,716	76,481
Preferred unit distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(765,160)	—	—	—	—	—	(765,160)
Series D Preferred Units, $0.515625/unit	—	—	—	(618,750)	—	—	—	—	(618,750)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(19,271)	—	(2,068,888)	(2,088,159)
Net loss	—	805,000	765,160	618,750	—	(155,211)	—	(15,365,904)	(13,332,205)
Balances at March 31, 2020 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,629	$143,369	15,902,140	$(14,596,970)	$88,152,394
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(312)	—	(30,989)	(31,301)
Net loss	—	—	—	—	—	(163,011)	—	(16,138,059)	(16,301,070)
Balances at June 30, 2020 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,629	$(19,772)	15,902,140	$(30,748,005)	$71,838,218

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2018	2,962,141	$37,766,531	$31,493,723	$—	159,876	$452,165	15,827,642	$16,943,816	$86,656,235
Issuance of general and limited partnership units	—	—	—	—	130	923	12,870	91,410	92,333
Amortization of restricted units award	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	908	—	89,860	90,768
Preferred unit distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(665,507)	—	—	—	—	—	(665,507)
Partnership units, $0.125/unit distributions declared	—	—	—	—	—	(17,806)	—	(1,985,071)	(2,002,877)
Net loss	—	805,000	665,507	—	—	(18,607)	—	(1,842,105)	(390,205)
Balances at March 31, 2019 (unaudited)	2,962,141	$37,766,531	$31,493,723	$—	160,006	$417,663	15,840,512	$13,305,855	$82,983,772
Issuance of preferred partnership units	1,200,000	—	—	28,377,519	—	—	—	—	28,377,519
Amortization of restricted units award	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	1,730	—	171,299	173,029
Preferred units distributions declared:
Series B Preferred Units, $0.50/share	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/share	—	—	(665,507)	—	—	—	—	—	(665,507)
Series D Preferred Units, $0.41823/share	—	—	—	(501,875)	—	—	—	—	(501,875)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(16,622)	—	(2,063,444)	(2,080,066)
Net loss	—	805,000	665,507	501,875	—	(8,231)	—	(814,836)	1,149,315
Balances at June 30, 2019 (unaudited)	4,162,141	$37,766,531	$31,493,723	$28,377,519	160,006	$394,620	15,840,512	$10,606,819	$108,639,212

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(29,633,275)	$759,112
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,975,983	11,137,110
Amortization of deferred financing costs	284,943	519,227
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(26,607)	(161,334)
Unrealized loss on hedging activities	1,800,508	1,328,432
(Gain) loss on disposal of assets	(451)	27,171
Loss on early extinguishment of debt	—	1,152,356
ESOP and unit - based compensation	190,245	372,179
Changes in assets and liabilities:
Accounts receivable	2,523,019	(2,843,623)
Prepaid expenses, inventory and other assets	(2,353,578)	(1,694,811)
Deferred income taxes	5,412,084	1,154,944
Accounts payable and other accrued liabilities	8,175,235	3,474,598
Advance deposits	(1,225,842)	(814,340)
Accounts receivable - affiliate	43,216	167,180
Net cash (used in) provided by operating activities	(4,846,861)	14,565,860
Cash flows from investing activities:
Improvements and additions to hotel properties	(3,023,276)	(8,849,789)
ESOP loan payments received	47,614	114,771
Proceeds from involuntary conversion	26,607	161,334
Proceeds from the disposal of assets	—	4,909
Net cash used in investing activities	(2,949,055)	(8,568,775)
Cash flows from financing activities:
Proceeds from issuance of preferred units, net	—	28,377,519
Proceeds from unsecured notes	10,719,100	—
Redemption of unsecured notes	—	(25,250,000)
Payments on mortgage loans	(1,616,513)	(2,938,920)
Payments of deferred financing costs	(99,000)	(106,950)
Distributions on general and limited partnership interests	(2,080,068)	(3,667,199)
Distributions on preferred partnership interests	(2,188,910)	(2,941,014)
Net cash provided by (used in) financing activities	4,734,609	(6,526,564)
Net decrease in cash, cash equivalents and restricted cash	(3,061,307)	(529,479)
Cash, cash equivalents and restricted cash at the beginning of the period	27,984,236	37,868,281
Cash, cash equivalents and restricted cash at the end of the period	$24,922,929	$37,338,802
Supplemental disclosures:
Cash paid during the period for interest	$3,681,239	$9,369,098
Cash paid during the period for income taxes	$62,782	$111,389
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$587,314	$281,691

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at June 30, 2020 was approximately 92.6% owned by the Company, through its subsidiaries leases the hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership.  As of June 30, 2020, the MHI TRS Entities engaged eligible independent hotel management companies, including MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), Highgate Hotels, L.P. (“Highgate Hotels”), and Our Town Hospitality, LLC (“Our Town”) to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. is treated as a taxable REIT subsidiary (“MHI TRS”) for federal income tax purposes.  As of April 1, 2020, Chesapeake Hospitality no longer manages any of the Company’s hotels.

All references in these “Notes to Consolidated Financial Statements” to “we”, “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

COVID-19, Management’s Plans and Liquidity

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. Following the government mandates and health official recommendations, we significantly reduced operations at all of our hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses. All of our hotels other than the rental programs at our condominium hotels, which were temporarily closed during April and May, have remained open on a limited basis in order to serve the needs of the community. The Company expects that maintaining the current limited operations will allow us to increase capacity at individual hotels as demand returns and the Centers for Disease Control (“CDC”) and state guidelines allow for an easing of travel and other business restrictions, provided we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.

COVID-19 has had a significant negative impact on the Company’s operations and financial results both during the second quarter and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations.  While the duration and full extent of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, stay-at-home directives and travel orders are lifted, consumer confidence is restored and there is a substantial recovery in the economy. At a minimum, the Company expects the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through the remainder of 2020.

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

We also sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties. In April 2020, we failed to make principal or interest payments under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default, and which pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period such Event of Default persists.  Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans and the lender under our Hilton Hollywood Beach mortgage has that right.  If the lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt. We are actively negotiating terms of proposed forbearance agreement and waiver with the lender similar to those we have obtained from lenders secured by our other hotel properties.

Additionally, in April 2020, we failed to make principal or interest payments under the mortgage secured by our Hyatt Centric Arlington hotel, which constituted an Event of Default.  We have since entered into a loan modification agreement for the deferral of principal and interest for scheduled payments due from April 1, 2020 through August 1, 2020 as well as a deferral of payments of scheduled principal through April 1, 2021.

As of June 30, 2020, we were not in compliance with the financial covenants in the loan agreement secured by the DoubleTree by Hilton Philadelphia Airport.  Under the terms of the loan agreement, non-compliance constituted an “Event of Default” which pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period such Event of Default persists.  Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans and the lender under our DoubleTree by Hilton Philadelphia Airport mortgage has that right.  If the lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt. We are actively negotiating terms of a waiver and additional forbearance with the lender. As of June 30, 2020, we were not in compliance with the financial covenants in the loan agreements secured by the Hotel Alba and the Whitehall.  Under the terms of the forbearance agreements, a waiver has been obtained through the quarters ended December 31, 2020 and September 30, 2021, respectively.  The duration of the disruption on global, national and local economies cannot be reasonably estimated at this time.  However, as long as the effects of the COVID-19 pandemic continue, our future business operations, including the results of operations, cash flows and financial position will be significantly affected.  We believe it is probable that over the course of the next four to six quarters we may fail to satisfy the financial covenants in these and other mortgage loan agreements.  If we fail to obtain the requisite waivers, our lenders could declare us in default and require repayment of the outstanding balance on the mortgage loan.  If that were to occur, we may not have sufficient funds to pay that mortgage debt.  We believe we will be successful in obtaining waivers, forbearance arrangements or loan modifications but cannot provide assurance we will be able to do so on acceptable terms or at all.

As of June 30, 2020, we had approximately $18.5 million in unrestricted cash and approximately $6.4 million in restricted cash.  During the three months ended June 30, 2020, we utilized cash, cash and equivalents and restricted cash of approximately $7.9 million.   The uncertainty regarding the duration and extent of the reduction in hotel demand caused by the pandemic creates uncertainty regarding our future cash flows.  If our cash utilization going forward is consistent with the quarter ended June 30, 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.  Additionally, because any forbearance agreements, waivers or loan modifications would be granted at the sole discretion of the lenders, we have determined that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. U.S. generally accepted accounting principles (“U.S. GAAP”) requires that in making this determination, we cannot consider future fundraising activities, whether through equity or debt offerings or dispositions of hotel properties, or the likelihood of obtaining forbearance agreements, covenant waivers or loan modifications, all of which are outside of the Company's control. Management believes that obtaining forbearance agreements, waivers or loan modifications from our lenders would remove the reason for the determination of substantial doubt. However, any such arrangement may lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining concessions from lenders as described above, we believe we could raise additional funds, if needed, through a combination of hotel dispositions or debt or equity financings.

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

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties, which are recorded at fair value on acquisition date and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the statements of operations. Expenditures which constitute additions or improvements that extend the life of the property, are capitalized.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2020 and December 31, 2019 were $383,593 and $413,354, respectively. Amortization expense for the three-month periods ended June 30, 2020 and 2019, totaled $14,881 and $14,035, respectively, and for the six-month periods ended June 30, 2020 and 2019, totaled $ 29,761 and $28,904, respectively.

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

We adopted this standard on January 1, 2019. We elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. We also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for our future obligations under the acquired operating ground lease, equipment, office space, parking and land leases for which we are the lessee. See Notes 4 and 6 to the accompanying financial statements for additional disclosures on the adoption of this standard.  As of June 30, 2020, we had right of use assets of approximately $6.2 million, net and lease obligations of approximately $4.3 million.  The right-of-use assets are included in investments in hotel properties, net or in prepaid expenses, inventory and other assets and the lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of June 30, 2020 and December 31, 2019, respectively):

	Level 1	Level 2	Level 3
December 31, 2019
Interest Rate Caps (1)	$—	$4,504	$—
Interest Rate Swap (2)	$—	$(2,064,709)	$—
Mortgage loans (3)	$—	$(363,229,617)	$—
June 30, 2020
Interest Rate Cap (1)	$—	$904	$—
Interest Rate Swap (2)	$—	$(3,857,793)	$—
Mortgage loans (3)	$—	$(364,353,979)	$—

(1)	Interest rate cap, which cap the 1-month LIBOR rate between 2.5% and 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.2 million and $0.4 million, for the three months ended June 30, 2020 and 2019, respectively and approximately $0.6 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

A schedule of minimum future lease payments receivable for the remaining six and twelve-month periods is as follows:

For the six months ending December 31, 2020	$740,316
December 31, 2021	1,455,987
December 31, 2022	1,387,499
December 31, 2023	1,390,979
December 31, 2024	1,400,280
December 31, 2025 and thereafter	8,282,740
Total	$14,657,801

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  As of June 30, 2020, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required.  As of June 30, 2020 and December 31, 2019, deferred tax assets totaled $0 and $5.4 million, respectively.

As of June 30, 2020 and December 31, 2019, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

Under the 2013 Plan, the Company has made stock awards totaling 238,600 shares, including 79,850 non-restricted shares and 158,750 restricted shares issued to certain executives and employees and to its independent directors.  All awards have vested except for 15,000 shares issued to one employee, which will vest over 4 years, 30,000 shares issued to one employee, which will vest over 10 years and 15,000 shares issued to one employee, which will vest over 5 years and 15,000 shares issued to the Company’s independent directors in February 2020, which will vest by December 31, 2020.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of June 30, 2020, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended June 30, 2020 and 2019 was $18,195 and $8,025, respectively and for the six months ended June 30, 2020 and 2019 was $145,065 and $108,383, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the three months ended June 30, 2020 and 2019, the ESOP compensation cost was $18,487 and $67,160, respectively and for the six months ended June 30, 2020 and 2019, the ESOP compensation cost was $64,147 and $133,253, respectively.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs were $64,964 and $90,052 for the three months ended June 30, 2020 and 2019, respectively and were $ 159,255 and $ 187,720 for the six months ended June 30, 2020 and 2019, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During each of the three-month periods ending June 30, 2020 and 2019, we recognized $14,168 and $0, respectively, and during the six-month periods ending June 30, 2020 and 2019, we recognized $26,607 and approximately $0.2 million , respectively, in gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

New Accounting Pronouncements – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform.  The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023.  The provisions of this update will most likely affect our financial reporting process relate to modifications of contracts with lenders and the related hedging contracts associated with each respective modified borrowing contract.  In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment.  As of June 30, 2020, we have not entered into any contract modification as it directly relates to reference rate reform, but we anticipate having to undertake such modifications in the future.  While we anticipate the impact of this update to be to our benefit, we are still evaluating the overall impact.

3. Acquisition of Hotel Properties

Hyde Beach House Resort & Residences.  On September 26, 2019, we acquired a commercial condominium unit of the Hyde Beach House condominium hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $6.3 million.

The results of operations of the hotel commercial condominium unit are included in our consolidated financial statements from the date of the acquisition. The total revenue and net loss related to the acquisition for the period January 1, 2020 to June 30, 2020 are approximately $0.7 million and $1.0 million, respectively. There is no pro forma financial information since this is a new operation without prior historical information.

The allocation of the respective purchase price is based on fair value as follows:

Hyde Beach House
Land and land improvements	$500
Buildings and improvements	5,564,219
Furniture, fixtures and equipment	347,621
Favorable lease and other intangible assets	—
Investment in hotel properties	5,912,340
Accrued liabilities and other costs	—
Prepaid expenses, inventory and other assets	434,038
Net cash	$6,346,378

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
Land and land improvements	$66,077,310	$66,031,443
Buildings and improvements	441,529,805	438,268,174
Right of use assets	6,204,222	6,452,259
Furniture, fixtures and equipment	55,634,992	55,392,434
	569,446,329	566,144,310
Less: accumulated depreciation and impairment	(132,556,267)	(122,876,862)
Investment in Hotel Properties, Net	$436,890,062	$443,267,448

 Our review of possible impairment as of June 30, 2020 and December 31, 2019, resulted in no impairment on our investment in hotel properties, respectively.

5. Debt

Mortgage Loans, Net. As of June 30, 2020 and December 31, 2019, we had approximately $357.2 million and approximately $358.6 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	June 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property Name	2020	2019	Penalties	Date	Provisions	Rate
	(unaudited)
The DeSoto (1)	$32,820,733	$32,967,166	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	33,944,257	34,225,971	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,454,389	8,534,892	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,262,889	41,419,590	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	55,878,089	56,057,218	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	$42,961,780	43,335,291	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	17,946,480	18,000,104	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	33,259,067	33,401,622	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,990,136	49,173,836	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,037,086	11,114,145	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,369,390	14,450,420	Yes	2/26/2023	25 years	LIBOR plus 3.50%
Total Mortgage Principal Balance	$359,224,296	$360,980,255
Deferred financing costs, net	(2,302,040)	(2,487,982)
Unamortized premium on loan	129,270	141,611
Total Mortgage Loans, Net	$357,051,526	$358,633,884

(1)	The note amortizes on a 25-year schedule and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.
(2)	The note is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(3)	The note is subject to a pre-payment penalty until April 2021. Prepayment can be made without penalty thereafter.
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

Property Name	Forbearance Terms
The DeSoto

(a) deferral of scheduled principal payments due from April 1, 2020 to March 1, 2021; (b) deferral of scheduled interest payments due from April 1, 2020 to September 1, 2020; (c) deferred principal and interest are due and payable at maturity; and (d) payment of up to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership. The maturity date under the loan modifications remains unchanged.

DoubleTree by Hilton Jacksonville Riverfront

(a) the April, May, and June 2020 principal and interest payments were paid out of FF&E reserves; (b) FF&E deposits were deferred for the April, May, and June 2020 payment dates; and (c) released FF&E and the deferred FF&E to be repaid in 6 monthly installments beginning with the July 2020 payment.  The maturity date under the loan modifications remains unchanged.

DoubleTree by Hilton Laurel

(a) deferral of scheduled payments of principal and interest due from April 1, 2020 to September 30, 2020; (b) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; and (c) any deferred principal is due and payable at maturity.  The maturity date under the loan modifications remains unchanged.

DoubleTree by Hilton Philadelphia Airport

(a) deferral of scheduled principal and interest under the note as well as the interest-rate swap due from April 1, 2020 to June 30, 2020; (b) deferred interest is to be repaid in three monthly installments beginning July 1, 2020; (c) deferred principal is due and payable at maturity; and (d) the maturity date was extended by 3 months.

DoubleTree by Hilton Raleigh-Brownstone University	(a) deferral of scheduled interest payments due from April 1, 2020 to July 1, 2020 and (b) deferred interest is due and payable by August 1, 2021.
DoubleTree Resort by Hilton Hollywood Beach	n/a
Georgian Terrace	n/a
Hotel Alba Tampa, Tapestry Collection by Hilton	Deferral of scheduled payments of principal due from April 1 to September 1, 2020.
Hotel Ballast Wilmington, Tapestry Collection by Hilton

(a) deferral of scheduled principal payments due from April 1, 2020 to March 1, 2021; (b) deferral of scheduled payments of interest from April 1, 2020 to September 1, 2020; (c) deferred principal and interest will be due and payable at maturity; and (d) payment of up to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership.  The maturity date under the loan modifications remains unchanged.

Hyatt Centric Arlington

Subsequent to June 30, 2020 the lender agreed to the following: (a) deferral of scheduled payments of principal and interest due from April 1, 2020 to August 1, 2020; (b) deferral of scheduled payments of principal due from September 1, 2020 to April 1, 2021; and (c) deferred principal and interest, along with additional accrued interest on interest, is due and payable by August 31, 2021.

Sheraton Louisville Riverside

(a) deferral of scheduled payments of interest due from May 1, 2020 to July 1, 2020; (b) deferral of scheduled payments of principal due from May 1, 2020 to April 1, 2021; (c) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; and (d) any deferred principal is due and payable at maturity.  The maturity date under the loan modifications remains unchanged.

The Whitehall

(a) deferral of scheduled payments of principal and interest due from April 1, 2020 to October 12, 2020; (b) deferred payments will be added to the principal balance of the loan and subsequent payments will be calculated based on the remainder of the amortization period; (c) the interest rate is changed from LIBOR plus 3.50% to New York Prime Rate plus 1.25%; and (d) the prepayment penalty is changed to: (i) 3.0% if prepaid on or before April 12, 2021; (ii) 2.0% if prepaid after April 12, 2021 but on or before April 12, 2022; (iii) 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022; and (iv) no prepayment fee if prepaid after November 26, 2022.  The maturity date under the loan modifications remains unchanged.

As of June 30, 2020, we failed to make three consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default, and which pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period such Event of Default persists.  Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans.  In addition, we failed to meet the financial covenants under the mortgage agreement which triggers a “cash trap” which requires substantially all the profit generated by our hotels to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender.  We are currently negotiating an amendment to the loan agreement and have not received a Notice of Default.

As of June 30, 2020, we had failed to three consecutive monthly payments of principal and interest under the mortgage secured by our Hyatt Centric Arlington hotel, which constituted an Event of Default.  On July 15, 2020 we entered into a forbearance agreement removing the default.

As of June 30, 2020, we failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba, and the Whitehall. We have received waivers of the financial covenants from the lender on the Hotel Alba mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender, and the lender on the Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba Tampa lender was approximately $2.6 million at June 30, 2020, subject to certain withdrawal privileges.  We are currently negotiating an amendment to the loan agreement with the lender on the DoubleTree by Hilton Philadelphia Airport for additional forbearance as well as a waiver of the financial covenants.

As of June 30, 2020, we failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront which triggers a “cash trap”.  Substantially all the profit generated by our hotels to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap”.

PPP Loans, The Operating Partnership and certain of its subsidiaries have received PPP Loans pursuant to the PPP, which was established under the CARES Act and is administered by the U.S. Small Business Administration.  Each PPP Loan has a term of five years and carries an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.  The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.

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

Total future mortgage debt maturities for the remaining six and twelve-month periods, without respect to any extension of loan maturity or loan modification after June 30, 2020, were as follows:

For the six months ending December 31, 2020	$2,013,060
December 31, 2021	14,982,927
December 31, 2022	42,407,921
December 31, 2023	60,076,524
December 31, 2024	37,647,441
December 31, 2025 and thereafter	202,096,423
Total future maturities	$359,224,296

6. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of five optional five-year renewal periods expiring October 31, 2021. Rent expense for this operating lease for the three and six months ended June 30, 2020, totaled $18,246 and $36,942, respectively and for the three and six months ended June 30, 2019, totaled $18,246 and $36,942, respectively.

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

We lease land adjacent to the Hotel Alba for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  The agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the three and six months ended June 30, 2020 and 2019, totaled $651 and $1,301, respectively.

Under a new lease starting January 1, 2020, we lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020.  The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent.  The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.  Rent expense for the three-and six-month periods ended June 30, 2020 totaled $55,902 and $111,663, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each.  Rent expense for the three months ended June 30, 2020 and 2019, was $9,944 and $202,270, respectively, and for the six months ended June 30, 2020 and 2019 was $106,500 and $333,358, respectively.

We lease parking garage and poolside cabanas associated with the Hyde Beach House.  The parking and cabana lease requires us to make rental payments of $270,100 per year in base and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each.  Rent expense for the three months ended June 30, 2020 and 2019, was $133,750 and $0, respectively, and for the six months ended June 30, 2020 and 2019 was $267,500 and $0, respectively.

We also lease certain storage facilities, furniture and equipment under agreements expiring between October 2021 and June 2025.

A schedule of minimum future lease payments for the following six and twelve-month periods is as follows:

For the six months ending December 31, 2020	$244,402
December 31, 2021	469,811
December 31, 2022	425,735
December 31, 2023	386,682
December 31, 2024	386,682
December 31, 2025 and thereafter	12,045,965
Total	$13,959,277

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of June 30, 2020, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of June 30, 2020, ten of our wholly-owned hotels operated under management agreements with Our Town (see Note 9).  The management agreements expire on March 31, 2025, and may be extended for up to two additional periods of five years each, subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.  As of April 1, 2020, the DoubleTree Resort by Hilton Hollywood Beach and the rental program and condominium association of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences operated under management agreements with Our Town.

Franchise Agreements – As of June 30, 2020, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently expire between November 2021 and October 2030.  On July 31, 2017, we allowed the franchise agreement on the Hilton Savannah DeSoto to expire. The property has been rebranded as The DeSoto and operates as an independent hotel.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	June 30, 2020	December 31, 2019	Per Share
Series B Preferred Stock	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,554,610	1,554,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,200,000	1,200,000	$0.515625

(1)

As previously announced, the record dates for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020 to shareholders of record as of March 31, 2020 have each been declared and the payment of dividends on all classes of the Company’s preferred stock has been deferred.  There are undeclared and cumulative preferred dividends, as of June 30, 2020 of approximately $2.2 million.

The Company is required to pay cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share.  Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions and are payable when declared.  The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates. When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (collectively, the “Preferred Stock”) are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s Preferred Stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the Preferred Stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

On March 17, 2020, the Company announced that it was deferring payment of Sotherly’s previously announced declared distributions for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020. No distributions have been declared for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending June 30, 2020.

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

The total arrearage of unpaid cash dividends due on each of the two Series B Preferred Stock, two Series C Preferred Stock and two Series D Preferred Stock through June 30, 2020 is $1,610,000, $1,530,320 and $1,237,500, respectively.  Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared.  As of June 30, 2020, the undeclared cumulative preferred dividends were approximately $2.2 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	June 30, 2020	December 31, 2019	Per Unit
Series B Preferred Units	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,554,610	1,554,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,200,000	1,200,000	$0.515625

(1)

As previously announced, the record dates for the dividends on the Operating Partnership’s Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units that were to be paid April 15, 2020 to unitholders of record as of March 31, 2020 have each been declared and the payment of dividends on all classes of the Operating Partnership’s preferred units has been deferred. The are undeclared and cumulative preferred distributions as of June 30, 2020, of approximately $2.2 million.

The Operating Partnership pays cumulative cash distributions on the preferred units at rates in the above table per annum of the $25.00 liquidation preference per unit.  Holders of the Operating Partnership’s preferred units are entitled to receive distributions when authorized by the Operating Partnership’s general partner out of assets legally available for the payment of distributions.  The preferred units are not redeemable by the holders, have no maturity date and are not convertible into any other security of the Operating Partnership or its affiliates.

In September 2019, the Operating Partnership issued 202,469 units of 7.875% Series C Preferred Units to the Company for net proceeds of approximately $4.9 million.

In April and May 2019, the Operating Partnership issued 1,200,000 units of 8.25% Series D Preferred Units, to the Company for net proceeds after all estimated expenses of approximately $28.4 million.

In September and December 2018, the Operating Partnership issued a total of 52,141 units of 7.875% Series C Preferred Units, to the Company for net proceeds after all estimated expenses of approximately $1.0 million.

In October 2017, the Operating Partnership issued 1,300,000 units of 7.875% Series C Preferred Units, to the Company for net proceeds after all estimated expenses of approximately $30.5 million.   The Operating Partnership used the net proceeds to redeem in full the Operating Partnership’s 7% Notes and for working capital.

8. Common Stock and Units

Common Stock – As of June 30, 2020, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

During 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.  There have been no more purchases of shares of common stock made by the ESOP in 2018, 2019 or during the three months ended June 30, 2020.

The following is a schedule of issuances, since January 1, 2019, of the Company’s common stock and related units of the Operating Partnership:

On May 1, 2020, one holder of units in the Operating Partnership redeemed 57,687 units for an equivalent number of shares in the Company’s common stock

On February 3, 2020, the Company was issued 17,250 units in the Operating Partnership and awarded shares of restricted stock to its independent directors.

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

As of June 30, 2020 and December 31, 2019, the Company had 14,881,267 and 14,272,378 shares of common stock outstanding, respectively.

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

As of June 30, 2020 and December 31, 2019, the total number of Operating Partnership units outstanding was 16,062,768 and 16,000,518, respectively.

As of June 30, 2020 and December 31, 2019, the total number of outstanding Operating Partnership units not owned by the Company was 1,181,501 and 1,728,140, respectively, with a fair market value of approximately $3.0 million and $11.7 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. Chesapeake Hospitality is owned and controlled by individuals including Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and a sibling of our Chairman.  As of June 30, 2020, Kim E. Sims and Christopher L. Sims, beneficially owned, directly or indirectly, approximately 24.8% and 24.8%, respectively, of the total outstanding ownership interests of Chesapeake Hospitality.  Prior to November 2019, Andrew M. Sims, our Chairman, owned approximately 19.3% of the total outstanding ownership interests of Chesapeake Hospitality, all of which have since been sold. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At June 30, 2020 and December 31, 2019, we were due $0 and $81,223, respectively, from Chesapeake Hospitality.

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

Base management and administrative fees earned by Chesapeake Hospitality for our properties was $0 and approximately $1.3 million for the three months ended June 30, 2020 and 2019, respectively and for the six months ended June 30, 2020 and 2019 were approximately $0.2 million and approximately $2.6 million, respectively.  In addition, estimated incentive management fees of $0 and $15,098 were accrued for the three months ended June 30, 2020 and 2019, respectively and for the six months ended June 30, 2020 and 2019 were $0 and $164,428, respectively.  On July 15, 2019 we notified Chesapeake Hospitality of our intent not to renew or extend the management agreements for ten of our wholly-owned hotels when they expire on January 1, 2020.

Employee Medical Benefits – Prior to March 31, 2020, we purchased employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees that are employed by Chesapeake Hospitality that worked exclusively for our hotel properties that were managed by Chesapeake Hospitality. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $0 and approximately $1.4 million for the three months ended June 30, 2020 and 2019, respectively and for the six months ended June 30, 2020 and 2019 were approximately $0.2 million and $2.9 million, respectively.

Workers’ Compensation Insurance – Prior to December 31. 2019, pursuant to our management agreements with Chesapeake Hospitality, we paid the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that worked exclusively for the properties managed by Chesapeake Hospitality. For the three months ended June 30, 2020 and 2019, we paid $0 and approximately $0.2 million, respectively and for the six months ended June 30, 2020 and 2019 were approximately $0.1 million and $0.5 million, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Our Town Hospitality. Our Town is currently the management company for eleven of our twelve wholly owned hotels.  Our Town is a majority-owned subsidiary of Newport Hospitality Group, Inc (“Newport”).  As of June 30, 2020, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 19.5% and 2.5%, respectively, of the total outstanding ownership interests of Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town and have certain governance rights. The following is a summary of the transactions between Our Town and us:

Management Agreements – On September 6, 2019, we entered into a master agreement with Newport and Our Town related to the management of ten of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement (as amended, the “OTH Master Agreement”), as well as a series of individual hotel management agreements (each an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”) for the management of ten of our hotels.  On April 1, 2020, we engaged Our Town to manage one additional wholly-owned hotel and two condominium resort rental programs.  Sotherly agreed to provide Our Town with initial working capital of up to $1.0 million as an advance on the management fees that we will owe to Our Town under the OTH Hotel Management Agreements.  The advanced funds will be offset against future management fees otherwise payable to Our Town by means of a 25% reduction in such fees each month during 2020.  Any management fee advances not recouped in such fashion will be deemed satisfied at the end of 2020.  As of June 30, 2020, and December 31, 2019, Sotherly had advanced approximately $0.7 million and $0.6 million, respectively, to Our Town as initial working capital.  In addition, the OTH Master Agreement provides for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2025 but shall be extended beyond 2025 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

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

Base management and administrative fees earned by Our Town for our properties was approximately $0.1 million and $0 for the three months ended June 30, 2020 and 2019, respectively and for the six months ended June 30, 2020 and 2019 were approximately $0.9 million and $0, respectively.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5 year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third party owner of the property.  Lease payments due to the Company were $40,301 and $0 for the three months ended June 30, 2020 and 2019, respectively and for the six months ended June 30, 2020 and 2019 were $80,596 and $0, respectively.

Credit Agreement – On December 13, 2019, we entered into a credit agreement with Our Town effective January 1, 2020, pursuant to which Sotherly agreed to provide Our Town with a working capital line of credit, the agreement, as amended, allows Our Town to borrow up to $850,000.  Our Town may draw against the line of credit from time to time prior to January 1, 2021 when the facility becomes payable in full.  Interest will accrue on the outstanding balance at 3.5% per annum and is payable quarterly in arrears.  In the event of a default under the credit agreement, we have the right to offset any outstanding unpaid balance against amounts we owe to Our Town under the OTH Hotel Management Agreements.  As of June 30, 2020, the outstanding credit balance under the credit agreement was approximately $0.6 million.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town that work exclusively for our properties and elect to participate in Our Town’s self-insured plan.  Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.5 million and $0 for the three months ended June 30, 2020 and 2019, respectively and for the six months ended June 30, 2020 and 2019 were approximately $1.8 million and $0, respectively.

Loan Receivable – Affiliate. As of June 30, 2020 and December 31, 2019, approximately $4.1 million and $4.2 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chairman, as Corporate Counsel and Compliance Officer and Robert E. Kirkland IV, her husband, as our General Counsel.  We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation, including salary and benefits, for the three months ended June 30, 2020 and 2019 totaled $104,797 and $102,679, and for the six months ended June 30, 2020 and 2019 were $226,754 and $206,290, respectively for all three individuals.

During the three-month period ending June 30, 2020 and 2019, the Company reimbursed $0  and $53,560, respectively and for the six months ended June 30, 2020 and 2019 were $0 and $87,258, respectively to a partnership controlled by our Chairman for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution to consist of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. We ceased making matching employer contributions effective May 16, 2020.  Contributions to the plan totaled $9,989 and $22,700 for the three months ended June 30, 2020 and 2019, respectively and for the six months ended June 30, 2020 and 2019 were $42,841 and $50,561, respectively.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of June 30, 2020, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market for approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 122,687 and 85,110 shares with a fair value of $309,171 and $592,364 remained allocated or committed to be released from the suspense account as of June 30, 2020 and 2019, respectively.  We recognized as compensation cost $13,144 and $133,253 during the six months ended June 30, 2020 and 2019, respectively.  The remaining 556,801 unallocated shares have an approximate fair value of $1.4 million, as of June 30, 2020.  At June 30, 2020, the ESOP held a total of 104,625 allocated shares, 18,062 committed-to-be-released shares and 556,801 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	June 30, 2020			December 31, 2019
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	104,625	$263,655	66,295	$449,480
Committed to be released shares	18,062	45,516	38,377	260,196
Total Allocated and Committed-to-be-Released	122,687	$309,171	104,672	$709,676

Unallocated shares	556,801	1,403,138	574,816	3,897,252

Total ESOP Shares	679,488	$1,712,309	679,488	$4,606,928

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$1,062,253	$4,450,705	$4,847,385	$8,684,028
General and administrative	1,801,298	3,999,951	5,735,313	7,812,424
Repairs and maintenance	968,331	1,962,867	2,835,012	3,983,460
Utilities	988,704	1,503,863	2,404,106	3,010,526
Property taxes	1,508,929	1,731,001	3,318,286	3,461,466
Management fees, including incentive	133,416	1,341,497	1,004,406	2,739,187
Franchise fees	216,555	1,373,004	1,201,580	2,501,755
Insurance	729,200	922,868	1,519,695	1,673,810
Information and telecommunications	463,958	619,837	1,052,515	1,242,915
Other	57,121	268,107	193,308	453,809
Total indirect hotel operating expenses	$7,929,765	$18,173,700	$24,111,606	$35,563,380

12. Income Taxes

The components of the income tax (benefit) provision for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$(92,333)	$—	$(92,333)
State	23,362	37,424	65,312	70,902
	23,362	(54,909)	65,312	(21,431)
Deferred:
Federal	(3,524,779)	726,912	(4,920,858)	926,518
State	(760,339)	143,353	(993,667)	228,426
Subtotals	(4,285,118)	870,265	(5,914,525)	1,154,944
Change in deferred tax valuation allowance	4,285,118	-	11,326,609	-
	-	870,265	5,412,084	1,154,944
	$23,362	$815,356	$5,477,396	$1,133,513

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss available to common stockholders for basic computation	$(17,124,612)	$(731,711)	$(31,448,313)	$(2,385,473)
Denominator
Weighted average number of common shares outstanding	14,862,249	14,222,378	14,837,891	14,219,418
Weighted average number of Unearned ESOP Shares	(559,130)	(595,943)	(563,223)	(600,730)
Total weighted average number of common shares outstanding for basic computation	14,303,119	13,626,435	14,274,668	13,618,688
Basic net loss per share	$(1.20)	$(0.05)	$(2.20)	$(0.18)

Income Per Unit – The computation of basic and diluted net loss per unit is presented below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss available to general and limited partnership unitholders for basic computation	$(18,489,980)	$(823,067)	$(34,011,096)	$(2,683,778)
Denominator
Weighted average number of general and limited partnership units outstanding	16,062,768	16,000,518	16,057,745	15,997,558
Basic net loss per general and limited partnership unit	$(1.15)	$(0.05)	$(2.12)	$(0.17)

14. Subsequent Events

On July 15, 2020, we entered into a forbearance agreement with the lender for the mortgage loan on the Hyatt Centric Arlington.  Pursuant to the agreement, scheduled payments of interest due between April 1, 2020 and August 1, 2020 are deferred and are to be repaid no later than August 1, 2021 as operating cash flow from the property allows.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Sheraton and Hyatt Centric, as well as independent hotels.  We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels.   As of June 30, 2020, our portfolio consisted of the following hotel properties:

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
(2)

Reflects only those condominium units that were participating in the rental program as of June 30, 2020.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 92.6% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

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

Effects of COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. Following the government mandates and health official recommendations, we significantly reduced operations at all of our hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses.  All of our hotels have remained open on a limited basis in order to serve the needs of the community – with the exception of the rental programs at our condominium hotels, which were temporarily closed for April and May. The Company expects that maintaining the current limited operations will allow us to increase capacity at individual hotels as demand returns and the CDC and state guidelines allow for an easing of travel and other business restrictions, provided we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.

COVID-19 has had a significant negative impact on the Company’s operations and financial results both during the second quarter and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations.  While the duration and full extent of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, stay-at-home directives and travel orders are lifted, consumer confidence is restored and there is a substantial recovery in the economy. At a minimum, the Company expects the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through the remainder of 2020. In response to the impact of COVID-19 on the Company’s operations, we have taken the following health and safety and cost-reduction measures at the property and corporate levels:

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
•

We have engaged in discussions with our lenders regarding relief from financial covenants for current and future periods – especially those where failure to satisfy those covenants is an “Event of Default”.

The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our ability to access capital. In April 2020, we failed to make principal or interest payments under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default, and which pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period such Event of Default persists. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans and the lender under our Hilton Hollywood Beach mortgage has that right.  If the lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt. We are actively negotiating terms of proposed forbearance agreement and waiver with the lender similar to those we have obtained from lenders secured by our other hotel properties.

As of June 30, 2020, we were not in compliance with the financial covenants in the loan agreement secured by the DoubleTree by Hilton Philadelphia Airport.  Under the terms of the loan agreement, non-compliance constituted an “Event of Default” which pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period such Event of Default persists.  Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans and the lender under our DoubleTree by Hilton Philadelphia Airport mortgage has that right.  If the lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt. We are actively negotiating terms of a waiver and additional forbearance with the lender.

As of June 30, 2020, we were not in compliance with the financial covenants in the loan agreements secured by the Hotel Alba and the Whitehall.  Under the terms of the forbearance agreements, a waiver has been obtained through the quarters ended December 31, 2020 and September 30, 2021, respectively.  The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time.  However, as long as the effects of the COVID-19 pandemic continue, our future business operations, including the results of operations, cash flows and financial position will be significantly affected.  We believe it is probable that over the course of the next four to six quarters we may fail to satisfy the financial covenants in these and other mortgage loan agreements. If we fail to obtain additional waivers, forbearance arrangements, or loan modifications, our lenders could declare us in default and require repayment of the outstanding balance on the mortgage loan.  If that were to occur, we may not have sufficient funds to pay that mortgage debt.  We believe we will be successful in obtaining waivers, forbearance arrangements or loan modifications but cannot provide assurance we will be able to do so on acceptable terms or at all.

As of June 30, 2020, we had approximately $18.5 million in unrestricted cash and approximately $6.4 million in restricted cash.  During the three months ended June 30, 2020, we utilized cash, cash and equivalents and restricted cash of approximately $7.9 million.   The uncertainty regarding the duration and extent of the reduction in hotel demand caused by the pandemic creates uncertainty regarding our future cash flows.  If our cash utilization going forward is consistent with the quarter ended June 30, 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.  Additionally, because any forbearance agreements, loan modifications or waivers would be granted at the sole discretion of the lenders, we have determined that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. U.S. GAAP requires that in making this determination, we cannot consider future fundraising activities, whether through equity or debt offerings or dispositions of hotel properties, or the likelihood of obtaining forbearance agreements or covenant waivers, all of which are outside of the Company's control. Management believes that prospectively obtaining forbearance agreements, loan modifications and waivers from our lenders may remove the reason for the determination of substantial doubt. However, any such concession may lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining waivers as described above, we believe we could raise additional funds, if needed, through a combination of hotel dispositions or debt or equity financings.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and six months ended June 30, 2020 and 2019, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics), as well as eleven wholly-owned properties in the portfolio that were under the Company’s control during the six months ended June 30, 2020 and the corresponding period in 2019 (“same-store” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms at the Hyde Resort & Residences or the Hyde Beach House, and the same-store data does not reflect the performance of our interests in the Hyde Resort & Residences and the Hyde Beach House.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences and the Hyde Beach House during the six months ended June 30, 2020 and the corresponding periods in 2019.  As of June 30, 2019, there were no participating condominium hotel rooms at the Hyde Beach House.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Actual Portfolio Metrics
Occupancy %	11.5%	77.4%	33.0%	73.8%
ADR	$117.60	$163.48	$151.23	$164.47
RevPAR	$13.53	$126.59	$49.85	$121.33
Same-Store Portfolio Metrics
Occupancy %	12.1%	76.2%	33.2%	73.0%
ADR	$118.36	$155.65	$149.95	$159.76
RevPAR	$14.29	$118.62	$49.82	$116.61
Composite Portfolio Metrics
Occupancy %	10.5%	76.3%	31.4%	73.1%
ADR	$122.51	$167.87	$160.71	$170.91
RevPAR	$12.91	$128.05	$50.50	$124.97

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Revenue.  Total revenue for the three months ended June 30, 2020 decreased approximately $46.2 million, or 89.7%, to approximately $5.3 million compared to total revenue of approximately $51.5 million for the three months ended June 30, 2019. The decrease in revenue for the three months ended June 30, 2020, resulted from all of our hotel properties being affected by the COVID-19 pandemic and the resulting reduction of travel by group business, event holders and conferences, transient consumers, along with the reduction of foreign travelers due to the closing of U.S. borders and closing of local businesses.

Room revenue decreased approximately $32.5 million, or 89.3%, to approximately $3.9 million for the three months ended June 30, 2020 compared to room revenue of approximately $36.4 million for the three months ended June 30, 2019.  The decrease in room revenue for the three months ended June 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction of hotel occupancy.

Food and beverage revenues decreased approximately $10.7 million, or 98.6%, to approximately $0.2 million for the three months ended June 30, 2020 compared to food and beverage revenues of approximately $10.9 million for the three months ended June 30, 2019.   The decrease in food and beverage revenues for the three months ended June 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic, the resulting reduction of hotel occupancy and cancellation of scheduled events.

Revenue from other operating departments decreased approximately $3.1 million, or 71.0%, to approximately $1.2 million for the three months ended June 30, 2020 compared to revenue from other operating departments of approximately $4.3 million for the three months ended June 30, 2019.  The decrease in other operating departments revenue for the three months ended June 30, 2020 resulted from all of our hotel properties being affected by the COVID-19 pandemic, the resulting reduction of hotel occupancy and cancellation of scheduled events. Our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida was the only property with a positive increase in other operating departments revenue of approximately $0.1 million.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, decreased approximately $25.5 million, or 70.8%, to approximately $10.5 million for the three months ended June 30, 2020, compared to total hotel operating expenses of approximately $36.0 million for the three months ended June 30, 2019.  The decrease in hotel operating expenses for the three months ended June 30, 2020 resulted from all of our properties affected by the COVID-19 pandemic and the resulting reduction of hotel occupancy.  The one exception was our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida, which was the only property with a positive increase in other hotel operating expense of approximately $0.4 million, since it was a new operation during the current period.

Rooms expense for the three months ended June 30, 2020 decreased approximately $6.7 million, or 79.2%, to approximately $1.7 million compared to rooms expense for the three months ended June 30, 2019 of approximately $8.4 million.  The decrease in rooms expense for the three months ended June 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction of hotel occupancy.

Food and beverage expenses for the three months ended June 30, 2020 decreased approximately $7.5 million, or 98.4%, to approximately $0.1 million compared to food and beverage expenses of approximately $7.6 million for the three months ended June 30, 2019. The net decrease in food and beverage expenses for the three months ended June 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction of hotel occupancy.

Expenses from other operating departments decreased approximately $1.0 million, or 59.8%, to approximately $0.7 million for the three months ended June 30, 2020 compared to expenses from other operating departments of approximately $1.7 million for the three months ended June 30, 2019.  The decrease in expenses from other operating departments for the three months ended June 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction of hotel occupancy. Our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida was the only property with a positive increase in other operating departments expenses of approximately $0.3 million, since it was a new operation during the current period.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2020 decreased approximately $10.3 million, or 56.4%, to approximately $7.9 million compared to indirect expenses of approximately $18.2 million for the three months ended June 30, 2019.  The decrease in indirect expenses for the three months ended June 30, 2020 resulted from all properties with decreases in management fees, sales and marketing, franchise fees, repairs and maintenance, energy and utilities, information and communications and other indirect expenses affected by the COVID-19.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2020 decreased approximately $0.1 million, or 2.3%, to approximately $5.0 million compared to depreciation and amortization of approximately $5.1 million for the three months ended June 30, 2019.  The decrease in depreciation was mainly related to our properties in Philadelphia, Pennsylvania and Atlanta Georgia from prior year changes in estimated useful lives and disposals, with a decrease of approximately $0.2 million, with an aggregate increase in depreciation and amortization of approximately $0.1 million for the remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended June 30, 2020 decreased approximately $0.3 million, or 21.0%, to approximately $1.2 million compared to corporate general and administrative expenses of approximately $1.5 million for the three months ended June 30, 2019.  The decrease in corporate general and administrative expenses was mainly due to decreased salaries, travel and professional fees by approximately $0.4 million, with some offsetting increase in legal fees of approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended June 30, 2020 decreased approximately $0.4 million, or 7.2%, to approximately $4.7 million, as compared to interest expense of approximately $5.1 million for the three months ended June 30, 2019.  The decrease in interest expense for the three months ended June 30, 2020, was substantially related to the repayment of the 7.25% unsecured notes, which accounted for a decrease of approximately $0.2 million compared to the three-month period ending June 30, 2019.  We also had decreases in amortization of deferred financing costs for the 7.25% unsecured notes and the Tampa Loan of approximately $0.1 million compared to the three-month period ending June 30, 2019.

Interest Income.  Interest income for the three months ended June 30, 2020 decreased by approximately $0.1 million, or 53.7%, to approximately $0.1 million compared to interest income of approximately $0.2 million for the three months ended June 30, 2019.   The decrease is due to lower amounts of interest-bearing cash and cash equivalents held during the three-month period ending June 30, 2020 compared to the three-month period ending June 30, 2019.

Unrealized Loss on Hedging Activities.  As of June 30, 2020, the fair market value of our interest rate caps is $904, and the fair market value of our interest rate swap liability is approximately $3.9 million.  The unrealized loss on hedging activities during the three months ended June 30, 2020, was approximately $0.2 million and during the three months ended June 30, 2019, the unrealized loss on hedging activities was approximately $0.8 million.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the three months ended June 30, 2020 increased to $14,168 compared to $0 gain on involuntary conversion of assets for the three months ended June 30, 2019.  During September 2019, we had mechanical failure and flooding damage from failure of the sewer system resulting in damage to the boiler at The DeSoto property with a one-time involuntary conversion in the amount of $14,168 during the current period.

Income Taxes.  We had an income tax provision of approximately $23,362 for the three months ended June 30, 2020 compared to an income tax provision of approximately $0.8 million for the three months ended June 30, 2019.  Our MHI TRS Entities realized operating losses for each of the three months ended June 30, 2020 and 2019.  During the first quarter of this year, we reduced our deferred tax assets through the establishment of a 100% valuation allowance of approximately $5.4 million, during the three month period ending June 30, 2020, we increased the valuation allowance by approximately $5.9 million to approximately $11.3 million, as of June 30, 2020.

Net Loss.  We realized a net loss for the three months ended June 30, 2020 of approximately $16.3 million compared to a net income of approximately $1.1 million for the three months ended June 30, 2019, because of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Revenue.  Total revenue for the six months ended June 30, 2020 decreased approximately $56.4 million, or 57.0%, to approximately $42.5 million compared to total revenue of approximately $98.9 million for the six months ended June 30, 2019. The decrease in revenue for the six months ended June 30, 2020, resulted from all of our hotel properties being affected by the COVID-19 pandemic and the resulting reduction of travel by group business, event holders and conferences, transient consumers, along with the reduction of foreign travelers due to the closing of U.S. borders and closing of local businesses.

Room revenue decreased approximately $40.7 million, or 58.7%, to approximately $28.6 million for the six months ended June 30, 2020 compared to room revenue of approximately $69.3 million for the six months ended June 30, 2019.  The decrease in room revenue for the six months ended June 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction of hotel occupancy.

Food and beverage revenues decreased approximately $12.3 million, or 59.7%, to approximately $8.3 million for the six months ended June 30, 2020 compared to food and beverage revenues of approximately $20.6 million for the six months ended June 30, 2019.   The decrease in food and beverage revenues for the six months ended June 30, 2020 resulted from all of our properties which were affected by the COVID-19 pandemic and resulting reduction of hotel occupancy.

Revenue from other operating departments decreased approximately $3.5 million, or 38.3%, to approximately $5.5 million for the six months ended June 30, 2020 compared to revenue from other operating departments of approximately $9.0 million for the six months ended June 30, 2019.  The decrease in other operating departments revenue for the six months ended June 30, 2020 resulted from all of our hotel properties being affected by the COVID-19 pandemic and the resulting reduction of hotel occupancy.  The exceptions were our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida and the hotel property in Tampa, Florida, which had an aggreagate positive increase in other operating departments revenue of approximately $0.7 million.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, decreased approximately $27.5 million, or 39.2%, to approximately $42.7 million for the six months ended June 30, 2020, compared to total hotel operating expenses of approximately $70.2 million for the six months ended June 30, 2019.  The decrease in hotel operating expenses for the six months ended June 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction of hotel occupancy.  Our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida was the only property with a positive increase in other hotel operating expense of approximately $1.0 million, since it was a new operation during the current period.

Rooms expense for the six months ended June 30, 2020 decreased approximately $7.4 million, or 45.5%, to approximately $8.8 million compared to rooms expense for the six months ended June 30, 2019 of approximately $16.2 million.  The decrease in rooms expense for the six months ended June 30, 2020 resulted mainly from all of our properties affected by the COVID-19 pandemic and resulting reduction of hotel occupancy.

Food and beverage expenses for the six months ended June 30, 2020 decreased approximately $8.0 million, or 54.4%, to approximately $6.7 million compared to food and beverage expenses of approximately $14.8 million for the six months ended June 30, 2019. The net decrease in food and beverage expenses for the six months ended June 30, 2020 resulted from all of our properties affected by the COVID-19 pandemic and resulting reduction of hotel occupancy.

Expenses from other operating departments decreased approximately $0.7 million, or 18.7%, to approximately $3.0 million for the six months ended June 30, 2020 compared to expenses from other operating departments of approximately $3.7 million for the six months ended June 30, 2019.  The decrease in expenses from other operating departments for the six months ended June 30, 2020 resulted from all of our properties affected by the COVID-19 pandemic and resulting reduction of hotel occupancy. Our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida and the hotel property in Tampa, Florida, were two properties with an aggregate positive increase in other operating departments expenses of approximately $0.8 million.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2020 decreased approximately $11.5 million, or 32.2%, to approximately $24.1 million compared to indirect expenses of approximately $35.6 million for the six months ended June 30, 2019.  The decrease in indirect expenses for the six months ended June 30, 2020 resulted from all properties with decreases in management fees, sales and marketing, franchise fees, repairs and maintenance, energy and utilities, information and communications and other indirect expenses, with the exception of the Hyde Beach House Resort & Residences in Hollywood, Florida was the only property with a positive increase of expenses by approximately $0.4 million.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2020 decreased approximately $1.1 million, or 10.4%, to approximately $10.0 million compared to depreciation and amortization of approximately $11.1 million for the six months ended June 30, 2019.  The decrease in depreciation was mainly related to our properties in Philadelphia, Tampa, Florida and Atlanta Georgia from prior year changes in estimated useful lives and disposals, with a decrease of approximately $1.4 million.  There was also an aggregate increase in depreciation and amortization of approximately $0.3 million from our remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the six months ended June 30, 2020 decreased approximately $0.1 million, or 4.1%, to approximately $3.1 million compared to corporate general and administrative expenses of approximately $3.2 million for the six months ended June 30, 2019.  The decrease in corporate general and administrative expenses was mainly due to decreased salaries.

Interest Expense.  Interest expense for the six months ended June 30, 2020 decreased approximately $1.1 million, or 10.7%, to approximately $9.3 million, as compared to interest expense of approximately $10.4 million for the six months ended June 30, 2019.  The decrease in interest expense for the six months ended June 30, 2020, was substantially related to the reduction of the 7.25% unsecured notes, which accounted for a decrease of approximately $0.8 million compared to the six-month period ending June 30, 2019.

Interest Income.  Interest income for the six months ended June 30, 2020 decreased by $122,467, or 48.1%, to $132,341 compared to interest income of $254,808 for the six months ended June 30, 2019.   The decrease is due to lower amounts of interest-bearing cash and cash equivalents held during the three-month period ending June 30, 2020 compared to the six-month period ending June 30, 2019.

Unrealized Gain (Loss) on Hedging Activities.  As of June 30, 2020, the fair market value of our interest rate caps is $904, and the fair market value of our interest rate swap liability is approximately $3.9 million.  The unrealized loss on hedging activities during the six months ended June 30, 2020, was approximately $1.8 million and during the six months ended June 30, 2019, the unrealized loss on hedging activities was approximately $1.3 million.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the six months ended June 30, 2020 decreased approximately $0.1 million to $26,607 compared to $161,334 gain on involuntary conversion of assets for the six months ended June 30, 2019.  During September 2019, we had mechanical failure and flooding damage from failure of the sewer system resulting in damage to the boiler at The DeSoto property with a one-time involuntary conversion during the current period.

Income Taxes.  We had an income tax provision of approximately $5.5 million for the six months ended June 30, 2020 compared to an income tax provision of approximately $1.1 million for the six months ended June 30, 2019.  The income tax provision was primarily derived from a reduction of our deferred tax assets and through the establishment of a 100% valuation allowance of approximately $5.4 million, during the three months ending March 31, 2020.  During the three month period ending June 30, 2020, we increased the valuation allowance by approximately $5.9 million to approximately $11.3 million, as of June 30, 2020.

Our MHI TRS Entities realized operating losses for each of the six months ended June 30, 2020 and 2019.

Net (Loss)/Income.  We realized a net loss for the six months ended June 30, 2020 of approximately $29.6 million compared to a net income of approximately $0.8 million for the six months ended June 30, 2019, because of the operating results discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the six months ended June 30, 2020 and 2019:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss available to common stockholders	$(17,124,612)	$(731,711)	$(31,448,313)	$(2,385,473)
Add: Net loss attributable to noncontrolling interest	(1,365,368)	(91,356)	(2,562,783)	(298,305)
Depreciation and amortization - real estate	4,972,125	5,094,339	9,939,574	11,108,206
Gain on involuntary conversion of assets	(14,168)	—	(26,607)	(161,334)
(Gain) loss on disposal of assets	(451)	31,179	(451)	27,171
FFO available to common stockholders and unitholders	$(13,532,474)	$4,302,451	$(24,098,580)	$8,290,265
Decrease in deferred income taxes	—	870,265	5,412,084	1,154,944
Amortization	20,982	14,036	36,409	28,904
Termination fee	—	—	(72,960)	—
Loss on early extinguishment of debt	—	1,152,356	—	1,152,356
Unrealized loss on hedging activities	214,876	837,822	1,800,508	1,328,432
Adjusted FFO available to common stockholders and unitholders	$(13,296,616)	$7,176,930	$(16,922,539)	$11,954,901

Weighted average number of shares outstanding, basic	14,303,119	13,626,435	14,274,668	13,618,688

Weighted average number of non-controlling units	1,181,501	1,778,140	1,210,345	1,778,140

Weighted average number of shares and units outstanding, basic	15,484,620	15,404,575	15,485,013	15,396,828

FFO per common share and unit	$(0.87)	$0.28	$(1.56)	$0.54

Adjusted FFO per common share and unit	$(0.86)	$0.47	$(1.09)	$0.78

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the six months ended June 30, 2020 and 2019:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss available to common stockholders	$(17,124,612)	$(731,711)	$(31,448,313)	$(2,385,473)
Add: Net loss attributable to noncontrolling interest	(1,365,368)	(91,356)	(2,562,783)	(298,305)
Interest expense	4,719,796	5,088,121	9,281,636	10,393,235
Interest income	(72,001)	(155,512)	(132,366)	(254,808)
Income tax provision	23,362	815,356	5,477,396	1,133,513
Depreciation and amortization	4,993,107	5,108,375	9,975,983	11,137,110
Distributions to preferred stockholders	2,188,910	1,972,382	4,377,821	3,442,890
EBITDA	(6,636,806)	12,005,655	(5,030,626)	23,168,162
(Gain) loss on disposal of assets	(451)	31,179	(451)	27,171
Loss on early extinguishment of debt	—	1,152,356	—	1,152,356
Gain on involuntary conversion of assets	(14,168)	—	(26,607)	(161,334)
Subtotal	(6,651,425)	13,189,190	(5,057,684)	24,186,355
Corporate general and administrative	1,227,808	1,554,934	3,107,933	3,239,378
Unrealized loss on hedging activities	214,876	837,822	1,800,508	1,328,432
Hotel EBITDA	$(5,208,741)	$15,581,946	$(149,243)	$28,754,165

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sale of common and preferred stock, debt financing and proceeds from hotel dispositions.  Our principal uses of cash are acquisition of hotel properties, improvements to hotel properties, debt service, share repurchases operating costs, corporate expenses and distributions to holders of common and preferred shares (and units).   As of June 30, 2020, we had approximately $18.5 million of unrestricted cash and $6.4 million of restricted cash.

Operating Activities.  Cash flow used in operating activities for the six months ended June 30, 2020 was approximately $4.9 million generally consisting of net cash flow from hotel operations.

Investing Activities.  During the six months ended June 30, 2020, we used approximately $3.0 million on capital expenditures which related to the routine replacement of furniture, fixtures and equipment. The Operating Partnership received a payment on its loan to the Company totalling approximately $0.1 million.

Financing Activities. During the six months ended June 30, 2020, the Company received proceeds of approximately $10.7 million from unsecured PPP loans and made distributions to holders of its common and preferred shares of approximately $4.2 million.  The Operating Partnership made distributions to holders of its common and preferred units of approximately $4.3 million.  The Company and Operating Partnership also made payments of deferred financing costs of approximately $0.1 million and made principal payments on its mortgages of approximately $1.6 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  In response to the COVID-19 pandemic, we postponed all major non-essential capital expenditures.  We expect total capital expenditures to be approximately $4.4 million for 2020 and will continue to evaluate our needs for replacement of furniture, fixtures and equipment, the impact of COVID-19 pandemic on hotel demand, our liquidity and the overall economic environment.

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

Liquidity and Capital Resources

The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results both during the first quarter and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations.  While the duration and full financial impact of the reduction in hotel demand caused by the pandemic, contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, stay-at-home directives and travel orders are lifted, consumer confidence is restored and an economic recovery commences.  At a minimum, the Company expects that the COVID-19 pandemic to have a significant impact on our results of operations, financial position and cash flow through the remainder of 2020. In response to these negative impacts, we took a number of actions to reduce costs and preserve liquidity as described in this Quarterly Report and the accompanying notes to financial statements. The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our ability to access capital.

As of June 30, 2020, we had total cash of approximately $24.9 million.  During the three months ended June 30, 2020, we utilized cash, cash and equivalents and restricted cash of approximately $7.9 million.   The uncertainty regarding the duration and extent of the reduction in hotel demand caused by the pandemic creates uncertainty regarding our future cash flows.  If our cash utilization going forward is consistent with the quarter ended June 30, 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.

As described in “-- Effects of COVID-19 Pandemic on Our Business” above, we borrowed an aggregate amount of approximately $10.7 million in PPP Loans and have sought forbearances and loan modifications with the lenders under the loan agreements secured by our hotels.  Two of our property-level loan agreements are currently operating under an Event of Default and the lenders under those loans could accelerate the payment of principal and interest on those mortgages. We are actively negotiating terms of proposed forbearance agreements, and waivers for non-compliance for those mortgages as well as other loan agreements under which we are likely to trigger a default in over the next four quarters as the effects of the COVID-19 pandemic on our business continue.  If we fail to obtain additional waivers, forbearance arrangements or loan modifications, our lenders could declare us in default and require repayment of the outstanding balance on the mortgage loan.  If that were to occur, we may not have sufficient funds to pay that mortgage debt.  We believe we will be successful in obtaining necessary waivers, forbearance arrangements and loan modifications from our mortgage lenders but cannot provide assurance we will be able to do so on acceptable terms or at all.

In addition, certain of our loan agreements also contain cash trap provisions that have been, or which we expect will be, triggered as the performance of our hotel properties secured by those agreements decline and some of our lenders have added cash trap provisions to the loan modification agreements containing payment forbearance terms.  As those provisions are triggered or implemented, substantially all of the cash flow generated by those hotel properties is deposited into a lock box account and swept into cash management accounts for the benefit of the respective lenders.  These provisions affect our liquidity requirements until such time the cash trap is no longer in effect.

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

Other than scheduled monthly mortgage loan principal payments, we do not have any upcoming mortgage debt obligations that are scheduled to mature in 2020.  We have approximately $8.4 million in mortgage loan principal obligations maturing in August 2021, which relates to the mortgage on the DoubleTree by Hilton Laurel, after accounting for anticipated reductions in scheduled monthly principal payments. If the effects of the COVID-19 pandemic continue through the second quarter of 2021, we expect that additional capital will be required in order to repay that mortgage when it matures.

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

Financial Covenants

Mortgage Loans

Our mortgage loan agreements contain various financial covenants directly related to the financial performance of the collateralized properties.  Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, disruption caused by renovation activity, major weather disturbances, general economic conditions as well as the effects of the ongoing global pandemic.

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

As described in “-- Effects of COVID-19 Pandemic on our Business” and “--Liquidity and Capital Resources” above, the DoubleTree by Hilton Philadelphia Airport is currently operating under an Event of Default resulting from non-compliance with the financial covenants in the mortgage loan agreement.  The lender under that mortgage loan could accelerate the payment of principal and interest on that mortgage.  In addition, we failed to comply with the financial covenants included in the terms of the mortgage agreements on the Hotel Alba and Whitehall hotels, but were able to obtain waivers from the respective lenders.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”.  As of June 30, 2020, we were not in compliance with such financial covenants included in the mortgage agreements on the DoubleTree Resort by Hilton Hollywood Beach and the DoubleTree by Hilton Jacksonville Riverfront.  As such, our lenders may exercise their right to initiate a “cash trap” provisions.  As those provisions are triggered or implemented, substantially all of the cash flow generated by those hotel properties is deposited into a lock box account and swept into cash management accounts for the benefit of the respective lenders.

Dividend Policy

As approved by its board of directors and announced on March 17, 2020, the Company has suspended its regular quarterly cash common stock dividends in order to preserve liquidity as a result of the impact from the COVID-19 pandemic.  The amount of future common stock (and Operating Partnership unit) distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements and other factors, which the Company’s board of directors deems relevant.  The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.  As previously announced, the record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020 to shareholders of record as of March 31, 2020 have each been declared and the payment of dividends on all classes of the Company’s preferred stock has been deferred. The Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the outstanding preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

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

There were no charges for impairment of hotel properties recorded for the six months ended June 30, 2020.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our MHI TRS Entities, we have recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2020 to $0.  We regularly evaluate the likelihood that our MHI TRS Entities will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  As of June 30, 2020, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will not be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.

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

As of June 30, 2020, we had approximately $319.5 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and including the PPP Loan of $10.7 Million, with a fixed rate of 1.0% and approximately $50.6 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.66%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, DoubleTree by Hilton Raleigh Brownstone-University and The Whitehall remains at approximately $50.6 million, the balance at June 30, 2020, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.5 million.

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

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020.

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

The total arrearage of unpaid cash dividend due on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through August 10, 2020 is $1,610,000, $1,530,320 and $1,237,500, respectively.

Mortgage Debt

As of the date of filing, we failed to make principal or interest payments under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach (the “Hollywood Mortgage”) which constituted an Event of Default.  Pursuant to the terms of the Hollywood Mortgage loan agreement, such Event of Default may cause an increase in the interest rate on the outstanding loan balance for the period such Event of Default persists.  Following an Event of Default, our lender under the Hollywood Mortgage can elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the hotel property that is security for such loan.  If the lender were to accelerate the payment of principal and interest, we would likely not have sufficient funds to pay that mortgage debt.  We are actively negotiating terms of a proposed forbearance agreement and waiver for the Hollywood Mortgage similar to those we have obtained from lenders secured by our other hotel properties.

The principal amount on the Hollywood Mortgage is $55,878,089.  The arrearage of unpaid scheduled principal and interest due on this loan through August 10, 2020 is $1,594,552.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: August 10, 2020	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: August 10, 2020	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer