Form 10-Q
period 2020-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2020-11-09
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of November 1, 2020, there were 14,881,267 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2020 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 7 – Preferred Stock and Units;
•	Note 8 – Common Stock and Units;
•	Note 13 – Loss Per Share and Per Unit; and
•	Part I, Item 4 - Controls and Procedures;
•	Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds; and
•	Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment in hotel properties, net	$432,180,657	$443,267,448
Cash and cash equivalents	15,484,560	23,738,066
Restricted cash	7,697,508	4,246,170
Accounts receivable, net	1,437,230	4,812,479
Accounts receivable - affiliate	148,320	101,771
Prepaid expenses, inventory and other assets	9,260,763	5,648,772
Deferred income taxes	—	5,412,084
TOTAL ASSETS	$466,209,038	$487,226,790
LIABILITIES
Mortgage loans, net	$357,002,952	$358,633,884
Unsecured notes, net	10,719,100	—
Accounts payable and accrued liabilities	36,115,988	20,189,903
Advance deposits	1,361,525	2,785,338
Dividends and distributions payable	4,277,070	4,210,494
TOTAL LIABILITIES	$409,476,635	$385,819,619
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,610,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,554,610 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	15,546	15,546
8.25% Series D cumulative redeemable perpetual preferred stock, liquidation preference $25 per share, 1,200,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	12,000	12,000
Common stock, par value $0.01, 69,000,000 shares authorized, 14,881,267 shares issued and outstanding at September 30, 2020 and 14,272,378 shares issued and outstanding at December 31, 2019.	148,812	142,723
Additional paid-in capital	180,134,597	180,515,861
Unearned ESOP shares	(3,917,594)	(4,105,637)
Distributions in excess of retained earnings	(115,173,422)	(73,990,690)
Total Sotherly Hotels Inc. stockholders’ equity	61,236,039	102,605,903
Noncontrolling interest	(4,503,636)	(1,198,732)
TOTAL EQUITY	56,732,403	101,407,171
TOTAL LIABILITIES AND EQUITY	$466,209,038	$487,226,790

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$10,327,164	$29,253,447	$38,957,907	$98,561,643
Food and beverage department	1,166,014	8,997,948	9,465,179	29,584,705
Other operating departments	2,921,300	4,300,780	8,493,762	13,336,834
Total revenue	14,414,478	42,552,175	56,916,848	141,483,182
EXPENSES
Hotel operating expenses
Rooms department	3,199,346	8,064,771	12,033,911	24,264,623
Food and beverage department	799,028	7,036,887	7,531,235	21,795,051
Other operating departments	1,071,077	1,352,205	4,044,313	5,007,651
Indirect	10,498,795	17,194,148	34,610,401	52,757,527
Total hotel operating expenses	15,568,246	33,648,011	58,219,860	103,824,852
Depreciation and amortization	4,959,750	4,980,168	14,935,733	16,117,278
Loss on disposal of assets	137,014	4,918	136,563	32,088
Corporate general and administrative	1,159,207	1,768,912	4,267,141	5,008,290
Total operating expenses	21,824,217	40,402,009	77,559,297	124,982,508
NET OPERATING (LOSS) INCOME	(7,409,739)	2,150,166	(20,642,449)	16,500,674
Other income (expense)
Interest expense	(4,237,866)	(4,722,456)	(13,519,502)	(15,115,690)
Interest income	46,116	102,768	178,483	357,576
Loss on early extinguishment of debt	—	—	—	(1,152,356)
Unrealized gain (loss) on hedging activities	415,467	(226,491)	(1,385,041)	(1,554,924)
Gain on exercise of development right	—	3,940,000	—	3,940,000
Gain on involuntary conversion of assets	13,518	130,569	40,125	291,902
Net (loss) income before income taxes	(11,172,504)	1,374,556	(35,328,384)	3,267,182
Income tax (provision) benefit	133,233	694,190	(5,344,164)	(439,323)
Net (loss) income	(11,039,271)	2,068,746	(40,672,548)	2,827,859
Less: Net loss attributable to noncontrolling interest	968,273	13,337	3,531,056	311,642
Net (loss) income attributable to the Company	(10,070,998)	2,082,083	(37,141,492)	3,139,501
Declared and undeclared distributions to preferred stockholders	(2,188,910)	(2,188,910)	(6,566,731)	(5,631,799)
Net loss attributable to common stockholders	$(12,259,908)	$(106,827)	$(43,708,223)	$(2,492,298)
Net loss per share attributable to common stockholders
Basic	$(0.86)	$(0.01)	$(3.06)	$(0.18)
Weighted average number of common shares outstanding
Basic	14,331,647	13,636,706	14,293,799	13,624,760

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2019	4,364,610	$43,646	14,272,378	$142,723	$180,515,861	$(4,105,637)	$(73,990,690)	$(1,198,732)	$101,407,171
Net loss	—	—	—	—	—	—	(12,134,789)	(1,197,416)	(13,332,205)
Issuance of common stock	—	—	2,250	22	14,153	—	—	—	14,175
Issuance of restricted common stock awards	—	—	60,000	600	93,900	—	—	—	94,500
Conversion of units in Operating Partnership to shares of common stock	—	—	488,952	4,890	(344,624)	—	—	339,734	—
Amortization of ESOP shares	—	—	—	—	(6,694)	69,329	—	—	62,635
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(765,160)	—	(765,160)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(618,750)	—	(618,750)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,852,333)	(161,095)	(2,013,428)
Balances at March 31, 2020 (unaudited)	4,364,610	$43,646	14,823,580	$148,235	$180,290,791	$(4,036,308)	$(90,166,722)	$(2,217,509)	$84,062,133
Net loss	—	—	—	—	—	—	(14,935,702)	(1,365,368)	(16,301,070)
Conversion of units in Operating Partnership to shares of common stock	—	—	57,687	577	(33,093)	—	—	32,516	—
Amortization of ESOP shares	—	—	—	—	(102,729)	59,357	—	—	(43,372)
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at June 30, 2020 (unaudited)	4,364,610	$43,646	14,881,267	$148,812	$180,173,164	$(3,976,951)	$(105,102,424)	$(3,550,361)	$67,735,886
Net loss	—	—	—	—	—	—	(10,070,998)	(968,273)	(11,039,271)
Conversion of units in Operating Partnership to shares of common stock	—	—	—	—	(14,998)	—	—	14,998	—
Amortization of ESOP shares	—	—	—	—	(41,764)	59,357	—	—	17,593
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at September 30, 2020 (unaudited)	4,364,610	$43,646	14,881,267	$148,812	$180,134,597	$(3,917,594)	$(115,173,422)	$(4,503,636)	$56,732,403

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2018	2,962,141	$29,621	14,209,378	$142,093	$147,085,112	$(4,379,742)	$(61,052,418)	$441,706	$82,266,372
Net loss	—	—	—	—	—	—	(183,256)	(206,949)	(390,205)
Issuance of restricted common stock awards	—	—	13,000	130	92,203	—	—	—	92,333
Amortization of ESOP shares	—	—	—	—	(1,141)	67,234	—	—	66,093
Amortization of restricted stock awards	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(665,507)	—	(665,507)
Common stock, $0.125/share dividends and distributions declared	—	—	—	—	—	—	(1,699,906)	(222,268)	(1,922,174)
Balances at March 31, 2019 (unaudited)	2,962,141	$29,621	14,222,378	$142,223	$147,184,199	$(4,312,508)	$(64,406,087)	$12,489	$78,649,937
Net income	—	—	—	—	—	—	1,240,671	(91,356)	1,149,315
Issuance of preferred stock	1,200,000	12,000	—	—	28,365,519	—	—	—	28,377,519
Amortization of ESOP shares	—	—	—	—	—	67,160	—	—	67,160
Amortization of restricted stock awards	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(665,507)	—	(665,507)
Series D Preferred Stock, $0.41823/share	—	—	—	—	—	—	(501,876)	—	(501,876)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,682,359)	(231,158)	(1,913,517)
Balances at June 30, 2019 (unaudited)	4,162,141	$41,621	14,222,378	$142,223	$175,557,743	$(4,245,348)	$(66,820,158)	$(310,025)	$104,366,056
Net income	—	—	—	—	—	—	2,082,083	(13,337)	2,068,746
Issuance of preferred stock	202,469	2,025	—	—	4,858,988	—	—	—	4,861,013
Amortization of ESOP shares	—	—	—	—	(9,525)	69,784	—	—	60,259
Amortization of restricted stock awards	—	—	—	—	8,025	—	—	—	8,025
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(765,160)	—	(765,160)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(618,750)	—	(618,750)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,760,476)	(231,158)	(1,991,634)
Balances at September 30, 2019 (unaudited)	4,364,610	$43,646	14,222,378	$142,223	$180,415,231	$(4,175,564)	$(68,687,461)	$(554,520)	$107,183,555

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(40,672,548)	$2,827,859
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,935,733	16,117,278
Amortization of deferred financing costs	427,269	650,638
Amortization of mortgage premium	(18,511)	(18,511)
Gain on exercise of development right	—	(3,940,000)
Gain on involuntary conversion of assets	(40,125)	(291,902)
Unrealized loss on hedging activities	1,385,041	1,554,924
Loss on disposal of assets	136,563	32,088
Loss on early extinguishment of debt	—	1,152,356
ESOP and stock - based compensation	193,998	309,920
Changes in assets and liabilities:
Accounts receivable	3,375,249	468,577
Prepaid expenses, inventory and other assets	(3,664,500)	(1,395,457)
Deferred income taxes	5,412,084	452,169
Accounts payable and other accrued liabilities	14,324,726	4,211,459
Advance deposits	(1,423,813)	(418,188)
Accounts receivable - affiliate	(46,549)	175,909
Net cash (used in) provided by operating activities	(5,675,383)	21,889,119
Cash flows from investing activities:
Acquisitions of hotel properties	—	(6,346,378)
Improvements and additions to hotel properties	(3,656,991)	(10,846,325)
Proceeds from involuntary conversion	40,125	291,902
Proceeds from the disposal of assets	—	4,934
Net cash used in investing activities	(3,616,866)	(16,895,867)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	33,238,532
Proceeds from unsecured notes	10,719,100	—
Redemption of unsecured notes	—	(25,250,000)
Payments on mortgage loans	(1,948,989)	(4,582,990)
Payments of deferred financing costs	(90,702)	(106,950)
Dividends on common stock and distributions paid	(2,000,418)	(5,994,302)
Preferred dividends paid	(2,188,910)	(4,913,396)
Net cash provided by (used in) financing activities	4,490,081	(7,609,106)
Net decrease in cash, cash equivalents and restricted cash	(4,802,168)	(2,615,854)
Cash, cash equivalents and restricted cash at the beginning of the period	27,984,236	37,868,281
Cash, cash equivalents and restricted cash at the end of the period	$23,182,068	$35,252,427
Supplemental disclosures:
Cash paid during the period for interest	$6,754,085	$13,995,139
Cash paid (received) during the period for income taxes	$122,782	$(46,695)
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$300,050	$335,331

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment in hotel properties, net	$432,180,657	$443,267,448
Cash and cash equivalents	15,484,560	23,738,066
Restricted cash	7,697,508	4,246,170
Accounts receivable, net	1,437,230	4,812,479
Accounts receivable - affiliate	148,320	101,771
Loan receivable - affiliate	4,049,272	4,209,630
Prepaid expenses, inventory and other assets	9,260,763	5,648,772
Deferred income taxes	—	5,412,084
TOTAL ASSETS	$470,258,310	$491,436,420
LIABILITIES
Mortgage loans, net	$357,002,952	$358,633,884
Unsecured notes, net	10,719,100
Accounts payable and other accrued liabilities	36,115,988	20,189,903
Advance deposits	1,361,525	2,785,338
Dividends and distributions payable	4,277,070	4,268,978
TOTAL LIABILITIES	$409,476,635	$385,878,103

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,610,000 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,554,610 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	36,461,955	36,461,955
8.25% Series D cumulative redeemable perpetual preferred units, liquidation preference $25 per unit, 1,200,000 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	28,377,509	28,377,509
General Partner:160,629 units and 160,006 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	(130,339)	315,959
Limited Partners: 15,902,140 units and 15,790,512 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	(41,693,981)	2,636,363
TOTAL PARTNERS’ CAPITAL	60,781,675	105,558,317
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$470,258,310	$491,436,420

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$10,327,164	$29,253,447	$38,957,907	$98,561,643
Food and beverage department	1,166,014	8,997,948	9,465,179	29,584,705
Other operating departments	2,921,300	4,300,780	8,493,762	13,336,834
Total revenue	14,414,478	42,552,175	56,916,848	141,483,182
EXPENSES
Hotel operating expenses
Rooms department	3,199,346	8,064,771	12,033,911	24,264,623
Food and beverage department	799,028	7,036,887	7,531,235	21,795,051
Other operating departments	1,071,077	1,352,205	4,044,313	5,007,651
Indirect	10,498,795	17,194,148	34,610,401	52,757,527
Total hotel operating expenses	15,568,246	33,648,011	58,219,860	103,824,852
Depreciation and amortization	4,959,750	4,980,168	14,935,733	16,117,278
Loss on disposal of assets	137,014	4,918	136,563	32,088
Corporate general and administrative	1,159,207	1,768,912	4,267,141	5,008,290
Total operating expenses	21,824,217	40,402,009	77,559,297	124,982,508
NET OPERATING (LOSS) INCOME	(7,409,739)	2,150,166	(20,642,449)	16,500,674
Other income (expense)
Interest expense	(4,237,866)	(4,722,456)	(13,519,502)	(15,115,690)
Interest income	46,116	102,768	178,483	357,576
Loss on early extinguishment of debt	—	—	—	(1,152,356)
Unrealized gain (loss) on hedging activities	415,467	(226,491)	(1,385,041)	(1,554,924)
Gain on exercise of development right	—	3,940,000	—	3,940,000
Gain on involuntary conversion of assets	13,518	130,569	40,125	291,902
Net (loss) income before income taxes	(11,172,504)	1,374,556	(35,328,384)	3,267,182
Income tax (provision) benefit	133,233	694,190	(5,344,164)	(439,323)
Net (loss) income	(11,039,271)	2,068,746	(40,672,548)	2,827,859
Declared and undeclared distributions to preferred unit holders	(2,188,910)	(2,188,910)	(6,566,731)	(5,631,799)
Net loss attributable to general and limited partnership unit holders	$(13,228,181)	$(120,164)	$(47,239,279)	$(2,803,940)
Net loss attributable per general and limited partner unit
Basic	$(0.82)	$(0.01)	$(2.94)	$(0.18)
Weighted average number of general and limited partner units outstanding
Basic	16,062,768	16,000,518	16,059,431	15,998,556

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2019	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,006	$315,959	15,840,512	$2,636,363	$105,558,317
Issuance of partnership units	—	—	—	—	623	945	61,628	107,730	108,675
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	765	—	75,716	76,481
Preferred unit distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(765,160)	—	—	—	—	—	(765,160)
Series D Preferred Units, $0.515625/unit	—	—	—	(618,750)	—	—	—	—	(618,750)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(19,271)	—	(2,068,888)	(2,088,159)
Net loss	—	805,000	765,160	618,750	—	(155,211)	—	(15,365,904)	(13,332,205)
Balances at March 31, 2020 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,629	$143,369	15,902,140	$(14,596,970)	$88,152,394
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(312)	—	(30,989)	(31,301)
Net loss	—	—	—	—	—	(163,011)	—	(16,138,059)	(16,301,070)
Balances at June 30, 2020 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,629	$(19,772)	15,902,140	$(30,748,005)	$71,838,218
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(356)	—	(35,111)	(35,467)
Net loss	—	—	—	—	—	(110,393)	—	(10,928,878)	(11,039,271)
Balances at September 30, 2020 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,629	$(130,339)	15,902,140	$(41,693,981)	$60,781,675

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2018	2,962,141	$37,766,531	$31,493,723	$—	159,876	$452,165	15,827,642	$16,943,816	$86,656,235
Issuance of general and limited partnership units	—	—	—	—	130	923	12,870	91,410	92,333
Amortization of restricted units awards	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	908	—	89,860	90,768
Preferred unit distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(665,507)	—	—	—	—	—	(665,507)
Partnership units, $0.125/unit distributions declared	—	—	—	—	—	(17,806)	—	(1,985,071)	(2,002,877)
Net loss	—	805,000	665,507	—	—	(18,607)	—	(1,842,105)	(390,205)
Balances at March 31, 2019 (unaudited)	2,962,141	$37,766,531	$31,493,723	$—	160,006	$417,663	15,840,512	$13,305,855	$82,983,772
Issuance of preferred partnership units	1,200,000	—	—	28,377,519	—	—	—	—	28,377,519
Amortization of restricted units awards	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	1,730	—	171,299	173,029
Preferred units distributions declared:
Series B Preferred Units, $0.50/share	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/share	—	—	(665,507)	—	—	—	—	—	(665,507)
Series D Preferred Units, $0.41823/share	—	—	—	(501,875)	—	—	—	—	(501,875)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(16,622)	—	(2,063,444)	(2,080,066)
Net loss	—	805,000	665,507	501,875	—	(8,231)	—	(814,836)	1,149,315
Balances at June 30, 2019 (unaudited)	4,162,141	$37,766,531	$31,493,723	$28,377,519	160,006	$394,620	15,840,512	$10,606,819	$108,639,212
Issuance of preferred partnership units	202,469	—	4,861,013	—	—	—	—	—	4,861,013
Amortization of restricted units awards	—	—	—	—	—	80	—	7,945	8,025
Unit based compensation	—	—	—	—	—	877	—	86,842	87,719
Preferred units distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(765,160)	—	—	—	—	—	(765,160)
Series D Preferred Units, $0.515625/unit	—	—	—	(618,750)	—	—	—	—	(618,750)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(18,487)	—	(2,061,567)	(2,080,054)
Net income	—	805,000	765,160	618,750	—	(1,202)	—	(118,962)	2,068,746
Balances at September 30, 2019 (unaudited)	4,364,610	$37,766,531	$36,354,736	$28,377,519	160,006	$375,888	15,840,512	$8,521,077	$111,395,751

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(40,672,548)	$2,827,859
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,935,733	16,117,278
Amortization of deferred financing costs	427,269	650,638
Amortization of mortgage premium	(18,511)	(18,511)
Gain on exercise of development right	—	(3,940,000)
Gain on involuntary conversion of assets	(40,125)	(291,902)
Unrealized loss on hedging activities	1,385,041	1,554,924
Loss on disposal of assets	136,563	32,088
Loss on early extinguishment of debt	—	1,152,356
ESOP and unit - based compensation	164,215	467,924
Changes in assets and liabilities:
Accounts receivable	3,375,249	468,577
Prepaid expenses, inventory and other assets	(3,664,500)	(1,395,457)
Deferred income taxes	5,412,084	452,169
Accounts payable and other accrued liabilities	14,324,726	4,211,459
Advance deposits	(1,423,813)	(418,188)
Accounts receivable - affiliate	(46,549)	175,909
Net cash (used in) provided by operating activities	(5,705,166)	22,047,123
Cash flows from investing activities:
Acquisitions of hotel properties	—	(6,346,378)
Improvements and additions to hotel properties	(3,656,991)	(10,846,325)
ESOP loan payments received	160,358	175,731
Proceeds from involuntary conversion	40,125	291,902
Proceeds from the disposal of assets	—	4,934
Net cash used in investing activities	(3,456,508)	(16,720,136)
Cash flows from financing activities:
Proceeds from issuance of preferred units, net	—	33,238,532
Proceeds from unsecured notes	10,719,100	—
Redemption of unsecured notes	—	(25,250,000)
Payments on mortgage loans	(1,948,989)	(4,582,990)
Payments of deferred financing costs	(90,702)	(106,950)
Distributions on general and limited partnership interests	(2,130,993)	(6,328,037)
Distributions on preferred partnership interests	(2,188,910)	(4,913,396)
Net cash provided by (used in) financing activities	4,359,506	(7,942,841)
Net decrease in cash, cash equivalents and restricted cash	(4,802,168)	(2,615,854)
Cash, cash equivalents and restricted cash at the beginning of the period	27,984,236	37,868,281
Cash, cash equivalents and restricted cash at the end of the period	$23,182,068	$35,252,427
Supplemental disclosures:
Cash paid during the period for interest	$6,751,870	$13,993,340
Cash paid during the period for income taxes	$122,782	$(46,695)
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$300,050	$335,331

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

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Operating Partnership, the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership.  The Company, as general partner, conducts substantially all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership.  Additionally, the Company is entitled to reimbursement for any expenditures incurred by it on the Operating Partnership’s behalf.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at September 30, 2020 was approximately 92.6% owned by the Company, through its subsidiaries leases the hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership.  As of September 30, 2020, the MHI TRS Entities engaged eligible independent hotel management companies, Highgate Hotels, L.P. (“Highgate Hotels”) and Our Town Hospitality, LLC (“Our Town”) to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we”, “us”, “our” and “Sotherly” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

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

COVID-19 has had a significant negative impact on the Company’s operations and financial results both during the second quarter and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations.  While the duration and full extent of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and there is a substantial recovery in the economy. At a minimum, the Company expects the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through the remainder of 2020 and well into 2021.

In response to those negative impacts, we took a number of actions to reduce costs and preserve liquidity.  The Company’s board of directors suspended quarterly cash dividends on shares of the Company’s common stock and deferred payment of dividends on its 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”). We also suspended most planned capital expenditure projects, and reduced the compensation of our executive officers, board of directors and employees.  Working closely with our hotel managers, we significantly reduced our hotels’ operating expenses.

The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our access to capital and could increase our cost of capital. As a result of the negative impacts of the pandemic and the ongoing market uncertainty, in April and May 2020, three of our wholly-owned subsidiaries sought and received funding under the federal Paycheck Protection Program (the “PPP”) provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief and Economic Security Act, as amended (the “CARES Act”).  Pursuant to the terms of the loan agreements and promissory notes entered into with lenders under the PPP, we borrowed an aggregate amount of approximately $10.7 million (the “PPP Loans”).

We also sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties. As of September 30, 2020, we failed to make three consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default, and which, pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period during which such Event of Default persists.  Following an Event of Default, our lenders (including the lender under our DoubleTree Resort by Hilton Hollywood Beach mortgage) can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans.  If the DoubleTree Resort by Hilton Hollywood Beach mortgage lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt.   In addition, we failed to meet the financial covenants under the mortgage agreement which triggered a “cash trap” requiring substantially all the profit generated by our hotel to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender.  We are currently negotiating an amendment to that loan agreement and have not received a Notice of Default.

As of September 30, 2020, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba, and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021; (ii) the lender on the Hotel Alba mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender; and (iii) the lender on The Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $2.5 million as of September 30, 2020, subject to certain withdrawal privileges.

As of September 30, 2020, we had failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront and the Georgian Terrace, which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University, we agreed to a “cash trap” until the property meets the criteria in the forbearance agreement for exiting the “cash trap”.

The duration of the disruptions caused by the COVID-19 pandemic on global, national and local economies, and, in particular, on the hospitality industry in the United States, cannot be reasonably estimated at this time.  However, as long as the effects of the COVID-19 pandemic continue, our future business operations, including the results of operations, cash flows and financial position will be significantly affected.  We believe it is probable that over the course of the next four to six quarters we may fail to satisfy financial covenants in the above-described and certain other mortgage loan agreements.  If we fail to obtain the requisite waivers, our lenders could declare us in default and require repayment of the outstanding balances on the relevant mortgage loans.  If that were to occur, we may not have sufficient funds to pay the applicable mortgage debt.  While we believe we will be successful in obtaining waivers, forbearance arrangements and loan modifications, we cannot provide assurance that we will be able to do so on acceptable terms or at all.

As of September 30, 2020, we had approximately $15.5 million in unrestricted cash and approximately $7.7 million in restricted cash.  During the six months ended September 30, 2020, we utilized cash, cash and equivalents and restricted cash of approximately $9.6 million.  The uncertainty regarding the duration and extent of the reduction in hotel demand caused by the pandemic creates corresponding uncertainty regarding our future cash flows.  If our cash utilization going forward is consistent with the two quarters ended September 30, 2020 and we do not raise additional capital or receive continued forbearance, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.  Additionally, because any forbearance agreements, waivers or loan modifications would be granted at the sole discretion of the lenders, we have determined that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. U.S. generally accepted accounting principles (“U.S. GAAP”) requires that in making this determination, we cannot consider future fundraising activities, whether through equity or debt offerings or dispositions of hotel properties, or the likelihood of obtaining forbearance agreements, covenant waivers or loan modifications, all of which are outside of the Company's control. Management believes that obtaining forbearance agreements, waivers or loan modifications from our lenders may remove the reason for the determination of substantial doubt. However, any such arrangement may lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining concessions from lenders as described above, we believe we could raise additional funds, if needed, through a combination of hotel dispositions or debt or equity financings.

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

On May 20, 2019, the Operating Partnership redeemed the entire $25.0 million aggregate principal amount of its 7.25% Notes, at a redemption price equal to 101% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest up to, but not including, the redemption date.

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

The Operating Partnership and certain of its subsidiaries have received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act.  Each PPP Loan has a term of five years and carries an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.  The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.

On April 16, 2020, our Operating Partnership entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500.

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

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties, which are recorded at fair value on acquisition date and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the statements of operations. Expenditures which constitute additions or improvements that extend the life of the property are capitalized.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2020 and December 31, 2019 were $368,742 and $413,354, respectively. Amortization expense for the three-month periods ended September 30, 2020 and 2019, totaled $14,850 and $14,869, respectively, and for the nine-month periods ended September 30, 2020 and 2019, totaled $44,612 and $43,773, respectively.

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

We adopted this standard on January 1, 2019. We elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. We also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for our future obligations under the acquired operating ground lease, equipment, office space, parking and land leases for which we are the lessee. See Notes 4 and 6 to the accompanying financial statements for additional disclosures on the adoption of this standard.  As of September 30, 2020, we had right of use assets of approximately $8.2 million, net and lease obligations of approximately $6.4 million.  The right-of-use assets are included in investments in hotel properties, net and in prepaid expenses, inventory and other assets and the lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of September 30, 2020 and December 31, 2019, respectively):

	Level 1	Level 2	Level 3
December 31, 2019
Interest Rate Caps (1)	$—	$4,504	$—
Interest Rate Swap (2)	$—	$(2,064,709)	$—
Mortgage loans (3)	$—	$(363,229,617)	$—
September 30, 2020
Interest Rate Cap (1)	$—	$473	$—
Interest Rate Swap (2)	$—	$(3,439,984)	$—
Mortgage loans (3)	$—	$(364,298,561)	$—

(1)	Interest rate cap, which cap the 1-month LIBOR rate at 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

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

Revenue Recognition – Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary services. Room revenue is recognized over a customer’s hotel stay. Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the commission earned from the third party. If the

Company is the principal, the Company recognizes revenue based upon the gross sales price. Some contracts for rooms or food and beverage services require an upfront deposit which is recorded as advanced deposits (or contract liabilities) and recognized once the performance obligations are satisfied and shown on our consolidated balance sheets.

Certain of the Company’s hotels have retail spaces, restaurants or other spaces which the Company leases to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included in other operating revenues in the Company's consolidated statements of operations.

The Company collects sales, use, occupancy and similar taxes at its hotels which are presented on a net basis on the consolidated statements of operations.

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.3 million and $0.4 million, for the three months ended September 30, 2020 and 2019, respectively and approximately $0.9 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.

A schedule of minimum future lease payments receivable for the remaining three and twelve-month periods is as follows:

For the three months ending December 31, 2020	$404,103
December 31, 2021	1,455,987
December 31, 2022	1,387,499
December 31, 2023	1,390,979
December 31, 2024	1,400,280
December 31, 2025 and thereafter	8,282,740
Total	$14,321,588

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  As of September 30, 2020, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required.  As of September 30, 2020 and December 31, 2019, deferred tax assets totaled $0 and $5.4 million, respectively.

As of September 30, 2020 and December 31, 2019, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permits the grant of stock options, restricted stock, unrestricted stock and performance share compensation awards to its employees and directors for up to 350,000 and 750,000 shares of common stock, respectively. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the 2013 Plan, the Company has made stock awards totaling 238,600 shares, including 79,850 non-restricted shares and 158,750 restricted shares issued to certain executives and employees and to its independent directors.  All awards have vested except for: 15,000 shares issued to one employee, which will vest over 3 years; 30,000 shares issued to one employee, which will vest over 10 years; 15,000 shares issued to one employee, which will vest over 5 years; and 15,000 shares issued to the Company’s independent directors in February 2020, which will vest by December 31, 2020.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of September 30, 2020, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended September 30, 2020 and 2019 was $18,195 and $8,025, respectively and for the nine months ended September 30, 2020 and 2019 was $163,260 and $116,408, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the three months ended September 30, 2020 and 2019, the ESOP compensation cost was $19,197 and $60,259, respectively and for the nine months ended September 30, 2020 and 2019, the ESOP compensation cost was $81,740 and $193,513, respectively.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs were $50,566 and $132,227 for the three months ended September 30, 2020 and 2019, respectively and were $ 209,821 and $319,947 for the nine months ended September 30, 2020 and 2019, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During each of the three-month periods ending September 30, 2020 and 2019, we recognized $13,518 and approximately $0.1 million, respectively, and during the nine-month periods ending September 30, 2020 and 2019, we recognized $40,125 and approximately $0.3 million, respectively, in gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

Reclassifications – Certain amounts in the March 31, 2020 and June 30, 2020 Consolidated Statements of Changes in Equity have been reclassified to conform to the current period presentation.  These reclassifications had no impact on total stockholders’ equity or net income as previously reported.

New Accounting Pronouncements – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform.  The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023.  The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract.  In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment.  As of September 30, 2020, we have not entered into any contract modification as it directly relates to reference rate reform, but we anticipate having to undertake such modifications in the future.  While we anticipate the impact of this update may be to our benefit, we are still evaluating the overall impact.

3. Acquisition of Hotel Properties

Hyde Beach House Resort & Residences.  On September 26, 2019, we acquired a commercial condominium unit of the Hyde Beach House condominium hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $6.3 million.

The results of operations of the hotel commercial condominium unit are included in our consolidated financial statements from the date of the acquisition. The total revenue and net loss related to the acquisition for the period January 1, 2020 to September 30, 2020 are approximately $1.2 million and $1.3 million, respectively. There is no pro forma financial information since this is a new operation without prior historical information.

The allocation of the respective purchase price is based on fair value as follows:

Hyde Beach House
Land and land improvements	$500
Buildings and improvements	5,564,219
Furniture, fixtures and equipment	347,621
Favorable lease and other intangible assets	—
Investment in hotel properties	5,912,340
Accrued liabilities and other costs	—
Prepaid expenses, inventory and other assets	434,038
Net cash	$6,346,378

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019

Land and land improvements	$66,077,310	$66,031,443
Buildings and improvements	441,669,752	438,268,174
Right of use assets	6,109,383	6,452,259
Furniture, fixtures and equipment	55,623,128	55,392,434
	569,479,573	566,144,310
Less: accumulated depreciation and impairment	(137,298,916)	(122,876,862)
Investment in Hotel Properties, Net	$432,180,657	$443,267,448

Our review of possible impairment as of September 30, 2020 and December 31, 2019, resulted in no impairment on our investment in hotel properties, respectively.

5. Debt

Mortgage Loans, Net. As of September 30, 2020 and December 31, 2019, we had approximately $357.0 million and approximately $358.6 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	September 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2020	2019	Penalties	Date	Provisions	Rate
The DeSoto (1)	$32,820,733	$32,967,166	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	33,803,039	34,225,971	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,681,248	8,534,892	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,207,471	41,419,590	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 2.27%
DoubleTree Resort by Hilton Hollywood Beach (6)	55,878,089	56,057,218	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	42,738,529	43,335,291	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	17,946,480	18,000,104	None	6/30/2022	(8)	LIBOR plus 2.27%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	33,259,067	33,401,622	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,990,136	49,173,836	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,037,086	11,114,145	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,369,389	14,450,420	Yes	2/26/2023	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$359,031,267	$360,980,255
Deferred financing costs, net	(2,151,414)	(2,487,982)
Unamortized premium on loan	123,099	141,611
Total Mortgage Loans, Net	$357,002,952	$358,633,884

(1)	The note amortizes on a 25-year schedule and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.
(2)	The note is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(3)	The note is subject to a pre-payment penalty until April 2021. Prepayment can be made without penalty thereafter.
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
(12)

Through September 30, 2020, the note bears a floating interest rate of 1-month LIBOR plus 3.5%, subject to a floor rate of 4.0%, and is subject to prepayment penalties on a declining scale with a 3.0% penalty on or before the first anniversary date, a 2.0% penalty during the second anniversary year and a 1.0% penalty after the third anniversary date.  Subsequent to September 30, 2020, a forbearance agreement changed the rate and pre-payment penalties in effect.

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

DoubleTree by Hilton Laurel

(a) deferral of scheduled payments of principal and interest due from April 1, 2020 to September 30, 2020; (b) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; (c) any deferred principal is due and payable at maturity; and (d) subsequent to September 30, 2020, the lender agreed to defer principal payments for an additional three months, through January 5, 2021.  The maturity date under the loan modifications remains unchanged.

DoubleTree by Hilton Philadelphia Airport

(a) deferral of scheduled principal and interest under the note as well as the interest-rate swap due from April 1, 2020 to June 30, 2020; (b) July 1, 2020 payment of regular principal and interest was paid; (c) deferred principal is due and payable at maturity; and (d) subsequent to September 30, 2020, the lender agreed to defer principal, interest, and swap payments for August, September and October, and to defer principal payments through January 2021. The maturity date was extended by 3 months.

DoubleTree by Hilton Raleigh-Brownstone University	(a) deferral of scheduled interest payments due from April 1, 2020 to July 1, 2020 and (b) deferred interest is due and payable by August 1, 2021.
DoubleTree Resort by Hilton Hollywood Beach	n/a
Georgian Terrace	Release of FF&E reserves to fund up to 50% of debt service, taxes, and operating expenses.
Hotel Alba Tampa, Tapestry Collection by Hilton	Deferral of scheduled payments of principal due from April 1, 2020 to December 1, 2020.
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

As of September 30, 2020, we had failed to make three consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default and which, pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period during which such Event of Default persists.  Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel property that secures such loan.  In addition, we failed to meet the financial covenants under the mortgage agreement which triggered a “cash trap” requiring substantially all the profit generated by that hotel to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender.  We are currently negotiating an amendment to the loan agreement and have not received a Notice of Default.

As of September 30, 2020, we failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba, and The Whitehall.  We have received waivers of the financial covenants from the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021, from the lender on the Hotel Alba mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender, and from the lender on The Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $2.5 million as of September 30, 2020, subject to certain withdrawal privileges.

As of September 30, 2020, we had failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront and the Georgian Terrace, which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University, we agreed to a “cash trap” until the property meets the criteria in the forbearance agreement for exiting the “cash trap”.

Total future mortgage debt maturities for the remaining three and twelve-month periods, without respect to any extension of loan maturity or loan modification after September 30, 2020, were as follows:

For the three months ending December 31, 2020	$2,013,060
December 31, 2021	15,209,787
December 31, 2022	42,407,921
December 31, 2023	60,021,105
December 31, 2024	37,506,223
December 31, 2025 and thereafter	201,873,171
Total future maturities	$359,031,267

PPP Loans. The Operating Partnership and certain of its subsidiaries have received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act.  Each PPP Loan has a term of five years and carries an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.  The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.

On April 16, 2020, our Operating Partnership entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500.

On April 28, 2020, we entered into a promissory note and received proceeds of $9,432,900 under a PPP Loan from Fifth Third Bank, National Association.

On May 6, 2020, we entered into a second promissory note with Fifth Third Bank, National Association and received proceeds of $952,700 under a PPP Loan.

6. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of five optional five-year renewal periods expiring October 31, 2021. Rent expense for this operating lease for the three and nine months ended September 30, 2020, totaled $18,246 and $54,738, respectively and for the three and nine months ended September 30, 2019, totaled $18,246 and $54,738, respectively.

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

We lease land adjacent to the Hotel Alba for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  We signed a new agreement in April 2019, which commenced in July 2019, goes for five years and can be renewed for an additional five years.    The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years.  Rent expense for each of the three months ended September 30, 2020 and 2019, totaled $ 661 and $412, respectively and for the nine months ended September 30, 2020 and 2019, totaled $1,963 and $1,713, respectively.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020.  The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent.  The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.  Rent expense for the three-and nine-month periods ended September 30, 2020 totaled $56,042 and $167,706, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each.  Rent expense for the three months ended September 30, 2020 and 2019, was $28,166 and $141,587, respectively, and for the nine months ended September 30, 2020 and 2019 was $134,685 and $474,945, respectively.

We lease parking garage and poolside cabanas associated with the Hyde Beach House.  The parking and cabana lease requires us to make rental payments of $270,100 per year in base and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each.  Rent expense for the three months ended September 30, 2020 and 2019, was $67,749 and $0, respectively, and for the nine months ended September 30, 2020 and 2019 was $203,247 and $0, respectively.

We also lease certain storage facilities, furniture and equipment under agreements expiring between October 2021 and June 2025.

A schedule of minimum future lease payments for the following three and twelve-month periods is as follows:

For the three months ending December 31, 2020	$148,763
December 31, 2021	594,936
December 31, 2022	651,176
December 31, 2023	618,886
December 31, 2024	625,853
December 31, 2025 and thereafter	14,870,043
Total	$17,509,657

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of September 30, 2020, the Hyatt Centric Arlington hotel operated under a management agreement with Highgate Hotels L.P.  The management agreement has an initial term of three years expiring March 1, 2021.

As of September 30, 2020, ten of our wholly-owned hotels operated under management agreements with Our Town (see Note 9).  The management agreements expire on March 31, 2025 and may be extended for up to two additional periods of five years each, subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.  As of April 1, 2020, the DoubleTree Resort by Hilton Hollywood Beach and the rental program and condominium association of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences operated under management agreements with Our Town.

Franchise Agreements – As of September 30, 2020, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between November 2021 and October 2030.   Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	September 30, 2020	December 31, 2019	Per Share
Series B Preferred Stock	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,554,610	1,554,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,200,000	1,200,000	$0.515625

(1)

As previously announced, the record dates for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020 to shareholders of record as of March 31, 2020 have each been declared and the payment of dividends on all classes of the Company’s preferred stock has been deferred.  As of September 30, 2020, there are undeclared and cumulative preferred dividends, of approximately $4.4 million.

The Company is required to pay cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share.  Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions, payable when declared.  The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates. When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (collectively, the “Preferred Stock”) are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s Preferred Stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the Preferred Stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

On March 17, 2020, the Company announced that it was deferring payment of Sotherly’s previously announced declared distributions for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020.  No distributions have been declared for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending September 30, 2020.

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

The total declared and unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through September 30, 2020 is $805,000, $765,160 and $618,750, respectively.  Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared.  As of September 30, 2020, the undeclared cumulative preferred dividends were approximately $4.4 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	September 30, 2020	December 31, 2019	Per Unit
Series B Preferred Units	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,554,610	1,554,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,200,000	1,200,000	$0.515625

(1)

As previously announced, the record dates for the dividends on the Operating Partnership’s Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units that were to be paid April 15, 2020 to unitholders of record as of March 31, 2020 have each been declared and the payment of dividends on all classes of the Operating Partnership’s preferred units has been deferred. As of September 30, 2020, there are undeclared and cumulative preferred distributions of approximately $4.4 million.

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

The total declared and unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units through September 30, 2020 is $805,000, $765,160 and $618,750, respectively.  Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared.  As of September 30, 2020, the undeclared cumulative preferred dividends were approximately $4.4 million.

8. Common Stock and Units

Common Stock – As of September 30, 2020, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

During 2017, the ESOP purchased 682,500 shares of the Company’s common stock for approximately $4.9 million.  There have been no more purchases of shares of common stock made by the ESOP in 2018, 2019 or during the three months ended September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, the Company had 14,881,267 and 14,272,378 shares of common stock outstanding, respectively.

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

As of September 30, 2020 and December 31, 2019, the total number of Operating Partnership units outstanding was 16,062,768 and 16,000,518, respectively.

As of September 30, 2020 and December 31, 2019, the total number of outstanding Operating Partnership units not owned by the Company was 1,181,501 and 1,728,140, respectively, with a fair market value of approximately $2.1 million and $11.7 million, respectively, based on the price per share of the common stock on such respective dates.

9. Related Party Transactions

Chesapeake Hospitality. Chesapeake Hospitality is owned and controlled by individuals including Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and a sibling of our Chairman.  As of September 30, 2020, Kim E. Sims and Christopher L. Sims, beneficially owned, directly or indirectly, approximately 24.8% and 24.8%, respectively, of the total outstanding ownership interests of Chesapeake Hospitality.  Prior to November 2019, Andrew M. Sims, our Chairman, owned approximately 19.3% of the total outstanding ownership interests of Chesapeake Hospitality, all of which have since been sold. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At September 30, 2020 and December 31, 2019, we were due $0 and $81,223, respectively, from Chesapeake Hospitality.

Management Agreements – Prior to January 1, 2020, Chesapeake Hospitality was the manager for each of our hotels that we wholly-owned, with the exception of the Hyatt Centric Arlington, under various hotel management agreements. On January 1, 2020, the management agreements for ten of our wholly-owned hotels expired.  Those hotels are now managed by Our Town as described below.  Effective April 1, 2020, Chesapeake Hospitality no longer serves as manager for any of our properties and management of the remaining properties that had been managed by Chesapeake Hospitality were transitioned to Our Town.  Upon the termination of the last remaining individual hotel management agreements with Chesapeake Hospitality, the master agreement with Chesapeake Hospitality automatically terminated in accordance with its terms.  In connection with the termination of the individual hotel management agreements with Chesapeake Hospitality, we paid Chesapeake Hospitality approximately $0.2 million in aggregate termination fees.

The master agreement with Chesapeake Hospitality had an initial term of five-years but was automatically extended for so long as an individual management agreement remained in effect.  The base management fee under that agreement was 2.50%.

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

Base management and administrative fees earned by Chesapeake Hospitality for our properties were $0 and approximately $1.1 million for the three months ended September 30, 2020 and 2019, respectively and for the nine months ended September 30, 2020 and 2019 were approximately $0.2 million and approximately $3.6 million, respectively.  In addition, estimated incentive management fees were $0 and $(17,335) for the three months ended September 30, 2020 and 2019, respectively and for the nine months ended September 30, 2020 and 2019 were $40,375 and approximately $0.1 million, respectively.

Employee Medical Benefits – Prior to March 31, 2020, we purchased employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees that are employed by Chesapeake Hospitality that worked exclusively for our hotel properties that were managed by Chesapeake Hospitality. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $0 and approximately $1.4 million for the three months ended September 30, 2020 and 2019, respectively and for the nine months ended September 30, 2020 and 2019 were approximately $0.2 million and $4.2 million, respectively.

Workers’ Compensation Insurance – Prior to March 31, 2020, pursuant to our management agreements with Chesapeake Hospitality, we paid the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that worked exclusively for the properties managed by Chesapeake Hospitality. For the three months ended September 30, 2020 and 2019, we paid $0 and approximately $0.2 million, respectively and for the nine months ended September 30, 2020 and 2019 were approximately $0.1 million and $0.8 million, respectively, in premiums for the portion of the plan covering those employees that work exclusively for our properties under our management agreements with Chesapeake Hospitality.

Our Town Hospitality. Our Town is currently the management company for eleven of our twelve wholly owned hotels.  Our Town is a majority-owned subsidiary of Newport Hospitality Group, Inc. (“Newport”).  As of September 30, 2020, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 19.5% and 2.5%, respectively, of the total outstanding ownership interests in Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town and have certain governance rights. The following is a summary of the transactions with Our Town:

Management Agreements – On September 6, 2019, we entered into a master agreement with Newport and Our Town related to the management of ten of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement (as amended, the “OTH Master Agreement”), as well as a series of individual hotel management agreements (each an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”) for the management of ten of our hotels.  On April 1, 2020, we engaged Our Town to manage one additional wholly-owned hotel and two condominium resort rental programs.  We agreed to provide Our Town with initial working capital of up to $1.0 million as an advance on the management fees that we will owe to Our Town under the OTH Hotel Management Agreements.  The advanced funds will be offset against future management fees otherwise payable to Our Town by means of a 25% reduction in such fees each month during 2020.  Any management fee advances not recouped in such fashion will be deemed satisfied at the end of 2020.  As of September 30, 2020, and December 31, 2019, Sotherly

had advanced approximately $0.6 million and $0.6 million, respectively, to Our Town as initial working capital.  In addition, the OTH Master Agreement provides for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2025 but shall be extended beyond 2025 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

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

Base management and administrative fees earned by Our Town for our properties was approximately $0.4 million and $0 for the three months ended September 30, 2020 and 2019, respectively and for the nine months ended September 30, 2020 and 2019 were approximately $1.1 million and $0, respectively.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5 year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third party owner of the property.  Lease payments due to the Company were $40,301 and $0 for the three months ended September 30, 2020 and 2019, respectively and for the nine months ended September 30, 2020 and 2019 were $80,603 and $0, respectively.

Credit Agreement – On December 13, 2019, we entered into a credit agreement with Our Town effective January 1, 2020, pursuant to which Sotherly agreed to provide Our Town with a working capital line of credit. The agreement, as amended, allows Our Town to borrow up to $850,000.  Our Town may draw against the line of credit from time to time prior to January 1, 2021 when the facility becomes payable in full.  Interest will accrue on the outstanding balance at 3.5% per annum and is payable quarterly in arrears.  In the event of a default under the credit agreement, we have the right to offset any outstanding unpaid balance against amounts we owe to Our Town under the OTH Hotel Management Agreements.  As of September 30, 2020, the outstanding credit balance under the credit agreement was approximately $0.6 million.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town that work exclusively for our properties and elect to participate in Our Town’s self-insured plan.  Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.5 million and $0 for the three months ended September 30, 2020 and 2019, respectively and for the nine months ended September 30, 2020 and 2019 were approximately $2.3 million and $0, respectively.

Loan Receivable – Affiliate. As of September 30, 2020 and December 31, 2019, approximately $4.0 million and $4.2 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chairman, as Corporate Counsel and Compliance Officer and Robert E. Kirkland IV, her husband, as our General Counsel.  We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation, including salary and benefits, for the three months ended September 30, 2020 and 2019 totaled $104,644 and $103,585, and for the nine months ended September 30, 2020 and 2019 were $331,397 and $309,875, respectively for all three individuals.

During the three-month period ending September 30, 2020 and 2019, the Company reimbursed $0  and $26,157, respectively and for the nine months ended September 30, 2020 and 2019, reimbursed $0 and $113,415, respectively to a partnership controlled by our Chairman for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution to consist of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. We ceased making matching employer contributions effective May 16, 2020.  Contributions to the plan totaled $0 and $12,892 for the three months ended September 30, 2020 and 2019, respectively and for the nine months ended September 30, 2020 and 2019 were $42,841 and $63,453, respectively.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of September 30, 2020, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market at a cost of approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 130,998 shares with a fair value of $235,796 remained allocated or committed to be released from the suspense account as of September 30, 2020.  We recognized as compensation cost $81,740 and $170,700 during the nine months ended September 30, 2020 and 2019, respectively.  The remaining 548,490 unallocated shares have an approximate fair value of $987,282, as of September 30, 2020.  As of September 30, 2020, the ESOP held a total of 104,625 allocated shares, 26,373 committed-to-be-released shares and 548,490 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	September 30, 2020		December 31, 2019
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	104,625	$188,325	66,295	$449,480
Committed to be released shares	26,373	47,471	38,377	260,196
Total Allocated and Committed-to-be-Released	130,998	$235,796	104,672	$709,676

Unallocated shares	548,490	987,282	574,816	3,897,252

Total ESOP Shares	679,488	$1,223,078	679,488	$4,606,928

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$1,469,254	$4,164,001	$6,316,638	$12,848,029
General and administrative	2,462,088	3,698,817	8,197,401	11,511,241
Repairs and maintenance	1,196,864	2,013,706	4,031,876	5,997,166
Utilities	1,255,305	1,750,826	3,659,411	4,761,352
Property taxes	1,899,979	1,751,234	5,218,265	5,212,700
Management fees, including incentive	380,736	1,053,456	1,385,142	3,792,643
Franchise fees	443,868	1,095,564	1,645,448	3,597,319
Insurance	774,153	823,420	2,293,849	2,497,230
Information and telecommunications	554,901	612,988	1,607,416	1,855,903
Other	61,647	230,136	254,955	683,944
Total indirect hotel operating expenses	$10,498,795	$17,194,148	$34,610,401	$52,757,527

12. Income Taxes

The components of the income tax (benefit) provision for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$(125,587)	$(33,254)	$(125,587)	$(125,587)
State	(7,646)	41,839	57,667	112,741
	(133,233)	8,585	(67,920)	(12,846)
Deferred:
Federal	(2,519,202)	(569,928)	(7,440,060)	356,590
State	(650,957)	(132,847)	(1,644,624)	95,579
Subtotals	(3,170,159)	(702,775)	(9,084,684)	452,169
Change in deferred tax valuation allowance	3,170,159	—	14,496,768	—
	-	(702,775)	5,412,084	452,169
	$(133,233)	$(694,190)	$5,344,164	$439,323

13. Loss Per Share and Per Unit

Loss per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of loss would also be added back to net loss. The shares of the Series B Preferred Stock and Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control, and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation since there would be an antidilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss attributable to common stockholder for basic computation. There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit.  The computation of basic and diluted net loss per share is presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss attributable to common stockholders for basic computation	$(12,259,908)	$(106,827)	$(43,708,223)	$(2,492,298)
Denominator
Weighted average number of common shares outstanding	14,881,267	14,222,378	14,852,455	14,220,416
Weighted average number of Unearned ESOP Shares	(549,620)	(585,672)	(558,656)	(595,656)
Total weighted average number of common shares outstanding for basic computation	14,331,647	13,636,706	14,293,799	13,624,760
Basic net loss per share	$(0.86)	$(0.01)	$(3.06)	$(0.18)

Income Per Unit – The computation of basic and diluted net loss per unit is presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss attributable to general and limited partnership unitholders for basic computation	$(13,228,181)	$(120,164)	$(47,239,279)	$(2,803,940)
Denominator
Weighted average number of general and limited partnership units outstanding	16,062,768	16,000,518	16,059,431	15,998,556
Basic net loss per general and limited partnership unit	$(0.82)	$(0.01)	$(2.94)	$(0.18)

14. Subsequent Events

On October 14, 2020 we entered into a hotel management agreement, effective as of November 15, 2020, with Our Town for the management of the Hyatt Centric Arlington.  On November 15, 2020, we expect management of the Hyatt Centric Arlington will transition from Highgate Hotels, L.P. to Our Town.  Following the transition, Our Town will manage each of the Company’s twelve wholly-owned hotels, as well as our two condominium hotel rental programs.

On October 22, 2020, we entered into a fourth amendment to loan and security agreement with the mortgage lender for the DoubleTree by Hilton Philadelphia Airport whereby the lender agreed to defer principal, interest, and swap payments for August, September and October, and to defer principal payments through January 2021.

On October 26, 2020, the Board authorized the deferral of payment of the quarterly distribution for the period ending September 30, 2020 for each of the Company’s Series B, Series C, and Series D Preferred Stock (and Preferred Units).

On October 28, 2020, we entered into a note modification agreement with the mortgage lender for the DoubleTree by Hilton Laurel whereby the lender agreed to defer principal payments for an additional three months, through January 5, 2021.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the potential increased adverse effect of COVID-19 on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets. The significance, extent and duration of the impacts caused by the COVID-19 outbreak on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions mandated and taken to contain the pandemic or mitigate its impact, the Company’s ability to negotiate forbearance and/or modifications agreements with its lenders on acceptable terms, or at all, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Such additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the widespread outbreak of COVID-19 or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. Additional factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Sheraton and Hyatt Centric, as well as independent hotels.  We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels.   As of September 30, 2020, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	184	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	151	(2)	Hollywood, FL	September 26, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,491

(1)	Operated as an independent hotel.
(2)

Reflects only those condominium units that were participating in the rental program as of September 30, 2020.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 92.6% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our MHI TRS Entities, which are indirect wholly-owned subsidiaries of the Operating Partnership.  Our MHI TRS Entities then engage eligible independent hotel management companies to operate the hotels under a management agreement.  Our MHI TRS Entities have engaged Our Town and Highgate Hotels to manage our hotels.  Our MHI TRS Entities, and their parent, MHI Hospitality TRS Holding, Inc., are consolidated into each of our financial statements for accounting purposes.  The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

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

COVID-19 has had a significant negative impact on the Company’s operations and financial results both during the second quarter and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations.  While the duration and full extent of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and there is a substantial recovery in the economy. At a minimum, the Company expects the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through the remainder of 2020 and well into 2021. In response to the impact of COVID-19 on the Company’s operations, we have taken the following health and safety and cost-reduction measures at the property and corporate levels:

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

The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our access to capital and could increase our cost of capital.  We have sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties. As of September 30, 2020, we failed to make three consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default, and which, pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period during which such Event of Default persists.  Following an Event of Default, our lenders (including the lender under our DoubleTree Resort by Hilton

Hollywood Beach mortgage) can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans.  If the DoubleTree Resort by Hilton Hollywood Beach mortgage lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt.   In addition, we failed to meet the financial covenants under the mortgage agreement which triggered a “cash trap” requiring substantially all the profit generated by our hotel to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender.  We are currently negotiating an amendment to that loan agreement and have not received a Notice of Default.

As of September 30, 2020, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba, and The Whitehall. We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021; (ii) the lender on the Hotel Alba mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender; and (iii) the lender on The Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $2.5 million as of September 30, 2020, subject to certain withdrawal privileges.

As of September 30, 2020, we had failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront and the Georgian Terrace, which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University, we agreed to a “cash trap” until the property meets the criteria in the forbearance agreement for exiting the “cash trap”.

The duration of the disruptions caused by the COVID-19 pandemic on global, national and local economies, and, in particular, on the hospitality industry in the United States, cannot be reasonably estimated at this time.  However, as long as the effects of the COVID-19 pandemic continue, our future business operations, including the results of operations, cash flows and financial position will be significantly affected.  We believe it is probable that over the course of the next four to six quarters we may fail to satisfy financial covenants in the above-described and certain other mortgage loan agreements.  If we fail to obtain the requisite waivers, our lenders could declare us in default and require repayment of the outstanding balances on the relevant mortgage loans.  If that were to occur, we may not have sufficient funds to pay the applicable mortgage debt.  While we believe we will be successful in obtaining waivers, forbearance arrangements and loan modifications, we cannot provide assurance that we will be able to do so on acceptable terms or at all.

As of September 30, 2020, we had approximately $15.5 million in unrestricted cash and approximately $7.7 million in restricted cash.  During the six months ended September 30, 2020, we utilized cash, cash and equivalents and restricted cash of approximately $9.6 million.   The uncertainty regarding the duration and extent of the reduction in hotel demand caused by the pandemic creates corresponding uncertainty regarding our future cash flows.  If our cash utilization going forward is consistent with the two quarters ended September 30, 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.  Additionally, because any forbearance agreements, waivers or loan modifications would be granted at the sole discretion of the lenders, we have determined that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. U.S. GAAP requires that in making this determination, we cannot consider future fundraising activities, whether through equity or debt offerings or dispositions of hotel properties, or the likelihood of obtaining forbearance agreements, covenant waivers or loan modifications, all of which are outside of the Company's control. Management believes that obtaining forbearance agreements, waivers or loan modifications from our lenders may remove the reason for the determination of substantial doubt. However, any such concession may lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining concessions from lenders as described above, we believe we could raise additional funds, if needed, through a combination of hotel dispositions or debt or equity financings.

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

When calculating composite portfolio metrics, we include available rooms at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences that participate in our rental programs and are not reserved for owner-occupancy.

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and nine months ended September 30, 2020 and 2019, respectively, for the Company’s twelve wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms at the Hyde Resort & Residences or the Hyde Beach House Resort & Residences.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences during the three and nine months ended September 30, 2020 and the corresponding periods in 2019.  As of September 30, 2019, there were no participating condominium hotel rooms at the Hyde Beach House Resort & Residences.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Actual Portfolio Metrics
Occupancy %	28.9%	70.6%	31.6%	72.7%
ADR	$123.23	$142.75	$142.62	$157.36
RevPAR	$35.57	$100.75	$45.05	$114.40
Composite Portfolio Metrics
Occupancy %	27.7%	68.8%	30.4%	71.7%
ADR	$132.51	$145.51	$152.06	$162.69
RevPAR	$36.68	$100.06	$46.20	$116.57

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Revenue.  Total revenue for the three months ended September 30, 2020 decreased approximately $28.1 million, or 66.1%, to approximately $14.4 million compared to total revenue of approximately $42.5 million for the three months ended September 30, 2019. The decrease in revenue for the three months ended September 30, 2020, resulted from all of our hotel properties being affected by the COVID-19 pandemic and the resulting reduction in travel by group business, event holders and conferences, transient consumers, along with the reduction in the number of foreign travelers due to the closing of U.S. borders and closing of local businesses.

Room revenue decreased approximately $18.9 million, or 64.7%, to approximately $10.3 million for the three months ended September 30, 2020 compared to room revenue of approximately $29.2 million for the three months ended September 30, 2019.  The decrease in room revenue for the three months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy.

Food and beverage revenues decreased approximately $7.8 million, or 87.0%, to approximately $1.2 million for the three months ended September 30, 2020 compared to food and beverage revenues of approximately $9.0 million for the three months ended September 30, 2019.   The decrease in food and beverage revenues for the three months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic, the resulting reduction in hotel occupancy and cancellation of scheduled events.

Revenue from other operating departments decreased approximately $1.4 million, or 32.1%, to approximately $2.9 million for the three months ended September 30, 2020 compared to revenue from other operating departments of approximately $4.3 million for the three months ended September 30, 2019.  The decrease in other operating departments revenue for the three months ended September 30, 2020 resulted from all of our hotel properties being affected by the COVID-19 pandemic, the resulting reduction in hotel occupancy and cancellation of scheduled events.  The exceptions were the hotel property in Philadelphia, Pennsylvania and the hotel property in Tampa, Florida, which had a slight aggregate positive increase in other operating departments revenue of approximately $0.01 million.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, decreased approximately $18.1 million, or 53.7%, to approximately $15.5 million for the three months ended September 30, 2020, compared to total hotel operating expenses of approximately $33.6 million for the three months ended September 30, 2019.  The decrease in hotel operating expenses for the three months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy.  With the exception of the Hyde Beach House Resort & Residences in Hollywood, Florida.

Rooms expense for the three months ended September 30, 2020 decreased approximately $4.9 million, or 60.3%, to approximately $3.2 million compared to rooms expense for the three months ended September 30, 2019 of approximately $8.1 million.  The decrease in rooms expense for the three months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy.

Food and beverage expenses for the three months ended September 30, 2020 decreased approximately $6.2 million, or 88.6%, to approximately $0.8 million compared to food and beverage expenses of approximately $7.0 million for the three months ended September 30, 2019. The net decrease in food and beverage expenses for the three months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy.

Expenses from other operating departments decreased approximately $0.3 million, or 20.8%, to approximately $1.1 million for the three months ended September 30, 2020 compared to expenses from other operating departments of approximately $1.4 million for the three months ended September 30, 2019.  The decrease in expenses from other operating departments for the three months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy. Our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida along with our Hotel Alba in Florida were the only properties with a positive increase in other operating departments expenses of approximately $0.4 million, since it was a new operation during the current period.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2020 decreased approximately $6.7 million, or 38.9%, to approximately $10.5 million compared to indirect expenses of approximately $17.2 million for the three months ended September 30, 2019.  The decrease in indirect expenses for the three months ended September 30, 2020 resulted from all properties, with the exception of the Hyde Beach House Resort & Residences in Hollywood, Florida. Most decreases were in management fees, sales and marketing, franchise fees, repairs and maintenance, energy and utilities, information and communications and other indirect expenses affected by the COVID-19 pandemic.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2020 decreased approximately $0.02 million, or 0.4%, to approximately $5.0 million compared to depreciation and amortization of approximately $5.0 million for the three months ended September 30, 2019.  The decrease in depreciation was mainly related to our properties in Wilmington, North Carolina, Philadelphia, Pennsylvania, Savannah and Atlanta Georgia from prior year changes in estimated useful lives and disposals, with a decrease of approximately $0.08 million, and with an aggregate increase in depreciation and amortization of approximately $0.06 million for the remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended September 30, 2020 decreased approximately $0.6 million, or 34.5%, to approximately $1.2 million compared to corporate general and administrative expenses of approximately $1.8 million for the three months ended September 30, 2019.  The decrease in corporate general and administrative expenses was mainly due to decreased salaries, travel and professional fees by approximately $0.4 million, with some offsetting increase in legal fees of approximately $0.1 million.

Interest Expense.  Interest expense for the three months ended September 30, 2020 decreased approximately $0.5 million, or 10.3%, to approximately $4.2 million, as compared to interest expense of approximately $4.7 million for the three months ended September 30, 2019.  The decrease in interest expense for the three months ended September 30, 2020, was substantially related to the three variable rate loans on Raleigh, North Carolina, Tampa, Florida and Houston, Texas, which accounted for a decrease of approximately $0.5 million compared to the three-month period ending September 30, 2019.

Interest Income.  Interest income for the three months ended September 30, 2020 decreased by approximately $0.05 million, or 55.1%, to approximately $0.05 million compared to interest income of approximately $0.1 million for the three months ended September 30, 2019.   The decrease is due to lower amounts of interest-bearing cash and cash equivalents held during the three-month period ending September 30, 2020 compared to the three-month period ending September 30, 2019.

Unrealized Gain (Loss) on Hedging Activities.  As of September 30, 2020, the fair market value of our interest rate cap is $473, and the fair market value of our interest rate swap liability is approximately $3.4 million.  The unrealized gain on hedging activities during the three months ended September 30, 2020, was approximately $0.4 million and during the three months ended September 30, 2019, the unrealized loss on hedging activities was approximately $0.2 million.

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

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the three months ended September 30, 2020 decreased to $13,518 compared to approximately a $0.1 million gain on involuntary conversion of assets for the three months ended September 30, 2019.

Income Taxes.  We had an income tax benefit of approximately $0.1 million for the three months ended September 30, 2020 compared to an income tax benefit of approximately $0.7 million for the three months ended September 30, 2019.  Our MHI TRS Entities realized operating losses for each of the three months ended September 30, 2020 and 2019.  During the first quarter of this year, we reduced our deferred tax assets through the establishment of a 100% valuation allowance of approximately $5.4 million, during the three month period ending September 30, 2020, we increased the valuation allowance by approximately $8.6 million to approximately $14.5 million, as of September 30, 2020.

Net Loss.  We realized a net loss for the three months ended September 30, 2020 of approximately $11.0 million compared to a net income of approximately $2.1 million for the three months ended September 30, 2019, because of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Revenue.  Total revenue for the nine months ended September 30, 2020 decreased approximately $84.6 million, or 59.8%, to approximately $56.9 million compared to total revenue of approximately $141.5 million for the nine months ended September 30, 2019. The decrease in revenue for the nine months ended September 30, 2020, resulted from all of our hotel properties, with the exception of our newly acquired Hyde Beach House Resort & Residences in Hollywood, Florida, being affected by the COVID-19 pandemic and the resulting reduction in travel by group business, event holders and conferences, transient consumers, along with the reduction of foreign travelers due to the closing of U.S. borders and closing of local businesses.

Room revenue decreased approximately $59.6 million, or 60.5%, to approximately $39.0 million for the nine months ended September 30, 2020 compared to room revenue of approximately $98.6 million for the nine months ended September 30, 2019.  The decrease in room revenue for the nine months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy.

Food and beverage revenues decreased approximately $20.1 million, or 68.0%, to approximately $9.5 million for the nine months ended September 30, 2020 compared to food and beverage revenues of approximately $29.6 million for the nine months ended September 30, 2019.   The decrease in food and beverage revenues for the nine months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and resulting reduction in hotel occupancy.

Revenue from other operating departments decreased approximately $4.8 million, or 36.3%, to approximately $8.5 million for the nine months ended September 30, 2020 compared to revenue from other operating departments of approximately $13.3 million for the nine months ended September 30, 2019.  The decrease in other operating departments revenue for the nine months ended September 30, 2020 resulted from all of our hotel properties being affected by the COVID-19 pandemic and the resulting reduction of hotel occupancy.  The exceptions were our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida and the hotel property in Tampa, Florida, which had an aggregate positive increase in other operating departments revenue of approximately $1.2 million.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, decreased approximately $45.6 million, or 43.9%, to approximately $58.2 million for the nine months ended September 30, 2020, compared to total hotel operating expenses of approximately $103.8 million for the nine months ended September 30, 2019.  The decrease in hotel operating expenses for the nine months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy.  Our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida was the only property with a positive increase in other hotel operating expense of approximately $0.3 million, since it was a new operation during the current period.

Rooms expense for the nine months ended September 30, 2020 decreased approximately $12.2 million, or 50.4%, to approximately $12.0 million compared to rooms expense for the nine months ended September 30, 2019 of approximately $24.2 million.  The decrease in rooms expense for the nine months ended September 30, 2020 resulted mainly from all of our properties being affected by the COVID-19 pandemic and resulting reduction in hotel occupancy.

Food and beverage expenses for the nine months ended September 30, 2020 decreased approximately $14.3 million, or 65.4%, to approximately $7.5 million compared to food and beverage expenses of approximately $21.8 million for the nine months ended September 30, 2019. The net decrease in food and beverage expenses for the nine months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and resulting reduction in hotel occupancy.

Expenses from other operating departments decreased approximately $1.0 million, or 19.2%, to approximately $4.0 million for the nine months ended September 30, 2020 compared to expenses from other operating departments of approximately $5.0 million for the nine months ended September 30, 2019.  The decrease in expenses from other operating departments for the nine months ended September 30, 2020 resulted from all of our properties being affected by the COVID-19 pandemic and resulting reduction in hotel occupancy. Our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida and the hotel property in Tampa, Florida, were two properties with an aggregate positive increase in other operating departments expenses of approximately $1.2 million.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2020 decreased approximately $18.1 million, or 34.4%, to approximately $34.6 million compared to indirect expenses of approximately $52.7 million for the nine months ended September 30, 2019.  The decrease in indirect expenses for the nine months ended September 30, 2020 resulted from decreases in administrative and general, management and franchise fees, sales and marketing, repairs and maintenance, energy and utilities, information and communications and insurance, and other indirect expenses for all our properties with the exception of the Hyde Beach House Resort & Residences in Hollywood, Florida, which was the only property with a positive increase of indirect expenses by approximately $0.2 million.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2020 decreased approximately $1.2 million, or 7.3%, to approximately $14.9 million compared to depreciation and amortization of approximately $16.1 million for the nine months ended September 30, 2019.  The decrease in depreciation was mainly related to our properties in Philadelphia, Pennsylvania, Tampa, Florida and Atlanta Georgia from prior year changes in estimated useful lives and disposals, with a decrease of approximately $1.4 million.  There was also an aggregate increase in depreciation and amortization of approximately $0.2 million from our remaining properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the nine months ended September 30, 2020 decreased approximately $0.7 million, or 14.8%, to approximately $4.3 million compared to corporate general and administrative expenses of approximately $5.0 million for the nine months ended September 30, 2019.  The decrease in corporate general and administrative expenses was mainly due to decreased salaries.

Interest Expense.  Interest expense for the nine months ended September 30, 2020 decreased approximately $1.6 million, or 10.6%, to approximately $13.5 million, as compared to interest expense of approximately $15.1 million for the nine months ended September 30, 2019.  The decrease in interest expense for the nine months ended September 30, 2020, was substantially related to the reduction of the 7.25% unsecured notes and the three variable rate loans on Raleigh, North Carolina, Tampa, Florida and Houston, Texas, which accounted for a decrease of approximately $0.5 million, compared to the nine-month period ending September 30, 2019.

Interest Income.  Interest income for the nine months ended September 30, 2020 decreased by approximately $0.2 million, or 50.1%, to approximately $0.2 million compared to interest income of approximately $0.4 million for the nine months ended September 30, 2019.   The decrease is due to lower amounts of interest-bearing cash and cash equivalents held during the nine-month period ending September 30, 2020 compared to the nine-month period ending September 30, 2019.

Unrealized Gain (Loss) on Hedging Activities.  As of September 30, 2020, the fair market value of our interest rate caps is $473, and the fair market value of our interest rate swap liability is approximately $3.4 million.  The unrealized loss on hedging activities during the nine months ended September 30, 2020, was approximately $1.4 million and during the nine months ended September 30, 2019, the unrealized loss on hedging activities was approximately $1.6 million.

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

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the nine months ended September 30, 2020 decreased approximately $0.3 million to approximately $0.04 million compared to approximately $0.3 million gain on involuntary conversion of assets for the nine months ended September 30, 2019.  During September 2019, we had mechanical failure and flooding damage from failure of the sewer system resulting in damage to the boiler at The DeSoto property with a one-time involuntary conversion during the current period.

Income Taxes.  We had an income tax provision of approximately $5.3 million for the nine months ended September 30, 2020 compared to an income tax provision of approximately $0.4 million for the nine months ended September 30, 2019.  The income tax provision was primarily derived from a reduction of our deferred tax assets and through the establishment of a 100% valuation allowance of approximately $5.4 million, during the three months ending March 31, 2020.  During the nine-month period ending September 30, 2020, we increased the valuation allowance to approximately $14.5 million, as of September 30, 2020.  Our MHI TRS Entities realized operating losses for each of the nine months ended September 30, 2020 and 2019.

Net (Loss)/Income.  We realized a net loss for the nine months ended September 30, 2020 of approximately $40.7 million compared to a net income of approximately $2.8 million for the nine months ended September 30, 2019, because of the operating results discussed above.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, management contract termination costs, operating asset depreciation and amortization,  change in control gains or losses and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of Adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss attributable to common stockholders	$(12,259,908)	$(106,827)	$(43,708,223)	$(2,492,298)
Add: Net loss attributable to noncontrolling interest	(968,273)	(13,337)	(3,531,056)	(311,642)
Depreciation and amortization - real estate	4,942,480	4,965,299	14,882,053	16,073,505
Gain on involuntary conversion of assets	(13,518)	(130,569)	(40,125)	(291,902)
Loss on disposal of assets	137,014	4,918	136,563	32,088
FFO attributable to common stockholders and unitholders	$(8,162,205)	$4,719,484	$(32,260,788)	$13,009,751
Decrease (increase) in deferred income taxes	—	(702,775)	5,412,084	452,169
Amortization	17,270	14,869	53,680	43,773
Termination fee	—	—	(72,960)	—
Loss on early extinguishment of debt	—	—	—	1,152,356
Unrealized (gain) loss on hedging activities	(415,467)	226,491	1,385,041	1,554,924
Adjusted FFO attributable to common stockholders and unitholders	$(8,560,402)	$4,258,069	$(25,482,943)	$16,212,973

Weighted average number of shares outstanding, basic	14,331,647	13,636,706	14,293,799	13,624,760

Weighted average number of non-controlling units	1,181,501	1,778,140	1,200,660	1,778,140

Weighted average number of shares and units outstanding, basic	15,513,148	15,414,846	15,494,459	15,402,900

FFO per common share and unit	$(0.53)	$0.31	$(2.08)	$0.84

Adjusted FFO per common share and unit	$(0.55)	$0.28	$(1.64)	$1.05

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss attributable to common stockholders	$(12,259,908)	$(106,827)	$(43,708,223)	$(2,492,298)
Add: Net loss attributable to noncontrolling interest	(968,273)	(13,337)	(3,531,056)	(311,642)
Interest expense	4,237,866	4,722,456	13,519,502	15,115,690
Interest income	(46,116)	(102,768)	(178,483)	(357,576)
Income tax benefit (provision)	(133,233)	(694,190)	5,344,164	439,323
Depreciation and amortization	4,959,750	4,980,168	14,935,733	16,117,278
Distributions to preferred stockholders	2,188,910	2,188,910	6,566,731	5,631,799
EBITDA	(2,021,004)	10,974,412	(7,051,632)	34,142,574
Loss on disposal of assets	137,014	4,918	136,563	32,088
Loss on early extinguishment of debt	—	—	—	1,152,356
Gain on exercise of development right	—	(3,940,000)	—	(3,940,000)
Gain on involuntary conversion of assets	(13,518)	(130,569)	(40,125)	(291,902)
Subtotal	(1,897,508)	6,908,761	(6,955,194)	31,095,116
Corporate general and administrative	1,159,207	1,768,912	4,267,141	5,008,290
Unrealized (gain) loss on hedging activities	(415,467)	226,491	1,385,041	1,554,924
Hotel EBITDA	$(1,153,768)	$8,904,164	$(1,303,012)	$37,658,330

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sale of common and preferred stock, debt financing and proceeds from hotel dispositions.  Our principal uses of cash are acquisition of hotel properties, improvements to hotel properties, debt service, share repurchases operating costs, corporate expenses and distributions to holders of common and preferred shares (and units).   As of September 30, 2020, we had approximately $15.5 million of unrestricted cash and $7.7 million of restricted cash.

Operating Activities.  Cash flow used in operating activities for the nine months ended September 30, 2020 was approximately $5.7 million generally consisting of net cash flow used in hotel operations.

Investing Activities.  During the nine months ended September 30, 2020, we used approximately $3.7 million on capital expenditures which related to the routine replacement of furniture, fixtures and equipment. The Operating Partnership received a payment on its loan to the Company totaling approximately $0.2 million.

Financing Activities. During the nine months ended September 30, 2020, the Company made distributions to holders of its common and preferred shares of approximately $4.2 million.  The Operating Partnership made distributions to holders of its common and preferred units of approximately $4.3 million.  The Company and Operating Partnership also made payments of deferred financing costs of approximately $0.1 million and made principal payments on its mortgages of approximately $1.9 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue.  In response to the COVID-19 pandemic, we postponed all major non-essential capital expenditures.  We expect total capital expenditures to be approximately $4.0 million for 2020 and will continue to evaluate our needs for replacement of furniture, fixtures and equipment, the impact of COVID-19 pandemic on hotel demand, our liquidity and the overall economic environment.

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

Liquidity and Capital Resources

The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results both during the first quarter and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations.  While the duration and full financial impact of the reduction in hotel demand caused by the pandemic, contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and an economic recovery takes hold.  At a minimum, the Company expects that the COVID-19 pandemic to have a significant impact on our results of operations, financial position and cash flow through the remainder of 2020 and well into 2021. In response to these negative impacts, we took a number of actions to reduce costs and preserve liquidity as described in this Quarterly Report and the accompanying notes to financial statements. The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our ability to access capital.

As of September 30, 2020, we had total cash of approximately $23.2 million.  During the six months ended September 30, 2020, we utilized cash, cash and equivalents and restricted cash of approximately $9.6 million.   The uncertainty regarding the duration and extent of the reduction in hotel demand caused by the pandemic creates uncertainty regarding our future cash flows.  If our cash utilization going forward is consistent with the two quarters ended September 30, 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.

As described in “-- Effects of COVID-19 Pandemic on Our Business” above, we borrowed an aggregate amount of approximately $10.7 million in PPP Loans and have sought forbearances and loan modifications with the lenders under the loan agreements secured by our hotels.  One of our property-level loan agreements is currently operating under an Event of Default and the lenders under those loans could accelerate the payment of principal and interest on those mortgages. We are actively negotiating terms of proposed forbearance agreements, and waivers for non-compliance for those mortgages as well as other loan agreements under which we are likely to trigger a default in over the next four to six quarters as the effects of the COVID-19 pandemic on our business continue.  If we fail to obtain additional waivers, forbearance arrangements or loan modifications, our lenders could declare us in default and require repayment of the outstanding balance on the mortgage loan.  If that were to occur, we may not have sufficient funds to pay that mortgage debt.  We believe we will be successful in obtaining necessary waivers, forbearance arrangements and loan modifications from our mortgage lenders but cannot provide assurance we will be able to do so on acceptable terms or at all.

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

Other than scheduled monthly mortgage loan principal payments, we do not have any upcoming mortgage debt obligations that are scheduled to mature in 2020.  We have approximately $8.6 million in mortgage loan principal obligations maturing in August 2021, which relates to the mortgage on the DoubleTree by Hilton Laurel, after accounting for anticipated reductions in scheduled monthly principal payments. If the effects of the COVID-19 pandemic continue through the second quarter of 2021, we expect that additional capital will be required in order to repay that mortgage when it matures.

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

As described in “-- Effects of COVID-19 Pandemic on our Business” and “--Liquidity and Capital Resources” above, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba, and The Whitehall. We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021; (ii) the lender on the Hotel Alba mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender; and (iii) the lender on The Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $2.5 million as of September 30, 2020, subject to certain withdrawal privileges.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”.  As of September 30, 2020, we had failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront and the Georgian Terrace, which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University, we agreed to a “cash trap” until the property meets the criteria in the forbearance agreement for exiting the “cash trap”.  Similar provisions may be a condition of additional or further lender forbearance.

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

There were no charges for impairment of hotel properties recorded for the nine months ended September 30, 2020.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our MHI TRS Entities, we have recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2020 to $0.  We regularly evaluate the likelihood that our MHI TRS Entities will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  As of September 30, 2020, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will not be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.

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

As of September 30, 2020, we had approximately $319.1 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and including the PPP Loan of $10.7 Million, with a fixed rate of 1.0% and approximately $50.6 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.66%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR and in Prime Rate.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, The Whitehall and the DoubleTree by Hilton Raleigh Brownstone-University remains at approximately $50.6 million, the balance at September 30, 2020, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and in Prime Rate, would be approximately $0.5 million.

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

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020 and June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

Item 3.	Defaults upon Senior Securities

Preferred Stock

The Company’s distribution on the shares of the Series B Preferred Shares, Series C Preferred Shares, and Series D Preferred Shares are in arrears for three quarterly periods.  When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s preferred stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

The Company announced that it was deferring payment of Sotherly’s previously announced dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020, and deferring payment of dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending September 30, 2020 and December 31, 2020.  The relevant distributions were as follows:

•	A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•	A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•	A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The total arrearage of unpaid cash dividends declared and undeclared on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through November 9, 2020 is $2,415,000, $2,295,481, and $1,856,250, respectively.

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

The principal amount on the Hollywood Mortgage is $55,795,579.  The arrearage of unpaid scheduled principal and interest due on this loan through November 9, 2020 is $2,551,282.

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

SOTHERLY HOTELS INC.

Date: November 9, 2020	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 9, 2020	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer