Form 10-K
period 2020-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2021-03-24
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Sotherly Hotels Inc.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☒	Emerging growth company ☐

Sotherly Hotels LP

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Sotherly Hotels Inc.    Yes   ☐     No   ☒          Sotherly Hotels LP     Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sotherly Hotels Inc.    Yes   ☐     No   ☒          Sotherly Hotels LP     Yes   ☐     No   ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2020, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $31,145,418 based on the closing price quoted on the NASDAQ ® Stock Market.

As of March 5, 2021, there were 15,175,231 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2020 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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
•

risks associated with the level of our indebtedness and our ability to meet covenants in our debt agreements, including our recently negotiated forbearance agreements and loan modifications and, as necessary, to refinance or seek an extension of the maturity of such indebtedness or further modification of such debt agreements;

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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. As of the filing date, the Company owns approximately 92.8% of the partnership units in the Operating Partnership. Limited partners own the remaining Operating Partnership units.

As of December 31, 2020, our portfolio consisted of twelve full-service, primarily upscale and upper-upscale hotels located in eight states with an aggregate total of 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs.  All of our hotels are wholly-owned by subsidiaries of the Operating Partnership, and all are managed on a day-to-day basis by Our Town Hospitality, LLC (“Our Town”).

In order for the Company to qualify as a REIT, it cannot directly manage or operate our wholly-owned hotels. Therefore, we lease our wholly-owned hotel properties to entities that we refer to as our “TRS Lessees”, which are wholly-owned subsidiaries of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively with the TRS Lessees, the “MHI TRS Entities”).  The MHI TRS Entities, in turn, have engaged Our Town, which is an eligible independent management company, to manage the day-to-day operations at our hotels.  MHI Holding is a taxable REIT subsidiary (“TRS”) for federal income tax purposes.

Our corporate office is located at 306 South Henry Street, Suite 100, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

COVID-19, Management’s Plans and Liquidity

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and official health recommendations to the public, hotel demand has been significantly reduced. Following the government mandates and official health recommendations, we significantly reduced operations at all our hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses. All our hotels other than the rental programs at our condominium hotels, which were temporarily closed during April and May, have remained open on a limited basis in order to serve the needs of the community. We expect that maintaining limited operations will allow us to increase capacity at individual hotels as demand returns and the Centers for Disease Control (“CDC”) and state guidelines allow for an easing and eventual elimination of travel and other business restrictions, provided we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.

COVID-19 had a significant negative impact on our operations and financial results, including a substantial decline in our revenues, profitability and cash flows from operations on a year-over-year basis.  While the duration and full extent of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and there is a substantial recovery in the economy. At a minimum, we expect the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through 2021.

In response to those negative impacts, we immediately took a number of actions to reduce costs and preserve liquidity.  The Company’s board of directors suspended quarterly cash dividends on shares of the Company’s common stock and deferred payment of dividends on its 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”). We also suspended most planned capital expenditure projects, and reduced the compensation of our executive officers, board of directors and employees.  Working closely with our hotel managers, we significantly reduced our hotels’ operating expenses.

The COVID-19 pandemic also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our access to capital and could increase our cost of capital. As a result of the negative impacts of the pandemic and the ongoing market uncertainty, in April and May 2020, three of our wholly-owned subsidiaries sought and received funding under the federal Paycheck Protection Program (the “PPP”) provided in Section 7(a) of the Small Business Act of 1953, as

amended by the Coronavirus Aid, Relief and Economic Security Act, as amended (the “CARES Act”).  Pursuant to the terms of the loan agreements and promissory notes entered into with lenders under the PPP, we borrowed an aggregate amount of approximately $10.7 million (the “PPP Loans”).

We also sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties. As of December 31, 2020, we failed to make nine consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default, and which, pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period during which such Event of Default persists.  Following an Event of Default, our lenders (including the lender under our DoubleTree Resort by Hilton Hollywood Beach mortgage) can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans.  If the DoubleTree Resort by Hilton Hollywood Beach mortgage lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have or be able to raise sufficient funds to pay that mortgage debt.   In addition, we failed to meet the financial covenants under the mortgage agreement which triggered a “cash trap” requiring substantially all the revenue generated by our hotel to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender.  We are currently negotiating an amendment to that loan agreement and have not received a Notice of Default.

As of December 31, 2020, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba, the DoubleTree by Hilton Laurel, and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021; (ii) the lender on the DoubleTree by Hilton Laurel as of December 31, 2020; (iii) the lender on the Hotel Alba mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender; and (iv) the lender on The Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million as of December 31, 2020.

As of December 31, 2020, we failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront and the Georgian Terrace, which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lenders on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” until the properties meet the criteria in the forbearance agreements for exiting the “cash traps”.

As of December 31, 2020, the Company had approximately $25.3 million in unrestricted cash and approximately $10.0 million in restricted cash.  In addition, we have the option to obtain $10.0 million in additional proceeds from the sale of additional Secured Notes to the Investors as described below.

While the duration and extent of the reduction in hotel demand caused by the pandemic creates corresponding uncertainty regarding our future cash flows, the Company believes it has sufficient liquidity to meet its obligations for operating expenses, planned capital expenditures and scheduled payments of principal and interest – including scheduled repayments of deferred principal and interest on our mortgage debt.  However, the Company believes it is probable that over the course of the next four to six quarters it may fail to satisfy financial covenants in the above-described loans.  If the Company fails to obtain the requisite waivers, our lenders could declare it in default and require repayment of the outstanding balances on the relevant loans.  If that were to occur, the Company may not have sufficient funds to pay the applicable debt.  While the Company believes we will be successful in obtaining waivers, forbearance arrangements and loan modifications, it cannot provide assurance that we will be able to do so on acceptable terms or at all. In addition, the mortgage on the DoubleTree by Hilton Laurel matures in August 2021.  Given the underperformance of the hotel due to the pandemic, the Company cannot guarantee that it will be able to modify, extend, renew or refinance the existing indebtedness on acceptable terms or at all.

U.S. generally accepted accounting principles (“U.S. GAAP”) requires that when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.  Due to the uncertainties described above related to the financial covenants and maturities under our mortgage loans, and the Company’s ability to meet its contractual obligation to repay those loans, if accelerated or when due, the Company determined that there is substantial doubt about our ability to continue as a going concern.

Secured Note Financing

On December 31, 2020, we closed a transaction with KWHP SOHO, LLC, a Delaware limited liability company (“KW”), as collateral agent and an investor, and MIG SOHO, LLC, a Delaware limited liability company (“MIG”, and together with KW, the “Investors”), as an investor, whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership with an option to require the Investors to purchase an additional $10.0 million in Secured Notes.  We entered into the following agreements: (i) a Note Purchase Agreement; (ii) a Senior Secured Note with KW in the amount of $10.0 million and a Senior Secured Note with MIG in the amount of $10.0 million (collectively, the “Secured Notes”); (iii) a Pledge and Security Agreement; (iv) a Board Observer Agreement; and (v) other related ancillary agreements.  The Secured Notes mature in 3 years and will be payable on or before the maturity date at the rate of 1.47x the principal amount borrowed during the initial 3-year term, with a 1-year extension at Company’s option.  The Secured Notes also carry a 6.0% current interest rate, payable quarterly during the initial 3-year term.  Pursuant to the Pledge Agreement, certain subsidiaries of the Operating Partnership entered into the Pledge Agreement with KW, pursuant to which we agreed to pledge and grant to KW a first priority security interest in the equity interests, including certain voting rights, of our affiliates that own The DeSoto hotel, Hotel Ballast Wilmington, and the DoubleTree by Hilton Philadelphia Airport hotel (collectively, the “Pledged Collateral”).  Upon an uncured monetary event of default under the Secured Notes, KW, as collateral agent, has a right to sell, lease or otherwise dispose of or realize upon the Pledged Collateral in order to satisfy any amounts outstanding under the Secured Notes.  Pursuant to the Board Observer Agreement, the Company granted KW the option and the right, while the Secured Notes remain outstanding, to appoint a single representative to attend meetings of the Company’s board of directors and its committees in a non-voting, observer capacity only.

Our Properties

As of December 31, 2020, our hotels were located in Florida, Georgia, Indiana, Maryland, Virginia, North Carolina, Pennsylvania and Texas.  Nine of these hotels operate under franchise agreements with major hotel brands, and three are independent hotels.  We also own the hotel commercial condominium units of the Hyde Resort & Residences and Hyde Beach House Resort & Residences condominium hotels.  See Items 2 and 7 of this Form 10-K for additional detail on our properties.

Our Strategy and Investment Criteria

Our strategy is to grow through acquisitions of full-service, upscale and upper-upscale hotel properties located in the primary markets of the southern United States. We intend to grow our portfolio through disciplined acquisitions of hotel properties and believe that we will be able to source significant external growth opportunities through our management team’s extensive network of industry, corporate and institutional relationships.  Current market conditions and the terms of our loan agreements limit our ability to pursue our growth strategy, but as economic conditions improve and demand and consumer confidence increase, we intend to position the Company to execute on our growth strategy.

Our investment criteria are further detailed below:

•

Geographic Growth Markets: Our growth strategy focuses on the major markets in the Southern region of the United States. Our management team remains confident in the long-term growth potential associated with this part of the United States. We believe these markets have, during the Company’s and our predecessors’ existence, been characterized by population growth, economic expansion, growth in new businesses and growth in the resort, recreation and leisure segments. We will continue to focus on these markets, including coastal locations, and will investigate other markets for acquisitions only if we believe these new markets will provide similar long-term growth prospects.

•

Full-Service Hotels: Our acquisition strategy focuses on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper-upscale categories and include such brands as Hilton, Doubletree by Hilton, Sheraton and Hyatt, as well as independent hotels affiliated with Preferred Hotels & Resorts.  We may also acquire commercial unit(s) within upscale to upper-upscale condominium hotel projects, allowing us to establish and operate unit rental programs. We do not own economy hotels. We believe that full-service hotels, in the upscale to upper-upscale categories, will outperform the broader U.S. hotel industry, and thus offer the highest returns on invested capital.

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

Over our long history in the lodging industry, we have refined many portfolio and asset management techniques that we believe provide for exceptional cash returns at our hotels. We undertake extensive budgeting due diligence wherein we examine market trends, one-time or exceptional revenue opportunities, and/or changes in the regulatory climate that may impact costs. We review daily revenue results and revenue management strategies at the hotels, and we focus on our managers’ ability to produce high quality revenues that translate to higher profit margins. We look for ancillary forms of revenues, such as leasing roof-top space for cellular towers and other communication devices and also look to lease space to third parties in our hotels, which may include, but are not limited to, gift shops or restaurants. We have and will continue to engage parking management companies to maximize parking revenue. Our efforts further include periodic review of property insurance costs and coverage, and the cost of real and personal property taxes. We generally appeal tax increases in an effort to secure lower tax payments and routinely pursue strategies that allow for lower overall insurance costs, such as purchasing re-insurance.

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

Our portfolio management strategy includes efforts to optimize labor costs. Our third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we monitor our hotel managers and make recommendations regarding the operation of our hotels.  The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having approximately 31 employees electing to participate under a collective bargaining arrangement. Further, the employees at our hotels that are managed by Our Town are eligible to receive health and other insurance coverage through Our Town, which self-insures. Self-insuring has, in our opinion and experience, provided significant savings over traditional insurance company sponsored plans.

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

Our Principal Agreements

Management Agreements

Our hotels are managed on a day-to-day basis by Our Town, an eligible independent management company.  The base management fee for each of our hotels is a percentage of the gross revenues of the hotel and is due monthly.  The applicable percentages of gross revenue for the base management fee for each of our wholly-owned hotels and our condominium hotel rental programs are shown below:

Hotel Name	Commencement Date	Expiration Date	Percentage Fee
Hotel Ballast Wilmington, Tapestry Collection by Hilton	January 1, 2020	March 31, 2025	2.50%
The DeSoto	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Philadelphia Airport	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Brownstone - University	January 1, 2020	March 31, 2025	2.50%
Sheraton Louisville Riverside	January 1, 2020	March 31, 2025	2.50%
Hotel Alba Tampa, Tapestry Collection by Hilton	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Jacksonville Riverfront	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Laurel	January 1, 2020	March 31, 2025	2.50%
Georgian Terrace	January 1, 2020	March 31, 2025	2.50%
The Whitehall	January 1, 2020	March 31, 2025	2.50%

Hotel Name	Commencement Date	Expiration Date	Year 1	Year 2	Year 3	Years 4-5 & Renewals
DoubleTree Resort by Hilton Hollywood Beach	April 1, 2020	March 31, 2025	2.00%	2.25%	2.50%	2.50%
Hyde Resort & Residences	April 1, 2020	March 31, 2025	2.00%	2.25%	2.50%	2.50%
Hyde Beach House Resort & Residences	April 1, 2020	March 31, 2025	2.00%	2.25%	2.50%	2.50%
Hyatt Centric Arlington	November 15, 2020	March 31, 2025	2.00%	2.25%	2.50%	2.50%

Agreements with Our Town.  Our Town is the management company for each of our twelve wholly-owned hotels, as well as the manager for our two condominium rental programs.  Our Town is a majority-owned subsidiary of Newport Hospitality Group, Inc (“Newport”).  As of December 31, 2020, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer beneficially owned approximately 19.5% and 2.5%, respectively, of the total outstanding ownership interests of Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town.

On September 6, 2019, we entered into a master agreement with Newport and Our Town related to the management of certain of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement (as amended, the “OTH Master Agreement”), as well as a series of individual hotel management agreements for the management of those ten hotels.  On April 1, 2020, Our Town became the manager for our DoubleTree Resort by Hilton Hollywood Beach hotel, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  On November 15, 2020, Our Town became the manager of our Hyatt Centric Arlington hotel.  The hotel management agreements for our 12 wholly-owned hotels and the two rental programs are referred to as an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”.

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

Each of the OTH Hotel Management Agreements has an initial term ending March 31, 2025.  Each of the OTH Hotel Management Agreements may be extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension.  The agreements provide that Our Town will be the sole and exclusive manager of the hotels as the agent of the respective TRS Lessee, at the sole cost and expense of the TRS Lessee (except for the initial advances and amounts borrowed by Our Town under the Credit Agreement as described below), and subject to certain operating standards.  Each agreement may be terminated in connection with a sale of the related hotel.  In connection with a termination upon the sale of the hotel, Our Town will be entitled to receive a termination fee equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the OTH Hotel Management Agreement.  Upon the sale of a hotel, no termination fee will be due in the event the Company elects to provide Our Town with the opportunity to manage another comparable hotel and Our Town is not precluded from accepting such opportunity.  Our Town is required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

Pursuant to the management agreements for the Hyde Resort & Residences and the Hyde Beach House Resort & Residences, Our Town manages the rental of individually owned condominium units pursuant to rental agreements entered into with individual condominium unit owners.  We have also entered into an Association Sub Management and Assignment Agreement with Our Town for the management and operation of the condominium association responsible for the operation of the Hyde Beach House Resort & Residences, and a Rental Sales Management Agreement pursuant to which Our Town agreed to manage the marketing and negotiation of rental agreements with individual condominium unit owners.

Terminated Agreements with Chesapeake Hospitality.  Prior to April 1, 2020, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), was the manager for our DoubleTree Resort by Hilton Hollywood Beach hotel, as well as the manager for our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  Prior to January 1, 2020, Chesapeake Hospitality was the manager for eleven of our twelve wholly-owned hotels, as well as the manager of the two condominium rental programs.  Effective April 1, 2020, Chesapeake no longer serves as the manager for any of our properties and management of the remaining properties that had been managed by Chesapeake was transitioned to Our Town as described above.

Terminated Management Agreement with Highgate Hotels.  Prior to November 15, 2020, Highgate Hotels, L.P. (“Highgate Hotels”) was the manager for our Hyatt Centric Arlington hotel.  Effective November 15, 2020, the Hyatt Centric Arlington Hotel is managed by Our Town as described above.

Franchise Agreements

As of December 31, 2020, all but three of our wholly-owned hotels operate under franchise licenses from national hotel companies.  As our franchise agreements expire, we will continue to evaluate each hotel on a case-by-case basis and decide whether to renew or terminate the agreement.  We also periodically review our independent hotels to determine whether they would be better served by operating under a franchise license.

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

As the franchisee, our TRS Lessees are required to pay franchise/royalty fees, as well as certain other fees for marketing and reservations services in amounts that range from approximately 3.0% to 4.0% of gross revenues.  The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties as of December 31, 2020:

	Franchise/Royalty	Expiration
	Fee (1)	Date
Hotel Alba Tampa, Tapestry Collection by Hilton (2)	4.0%	June 2029
DoubleTree by Hilton Jacksonville Riverfront	5.0%	September 2025
DoubleTree by Hilton Laurel	5.0%	October 2030
DoubleTree by Hilton Philadelphia – Airport	5.0%	October 2024
DoubleTree by Hilton Raleigh Brownstone – University	5.0%	March 2023
DoubleTree Resort by Hilton Hollywood Beach	5.0%	October 2027
Hotel Ballast Wilmington, Tapestry Collection by Hilton (2)	5.0%	April 2028
Hyatt Centric Arlington	5.0%	March 2038
Sheraton Louisville Riverside	5.0%	April 2023

(1)  Percentage of room revenues payable to the franchisor.

(2)  The Franchise/Royalty Fee is 3.0% for operating year 1, 4.0% for operating year 2, and 5.0% thereafter.

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

In connection with the acquisition of the Hyde Beach House Resort & Residences hotel commercial condominium unit, we entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the resort.  In exchange for rights to the parking and cabana revenue, we pay the condominium association an annual payment of $271,000 per annum for the initial five-year term, with 5.0% increases on every fifth year of the term.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia for our corporate offices, under an agreement with a ten-year term beginning January 1, 2020.  The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent.  The annual rent is offset by a tenant improvement allowance of $200,000, applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.

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

The Company has one TRS, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2020, of approximately $56.0 million and deferred timing differences of approximately $1.1 million attributable to accrued, but not deductible, vacation and sick pay amounts and other depreciation and amortizable timing differences. The Company has not incurred federal income taxes since its formation. During the first quarter of this year, we reduced our deferred tax assets through the establishment of a 100% valuation allowance of approximately $5.4 million, during the year ending December 31, 2020, we increased the valuation allowance to approximately $14.7 million.

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

Employees and Human Capital

As of December 31, 2020, we employed 10 full-time persons, all of whom work at our corporate office in Williamsburg, Virginia.  We believe relations with our employees are positive. Our human capital resources objectives include attracting and retaining talented and well-qualified employees.  Our compensation program, including competitive salaries and other benefits, are designed to attract, hire, retain and motivate highly qualified employees and executives.  We are committed to enhancing our culture through efforts to promote and preserve inclusion and by providing and maintaining a safe work environment.  All persons employed in the day-to-day operations of each of our hotels are employees of our third-party hotel managers engaged by our TRS Lessees to operate such hotels.

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

SUMMARY

Risks Related to Our Business and Properties

•	Risks related to COVID-19.
•	Risks related to the overall economy and our financial performance.
•	Risks related to the limited number of hotels that we own.
•	Risks related to increased hotel operating expenses and decreased hotel revenues.
•	Risks related to our investment strategy, and the acquisition, renovation, or repositioning of hotels.
•	Risks related to our third-party management companies.
•	Risks related to our ability to make distributions.
•	Risks related to the geographic concentration of our hotels.
•	Risks related to the concentration of our hotel franchise agreements.
•	Risks related to our ground lease for the Hyatt Centric Arlington.
•	Risks related to hedging against interest rate exposure.
•	Risks related to investment opportunities and growth prospects.
•	Risks related to internal controls.
•	Risks related to information technology.
•	Risks related to natural disasters and the physical effects of climate change.

Risks Related to the Lodging Industry

•	Risks related to operating risks, seasonality of the hotel business, investment concentration in particular segments of a single industry, and capital expenditures.
•	Risks related to operating hotels with franchise agreements.
•	Risks related to restrictive covenants in certain of our franchise agreements.
•	Risks related to hotel re-development.
•	Risks related to obtaining financing.
•	Risks related to uninsured and underinsured losses.
•	Risks related to governmental regulations, including regulations covering environmental matters or the Americans with Disabilities Act.
•	Risks related to unknown or contingent liabilities.
•	Risks related to future terrorist activities.

General Risks Related to the Real Estate Industry

•	Risks related to illiquidity of real estate investments.
•	Risks related to future acquisitions.
•	Risks related to property damage including harmful mold.
•	Risks related to increases in property taxes.

Risks Related to Our Debt and Financing

•	Risks related to our financial leverage.
•	Risks related to our forbearance agreements.
•	Risks related to our financial covenants.
•	Risks related to our debt maturities.
•	Risks related to our borrowing costs.
•	Risks related to interest rates.

Risks Related to Our Organization and Structure

•	Risks related to change of control.
•	Risks related to our executive employment agreements.

•	Risks related to ownership limitations on our common stock and preferred stock.
•	Risks related to our preferred stock.
•	Risks related to future indebtedness.
•	Risks related to our REIT status.
•	Risks related to our major corporate policies.
•	Risks related to key personnel.

Risks Related to Conflicts of Interest of Our Officers and Directors

•	Risks related to conflicts of interest of our officers and directors.

Federal Income Tax Risks Related to the Company’s Status as a REIT.

•	Risks related potential failure to qualify as a REIT.
•	Risks related to potential failure to make distributions.
•	Risks related to MHI Holding.
•	Risks related to potential tax liabilities.
•	Risks related to REIT compliance requirements.
•	Risks related to Operating Partnership’s qualification as a partnership for federal income tax purposes.
•	Risks related potential failure to qualify as a REIT.
•	Risks related to the TRS qualification of MHI Holding, and the qualification of our hotel manager as an “eligible independent contractor”.
•	Risks related to our TRS leases.
•	Risks related to the potential tax liability of MHI Holding.
•	Risks related to our net operating loss carryforwards.
•	Risks related to taxation of dividend income.
•	Risks related to Medicare tax.
•	Risks related to U.S. withholding tax under the “Foreign Account Tax Compliance Act.”
•	Risks related to foreign investors.
•	Risks related to U.S. tax reform and related regulatory action.

DETAIL

Risks Related to Our Business and Properties

The novel coronavirus (COVID-19) outbreak is likely to materially and adversely affect travel and result in significantly reduced demand for our hotels.

The outbreak of COVID-19 throughout the world, classified by the World Health Organization as a pandemic, has disrupted global travel and supply chains, and has adversely impacted global commercial activity across many industries.  Due to travel restrictions in the U.S. and around world, the travel and hospitality industries are particularly facing tremendous drains on resources.  The COVID-19 pandemic has had, and is expected to continue to have, significant adverse impacts on economic and market conditions and global economic contraction.  The uncertainty surrounding the pandemic precludes any prediction as to the scale and scope of the ultimate adverse impact and longevity of the COVID-19 pandemic or any future pandemic outbreak.  There also can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries.

Our business is likely to continue to be materially and adversely affected by the effect of the COVID-19 pandemic on the travel industry. Government travel advisories, corporate restrictions and airline travel cancellations have impacted demand at our hotels – in 2020 we experienced a substantial number of group-related cancellations, as well as a decline in transient business. These developments will likely continue to have a materially adverse effect on our financial condition and results of operations through 2021 at a minimum. Further spread or prolonged outbreak of COVID-19 may result in health or other government authorities extending existing travel restrictions, imposing additional restrictions, creating containment zones, and mandating closure of businesses, among other actions. Any such containment zones or mandatory business closures could include one or more of our hotels. Any of these events could result in a significant and prolonged drop in demand for our hotels, which would further the negative impact on our financial condition and results of operations. Due to the uncertainty inherent in the outbreak, we are not in a position to predict when or if normal travel patterns will resume.

If the economy falls into a recessionary period or fails to maintain positive growth, our operating performance and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services, such as the decrease experienced due to COVID-19, will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We had net loss available to the common stockholders of approximately $57.9 million for the 2020 fiscal year. An economic downturn, such as the once caused by COVID-19, may increase our losses or reduce our income in the future. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

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

As of December 31, 2020, our portfolio consisted of twelve wholly-owned hotels with a total of 3,156 rooms and the hotel commercial condominium units of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences condominium hotels. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

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

We lease all of our hotels to our TRS Lessees. Our TRS Lessees are subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. Among the factors which could cause our

TRS Lessees to fail to make required rent payments are reduced net operating profits or operating losses, increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors that could reduce the net operating profits of our TRS Lessees are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels and limit the volume of food and beverage revenue and other operating revenue such as parking revenue.

The amount of any dividend distributions to holders of the Company’s common stock is in the sole discretion of the Company’s board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. We cannot assure you that we will generate sufficient cash to fund distributions.

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

In our portfolio, the majority of the hotels that we owned as of December 31, 2020 utilize brands owned by Hilton. As a result, our success is dependent in part on the continued success of Hilton and their respective brands. If market recognition or the positive perception of Hilton is reduced or compromised, the goodwill associated with the Hilton branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.  As of March 1, 2021, we owned one property each under the Marriott and Hyatt brands.  Our success is also dependent in part on the continued success, market recognition, and positive perception of these brands.

Our ground lease for the Hyatt Centric Arlington may constrain us from acting in the best interest of shareholders or require us to make certain payments.

The Hyatt Centric Arlington is subject to a ground lease with a third-party lessor which requires us to obtain the consent of the relevant third-party lessor in order to sell the Hyatt Centric Arlington hotel or to assign our leasehold interest in the ground lease. Accordingly, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the lessor, even if we determine that the sale of this hotel or the assignment of our leasehold interest in the ground lease is in the best interest of the Company or our shareholders. In addition, at any given time, potential purchasers may be less interested in buying a hotel subject to a ground lease and may demand a lower price for the hotel than for a comparable property without such a restriction, or they may not purchase the hotel at any price. For these reasons, we may have a difficult time selling the hotel or may receive lower proceeds from any such sale. The ground lease is subject to four additional renewal periods of 10 years each, following the first renewal period which expires in 2025.  At the beginning of each renewal period, certain provisions of the lease may be adjusted by the lessor, which could impact payments we are required to make to the lessor.  The ground lease contains a rent reset provision that will reset the rent in June 2025 to a fixed amount per annum equal to 8.0% of the land value, subject to an appraisal process.  If we are not able to come to reasonable terms with the lessor at the end of the term or if we are found to have breached certain obligations under the ground lease, we may be required to dispose of the hotel at a substantial loss.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our internal controls and financial reporting are not subject to attestation by our independent registered public accounting firm pursuant to the Sarbanes-Oxley Act of 2002. While we have undertaken substantial work to maintain effective internal controls, we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes in the future. In the future, we may discover areas of our internal controls that need improvement. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of the Company’s shares and make it more difficult for the Company to raise capital. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel managers purchase some of our information technology from vendors, on whom our systems depend. We and our hotel managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel managers have taken steps, we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper functionality, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2020 and 2019, we spent approximately $4.0 million and approximately $12.7 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Many operating standards and other terms can be modified or expanded at the sole discretion of the franchisor. Our franchisors periodically inspect our hotels to ensure that we, our TRS Lessees, and the management companies follow their standards. Failure by us, our TRS Lessees or a management company to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of continuing a franchise license, a franchisor may require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

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

In addition to COVID-19, we face risks related to other pandemic diseases, which could materially and adversely affect travel and result in reduced demand for our hotels.

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

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2020, the principal balance of our mortgages, unsecured and secured debt was approximately $390.3 million, not accounting for reductions of unamortized premiums or deferred financing costs as shown on our balance sheet.  Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

Our financial leverage could negatively affect our business and financial results, including the following:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, working capital, capital expenditures, future business opportunities, paying dividends or other purposes;

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;
•	adversely affect our ability to satisfy our financial obligations, including those related to our loan covenants;
•	limit our ability to refinance existing debt;
•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing or to modify the terms of existing obligations;
•	force us to dispose of one or more of our properties, possibly on unfavorable terms;
•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;
•	force us to issue additional equity, possibly on terms unfavorable to existing shareholders;
•	limit our flexibility to make, or react to, changes in our business and our industry; and
•	place us at a competitive disadvantage, compared to our competitors that have less debt.

We have entered into forbearance agreements and loan modification agreements with our mortgage lenders and we cannot guarantee that we will be able to comply with the terms of these agreements, or continue obtaining forbearance if needed.

In 2020, we sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties. As of December 31, 2020, we failed to make nine consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default, and which, pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period during which such Event of Default persists.  Following an Event of Default, our lenders (including the lender under our DoubleTree Resort by Hilton Hollywood Beach mortgage) can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans.  If the DoubleTree Resort by Hilton Hollywood Beach mortgage lender were to accelerate the payment of principal and interest

on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt.   In addition, we failed to meet the financial covenants under the mortgage agreement which triggered a “cash trap” requiring substantially all the revenue generated by our hotel to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender.  We are currently negotiating an amendment to that loan agreement and have not received a Notice of Default.

As of December 31, 2020, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba, the DoubleTree by Hilton Laurel, and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021; (ii) the lender on the DoubleTree by Hilton Laurel as of December 31, 2020; (iii) the lender on the Hotel Alba mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender; and (iv) the lender on The Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million as of December 31, 2020, subject to certain withdrawal privileges.

As of December 31, 2020, we failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront and the Georgian Terrace, which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” until the properties meet the criteria in the forbearance agreements for exiting the “cash traps”.

While the duration and extent of the reduction in hotel demand caused by the pandemic creates corresponding uncertainty regarding our future cash flows, the Company believes it has sufficient liquidity to meet its obligations for operating expenses, planned capital expenditures and scheduled payments of principal and interest – including scheduled repayments of deferred principal and interest on our mortgage debt.  However, the Company believes it is probable that over the course of the next four to six quarters it may fail to satisfy financial covenants in the above-described loans.  If the Company fails to obtain the requisite waivers, our lenders could declare it in default and require repayment of the outstanding balances on the relevant loans.  If that were to occur, the Company may not have sufficient funds to pay the applicable debt.  While the Company believes we will be successful in obtaining waivers, forbearance arrangements and loan modifications, it cannot provide assurance that we will be able to do so on acceptable terms or at all. In addition, the mortgage on the DoubleTree by Hilton Laurel matures in August 2021.  Given the underperformance of the hotel due to the pandemic, the Company cannot guarantee that it will be able to modify, extend, renew or refinance the existing indebtedness on acceptable terms or at all.

U.S. generally accepted accounting principles (“U.S. GAAP”) requires that when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.  Due to the uncertainties described above related to the financial covenants and maturities under our mortgage loans, and the Company’s ability to meet its contractual obligation to repay those loans, if accelerated or when due, the Company determined that there is substantial doubt about our ability to continue as a going concern.

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

We must comply with financial covenants in our Secured Notes.

Our Secured Notes contain various financial covenants.  The Secured Notes requires us to maintain certain cash management standards and include a broad range of covenants restricting our ability to incur additional debt, make dividend payments, transfer or acquire assets, or exceed our 2019 employee compensation levels.  They also require us to maintain certain financial thresholds, including limitations on our accounts payable and capital expenditures.  Upon an event of default or liquidity event described in the Secured Notes, the holders of the Secured Notes have the right to require and approve our selection of one or more of our hotel properties for disposition or refinancing in order to cure an event of default or liquidity event based on a process set forth in the Secured Notes.  In addition, the Secured Notes are redeemable by the holder in full upon an event of default or a change of control transaction.

Pursuant to the Pledge Agreement we agreed to pledge and grant to KW a first priority security interest in the equity interests, including certain voting rights, of our affiliates that own The DeSoto hotel, Hotel Ballast Wilmington, and the DoubleTree by Hilton Philadelphia Airport hotel.  Upon an uncured monetary event of default under the Secured Notes, KW, as collateral agent, has a right to sell, lease or otherwise dispose of or realize upon the Pledged Collateral in order to satisfy any amounts outstanding under the Secured Notes.

We have five mortgage debt obligations maturing in 2021 through 2023, and the Secured Notes maturing in 2023, and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. The ability to refinance or replace mortgage debt is subject to market conditions and could become limited in the future. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In August of 2021, the mortgage on our DoubleTree by Hilton Laurel matures. In June and July of 2022, the mortgages on the Hotel Alba Tampa, Tapestry Collection by Hilton and the DoubleTree by Hilton Raleigh-Brownstone mature, respectively. In February and October of 2023, the mortgage on The Whitehall and the DoubleTree by Hilton Philadelphia Airport mature, respectively. In December 2023 the Secured Notes mature, subject to an option to extend maturity for one year.  We also have additional significant obligations maturing in subsequent years. The total aggregate amount of our debt obligation scheduled to mature by 2021, inclusive of monthly principal and interest amortization of all our indebtedness, is approximately $36.2 million, which represents approximately 7.3% of our total debt obligation outstanding as of December 31, 2020.  The total aggregate amount of our debt obligation scheduled to mature by 2022, inclusive of monthly principal and interest amortization of all our indebtedness, is approximately $62.5 million, which represents approximately 12.6% of our total debt obligation outstanding as of December 31, 2020. The total aggregate amount of our debt obligation scheduled to mature by the end of 2023, inclusive of monthly principal amortization of all our mortgage indebtedness, is approximately $107.9 million, which represents approximately 21.8% of our total debt obligation outstanding as of December 31, 2020.

We will need to, and plan to, renew, replace or extend our long-term indebtedness prior to the respective maturity date. If we are unable to extend our maturing loans, we may be required to repay the outstanding principal amount at maturity or a portion of such indebtedness upon refinance. If we do not have sufficient funds to repay any portion of the indebtedness, it may be necessary to raise capital through debt financing, private or public offerings of debt securities or equity financings. We are uncertain whether we will be able to refinance this obligation or if refinancing terms will be favorable. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available to meet our financial obligations. If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may not be able to execute our business strategies or we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses and potentially reducing cash flow from operating activities if the sale proceeds in excess of the amount required to satisfy the indebtedness could not be reinvested in equally profitable real property investments. Moreover, the terms of any additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended. To the extent we cannot repay our outstanding debt, we risk losing some or all of our hotel properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder Sotherly’s ability to meet the REIT distribution requirements imposed by the Code. In addition, we have given full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.

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

The mortgage loans encumbering our hotels located in Philadelphia, PA, Raleigh, NC, and Tampa, FL each have interest rates tied to LIBOR.  Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on those obligations if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in (i) interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form or (ii) an inability to hedge against an alternative method of calculating interest on those obligations.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase our debt service requirements and interest expense.  Currently, our floating rate debt is limited to the mortgages on the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba Tampa, Tapestry Collection by Hilton and The Whitehall. Each of these mortgages bears interest at rates tied to the 1-month London Interbank Offered Rate (“LIBOR”) or substitute rate and provide for minimum rates of interest. To the extent that increases in the LIBOR rate of interest or substitute rate cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

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

The Company has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of the Company’s board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in the Company’s bylaws. However, the Company’s board of directors may by resolution elect to opt into the business combination provisions of the MGCL and the Company may, by amendment to its bylaws, opt into the control share provisions of the MGCL in the future. The Company’s board of directors has the exclusive power to amend the Company’s bylaws.

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

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares.  As of December 31, 2020, 1,610,000 shares of our Series B Preferred Stock were issued and outstanding, 1,554,610 shares of our Series C Preferred Stock were issued and outstanding, and 1,200,000 shares of our Series D Preferred Stock were issued and outstanding.  The aggregate liquidation preference with respect to the outstanding shares of Series B Preferred Stock is approximately $40.3 million, and annual dividends on our outstanding shares of Series B Preferred Stock are approximately $3.2 million.  The aggregate liquidation preference with respect to the outstanding shares of Series C Preferred Stock is approximately $38.9 million, and annual dividends on our outstanding shares of Series C Preferred Stock are approximately $3.1 million.  The aggregate liquidation preference with respect to the outstanding shares of Series D Preferred Stock is approximately $30.0 million, and annual dividends on our outstanding shares of Series D Preferred Stock are approximately $2.5 million.  Holders of our Series B, Series C, and Series D Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions.  This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.  In addition, holders of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred

Stock voting together as a separate class have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive).  Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future preferred offerings.  Thus, our stockholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.

Distributions on our preferred stock are in arrears for the last four quarterly payments.  No dividends may be paid on our common stock until such time as the preferred stock distributions are made current.

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

Conflicts of interest relating to Our Town, the entity that manages our twelve wholly-owned hotels and our two condominium hotel rental programs, and the terms of our management agreements with Our Town may lead to management decisions that are not in the stockholders’ best interest.

Conflicts of interest relating to Our Town may lead to management decisions that are not in the stockholders’ best interest. Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, together own a 22.0% interest, as of December 31, 2020, in Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town.

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

Holders of units in our Operating Partnership, including trusts controlled in whole or part by members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including a trust controlled by Andrew M. Sims, and a charitable trust controlled by Edward S. Stein, may have different objectives than holders of the Company’s stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. As of December 31, 2020, these trusts owned approximately 1.0% of the outstanding units in our Operating Partnership. Although the individuals controlling the trusts do not have any beneficial interest in the trusts, they may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to the Company’s stockholders, or may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

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

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2004. The Company believes it has operated so as to qualify as a REIT under the Code and believes that its current organization and method of operation comply with the rules and regulations promulgated under the Code to enable the Company to continue to qualify as a REIT. However, it is possible that the Company has been organized or has operated in a manner that would not allow it to qualify as a REIT, or that its future operations could cause it to fail to qualify. Qualification as a REIT requires the Company to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within its control. For example, in order to qualify as a REIT, the Company must satisfy a 75.0% gross income test pursuant to Code Section 856(c)(3) and a 95.0% gross income test pursuant to Code Section 856(c)(2) each taxable year. In addition, the Company must pay dividends, as “qualifying distributions,” to its stockholders aggregating annually at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding capital gains and also reduced by certain noncash items) and must satisfy specified asset tests on a quarterly basis. While historically the Company has satisfied the distribution requirement discussed above, by making cash distributions to its stockholders, the Company may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its stock. The provisions of the Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in the Company’s case because it holds its assets through the Operating Partnership.

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

Under FIRPTA, distributions that we make to a foreign investor that are attributable to gains from our dispositions of U.S. real property interests (“capital gain dividends”) will be treated as income that is effectively connected with a U.S. trade or business, and therefore subject to U.S. federal income tax, in the hands of the foreign investor, unless such foreign person is a “qualified foreign pension fund” or one of certain publicly traded non-U.S. “qualified collective investment vehicles”. A foreign investor who is subject to tax under FIRPTA will be subject to U.S. federal income tax (at the rates applicable to U.S. investors) on any capital gain dividends and will also be required to file U.S. federal income tax returns to report such capital gain dividends. Furthermore, capital gain dividends are subject to an additional 30.0% “branch profits tax” (which may be reduced by an applicable income tax treaty) in the hands of a foreign investor who is subject to tax under FIRPTA if such foreign investor is treated as a corporation for U.S. federal income tax purposes.

U.S. tax reform and related regulatory action could adversely affect you.

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors in Company stock.  The Tax Cuts and Jobs Act (“TCJA”) and CARES Act made significant changes to the U.S. federal tax system.  Specifically, and as relevant to the Company and its subsidiaries, the TCJA reduced the maximum corporate tax rate from 35% to 21%, allows for full expensing of certain property, revised the net operating loss (“NOL”) provisions, set limitations on certain types of interest deductions, and expanded limitations on deductions for executive compensation.  The TCJA also temporarily reduced individual federal income tax rates on ordinary income (the highest individual federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026).

The TCJA and CARES Act did not modify the existing REIT rules, and we still are not required to pay federal taxes provided we comply with the existing requirements to qualify as a REIT.

The following provisions of the TCJA and/or CARES Act may have an impact on the Company and investors in Company stock:

•

Interest deductibility.  The TCJA imposes a limitation on the deduction for certain business interest, subject to exceptions for electing real property trades or businesses provided the real property trade or business adopts the alternative depreciation system with respect to its property.  The CARES Act liberalized the limitation on the deductibility of business interest for taxable years 2019 and 2020 and increased the amount of the interest expense deduction limitation under Code Section 163(j) from 30% to 50% for tax years beginning in 2019 and 2020.  In addition, a real estate business may elect to substitute its earnings from its 2019 tax year for its earnings in 2020, thereby allowing the substitution of its (presumably higher) 2019 tax year.  While we believe the Company and its subsidiaries, and the Operating Partnership are each engaged in a real property trade or business, the matter is not free from doubt.  As a result, if any of the Company, its subsidiaries, or the Operating Partnership cannot deduct all of their interest expense, or are ineligible to elect exemption from the rules, this will potentially increase the Company’s taxable income and potentially increase the amount of taxable dividends we distribute to investors of Company stock.

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

•

Limitation on deductions for NOLs. The TCJA limits a corporation’s deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of the corporation’s taxable income.  However, the CARES Act suspended the application of the limitation on excess business losses for tax years beginning in 2018, 2019, and 2020.  Further, the CARES Act generally permits real estate businesses to carry back NOLs up to five years and allows them to use their NOLs without the 80% limit imposed by the TCJA.

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

Investors in our stock are strongly encouraged to consult with a tax advisor with respect to the potential impact the TCJA and the CARES Act may have with respect to investing in our Company’s stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2020, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR):

	Number of		Occupancy	ADR	RevPAR		Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms		2020	2020	2020		2019	2019	2019	2018	2018	2018
The DeSoto, Savannah, Georgia	246		29.3%	$150.24	$44.03		65.4%	$174.75	$114.34	61.6%	$177.19	$109.21
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293		38.3%	$135.19	$51.77		78.5%	$139.53	$109.53	81.6%	$139.84	$114.06
DoubleTree by Hilton Laurel, Laurel, Maryland	208		31.9%	$89.92	$28.69		69.9%	$107.34	$75.06	66.8%	$107.98	$72.09
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331		36.4%	$110.37	$40.22		76.6%	$143.95	$110.20	78.2%	$139.25	$108.88
DoubleTree by Hilton Raleigh Brownstone – University, Raleigh, North Carolina	190		27.0%	$113.86	$30.69		76.3%	$139.73	$106.63	74.8%	$134.26	$100.36
DoubleTree Resort by Hilton Hollywood Beach, Hollywood, Florida	311		35.3%	$162.97	$57.45		70.5%	$173.25	$122.22	69.2%	$175.18	$121.19
Georgian Terrace, Atlanta, Georgia	326		25.1%	$186.04	$46.73		70.0%	$204.60	$143.15	67.9%	$186.28	$126.56
Hotel Alba Tampa, Tapestry Collection by Hilton, Tampa, Florida	222		34.8%	$137.75	$47.98		66.2%	$129.91	$85.97	71.9%	$124.72	$89.73
Hotel Ballast Wilmington, Tapestry Collection by Hilton, Wilmington, North Carolina	272		33.1%	$148.48	$49.19		68.5%	$161.50	$110.58	63.9%	$153.04	$97.75
Hyatt Centric Arlington, Arlington, Virginia (1)	318		26.1%	$133.75	$34.91		79.1%	$188.15	$148.77	83.8%	$181.38	$152.04
Sheraton Louisville Riverside, Jeffersonville, Indiana	180		43.6%	$96.84	$42.20		67.9%	$114.92	$78.02	60.6%	$122.62	$74.25
The Whitehall, Houston, Texas	259		21.8%	$132.01	$28.81		62.2%	$143.33	$89.18	57.5%	$146.01	$83.95
Wholly-Owned Properties Total	3,156
Condominium Hotel
Hyde Resort & Residences	172	(2)	24.1%	$332.86	$80.10	(2)	50.5%	$295.49	$149.36	49.8%	$299.30	$149.15
Hyde Beach House Resort & Residences	139	(2)	11.7%	$330.14	$38.67	(2)	15.0%	$341.58	$51.36	n/a	n/a	n/a
Total Hotel & Participating Condominium Hotel Rooms	3,467

(1)

Includes operating results under previous ownership prior to Mach 1, 2018.  Results for periods prior to the Company’s ownership were provided by prior owners of the hotel and have not been audited or confirmed by the Company.

(2)

We own the hotel commercial unit and operate a rental program.  Reflects only those condominium units that were participating in the rental program as of December 31, 2020.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owners and unavailable for rent to hotel guests.  We sometimes refer to each participating condominium unit as a “room”.

Item 3. Legal Proceedings

We are not involved in any material legal proceedings, nor to our knowledge, are any material legal proceedings threatened against us. We are involved in routine litigation arising out of the ordinary course of business, most of which is expected to be covered by insurance, and none of which is expected to have a material impact on our financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock trades on the NASDAQ ® Global Market under the symbol “SOHO”.  The closing price of the Company’s common stock on the NASDAQ ® Global Market on March 1, 2021 was $3.86 per share.

Stockholder Information

As of March 1, 2021, there were approximately 87 holders of record of the Company’s common stock.

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Recent Sales of Unregistered Securities

On December 31, 2020, we closed a transaction with KWHP SOHO, LLC, a Delaware limited liability company, as collateral agent and an investor, and MIG SOHO, LLC, a Delaware limited liability company, as an investor, whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership with an option to require the Investors to purchase an additional $10.0 million in Secured Notes.  The obligations of the Operating Partnership were guaranteed by the Company.  We entered into the following agreements: (i) a Note Purchase Agreement; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement; (iv) a Board Observer Agreement; and (v) other related ancillary agreements.  The Secured Notes mature in 3 years and will be payable on or before the maturity date at the rate of 1.47x the principal amount borrowed during the initial 3-year term, with a 1-year extension at Company’s option.  The Secured Notes also carry a 6.0% current interest rate, payable quarterly during the initial 3-year term.  Pursuant to the Pledge Agreement, certain subsidiaries of the Operating Partnership entered into the Pledge Agreement with KW, pursuant to which we agreed to pledge and grant to KW a first priority security interest in the equity interests, including certain voting rights, of our affiliates that own The DeSoto hotel, Hotel Ballast Wilmington, and the DoubleTree by Hilton Philadelphia Airport hotel.  Upon an uncured monetary event of default under the Secured Notes, KW, as collateral agent, has a right to sell, lease or otherwise dispose of or realize upon the Pledged Collateral in order to satisfy any amounts outstanding under the Secured Notes.  The offering was exempt from registration pursuant to Rule 506(b) of Regulation D.  The proceeds were used for general corporate purposes.

Issuer Purchases of Equity Securities

On December 2, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  The Company used available working capital to fund purchases under the stock repurchase program.  The repurchase program expired on December 31, 2020 and has not been extended by our board of directors.  As of December 31, 2017, the Company had repurchased 882,820 shares of common stock at an average price of $6.68 per share totaling approximately $5.9 million.  Through December 31, 2020 the Company repurchased the following amounts of common stock and the repurchased shares have been returned to the status of authorized but unissued shares of common stock:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
December 1- December 31, 2016	481,100	$6.53	481,100	$6,835,464
January 1- December 31, 2017	401,720	$6.80	882,820	$4,104,423
January 1- December 31, 2018	0	n/a	0	n/a
January 1- December 31, 2019	0	n/a	0	n/a
January 1- December 31, 2020	0	n/a	0	n/a

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of March 1, 2021, there were 9 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc.

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

Except for the issuances by the Operating Partnership of Secured Notes described above and the issuance of shares of Series C and Series D Partnership Units and common units issued to the Company in connection with the contribution to the Operating Partnership of the net proceeds of the offering of Series C and Series D Preferred Stock and common stock in 2019, there were no sales of unregistered securities in the Operating Partnership in 2020.

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

As a result of the impact of the novel coronavirus (COVID-19) on our business, our board of directors has suspended our common stock dividend.  We anticipate that our board of directors will re-evaluate our current dividend policy on an ongoing basis.  Pursuant to our PPP Loans and our Secured Notes, we are prohibited from making any equity distributions as long as those instruments are outstanding.  Distributions on our preferred stock are in arrears for the last four quarterly payments.  No dividends may be paid on our common stock until such time as the preferred stock distributions are made current.

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

The following tables set forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its common and preferred shares to Company’s stockholders for fiscal year 2019 to 2020. The same table sets forth the Operating Partnership’s distributions per common and preferred partnership units for fiscal year 2019 to 2020:

Dividend (Distribution) Payments - Common
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit		Ordinary Income	Return of Capital
January 2019	March 31, 2019	April 11, 2019		$0.125	0.00%	100.00%
April 2019	June 30, 2019	July 11, 2019		$0.130	0.00%	100.00%
July 2019	September 30, 2019	October 11, 2019		$0.130	0.00%	100.00%
October 2019	December 31, 2019	January 11, 2020		$0.130	0.00%	100.00%
January 2020	March 31, 2020	n/a (1)		$0.130
n/a (2)	n/a	n/a	$
n/a (2)	n/a	n/a	$
n/a (2)	n/a	n/a	$
(1)	This dividend was declared on January 27, 2020, but has not yet been paid.
(2)	This distribution has not been declared and has not been paid.

Dividend (Distribution) Payments - Series B Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2019	March 31, 2019	April 17, 2019	$0.50	7.18%	92.83%
April 2019	June 30, 2019	July 17, 2019	$0.50	7.18%	92.83%
July 2019	September 30, 2019	October 17, 2019	$0.50	7.18%	92.83%
October 2019	December 31, 2019	January 17, 2020	$0.50	7.18%	92.83%
January 2020	March 31, 2020	n/a (1)	$0.50
n/a (2)	n/a	n/a
n/a (2)	n/a	n/a
n/a (2)	n/a	n/a

Dividend (Distribution) Payments - Series C Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2019	March 31, 2019	April 17, 2019	$0.492188	7.18%	92.83%
April 2019	June 30, 2019	July 17, 2019	$0.492188	7.18%	92.83%
July 2019	September 30, 2019	October 17, 2019	$0.492188	7.18%	92.83%
October 2019	December 31, 2019	January 17, 2020	$0.492188	7.18%	92.83%
January 2020	March 31, 2020	n/a (1)	$0.492188
n/a (2)	n/a	n/a
n/a (2)	n/a	n/a
n/a (2)	n/a	n/a

Dividend (Distribution) Payments - Series D Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
April 2019	June 30, 2019	July 17, 2019	$0.418230	7.18%	92.83%
July 2019	September 30, 2019	October 17, 2019	$0.515625	7.18%	92.83%
October 2019	December 31, 2019	January 17, 2020	$0.515625	7.18%	92.83%
January 2020	March 31, 2020	n/a (1)	$0.515625
n/a (2)	n/a	n/a
n/a (2)	n/a	n/a
n/a (2)	n/a	n/a
(1)	This distribution was declared on January 27, 2020, but has not yet been paid.
(2)	This distribution has not been declared and has not been paid.

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for Sotherly Hotels Inc. and Sotherly Hotels LP for the years ended December 31, 2020, 2019, 2018, 2017, and 2016.  The following selected historical financial data was derived from audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and in prior filings. The Company’s financial statements: for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, have been audited by Dixon Hughes Goodman LLP our independent registered public accounting firm, for such periods. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

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

SOTHERLY HOTELS INC.

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Statement of Operations
Total Revenues	$71,502,576	$185,788,133	$178,173,121	$154,266,693	$152,845,752
Total Operating Expenses excluding Depreciation, Amortization, Disposal Gain, and Impairment of Investments in Hotel Properties, net	(81,219,411)	(145,680,563)	(136,670,418)	(119,613,294)	(118,854,236)
Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(20,032,835)	(21,761,055)	(21,396,392)	(18,489,511)	(15,384,390)
Net Operating (Loss) Income	(29,749,670)	18,346,515	20,106,311	16,163,888	18,607,126
Interest Income	210,426	444,459	352,951	218,656	115,785
Interest Expense	(18,056,874)	(19,768,193)	(19,953,746)	(15,727,628)	(17,735,107)
Other (Expense) Income – net	(806,344)	1,903,307	(644,324)	1,112,377	(1,455,289)
Income Tax (Provision) Benefit	(5,280,443)	249,480	(469,349)	(1,737,804)	1,367,634
Net (Loss) Income	(53,682,905)	1,175,568	(608,157)	29,489	900,149
Net Loss Attributable to Noncontrolling Interest	4,489,341	733,876	718,093	413,014	26,567
Net (Loss) Income Attributable to the Company	(49,193,564)	1,909,444	109,936	442,503	926,716
Declared and Undeclared Distributions to Preferred Stockholders	(8,755,642)	(7,820,695)	(5,829,914)	(3,781,639)	(1,144,889)
Net Loss Attributable to Common Stockholders	$(57,949,206)	$(5,911,251)	$(5,719,978)	$(3,339,136)	$(218,173)

Statement of Cash Flows
Cash (Used in) Provided by Operations – net	$(11,263,940)	$22,460,810	$26,163,371	$15,843,077	$17,976,226
Cash Used in Investing – net	(3,778,981)	(18,709,079)	(100,899,047)	(19,326,664)	(14,699,277)
Cash (Used in) Provided by Financing – net	22,359,231	(13,635,776)	79,174,915	549,709	15,798,218
Net Increase (Decrease) in Cash and Cash Equivalents	$7,316,310	$(9,884,045)	$4,439,239	$(2,933,878)	$19,075,167

Balance Sheet
Investments in Hotel Properties, Net	$427,824,585	$443,267,448	$435,725,814	$357,799,512	$348,593,912
Investment in Hotel Properties Held for Sale, Net	—	—	—	—	5,333,000
Total Assets (1)	473,033,811	487,226,790	493,482,847	409,953,340	406,019,564
Mortgage Loans, net	357,545,977	358,633,884	364,828,845	297,318,816	282,708,289
Secured Notes, net	18,694,355	—	—	—	—
Unsecured Notes, net	10,719,100	—	23,894,658	—	24,308,713
Total Liabilities	428,832,506	385,819,619	411,216,475	315,778,310	324,680,276
Noncontrolling Interest (1)	(5,348,763)	(1,198,732)	441,706	1,154,775	2,329,175
Total Sotherly Hotels Inc. Stockholders’ Equity (1)	$49,550,068	$102,605,903	$81,824,666	$93,020,255	$79,010,113

Operating Data
Average Number of Available Rooms	3,461	3,336	3,293	2,995	3,011
Total Number of Available Room Nights	1,263,312	1,217,593	1,202,025	1,096,170	1,102,026
Occupancy Percentage (2)	30.6%	70.1%	69.1%	68.8%	69.8%
Average Daily Rate (ADR) (2)	$144.88	$161.17	$158.02	$147.77	$140.63
RevPAR (2)	$44.28	$112.94	$109.20	$101.70	$98.18

Additional Financial Data
FFO Available to Common Stockholders (3)	$(42,656,958)	$14,763,387	$13,705,606	$12,330,243	$15,078,444
Adjusted FFO Available to Common Stockholders (3)	(36,206,993)	17,163,557	15,922,584	15,664,335	15,100,188
Hotel EBITDA (4)	(3,224,309)	46,937,924	47,683,665	40,989,325	40,012,581
Loss Per Basic Common Share	$(4.05)	$(0.43)	$(0.42)	$(0.24)	$(0.01)

(1)	As of the period end.
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

SOTHERLY HOTELS LP

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2020	2018	2017	2016
Statement of Operations
Total Revenues	$71,502,576	$185,788,133	$178,173,121	$154,266,693	$152,845,752
Total Operating Expenses excluding Depreciation, Amortization, Disposal Gain, and Impairment of Investments in Hotel Properties, net	(81,219,411)	(145,680,563)	(136,670,418)	(119,613,294)	(118,854,236)
Depreciation, Amortization, Disposal Gain and Impairment of Investments in Hotel Properties, net	(20,032,835)	(21,761,055)	(21,396,392)	(18,489,511)	(15,384,390)
Net Operating (Loss) Income	(29,749,670)	18,346,515	20,106,311	16,163,888	18,607,126
Interest Income	210,426	444,459	352,951	218,656	115,785
Interest Expense	(18,056,874)	(19,768,193)	(19,953,746)	(15,727,628)	(17,735,107)
Other (Expense) Income – net	(806,344)	1,903,307	(644,324)	1,112,377	(1,455,289)
Income Tax (Provision) Benefit	(5,280,443)	249,480	(469,349)	(1,737,804)	1,367,634
Net (Loss) Income	(53,682,905)	1,175,568	(608,157)	29,489	900,149
Declared and Undeclared Distributions to Preferred Unitholders	(8,755,642)	(7,820,695)	(5,829,914)	(3,781,639)	(1,144,889)
Net Loss Available to Operating Partnership Unit Holders	$(62,438,547)	$(6,645,127)	$(6,438,071)	$(3,752,150)	$(244,740)

Statement of Cash Flows
Cash (Used in) Provided by Operations – net	$(11,668,834)	$22,526,277	$26,245,988	$15,805,264	$17,976,226
Cash used in Investing – net	(3,315,605)	(18,472,299)	(100,694,488)	(23,977,633)	(14,699,277)
Cash Provided by (Used in) Financing – net	22,300,749	(13,938,023)	78,887,739	5,238,491	15,798,218
Net Increase (Decrease) in Cash and Cash Equivalents	$7,316,310	$(9,884,045)	$4,439,239	$(2,933,878)	$19,075,167

Balance Sheet
Investments in Hotel Properties, Net	$427,824,585	$443,267,448	$435,725,814	$357,799,512	$348,593,912
Investment in Hotel Properties Held for Sale, Net	—	—	—	—	5,333,000
Total Assets (1)	476,780,065	491,436,420	497,929,257	414,604,309	406,019,564
Mortgage Loans, net	357,545,977	358,633,884	364,828,845	297,318,816	282,708,289
Secured Notes, net	18,694,355	—	—	—	—
Unsecured Notes, net	10,719,100	—	23,894,658	—	24,308,713
Total Liabilities	428,832,506	385,878,103	411,273,022	315,823,854	324,680,276
Total Sotherly Hotels LP - Partners' Capital (1)	$47,947,559	$105,558,317	$86,656,235	$98,780,455	$79,010,113

Operating Data
Average Number of Available Rooms	3,461	3,336	3,293	2,995	3,011
Total Number of Available Room Nights	1,263,312	1,217,593	1,202,025	1,096,170	1,102,026
Occupancy Percentage (2)	30.6%	70.1%	69.1%	68.8%	69.8%
Average Daily Rate (ADR) (2)	$144.88	$161.17	$158.02	$147.77	$140.63
RevPAR (2)	$44.28	$112.94	$109.20	$101.70	$98.18

Additional Financial Data
FFO Available to General & Limited Partnership Unit holders (3)	$(42,656,958)	$14,763,387	$13,705,606	$12,330,243	$15,078,444
Adjusted FFO Available to General & Limited partnership Unit holders (3)	(36,206,993)	17,163,557	15,922,584	15,664,335	15,100,188
Hotel EBITDA (4)	(3,224,309)	46,937,924	47,683,665	40,989,325	40,012,581
Loss Per Basic General & Limited Partnership Unit	$(3.89)	$(0.42)	$(0.40)	$(0.23)	$(0.01)
(1)	As of the period end.
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

The following is the Company’s and the Operating Partnership’s reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2020, 2019, 2018, 2017, and 2016.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Net Loss Available to the Common Stockholders	$(57,949,206)	$(5,911,251)	$(5,719,978)	$(3,339,136)	$(218,173)
Add: Net Loss Attributable to the Noncontrolling Interest	(4,489,341)	(733,876)	(718,093)	(413,014)	(26,567)
Depreciation and Amortization - Real Estate	19,825,382	21,578,309	20,549,695	16,911,610	14,957,865
Gain on Involuntary Conversion of Assets	(179,856)	(293,534)	(917,767)	(2,242,876)	—
Loss on Sale or Asset Disposal	136,063	123,739	511,749	1,413,659	365,319
FFO Available to Common Stockholders and Unitholders	$(42,656,958)	$14,763,387	$13,705,606	$12,330,243	$15,078,444
Decrease (Increase) in Deferred Income Taxes	5,412,084	(280,905)	319,939	1,498,222	(1,558,966)
Amortization	71,390	59,007	334,948	88,009	61,206
Loan Modification Fees	—	—	—	—	64,215
Termination (Refund) Fee	(19,709)	291,841	—	—	—
Realized and Unrealized Loss on Hedging Activities (A)	986,200	1,177,871	808,958	28,384	37,384
Loss on Aborted Offering Costs	—	—	—	541,129	—
Loss on Early Extinguishment of Debt (A)	—	1,152,356	753,133	1,178,348	1,417,905
Adjusted FFO Available to Common Stockholders and Unitholders	$(36,206,993)	$17,163,557	$15,922,584	$15,664,335	$15,100,188

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.

The following is a reconciliation of net income/(loss) to Hotel EBITDA for the years ended December 31, 2020, 2019, 2018, 2017, and 2016.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Net Loss Available to the Common Stockholders	$(57,949,206)	$(5,911,251)	$(5,719,978)	$(3,339,136)	$(218,173)
Add: Net Loss Attributable to the Noncontrolling Interest	(4,489,341)	(733,876)	(718,093)	(413,014)	(26,567)
Interest Expense	18,056,874	19,768,193	19,953,746	15,727,628	17,735,107
Interest Income	(210,426)	(444,459)	(352,951)	(218,656)	(115,785)
Distributions to Preferred Stockholders	8,755,642	7,820,695	5,829,914	3,781,639	1,144,889
Income Tax Provision (Benefit)	5,280,443	(249,480)	469,349	1,737,804	(1,367,634)
Depreciation and Amortization	19,896,772	21,637,316	20,884,643	16,999,619	15,019,071
Loss on Sale or Asset Disposal	136,063	123,739	511,749	1,413,659	365,319
Gain on Involuntary Conversion of Assets	(179,856)	(293,534)	(917,767)	(2,242,876)	—
Realized and Unrealized Loss on Hedging Activities	986,200	1,177,871	808,958	28,384	37,384
Loss on Early Debt Extinguishment	—	1,152,356	753,133	1,178,348	1,417,905
Impairment of Investment in Hotel Properties, Net	—	—	—	—	—
Corporate General and Administrative Expenses	6,492,526	6,830,354	6,180,962	6,335,926	6,021,065
Gain on Exercise of Development Right	—	(3,940,000)	—	—	—
Hotel EBITDA	$(3,224,309)	$46,937,924	$47,683,665	$40,989,325	$40,012,581

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States.  Since January 1, 2018, we have completed the following acquisitions and dispositions:

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

During 2020, we experienced a substantial number of corporate group-related cancellations and observed a sharp decline in transient business travel due to concerns about COVID-19.  These cancellations and reduced bookings were part of an industry-wide trend that is likely to persist until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored, and there is a substantial recovery in the economy.  We expect these developments to have a significant negative impact on our financial results through 2021.

As of December 31, 2020, our hotel portfolio consisted of twelve full-service, primarily upscale and upper-upscale hotels with an aggregate total of 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs.  Nine of our hotels operate under well-known brands such as DoubleTree, Hyatt and Sheraton, and three are independent hotels.  As of December 31, 2020, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	172	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	139	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,467
(1)	Operated as an independent hotel.
(2)

We own the hotel commercial unit and operate a rental program.  Reflects only those condominium units that were participating in the rental program as of December 31, 2020.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room”.

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and currently owns an approximate 92.8% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessees that are wholly-owned subsidiaries of the Operating Partnership, which then engage hotel management companies to operate the hotels under a management agreement. Our TRS Lessees have engaged Our Town to manage our hotels. Our TRS Lessees, and their parent, MHI Holding (MHI Hospitality TRS Holding, Inc.), are consolidated into each of our financial statements for accounting purposes. The earnings of MHI Holding are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on its taxable income.

Effects of COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. Following the government mandates and health official recommendations, we significantly reduced operations at all our hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses.  All our hotels have remained open on a limited basis in order to serve the needs of the community – with the exception of the rental programs at our condominium hotels, which were temporarily closed for April and May. The Company expects that maintaining the current limited operations will allow us to increase capacity at individual hotels as demand returns and the CDC and state guidelines allow for an easing of travel and other business restrictions, provided we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.

COVID-19 has had a significant negative impact on our operations and financial results both during the second quarter and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations.  While the duration and full extent of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and there is a substantial recovery in the economy. At a minimum, we expect the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through 2021. In response to the impact of COVID-19 on our operations, we have taken the following health and safety and cost-reduction measures at the property and corporate levels:

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

The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our access to capital and could increase our cost of capital.  We have sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties. As of December 31, 2020, we failed to make nine consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default, and which, pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period during which such Event of Default persists.  Following an Event of Default, our lenders (including the lender under our DoubleTree Resort by Hilton Hollywood Beach mortgage) can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans.  If the DoubleTree Resort by Hilton Hollywood Beach mortgage lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt.   In addition, we failed to meet the financial covenants

under the mortgage agreement which triggered a “cash trap” requiring substantially all the profit generated by our hotel to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender.  We are currently negotiating an amendment to that loan agreement and have not received a Notice of Default.

As of December 31, 2020, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba, the DoubleTree by Hilton Laurel, and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021; (ii) the lender on the DoubleTree by Hilton Laurel as of December 31, 2020; (iii) the lender on the Hotel Alba mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender; and (iv) the lender on The Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million as of December 31, 2020, subject to certain withdrawal privileges.

As of December 31, 2020, we failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront and the Georgian Terrace, which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” until the properties meet the criteria in the forbearance agreements for exiting the “cash traps”.

As of December 31, 2020, the Company had approximately $25.3 million in unrestricted cash and approximately $10.0 million in restricted cash.  In addition, we have the option to obtain $10.0 million in additional proceeds from the sale of additional Secured Notes to the Investors as described below.

While the duration and extent of the reduction in hotel demand caused by the pandemic creates corresponding uncertainty regarding our future cash flows, the Company believes it has sufficient liquidity to meet its obligations for operating expenses, planned capital expenditures and scheduled payments of principal and interest – including scheduled repayments of deferred principal and interest on our mortgage debt.  However, the Company believes it is probable that over the course of the next four to six quarters it may fail to satisfy financial covenants in the above-described loans.  If the Company fails to obtain the requisite waivers, our lenders could declare it in default and require repayment of the outstanding balances on the relevant loans.  If that were to occur, the Company may not have sufficient funds to pay the applicable debt.  While the Company believes we will be successful in obtaining waivers, forbearance arrangements and loan modifications, it cannot provide assurance that we will be able to do so on acceptable terms or at all. In addition, the mortgage on the DoubleTree by Hilton Laurel matures in August 2021.  Given the underperformance of the hotel due to the pandemic, the Company cannot guarantee that it will be able to modify, extend, renew or refinance the existing indebtedness on acceptable terms or at all.

U.S. generally accepted accounting principles (“U.S. GAAP”) requires that when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.  Due to the uncertainties described above related to the financial covenants and maturities under our mortgage loans, and the Company’s ability to meet its contractual obligation to repay those loans, if accelerated or when due, the Company determined that there is substantial doubt about our ability to continue as a going concern.

Secured Note Financing

On December 31, 2020, we entered into the following agreements with KW, as collateral agent and an investor, and MIG, as an investor: (i) a Note Purchase Agreement with KW and MIG; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement with KW; (iv) a Board Observer Agreement with KW; and (v) other ancillary agreements.  These agreements constitute a transaction whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership with an option to require the Investors to purchase an additional $10.0 million in Secured Notes on the terms and subject to the conditions described below and in the Transaction documents.

Note Purchase Agreement

On December 31, 2020, the Operating Partnership and the Company entered into the Note Purchase Agreement with KW and MIG, pursuant to which: (i) we agreed to issue and sell, and the Investors agreed to purchase, the Secured Notes with an aggregate face amount of US $20 million and on the terms described below; (ii) KW and MIG granted us an option, subject to certain conditions and exercisable by us on or before the first anniversary of the first closing date, pursuant to which we may issue and sell a second note to each of the Investors with an aggregate face amount of $10.0 million on substantially the same terms as the initial Secured Notes; (iii) the Company agreed to fully and unconditionally guaranty the obligations of the Operating Partnership; (iv) we entered into the Pledge Agreement and Board Observer Agreement as described below; (v) we agreed to provide certain representations and warranties to the Investors; and (vi) we agreed to use the net proceeds to support the continued operation of the business conducted by the Operating Partnership.  We are required to pay a 1% origination fee on the amount of the initial Secured Notes in connection with the first closing and a 1% commitment fee on the committed amount of the Second Secured Notes.

Secured Notes

On December 31, 2020, the Operating Partnership issued and sold initial Secured Notes to the Investors in the amount of $20.0 million.  The Secured Notes:  (i) have a maturity date of December 30, 2023, with a one-year extension option, subject to a fee in the amount of 1% of the outstanding principal amount under the Secured Notes as of such maturity date; (ii) accrue interest at a rate of 6.00% during the initial term and then at a rate of 10% following any extension; (ii) require quarterly interest payments, which shall initially be in the amount of $0.30 million; (iii) require principal repayment equal to 1.47 times the face amount of the Secured Notes if repaid on or prior to December 30, 2023 and 1.65 times the face amount of the Secured Notes if repaid after December 30, 2023; (iv) may be prepaid without penalty, but subject to make-whole amounts for interest and the repayment multiplier; and (v) rank pari passu with other notes issued under the Note Purchase Agreement and senior to all other indebtedness of the Operating Partnership.

The Secured Notes requires us to maintain certain cash management standards and include a broad range of covenants restricting our ability to incur additional debt, make dividend payments, transfer or acquire assets, or exceed our 2019 employee compensation levels.  They also require us to maintain certain financial thresholds, including limitations on our accounts payable and capital expenditures.

Upon an event of default or liquidity event described in the Secured Notes, the holders of the Secured Notes have the right to require and approve our selection of one or more of our hotel properties for disposition or refinancing in order to cure an event of default or liquidity event based on a process set forth in the Secured Notes.  In addition, the Secured Notes are redeemable by the holder in full upon an event of default or a change of control transaction.

Pledge Agreement

On December 31, 2020, certain subsidiaries of the Operating Partnership entered into the Pledge Agreement with KW, pursuant to which we agreed to pledge and grant to KW a first priority security interest in the equity interests, including certain voting rights, of our affiliates that own The DeSoto hotel, Hotel Ballast Wilmington, and the DoubleTree by Hilton Philadelphia Airport hotel.  Upon an uncured monetary event of default under the Secured Notes, KW, as collateral agent, has a right to sell, lease or otherwise dispose of or realize upon the Pledged Collateral in order to satisfy any amounts outstanding under the Secured Notes.

Board Observer Agreement

On December 31, 2020, the Company entered into the Board Observer Agreement with KW, pursuant to which the Company has agreed to grant KW the option and the right to appoint a single representative to attend all meetings of the Company’s board of directors and its committees in a non-voting, observer capacity only.  The Board observer right exists until the date on which all principal, interest, and all other sums payable under the Secured Notes and the Second Secured Notes, if any, are paid and satisfied in whole.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

The following table illustrates the key operating metrics for the years ended December 31, 2020 and 2019 for our wholly-owned hotels and the condominium hotel units, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the twelve wholly-owned hotel properties that were under our control during all of 2020 (“actual” properties).

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Composite	Actual	Composite	Actual
Occupancy %	30.6%	31.7%	70.1%	71.3%
ADR	$144.88	$134.48	$161.17	$155.92
RevPAR	$44.28	$42.59	$112.94	$111.17

Revenue. Total revenue for the year ended December 31, 2020 was approximately $71.5 million, a decrease of approximately $114.3 million, or 61.5%, from total revenue for the year ended December 31, 2019 of approximately $185.8 million.  The decrease in revenue for the twelve months ended December 31, 2020, reflects the impact of the COVID-19 pandemic and the resulting reduction in travel by group business, event holders and conferences, transient consumers and the reduction of foreign travelers due to restrictions on foreign travel and closings of local business.  Each of our hotel properties, with the exception of our newly acquired Hyde Beach House Resort & Residences in Hollywood, Florida, realized a reduction in hotel occupancy and a decrease in revenue as a result of these factors.

Room revenues at our properties for the year ended December 31, 2020 decreased approximately $78.9 million, or 61.6%, to approximately $49.2 million compared to room revenues for the year ended December 31, 2019 of approximately $128.1 million with each of our properties experiencing reduced occupancy.

Food and beverage revenues at our properties for the year ended December 31, 2020 decreased approximately $29.6 million, or 73.5%, to approximately $10.7 million compared to food and beverage revenues of approximately $40.3 million for the year ended December 31, 2019, with each of our properties experiencing reduced demand for food and beverage services as a result of reduced occupancy.

Other operating revenues for the year ended December 31, 2020 decreased approximately $5.8 million, or 33.4%, to approximately $11.6 million compared to other operating revenues for the year ended December 31, 2019 of approximately $17.4 million.  Each of our properties experienced reduced other operating revenues for the period other than our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida and the hotel property in Tampa, Florida, which had an aggregate positive increase in other operating departments revenue of approximately $0.7 million.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, decreased approximately $64.1 million, or 46.2%, for the year ended December 31, 2020 to approximately $74.7 million compared to hotel operating expenses for the year ended December 31, 2019 of approximately $138.8 million. The decrease in hotel operating expenses for the twelve months ended December 31, 2020 reflects the impact of the COVID-19 pandemic and the resulting reduction in hotel occupancy at all of our properties other than our recently acquired Hyde Beach House Resort & Residences which had a positive increase in hotel operating expenses of approximately $1.1 million.

Rooms expense at our properties for the year ended December 31, 2020 decreased approximately $16.6 million, or 51.6%, to approximately $15.5 million compared to rooms expense of approximately $32.1 million for the year ended December 31, 2019.

Food and beverage expenses at our properties for the year ended December 31, 2020 decreased approximately $20.8 million, or 70.9%, to approximately $8.5 million compared to food and beverage expense of approximately $29.3 million for the year ended December 31, 2019.

Expenses from other operating departments decreased approximately $1.8 million, or 26.1%, to approximately $5.1 million for the year ended December 31, 2020 compared to expenses from other operating departments of approximately $6.9 million for the year ended December 31, 2019.  Our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida, was the only property with an aggregate increase in other operating departments expenses of approximately $1.3 million.

Indirect expenses at our properties for the year ended December 31, 2020 decreased approximately $24.9 million, or 35.4%, to approximately $45.5 million compared to indirect expenses of approximately $70.4 million for the year ended December 31, 2019. The decrease in indirect expenses for the twelve months ended December 31, 2020 resulted from decreases in administrative and general, management and franchise fees, sales and marketing, repairs and maintenance, energy and utilities, information and communications and insurance, and other indirect expenses for all our properties.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2020 decreased approximately $1.7 million, or 8.0%, to approximately $19.9 million compared to depreciation and amortization expense of approximately $21.6 million for the year ended December 31, 2019. The decrease in depreciation was mainly related to our properties in Philadelphia, Pennsylvania, Laurel, Maryland, Tampa, Florida and Atlanta Georgia from prior year changes in estimated useful lives and disposals, with a decrease of approximately $1.8 million.  There was also an aggregate increase in depreciation and amortization of approximately $0.1 million from our remaining properties.

Loss on Disposal of Assets.  During the year ended December 31, 2020, we recorded a net loss on disposal of assets of approximately $0.1 million, compared to a net loss on disposal of assets of approximately $0.1 million for the year ended December 31, 2019.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2020 decreased approximately $0.3 million, or 4.9%, to approximately $6.5 million compared to corporate general and administrative expenses of approximately $6.8 million for the year ended December 31, 2019. The decrease in corporate general and administrative expenses was mainly due to decreased salaries, professional and legal fees.

Interest Expense. Interest expense for the year ended December 31, 2020 decreased approximately $1.7 million, or 8.7%, to approximately $18.1 million compared to approximately $19.8 million of interest expense for the year ended December 31, 2019. The decrease in interest expense for the twelve months ended December 31, 2020, was substantially related to the reduction of the 7.25% unsecured notes (the “7.25% Notes”) and the three variable rate loans on Raleigh, North Carolina, Tampa, Florida and Houston, Texas, which accounted for a decrease of approximately $1.3 million, compared to the twelve-month period ending December 31, 2019.   The remaining decrease of approximately $0.4 million was due to lower loan balances.

Loss on Early Debt Extinguishment. The loss on early debt extinguishment for the year ended December 31, 2020 decreased approximately $1.2 million, or 100.0%, to $0 compared to a loss on debt extinguishment of approximately $1.2 million for the year ended December 31, 2019.  There were no early extinguishments of debt in 2020.  In May 2019, the 7.25% Notes were redeemed at 101% of face value.  A redemption premium of $0.25 million and the unamortized deferred financing costs related to the 7.25% Notes comprised loss on early debt extinguishment in 2019, of approximate $1.2 million.

Unrealized Loss on Hedging Activities.  As of December 31, 2020, the fair market value of the interest rate cap was $208 compared to the fair market value of $4,504, as of December 31, 2019.  As of December 31, 2020, the fair market value of the interest rate Swap was a liability of $3,038,967, compared to the fair market value of $2,064,709, as of December 31, 2019.  The unrealized loss on hedging activities during the years ended December 31, 2020 and 2019, was $986,200 and $1,177,871, respectively.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the twelve months ended December 31, 2020 decreased approximately $0.1 million to approximately $0.2 million compared to gain on involuntary conversion of assets of approximately $0.3 million for the twelve months ended December 31, 2019.  During September 2019, we had mechanical failure and flooding damage from failure of the sewer system resulting in damage to the boiler at The DeSoto property with a one-time involuntary conversion during the current year.  During November 2019, we also had water damage at the Georgian Terrace property and in November 2020, we had fire damage at the Georgian Terrace.

Income Tax (Provision) Benefit. We had an income tax provision of approximately $5.3 million for the twelve months ended December 31, 2020 compared to an income tax benefit of approximately $0.2 million for the twelve months ended December 31, 2019.  The income tax provision was primarily derived from a reduction of our deferred tax assets and through the establishment of a 100% valuation allowance of approximately $5.4 million.  During the twelve-month period ending December 31, 2020, we increased the valuation allowance to approximately $14.7 million, as of December 31, 2020.  Our MHI TRS Entities realized operating losses for each of the twelve months ended December 31, 2020 and 2019.

Net (Loss) Income. Net loss for the year ended December 31, 2020 increased approximately $54.9 million, or 4,666.50%, to approximately $53.7 million compared to a net income of approximately $1.2 million for the year ended December 31, 2019, as a result of the operating results discussed above.

Distributions to Preferred Stockholders.  During the year ended December 31, 2020, we recorded declared and undeclared distributions to preferred stockholders of approximately $8.8 million, compared to approximately $7.8 million distributions to preferred stockholders for the year ended December 31, 2019.  As of each December 31, 2020 and 2019, we accrued approximately $2.2 million, respectively, as dividends on the preferred stock.

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

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage or other debt and hotel property sales.  Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt services and maturities, operating costs, corporate expenses and dividends.  As of December 31, 2020, we had unrestricted cash of approximately $25.3 million, restricted cash of approximately $10.0 million and the option to require the Investors of our Secured Notes to purchase an additional $10.0 million in additional Secured Notes.

Operating Activities. Our net cash used in operating activities for the year ended December 31, 2020 was approximately $11.3 million.  The negative cash flow from operations during the year and decline from the prior year was due to the reduced operations at our hotels as a result of COVID-19.  Our cash provided by operating activities for the year ended December 31, 2019 was approximately $22.5 million.  Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and changes in working capital.

Investing Activities. Our cash used in investing activities for the year ended December 31, 2020 was approximately $3.8 million.  During the year ended December 31, 2020, we made improvements to our hotel properties including additions of furniture, fixtures and equipment of approximately $4.0 million   Our cash used in investing activities for the year ended December 31, 2019 was approximately $18.7 million.  During the year ended December 31, 2019, we invested approximately $6.3 million in the acquisition of commercial condominium unit at the Hyde Beach House in Hollywood, Florida.  In addition, we made improvements to our hotel properties including additions of furniture, fixtures and equipment of approximately $12.7 million.

Financing Activities. Our cash provided by financing activities for the year ended December 31, 2020 was approximately $22.4 million.  During the year ended December 31, 2020, we sold Secured Notes for $20.0 million, borrowed approximately $10.7 million in PPP Loans, paid approximately $1.6 million in financing costs, paid approximately $2.6 million in scheduled payments of principal on our mortgage loans and, prior to the start of the pandemic, made distributions of approximately $4.2 million.  Our cash used in financial activities for the year ended December 31, 2019 was approximately $13.6 million.  During the year ended December 31, 2019, we received net proceeds of approximately $33.1 million from the sale of our 8.25% Series D Preferred Stock, redeemed $25.0 million of unsecured notes, paid approximately $0.1 million in financing costs, paid approximately $6.6 million in scheduled payments of principal on our mortgage loans and made distributions of approximately $15.0 million.

Capital Expenditures

We intend to maintain all our hotels, including any hotel we acquire in the future, in good repair and condition, in conformity with applicable laws and regulations and, when applicable, with franchisor’s standards.  Routine capital improvements are determined through the annual budget process over which we maintain approval rights, and which are implemented or administered by our management company.

From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotel, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets.  In addition, we may be required by one or more of our franchisors to complete a property improvement program (“PIP”) in order to bring the hotel up to the franchisor’s standards.  Generally, we expect to fund renovations and improvements out of working capital, including restricted cash, proceeds of mortgage debt or equity offerings.

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In response to the COVID-19 pandemic, we postponed all major non-essential capital expenditures.  If travel demand, occupancy, and RevPAR increase as expected through the remainder of 2021, we expect total capital expenditures to be approximately $4.0 million for 2021.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. Except as temporarily provided through loan modifications and forbearance agreements, we deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree Resort by Hilton Hollywood Beach, The DoubleTree by Hilton Jacksonville Riverside, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

The COVID-19 pandemic had a significant negative impact on our operations and financial results during 2020 and is expected to continue until at least the end of 2021.  The impact includes a substantial decline in our revenues, profitability and cash flows from operations.  While the duration and full financial impact of the reduction in hotel demand caused by the pandemic, contraction of operations at our hotels and other effects are uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and an economic recovery is sustained.  In response to these negative impacts, we took a number of immediate actions to reduce costs and preserve liquidity including the suspension of dividends on our common and preferred stock, suspension of planned capital expenditures and reduction in compensation of our executive officers, board of directors, and corporate employees. The COVID-19 pandemic and the related economic uncertainties have led to disruption and volatility in the global capital markets, which limited our ability to access capital.

In April and May 2020, we borrowed an aggregate amount of approximately $10.7 million in PPP Loans and have sought forbearances and loan modifications with the lenders under the loan agreements secured by our hotels.

On December 31, 2020, we issued two Secured Notes for aggregate proceeds of $20.0 million with an option to sell two additional Secured Notes before December 31, 2021 for aggregate proceeds of $10.0 million.  The terms and subject to the conditions as described more fully in the Section titled “Secured Note Financing” above.

As of December 31, 2020, we had cash, cash equivalents and restricted cash of approximately $35.3 million, of which approximately $10.0 million was in restricted reserve accounts for cash collateral, capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt or secured notes).

Other than monthly mortgage loan principal payments, our only mortgage debt obligation with a scheduled maturity date in 2021 is the mortgage on the DoubleTree by Hilton Laurel requiring us to repay or refinance a balance of approximately $8.5 million.  In 2022, we have approximately $35.9 million in balloon payments due upon maturity related to the mortgages on the Hotel Alba Tampa and the DoubleTree by Hilton Raleigh-Brownstone University.  We intend to refinance these mortgages at the level of their existing indebtedness or request extensions at existing terms.

As of December 31, 2020, we failed to make nine consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default, and which, pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period during which such Event of Default persists.  We are actively negotiating terms of a proposed forbearance agreement for that mortgage.

At December 31, 2020, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended.  We were in compliance with all loan covenants except those that contained Debt Service Coverage Ratio (“DSCR”) requirements.  Except where the DSCR requirement triggered a cash management period, we were able to obtain waivers from each of our lenders.  Due to the impact of the COVID-19 pandemic, we believe we are likely to remain in non-compliance with one or more mortgage agreements for the next four to six quarters.  If we fail to obtain additional waivers, forbearance arrangements or loan modifications, our lenders could declare us in default and require repayment of the outstanding balance on the mortgage loan.  If that were to occur, we may not have sufficient funds to pay that mortgage debt.  We believe we will be successful in obtaining necessary waivers, forbearance arrangements and loan modifications from our mortgage lenders but cannot provide assurance we will be able to do so on acceptable terms or at all.

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

Mortgage Debt

As of December 31, 2020, we had a principal mortgage debt balance of approximately $359.6 million. The following table sets forth our mortgage debt obligations on our hotels.

	December 31,	Prepayment	Maturity	Amortization
Property	2020	Penalties	Date	Provisions	Interest Rate
The DeSoto (1)	$32,820,733	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	33,655,483	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,654,754	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,804,700	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 2.27%
DoubleTree Resort by Hilton Hollywood Beach (6)	55,878,089	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	42,507,512	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	17,946,480	None	6/30/2022	(8)	LIBOR plus 2.27%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	33,259,067	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,990,136	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,037,086	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,697,830	Yes	2/26/2023	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	359,551,870
Deferred financing costs, net	(2,122,822)
Unamortized premium on loan	116,929
Total Mortgage Loans	$357,545,977

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

Mortgage Forbearance Agreements

Since the onset of the COVID-19 pandemic, we have completed mortgage forbearance agreements and/or loan modification agreements for eleven of our twelve mortgage loans.  The terms of the amendments varied by lender, and included items such as the deferral of monthly interest and/or principal payments for three to twelve months, temporary elimination of requirements to make contributions to the furniture, fixtures and equipment replacement reserve, the ability to temporarily utilize furniture, fixtures and equipment replacement reserve funds for operating expenses or to fund principal and interest and required deposits to real estate tax escrows, subject to certain restrictions and conditions, including requirements to replenish such funds used; waivers for existing quarterly financial covenants for one to six quarters; and adjustments to some covenant calculations following the waiver period.  Below is a summary of those agreements for each hotel.

The DeSoto

The lender has agreed to the following: (a) deferral of scheduled principal payments due from April 1, 2020 to February 1, 2021; (b) a payment of interest only on March 1, 2021; (c) waiver of FF&E requirement until March 1, 2021; (d) deferred principal and interest are due and payable at maturity; and (e) payment of up to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership. The maturity date under the loan modification remains unchanged.

DoubleTree by Hilton Jacksonville Riverfront

The lender has agreed to the following: (a) the April, May, and June 2020 principal and interest payments were paid out of FF&E reserves; (b) FF&E deposits were deferred for the April, May, and June 2020 payment dates; and (c) released FF&E and the deferred FF&E was repaid in 6 monthly installments ending with the December 2020 payment.  The maturity date under the loan modification remains unchanged.

DoubleTree by Hilton Laurel

The lender has agreed to the following: (a) deferral of scheduled payments of principal and interest due from April 1, 2020 to September 30, 2020; (b) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; (c) any deferred principal is due and payable at maturity; and (d) deferral of principal payments through March 31, 2021.  The maturity date under the loan modification remains unchanged.

DoubleTree by Hilton Philadelphia Airport

The lender has agreed to the following: (a) deferral of scheduled principal and interest under the note as well as the interest-rate swap due from April 1, 2020 to June 30, 2020; (b) July 1, 2020 payment of regular principal and interest; (c) deferred principal is due and payable at maturity; and (d) subsequent to September 30, 2020, deferral of principal, interest, and swap payments for August, September and October, and deferral of principal payments through January 2021.  The maturity date was extended by 3 months, or until October 31, 2023.

DoubleTree by Hilton Raleigh-Brownstone University

The lender has agreed to the following: (a) deferral of scheduled interest payments due from April 1, 2020 to July 31, 2021; (b) a one-time fee of $236,375 to be applied to deferred interest; and (c) remainder of deferred interest, along with additional accrued interest on interest, is due and payable by August 1, 2021.

DoubleTree Resort by Hilton Hollywood Beach

We are currently negotiating an amendment to that loan agreement and have not received a Notice of Default.

Georgian Terrace

The lender agreed to the release of FF&E reserves to fund up to 50% of debt service, taxes, and operating expenses.

Hotel Alba Tampa

The lender agreed to the deferral of scheduled payments of principal due from April 1, 2020 to June 30, 2021.

Hotel Ballast Wilmington

The lender has agreed to the following: (a) deferral of scheduled principal payments due from April 1, 2020 to March 1, 2021; (b) deferral of scheduled payments of interest from April 1, 2020 to September 1, 2020; (c) waiver of FF&E requirement until March 1, 2021; (d) deferred principal and interest will be due and payable at maturity; and (e) payment of up to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership.  The maturity date under the loan modification remains unchanged.

Hyatt Centric Arlington

The lender has agreed to the following: (a) deferral of scheduled payments of principal and interest due from April 1, 2020 to March 31, 2021; (b) deferral of scheduled payments of principal due from April 1, 2021 to December 31, 2021; (c) a one-time fee of $100,000; (d) loan balance to be re-amortized as of January 1, 2022; and (e) deferred principal and interest, along with additional accrued interest on interest, is due and payable by July 1, 2022.

Sheraton Louisville Riverside

The lender has agreed to the following: (a) deferral of scheduled payments of interest due from May 1, 2020 to July 1, 2020; (b) deferral of scheduled payments of principal due from May 1, 2020 to April 1, 2021; (c) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; and (d) any deferred principal is due and payable at maturity.  The maturity date under the loan modification remains unchanged.

The Whitehall

The lender has agreed to the following: (a) deferral of scheduled payments of principal due from April 1, 2020 to January 31, 2021; (b) deferral of schedule payments of interest from April 1, 2020 to October 12, 2020; (c) deferred payments will be added to the principal balance of the loan and subsequent payments will be calculated based on the remainder of the amortization period; (d) the interest rate is changed from LIBOR plus 3.50% to New York Prime Rate plus 1.25%; and (e) the prepayment penalty is changed to: (i) 3.0% if prepaid on or before April 12, 2021; (ii) 2.0% if prepaid after April 12, 2021 but on or before April 12, 2022; (iii) 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022; and (iv) no prepayment fee if prepaid after November 26, 2022.  The maturity date under the loan modification remains unchanged.

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

As described in “-- Effects of COVID-19 Pandemic on our Business”, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport, the DoubleTree by Hilton Laurel, the Hotel Alba, and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021; (ii) the lender on the DoubleTree by Hilton Laurel as of December 31, 2020; (iii) the lender on the Hotel Alba mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender; and (iv) the lender on The Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million as of December 31, 2020.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”.  As of December 31, 2020, we had failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront and the Georgian Terrace, which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” until the properties meet the criteria in the forbearance agreement for exiting the “cash traps”.  Similar provisions may be a condition of additional or further lender forbearance.

Secured Notes

Our Secured Notes provide that aggregate accounts payable shall not exceed $5.0 million at any time beginning December 31, 2021 for as long as the Secured Notes are outstanding.  Failure to comply with the covenant at December 31, 2021 shall cause the Company to Issue additional Secured Notes for aggregate proceeds of $10.0 million which shall be used to reduce the aggregate accounts payable of the Company.  The Company expects cash, on hand combined with cash flows from our hotels should be adequate to reduce accounts payable so that it does not exceed $5.0 million by December 31, 2021.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$434,095	$32,530	$132,892	$149,410	$119,263
Unsecured Notes	10,994	1,832	4,398	4,398	366
Secured Notes	33,000	1,200	31,800	-	-
Ground, building, parking garage, office and equipment leases	17,843	598	1,275	1,216	14,754
Totals	$495,932	$36,160	$170,365	$155,024	$134,383

Dividend Policy

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

Critical Accounting Policies

Our consolidated financial statements, prepared in conformity with U.S. GAAP, require management to make estimates and assumptions that affect the reported amount of assets and liability at the date of our financial statements, the reported amounts of revenue and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes.  We believe that of our significant accounting policies, which are described in Note 2, Significant Accounting Policies, in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies are critical because they require difficult, subjective and complex judgments and include estimates about matters that are inherently uncertain, involve various assumptions, require management judgment, and because they are important for understanding and evaluating our financial position, results of operations and related disclosures.  We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our historical experiences and various matters that we believe are reasonable and appropriate for consideration under the circumstances.  Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position or results of operations.

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

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2020.  The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel.  The Company also projects cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.  The Company determined that there were no impairments as of December 31, 2020.

Income Taxes.  The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax.  The MHI TRS Entities which leases our hotels from subsidiaries of the Operating Partnership, are subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  As of December 31, 2020, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required.  As of December 31, 2020 and 2019, deferred tax assets totaled $0 and $5,412,084, respectively.

As of December 31, 2020, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2016 through 2019. In addition, as of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2019.

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

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2020, 2019, and 2018.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Net Loss Available to the Common Stockholders	$(57,949,206)	$(5,911,251)	$(5,719,978)
Add: Net Loss Attributable to the Noncontrolling Interest	(4,489,341)	(733,876)	(718,093)
Depreciation and Amortization - Real Estate	19,825,382	21,578,309	20,549,695
Loss on Sale or Disposal of Assets	136,063	123,739	511,749
Gain on Involuntary Conversion of Asset	(179,856)	(293,534)	(917,767)
FFO Available to Common Stockholders and Unitholders	$(42,656,958)	$14,763,387	$13,705,606
Decrease (Increase) in Deferred Income Taxes	5,412,084	(280,905)	319,939
Amortization	71,390	59,007	334,948
Termination (Refund) Fee	(19,709)	291,841	—
Unrealized Loss on Hedging Activities (A)	986,200	1,177,871	808,958
Loss on Early Debt Extinguishment (A)	—	1,152,356	753,133
Adjusted FFO Available to Common Stockholders and Unitholders	$(36,206,993)	$17,163,557	$15,922,584

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2020, 2019, and 2018.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Net Loss Available to Common Stockholders	$(57,949,206)	$(5,911,251)	$(5,719,978)
Add: Net Loss Attributable to the Noncontrolling Interest	(4,489,341)	(733,876)	(718,093)
Interest Expense	18,056,874	19,768,193	19,953,746
Interest Income	(210,426)	(444,459)	(352,951)
Distributions to Preferred Stockholders	8,755,642	7,820,695	5,829,914
Income Tax Provision (Benefit)	5,280,443	(249,480)	469,349
Depreciation and Amortization	19,896,772	21,637,316	20,884,643
Unrealized Loss on Hedging Activities	986,200	1,177,871	808,958
Loss on Early Debt Extinguishment	—	1,152,356	753,133
Loss on Sale or Disposal of Assets	136,063	123,739	511,749
Gain on Exercise of Development Right	—	(3,940,000)	—
Gain on Involuntary Conversion of Asset	(179,856)	(293,534)	(917,767)
Corporate General and Administrative Expenses	6,492,526	6,830,354	6,180,962
Hotel EBITDA	$(3,224,309)	$46,937,924	$47,683,665

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

As of December 31, 2020, we had approximately $339.4 million of fixed-rate debt, including the mortgage on our DoubleTree by Hilton Philadelphia Airport hotel, which is fixed by an interest rate swap to 5.237%, secured notes of $20.0 million with a fixed rate of 6.0% and including the PPP Loan of $10.7 Million, with a fixed rate of 1.0% and approximately $50.9 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.74%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR and in Prime Rate.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, The Whitehall and the DoubleTree by Hilton Raleigh Brownstone-University remains at approximately $50.9 million, the balance at December 31, 2020, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and in Prime Rate, would be approximately $0.2 million.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on these criteria.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2020, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2021 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on the Company’s directors, executive officers and corporate governance is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Delinquent Section 16(a) Reports” contained in the Company’s 2021 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2021 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2021 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2020 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2013 Plan (1)	N/A	N/A	383,817
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	383,817

(1)

On January 1, 2020, we granted 30,000 shares of restricted stock to our President and Chief Executive Officer and 15,000 shares of restricted stock to our Executive Vice President and Chief Operating Officer, each of which vest on certain conditions.

On February 3, 2020, we granted 15,000 shares of restricted stock to our independent directors, all of which vested on December 31, 2020.  Also, on February 3, 2020, we granted 2,250 shares of unrestricted stock to one of our independent directors for their service during 2019.

On December 17, 2020, we granted 127,583 shares of restricted stock to our independent directors, executive officers, and employees, all of which will vest on December 1, 2021.

On February 4, 2021, we granted (i) 136,281 shares of unrestricted stock to our officers and employees, and (ii) 15,000 shares of restricted stock to our independent directors which will vest on December 31, 2021.  These shares are included in the number of securities remaining available for future issuance as of December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II – Ratification of Appointment of Accountants” in the Company’s 2021 Proxy Statement.

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

10.5

Second Addendum to Commercial Unit Purchase Agreement between SOHO ICW Resort Owner LLC and 4000 South Ocean Property Owner, LLLP, dated as of September 26, 2019 (incorporated by reference to the document previously filed as Exhibit 10.20 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019).

10.6

Amendment to Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC, Newport Hospitality Group, Inc. and Our Town Hospitality LLC (incorporated by reference to the document previously filed as Exhibit 10.21 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2019).

10.7

Credit Agreement between Our Town Hospitality LLC and MHI Hospitality TRS, LLC dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.22 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2019).

10.8

Sublease Agreement between Our Town Hospitality LLC and Sotherly Hotels Inc. dated December 13, 2019 (incorporated by reference to the document previously filed as Exhibit 10.23 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2019).

10.9

Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims, dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.24 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020). *

10.1

Executive Employment Agreement between Sotherly Hotels Inc. and David R. Folsom, dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.25 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020). *

10.11

Executive Employment Agreement between Sotherly Hotels Inc. and Scott M. Kucinski, dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.26 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020). *

10.12

Executive Employment Agreement between Sotherly Hotels Inc. and Robert E. Kirkland IV, dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.27 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020). *

10.13

Promissory Note between Sotherly Hotels LP and Village Bank dated as of April 16, 2020 (incorporated by reference to the document previously filed as Exhibit 10.16 to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 24, 2020).

10.14

Promissory Note between MHI Hospitality TRS, LLC and Fifth Third Bank, National Association, dated as of April 28, 2020 (incorporated by reference to the document previously filed as Exhibit 10.17 to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 24, 2020).

10.15

Promissory Note between SOHO Arlington TRS LLC and Fifth Third Bank, National Association, dated as of May 6, 2020 (incorporated by reference to the document previously filed as Exhibit 10.18 to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 24, 2020.

10.16

Note Purchase Agreement dated December 31, 2020 (incorporated by reference to the document previously filed as Exhibit 10.19 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020.

Exhibits

10.17

Secured Notes dated December 31, 2020 (incorporated by reference to the document previously filed as Exhibit 10.20 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020.

10.18

Pledge and Security Agreement dated December 31, 2020 (incorporated by reference to the document previously filed as Exhibit 10.21 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020.

10.19

Board Observer Agreement dated December 31, 2020 (incorporated by reference to the document previously filed as Exhibit 10.22 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020.

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

Date: March 24, 2021

SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors	March 24, 2021

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director	March 24, 2021

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 24, 2021

/s/ SCOTT M. KUCINSKI Scott M. Kucinski	Executive Vice President and Chief Operating Officer	March 24, 2021

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director	March 24, 2021

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director	March 24, 2021

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 24, 2021

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 24, 2021

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director	March 24, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2021

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors of the General Partner	March 24, 2021

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director of the General Partner	March 24, 2021

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer of the General Partner	March 24, 2021

/s/ SCOTT M. KUCINSKI Scott M. Kucinski	Executive Vice President and Chief Operating Officer of the General Partner	March 24, 2021

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director of the General Partner	March 24, 2021

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director of the General Partner	March 24, 2021

/s/ EDWARD S. STEIN Edward S. Stein	Director of the General Partner	March 24, 2021

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director of the General Partner	March 24, 2021

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director of the General Partner	March 24, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sotherly Hotels Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, including the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, COVID-19 has had a significant negative impact on the Company’s operations and financial results, including substantial decline in revenues, profitability and cash flows which creates uncertainty in the ability to satisfy financial covenants related to certain of the Company’s mortgage loans and meet its contractual obligations to repay those loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of investments in hotel properties for impairment

Investment in Hotel Properties was $427.8 Million, or 90% of total assets as of December 31, 2020.  As discussed in Notes 2 and 4 to the consolidated financial statements, the Company assesses the carrying values of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2020.  In performing the recoverability analysis, the Company projects future operating cash flows based upon significant assumptions regarding growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. They also project cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.  The Company determined that there was no impairments as of December 31, 2020.

We identified the Company’s evaluation of hotel properties for impairment as a critical audit matter. The principal considerations for our determination included the significant auditor judgments required to evaluate certain key inputs and assumptions used by the Company in developing their impairment assessment, specifically, the judgments related to the Company’s determination of growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment used in projecting cash flows from operations and capitalization rates utilized in determining eventual disposition, including the effects of COVID-19 and the resulting duration of the economic downturn.

The primary procedures we performed to address this critical audit matter included:

•	We evaluated the appropriateness of the Company’s methodology to assess the recoverability of the investments in hotel properties.
•

We assessed the appropriateness of the significant assumptions and inputs, such as growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment based on Company-specific data and published industry data including evaluating the impact of COVID-19 on the hotel industry.

•	Performed a sensitivity analyses over the estimated capitalization rates by considering points within the ranges we obtained from published industry reports.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2016.

Richmond, Virginia

March 24, 2021

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019

ASSETS
Investment in hotel properties, net	$427,824,585	$443,267,448
Cash and cash equivalents	25,297,771	23,738,066
Restricted cash	10,002,775	4,246,170
Accounts receivable, net	1,779,776	4,812,479
Accounts receivable - affiliate	401,924	101,771
Prepaid expenses, inventory and other assets	7,726,980	5,648,772
Deferred income taxes	—	5,412,084
TOTAL ASSETS	$473,033,811	$487,226,790
LIABILITIES
Mortgage loans, net	$357,545,977	$358,633,884
Secured notes, net	18,694,355	—
Unsecured notes, net	10,719,100	—
Accounts payable and accrued liabilities	35,631,931	20,189,903
Advance deposits	1,964,073	2,785,338
Dividends and distributions payable	4,277,070	4,210,494
TOTAL LIABILITIES	$428,832,506	$385,819,619
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,610,000 shares issued and outstanding; aggregate liquidation preference $42,655,000 and $40,250,000, each at December 31, 2020 and 2019, respectively.	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, 1,554,610 shares issued and outstanding; aggregate liquidation preference $41,160,731 and $38,865,250, each at December 31, 2020 and 2019, respectively.	15,546	15,546
8.25% Series D cumulative redeemable perpetual preferred stock, 1,200,000 shares issued and outstanding; aggregate liquidation preference $31,856,250 and $30,000,000, each at December 31, 2020 and 2019, respectively.	12,000	12,000
Common stock, par value $0.01, 69,000,000 shares authorized, 15,023,850 shares issued and outstanding at December 31, 2020 and 14,272,378 shares issued and outstanding at December 31, 2019.	150,238	142,723
Additional paid-in capital	180,189,699	180,515,861
Unearned ESOP shares	(3,636,026)	(4,105,637)
Distributions in excess of retained earnings	(127,197,489)	(73,990,690)
Total Sotherly Hotels Inc. stockholders’ equity	49,550,068	102,605,903
Noncontrolling interest	(5,348,763)	(1,198,732)
TOTAL EQUITY	44,201,305	101,407,171
TOTAL LIABILITIES AND EQUITY	$473,033,811	$487,226,790

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018

REVENUE
Rooms department	$49,192,589	$128,062,932	$120,993,460
Food and beverage department	10,676,646	40,267,240	38,134,813
Other operating departments	11,633,341	17,457,961	19,044,848
Total revenue	71,502,576	185,788,133	178,173,121
EXPENSES
Hotel operating expenses
Rooms department	15,565,313	32,142,171	30,334,309
Food and beverage department	8,531,411	29,355,080	28,090,145
Other operating departments	5,142,853	6,957,325	6,419,502
Indirect	45,487,308	70,395,633	65,645,500
Total hotel operating expenses	74,726,885	138,850,209	130,489,456
Depreciation and amortization	19,896,772	21,637,316	20,884,643
Loss on disposal of assets	136,063	123,739	511,749
Corporate general and administrative	6,492,526	6,830,354	6,180,962
Total operating expenses	101,252,246	167,441,618	158,066,810
NET OPERATING (LOSS) INCOME	(29,749,670)	18,346,515	20,106,311
Other income (expense)
Interest expense	(18,056,874)	(19,768,193)	(19,953,746)
Interest income	210,426	444,459	352,951
Loss on early extinguishment of debt	—	(1,152,356)	(753,133)
Unrealized loss on hedging activities	(986,200)	(1,177,871)	(808,958)
Gain on exercise of development right	—	3,940,000	—
Gain on involuntary conversion of assets	179,856	293,534	917,767
Net (loss) income before income taxes	(48,402,462)	926,088	(138,808)
Income tax (provision) benefit	(5,280,443)	249,480	(469,349)
Net (loss) income	(53,682,905)	1,175,568	(608,157)
Less: Net loss attributable to noncontrolling interest	4,489,341	733,876	718,093
Net (loss) income attributable to the Company	(49,193,564)	1,909,444	109,936
Declared and undeclared distributions to preferred stockholders	(8,755,642)	(7,820,695)	(5,829,914)
Net loss attributable to common stockholders	$(57,949,206)	$(5,911,251)	$(5,719,978)
Net loss per share attributable to common stockholders
Basic	$(4.05)	$(0.43)	$(0.42)
Weighted average number of common shares outstanding
Basic	14,312,049	13,642,573	13,517,488

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2017	2,910,000	$29,100	14,078,831	$140,788	$146,249,339	$(4,633,112)	$(48,765,860)	$1,154,775	$94,175,030
Net income (loss)	—	—	—	—	—	—	109,936	(718,093)	(608,157)
Issuance of unrestricted common stock awards	—	—	2,250	23	13,455	—	—	—	13,478
Issuance of restricted common stock awards	—	—	40,000	400	89,450	—	—	—	89,850
Issuance of common stock	—	—	88,297	882	573,292	—	—	—	574,174
Issuance of Series C Preferred Stock	52,141	521	—	—	1,004,542	—	—	—	1,005,063
Amortization of ESOP shares	—	—	—	—	(9,645)	253,370	—	—	243,725
Amortization of restricted stock award	—	—	—	—	32,100	—	—	—	32,100
Adjustment to minority interest in operating partnership	—	—	—	—	(867,421)	—	—	867,421	—
Preferred stock dividends declared	—	—	—	—	—	—	(5,829,914)	—	(5,829,914)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(6,566,580)	(862,397)	(7,428,977)
Balances at December 31, 2018	2,962,141	$29,621	14,209,378	$142,093	$147,085,112	$(4,379,742)	$(61,052,418)	$441,706	$82,266,372
Net income (loss)	—	—	—	—	—	—	1,909,444	(733,876)	1,175,568
Issuance of restricted common stock awards	—	—	13,000	130	92,203	—	—	—	92,333
Issuance of preferred stock	1,402,469	14,025	—	—	33,052,640	—	—	—	33,066,665
Conversion of units in Operating Partnership to shares of common stock	—	—	50,000	500	266,783		—	(1,709)	265,574
Amortization of ESOP shares	—	—	—	—	(12,977)	274,105	—	—	261,128
Amortization of restricted stock award	—	—	—	—	32,100	—	—	—	32,100
Preferred stock dividends declared	—	—	—	—	—	—	(7,820,695)	—	(7,820,695)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(7,027,021)	(904,853)	(7,931,874)
Balances at December 31, 2019	4,364,610	$43,646	14,272,378	$142,723	$180,515,861	$(4,105,637)	$(73,990,690)	$(1,198,732)	$101,407,171
Net loss	—	—	—	—	—	—	(49,193,564)	(4,489,341)	(53,682,905)
Issuance of restricted common stock awards	—	—	187,583	1,876	460,063	—	—	—	461,939
Issuance of unrestricted common stock awards	—	—	2,250	23	14,152	—	—	—	14,175
Conversion of units in Operating Partnership to shares of common stock	—	—	561,639	5,616	(608,440)	(322)	102,741	500,405	—
Amortization of ESOP shares	—	—	—	—	(264,717)	469,933	—	—	205,216
Amortization of restricted stock award	—	—	—	—	72,780	—	—	—	72,780
Preferred stock dividends declared	—	—	—	—	—	—	(2,188,910)	—	(2,188,910)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(1,927,066)	(161,095)	(2,088,161)
Balances at December 31, 2020	4,364,610	$43,646	15,023,850	$150,238	$180,189,699	$(3,636,026)	$(127,197,489)	$(5,348,763)	$44,201,305
The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018

Cash flows from operating activities:
Net (loss) income	$(53,682,905)	$1,175,568	$(608,157)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,896,772	21,637,316	20,884,643
Amortization of deferred financing costs	572,696	789,525	1,020,396
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Gain on exercise of development right	—	(3,940,000)	—
Gain on involuntary conversion of assets	(179,856)	(293,534)	(917,767)
Unrealized loss on hedging activities	986,200	1,177,871	808,958
Loss on disposal of assets	136,063	123,739	511,749
Loss on early extinguishment of debt	—	1,152,356	753,133
ESOP and stock - based compensation	754,111	385,561	379,153
Changes in assets and liabilities:
Accounts receivable	3,032,703	1,954,217	(885,929)
Prepaid expenses, inventory and other assets	(2,197,874)	(162,621)	1,620,941
Deferred income taxes	5,412,084	(280,905)	319,939
Accounts payable and other accrued liabilities	15,152,165	(1,364,458)	1,148,869
Advance deposits	(821,265)	(29,945)	1,020,670
Accounts receivable - affiliate	(300,153)	160,801	131,454
Net cash (used in) provided by operating activities	(11,263,940)	22,460,810	26,163,371
Cash flows from investing activities:
Acquisitions of hotel properties	—	(6,346,378)	(79,732,716)
Improvements and additions to hotel properties	(4,015,514)	(12,661,169)	(22,104,775)
Proceeds from involuntary conversion	179,856	293,534	917,767
Proceeds from the disposal of assets	56,677	4,934	20,677
Net cash used in investing activities	(3,778,981)	(18,709,079)	(100,899,047)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	33,066,665	1,005,063
Proceeds from issuance of common stock, net	—	—	574,174
Proceeds of mortgage debt	—	—	175,800,000
Proceeds from secured notes	20,000,000	—	—
Proceeds from unsecured notes	10,719,100	—	25,000,000
Redemption of unsecured notes	—	(25,000,000)	—
Payments on mortgage loans	(2,609,861)	(6,633,624)	(107,237,891)
Payments of deferred financing costs	(1,560,680)	(106,950)	(3,816,848)
Dividends on common stock and distributions paid	(2,000,418)	(7,859,575)	(6,319,669)
Preferred dividends paid	(2,188,910)	(7,102,292)	(5,829,914)
Net cash provided by (used in) financing activities	22,359,231	(13,635,776)	79,174,915
Net increase (decrease) in cash, cash equivalents and restricted cash	7,316,310	(9,884,045)	4,439,239
Cash, cash equivalents and restricted cash at the beginning of the period	27,984,236	37,868,281	33,429,042
Cash, cash equivalents and restricted cash at the end of the period	$35,300,546	$27,984,236	$37,868,281
Supplemental disclosures:
Cash paid during the period for interest	$9,543,748	$19,262,904	$18,325,563
Cash paid (received) during the period for income taxes	$(21,078)	$(76,104)	$173,753
Non-cash investing and financing activities:
Deficiency of fair value of interest rate swap to cost	$-	$-	$294,176
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$542,102	$347,269	$222,989
Transfer of accrued deferred interest from accounts payable and accrued liabilities to mortgage loans	$1,181,476	$-	$-
Initial recognition of non-cash operating lease right of use assets	$-	$4,414,962	$-
Initial recognition of non-cash operating lease obligations	$-	$4,414,962	$-
Change in amount of non-controlling interest and additional paid-in-capital	$-	$-	$867,421
Exercise of development right	$-	$3,940,000	$-

The accompanying notes are an integral part of these financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner of Sotherly Hotels LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP and subsidiaries (the "Partnership") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes, including the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, COVID-19 has had a significant negative impact on the Company’s operations and financial results, including substantial decline in revenues, profitability and cash flows which creates uncertainty in the ability to satisfy financial covenants related to certain of the Company’s mortgage loans and meet its contractual obligations to repay those loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of investments in hotel properties for impairment

Investment in Hotel Properties was $427.8 Million, or 90% of total assets as of December 31, 2020.  As discussed in Note 2 and 4 to the consolidated financial statements, the Company assesses the carrying values of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2020.  In performing the recoverability analysis, the Company projects future operating cash flows based upon significant assumptions regarding growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. They also project cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.  The Company determined that there was no impairments as of December 31, 2020.

We identified the Partnership’s evaluation of hotel properties for impairment as a critical audit matter. The principal considerations for our determination included the significant auditor judgments required to evaluate certain key inputs and assumptions used by the Partnership in developing their impairment assessment, specifically, the judgments related to the Company’s determination of growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment used in projecting cash flows from operations and capitalization rates utilized in determining eventual disposition, including the effects of COVID-19 and the resulting duration of the economic downturn.

The primary procedures we performed to address this critical audit matter included:

•	We evaluated the appropriateness of the Partnership’s methodology to assess the recoverability of the investments in hotel properties.
•

We assessed the appropriateness of the significant assumptions and inputs, such as growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment based on Company-specific data and published industry data including evaluating the impact of COVID-19 on the hotel industry.

•	Performed a sensitivity analyses over the estimated capitalization rates by considering points within the ranges we obtained from published industry reports.

/s/ Dixon Hughes Goodman LLP

We have served as the Partnership’s auditor since 2016.

Richmond, Virginia

March 24, 2021

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019

ASSETS
Investment in hotel properties, net	$427,824,585	$443,267,448
Cash and cash equivalents	25,297,771	23,738,066
Restricted cash	10,002,775	4,246,170
Accounts receivable, net	1,779,776	4,812,479
Accounts receivable - affiliate	401,924	101,771
Loan receivable - affiliate	3,746,254	4,209,630
Prepaid expenses, inventory and other assets	7,726,980	5,648,772
Deferred income taxes	—	5,412,084
TOTAL ASSETS	$476,780,065	$491,436,420
LIABILITIES
Mortgage loans, net	$357,545,977	$358,633,884
Secured loan, net	18,694,355	—
Unsecured notes, net	10,719,100	—
Accounts payable and other accrued liabilities	35,631,931	20,189,903
Advance deposits	1,964,073	2,785,338
Dividends and distributions payable	4,277,070	4,268,978
TOTAL LIABILITIES	$428,832,506	$385,878,103

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,610,000 units issued and outstanding; aggregate liquidation preference $42,665,000 and $40,250,000, each at December 31, 2020 and 2019, respectively.	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, 1,554,610 units issued and outstanding; aggregate liquidation preference $41,160,731 and $38,865,250, each at December 31, 2020 and 2019, respectively.	36,461,955	36,461,955
8.25% Series D cumulative redeemable perpetual preferred units, 1,200,000 units issued and outstanding; aggregate liquidation preference $31,856,250 and $30,000,000, each at December 31, 2020 and 2019, respectively.	28,377,509	28,377,509
General Partner:161,904 units and 160,006 units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	(258,538)	315,959
Limited Partners: 16,028,447 units and 15,790,512 units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	(54,399,898)	2,636,363
TOTAL PARTNERS’ CAPITAL	47,947,559	105,558,317
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$476,780,065	$491,436,420

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018

REVENUE
Rooms department	$49,192,589	$128,062,932	$120,993,460
Food and beverage department	10,676,646	40,267,240	38,134,813
Other operating departments	11,633,341	17,457,961	19,044,848
Total revenue	71,502,576	185,788,133	178,173,121
EXPENSES
Hotel operating expenses
Rooms department	15,565,313	32,142,171	30,334,309
Food and beverage department	8,531,411	29,355,080	28,090,145
Other operating departments	5,142,853	6,957,325	6,419,502
Indirect	45,487,308	70,395,633	65,645,500
Total hotel operating expenses	74,726,885	138,850,209	130,489,456
Depreciation and amortization	19,896,772	21,637,316	20,884,643
Loss on disposal of assets	136,063	123,739	511,749
Corporate general and administrative	6,492,526	6,830,354	6,180,962
Total operating expenses	101,252,246	167,441,618	158,066,810
NET OPERATING (LOSS) INCOME	(29,749,670)	18,346,515	20,106,311
Other income (expense)
Interest expense	(18,056,874)	(19,768,193)	(19,953,746)
Interest income	210,426	444,459	352,951
Loss on early extinguishment of debt	—	(1,152,356)	(753,133)
Unrealized loss on hedging activities	(986,200)	(1,177,871)	(808,958)
Gain on exercise of development right	—	3,940,000	—
Gain on involuntary conversion of assets	179,856	293,534	917,767
Net (loss) income before income taxes	(48,402,462)	926,088	(138,808)
Income tax (provision) benefit	(5,280,443)	249,480	(469,349)
Net (loss) income	(53,682,905)	1,175,568	(608,157)
Declared and undeclared distributions to preferred unit holders	(8,755,642)	(7,820,695)	(5,829,914)
Net loss attributable to general and limited partnership unit holders	$(62,438,547)	$(6,645,127)	$(6,438,071)
Net loss attributable per general and limited partner unit
Basic	$(3.89)	$(0.42)	$(0.40)
Weighted average number of general and limited partner units outstanding
Basic	16,065,499	16,011,653	15,923,978

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2017	2,910,000	$37,766,531	$30,488,660	$—	158,570	$586,725	15,698,401	$29,938,539	$98,780,455
Issuance of common partnership units	—	—	—	—	1,306	6,775	129,241	670,727	677,502
Issuance of preferred units	52,141	—	1,005,063	—	—	—	—	—	1,005,063
Amortization of restricted units award	—	—	—	—	—	321	—	31,779	32,100
Unit based compensation	—	—	—	—	—	—	—	326,766	326,766
Preferred units distributions declared	—	(3,220,000)	(2,609,914)	—	—	—	—	—	(5,829,914)
Partnership units distributions declared	—	—	—	—	—	(77,276)	—	(7,650,304)	(7,727,580)
Net income (loss)	—	3,220,000	2,609,914	—	—	(64,380)	—	(6,373,691)	(608,157)
Balances at December 31, 2018	2,962,141	$37,766,531	$31,493,723	$-	159,876	$452,165	15,827,642	$16,943,816	$86,656,235
Issuance of partnership units	—	—	—	—	130	923	12,870	91,410	92,333
Issuance of preferred units	1,402,469	—	4,968,232	28,377,509	—	—	—	(279,077)	33,066,665
Amortization of restricted units award	—	—	—	—	—	321	—	31,779	32,100
Unit based compensation	—	—	—	—	—	3,266	—	323,329	326,595
Preferred units distributions declared	—	(3,220,000)	(2,861,320)	(1,739,375)	—	—	—	—	(7,820,695)
Partnership units distributions declared	—	—	—	—	—	(74,265)	—	(7,896,218)	(7,970,484)
Net income (loss)	—	3,220,000	2,861,320	1,739,375	—	(66,451)	—	(6,578,676)	1,175,568
Balances at December 31, 2019	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,006	$315,959	15,840,512	$2,636,363	$105,558,317
Issuance of partnership units	—	—	—	—	1,898	4,761	187,935	471,352	476,113
Amortization of restricted units award	—	—	—	—	—	728	—	72,052	72,780
Unit based compensation	—	—	—	—	—	(1,997)	—	(197,680)	(199,677)
Preferred units distributions declared	—	(805,000)	(765,160)	(618,750)	—	—	—	—	(2,188,910)
Partnership units distributions declared	—	—	—	—	—	(19,271)	—	(2,068,890)	(2,088,161)
Net loss	—	805,000	765,160	618,750	—	(558,718)	—	(55,313,097)	(53,682,905)
Balances at December 31, 2020	4,364,610	$37,766,531	$36,461,955	$28,377,509	161,904	(258,538)	16,028,447	(54,399,898)	47,947,559

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018

Cash flows from operating activities:
Net (loss) income	$(53,682,905)	$1,175,568	$(608,157)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,896,772	21,637,316	20,884,643
Amortization of deferred financing costs	572,696	789,525	1,020,396
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Gain on exercise of development right	—	(3,940,000)	—
Gain on involuntary conversion of assets	(179,856)	(293,534)	(917,767)
Unrealized loss on hedging activities	986,200	1,177,871	808,958
Loss on disposal of assets	136,063	123,739	511,749
Loss on early extinguishment of debt	—	1,152,356	753,133
ESOP and unit - based compensation	349,217	451,028	462,193
Changes in assets and liabilities:
Accounts receivable	3,032,703	1,954,217	(885,929)
Prepaid expenses, inventory and other assets	(2,197,874)	(162,621)	1,620,941
Deferred income taxes	5,412,084	(280,905)	319,939
Accounts payable and other accrued liabilities	15,152,165	(1,364,458)	1,148,869
Advance deposits	(821,265)	(29,945)	1,020,670
Accounts receivable - affiliate	(300,153)	160,801	131,454
Net cash (used in) provided by operating activities	(11,668,834)	22,526,277	26,246,411
Cash flows from investing activities:
Acquisitions of hotel properties	—	(6,346,378)	(79,732,716)
Improvements and additions to hotel properties	(4,015,514)	(12,661,169)	(22,104,775)
ESOP loan payments received	463,376	236,780	204,559
Proceeds from involuntary conversion	179,856	293,534	917,767
Proceeds from the disposal of assets	56,677	4,934	20,677
Net cash used in investing activities	(3,315,605)	(18,472,299)	(100,694,488)
Cash flows from financing activities:
Proceeds from issuance of preferred units, net	—	33,066,665	1,005,063
Proceeds from issuance of general and limited partnerships units, net	—	—	574,174
Proceeds from secured notes	20,000,000	—	—
Proceeds from mortgage debt	—	—	175,800,000
Proceeds from unsecured notes	10,719,100	—	25,000,000
Redemption of unsecured notes	—	(25,000,000)	—
Payments on mortgage loans	(2,609,861)	(6,633,624)	(107,237,891)
Payments of deferred financing costs	(1,560,680)	(106,950)	(3,816,848)
Distributions on general and limited partnership interests	(2,058,900)	(8,161,822)	(6,607,268)
Distributions on preferred partnership interests	(2,188,910)	(7,102,292)	(5,829,914)
Net cash provided by (used in) financing activities	22,300,749	(13,938,023)	78,887,316
Net increase (decrease) in cash, cash equivalents and restricted cash	7,316,310	(9,884,045)	4,439,239
Cash, cash equivalents and restricted cash at the beginning of the period	27,984,236	37,868,281	33,429,042
Cash, cash equivalents and restricted cash at the end of the period	$35,300,546	$27,984,236	$37,868,281
Supplemental disclosures:
Cash paid during the period for interest	$9,541,533	$19,259,838	$18,318,331
Cash paid (received) during the period for income taxes	$(21,078)	$(76,104)	$173,753
Non-cash investing and financing activities:
Deficiency of fair value of interest rate swap to cost	$-	$-	$294,176
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$542,102	$347,269	$222,989
Transfer of accrued deferred interest from accounts payable and accrued liabilities to mortgage loans	$1,181,476	$-	$-
Initial recognition of non-cash operating lease right of use assets	$-	$4,414,962
Initial recognition of non-cash operating lease obligations	$-	$4,414,962	$-
Exercise of Development right	$-	$3,940,000	$-

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio, as of December 31, 2020, consists of investments in twelve hotel properties, comprising 3,156 rooms and two hotel commercial condominium units and their associated rental programs.  Nine of our hotels operate under the Hilton, DoubleTree, Hyatt and Sheraton brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2020, was approximately 92.8% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership.  For the years ended December 31, 2020, 2019, and 2018, the MHI TRS Entities engaged eligible independent hotel management companies, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”); Highgate Hotels, L.P. (“Highgate Hotels”); and Our Town Hospitality, LLC (“Our Town”) to operate the hotels under management contracts.  MHI Hospitality TRS Holding, Inc. is treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.  As of December 31, 2020, Our Town is the manager of each of our 12 wholly-owned hotels and our two condominium hotel rental programs.

All references in these “Notes to Consolidated Financial Statements” to “we,” “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

COVID-19, Management’s Plans and Liquidity

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. Following the government mandates and health official recommendations, we significantly reduced operations at all of its hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses. All of our hotels other than the rental programs at our condominium hotels, which were temporarily closed during April and May, have remained open on a limited basis in order to serve the needs of the community. We believed that maintaining limited operations would allow it to increase capacity at individual hotels as demand returns and the Centers for Disease Control (“CDC”) and state guidelines allow for an easing and eventual elimination of travel and other business restrictions, provided we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of its guests, employees and communities.

COVID-19 has had a significant negative impact on our operations and financial results, including a substantial decline in our revenues, profitability and cash flows from operations on a year-over-year basis.  While the duration and full extent of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and there is a sustained recovery in the economy. At a minimum, we expect the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through 2021.

In response to those negative impacts, we took a number of actions to reduce costs and preserve liquidity.  The Company’s board of directors suspended quarterly cash dividends on shares of the Company’s common stock and deferred payment of dividends on its 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”). We also suspended most planned capital expenditure projects, and reduced the compensation of its executive officers, board of directors and employees.  Working closely with its hotel managers, we significantly reduced its hotels’ operating expenses.

The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which limited our access to capital and increased the cost of capital it was seeking. As a result of the negative impacts of the pandemic and the ongoing market uncertainty, in April and May 2020, three of the Company’s wholly-owned subsidiaries sought and received funding under the federal Paycheck Protection Program (the “PPP”) provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief and Economic Security Act, as amended (the “CARES Act”).  Pursuant to the terms of the loan agreements and promissory notes entered into with lenders under the PPP, we borrowed an aggregate amount of approximately $10.7 million (the “PPP Loans”).

We also sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties. As of December 31, 2020, we failed to make nine consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default, and which, pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period during which such Event of Default persists.  Following an Event of Default, our lenders (including the lender under our DoubleTree Resort by Hilton Hollywood Beach mortgage) can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans.  If the DoubleTree Resort by Hilton Hollywood Beach mortgage lender were to accelerate the payment of principal and interest on the applicable mortgage, we would likely not have sufficient funds to pay that mortgage debt.   In addition, we failed to meet the financial covenants under the mortgage agreement which triggered a “cash trap” requiring substantially all the profit generated by our hotel to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender.  We are currently negotiating an amendment to that loan agreement and has not received a Notice of Default.

As of December 31, 2020, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport, the DoubleTree by Hilton Laurel, the Hotel Alba, and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021; (ii) the lender on the DoubleTree by Hilton Laurel as of December 31, 2020; (iii) the lender on the Hotel Alba mortgage through December 31, 2020, provided that we maintain the cash collateral on deposit with the lender; and (iv) the lender on The Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million as of December 31, 2020.

As of December 31, 2020, we failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront and the Georgian Terrace, which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to a “cash trap” until the property meets the criteria in the forbearance agreement for exiting the “cash trap”.

On December 31, 2020, the Company entered into the following agreements with KWHP SOHO, LLC, a Delaware limited liability company (“KW”), as collateral agent and an investor, and MIG SOHO, LLC, a Delaware limited liability company (“MIG”, and together with KW, the “Investors”): (i) a Note Purchase Agreement with KW and MIG; (ii) a  Secured Note with KW in the amount of $10.0 million and a  Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement with KW; (iv) a Board Observer Agreement with KW; and (v) other ancillary agreements.  These agreements constitute a transaction whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership with an option to require the Investors to purchase an additional $10.0 million in Secured Notes on the certain terms and conditions.  See Note 5 for additional detail.

As of December 31, 2020, the Company had approximately $25.3 million in unrestricted cash and approximately $10.0 million in restricted cash.  In addition, we have the option to obtain $10.0 million in additional proceeds from the sale of additional Secured Notes to the Investors as described above.

While the duration and extent of the reduction in hotel demand caused by the pandemic creates corresponding uncertainty regarding our future cash flows, the Company believes it has sufficient liquidity to meet its obligations for operating expenses, planned capital expenditures and scheduled payments of principal and interest – including scheduled repayments of deferred principal and interest on our mortgage debt.  However, the Company believes it is probable that over the course of the next four to six quarters it may fail to satisfy financial covenants in the above-described loans.  If the Company fails to obtain the requisite waivers, its lenders could declare the Company in default and require repayment of the outstanding balances on the relevant mortgage loans.  If that were to occur, the Company may not have sufficient funds to pay the applicable mortgage debt.  While the Company believes it will be successful in obtaining waivers, forbearance arrangements and loan modifications, the Company cannot provide assurance that it will be able to do so on acceptable terms or at all.  In addition, the mortgage on the DoubleTree by Hilton Laurel matures in August 2021.  Given the underperformance of the hotel due to the pandemic, the Company cannot guarantee that it will be able to modify, extend, renew or refinance the existing indebtedness on acceptable terms or at all.

U.S. generally accepted accounting principles (“U.S. GAAP”) requires that when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.  Due to the uncertainties described above related to the financial covenants and maturities under our mortgage loans, and the Company’s ability to meet its contractual obligation to repay those loans, if accelerated or when due, the Company determined that there is substantial doubt about our ability to continue as a going concern.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Significant Transactions

Significant transactions occurring during the current and two prior fiscal years include the following:

On February 1, 2018, the Company received proceeds of $5.0 million on the Hotel Ballast Wilmington, Tapestry Collection by Hilton mortgage loan after meeting certain requirements, per the mortgage documents.

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

On February 26, 2018, the Company entered into a First Amendment to Loan Agreement, Amended and Restated Promissory Note, and other related documents with International Bank of Commerce to amend the terms of the mortgage loan on The Whitehall hotel located in Houston, TX.  Pursuant to the amended loan documents, payments of principal and interest on a 25-year amortization schedule have begun, and the maturity date was extended until February 26, 2023.

On March 1, 2018, the Company acquired the 318-room Hyatt Centric Arlington located in Arlington, Virginia at an aggregate purchase price of approximately $79.7 million, including seller credits (the “Arlington Acquisition”).  Concurrently with the closing, we entered into a franchise agreement with an affiliate of Hyatt Hotels Corporation for the hotel to continue operating as the Hyatt Centric Arlington.  The Hyatt Centric Arlington is subject to a long-term ground lease agreement that covers all of the land underlying the hotel.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross rooms revenues in excess of certain thresholds, as defined in the agreements.  The initial term of the ground lease expires in 2025 and may be extended by us for four additional renewal periods of 10 years each.  The ground lease contains a rent reset provision that will reset the rent in June 2025 to a fixed amount per annum equal to 8.0% of the land value, subject to an appraisal process.

On July 2, 2018, the Company purchased a portion of the parking lot, previously leased, adjacent to the DoubleTree by Hilton Raleigh Brownstone-University for an aggregate purchase price of $3.5 million.

On July 27, 2018, the Company entered into a loan agreement and other documents, including a promissory note, to secure a mortgage on the DoubleTree by Hilton Raleigh Brownstone-University with MetLife Commercial Mortgage Originator, LLC. The mortgage has an initial principal balance of $18.3 million, with an additional $5.2 million available upon the satisfaction of certain conditions. The mortgage has an initial term of 4 years with a 1-year extension and bears a floating rate of interest equal to the 1-month LIBOR rate plus 4.00%. The mortgage requires monthly interest-only payments and, following a 12-month lockout, can be prepaid with a penalty during its second year and without penalty thereafter. The Company entered into an interest-rate cap agreement to limit our exposure through August 1, 2022 to increases in LIBOR exceeding 3.25% on a notional amount of $23.5 million. We used a portion of the proceeds to repay the existing first mortgage on the DoubleTree by Hilton Raleigh Brownstone-University and to pay closing costs and intend to use the balance of the proceeds for general corporate purposes.

On July 31, 2018, the Company entered into a second amendment to the loan and security agreement; an amended, restated and consolidated mortgage loan note; and other related documents with its existing lender, TD Bank, N.A., to amend the terms of our mortgage loan on the DoubleTree by Hilton Philadelphia Airport.  Concurrent with the loan modification, we also entered into a 5-year swap agreement with The Toronto-Dominion Bank.  Pursuant to the amended loan documents: (i) the principal balance of the loan was increased from approximately $30.0 million to $42.2 million; (ii) the loan’s maturity date was extended to July 31, 2023; (iii) the loan bears a floating interest rate equal to the 1-month LIBOR rate plus 2.27%; (iv) the loan amortizes on a 30-year schedule with payments of principal and interest beginning immediately; (v) the loan can be prepaid without penalty; and (vi) the loan will no longer be fully guaranteed by the Operating Partnership, but the Operating Partnership has guaranteed certain standard “bad boy” carveouts.  Pursuant to the swap agreement: (i) the loan rate has been swapped for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan; and (iii) we are responsible for any potential termination fees associated with early termination of the swap agreement.  The Company used a portion of the proceeds to repay in full the existing Note B to the mortgage loan on our Hyatt Centric Arlington and to pay closing costs associated with the amendment and will use the balance of the proceeds for general corporate purposes.

On August 31, 2018, the Company entered into a Sales Agency Agreement, with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), under which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate gross sales price of up to $5.0 million and up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through December 31, 2018, the Company sold 88,297 shares of common stock and 52,141 shares of Series C Preferred Stock, for an aggregate total of approximately $1.8 million in gross proceeds before recognition of offering costs.

On September 18, 2018, the Company entered into a loan agreement and other documents, including a promissory note, to secure a mortgage on the Hyatt Centric Arlington with MetLife Real Estate Lending LLC.  Pursuant to the loan documents, the mortgage loan has an initial principal balance of $50.0 million; has a term of 10 years; bears a fixed interest rate of 5.25%; amortizes on a 30-year schedule; and following a 5-year lockout, can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.  The Company used the proceeds to repay the existing first mortgage on the Hyatt Centric Arlington, to pay closing costs, and for general corporate purposes.

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

On April 26, 2019, the Company entered into amended loan documents to modify the existing mortgage loan on the Hotel Alba Tampa with the existing lender, Fifth Third Bank.  Pursuant to the modification, the mortgage loan principal balance remained at approximately $18.2 million; the maturity date was extended to June 30, 2022, and may be extended for two additional periods of one year each, subject to certain conditions; the mortgage loan continues to bear a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%, with a new provision to reduce the floating interest rate to 1-month LIBOR plus 3.00% upon the successful achievement of certain performance hurdles; the mortgage loan amortizes on a 25-year schedule; and the mortgage loan continues to be guaranteed by the Operating Partnership.

On May 20, 2019, the Operating Partnership redeemed the entire $25.0 million aggregate principal amount of its 7.25% Notes, at a redemption price equal to 101% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to, but not including, the redemption date.

On September 26, 2019, the Company closed on the purchase of a commercial condominium unit of the Hyde Beach House Resort & Residences, a newly constructed 342-unit condominium hotel located in Hollywood, Florida, from 4000 South Ocean Property Owner, LLLP.  In connection with the closing, we (i) acquired commercial unit 2 of the Hyde Beach House, along with rights to certain limited common elements appurtenant to the commercial unit, for an adjusted purchase price of approximately $5.4 million; (ii) purchased inventories and equipment for additional consideration in the amount of approximately $0.7 million; (iii) entered into a second addendum to the purchase agreement; (iv) entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House; (v) entered into a 20-year management agreement relating to the operation and management of the Hyde Beach House condominium association; and (vi) received a pre-opening services fee of $1.0 million.  We began operating a condominium unit rental program for residential units in the facility in November 2019.  Also, in connection with the closing, our DoubleTree Resort by Hilton Hollywood Beach acquired a commercial condominium unit consisting of a 3,000 square foot ballroom and adjacent pre-function space, as well as 200 dedicated parking spaces within the parking garage adjacent to the hotel.

The Company received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act.  Each PPP Loan has a term of five years and carries an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.  The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.  On April 16, 2020, the Operating Partnership entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500.  On April 28, 2020, the Company entered into a promissory note and received proceeds of $9,432,900 under a PPP Loan from Fifth Third Bank, National Association.  On May 6, 2020, the Company entered into a second promissory note with Fifth Third Bank, National Association and received proceeds of $952,700 under a PPP Loan.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all the accounts of Sotherly Hotels Inc., the Operating Partnership and the MHI TRS Entities. All significant inter-company balances and transactions have been eliminated.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements of the Operating Partnership presented herein include all the accounts of Sotherly Hotels LP and the MHI TRS Entities. All significant inter-company balances and transactions have been eliminated. Additionally, all administrative expenses of the Company and those expenditures made by the Company on behalf of the Operating Partnership are reflected as the administrative expenses, expenditures and obligations thereto of the Operating Partnership, pursuant to the terms of the Partnership Agreement.

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

The Company assesses the carrying values of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse permanent changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2020.  The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. The Company also projects cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.  The Company determined that there were no impairments as of December 31, 2020.

Assets Held For Sale – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

Cash and Cash Equivalents – The Company consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2020 and 2019 were approximately $353,872 and $413,354, respectively. Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $59,482, $58,642 and $60,073, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of December 31, 2020 and 2019, respectively):

	Level 1	Level 2	Level 3
December 31, 2019
Interest Rate Caps (1)	$—	$4,504	$—
Interest Rate Swap (2)	$—	$(2,064,709)	$—
Mortgage loans (3)	$—	$(363,229,617)	$—
December 31, 2020
Interest Rate Cap (1)	$—	$208	$—
Interest Rate Swap (2)	$—	$(3,038,967)	$—
Mortgage loans (3)	$—	$(364,112,622)	$—

(1)	Interest rate cap, which cap the 1-month LIBOR rate at 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statement of operations pursuant to the terms of each lease. Lease revenue was $1,386,874, $1,456,550 and $1,638,408, for the years ended December 31, 2020, 2019, and 2018, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

For the twelve months ending December 31, 2021	$1,097,841
December 31, 2022	1,050,968
December 31, 2023	1,054,554
December 31, 2024	1,062,652
December 31, 2025	1,071,332
December 31, 2026 and thereafter	7,159,742
Total	$12,497,089

Lessee Accounting – On January 1, 2019, the Company adopted ASU No. 2016-02, Leases, which relates to the accounting for lease arrangements. The Company’s operating lease agreements are primarily the ground lease on the Hyatt Centric Arlington, the parking garage lease in Hollywood, Florida at the Hyde Beach House, and the corporate office lease.  The assets are classified as “right of use assets”, which represent our right to use an underlying asset and the operating lease liability, which represent our obligation to make lease payments arising from the lease, is classified within “accounts payable and other accrued liabilities”.  Right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  Variable lease payments are excluded from the right of use assets and operating lease liabilities are recognized in the period in which the obligation for those payments is incurred.  As our leases do not provide an implicit rate, we use our incremental borrowing cost based on information available at the commencement date using our actual borrowing rates commensurate with the lease terms and fully levered borrowing.  Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised.

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax.  The MHI TRS Entities which leases our hotels from subsidiaries of the Operating Partnership, are subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  As of December 31, 2020, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required.  As of December 31, 2020 and 2019, deferred tax assets totaled $0 and $5,412,084, respectively.

As of December 31, 2020, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2016 through 2019. In addition, as of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2019.

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

As of December 31, 2020, under the 2013 Plan, the Company has made cumulative stock awards totaling 366,183 shares, including 168,600 non-restricted shares to certain executives, directors and employees, and 197,583 restricted shares issued to certain executives, directors and employees. All awards have vested except for 178,583 shares issued to certain executives, directors and employees, which will vest over the next 4 years.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2020, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.

Total stock-based compensation cost recognized under the 2013 Plan for the years ended December 31, 2020, 2019, and 2018 was $548,894, $124,433 and $135,428, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the years ended December 31, 2020, 2019, and 2018 the ESOP compensation cost was $175,367, $274,574 and $253,370, respectively.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

Advertising – Advertising costs, to include internet advertising, were $1,351,538, $2,042,682 and $2,650,630 for the years ended December 31, 2020, 2019, and 2018, respectively and are expensed as incurred.

Business Interruption Proceeds – Insurance recoveries for business interruption were recognized during the years ended December 31, 2020, 2019 and 2018, for $85,517, $29,747 and $838,630, respectively.  The events that resulted in the recovery for the year ending December 31, 2018, resulted from damage caused by Hurricane Florence at our property in Wilmington, North Carolina and proceeds from an electrical outage at our property in Houston, Texas the year before.   The insurance proceeds were reflected in the statement of operations in other operating departments revenues.

Involuntary Conversion of Assets – The Company record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the years ending December 31, 2020, 2019, and 2018, we recognized $179,856, $293,534 and $917,767, respectively, for gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information – The Company has determined that our business is conducted in one reportable segment: hotel ownership.

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

New Accounting Pronouncements – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform.  The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023.  The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract.  In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment.  As of December 31, 2020, the Company have not entered into any contract modification as it directly relates to reference rate reform, with the exception of a modification to the mortgage on the Whitehall in Houston, Texas, which changed the reference rate from LIBOR to the New York Prime Rate.  The Company anticipates having to undertake more modifications in the future.  While the Company anticipates the impact of this update may be to its benefit, the Company is still evaluating the overall impact.

3. Acquisition of Hotel Property

Hyde Beach House Resort & Residences. On September 26, 2019, we acquired the hotel commercial condominium unit of the Hyde Beach House Resort & Residences condominium hotel, for a total fair value of consideration transferred including inventory and other assets of approximately $6.3 million.

.

The results of operations of the condominium hotel is included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the Hyde Beach House Resort & Residences acquisition for the period January 1, 2020 to December 31, 2020 are approximately $1.8 million and $1.3 million, respectively and total revenue and net income period September 26, 2019 to December 31, 2019 are approximately $1.2 million and $0.6 million, respectively.  There was no revenue generated during 2018 for the Hyde Beach House Resort & Residences.

 The allocation of the purchase price based on their fair values was as follows:

Hyde Beach House
Land and land improvements	$500
Buildings and improvements	5,564,219
Furniture, fixtures and equipment	347,621
Favorable lease and other intangible assets	—
Investment in hotel properties	5,912,340
Accrued liabilities and other costs	—
Prepaid expenses, inventory and other assets	434,038
Net cash	$6,346,378

4. Investment in Hotel Properties, Net

Investment in hotel properties as of December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019

Land and land improvements	$66,088,705	$66,031,443
Buildings and improvements	442,063,950	438,268,174
Right of use assets	5,995,438	6,452,259
Furniture, fixtures and equipment	55,796,797	55,392,434
	569,944,891	566,144,310
Less: accumulated depreciation and impairment	(142,120,306)	(122,876,862)
Investment in Hotel Properties, Net	$427,824,585	$443,267,448

Our review of possible impairment during the years ended December 31, 2020 and 2019, resulted in no impairment on our investment in hotel properties, respectively.

5. Debt

Mortgage Loans, Net. As of December 31, 2020 and 2019, the Company had approximately $357.5 million and approximately $358.6 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2020	2019	Penalties	Date	Provisions	Rate
The DeSoto (1)	$32,820,733	$32,967,166	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	33,655,483	34,225,971	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,654,754	8,534,892	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,804,700	41,419,590	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 2.27%
DoubleTree Resort by Hilton Hollywood Beach (6)	55,878,089	56,057,218	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	42,507,512	43,335,291	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	17,946,480	18,000,104	None	6/30/2022	(8)	LIBOR plus 2.27%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	33,259,067	33,401,622	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,990,136	49,173,836	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,037,086	11,114,145	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,697,830	14,450,420	Yes	2/26/2023	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$359,551,870	$360,980,255
Deferred financing costs, net	(2,122,822)	(2,487,982)
Unamortized premium on loan	116,929	141,611
Total Mortgage Loans, Net	$357,545,977	$358,633,884

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
(4)

The note bears a floating interest rate of 1-month LIBOR plus 2.27%, but the Company entered into a swap agreement to fix the rate at 5.237%.  Under the swap agreement, notional amounts approximate the declining balance of the original loan and the Company is responsible for any potential termination fees associated with early termination of the swap agreement.

(5)

The note provided initial proceeds of $18.3 million, with an additional $5.2 million available upon the satisfaction of certain conditions; has an initial term of 4 years with a 1-year extension; bears a floating interest rate of 1-month LIBOR plus 4.00%; requires interest only monthly payments; and following a 12-month lockout, can be prepaid with penalty in year 2 and without penalty thereafter.  The Company entered into an interest-rate cap agreement to limit our exposure through August 1, 2022 to increases in LIBOR exceeding 3.25% on a notional amount of $23,500,000.

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
(12)

The note bears a floating interest rate of New York Prime Rate plus 1.25% and is subject to prepayment penalty of 3.0% if prepaid on or before April 12, 2021, 2.0% if prepaid after April 12, 2021 and 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022.

Mortgage Forbearance Agreements.  During 2020, the Company entered into various forbearance and loan modification agreements with the lenders for our mortgage loans secured by our hotels.  Below is a summary of those agreements for each hotel.

The DeSoto

The lender has agreed to the following: (a) deferral of scheduled principal payments due from April 1, 2020 to February 1, 2021; (b) a payment of interest only on March 1, 2021; (c) waiver of FF&E requirement until March 1, 2021; (d) deferred principal and interest are due and payable at maturity; and (e) payment of up to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership. The maturity date under the loan modification remains unchanged.

DoubleTree by Hilton Jacksonville Riverfront

The lender has agreed to the following: (a) the April, May, and June 2020 principal and interest payments were paid out of FF&E reserves; (b) FF&E deposits were deferred for the April, May, and June 2020 payment dates; and (c) released FF&E and the deferred FF&E was repaid in 6 monthly installments ending with the December 2020 payment.  The maturity date under the loan modification remains unchanged.

DoubleTree by Hilton Laurel

The lender has agreed to the following: (a) deferral of scheduled payments of principal and interest due from April 1, 2020 to September 30, 2020; (b) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; (c) any deferred principal is due and payable at maturity; and (d) deferral of principal payments through March 31, 2021.  The maturity date under the loan modification remains unchanged.

DoubleTree by Hilton Philadelphia Airport

The lender has agreed to the following: (a) deferral of scheduled principal and interest under the note as well as the interest-rate swap due from April 1, 2020 to June 30, 2020; (b) July 1, 2020 payment of regular principal and interest; (c) deferred principal is due and payable at maturity; and (d) subsequent to September 30, 2020, deferral of principal, interest, and swap payments for August, September and October, and deferral of principal payments through January 2021.  The maturity date was extended by 3 months, or until October 31, 2023.

DoubleTree by Hilton Raleigh-Brownstone University

The lender has agreed to the following: (a) deferral of scheduled interest payments due from April 1, 2020 to July 31, 2021; (b) a one-time fee of $236,375 to be applied to deferred interest; and (c) remainder of deferred interest, along with additional accrued interest on interest, is due and payable by August 1, 2021.

DoubleTree Resort by Hilton Hollywood Beach

We are currently negotiating an amendment to that loan agreement and have not received a Notice of Default.

Georgian Terrace

The lender agreed to the release of FF&E reserves to fund up to 50% of debt service, taxes, and operating expenses.

Hotel Alba Tampa

The lender agreed to the deferral of scheduled payments of principal due from April 1, 2020 to June 30, 2021.

Hotel Ballast Wilmington

The lender has agreed to the following: (a) deferral of scheduled principal payments due from April 1, 2020 to March 1, 2021; (b) deferral of scheduled payments of interest from April 1, 2020 to September 1, 2020; (c) waiver of FF&E requirement until March 1, 2021; (d) deferred principal and interest will be due and payable at maturity; and (e) payment of up to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership.  The maturity date under the loan modification remains unchanged.

Hyatt Centric Arlington

The lender has agreed to the following: (a) deferral of scheduled payments of principal and interest due from April 1, 2020 to March 31, 2021; (b) deferral of scheduled payments of principal due from April 1, 2021 to December 31, 2021; (c) a one-time fee of $100,000; (d) loan balance to be re-amortized as of January 1, 2022; and (e) deferred principal and interest, along with additional accrued interest on interest, is due and payable by July 1, 2022.

Sheraton Louisville Riverside

The lender has agreed to the following: (a) deferral of scheduled payments of interest due from May 1, 2020 to July 1, 2020; (b) deferral of scheduled payments of principal due from May 1, 2020 to April 1, 2021; (c) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; and (d) any deferred principal is due and payable at maturity.  The maturity date under the loan modification remains unchanged.

The Whitehall

The lender has agreed to the following: (a) deferral of scheduled payments of principal due from April 1, 2020 to January 31, 2021; (b) deferral of schedule payments of interest from April 1, 2020 to October 12, 2020; (c) deferred payments will be added to the principal balance of the loan and subsequent payments will be calculated based on the remainder of the amortization period; (d) the interest rate is changed from LIBOR plus 3.50% to New York Prime Rate plus 1.25%; and (e) the prepayment penalty is changed to: (i) 3.0% if prepaid on or before April 12, 2021; (ii) 2.0% if prepaid after April 12, 2021 but on or before April 12, 2022; (iii) 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022; and (iv) no prepayment fee if prepaid after November 26, 2022.  The maturity date under the loan modification remains unchanged.

As of December 31, 2020, the Company failed to make nine consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default and which, pursuant to the terms of the mortgage loan agreement, may cause an increase in the interest rate on the outstanding loan balance for the period during which such Event of Default persists.  Following an Event of Default, the Company’s lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel property that secures such loan.  In addition, the Company failed to meet the financial covenants under the mortgage agreement which triggered a “cash trap” requiring substantially all the profit generated by that hotel to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender.  The Company is currently negotiating an amendment to the loan agreement and have not received a Notice of Default.

As of December 31, 2020, the Company failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Philadelphia Airport, the DoubleTree by Hilton Laurel, the Hotel Alba, and The Whitehall.  The Company has received waivers of the financial covenants from the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021, from the lender on the DoubleTree by Hilton Laurel as of December 31, 2020, from the lender on the Hotel Alba mortgage through December 31, 2020, provided that the Company maintains the cash collateral on deposit with the lender, and from the lender on The Whitehall mortgage through September 30, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million as of December 31, 2020.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2020 were as follows:

For the twelve months ending December 31, 2021	14,740,992
December 31, 2022	42,240,755
December 31, 2023	61,215,532
December 31, 2024	37,476,056
December 31, 2025	93,219,331
December 31, 2026 and thereafter	110,659,204
Total future maturities	$359,551,870

PPP Loans. The Operating Partnership and certain of its subsidiaries have received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act.  Each PPP Loan has a term of five years and carries an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.  The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.  On April 16, 2020, the Operating Partnership entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500.  On April 28, 2020, the Company entered into a promissory note and received proceeds of $9,432,900 under a PPP Loan from Fifth Third Bank, National Association.  On May 6, 2020, the Company entered into a second promissory note with Fifth Third Bank, National Association and received proceeds of $952,700 under a PPP Loan.

Secured Notes Financing.  On December 31, 2020, we entered into the following agreements with KW, as collateral agent and an investor, and MIG, as an investor: (i) a Note Purchase Agreement with KW and MIG; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement with KW; (iv) a Board Observer Agreement with KW; and (v) other ancillary agreements.  These agreements constitute a transaction whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership with an option to require the Investors to purchase an additional $10.0 million in Secured Notes on the terms and subject to the conditions described below.

Note Purchase Agreement

On December 31, 2020, the Operating Partnership and the Company entered into the Note Purchase Agreement with KW and MIG, pursuant to which: (i) we agreed to issue and sell, and the Investors agreed to purchase, the Secured Notes with an aggregate face amount of US $20 million and on the terms described below; (ii) KW and MIG granted us an option, subject to certain conditions and exercisable by us on or before the first anniversary of the first closing date, pursuant to which we may issue and sell a second note to each of the Investors with an aggregate face amount of $10.0 million on substantially the same terms as the initial Secured Notes; (iii) the Company agreed to fully and unconditionally guaranty the obligations of the Operating Partnership; (iv) we entered into the Pledge Agreement and Board Observer Agreement as described below; (v) we agreed to provide certain representations and warranties to the Investors; and (vi) we agreed to use the net proceeds to support the continued operation of the business conducted by the Operating Partnership.  We were required to pay a 1% origination fee on the amount of the initial Secured Notes in connection with the first closing and a 1% commitment fee on the committed amount of the Second Secured Notes.

Secured Notes

On December 31, 2020, the Operating Partnership issued and sold initial Secured Notes to the Investors in the amount of $20.0 million.  The Secured Notes:  (i) have a maturity date of December 30, 2023, with a one-year extension option, subject to a fee in the amount of 1% of the outstanding principal amount under the Secured Notes as of such maturity date; (ii) accrue interest at a rate of 6.00% during the initial term and then at a rate of 10% following any extension; (ii) require quarterly interest payments, which shall initially be in the amount of $0.30 million; (iii) require principal repayment equal to 1.47 times the face amount of the Secured Notes if repaid on or prior to December 30, 2023 and 1.65 times the face amount of the Secured Notes if repaid after December 30, 2023; (iv) may be prepaid without penalty, but subject to make-whole amounts for interest and the repayment multiplier; and (v) rank pari passu with other notes issued under the Note Purchase Agreement and senior to all other indebtedness of the Operating Partnership.

The Secured Notes requires us to maintain certain cash management standards and include a broad range of covenants restricting our ability to incur additional debt, make dividend payments, transfer or acquire assets, or exceed our 2019 employee compensation levels.  They also require us to maintain certain financial thresholds, including limitations on our accounts payable and capital expenditures.

Upon an event of default or liquidity event described in the Secured Notes, the holders of the Secured Notes have the right to require and approve our selection of one or more of our hotel properties for disposition or refinancing in order to cure an event of default or liquidity event based on a process set forth in the Secured Notes.  In addition, the Secured Notes are redeemable by the holder in full upon an event of default or a change of control transaction.

Pledge Agreement

On December 31, 2020, certain subsidiaries of the Operating Partnership entered into the Pledge Agreement with KW, pursuant to which we agreed to pledge and grant to KW a first priority security interest in the equity interests, including certain voting rights, of our affiliates that own The DeSoto hotel, Hotel Ballast Wilmington, and the DoubleTree by Hilton Philadelphia Airport hotel.  Upon an uncured monetary event of default under the Secured Notes, KW, as collateral agent, has a right to sell, lease or otherwise dispose of or realize upon the Pledged Collateral in order to satisfy any amounts outstanding under the Secured Notes.

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of five optional five-year renewal periods expiring October 31, 2021. Rent expense for this operating lease for the years ended December 31, 2020, 2019, and 2018 was $74,809, $72,984 and $72,984, respectively.

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

We lease land adjacent to the Hotel Alba Tampa, Tapestry Collection by Hilton for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2019 and expires in July 2024. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the years ended December 31, 2020, 2019, and 2018 was $2,604, $2,152 and $2,602, respectively.

We leased 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expired on December 31, 2019. Rent expense for the years ended December 31, 2019, and 2018 was $107,936 and $96,117, respectively.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020.  The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent.  The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.  Rent expense for the year ended December 31, 2020, was $223,607.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025. We have exercised our option on the first of five renewal periods of 10 years each.   Rent expense for the years ended December 31, 2020, 2019, and 2018, was $153,019, $881,605 and $524,490, respectively.

We entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House.  The parking and cabana management agreement, which is treated for accounting purposes as an embedded lease, requires us to make rental payments of $270,100 per year in base rent.  The initial term of the parking garage and cabana lease expires in 2039 and may be extended for four additional renewal periods of 5 years each.  Rent expense for the years ended December 31, 2020, 2019, and 2018, was $85,166, $72,625 and $0, respectively.

We also lease certain furniture and equipment under financing arrangements expiring by June 2022.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

For the twelve months ending December 31, 2021	$597,502
December 31, 2022	653,742
December 31, 2023	621,452
December 31, 2024	632,935
December 31, 2025	583,461
December 31, 2026 and thereafter	14,754,214
Total	$17,843,306

Employment Agreements— The Company has entered into various employment contracts with employees that could result in obligations to us in the event of a change in control or termination without cause.

Management Agreements – As of December 31, 2020, all twelve of our wholly-owned hotels operated under management agreements with Our Town (see Note 9).  The management agreements expire on March 31, 2025 and may be extended for up to two additional periods of five years each, subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.  As of April 1, 2020, the DoubleTree Resort by Hilton Hollywood Beach and the rental program and condominium association of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences operated under management agreements with Our Town.  As of October 14, 2020, we entered into a hotel management agreement, effective as of November 15, 2020, with Our Town for the management of the Hyatt Centric Arlington.  On November 15, 2020, the management of the Hyatt Centric Arlington was transitioned from Highgate Hotels, L.P. to Our Town.  Following the transition, Our Town manages each of the Company’s twelve wholly-owned hotels, as well as our two condominium hotel rental programs.

As of December 31, 2020, we had entered into individual hotel management agreements with Our Town for the management of twelve of our wholly-owned hotels.  Each of these management agreements have initial terms commencing January 1, April 1 and November 15, 2020, respectively and all agreements expire March 31, 2025.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2020, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently expire between November 2021 and March 2038.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, the Hyatt Centric Arlington and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Raleigh Brownstone–University, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	December 31, 2020	December 31, 2019	Per Share
Series B Preferred Stock	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,554,610	1,554,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,200,000	1,200,000	$0.515625

The Company pays cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share.  Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.  As previously announced, the record dates for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020 to shareholders of record as of March 31, 2020 have each been declared and the record date and the payment of dividends on all classes of the Company’s preferred stock has been deferred.  As of December 31, 2020, there are undeclared and cumulative preferred dividends, of approximately $6.6 million.

In April and May 2019, the Company issued 1,200,000 shares of Series D Preferred Stock, for net proceeds after all estimated expenses of approximately $28.4 million.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series D Preferred Units.

On August 31, 2018, the Company entered into a Sales Agency Agreement, with Sandler O’Neill, under which the Company may sell from time to time through Sandler O’Neill, as sales agent, up to 400,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share.  Through the period ended December 31, 2018, the Company sold 52,141 shares of Series C Preferred Stock, for net proceeds of approximately $1.0 million.  During September 2019, the Company issued and sold 202,469 shares of Series C Preferred Stock, for net proceeds after all estimated expenses of approximately $4.9 million, pursuant to the Sales Agency Agreement.  The Company contributed the net proceeds from the offering to its Operating Partnership for an equivalent number of Series C Preferred Units.

Preferred Units – The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	December 31, 2020	December 31, 2019	Per Unit
Series B Preferred Units	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,554,610	1,554,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,200,000	1,200,000	$0.515625

The Company pays cumulative cash distributions on the preferred units at rates in the above table per annum of the $25.00 liquidation preference per unit.  The Company, which is the holder of the Operating Partnership’s preferred units is entitled to receive distributions when authorized by the Operating Partnership’s general partner out of assets legally available for the payment of distributions.  The preferred units are not redeemable by the holder, has no maturity date and is not convertible into any other security of the Operating Partnership or its affiliates.  As previously announced, the record dates for the dividends on the Operating Partnership’s Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units that were to be paid April 15, 2020 to unitholders of record as of March 31, 2020 have each been declared and the record date and the payment of dividends on all classes of the Operating Partnership’s preferred units has been deferred. As of December 31, 2020, there are undeclared and cumulative preferred distributions to the Company from the Operating Partnership of approximately $6.6 million.

In April and May 2019, the Operating Partnership issued 1,200,000 shares of 8.25% Series D Preferred Units, for net proceeds after all estimated expenses of approximately $28.4 million.

In September and December 2018, the Operating Partnership issued 52,141 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $1.0 million.

The following table presents the quarterly distributions by the Operating Partnership declared and payable per
Series Preferred B Unit and dividends by the Company declared and payable per share of Series B Preferred Stock, for the years ended December 31, 2020, 2019, and 2018:

Quarter Ended	2018	2019	2020
March 31,	$0.500000	$0.500000	$0.500000
June 30,	$0.500000	$0.500000	$—
September 30,	$0.500000	$0.500000	$—
December 31,	$0.500000	$0.500000	$—

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Series C Preferred Unit and dividends by the Company declared and payable per share of Series C Preferred Stock, for the years ended December 31, 2020, 2019, and 2018:

Quarter Ended	2018	2019	2020
March 31,	$0.492188	$0.492188	$0.492188
June 30,	$0.492188	$0.492188	$—
September 30,	$0.492188	$0.492188	$—
December 31,	$0.492188	$0.492188	$—	(1)

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Series D Preferred Unit and dividends by the Company declared and payable per share of Series D Preferred Stock, for the years ended December 31, 2020, 2019, and 2018:

Quarter Ended	2018	2019		2020
March 31,	$—	$—		$0.515625
June 30,	$—	$0.418230	(1)	$—
September 30,	$—	$0.515625		$—
December 31,	$—	$0.515625		$—
(1)	The initial quarterly distribution for the Series D Preferred Stock paid on July 15, 2019 was pro-rated per the terms of the security in the amount of $0.41823 per share.

As of December 31, 2020, there were unpaid preferred dividends and distributions of $2,188,910.

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

On December 2, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock, par value $0.01 per share, at prevailing prices on the open market or in privately negotiated transactions, at the discretion of management.  Authorization for the repurchase program expired on December 31, 2020.  Cumulative through December 31, 2020 the Company repurchased 882,820 shares of common stock for approximately $5.9 million and the repurchased shares have been returned to the status of authorized but unissued shares of common stock.

The following is a list of issuances during the years ended December 31, 2020, 2019, and 2018 of the Company’s common stock:

On December 17, 2020, The Company issued 127,583 units in the Operating Partnership and awarded shares of restricted stock to its independent directors and employees.

On December 1, 2020, one holder of units in the Operating Partnership redeemed 15,000 units for an equivalent number of shares in the Company’s common stock

On May 1, 2020, one holder of units in the Operating Partnership redeemed 57,687 units for an equivalent number of shares in the Company’s common stock.

On February 23, 2020, the Company was issued 17,250 units in the Operating Partnership and awarded 15,000 shares of restricted stock and 2,250 shares of unrestricted stock to its independent directors.

On January 1, 2020, two holders of units in the Operating Partnership redeemed 488,952 units for an equivalent number of shares in the Company’s common stock.

On January 1, 2020, the Company was issued 45,000 units in the Operating Partnership and awarded 45,000 shares of restricted stock to two of its employees.

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

As of December 31, 2020 and 2019, the Company had 15,023,850 and 14,272,378 shares of common stock outstanding, respectively.

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

As of December 31, 2020 and 2019, the total number of Operating Partnership units outstanding was 16,190,351 and 16,000,518, respectively.

As of December 31, 2020 and 2019, the total number of outstanding units in the Operating Partnership not owned by the Company was 1,166,501 and 1,728,140, respectively, with a fair market value of approximately $2.9 million and approximately $11.7 million, respectively, based on the price per share of the common stock on such respective dates.

Common Stock Dividends and Unit Distributions – The following table presents the quarterly stock dividends and unit distributions by us declared and payable per common stock/unit for the years ended December 31, 2020, 2019, and 2018:

Quarter Ended	2018	2019	2020
March 31,	$0.115	$0.125	$0.130
June 30,	$0.120	$0.130	-
September 30,	$0.125	$0.130	-
December 31,	$0.125	$0.130	-

As of December 31, 2020, there were unpaid common dividends and distributions to holders of record as of March 13, 2020 in the amount of $2,088,161

9. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our twelve wholly-owned hotels, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  Our Town is a majority-owned subsidiary of Newport Hospitality Group, Inc (“Newport”).  As of December 31, 2020, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 19.5% and 2.5%, respectively, of the total outstanding ownership interests of Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town and have certain governance rights. The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At December 31, 2020 and 2019, we were due approximately $0.7 million and $0.6 million, respectively, from Our Town Hospitality.

Management Agreements – On September 6, 2019, the Company entered into a master agreement with Newport and Our Town related to the management of ten of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement (as amended, the “OTH Master Agreement”), as well as a series of individual hotel management agreements for the management of those ten of our hotels.  On April 1, 2020, Our Town became the manager of our DoubleTree Resort by Hilton Hollywood Beach hotel, as well as the manager for our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  On November 15, 2020, Our Town became the manager of our Hyatt Centric Arlington hotel.  The hotel management agreements for each of our 12 wholly-owned hotels and the two rental programs are referred to as, individually an “OTH Hotel Management Agreement” and, together the “OTH Hotel Management Agreements”.

The Company agreed to provide Our Town with initial working capital of up to $1.0 million as an advance on the management fees that we will owe to Our Town under the OTH Hotel Management Agreements.  The advanced funds were to be offset against future management fees otherwise payable to Our Town by means of a 25% reduction in such fees each month during 2020.  Any management fee advances not recouped in such fashion were to be deemed satisfied at the end of 2020.  With the onset of the COVID-19 pandemic, unreimbursed management fees totaled approximately $0.6 million.  The Company expects to recoup the remaining unreimbursed advance.

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

For the years ended December 31, 2020 and 2019, the management fees earned by Our Town under the contract were approximately $1.5 million and $0, respectively.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property.  For the years ended December 31, 2020 and 2019, the Company received rent income from Our Town of approximately $158,454 and $0, respectively.

Credit Agreement – On December 13, 2019, we entered into a credit agreement with Our Town effective January 1, 2020, pursuant to which Sotherly agreed to provide Our Town with a working capital line of credit, the agreement, as amended, allows Our Town to borrow up to $850,000.  Our Town was allowed to draw against the line of credit from time to time prior to January 1, 2021.  Interest accrues on the outstanding balance at 3.5% per annum and is payable quarterly in arrears.  In the event of a default under the credit agreement, the Company has the right to offset any outstanding unpaid balance against amounts it owes to Our Town under the OTH Hotel Management Agreements.  As of December 31, 2020 and 2019, the outstanding credit balance under the credit agreement was each approximately $0.6 million and $0, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Our Town (or its affiliate) for those employees that are employed by Our Town that work exclusively for our properties, starting January 1, 2020.  For the years ended December 31, 2020 and 2019, the employer portion of the plan covering those employees that work exclusively at our properties under our management agreements with Our Town was approximately $2.9 million and $0, respectively.

Chesapeake Hospitality. Chesapeake Hospitality is owned and controlled by individuals including Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and a sibling of our Chairman, Andrew M. Sims.  As of December 31, 2020, Andrew M. Sims, Kim E. Sims and Christopher L. Sims, beneficially owned, directly or indirectly, approximately 0%, 24.8%, and 24.8%, respectively, of the total outstanding ownership interests of Chesapeake Hospitality.  Kim E. Sims and Christopher L. Sims are currently officers and employees of Chesapeake Hospitality. Prior to November 2019, Andrew M. Sims, owned approximately 19.3% of the total outstanding ownership interests of Chesapeake Hospitality, all of which have since been sold. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At December 31, 2020 and 2019, we were due $0 and $81,223, respectively, from Chesapeake Hospitality.

Management Agreements – Chesapeake Hospitality was the management company for our DoubleTree Resort by Hilton Hollywood Beach hotel, the Hyde Resort & Residences, and the Hyde Beach House Resort & Residences until April 1, 2020.  Effective April 1, 2020, Chesapeake no longer serves as manager for any of our properties and management of the remaining properties that had been managed by Chesapeake was transitioned to Our Town.  Upon termination of the last remaining individual hotel management agreements with Chesapeake, the Chesapeake master agreement automatically terminated in accordance with its terms.

Prior to January 1, 2020, Chesapeake Hospitality was the manager for each of our hotels that we wholly-owned at December 31, 2020 and 2019, with the exception of the Hyatt Centric Arlington, under various hotel management agreements. On January 1, 2020, the management agreements for ten of our wholly-owned hotels expired.  Those hotels are now managed by Our Town as described above.  In connection with the termination of those ten Chesapeake management agreements, we paid approximately $0.2 million in termination fees.

On December 15, 2014, we entered into a master agreement and a series of individual hotel management agreements with Chesapeake Hospitality that became effective on January 1, 2015. The terminated master agreement had an initial term of five-years, but was to be automatically extended for so long as an individual management agreement remains in effect.  The base management fee for the Whitehall and the Georgian Terrace remained at 2.00% through 2015, increased to 2.25% in 2016 and increased to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio were 2.65% through 2017 and decreased to 2.50% thereafter.

Base management fees earned by Chesapeake Hospitality totaled $241,332, $4,803,185 and $4,617,471 for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, incentive management fees of $(40,375), $164,168 and $168,231 were expensed for the years ended December 31, 2020, 2019, and 2018, respectively.

Employee Medical Benefits – Prior to January 1, 2020, we purchased employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees employed by Chesapeake Hospitality that worked exclusively for our hotel properties managed by Chesapeake Hospitality. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.2 million, $5.6 million and $5.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Workers’ Compensation Insurance – Prior to January 1, 2020, pursuant to our management agreements with Chesapeake Hospitality, we paid the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that worked exclusively for the properties managed by Chesapeake Hospitality. For the years ended December 31, 2020, 2019, and 2018, we paid approximately $0.1 million, $1.0 million and $0.9 million, respectively, in premiums for the portion of the plan covering those employees that worked exclusively for our properties under our management agreements with Chesapeake Hospitality.

Other Related Parties –The Company employs Andrew M. Sims, Jr. the son of our Chairman, who currently serves as Vice President – Operations & Investor Relations; Ashley S Kirkland, daughter of our Chairman, as Corporate Counsel and Compliance Officer; and Robert E. Kirkland IV, Ms. Kirkland’s husband, who currently serves as General Counsel, as employees.  Compensation, including benefits, for the years ended December 31, 2020, 2019, and 2018 totaled $464,218, $415,005 and $386,456, respectively.

On May 1, 2020 and October 1, 2019, one previous member of our Board of Directors redeemed 57,867 units and 50,000 units, respectively, for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.  On January 1, 2020, another previous member of our Board of Directors redeemed 410,000 units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

During the years ending December 31, 2020, 2019, and 2018, the Company reimbursed $0, $119,907 and $146,105, respectively, to a partnership controlled by our Chairman, Andrew M. Sims for business-related air travel pursuant to the Company’s travel reimbursement policy.

10. Retirement Plans

401(k) Plan - The Company maintain a 401(k) plan for qualified employees.  Prior to May 16, 2020, the plan was subject to “safe harbor” provisions requiring that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vested immediately in accordance with the “safe harbor” provisions. Contributions to the plan for the years ended December 31, 2020, 2019, and 2018 were $42,841, $72,438 and $71,623, respectively.

Employee Stock Ownership Plan - The Company adopted an ESOP effective January 1, 2016, which is a non-contributory defined contribution plan covering all employees of the Company.  The ESOP is a leveraged ESOP, with funds loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may maintain aggregate borrowings of up to $5.0 million to purchase shares of the Company’s common stock on the open market, which serve as collateral for the loan.  Coincident with the loan between the Company and the ESOP, the Operating Partnership entered into a loan with the Company to facilitate borrowings between the Company and the ESOP.

Between January 3, 2017 and February 28, 2017, the Company’s ESOP purchased 682,500 shares of the Company’s common stock of an aggregate cost of approximately $4.9 million.  Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations are accounted for at fair value on the date of allocation.

A total of 170,419 and 104,672 shares with a fair value of $426,048 and $709,676 remained allocated or committed to be released from the suspense account as of December 31, 2020 and 2019, respectively.  The Company recognized compensation cost of $175,367, $219,645 and $209,263 during the twelve months ended December 31, 2020, 2019 and 2018, respectively.  The remaining 509,069 unallocated shares have an approximate fair value of $1.3 million, as of December 31, 2020.  At December 31, 2020, the ESOP held a total of 170,419 allocated shares, no committed-to-be-released shares and 509,069 unallocated shares.  Dividends received by the ESOP on allocated and unallocated shares are used to pay down the loan from the Company.

The share allocations are accounted for at fair value on the date of allocation as follows:

	December 31, 2020		December 31, 2019
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	170,419	$426,048	66,295	$449,480
Committed to be released shares	-	-	38,377	260,196
Total Allocated and Committed-to-be-Released	170,419	$426,048	104,672	$709,676

Unallocated shares	509,069	1,272,672	574,816	3,897,252

Total ESOP Shares	679,488	$1,698,720	679,488	$4,606,928

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	2020	2019	2018

Sales and marketing	$8,094,085	$16,857,613	$15,998,281
General and administrative	10,542,495	15,401,458	14,581,707
Repairs and maintenance	5,490,145	7,939,836	7,624,031
Utilities	4,817,508	6,282,218	6,266,192
Property taxes	7,014,472	7,044,085	6,225,508
Management fees, including incentive	1,822,359	5,259,194	4,785,702
Franchise fees	2,042,902	4,706,459	4,308,065
Insurance	3,097,245	3,303,366	2,894,708
Information and telecommunications	2,271,266	2,558,489	2,142,698
Other	294,831	1,042,915	818,608
Total indirect hotel operating expenses	$45,487,308	$70,395,633	$65,645,500

12. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

Current:
Federal	$(125,587)	$(125,587)	$—
State	(6,054)	157,012	149,410
	(131,641)	31,425	149,410
Deferred:
Federal	(7,576,931)	(244,360)	351,663
State	(1,705,939)	(36,545)	(31,724)
Subtotals	(9,282,870)	(280,905)	319,939
Change in deferred tax valuation allowance	14,694,954	—	—
	5,412,084	(280,905)	319,939
	$5,280,443	$(249,480)	$469,349

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Statutory federal income tax provision	$(10,164,517)	$194,479	$(29,150)
Effect of non-taxable REIT loss	17,156,953	(564,426)	380,813
State income tax provision	(1,711,993)	120,467	117,686
	$5,280,443	$(249,480)	$469,349

Deferred income taxes are recognized for temporary differences between the financial reporting bases of asset and liabilities and their respective tax bases and for operating losses and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversal of taxable temporary differences, projected taxable income and tax planning strategies.

Due to the economic uncertainty the COVID-19 pandemic has produced upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are realizable, as of December 31, 2020, the Company believes is not more likely than not that the Company will realize the benefits of these assets.  Therefore, the Company has determined that a full valuation allowance should be recorded against the deferred tax asset.  The amount of the deferred tax assets considered unrealizable, however, could change in the future based on revised estimates of future taxable income during the carryforward period.

  The significant components of our deferred tax asset as of December 31, 2020 and 2019 are as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Deferred tax asset:
Net operating loss carryforwards	$14,409,456	$4,988,283
Accrued compensation	108,595	335,621
Accrued expenses and other	128,257	19,427
Intangible assets	48,647	68,753
Less: Valuation allowance	(14,694,955)	—
Total	$—	$5,412,084

13. Loss per Share and per Unit

Loss Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net loss. The shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 509,069, 574,816 and 613,194 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding, for the years ended December 31, 2020, 2019 and 2018, respectively.  The effect of allocated and committed to be released shares during the years ended December 31, 2020 and 2019 2018, have not been included in the weighted average diluted earnings per share calculation, since there would be an anti-dilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss available to common stockholders for basic computation.

The computation of the Company’s basic net loss per share is presented below:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

Numerator
Net loss attributable to common stockholders for basic computation	$(57,949,206)	$(5,911,251)	$(5,719,978)
Denominator
Weighted average number of common shares outstanding	14,866,197	14,233,513	14,145,838
Weighted average number of Unearned ESOP Shares	(554,148)	(590,940)	(628,350)
Total weighted average number of common shares outstanding for basic computation	14,312,049	13,642,573	13,517,488
Basic net loss per share	$(4.05)	$(0.43)	$(0.42)

Loss Per Unit. The Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units are not convertible into or exchangeable for any other property or securities of the Operating Partnership, except upon the occurrence of a change of control and have been excluded from the diluted earnings per unit calculation as there would be no impact on the current unitholders.  The number of non-committed, unearned shares in the Company’s ESOP have no impact on the calculation of the loss per unit in the Operating Partnership.

The computation of basic loss per general and limited partnership unit in the Operating Partnership is presented below:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

Numerator
Net loss attributable to general and limited partnership unitholders for basic computation	$(62,438,547)	$(6,645,127)	$(6,438,071)
Denominator
Weighted average number of general and limited partnership units outstanding	16,065,499	16,011,653	15,923,978
Basic net loss per general and limited partnership unit	$(3.89)	$(0.42)	$(0.40)

14. Quarterly Operating Results - Unaudited

	Quarters Ended 2020
	March 31	June 30	September 30	December 31
Total revenue	$37,208,465	$5,293,907	$14,414,478	$14,585,726
Total operating expenses	39,011,968	16,723,112	21,824,217	23,692,949
Net operating loss	(1,803,503)	(11,429,205)	(7,409,739)	(9,107,223)
Net loss	(13,332,205)	(16,301,070)	(11,039,271)	(13,010,359)
Net loss attributable to common shareholders	(14,323,699)	(17,124,612)	(12,259,908)	(14,240,987)
Loss per share attributable to common shareholders– basic and diluted	$(1.01)	$(1.20)	$(0.86)	$(0.98)
Net loss available to operating partnership unitholders	(15,521,115)	(18,489,980)	(13,228,181)	(15,199,271)
Loss per unit attributable to operating partnership unitholders– basic and diluted	$(0.97)	$(1.15)	$(0.82)	$(0.95)

	Quarters Ended 2019
	March 31	June 30	September 30	December 31
Total revenue	$47,390,304	$51,540,701	$42,552,175	$44,304,953
Total operating expenses	41,927,258	42,653,243	40,402,009	42,459,108
Net operating income	5,463,046	8,887,458	2,150,166	1,845,845
Net income(loss)	(390,205)	1,149,315	2,068,746	(1,652,288)
Net loss attributable to common shareholders	(1,653,763)	(731,711)	(106,827)	(3,418,950)
Loss per share attributable to common shareholders– basic and diluted	$(0.12)	$(0.05)	$(0.01)	$(0.25)
Net loss available to operating partnership unitholders	(1,860,712)	(823,067)	(120,164)	(3,841,184)
Loss per unit attributable to operating partnership unitholders– basic and diluted	$(0.12)	$(0.05)	$(0.01)	$(0.23)

15. Subsequent Events

On January 5, 2021, we entered into a mortgage forbearance agreement with the lender for the DoubleTree by Hilton Laurel whereby the lender has agreed to the following: (a) deferral of scheduled payments of principal and interest due from April 1, 2020 to September 30, 2020; (b) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; (c) any deferred principal is due and payable at maturity; and (d) the lender agreed to defer principal payments through March 31, 2021.  The maturity date under the loan modification remains unchanged.

As of February 4, 2021, the Company issued 15,000 restricted shares to its independent directors and 136,281 unrestricted shares to its employees.

On February 12, 2021, we entered into a mortgage forbearance agreement with the lender for the Hotel Alba Tampa whereby the lender agreed to the deferral of scheduled payments of principal due from April 1, 2020 to June 30, 2021.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2020

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
The DeSoto – Savannah, Georgia	$32,821	$600	$13,562	$813	$20,010	$1,413	$33,572	$34,985	$(12,915)	1968	2004	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	33,655	7,090	14,604	148	7,753	7,238	22,357	29,595	(9,001)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	8,655	900	9,443	71	5,769	971	15,212	16,183	(5,825)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	41,805	2100	22,031	399	6,899	2,499	28,930	31,429	(12,118)	1972	2004	3-39 years
DoubleTree by Hilton Raleigh Brownstone – University – Raleigh, North Carolina	18,300	815	7,416	3,795	6,809	4,610	14,225	18,835	(6,920)	1971	2004	3-39 years
DoubleTree Resort by Hilton Hollywood Beach - Hollywood Beach, Florida	55,878	22,865	67,660	634	8,566	23,499	76,226	99,725	(11,031)	1972	2015	3-39 years
Georgian Terrace – Atlanta, Georgia	42,508	10,128	45,386	(1,300)	5,974	8,828	51,360	60,188	(9,857)	1911	2014	3-39 years
Hotel Alba Tampa, Tapestry Collection by Hilton – Tampa, Florida	17,946	4,153	9,670	1,773	25,969	5,926	35,639	41,565	(10,496)	1973	2007	3-39 years
Hotel Ballast Wilmington, Tapestry Collection by Hilton – Wilmington, North Carolina	33,259	785	16,829	1,153	14,671	1,938	31,500	33,438	(14,081)	1970	2004	3-39 years
Hyatt Centric Arlington - Arlington, Virginia	48,990	191	70,369	79	1,685	270	72,054	72,324	(5,262)		2018	3-39 years
Sheraton Louisville Riverside – Jeffersonville, Indiana	11,037	782	6,891	407	14,871	1,189	21,762	22,951	(7,659)	1972	2006	3-39 years
The Whitehall – Houston, Texas	14,698	7,374	22,185	107	7,042	7,481	29,227	36,708	(5,977)	1963	2013	3-39 years
Hyde Resort & Residences	-	226	4,290	-	-	226	4,290	4,516	(431)	2016	2017	3-39 years
Hyde Beach House Resort & Residences	-	-	5,710	-	-	-	5,710	5,710	(185)	2019	2019	3-39 years
	$359,552	$58,009	$316,046	$8,080	$126,018	$66,089	$442,064	$508,153	$(111,758)

(1)	For the year ending December 31, 2020, the aggregate cost of our real estate assets for federal income tax purposes was approximately $493.7 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2018	$489,067
Acquisitions	5,710
Improvements	13,097
Disposal of Assets	(3,574)
Balance at December 31, 2019	$504,300
Acquisitions	—
Improvements	4,066
Disposal of Assets	(213)
Balance at December 31, 2020	$508,153

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2018	$85,655
Current Expense	14,770
Impairment	—
Disposal of Assets	(2,888)
Balance at December 31, 2019	$97,537
Current Expense	14,355
Impairment	—
Disposal of Assets	(134)
Balance at December 31, 2020	$111,758