Form 10-Q
period 2021-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2021-05-17
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of May 5, 2021, there were 15,175,231 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2021 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 6 – Preferred Stock and Units;
•	Note 7 – Common Stock and Units;
•	Note 12 – Loss Per Share and Per Unit; and
•	Part I, Item 4 - Controls and Procedures; and
•	Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020

ASSETS
Investment in hotel properties, net	$423,680,858	$427,824,585
Cash and cash equivalents	21,087,141	25,297,771
Restricted cash	11,893,733	10,002,775
Accounts receivable, net	3,494,017	1,779,776
Accounts receivable - affiliate	193,096	401,924
Prepaid expenses, inventory and other assets	8,283,930	7,726,980
TOTAL ASSETS	$468,632,775	$473,033,811
LIABILITIES
Mortgage loans, net	$356,536,623	$357,545,977
Secured notes, net	18,801,454	18,694,355
Unsecured notes, net	10,719,100	10,719,100
Accounts payable and accrued liabilities	39,769,291	35,631,931
Advance deposits	1,418,509	1,964,073
Dividends and distributions payable	4,277,070	4,277,070
TOTAL LIABILITIES	$431,522,047	$428,832,506
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,610,000 shares issued and outstanding; aggregate liquidation preference $44,275,000 and $42,655,000, at March 31, 2021 and December 31, 2020, respectively.	16,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, 1,554,610 shares issued and outstanding; aggregate liquidation preference $42,691,052 and $41,160,731, at March 31, 2021 and December 31, 2020, respectively.	15,546	15,546
8.25% Series D cumulative redeemable perpetual preferred stock, 1,200,000 shares issued and outstanding; aggregate liquidation preference $33,093,750 and $31,856,250, each at March 31, 2021 and December 31, 2020, respectively.	12,000	12,000
Common stock, par value $0.01, 69,000,000 shares authorized, 15,175,231 shares issued and outstanding at March 31, 2021 and 15,023,850 shares issued and outstanding at December 31, 2020.	151,752	150,238
Additional paid-in capital	180,616,728	180,189,699
Unearned ESOP shares	(3,580,087)	(3,636,026)
Distributions in excess of retained earnings	(134,073,574)	(127,197,489)
Total Sotherly Hotels Inc. stockholders’ equity	43,158,465	49,550,068
Noncontrolling interest	(6,047,737)	(5,348,763)
TOTAL EQUITY	37,110,728	44,201,305
TOTAL LIABILITIES AND EQUITY	$468,632,775	$473,033,811

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
REVENUE
Rooms department	$15,493,604	$24,744,923
Food and beverage department	1,543,240	8,143,974
Other operating departments	5,598,688	4,319,568
Total revenue	22,635,532	37,208,465
EXPENSES
Hotel operating expenses
Rooms department	3,996,617	7,083,191
Food and beverage department	910,264	6,612,306
Other operating departments	1,938,877	2,271,629
Indirect	11,589,077	16,181,841
Total hotel operating expenses	18,434,835	32,148,967
Depreciation and amortization	4,982,015	4,982,876
Corporate general and administrative	1,300,958	1,880,125
Total operating expenses	24,717,808	39,011,968
NET OPERATING LOSS	(2,082,276)	(1,803,503)
Other income (expense)
Interest expense	(5,919,523)	(4,561,840)
Interest income	38,599	60,365
Unrealized gain (loss) on hedging activities	390,185	(1,585,632)
Gain on involuntary conversion of assets	—	12,439
Net loss before income taxes	(7,573,015)	(7,878,171)
Income tax provision	(2,609)	(5,454,034)
Net loss	(7,575,624)	(13,332,205)
Less: Net loss attributable to noncontrolling interest	699,539	1,197,416
Net loss attributable to the Company	(6,876,085)	(12,134,789)
Declared and undeclared distributions to preferred stockholders	(2,188,910)	(2,188,910)
Net loss attributable to common stockholders	$(9,064,995)	$(14,323,699)
Net loss per share attributable to common stockholders
Basic	$(0.62)	$(1.01)
Weighted average number of common shares outstanding
Basic	14,615,720	14,246,216

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2020	4,364,610	$43,646	15,023,850	$150,238	$180,189,699	$(3,636,026)	$(127,197,489)	$(5,348,763)	$44,201,305
Net loss	—	—	—	—	—	—	(6,876,085)	(699,539)	(7,575,624)
Issuance of common stock	—	—	136,281	1,363	399,303	—	—	—	400,666
Issuance of restricted common stock awards	—	—	15,000	150	43,950	—	—	—	44,100
Conversion of units in Operating Partnership to shares of common stock	—	—	100	1	(566)	—	—	565	—
Amortization of ESOP shares	—	—	—	—	(33,853)	55,939	—	—	22,086
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at March 31, 2021 (unaudited)	4,364,610	$43,646	15,175,231	$151,752	$180,616,728	$(3,580,087)	$(134,073,574)	$(6,047,737)	$37,110,728

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2019	4,364,610	$43,646	14,272,378	$142,723	$180,515,861	$(4,105,637)	$(73,990,690)	$(1,198,732)	$101,407,171
Net loss	—	—	—	—	—	—	(12,134,789)	(1,197,416)	(13,332,205)
Issuance of common stock	—	—	2,250	22	14,153	—	—	—	14,175
Issuance of restricted common stock awards	—	—	60,000	600	93,900	—	—	—	94,500
Conversion of units in Operating Partnership to shares of common stock	—	—	488,952	4,890	(344,624)	—	—	339,734	—
Amortization of ESOP shares	—	—	—	—	(6,694)	69,329	—	—	62,635
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(765,160)	—	(765,160)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(618,750)	—	(618,750)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,852,333)	(161,095)	(2,013,428)
Balances at March 31, 2020 (unaudited)	4,364,610	$43,646	14,823,580	$148,235	$180,290,791	$(4,036,308)	$(90,166,722)	$(2,217,509)	$84,062,133

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,575,624)	$(13,332,205)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,982,015	4,982,876
Amortization of deferred financing costs	260,135	141,391
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	—	(12,439)
Unrealized loss on hedging activities	(390,185)	1,585,632
ESOP and stock - based compensation	485,047	183,386
Changes in assets and liabilities:
Accounts receivable	(1,714,241)	564,141
Prepaid expenses, inventory and other assets	(585,106)	(1,943,351)
Deferred income taxes	—	5,412,084
Accounts payable and other accrued liabilities	4,093,143	4,823,067
Advance deposits	(545,564)	(715,029)
Accounts receivable - affiliate	208,828	(163,630)
Net cash (used in) provided by operating activities	(787,722)	1,519,753
Cash flows from investing activities:
Improvements and additions to hotel properties	(972,958)	(1,796,662)
Proceeds from involuntary conversion	—	12,439
Net cash used in investing activities	(972,958)	(1,784,223)
Cash flows from financing activities:
Payments on mortgage loans	(530,497)	(1,370,018)
Payments of deferred financing costs	(28,495)	(84,500)
Dividends on common stock and distributions paid	—	(2,000,418)
Preferred dividends paid	—	(2,188,910)
Net cash used in financing activities	(558,992)	(5,643,846)
Net decrease in cash, cash equivalents and restricted cash	(2,319,672)	(5,908,316)
Cash, cash equivalents and restricted cash at the beginning of the period	35,300,546	27,984,236
Cash, cash equivalents and restricted cash at the end of the period	$32,980,874	$22,075,920
Supplemental disclosures:
Cash paid during the period for interest	$2,943,722	$3,681,239
Cash paid (received) during the period for income taxes	$-	$3,845
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$320,004	$518,733

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020

ASSETS
Investment in hotel properties, net	$423,680,858	$427,824,585
Cash and cash equivalents	21,087,141	25,297,771
Restricted cash	11,893,733	10,002,775
Accounts receivable, net	3,494,017	1,779,776
Accounts receivable - affiliate	193,096	401,924
Loan receivable - affiliate	3,680,023	3,746,254
Prepaid expenses, inventory and other assets	8,283,930	7,726,980
TOTAL ASSETS	$472,312,798	$476,780,065
LIABILITIES
Mortgage loans, net	$356,536,623	$357,545,977
Secured loan, net	18,801,454	18,694,355
Unsecured notes, net	10,719,100	10,719,100
Accounts payable and other accrued liabilities	39,769,291	35,631,931
Advance deposits	1,418,509	1,964,073
Dividends and distributions payable	4,277,070	4,277,070
TOTAL LIABILITIES	$431,522,047	$428,832,506

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,610,000 units issued and outstanding; aggregate liquidation preference $44,275,000 and $42,665,000, at March 31, 2021 and December 31, 2020, respectively.	37,766,531	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, 1,554,610 units issued and outstanding; aggregate liquidation preference $42,691,052 and $41,160,731, each at March 31, 2021 and December 31, 2020, respectively.	36,461,955	36,461,955
8.25% Series D cumulative redeemable perpetual preferred units, 1,200,000 units issued and outstanding; aggregate liquidation preference $33,093,750 and $31,856,250, each at March 31, 2021 and December 31, 2020, respectively.	28,377,509	28,377,509
General Partner: 163,417 units and 161,904 units issued and outstanding as of March 31, 2021 and December 31, 2010, respectively.	(330,106)	(258,538)
Limited Partners: 16,178,215 units and 16,028,447 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	(61,485,138)	(54,399,898)
TOTAL PARTNERS’ CAPITAL	40,790,751	47,947,559
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$472,312,798	$476,780,065

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
REVENUE
Rooms department	$15,493,604	$24,744,923
Food and beverage department	1,543,240	8,143,974
Other operating departments	5,598,688	4,319,568
Total revenue	22,635,532	37,208,465
EXPENSES
Hotel operating expenses
Rooms department	3,996,617	7,083,191
Food and beverage department	910,264	6,612,306
Other operating departments	1,938,877	2,271,629
Indirect	11,589,077	16,181,841
Total hotel operating expenses	18,434,835	32,148,967
Depreciation and amortization	4,982,015	4,982,876
Corporate general and administrative	1,300,958	1,880,125
Total operating expenses	24,717,808	39,011,968
NET OPERATING LOSS	(2,082,276)	(1,803,503)
Other income (expense)
Interest expense	(5,919,523)	(4,561,840)
Interest income	38,599	60,365
Unrealized gain (loss) on hedging activities	390,185	(1,585,632)
Gain on involuntary conversion of assets	—	12,439
Net loss before income taxes	(7,573,015)	(7,878,171)
Income tax provision	(2,609)	(5,454,034)
Net loss	(7,575,624)	(13,332,205)
Declared and undeclared distributions to preferred unit holders	(2,188,910)	(2,188,910)
Net loss attributable to general and limited partnership unit holders	$(9,764,534)	$(15,521,115)
Net loss attributable per general and limited partner unit
Basic	$(0.60)	$(0.97)
Weighted average number of general and limited partner units outstanding
Basic	16,284,481	16,052,721

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2020	4,364,610	$37,766,531	$36,461,955	$28,377,509	161,904	$(258,538)	16,028,447	$(54,399,898)	$47,947,559
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(441)	—	(43,704)	(44,145)
Issuance of partnership units	—	—	—	—	1,513	4,448	149,768	440,318	444,766
Net loss	—	—	—	—	—	(75,757)	—	(7,499,867)	(7,575,624)
Balances at March 31, 2021 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	163,417	$(330,106)	16,178,215	$(61,485,138)	$40,790,751

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2019	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,006	$315,959	15,840,512	$2,636,363	$105,558,317
Issuance of partnership units	—	—	—	—	623	945	61,628	107,730	108,675
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	765	—	75,716	76,481
Preferred unit distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(765,160)	—	—	—	—	—	(765,160)
Series D Preferred Units, $0.515625/unit	—	—	—	(618,750)	—	—	—	—	(618,750)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(19,271)	—	(2,068,888)	(2,088,159)
Net loss	—	805,000	765,160	618,750	—	(155,211)	—	(15,365,904)	(13,332,205)
Balances at March 31, 2020 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,629	$143,369	15,902,140	$(14,596,970)	$88,152,394

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net loss	$(7,575,624)	$(13,332,205)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,982,015	4,982,876
Amortization of deferred financing costs	260,135	141,391
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	—	(12,439)
Unrealized loss on hedging activities	(390,185)	1,585,632
ESOP and unit - based compensation	418,816	203,351
Changes in assets and liabilities:
Accounts receivable	(1,714,241)	564,141
Prepaid expenses, inventory and other assets	(585,106)	(1,943,351)
Deferred income taxes	—	5,412,084
Accounts payable and other accrued liabilities	4,093,143	4,823,067
Advance deposits	(545,564)	(715,029)
Accounts receivable - affiliate	208,828	(163,630)
Net cash (used in) provided by operating activities	(853,953)	1,539,718
Cash flows from investing activities:
Improvements and additions to hotel properties	(972,958)	(1,796,662)
ESOP loan payments received	66,231	59,685
Proceeds from involuntary conversion	—	12,439
Net cash used in investing activities	(906,727)	(1,724,538)
Cash flows from financing activities:
Payments on mortgage loans	(530,497)	(1,370,018)
Payments of deferred financing costs	(28,495)	(84,500)
Distributions on general and limited partnership interests	—	(2,080,068)
Distributions on preferred partnership interests	—	(2,188,910)
Net cash used in financing activities	(558,992)	(5,723,496)
Net decrease in cash, cash equivalents and restricted cash	(2,319,672)	(5,908,316)
Cash, cash equivalents and restricted cash at the beginning of the period	35,300,546	27,984,236
Cash, cash equivalents and restricted cash at the end of the period	$32,980,874	$22,075,920
Supplemental disclosures:
Cash paid during the period for interest	$2,812,214	$3,681,239
Cash paid (received) during the period for income taxes	$-	$3,845
Non-cash investing and financing activities:
Deficiency of fair value of interest rate swap to cost
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$320,004	$518,733

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at March 31, 2021 was approximately 92.8% owned by the Company, through its subsidiaries leases the hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership.  As of March 31, 2021, the MHI TRS Entities engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we”, “us”, “our” and “Sotherly” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

COVID-19, Management’s Plans and Liquidity

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. Following the government mandates and health official recommendations, we significantly reduced operations at all our hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses. All of our hotels other than the rental programs at our condominium hotels, which were temporarily closed during April and May of 2020, remained open on a limited basis in order to serve the needs of the community. We believe that maintaining limited operations allows us to increase capacity at individual hotels as demand returns and the Centers for Disease Control (“CDC”) and state guidelines allow for an easing and eventual elimination of travel and other business restrictions, provided we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.  Our hotels are gradually re-introducing guest amenities relative to the return of business while focusing on profit generators and margin control.

COVID-19 has had a significant negative impact on our operations and financial results both during the first quarter and the period following, including a substantial decline in our revenues, profitability and cash flows from operations compared to similar pre-pandemic periods.  While the duration and full extent of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and business travel approaches pre-pandemic levels. At a minimum, the Company expects the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through 2021.

In response to those negative impacts, we immediately took a number of actions to reduce costs and preserve liquidity.  The Company’s board of directors suspended quarterly cash dividends on shares of the Company’s common stock and deferred payment of dividends on its 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”). We immediately suspended most planned capital expenditure projects, and reduced the compensation of our executive officers, board of directors and employees.  Working closely with our hotel managers, we significantly curtailed our hotels’ operating expenses.  We also sought and obtained forbearance and loan modification agreements with lenders under the mortgages for all our hotel properties.

As of March 31, 2021, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through September 30, 2021; and (ii) the lender on The Whitehall mortgage through June 30, 2022.   See the discussion of forbearance, modifications, and waivers in Note 4.

As of March 31, 2021, we failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace,  which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the revenue generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  Provided we continue to meet certain terms and conditions, the lender has waived the “cash trap” with respect to the DoubleTree Resort by Hilton Hollywood Beach and we are in negotiations with the lender on the DoubleTree by Hilton Jacksonville Riverfront for a waiver of the “cash trap”.  Additionally, in order to receive forbearance from the lenders on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps”, which will continue until the properties meet the criteria in the forbearance agreements for exiting the “cash traps”.

As of March 31, 2021, the Company had approximately $21.1 million in unrestricted cash and approximately $11.9 million in restricted cash.  In addition, we have the option to obtain $10.0 million in additional proceeds from the sale of additional Secured Notes to the Investors described below.

On April 30, 2021, we entered into a loan modification and reinstatement agreement with the mortgage lender for the DoubleTree Resort by Hilton Hollywood Beach pursuant to which we agreed with the lender to amend and reinstate the promissory note and loan agreement on revised terms.  Under the amended loan agreement and promissory note the Company paid to the lender contemporaneously with the closing of the amendment and reinstatement an aggregate amount of approximately $4 million made up of (i) tax and insurance reserves required to be funded in certain reserve accounts in the aggregate amount of approximately $2.5 million; (ii) a lump sum payment of approximately $1.3 million in respect of amounts owed by us relating to payments for the period from January through March 2021; (iii) certain FF&E reserve amounts required to be deposited with the lender; and (iv) certain other fees and expenses.  In addition, we agreed to (a) begin regular monthly payments on May 1, 2021; (b) pay the aggregate amount owed by the Company relating to deferred monthly payments for the period from April through December 2020 in 24 equal monthly installments of $119,591.36 beginning on January 1, 2021 and continuing through December 2022; and (c) certain other amended terms, including to restrict the borrower under the promissory note from making any distributions until all such deferred payments have been made. In consideration for the payments made at closing and the other amended terms the loan agreement, promissory note and other loan documents thereunder were amended and reinstated in accordance with their respective terms and conditions and the lender agreed to certain accommodations, including the waiver of the cash sweep period trigger for a period of time and to forbear in collection of default interest and late payment charges accrued and unpaid under the loan agreement and promissory note, provided that in the event of a future default those amounts will become due immediately and the waivers will no longer be effective.  See “Note 13 – Subsequent Events” for additional information.

The duration and extent of the reduction in hotel demand caused by the pandemic and the return to normalized operations creates corresponding uncertainty regarding our future cash flows.  Accordingly, the Company is unable to accurately forecast its cash flows and available liquidity to meet its obligations for operating expenses, planned capital expenditures and scheduled payments of principal and interest – including scheduled repayments of deferred principal and interest.  Uncertainty in the timing and extent of the return to normalized operations may also result in non-compliance with financial covenants for which the Company has not already received a waiver over the next four to six quarters.  U.S. generally accepted accounting principles (“U.S. GAAP”) requires that, when preparing financial statements for each annual and interim reporting period, management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Due to the uncertainties described above related to future cash flows and resulting compliance with the financial covenants under our mortgage loans, the Company determined that there is substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the three months ended March 31, 2021.  The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. The Company also projects cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.  The Company determined that there were no impairments as of March 31, 2021.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2021 and December 31, 2020 were $339,001 and $353,872, respectively. Amortization expense for the three-month periods ended March 31, 2021 and 2020, totaled $14,871 and $14,880, respectively.

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

As of March 31, 2021, we had right of use assets of approximately $8.2 million, net and lease obligations of approximately $6.5 million.  The right-of-use assets are included in investments in hotel properties, net and in prepaid expenses, inventory and other assets and the lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of March 31, 2021 and December 31, 2020, respectively):

	Level 1	Level 2	Level 3
December 31, 2020
Interest Rate Caps (1)	$—	$208	$—
Interest Rate Swap (2)	$—	$(3,038,967)	$—
Mortgage loans (3)	$—	$(364,112,622)	$—
March 31, 2021
Interest Rate Cap (1)	$—	$300	$—
Interest Rate Swap (2)	$—	$(2,646,962)	$—
Mortgage loans (3)	$—	$(362,668,529)	$—

(1)	Interest rate cap, which cap the 1-month LIBOR rate at 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.4 million, for the three months ended March 31, 2021 and 2020, respectively.

A schedule of minimum future lease payments receivable for the remaining nine and twelve-month periods is as follows:

For the nine months ending December 31, 2021	$842,900
December 31, 2022	1,039,282
December 31, 2023	1,042,517
December 31, 2024	1,050,255
December 31, 2025	1,058,563
December 31, 2026 and thereafter	7,133,042
Total	$12,166,559

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  As of March 31, 2021, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required.  As of March 31, 2021 and December 31, 2020, deferred tax assets each totaled $0, respectively.

As of March 31, 2021 and December 31, 2020, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2016 through 2019. In addition, as of March 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2019.

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

As of March 31, 2021, under the 2013 Plan, the Company has made cumulative stock awards totaling 517,464 shares, including 327,381 unrestricted shares and 190,083 restricted shares issued to certain executives and employees and to its independent directors.  All awards have vested except for: 133,115 shares issued to employees, which will vest over the next nine years and 56,968 shares issued to the Company’s independent directors, which will vest by December 31, 2021.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of March 31, 2021, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended March 31, 2021 and 2020 was $462,961 and $126,870, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the three months ended March 31, 2021 and 2020, the ESOP compensation cost was $22,086 and $56,516, respectively.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were $320,766 and $500,296 for the three months ended March 31, 2021 and 2020, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During each of the three-month periods ending March 31, 2021 and 2020, we recognized $0 and $12,439, respectively, in gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

New Accounting Pronouncements – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform.  The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023.  The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract.  In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment.  As of March 31, 2021, we have not entered into any contract modification as it directly relates to reference rate reform, but we anticipate having to undertake such modifications in the future.  The Company anticipates having to undertake more modifications in the future.  While the Company anticipates the impact of this update may be to its benefit, the Company is still evaluating the overall impact.

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020

Land and land improvements	$66,088,705	$66,088,705
Buildings and improvements	442,662,629	442,063,950
Right of use assets	6,044,973	5,995,438
Furniture, fixtures and equipment	55,851,072	55,796,797
	570,647,379	569,944,891
Less: accumulated depreciation and impairment	(146,966,521)	(142,120,306)
Investment in Hotel Properties, Net	$423,680,858	$427,824,585

Our review of possible impairment as of March 31, 2021 and December 31, 2020, resulted in no impairment on our investment in hotel properties, respectively.

4. Debt

Mortgage Loans, Net. As of March 31, 2021 and December 31, 2020, we had approximately $356.5 million and approximately $357.5 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	March 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2021	2020	Penalties	Date	Provisions	Rate
The DeSoto (1)	$32,820,733	$32,820,733	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	33,501,600	33,655,483	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,654,754	8,654,754	Yes	8/5/2021	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,069,612	41,804,700	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	55,878,089	55,878,089	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	42,268,756	42,507,512	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	17,946,480	17,946,480	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	33,259,067	33,259,067	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,990,136	48,990,136	Yes	9/18/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,037,086	11,037,086	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,697,831	14,697,830	Yes	2/26/2023	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$358,424,144	$359,551,870
Deferred financing costs, net	(1,998,280)	(2,122,822)
Unamortized premium on loan	110,759	116,929
Total Mortgage Loans, Net	$356,536,623	$357,545,977

(1)

The note amortizes on a 25-year schedule after an initial 1 year interest only period (which expired in August 2017) and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(2)	The note is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(3)	Prepayment can be made on this note without penalty.
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

(6)	With limited exception, the note may not be prepaid prior to June 2025.
(7)	With limited exception, the note may not be prepaid prior to February 2025.
(8)

The note bears a floating interest rate of 1-month LIBOR plus 3.75% subject to a floor rate of 3.75%; with monthly principal payments of $26,812; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions.

(9)	The note amortizes on a 25-year schedule after an initial 1 year interest only period and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.
(10)	Following a 5-year lockout, the note can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.
(11)	The note bears a fixed interest rate of 4.27% for the first 5 years of the loan, with an option for the lender to reset the interest rate after 5 years.
(12)

The note bears a floating interest rate of New York Prime Rate plus 1.25% and is subject to prepayment penalty of 2.0% if prepaid after April 12, 2021 and 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022.

Mortgage Forbearance Agreements

Since the onset of the COVID-19 pandemic, we have completed mortgage forbearance agreements and/or loan modification agreements for eleven of our twelve mortgage loans secured by our hotels.  The terms of the amendments varied by lender, and included items such as the deferral of monthly interest and/or principal payments for three to twelve months, temporary elimination of requirements to make contributions to the furniture, fixtures and equipment replacement reserve, the ability to temporarily utilize furniture, fixtures and equipment replacement reserve funds for operating expenses or to fund principal and interest and required deposits to real estate tax escrows, subject to certain restrictions and conditions, including requirements to replenish such funds used; waivers for existing quarterly financial covenants for one to six quarters; and adjustments to some covenant calculations following the waiver period.  Below is a summary of those agreements for each hotel.

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

DoubleTree by Hilton Laurel

The lender has agreed to the following: (a) deferral of scheduled payments of principal and interest due from April 5, 2020 to September 5, 2020; (b) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; (c) any deferred principal is due and payable at maturity; and (d) deferral of principal payments through March 5, 2021.  The maturity date under the loan modification remains unchanged.

DoubleTree by Hilton Philadelphia Airport

The lender has agreed to the following: (a) deferral of scheduled principal through June 1, 2021; (b) payment of regular principal and interest on June 2, 2021; (c) remaining deferred interest is to be paid in 12 equal installments beginning June 2, 2021; and (d) deferred principal is due and payable at maturity.  The maturity date was extended by 3 months, or until October 31, 2023.

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

DoubleTree Resort by Hilton Hollywood Beach

Subsequent to the quarter end, on April 30, 2021, we entered into a loan modification and reinstatement agreement with the mortgage lender for the DoubleTree Resort by Hilton Hollywood Beach pursuant to which we agreed with the lender to amend and reinstate the promissory note and loan agreement on revised terms.  Under the amended loan agreement and promissory note the Company (i) paid to the lender contemporaneously with the closing of the amendment and reinstatement an aggregate amount of approximately $4 million made up of (i) tax and insurance reserves required to be funded in certain reserve accounts in the aggregate amount of approximately $2.5 million; (ii) a lump sum payment of approximately $1.3 million in respect of amounts owed by us relating to payments for the period from January through March 2021; (iii) certain FF&E reserve amounts required to be deposited with the lender; and (iv) certain other fees and expenses.  In addition, we agreed to (a) begin regular monthly payments on May 1, 2021; (b) pay the aggregate amount owed by the Company relating to deferred monthly payments for the period from April through December 2020 in 24 equal monthly installments of $119,591.36 beginning on January 1, 2021 and continuing through December 2022; and (c) certain other amended terms, including to restrict the borrower under the promissory note from making any distributions until all such deferred payments have been made. In consideration for the payments made at closing and the other amended terms the loan agreement, promissory note and other loan documents thereunder were amended and reinstated in accordance with their respective terms and conditions and the lender agreed to certain accommodations, including the waiver of the cash sweep period trigger for a period of time and to forbear in collection of default interest and late payment charges accrued and unpaid under the loan agreement and promissory note, provided that in the event of a future default those amounts will become due immediately and the waivers will no longer be effective.

Georgian Terrace

On October 8, 2020, the lender agreed to the release of approximately $1.1 million from the FF&E reserve to fund up to 50% of shortfall between gross revenues and scheduled payments of debt service, deposits to the real estate tax escrow and operating expenses for the period April through August 2020.  The FF&E reserve must be replenished no later than December 31, 2021.

Hotel Alba Tampa

The lender agreed to the deferral of scheduled payments of principal due from April 1, 2020 to June 1, 2021.

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

The Whitehall

The lender has agreed to the following: (a) deferral of scheduled payments of principal due from April 1, 2020 to July 13, 2021; (b) deferral of scheduled payments of interest from April 1, 2020 to October 12, 2020; (c) deferred payments will be added to the principal balance of the loan and subsequent payments will be calculated based on the remainder of the amortization period; (d) on July 14, 2021 principal and interest payments will resume based upon the original amortization; (e) the interest rate is changed from LIBOR plus 3.50% to New York Prime Rate plus 1.25%; (f) a loan modification fee of $25,000; and (g) the prepayment penalty is changed to: (i) 2.0% if prepaid after April 12, 2021 but on or before April 12, 2022; (ii) 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022; and (iii) no prepayment fee if prepaid after November 26, 2022.  The maturity date under the loan modification remains unchanged.

As of March 31, 2021, we had failed to make twelve consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default.  On April 30, 2021, we entered into a loan modification agreement curing the above mentioned Event of Default.  See the disclosure above related to the forbearance agreement for the DoubleTree Resort by Hilton Hollywood Beach and “Note 13 – Subsequent Events” for additional information.

As of March 31, 2021, we failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Philadelphia Airport and The Whitehall.  We have received waivers of the financial covenants from the lender on the DoubleTree by Hilton Philadelphia Airport through September 30, 2021 and from the lender on The Whitehall mortgage through June 30, 2022.  As of March 31, 2021, we were in compliance with the modified financial covenant under the mortgage secured by the Hotel Alba, provided that we maintain the cash collateral on deposit with the lender. Cash collateral on deposit with the Hotel Alba lender, is included in restricted cash on our consolidated balance sheets and was approximately $1.9 million as of March 31, 2021, subject to certain withdrawal privileges.

As of March 31, 2021, we failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace,  which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the revenue generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  Provided we continue to meet certain terms and conditions, the lender has waived the “cash trap” with respect to the DoubleTree Resort by Hilton Hollywood Beach and we are in negotiations with the lender on the DoubleTree by Hilton Jacksonville Riverfront for a waiver of the “cash trap” as well.  Additionally, in order to receive forbearance from the lenders on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” which will continue until the properties meet the criteria in the forbearance agreements for exiting the “cash traps”.

Total future mortgage debt maturities for the remaining nine and twelve-month periods, without respect to any extension of loan maturity or loan modification after March 31, 2021, were as follows:

For the nine months ending December 31, 2021	13,511,647
December 31, 2022	42,087,366
December 31, 2023	60,575,964
December 31, 2024	37,218,158
December 31, 2025	93,250,734
December 31, 2026 and thereafter	111,780,275
Total future maturities	$358,424,144

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

Note Purchase Agreement

On December 31, 2020, the Operating Partnership and the Company entered into the Note Purchase Agreement with KW and MIG, pursuant to which: (i) we agreed to issue and sell, and the Investors agreed to purchase, the Secured Notes with an aggregate face amount of US $20 million and on the terms described below; (ii) KW and MIG granted us an option, subject to certain conditions and exercisable by us on or before the first anniversary of the first closing date, pursuant to which we may issue and sell a second note to each of the Investors with an aggregate face amount of $10.0 million on substantially the same terms as the initial Secured Notes; (iii) the Company agreed to fully and unconditionally guaranty the obligations of the Operating Partnership; (iv) we entered into the Pledge Agreement and Board Observer Agreement; (v) we agreed to provide certain representations and warranties to the Investors; and (vi) we agreed to use the net proceeds to support the continued operation of the business conducted by the Operating Partnership.  We were required to pay a 1% origination fee on the amount of the initial Secured Notes in connection with the first closing and a 1% commitment fee on the committed amount of the Second Secured Notes.

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

5. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the third of five optional five-year renewal periods expiring October 31, 2021. Rent expense for this operating lease for the three months ended March 31, 2021and 2020, totaled $20,983 and $18,246, respectively.

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

We lease land adjacent to the Hotel Alba for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  We signed a new agreement in April 2019, which commenced in July 2019, goes for five years and can be renewed for an additional five years.    The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years.  Rent expense for each of the three months ended March 31, 2021 and 2020, totaled $641 and $608, respectively.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020.  The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent.  The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.  Rent expense for the three-month periods ended March 31, 2021 and 2020 totaled $55,902 and $55,761, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each.  Rent expense for the three months ended March 31, 2021 and 2020, was $42,507 and $96,575, respectively.

We lease parking garage and poolside cabanas associated with the Hyde Beach House.  The parking and cabana lease requires us to make rental payments of $270,100 per year in base and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each.  Rent expense for the three months ended March 31, 2021 and 2020, was $67,750 and $133,750, respectively.

We also lease certain storage facilities, furniture and equipment under agreements expiring between October 2021 and June 2025.

A schedule of minimum future lease payments for the following nine and twelve-month periods is as follows:

For the nine months ending December 31, 2021	$454,803
December 31, 2022	683,693
December 31, 2023	671,883
December 31, 2024	663,585
December 31, 2025	668,651
December 31, 2026 and thereafter	14,758,987
Total	$17,901,602

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of March 31, 2021, our twelve wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8).  The management agreements expire on March 31, 2025 and may be extended for up to two additional periods of five years each, subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of March 31, 2021, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between November 2021 and March 2038.   Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

6. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	March 31, 2021	December 31, 2020	Per Share
Series B Preferred Stock	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,554,610	1,554,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,200,000	1,200,000	$0.515625

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

On March 17, 2020, the Company announced that it was deferring payment of Sotherly’s previously announced declared distributions for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020.  No distributions have been declared for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2021.

The total declared and undeclared, but unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through March 31, 2021 is $4,025,000, $3,825,802 and $3,093,750, respectively.  Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared.  As of March 31, 2021, the undeclared cumulative preferred dividends were approximately $8.8 million and the declared unpaid preferred dividends were approximately $2.2 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	March 31, 2021	December 31, 2020	Per Unit
Series B Preferred Units	8.000%	$25.00	1,610,000	1,610,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,554,610	1,554,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,200,000	1,200,000	$0.515625

The Company pays cumulative cash distributions on the preferred units at rates in the above table per annum of the $25.00 liquidation preference per unit.  The Company, which is the holder of the Operating Partnership’s preferred units is entitled to receive distributions when authorized by the Operating Partnership’s general partner out of assets legally available for the payment of distributions.  The preferred units are not redeemable by the holder, have no maturity date and are not convertible into any other security of the Operating Partnership or its affiliates.  As previously announced, the record dates for the dividends on the Operating Partnership’s Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units that were to be paid April 15, 2020 to unitholders of record as of March 31, 2020 have each been declared and the record date and the payment of dividends on all classes of the Operating Partnership’s preferred units has been deferred.

The total declared and undeclared, but unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units through March 31, 2021 is $4,025,000, $3,825,802 and $3,093,750, respectively.  Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared.  As of March 31, 2021, the undeclared cumulative preferred dividends were approximately $8.8 million and the declared unpaid preferred dividends were approximately $2.2 million.

7. Common Stock and Units

Common Stock – As of March 31, 2021, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

The following is a schedule of issuances, since January 1, 2020, of the Company’s common stock and related units of the Operating Partnership:

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

On December 1, 2020, one holder of units in the Operating Partnership redeemed 15,000 units for an equivalent number of shares in the Company’s common stock.

On December 17, 2020, the Company was issued 127,583 units in the Operating Partnership and awarded shares of restricted stock to its independent directors and employees.

On February 4, 2021, one holder of units in the Operating Partnership redeemed 100 units for an equivalent number of shares in the Company’s common stock.

On February 4, 2021, the Company was issued 136,281 units in the Operating Partnership and awarded shares of unrestricted stock to its employees.

On February 4, 2021, the Company was issued 15,000 units in the Operating Partnership and awarded shares of restricted stock to its independent directors.

As of March 31, 2021 and December 31, 2020, the Company had 15,175,231 and 15,023,850 shares of common stock outstanding, respectively.

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

Since January 1, 2020, there have been no issuances or redemptions, of units in the Operating Partnership other than the issuances of units in the Operating Partnership to the Company described above.

As of March 31, 2021 and December 31, 2020, the total number of Operating Partnership units outstanding was 16,341,632 and 16,190,351, respectively.

As of March 31, 2021 and December 31, 2020, the total number of outstanding Operating Partnership units not owned by the Company was 1,166,401 and 1,166,501, respectively, with a fair market value of approximately $4.1 million and $2.9 million, respectively, based on the price per share of the common stock on such respective dates.

As of March 31, 2021, there were unpaid common dividends and distributions to holders of record as of March 13, 2020 in the amount of $2,088,161.

8. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our twelve wholly owned hotels, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  Our Town is a majority-owned subsidiary of Newport Hospitality Group, Inc. (“Newport”).  As of March 31, 2021, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 19.5% and 2.5%, respectively, of the total outstanding ownership interests in Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town and have certain governance rights. The following is a summary of the transactions with Our Town:

Accounts Receivable – At March 31, 2021 and 2020, we were due approximately $0.7 million and $0.8 million, respectively, from Our Town.

Management Agreements – On September 6, 2019, we entered into a master agreement with Newport and Our Town related to the management of ten of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement (as amended, the “OTH Master Agreement”), as well as a series of individual hotel management agreements for the management of ten of our hotels.  On April 1, 2020, we engaged Our Town to manage one additional wholly-owned hotel and two condominium resort rental programs.  On November 15, 2020, Our Town became the manager of our Hyatt Centric Arlington hotel.  The hotel management agreements for each of our 12 wholly-owned hotels and the two rental programs are referred to as, individually an “OTH Hotel Management Agreement” and, together the “OTH Hotel Management Agreements”.

We agreed to provide Our Town with initial working capital of up to $1.0 million as an advance on the management fees that we will owe to Our Town under the OTH Hotel Management Agreements.  The advanced funds were to be offset against future management fees otherwise payable to Our Town by means of a 25% reduction in such fees each month during 2020.  Any management fee advances not recouped in such fashion were to be deemed satisfied at the end of 2020.  With the onset of the COVID-19 pandemic, unreimbursed management fees totaled approximately $0.5 million.  The Company expects to recoup the remaining unreimbursed advance.

As of March 31, 2021, and December 31, 2020, Sotherly had advanced approximately $0.6 million and $0.6 million, respectively, to Our Town as initial working capital.  In addition, the OTH Master Agreement provides for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2025 but shall be extended beyond 2025 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation.  Incentive management fees earned for the three-month period ending March 31, 2021 and 2020, were $250,166 and $0, respectively.

Base management and administrative fees earned by Our Town for our properties was approximately $0.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5 year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property.  Lease payments due to the Company were $151,800 and $40,295 as of March 31, 2021 and 2020, respectively.

Credit Agreement – On December 13, 2019, we entered into a credit agreement with Our Town effective January 1, 2020, pursuant to which Sotherly agreed to provide Our Town with a working capital line of credit.  The agreement, as amended, allows Our Town to borrow up to $850,000.  Our Town was allowed to draw against the line of credit from time to time prior to January 1, 2021 when the facility became payable in full.  Interest accrues on the outstanding balance at 3.5% per annum and is payable quarterly in arrears.  In the event of a default under the credit agreement, we have the right to offset any outstanding unpaid balance against amounts we owe to Our Town under the OTH Hotel Management Agreements.  We are currently negotiating an extension to the credit agreement.  As of March 31, 2021 and 2020, the outstanding credit balance under the credit agreement was each approximately $0.6 million, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town that work exclusively for our properties and elect to participate in Our Town’s self-insured plan.  Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.7 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively.

Loan Receivable – Affiliate. As of March 31, 2021 and December 31, 2020, approximately $3.7 million and $3.7 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chairman, as Corporate Counsel and Compliance Officer and Robert E. Kirkland IV, her husband, as our General Counsel.  We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation, including salary and benefits, for the three months ended March 31, 2021 and 2020 totaled $105,869 and $121,956, respectively.

9. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution to consist of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. We ceased making matching employer contributions effective May 16, 2020.  Contributions to the plan totaled $0 and $32,853 for the three months ended March 31, 2021 and 2020, respectively.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of March 31, 2021, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market at a cost of approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 178,251 shares with a fair value of $620,313 remained allocated or committed to be released from the suspense account as of March 31, 2021.  We recognized as compensation cost $22,086 and $56,516 during the three months ended March 31, 2021 and 2020, respectively.  The remaining 501,237 unallocated shares have an approximate fair value of $1,744,305, as of March 31, 2021.  As of March 31, 2021, the ESOP held a total of 170,419 allocated shares, 7,832 committed-to-be-released shares and 501,237 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	March 31, 2021		December 31, 2020
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	170,419	$593,058	170,419	$426,048
Committed to be released shares	7,832	27,255	-	-
Total Allocated and Committed-to-be-Released	178,251	$620,313	170,419	$426,048

Unallocated shares	501,237	1,744,305	509,069	1,272,672

Total ESOP Shares	679,488	$2,364,618	679,488	$1,698,720

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Sales and marketing	$2,133,804	$3,785,132
General and administrative	2,094,376	3,934,015
Repairs and maintenance	1,407,678	1,866,682
Utilities	1,137,216	1,415,402
Property taxes	1,795,129	1,809,357
Management fees, including incentive	877,763	870,990
Franchise fees	583,422	985,025
Insurance	822,072	790,495
Information and telecommunications	626,135	588,557
Other	111,482	136,186
Total indirect hotel operating expenses	$11,589,077	$16,181,841

11. Income Taxes

The components of the income tax (benefit) provision for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	2,609	41,950
	2,609	41,950
Deferred:
Federal	(1,609,051)	(1,396,079)
State	(320,081)	(233,328)
Subtotals	(1,929,132)	(1,629,407)
Change in deferred tax valuation allowance	1,929,132	7,041,491
	-	5,412,084
	$2,609	$5,454,034

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Statutory federal income tax provision	$(1,590,047)	$(1,653,922)
Effect of non-taxable REIT loss	1,910,128	7,299,334
State income tax provision	(317,472)	(191,378)
	$2,609	$5,454,034

12. Loss Per Share and Per Unit

Loss per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of loss would also be added back to net loss. The shares of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control, and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation since there would be an antidilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss attributable to common stockholder for basic computation. There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit.  The computation of basic and diluted net loss per share is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Numerator
Net loss attributable to common stockholders for basic computation	$(9,064,995)	$(14,323,699)
Denominator
Weighted average number of common shares outstanding	15,118,044	14,813,533
Weighted average number of Unearned ESOP Shares	(502,324)	(567,317)
Total weighted average number of common shares outstanding for basic computation	14,615,720	14,246,216
Basic net loss per share	$(0.62)	$(1.01)

Income Per Unit – The computation of basic and diluted net loss per unit is presented below.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Numerator
Net loss attributable to general and limited partnership unitholders for basic computation	$(9,764,534)	$(15,521,115)
Denominator
Weighted average number of general and limited partnership units outstanding	16,284,481	16,052,721
Basic net loss per general and limited partnership unit	$(0.60)	$(0.97)

13. Subsequent Events

On April 23, 2021, we entered into a fifth amendment to loan and security agreement with the mortgage lender for the DoubleTree by Hilton Philadelphia Airport whereby the lender agreed to the following: (a) deferral of scheduled principal through June 1, 2021; (b) payment of regular principal and interest on June 2, 2021; (c) remaining deferred interest is to be paid in 12 equal installments beginning June 2, 2021; and (d) deferred principal is due and payable at maturity.  The maturity date was extended by 3 months, or until October 31, 2023.

On April 26, 2021, the Board authorized the deferral of payment of the quarterly distribution for the period ending June 30, 2021 for each of the Company’s Series B, Series C, and Series D Preferred Stock (and Preferred Units).

On April 30, 2021, we entered into a loan modification and reinstatement agreement with the mortgage lender for the DoubleTree Resort by Hilton Hollywood Beach pursuant to which we agreed with the lender to amend and reinstate the promissory note and loan agreement on revised terms.  Under the amended loan agreement and promissory note the Company (i) paid to the lender contemporaneously with the closing of the amendment and reinstatement an aggregate amount of approximately $4 million made up of (i) tax and insurance reserves required to be funded in certain reserve accounts in the aggregate amount of approximately $2.5 million; (ii) a lump sum payment of approximately $1.3 million in respect of amounts owed by us relating to payments for the period from January through March 2021; (iii) certain FF&E reserve amounts required to be deposited with the lender; and (iv) certain other fees and expenses.  In addition, we agreed to (a) begin regular monthly payments on May 1, 2021; (b) pay the aggregate amount owed by the Company relating to deferred monthly payments for the period from April through December 2020 in 24 equal monthly installments of $119,591.36 beginning on January 1, 2021 and continuing through December 2022; and (c) certain other amended terms, including to restrict the borrower under the promissory note from making any distributions until all such deferred payments have been made. In consideration for the payments made at closing and the other amended terms the loan agreement, promissory note and other loan documents thereunder were amended and reinstated in accordance with their respective terms and conditions and the lender agreed to certain accommodations, including the waiver of the cash sweep period trigger for a period of time and to forbear in collection of default interest and late payment charges accrued and unpaid under the loan agreement and promissory note, provided that in the event of a future default those amounts will become due immediately and the waivers will no longer be effective.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the potential increased adverse effect of COVID-19 on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets. The significance, extent and duration of the impacts caused by the COVID-19 outbreak on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions mandated and taken to contain the pandemic or mitigate its impact, the Company’s ability to negotiate forbearance and/or modifications agreements with its lenders on acceptable terms, or at all, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Such additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the widespread outbreak of COVID-19 or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. Additional factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Sheraton and Hyatt Centric, as well as independent hotels.  We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels.   As of March 31, 2021, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	119	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	134	(2)	Hollywood, FL	September 26, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,409

(1)	Operated as an independent hotel.
(2)

Reflects only those condominium units that were participating in the rental program as of March 31, 2021.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 92.8% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our MHI TRS Entities, which are indirect wholly-owned subsidiaries of the Operating Partnership.  Our MHI TRS Entities then engage eligible independent hotel management companies to operate the hotels under a management agreement.  Our MHI TRS Entities have engaged Our Town to manage our hotels.  Our MHI TRS Entities, and their parent, MHI Hospitality TRS Holding, Inc., are consolidated into each of our financial statements for accounting purposes.  The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

Effects of COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. Following the government mandates and health official recommendations, we significantly reduced operations at all our hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses.  All of our hotels have remained open on a limited basis in order to serve the needs of the community – with the exception of the rental programs at our condominium hotels, which were temporarily closed for April and May of 2020. We believe that maintaining limited operations allows us to increase capacity at individual hotels as demand returns and the CDC and state guidelines allow for an easing and eventual elimination of travel and other business restrictions, provided we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities. Our hotels are gradually re-introducing guest amenities relative to the return of business while focusing on profit generators and margin control.

COVID-19 has had a significant negative impact on our operations and financial results both during the second quarter of 2020 and in the period following, including a substantial decline in our revenues, profitability and cash flows from operations compared to similar pre-pandemic periods.  While the duration and full extent of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and business travel approaches pre-pandemic levels. At a minimum, we expect the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through 2021. In response to the impact of COVID-19 on our operations, we have taken the following health and safety and cost-reduction measures at the property and corporate levels:

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
•

Entered into various forbearance and loan modification agreements regarding payments of principal and interest required under our loan agreements.  Refer to Note 1, Note 4 and Note 13 to the accompanying consolidated financial statements for more information on the forbearance agreements with our lenders and current negotiations.

•	Deferring payment of the dividends for our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock.
•

We have engaged in discussions with our lenders regarding relief from financial covenants for current and future periods – especially those where failure to satisfy those covenants is an “Event of Default”.

The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our access to capital and could increase our cost of capital.  We have sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties as described above. As of March 31, 2021, we failed to make twelve consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default.   In addition, we failed to meet the financial covenants under the mortgage agreement which triggered a “cash trap” requiring substantially all the profit generated by our hotel to be deposited directly into a lockbox account and swept into cash management accounts for the benefit of the lender.  On April 30, 2021, we entered into a loan modification agreement curing the above mentioned Event of Default.  See “Note 13 – Subsequent Events” for additional information.

As of March 31, 2021, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through September 30, 2021; and (ii) the lender on The Whitehall mortgage through June 30, 2022.  See the discussion of forbearance, modifications, and waivers in Note 4.

As of March 31, 2021, we failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace,  which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the revenue generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  Provided we continue to meet certain terms and conditions, the lender has waived the “cash trap” with respect to the DoubleTree Resort by Hilton Hollywood Beach and we are in negotiations with the lender on the DoubleTree by Hilton Jacksonville Riverfront for a waiver of the “cash trap”.  Additionally, in order to receive forbearance from the lenders on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” which will continue until the properties meet the criteria in the forbearance agreements for exiting the “cash traps”.

As of March 31, 2021, the Company had approximately $21.1 million in unrestricted cash and approximately $11.9 million in restricted cash.  In addition, we have the option to obtain $10.0 million in additional proceeds from the sale of additional Secured Notes to the Investors described below.

On April 30, 2021, we entered into a loan modification and reinstatement agreement with the mortgage lender for the DoubleTree Resort by Hilton Hollywood Beach pursuant to which we agreed with the lender to amend and reinstate the promissory note and loan agreement on revised terms.  Under the amended loan agreement and promissory note the Company paid to the lender contemporaneously with the closing of the amendment and reinstatement an aggregate amount of approximately $4 million made up of (i) tax and insurance reserves required to be funded in certain reserve accounts in the aggregate amount of approximately $2.5 million; (ii) a lump sum payment of approximately $1.3 million in respect of amounts owed by us relating to payments for the period from January through March 2021; (iii) certain FF&E reserve amounts required to be deposited with the lender; and (iv) certain other fees and expenses.  In addition, we agreed to (a) begin regular monthly payments on May 1, 2021; (b) pay the aggregate amount owed by the Company relating to deferred monthly payments for the period from April through December 2020 in 24 equal monthly installments of $119,591.36 beginning on January 1, 2021 and continuing through December 2022; and (c) certain other amended terms, including to restrict the borrower under the promissory note from making any distributions until all such deferred payments have been made. In consideration for the payments made at closing and the other amended terms the loan agreement, promissory note and other loan documents thereunder were amended and reinstated in accordance with their respective terms and conditions and the lender agreed to certain accommodations, including the waiver of the cash sweep period trigger for a period of time and to forbear in collection of default interest and late payment charges accrued and unpaid under the loan agreement and promissory note, provided that in the event of a future default those amounts will become due immediately and the waivers will no longer be effective.  See “Note 13 – Subsequent Events” for additional information.

The duration and extent of the reduction in hotel demand caused by the pandemic and the return to normalized operations creates corresponding uncertainty regarding our future cash flows.  Accordingly, the Company is unable to accurately forecast its cash flows and available liquidity to meet its obligations for operating expenses, planned capital expenditures and scheduled payments of principal and interest – including scheduled repayments of deferred principal and interest.  Uncertainty in the timing and extent of the return to normalized operations may also result in non-compliance with financial covenants for which the Company has not already received a waiver over the next four to six quarters.  U.S. generally accepted accounting principles (“U.S. GAAP”) requires, that when preparing financial statements for each annual and interim reporting period, management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Due to the uncertainties described above related to future cash flows and resulting compliance with the financial covenants under our mortgage loans, the Company determined that there is substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Secured Note Financing

On December 31, 2020, we closed a transaction with KW, as collateral agent and an investor, and MIG, as an investor, whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership with an option to require the Investors to purchase an additional $10.0 million in Secured Notes.  We entered into the following agreements: (i) a Note Purchase Agreement; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement; (iv) a Board Observer Agreement; and (v) other related ancillary agreements.  The Secured Notes mature in 3 years and will be payable on or before the maturity date at the rate of 1.47x the principal amount borrowed during the initial 3-year term, with a 1-year extension at Company’s option.  The Secured Notes also carry a 6.0% current interest rate, payable quarterly during the initial 3-year term.  Certain subsidiaries of the Operating Partnership entered into the Pledge Agreement with KW, pursuant to which we agreed to pledge and grant to KW a first priority security interest in the equity interests, including certain voting rights, of our affiliates that own The DeSoto hotel, Hotel Ballast Wilmington, and the DoubleTree by Hilton Philadelphia Airport hotel.  Upon an uncured monetary event of default under the Secured Notes, KW, as collateral agent, has a right to sell, lease or otherwise dispose of or realize upon the Pledged Collateral in order to satisfy any amounts outstanding under the Secured Notes.  Pursuant to the Board Observer Agreement, the Company granted KW the option and the right, while the Secured Notes remain outstanding, to appoint a single representative to attend meetings of the Company’s board of directors and its committees in a non-voting, observer capacity only.  We are prohibited from making any equity distributions as long as the Secured Notes are outstanding.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended March 31, 2021 and 2020, respectively, for the Company’s twelve wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms at the Hyde Resort & Residences or the Hyde Beach House Resort & Residences.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences during the three months ended March 31, 2021 and the corresponding periods in 2020.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Actual Portfolio Metrics
Occupancy %	41.1%	54.4%
ADR	$132.78	$158.44
RevPAR	$54.55	$86.16
Composite Portfolio Metrics
Occupancy %	41.8%	53.0%
ADR	$158.40	$168.63
RevPAR	$66.14	$89.35

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Revenue.  Total revenue for the three months ended March 31, 2021 decreased approximately $14.6 million, or 39.2%, to approximately $22.6 million compared to total revenue of approximately $37.2 million for the three months ended March 31, 2020. There was an aggregate increase in total revenue of approximately $3.3 million from our properties in Atlanta, Georgia, Arlington, Virginia, and the Hyde Beach House in Hollywood, Florida.  The remaining properties had an aggregate decrease of approximately $17.9 million in total revenue, for the three months ended March 31, 2021, which resulted from our hotel properties being affected by the COVID-19 pandemic and the resulting reduction in travel by group business, event holders and conferences, transient consumers, along with the reduction in the number of foreign travelers due to the closing of U.S. borders and closing of local businesses.

Room revenue decreased approximately $9.2 million, or 37.4%, to approximately $15.5 million for the three months ended March 31, 2021 compared to room revenue of approximately $24.7 million for the three months ended March 31, 2020.  The decrease in room revenue for the three months ended March 31, 2021 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy, with the exception of our Tampa, Florida property, which experienced an increase in room revenue of approximately a $0.03 resulting from Superbowl demand and increased leisure travel.

Food and beverage revenues decreased approximately $6.6 million, or 81.1%, to approximately $1.5 million for the three months ended March 31, 2021 compared to food and beverage revenues of approximately $8.1 million for the three months ended March 31, 2020.   The decrease in food and beverage revenues for the three months ended March 31, 2021 resulted from all of our properties being affected by the COVID-19 pandemic, the resulting reduction in hotel occupancy and cancellation of scheduled events.

Revenue from other operating departments increased approximately $1.3 million, or 29.6%, to approximately $5.6 million for the three months ended March 31, 2021 compared to revenue from other operating departments of approximately $4.3 million for the three months ended March 31, 2020.  The increase in other operating departments revenue for the three months ended March 31, 2021 resulted mainly from our hotel properties Savannah, Georgia, Philadelphia, Pennsylvania, Laurel, Maryland, Hollywood, Florida, Jeffersonville, Indiana, Atlanta, Georgia, Hyde Resort and Hyde Beach House in Florida and the hotel property in Arlington, Virginia, by approximately $1.4 million, which was offset by the remaining properties having a slight aggregate decrease in other operating departments revenue of approximately $0.01 million.  The increase at those properties was mainly from pent up demand with opening of some states and mainly from travel and leisure sectors.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, decreased approximately $13.7 million, or 42.7%, to approximately $18.4 million for the three months ended March 31, 2021, compared to total hotel operating expenses of approximately $32.1 million for the three months ended March 31, 2020.  The decrease in hotel operating expenses for the three months ended March 31, 2021 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy, with the exception of the Hyde Beach House Resort & Residences in Florida which experienced an increase in hotel operating expenses resulting from an increase in the number of units participating in our rental program.

Rooms expense for the three months ended March 31, 2021 decreased approximately $3.1 million, or 43.6%, to approximately $4.0 million compared to rooms expense for the three months ended March 31, 2020 of approximately $7.1 million.  The decrease in rooms expense for the three months ended March 31, 2021 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy.

Food and beverage expenses for the three months ended March 31, 2021 decreased approximately $5.7 million, or 86.2%, to approximately $0.9 million compared to food and beverage expenses of approximately $6.6 million for the three months ended March 31, 2020. The net decrease in food and beverage expenses for the three months ended March 31, 2021 resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy.

Expenses from other operating departments decreased approximately $0.4 million, or 14.6%, to approximately $1.9 million for the three months ended March 31, 2021 compared to expenses from other operating departments of approximately $2.3 million for the three months ended March 31, 2020.  The decrease in expenses from other operating departments for the three months ended March 31, 2021 resulted from most of our properties being affected by the COVID-19 pandemic and the resulting reduction in hotel occupancy. The exceptions were our properties in Philadelphia, Pennsylvania, Hollywood, Florida, Jeffersonville, Indiana and the  Hyde Beach House Resort & Residences, Florida with an aggregate increase in other operating departments expenses of approximately $0.4 million.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2021 decreased approximately $4.6 million, or 28.4%, to approximately $11.6 million compared to indirect expenses of approximately $16.2 million for the three months ended March 31, 2020.  The decrease in indirect expenses for the three months ended March 31, 2021 resulted from all properties, with the exception of the property in Arlington, Virginia, with an increase of approximately $0.8 million.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended March 31, 2021 decreased approximately $0.6 million, or 30.8%, to approximately $1.3 million compared to corporate general and administrative expenses of approximately $1.9 million for the three months ended March 31, 2020.  The decrease in corporate general and administrative expenses was mainly due to decreased salaries, legal, audit, travel and professional fees by approximately $0.6 million.

Interest Expense.  Interest expense for the three months ended March 31, 2021 increased approximately $1.3 million, or 29.8%, to approximately $5.9 million, as compared to interest expense of approximately $4.6 million for the three months ended March 31, 2020.  The increase in interest expense for the three months ended March 31, 2021, was substantially related to the Secured Loan and the Arlington Mortgage loan, which accounted for an increase of approximately $1.4 million compared to the three-month period ending March 31, 2020.

Interest Income.  Interest income for the three months ended March 31, 2021 decreased by $21,766, or 36.1%, to $38,599 compared to interest income of $60,365 for the three months ended March 31, 2020.   The decrease is due to lower amounts of interest-bearing cash and cash equivalents held during the three-month period ending March 31, 2021 compared to the three-month period ending March 31, 2020.

Unrealized Gain (Loss) on Hedging Activities.  As of March 31, 2021, the fair market value of our interest rate cap is $300, and the fair market value of our interest rate swap liability is approximately $2.6 million.  The unrealized gain on hedging activities during the three months ended March 31, 2021, was approximately $0.4 million and during the three months ended March 31, 2020, the unrealized loss on hedging activities was approximately $1.6 million.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the three months ended March 31, 2021 decreased to $0 compared to a $12,439 gain on involuntary conversion of assets for the three months ended March 31, 2020.

Income Taxes.  We had an income tax provision of $2,609 for the three months ended March 31, 2021 compared to an income tax provision of approximately $5.5 million for the three months ended March 31, 2020.  Our MHI TRS Entities realized operating losses for each of the three months ended March 31, 2021 and 2020.  During the first quarter of 2020, we reduced our deferred tax assets through the establishment of a 100% valuation allowance of approximately $5.4 million, during the three-month period ending March 31, 2021, we increased the valuation allowance by approximately $1.9 million to approximately $16.6 million, as of March 31, 2021.

Net Loss.  We realized a net loss for the three months ended March 31, 2021 of approximately $7.6 million compared to a net loss of approximately $13.3 million for the three months ended March 31, 2020, because of the operating results discussed above.

Non-GAAP Financial Measures

We consider FFO Available to Common Stockholders and Unitholders, Adjusted FFO Available to Common Stockholders and Unitholders, EBITDA and Hotel EBITDA, all of which are non-GAAP financial measures, to be key supplemental measures of our performance and could be considered along with, not alternatives to, net income (loss) as a measure of our performance.  These measures do not represent cash generated from operating activities determined by U.S. GAAP or amounts available for our discretionary use and should not be considered alternative measures of net income, cash flows from operations or any other operating performance measure prescribed by U.S. GAAP.

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

We further adjust FFO Available to Common Stockholders and Unitholders for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, management contract termination costs, and change in control gains or losses. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of Adjusted FFO Available to Common Stockholders and Unitholders may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss attributable to common stockholders	$(9,064,995)	$(14,323,699)
Add: Net loss attributable to noncontrolling interest	(699,539)	(1,197,416)
Depreciation and amortization - real estate	4,964,515	4,967,449
Gain on involuntary conversion of assets	—	(12,439)
FFO attributable to common stockholders and unitholders	$(4,800,019)	$(10,566,105)
Decrease in deferred income taxes	—	5,412,084
Amortization	17,500	15,427
Contract termination fee refund	—	(72,960)
Unrealized loss (gain) on hedging activities	(390,185)	1,585,632
Adjusted FFO attributable to common stockholders and unitholders	$(5,172,704)	$(3,625,922)

Weighted average number of shares outstanding, basic	14,615,720	14,246,216

Weighted average number of non-controlling units	1,166,440	1,239,188

Weighted average number of shares and units outstanding, basic	15,782,160	15,485,404

FFO per common share and unit	$(0.30)	$(0.68)

Adjusted FFO per common share and unit	$(0.33)	$(0.23)

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

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss attributable to common stockholders	$(9,064,995)	$(14,323,699)
Add: Net loss attributable to noncontrolling interest	(699,539)	(1,197,416)
Interest expense	5,919,523	4,561,840
Interest income	(38,599)	(60,365)
Income tax provision	2,609	5,454,034
Depreciation and amortization	4,982,015	4,982,876
Distributions to preferred stockholders	2,188,910	2,188,910
EBITDA	3,289,924	1,606,180
Gain on involuntary conversion of Assets	—	(12,439)
Subtotal	3,289,924	1,593,741
Corporate general and administrative	1,300,958	1,880,125
Unrealized loss (gain) on hedging Activities	(390,185)	1,585,632
Hotel EBITDA	$4,200,697	$5,059,498

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured note, proceeds of mortgage and other debt and hotel property sales.  Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt services and maturities, operating costs, corporate expenses and dividends.  As of March 31, 2021, we had approximately $21.1 million of unrestricted cash and $11.9 million of restricted cash, and also had the option to require the Investors of our Secured Notes to purchase an additional $10.0 million in additional Secured Notes.

Operating Activities.  Our net cash flow used in operating activities for the three months ended March 31, 2021 was approximately $0.8 million generally consisting of net cash flow used in hotel operations.  The negative cash flow from operations during the quarter and decline from the prior year was due to the reduced operations at our hotels as a result of COVID-19.  Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and changes in working capital.

Investing Activities.  Our cash used in investing activities for the three months ended March 31, 2021, was approximately $1.0 million, all of which related to capital expenditures for the routine replacement of furniture, fixtures and equipment. The Operating Partnership received a payment on its loan to the Company relating to the ESOP totaling approximately $0.1 million.

Financing Activities. During the three months ended March 31, 2021, the Company and Operating Partnership made payments of deferred financing costs of approximately $0.03 million and made principal payments on its mortgages of approximately $0.5 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In response to the COVID-19 pandemic, we postponed all major non-essential capital expenditures.  If travel demand, occupancy, and RevPAR increase as expected through the remainder of 2021, we expect total capital expenditures to be approximately $3.5 million for 2021.

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

As of March 31, 2021, we had total cash of approximately $33.0 million.  During the three months ended March 31, 2021, we utilized cash, cash and equivalents and restricted cash of approximately $2.3 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt or secured notes).

Other than monthly mortgage loan principal and interest payments, our only mortgage debt obligation with a scheduled maturity date in 2021 is the mortgage on the DoubleTree by Hilton Laurel requiring us to repay or refinance a balance of approximately $8.5 million.  In 2022, we have approximately $36.0 million in balloon payments due upon maturity related to the mortgages on the Hotel Alba Tampa and the DoubleTree by Hilton Raleigh-Brownstone University.  We intend to refinance these mortgages at the level of their existing indebtedness or request extensions at existing terms.

As of the date of filing, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended.  We were in compliance with all loan covenants except those that contained Debt Service Coverage Ratio (“DSCR”)

requirements.  Except where the DSCR requirement triggered a cash management period, we were able to obtain waivers from each of our lenders.

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

As described in “-- Effects of COVID-19 Pandemic on our Business”, as of March 31, 2021, we failed to meet the financial covenants under the mortgages secured by each of the DoubleTree by Hilton Philadelphia Airport and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Philadelphia Airport through March 31, 2021; and (ii) the lender on The Whitehall mortgage through December 31, 2021. Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million as of March 31, 2021.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”.  As of March 31, 2021, we had failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Jacksonville Riverfront and the Georgian Terrace, which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” until the properties meet the criteria in the forbearance agreement for exiting the “cash traps”.  Similar provisions may be a condition of additional or further lender forbearance.  We are currently in negotiations with the lender and special servicer with respect to the DoubleTree by Hilton Jacksonville Riverfront “cash trap”.

Secured Notes

Our Secured Notes provide that aggregate accounts payable shall not exceed $5.0 million at any time beginning December 31, 2021 for as long as the Secured Notes are outstanding.  Failure to comply with the covenant at December 31, 2021 shall cause the Company to Issue additional Secured Notes for aggregate proceeds of $10.0 million which shall be used to reduce the aggregate accounts payable of the Company.  The Company expects cash, on hand combined with cash flows from our hotels should be adequate to reduce accounts payable so that it does not exceed $5.0 million by December 31, 2021.  We are prohibited from making distributions on shares of the Company’s common stock or on shares of the Company’s preferred stock as long as the Secured Notes are outstanding.

Dividend Policy

As approved by its board of directors and announced on March 17, 2020, the Company has suspended its regular quarterly cash common stock dividends in order to preserve liquidity as a result of the impact from the COVID-19 pandemic.  The amount of future common stock (and Operating Partnership unit) distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements and other factors, which the Company’s board of directors deems relevant.  The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.  As previously announced, the record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020 to shareholders of record as of March 31, 2020 have each been declared and the payment of dividends on all classes of the Company’s preferred stock has been deferred. The Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the outstanding preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  Distributions on shares of the Series B Preferred Shares, Series C Preferred Shares, and Series D Preferred Shares are in arrears for the last five quarterly periods.  Pursuant to our Secured Notes, we are prohibited from making distributions on shares of the Company’s common stock or on shares of the Company’s preferred stock as long as the Secured Notes are outstanding.

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

The operations of our hotel properties have historically been seasonal.  The months of April and May are traditionally strong, as is October.  The periods from mid-November through mid-February are traditionally slow with the exception of hotels located in certain markets, namely Florida and Texas, which typically experience significant room demand during this period.  These patterns have been disrupted by the impacts of the COVID-19 pandemic and we expect that disruption to continue throughout 2021 at a minimum.

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

There were no charges for impairment of hotel properties recorded for the three months ended March 31, 2021.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our MHI TRS Entities, we have recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2021 to $0.  We regularly evaluate the likelihood that our MHI TRS Entities will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  As of March 31, 2021, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will not be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.

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

As of March 31, 2021, we had approximately $338.2 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237%, the Secured Notes of $20.0 million, with a fixed rate of 6.0% and the PPP Loan of $10.7 Million, with a fixed rate of 1.0% and approximately $50.9 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.74%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR and in Prime Rate.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, The Whitehall and the DoubleTree by Hilton Raleigh Brownstone-University remains at approximately $50.9 million, the balance at March 31, 2021, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and in Prime Rate, would be approximately $0.2 million.

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

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

Item 3.	Defaults upon Senior Securities

Preferred Stock

The Company’s distribution on the shares of the Series B Preferred Shares, Series C Preferred Shares, and Series D Preferred Shares are in arrears for five quarterly periods.  When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s preferred stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

The Company announced that it was deferring payment of Sotherly’s previously announced dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020, and deferring payment of dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021.  The relevant distributions were as follows:

•	A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•	A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•	A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The total arrearage of unpaid cash dividends declared and undeclared on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through May 13, 2021 is $4,025,000, $3,825,802, and $3,093,750, respectively.

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

SOTHERLY HOTELS INC.

Date: May 17, 2021	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: May 17, 2021	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer