Form 10-Q
period 2021-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2021-08-16
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of August 5, 2021, there were 16,717,958 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2021 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 6 – Preferred Stock and Units;
•	Note 7 – Common Stock and Units;
•	Note 12 – Loss Per Share and Per Unit; and
•	Part I, Item 4 - Controls and Procedures; and
•	Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investment in hotel properties, net	$419,425,216	$427,824,585
Cash and cash equivalents	21,822,863	25,297,771
Restricted cash	11,709,866	10,002,775
Accounts receivable, net	2,790,785	1,779,776
Accounts receivable - affiliate	298,114	401,924
Prepaid expenses, inventory and other assets	9,169,082	7,726,980
TOTAL ASSETS	$465,215,926	$473,033,811
LIABILITIES
Mortgage loans, net	$355,064,731	$357,545,977
Secured notes, net	18,910,413	18,694,355
Unsecured notes, net	10,719,100	10,719,100
Accounts payable and accrued liabilities	38,949,954	35,631,931
Advance deposits	1,697,617	1,964,073
Dividends and distributions payable	4,167,187	4,277,070
TOTAL LIABILITIES	$429,509,002	$428,832,506
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,510,000 and 1,610,000 shares issued and outstanding; aggregate liquidation preference $42,280,000 and $42,655,000, at June 30, 2021 and December 31, 2020, respectively.	15,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, 1,469,610 and 1,554,610 shares issued and outstanding; aggregate liquidation preference $41,080,196 and $41,160,731, at June 30, 2021 and December 31, 2020, respectively.	14,696	15,546
8.25% Series D cumulative redeemable perpetual preferred stock, 1,165,000 and 1,200,000 shares issued and outstanding; aggregate liquidation preference $32,729,219 and $31,856,250, at June 30, 2021 and December 31, 2020, respectively.	11,650	12,000
Common stock, par value $0.01, 69,000,000 shares authorized, 16,717,958 shares issued and outstanding at June 30, 2021 and 15,023,850 shares issued and outstanding at December 31, 2020.	167,179	150,238
Additional paid-in capital	180,494,501	180,189,699
Unearned ESOP shares	(3,524,148)	(3,636,026)
Distributions in excess of retained earnings	(135,244,679)	(127,197,489)
Total Sotherly Hotels Inc. stockholders’ equity	41,934,299	49,550,068
Noncontrolling interest	(6,227,375)	(5,348,763)
TOTAL EQUITY	35,706,924	44,201,305
TOTAL LIABILITIES AND EQUITY	$465,215,926	$473,033,811

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$24,045,910	$3,885,820	$39,539,514	$28,630,743
Food and beverage department	3,501,875	155,192	5,045,114	8,299,166
Other operating departments	6,835,524	1,252,895	12,434,212	5,572,462
Total revenue	34,383,309	5,293,907	57,018,840	42,502,371
EXPENSES
Hotel operating expenses
Rooms department	5,917,880	1,751,374	9,914,496	8,834,565
Food and beverage department	2,106,487	119,901	3,016,751	6,732,207
Other operating departments	2,648,387	701,608	4,587,264	2,973,236
Indirect	14,050,076	7,929,765	25,639,153	24,111,606
Total hotel operating expenses	24,722,830	10,502,648	43,157,664	42,651,614
Depreciation and amortization	4,969,669	4,993,107	9,951,685	9,975,983
Loss (Gain) on disposal of assets	17,221	(451)	17,221	(451)
Corporate general and administrative	1,530,438	1,227,808	2,831,396	3,107,933
Total operating expenses	31,240,158	16,723,112	55,957,966	55,735,079
NET OPERATING INCOME (LOSS)	3,143,151	(11,429,205)	1,060,874	(13,232,708)
Other income (expense)
Interest expense	(5,526,595)	(4,719,796)	(11,446,118)	(9,281,636)
Interest income	36,308	72,001	74,907	132,366
Unrealized gain (loss) on hedging activities	303,181	(214,876)	693,367	(1,800,508)
Gain on involuntary conversion of assets	496,957	14,168	496,957	26,607
Net loss before income taxes	(1,546,998)	(16,277,708)	(9,120,013)	(24,155,879)
Income tax provision	(6,972)	(23,362)	(9,581)	(5,477,396)
Net loss	(1,553,970)	(16,301,070)	(9,129,594)	(29,633,275)
Less: Net loss attributable to noncontrolling interest	179,638	1,365,368	879,176	2,562,783
Net loss attributable to the Company	(1,374,332)	(14,935,702)	(8,250,418)	(27,070,492)
Declared and undeclared distributions to preferred stockholders	(1,529,613)	(2,188,910)	(3,718,524)	(4,377,821)
Gain on extinguishment of preferred stock	93,342	—	93,342	—
Net loss attributable to common stockholders	$(2,810,603)	$(17,124,612)	$(11,875,600)	$(31,448,313)
Net loss per share attributable to common stockholders
Basic	$(0.19)	$(1.20)	$(0.81)	$(2.20)
Weighted average number of common shares outstanding
Basic	14,850,282	14,303,119	14,733,649	14,274,668

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2020	4,364,610	$43,646	15,023,850	$150,238	$180,189,699	$(3,636,026)	$(127,197,489)	$(5,348,763)	$44,201,305
Net loss	—	—	—	—	—	—	(6,876,085)	(699,539)	(7,575,624)
Issuance of common stock	—	—	136,281	1,363	399,303	—	—	—	400,666
Issuance of restricted common stock awards	—	—	15,000	150	43,950	—	—	—	44,100
Conversion of units in Operating Partnership to shares of common stock	—	—	100	1	(566)	—	—	565	—
Amortization of ESOP shares	—	—	—	—	(33,853)	55,939	—	—	22,086
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at March 31, 2021 (unaudited)	4,364,610	$43,646	15,175,231	$151,752	$180,616,728	$(3,580,087)	$(134,073,574)	$(6,047,737)	$37,110,728
Net loss	—	—	—	—	—	—	(1,374,332)	(179,638)	(1,553,970)
Extinguishment of preferred stock	(220,000)	(2,200)	1,542,727	15,427	(106,570)	—	203,227	—	109,884
Amortization of ESOP shares	—	—	—	—	(33,852)	55,939	—	—	22,087
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at June 30, 2021 (unaudited)	4,144,610	$41,446	16,717,958	$167,179	180,494,501	$(3,524,148)	(135,244,679)	$(6,227,375)	$35,706,924

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2019	4,364,610	$43,646	14,272,378	$142,723	$180,515,861	$(4,105,637)	$(73,990,690)	$(1,198,732)	$101,407,171
Net loss	—	—	—	—	—	—	(12,134,789)	(1,197,416)	(13,332,205)
Issuance of common stock	—	—	2,250	22	14,153	—	—	—	14,175
Issuance of restricted common stock awards	—	—	60,000	600	93,900	—	—	—	94,500
Conversion of units in Operating Partnership to shares of common stock	—	—	488,952	4,890	(370,890)	—	26,266	339,734	—
Amortization of ESOP shares	—	—	—	—	(12,813)	69,329	—	—	56,516
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(805,000)	—	(805,000)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(765,160)	—	(765,160)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(618,750)	—	(618,750)
Common stock, $0.13/share dividends and distributions declared	—	—	—	—	—	—	(1,846,214)	(161,095)	(2,007,309)
Balances at March 31, 2020 (unaudited)	4,364,610	$43,646	14,823,580	$148,235	$180,258,406	$(4,036,308)	$(90,134,337)	$(2,217,509)	$84,062,133
Net loss	—	—	—	—	—	—	(14,935,702)	(1,365,368)	(16,301,070)
Conversion of units in Operating Partnership to shares of common stock	—	—	57,687	577	(33,092)	59,684	(59,685)	32,516	—
Amortization of ESOP shares	—	—	—	—	(43,045)	(327)	—	—	(43,372)
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at June 30, 2020 (unaudited)	4,364,610	$43,646	14,881,267	$148,812	$180,200,464	$(3,976,951)	$(105,129,724)	$(3,550,361)	$67,735,886

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(9,129,594)	$(29,633,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,951,685	9,975,983
Amortization of deferred financing costs	516,814	284,943
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(496,957)	(26,607)
Unrealized (gain) loss on hedging activities	(693,367)	1,800,508
(Gain) loss on disposal of assets	17,221	(451)
ESOP and stock - based compensation	525,329	158,209
Changes in assets and liabilities:
Accounts receivable	(1,011,009)	2,523,019
Prepaid expenses, inventory and other assets	(1,498,515)	(2,353,578)
Deferred income taxes	—	5,412,084
Accounts payable and other accrued liabilities	3,893,338	8,175,235
Advance deposits	(266,456)	(1,225,842)
Accounts receivable - affiliate	103,810	43,216
Net cash provided by (used in) operating activities	1,899,958	(4,878,897)
Cash flows from investing activities:
Improvements and additions to hotel properties	(1,793,222)	(3,023,276)
Proceeds from involuntary conversion	496,957	26,607
Net cash used in investing activities	(1,296,265)	(2,996,669)
Cash flows from financing activities:
Proceeds from unsecured debt	—	10,719,100
Payments on mortgage loans	(2,369,650)	(1,616,513)
Payments of deferred financing costs	(1,860)	(99,000)
Dividends on common stock and distributions paid	—	(2,000,418)
Preferred dividends paid	—	(2,188,910)
Net cash (used in) provided by financing activities	(2,371,510)	4,814,259
Net decrease in cash, cash equivalents and restricted cash	(1,767,817)	(3,061,307)
Cash, cash equivalents and restricted cash at the beginning of the period	35,300,546	27,984,236
Cash, cash equivalents and restricted cash at the end of the period	$33,532,729	$24,922,929
Supplemental disclosures:
Cash paid during the period for interest	$10,375,892	$3,681,239
Cash paid during the period for income taxes	$20,200	$62,782
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$445,430	$587,314

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investment in hotel properties, net	$419,425,216	$427,824,585
Cash and cash equivalents	21,822,863	25,297,771
Restricted cash	11,709,866	10,002,775
Accounts receivable, net	2,790,785	1,779,776
Accounts receivable - affiliate	298,114	401,924
Loan receivable - affiliate	3,632,890	3,746,254
Prepaid expenses, inventory and other assets	9,169,082	7,726,980
TOTAL ASSETS	$468,848,816	$476,780,065
LIABILITIES
Mortgage loans, net	$355,064,731	$357,545,977
Secured loan, net	18,910,413	18,694,355
Unsecured notes, net	10,719,100	10,719,100
Accounts payable and other accrued liabilities	38,949,954	35,631,931
Advance deposits	1,697,617	1,964,073
Dividends and distributions payable	4,167,187	4,277,070
TOTAL LIABILITIES	$429,509,002	$428,832,506

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,510,000 and 1,610,000 units issued and outstanding; aggregate liquidation preference $42,280,000 and $42,665,000, at June 30, 2021 and December 31, 2020, respectively.	35,420,784	37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, 1,469,610 and 1,554,610 units issued and outstanding; aggregate liquidation preference $41,080,196 and $41,160,731, each at June 30, 2021 and December 31, 2020, respectively.	34,468,358	36,461,955
8.25% Series D cumulative redeemable perpetual preferred units, 1,165,000 and 1,200,000 units issued and outstanding; aggregate liquidation preference $32,729,219 and $31,856,250, each at June 30, 2021 and December 31, 2020, respectively.	27,549,832	28,377,509
General Partner: 178,844 units and 161,904 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	(292,945)	(258,538)
Limited Partners: 17,705,515 units and 16,028,447 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	(57,806,215)	(54,399,898)
TOTAL PARTNERS’ CAPITAL	39,339,814	47,947,559
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$468,848,816	$476,780,065

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$24,045,910	$3,885,820	$39,539,514	$28,630,743
Food and beverage department	3,501,875	155,192	5,045,114	8,299,166
Other operating departments	6,835,524	1,252,895	12,434,212	5,572,462
Total revenue	34,383,309	5,293,907	57,018,840	42,502,371
EXPENSES
Hotel operating expenses
Rooms department	5,917,880	1,751,374	9,914,496	8,834,565
Food and beverage department	2,106,487	119,901	3,016,751	6,732,207
Other operating departments	2,648,387	701,608	4,587,264	2,973,236
Indirect	14,050,076	7,929,765	25,639,153	24,111,606
Total hotel operating expenses	24,722,830	10,502,648	43,157,664	42,651,614
Depreciation and amortization	4,969,669	4,993,107	9,951,685	9,975,983
Loss (Gain) on disposal of assets	17,221	(451)	17,221	(451)
Corporate general and administrative	1,530,438	1,227,808	2,831,396	3,107,933
Total operating expenses	31,240,158	16,723,112	55,957,966	55,735,079
NET OPERATING INCOME (LOSS)	3,143,151	(11,429,205)	1,060,874	(13,232,708)
Other income (expense)
Interest expense	(5,526,595)	(4,719,796)	(11,446,118)	(9,281,636)
Interest income	36,308	72,001	74,907	132,366
Unrealized gain (loss) on hedging activities	303,181	(214,876)	693,367	(1,800,508)
Gain on involuntary conversion of assets	496,957	14,168	496,957	26,607
Net loss before income taxes	(1,546,998)	(16,277,708)	(9,120,013)	(24,155,879)
Income tax provision	(6,972)	(23,362)	(9,581)	(5,477,396)
Net loss	(1,553,970)	(16,301,070)	(9,129,594)	(29,633,275)
Declared and undeclared distributions to preferred unit holders	(1,529,613)	(2,188,910)	(3,718,524)	(4,377,821)
Gain on extinguishment of preferred units	93,342	—	93,342	—
Net loss attributable to general and limited partnership unit holders	$(2,990,241)	$(18,489,980)	$(12,754,776)	$(34,011,096)
Net loss attributable per general and limited partner unit
Basic	$(0.18)	$(1.15)	$(0.78)	$(2.12)
Weighted average number of general and limited partner units outstanding
Basic	16,511,162	16,062,768	16,398,448	16,057,745

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2020	4,364,610	$37,766,531	$36,461,955	$28,377,509	161,904	$(258,538)	16,028,447	$(54,399,898)	$47,947,559
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(441)	—	(43,704)	(44,145)
Issuance of partnership units	—	—	—	—	1,513	4,448	149,768	440,318	444,766
Net loss	—	—	—	—	—	(75,757)	—	(7,499,867)	(7,575,624)
Balances at March 31, 2021 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	163,417	$(330,106)	16,178,215	$(61,485,138)	$40,790,751
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(251)	—	(24,795)	(25,046)
Extinguishment of preferred units	(220,000)	(2,345,747)	(1,993,597)	(827,677)	15,427	52,769	1,527,300	5,224,136	109,884
Net loss	—	—	—	—	—	(15,539)	—	(1,538,431)	(1,553,970)
Balances at June 30, 2021 (unaudited)	4,144,610	$35,420,784	$34,468,358	$27,549,832	178,844	$(292,945)	17,705,515	$(57,806,215)	$39,339,814

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2019	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,006	$315,959	15,840,512	$2,636,363	$105,558,317
Issuance of partnership units	—	—	—	—	623	945	61,628	107,730	108,675
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	765	—	75,716	76,481
Preferred unit distributions declared:
Series B Preferred Units, $0.50/unit	—	(805,000)	—	—	—	—	—	—	(805,000)
Series C Preferred Units, $0.492188/unit	—	—	(765,160)	—	—	—	—	—	(765,160)
Series D Preferred Units, $0.515625/unit	—	—	—	(618,750)	—	—	—	—	(618,750)
Partnership units, $0.13/unit distributions declared	—	—	—	—	—	(19,271)	—	(2,068,888)	(2,088,159)
Net loss	—	805,000	765,160	618,750	—	(155,211)	—	(15,365,904)	(13,332,205)
Balances at March 31, 2020 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,629	$143,369	15,902,140	$(14,596,970)	$88,152,394
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(312)	—	(30,989)	(31,301)
Net loss	—	—	—	—	—	(163,011)	—	(16,138,059)	(16,301,070)
Balances at June 30, 2020 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,629	$(19,772)	15,902,140	$(30,748,005)	$71,838,218

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(9,129,594)	$(29,633,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,951,685	9,975,983
Amortization of deferred financing costs	516,814	284,943
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(496,957)	(26,607)
Unrealized (gain) loss on hedging activities	(693,367)	1,800,508
(Gain) loss on disposal of assets	17,221	(451)
ESOP and unit - based compensation	411,964	190,245
Changes in assets and liabilities:
Accounts receivable	(1,011,009)	2,523,019
Prepaid expenses, inventory and other assets	(1,498,515)	(2,353,578)
Deferred income taxes	—	5,412,084
Accounts payable and other accrued liabilities	3,893,338	8,175,235
Advance deposits	(266,456)	(1,225,842)
Accounts receivable - affiliate	103,810	43,216
Net cash provided by (used in) operating activities	1,786,593	(4,846,861)
Cash flows from investing activities:
Improvements and additions to hotel properties	(1,793,222)	(3,023,276)
ESOP loan payments received	113,365	47,614
Proceeds from involuntary conversion	496,957	26,607
Net cash used in investing activities	(1,182,900)	(2,949,055)
Cash flows from financing activities:
Proceeds from unsecured notes	—	10,719,100
Payments on mortgage loans	(2,369,650)	(1,616,513)
Payments of deferred financing costs	(1,860)	(99,000)
Distributions on general and limited partnership interests	—	(2,080,068)
Distributions on preferred partnership interests	—	(2,188,910)
Net cash (used in) provided by financing activities	(2,371,510)	4,734,609
Net decrease in cash, cash equivalents and restricted cash	(1,767,817)	(3,061,307)
Cash, cash equivalents and restricted cash at the beginning of the period	35,300,546	27,984,236
Cash, cash equivalents and restricted cash at the end of the period	$33,532,729	$24,922,929
Supplemental disclosures:
Cash paid during the period for interest	$10,206,965	$3,681,239
Cash paid during the period for income taxes	$20,200	$62,782
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$445,430	$587,314

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at June 30, 2021 was approximately 93.5% owned by the Company, through its subsidiaries leases the hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership.  As of June 30, 2021, the MHI TRS Entities engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we”, “us”, “our” and “Sotherly” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

COVID-19, Management’s Plans and Liquidity

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. Following the government mandates and health official recommendations, we significantly reduced operations at all our hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses. All of our hotels have remained open on a limited basis in order to serve the needs of the community, with the exception of the rental programs at our condominium hotels, which were temporarily closed during April and May of 2020. We believe that maintaining limited operations allowed us to increase capacity at individual hotels as demand has begun to return and the Centers for Disease Control (“CDC”) and state guidelines have started to permit an easing of travel and other business restrictions.  Our hotels have been gradually re-introducing guest amenities relative to the return of business while focusing on profit generators and margin control and we intend to continue those re-introductions, provided that we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.

COVID-19 has had a significant negative impact on our operations and financial results, including a substantial decline in our revenues, profitability and cash flows from operations compared to similar pre-pandemic periods.  Conditions in the second quarter, however, improved significantly over the same period in the prior year, as the Company witnessed increased demand fueled predominantly by leisure travel.  Revenues, profitability, and cash flows from operations during the second quarter of 2021 exceeded our expectations but were still far below the same period in 2019, before the pandemic.  While the extent and duration of the negative effects resulting from COVID-19 on the Company’s business are highly uncertain and cannot be reasonably estimated at this time, the quarter’s operations and financial results were a marked improvement over the same period in 2020.  Notwithstanding the encouraging results recorded during the second quarter of 2021, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and business travel approaches pre-pandemic levels. At a minimum, the Company expects the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through 2021.

In response to those negative impacts, we took a number of actions to reduce costs and preserve liquidity.  The Company’s board of directors suspended quarterly cash dividends on shares of the Company’s common stock and deferred payment of dividends on the Company’s 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”). We also suspended most planned capital expenditure projects, and reduced the cash compensation of our executive officers, board of directors and employees.  Working closely with our hotel managers, we significantly curtailed our hotels’ operating expenses.  We also sought and obtained forbearance and loan modification agreements with the lenders under the mortgages for all our hotel properties.

As of June 30, 2021, we failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Philadelphia Airport and The Whitehall.  We have received a waiver of the financial covenants from the lender on the DoubleTree by Hilton Philadelphia Airport through September 30, 2021 and from the lender on The Whitehall mortgage through and including June 30, 2022.   See the discussion of forbearance, modifications, and waivers in Note 4.

As of June 30, 2021, we failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace, each of which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the revenue generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  Provided we continue to meet certain terms and conditions, the lender has waived the “cash trap” with respect to the DoubleTree Resort by Hilton Hollywood Beach and we remain in negotiations with the lender on the DoubleTree by Hilton Jacksonville Riverfront for a waiver of the “cash trap”.  Additionally, in order to receive forbearance from the lenders on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps”, which will continue until the properties meet the criteria in the forbearance agreements for exiting the “cash traps”.

As of June 30, 2021, the Company had approximately $21.8 million in unrestricted cash and approximately $11.7 million in restricted cash.  In addition, we have the option to obtain $10.0 million in additional proceeds from the sale of additional Secured Notes to the Investors described below.

On April 30, 2021, we entered into a loan modification and reinstatement agreement with the mortgage lender for the DoubleTree Resort by Hilton Hollywood Beach pursuant to which we agreed with the lender to amend and reinstate the promissory note and loan agreement on revised terms.  Under the amended loan agreement and promissory note the Company paid to the lender contemporaneously with the closing of the amendment and reinstatement an aggregate amount of approximately $4 million made up of (i) tax and insurance reserves required to be funded in certain reserve accounts in the aggregate amount of approximately $2.5 million; (ii) a lump sum payment of approximately $1.3 million in respect of amounts owed by us relating to payments for the period from January through March 2021; (iii) certain FF&E reserve amounts required to be deposited with the lender; and (iv) certain other fees and expenses.  In addition, we agreed to (a) begin regular monthly payments on May 1, 2021; (b) pay the aggregate amount owed by the Company relating to deferred monthly payments for the period from April through December 2020 in 24 equal monthly installments of $119,591 beginning on January 1, 2021 and continuing through December 2022; and (c) certain other amended terms, including to restrict the borrower under the promissory note from making any distributions until all such deferred payments have been made. In consideration for the payments made at closing and the other amended terms the loan agreement, promissory note and other loan documents thereunder were amended and reinstated in accordance with their respective terms and conditions and the lender agreed to certain accommodations, including the waiver of the cash sweep period trigger for a period of time and to forbear in collection of default interest and late payment charges accrued and unpaid under the loan agreement and promissory note, provided that in the event of a future default those amounts will become due immediately and the waivers will no longer be effective.

U.S. generally accepted accounting principles (“U.S. GAAP”) requires that, when preparing financial statements for each annual and interim reporting period, management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The duration and extent of the reduction in hotel demand caused by the pandemic and the return to normalized operations prevents the Company from forecasting its cash flows and available liquidity to meet its obligations for operating expenses with precision and certainty.  However, based on our completed mortgage loan amendments and forbearance agreements, our current unrestricted and restricted cash, our current cash utilization, our forecast of future operating results and our anticipated ability to refinance or extend mortgage obligations maturing within the 12 months following the date of this report, we have concluded that substantial doubt of the Company’s ability to continue as a going concern has been alleviated.  Facts and circumstances could change in the future that are outside the Company’s control – such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.

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

On December 31, 2020, we closed a transaction with KWHP SOHO, LLC, a Delaware limited liability company (“KW”), as collateral agent and a note investor, and MIG SOHO, LLC, a Delaware limited liability company (“MIG”, and together with KW, the “Investors”), as a note investor, whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership with an option to require the Investors to purchase an additional $10.0 million in Secured Notes, expiring on November 16, 2021 with the closing of such option required to take place on or before December 31, 2021.  The obligations of the Operating Partnership were guaranteed by the Company.  We entered into the following agreements: (i) a Note Purchase Agreement; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement; (iv) a Board Observer Agreement; and (v) other related ancillary agreements.  The Secured Notes mature in 3 years and will be payable on or before the maturity date at the rate of 1.47x the principal amount borrowed during the initial 3-year term, with a 1-year extension at Company’s option.  The Secured Notes also carry a 6.0% current interest rate, payable quarterly during the initial 3-year term.  Pursuant to the Pledge Agreement, certain subsidiaries of the Operating Partnership entered into the Pledge Agreement with KW, pursuant to which we agreed to pledge and grant to KW a first priority security interest in the equity interests, including certain voting rights, of our affiliates that own The DeSoto hotel, Hotel Ballast Wilmington, and the DoubleTree by Hilton Philadelphia Airport hotel (collectively, the “Pledged Collateral”).  Upon an uncured monetary event of default under the Secured Notes, KW, as collateral agent, has a right to sell, lease or otherwise dispose of or realize upon the Pledged Collateral in order to satisfy any amounts outstanding under the Secured Notes.  Pursuant to the Board Observer Agreement, the Company granted KW the option and the right, while the Secured Notes remain outstanding, to appoint a single representative to attend meetings of the Company’s board of directors and its committees in a non-voting, observer capacity only.

On June 21, 2021, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Palogic Value Fund, L.P., a Delaware limited partnership (“Palogic”).  Pursuant to the Share Exchange Agreement, Palogic agreed to exchange 100,000 shares of the Company’s 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, 85,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock, and 35,000 shares of the Company’s 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Palogic Shares”), together with all of Palogic’s rights to receive accrued and unpaid dividends on those Palogic Shares, for 1,542,727 shares of the Company’s common stock, par value $0.01 per share (the “Company Shares”). We closed the transaction and issued the Company Shares on June 22, 2021.  The Company did not receive any cash proceeds as a result of the exchange of the Palogic Shares for the Company’s common stock, and the Palogic Shares exchanged have been retired and cancelled.  The issuance of the shares of the Company’s common stock was made by the Company pursuant to the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of such act on the basis that these offers constituted an exchange with existing holders of the Company’s securities, and no commission or other remuneration was paid to any party for soliciting such exchange.

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

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the three months ended June 30, 2021.  The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. The Company also projects cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.  The Company determined that there were no impairments as of June 30, 2021.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2021 and December 31, 2020 were $324,131 and $353,872, respectively. Amortization expense for the three-month periods ended June 30, 2021 and 2020, totaled $14,871 and $14,880, respectively, and for the six-month periods ended June 30, 2021 and 2020, totaled $ 29,741 and $29,761, respectively.

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

As of June 30, 2021, we had right of use assets of approximately $8.1 million, net and lease obligations of approximately $6.6 million.  The right-of-use assets are included in investments in hotel properties, net and in prepaid expenses, inventory and other assets and the lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of June 30, 2021 and December 31, 2020, respectively):

	Level 1	Level 2	Level 3
December 31, 2020
Interest Rate Caps (1)	$—	$208	$—
Interest Rate Swap (2)	$—	$(3,038,967)	$—
Mortgage loans (3)	$—	$(364,112,622)	$—
June 30, 2021
Interest Rate Cap (1)	$—	$94	$—
Interest Rate Swap (2)	$—	$(2,341,663)	$—
Mortgage loans (3)	$—	$(360,947,262)	$—

(1)	Interest rate cap, which cap the 1-month LIBOR rate at 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

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

Certain of the Company’s hotels have retail spaces, restaurants or other spaces which the Company leases to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included in other operating revenues in the Company’s consolidated statements of operations.

The Company collects sales, use, occupancy and similar taxes at its hotels which are presented on a net basis on the consolidated statements of operations.

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.2 million, for the three months ended June 30, 2021 and 2020, respectively, and approximately $0.8 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

A schedule of minimum future lease payments receivable for the remaining six and twelve-month periods is as follows:

For the six months ending December 31, 2021	$587,959
December 31, 2022	1,027,595
December 31, 2023	1,030,480
December 31, 2024	1,037,857
December 31, 2025	1,045,793
December 31, 2026 and thereafter	7,106,342
Total	$11,836,026

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  As of June 30, 2021, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required.  As of June 30, 2021 and December 31, 2020, deferred tax assets each totaled $0, respectively.

As of June 30, 2021 and December 31, 2020, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2016 through 2019. In addition, as of June 30, 2021, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2019.

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

As of June 30, 2021, under the 2013 Plan, the Company has made cumulative stock awards totaling 517,464 shares, including 330,881 unrestricted shares and 186,583 restricted shares issued to certain executives and employees and to its independent directors.  All awards have vested except for: 129,615 shares issued to certain employees, which will vest over the next nine years and 56,968 shares issued to the Company’s independent directors, which will vest by December 31, 2021.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of June 30, 2021, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended June 30, 2021 and 2020 was $18,195 and $18,195, respectively, and for the six months ended June 30, 2021 and 2020 was $481,156 and $145,065, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the three months ended June 30, 2021 and 2020, the ESOP compensation cost was $22,086 and $18,487, respectively, and for the six months ended June 30, 2021 and 2020, the ESOP compensation cost was $44,172 and $64,147, respectively.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were $454,818 and $64,964 for the three months ended June 30, 2021 and 2020, respectively, and were $ 775,584 and $ 565,260 for the six months ended June 30, 2021 and 2020, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During each of the three-month periods ending June 30, 2021 and 2020, we recognized $496,957 and $14,168, respectively, and during the six-month periods ending June 30, 2021 and 2020, we recognized $496,957 and 26,607, respectively, in gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

New Accounting Pronouncements – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform.  The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023.  The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract.  In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment.  As of June 30, 2021, we have not entered into any contract modification as it directly relates to reference rate reform, but we anticipate having to undertake such modifications in the future.  While the Company anticipates the impact of this update may be to its benefit, the Company is still evaluating the overall impact.

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020

Land and land improvements	$66,121,705	$66,088,705
Buildings and improvements	443,006,453	442,063,950
Right of use assets	5,945,642	5,995,438
Furniture, fixtures and equipment	56,007,744	55,796,797
	571,081,544	569,944,891
Less: accumulated depreciation and impairment	(151,656,328)	(142,120,306)
Investment in Hotel Properties, Net	$419,425,216	$427,824,585

Our review of possible impairment as of June 30, 2021 and December 31, 2020, resulted in no impairment on our investment in hotel properties, respectively.

4. Debt

Mortgage Loans, Net. As of June 30, 2021 and December 31, 2020, we had approximately $355.1 million and approximately $357.5 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	June 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2021	2020	Penalties	Date	Provisions	Rate
The DeSoto (1)	$32,599,133	$32,820,733	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	33,354,864	33,655,483	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,577,102	8,654,754	Yes	5/5/2022	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	41,069,612	41,804,700	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	7/27/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	55,130,817	55,878,089	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	42,037,671	42,507,512	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	17,946,480	17,946,480	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	33,043,336	33,259,067	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,990,136	48,990,136	Yes	10/1/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	11,037,086	11,037,086	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,697,831	14,697,830	Yes	2/26/2023	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$356,784,068	$359,551,870
Deferred financing costs, net	(1,823,925)	(2,122,822)
Unamortized premium on loan	104,588	116,929
Total Mortgage Loans, Net	$355,064,731	$357,545,977

(1)

The note amortizes on a 25-year schedule after an initial 1 year interest only period (which expired in August 2017) and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(2)	The note is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(3)	Prepayment can be made on this note without penalty. On July 15, 2021, we entered into a note modification agreement whereby the maturity date was extended from August 5, 2021 to May 5, 2022.
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

(12)

The note bears a floating interest rate of New York Prime Rate plus 1.25% and is subject to prepayment penalty of 2.0% if prepaid after April 12, 2021 but on or before April 12, 2022 and 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022. Pre-payment can be made without penalty thereafter.

Mortgage Forbearance Agreements

Since the onset of the COVID-19 pandemic, we have completed mortgage forbearance agreements and/or loan modification agreements for eleven of our twelve mortgage loans secured by our hotels.  The terms of the amendments varied by lender, and included items such as the deferral of monthly interest and/or principal payments for three to fifteen months, temporary elimination of requirements to make contributions to the furniture, fixtures and equipment replacement reserve, the ability to temporarily utilize furniture, fixtures and equipment replacement reserve funds for operating expenses or to fund principal and interest and required deposits to real estate tax escrows, subject to certain restrictions and conditions, including requirements to replenish such funds used; waivers for existing quarterly financial covenants for one to six quarters; and adjustments to some covenant calculations following the waiver period.  Below is a summary of those agreements for each hotel.

The DeSoto

Starting on April 1, 2020, we entered into a series of note modification agreements with the mortgage lender for The DeSoto pursuant to which we agreed with the lender on the following: (a) deferral of scheduled principal and interest payments due from April 1, 2020 to September 1, 2020, provided that interest continued to accrue during that period; (b) additional deferral of scheduled principal and interest payments due February 1, 2021, provided that interest also continued to accrue during that period; (c) a payment of interest only on March 1, 2021 in the amount of $116,240; (d) waiver of certain FF&E requirements until February 28, 2021; (e) to pay all deferred principal and interest at maturity; and (f) a guarantee by the Operating Partnership of payment of up to 5.0% of all present and future indebtedness under the loan. The maturity date under the loan modification remains unchanged.  As a condition to the loan modification, the borrowing entity, agreed to not declare, set aside or pay any distribution or dividend until the later of March 1, 2021 or the resumption of regular principal and interest payments.

DoubleTree by Hilton Jacksonville Riverfront

On April 21, 2020, we entered into a letter agreement pursuant to which the lender agreed to the following: (a) the April, May, and June 2020 principal and interest payments were paid out of FF&E reserves; (b) FF&E deposits were deferred for the April, May, and June 2020 payment dates; and (c) released FF&E and the deferred FF&E was repaid in 6 monthly installments ending with the December 2020 payment. The maturity date under the loan modification remains unchanged.

DoubleTree by Hilton Laurel

Starting on March 24, 2020, we entered into a series of deferral and note modification agreements with the mortgage lender for the DoubleTree by Hilton Laurel pursuant to which we agreed with the lender on the following: (a) an initial deferral of scheduled payments of principal and interest due from April 5, 2020 to September 5, 2020; (b) an additional deferral of schedule payment of principal only from November 5, 2020 to March 5, 2021; (c) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; and (d) any and all deferred principal is due and payable at maturity.  On July 15, 2021, we entered into a note modification agreement pursuant to which we agreed with the lender of the following: (i) the maturity date was extended by nine months, to May 5, 2022; (ii) commencing August 5, 2021 and continuing on the fifth day of each calendar month thereafter, the borrower will pay monthly installments in the amount of $64,475; and (iii) the interest on the principal balance of the note shall accrue at a rate of 5.25%.  Concurrently with the execution of the Note Modification Agreement, the borrower paid Lender the deferred interest accumulated on the loan from April 2020 through September 2020 in the amount of $226,859.  All other terms of the mortgage remain unchanged.  A nominal amount in cash consideration was provided in exchange for the note modifications and the lender also waived the application of the December 31, 2020, calculation of the debt service coverage ratio covenant.

DoubleTree by Hilton Philadelphia Airport

We have agreed with the lender to the following: (a) deferral of scheduled principal through June 1, 2021; (b) payment of regular principal and interest to resume on July 1, 2021; (c) remaining deferred interest is to be paid in 12 equal installments beginning April 1, 2021; and (d) deferred principal is due and payable at maturity; (e) a guaranty by the Operating Partnership of payment under the loan and (f) addition of a revenue per available room financial covenant for the period between March 1, 2021 and May 31, 2021.  In connection with the guarantee, the Operating Partnership entered into an acknowledgment of confession of judgment of guarantor pursuant to which the lender is authorized to enter a judgment against the Operating Partnership upon the occurrence of an event of default.  The maturity date was extended by 3 months, or until October 31, 2023.  As of June 30, 2021, we failed to meet the financial covenants under the mortgage secured by the DoubleTree by Hilton Philadelphia Airport.  We received a waiver of the financial covenants from the lender on the DoubleTree by Hilton Philadelphia Airport through September 30, 2021.

DoubleTree by Hilton Raleigh-Brownstone University

Starting on May 4, 2020, we entered into a series of forbearance and loan modification agreements with the mortgage lender for the DoubleTree by Hilton Raleigh-Brownstone University pursuant to which the lender has agreed to the following: (a) deferral of scheduled interest payments due from April 1, 2020 to July 31, 2021; (b) a one-time fee of $236,375 made in January 2021 and applied to deferred interest; and (c) deferral of the FF&E reserve deposit from April 2020 until July 2021 and (d) remainder of deferred interest, along with additional accrued interest on interest, is due and payable by maturity.  In consideration for the modification, the underlying loan agreement with the lender was amended to allow the lender to proceed against the Operating Partnership to recover damages if we fail to pay the deferred interest by August 1, 2021.  In the event that accrued interest is not paid in full by the July 27, 2022, the borrowing entity will be required to pay an exit fee equal to one percent of the total outstanding principal amount under the loan in addition to all outstanding payments of principal and interest on the loan.

DoubleTree Resort by Hilton Hollywood Beach

On April 30, 2021, we entered into a loan modification and reinstatement agreement with the mortgage lender for the DoubleTree Resort by Hilton Hollywood Beach pursuant to which we agreed with the lender to amend and reinstate the promissory note and loan agreement on revised terms.  Under the amended loan agreement and promissory note we paid to the lender contemporaneously with the closing of the amendment and reinstatement an aggregate amount of approximately $4 million made up of (i) tax and insurance reserves required to be funded in certain reserve accounts in the aggregate amount of approximately $2.5 million; (ii) a lump sum payment of approximately $1.3 million in respect of amounts owed by us relating to payments for the period from January through March 2021; (iii) certain FF&E reserve amounts required to be deposited with the lender; and (iv) certain other fees and expenses.  In addition, we agreed to (a) begin regular monthly payments on May 1, 2021; (b) pay the aggregate amount owed by the borrowing entity relating to deferred monthly payments for the period from April through December 2020 in 24 equal monthly installments of $119,591 beginning on January 1, 2021 and continuing through December 2022; and (c) certain other amended terms, including to restrict the borrower under the promissory note from making any distributions until all such deferred payments have been made. In consideration for the payments made at closing and the other amended terms the loan agreement, promissory note and other loan documents thereunder were amended and reinstated in accordance with their respective terms and conditions and the lender agreed to certain accommodations, including the waiver of the cash sweep period trigger for a period of time and to forbear in collection of default interest and late payment charges accrued and unpaid under the loan agreement and promissory note, provided that in the event of a future default those amounts will become due immediately and the waivers will no longer be effective.

Georgian Terrace

On October 8, 2020, the lender agreed to the release of approximately $1.1 million from the FF&E reserve to fund up to 50% of (a) shortfall between gross revenues and operating expenses for the period April through July 31, 2020, and (b)scheduled payments of debt service, deposits to the real estate tax escrow and insurance expenses for the period April through August 2020.  The FF&E reserve must be replenished no later than December 31, 2021.  So long as there is no event of default under the terms of the loan agreement, lender agreed to defer deposits into the FF&E reserve account between November 2020 and April 2021. As consideration to entering into the loan modification agreement, the Operating Partnership agreed to guarantee full and prompt payment of the released reserves amounts.

Hotel Alba Tampa

Starting on May 14, 2020, we entered into a series of loan modification agreements, pursuant to which the lender agreed to: (a) the deferral of scheduled payments of principal due from April 1, 2020 to June 30, 2021; (b) waive certain financial covenants applicable to the borrowing entity and the Operating Partnership through the quarter ended December 31, 2020 and (c) repayment of deferred payments upon the earlier of (i) the maturity date or (ii) acceleration of the loan.  The borrowing entity may not, without prior written consent of the lender, make any distributions of cash or property until all the following conditions have been satisfied: (x) the deferral period has expired and deferred payments have been made; (y) certain conditions precedent for making distributions under the loan agreement have been satisfied; and (z) the PPP loans, have been repaid or forgiven. The borrowing entity is also restricted from making any payments on any subordinated indebtedness, mezzanine financing or certain other funded indebtedness, with certain limited exceptions, without prior written consent of the lender.  As of June 30, 2021, we were in compliance with the modified financial covenant under the mortgage secured by the Hotel Alba, provided that we maintain the cash collateral on deposit with the lender.  Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million as of June 30, 2021, subject to certain withdrawal privileges.

Hotel Ballast Wilmington

The lender has agreed to the following: (a) deferral of scheduled principal payments due from April 1, 2020 to March 1, 2021; (b) deferral of scheduled payments of interest from April 1, 2020 to September 1, 2020; (c) waiver of FF&E requirement until March 1, 2021; (d) deferred principal and interest will be due and payable at maturity; and (e) payment of up to 5.0% of the indebtedness under the loan is guaranteed by the Operating Partnership.  The maturity date under the loan modification remains unchanged.  As a condition to the modification, the borrowing entity cannot declare, set aside or pay any distributions or dividends until the later of (i) March 1, 2021 or (ii) the resumption of regular principal and interest payments.

Hyatt Centric Arlington

Starting on July 15, 2020, we entered into a series of loan modification agreements, pursuant to which the lender agreed to the following: (a) deferral of scheduled payments of principal and interest due from April 1, 2020 to March 31, 2021; (b) deferral of scheduled payments of principal due from April 1, 2021 to December 31, 2021; (c) loan balance to be re-amortized as of January 1, 2022; (d) deferred principal and interest, along with additional accrued interest on interest, is due and payable by July 1, 2022; (e) $147,765 drawn from the reserve account to be replenished in full by December, 2021; and (f) wavier of the requirement to make deposits into FF&E reserve from April 2020 to April 1, 2021.  As a condition to the effectiveness of the first modification, the borrower under the loan paid (i) $50,000 to be deposited into the ground lease reserve account and (ii) $426,620 to be deposited into an escrow for impositions.  As a condition to the effectiveness of the second modification, the borrower paid (i) an additional $47,500 to be deposited into the ground lease reserve account and (ii) a one-time fee of $100,000 to be deposited into an escrow for impositions.  Until the borrower under the loan has fully repaid the deferred monthly payment and replenished the FF&E reserves account and the PPP loan is no longer outstanding, the borrower is not permitted make any distributions without prior written consent of the lender.

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

The Whitehall

We entered into two forbearance agreement pursuant to which the lender agreed to the following: (a) deferral of scheduled payments of principal due from April 1, 2020 to July 13, 2021; (b) deferral of scheduled payments of interest from April 1, 2020 to October 12, 2020; (c) deferred payments will be added to the principal balance of the loan and subsequent payments will be calculated based on the remainder of the amortization period; (d) on July 14, 2021 principal and interest payments will resume based upon the original amortization; (e) the interest rate is changed from LIBOR plus 3.50% to New York Prime Rate plus 1.25%; (f) payment of a loan modification fee of $54,500; and (g) the prepayment penalty is changed to: (i) 2.0% if prepaid after April 12, 2021 but on or before April 12, 2022; (ii) 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022; and (iii) no prepayment fee if prepaid after November 26, 2022.   The maturity date under the loan modification remains unchanged.

As conditions to the forbearance agreement, the parties agreed to the following during the forbearance period lasting until the earlier of (a) July 13, 2021 or (b) the occurrence of a forbearance event of default: (i) the borrowing entity, the Operating Partnership and the Company cannot declare, authorize or pay dividends or may any distribution to any person, without prior written consent of the lender; (ii) the borrower may not sell, convey, transfer or assign assets, other than in the ordinary course of business, without the lender’s consent and in the case of such sale, the lender may cause the buyer to pay all proceeds directly to the lender and (iii) the borrower shall not default on any of its obligations to third parties.  If we fail to meet the obligations under the forbearance agreements, lender has the right to exercise all remedies available under the loan agreement including the right to accelerate the maturity of the loan.

As of June 30, 2021, we failed to meet the financial covenants under the mortgage secured by The Whitehall.  We have received a waiver of the financial covenants from the lender on The Whitehall mortgage through June 30, 2022.

Cash Trap Provisions

As of June 30, 2021, we failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace, each of which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the revenue generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  Provided we continue to meet certain terms and conditions, the lender has waived the “cash trap” with respect to the DoubleTree Resort by Hilton Hollywood Beach and we remain in negotiations with the lender on the DoubleTree by Hilton Jacksonville Riverfront for a waiver of the “cash trap” as well.  Additionally, in order to receive forbearance from the lenders on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” which will continue until the properties meet the criteria in the forbearance agreements for exiting the “cash traps”.

Total future mortgage debt maturities for the remaining six and twelve-month periods, without respect to any extension of loan maturity or loan modification after June 30, 2021, were as follows:

For the six months ending December 31, 2021	13,836,422
December 31, 2022	42,006,930
December 31, 2023	59,491,646
December 31, 2024	37,218,158
December 31, 2025	92,667,469
December 31, 2026 and thereafter	111,563,443
Total future maturities	$356,784,068

PPP Loans. The Operating Partnership and certain of its subsidiaries have received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act.  Each PPP Loan has a term of five years and carries an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.  The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.  Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.  As of June 30, 2021, no application for loan forgiveness has been filed and no payments have been required.

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

Secured Notes Financing.  On December 31, 2020, we entered into the following agreements with KW, as collateral agent and an investor, and MIG, as an investor: (i) a Note Purchase Agreement with KW and MIG; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement with KW; (iv) a Board Observer Agreement with KW; and (v) other ancillary agreements.  These agreements constitute a transaction whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership with an option to require the Investors to purchase an additional $10.0 million in Secured Notes, expiring on November 16, 2021 and which option is required to be completed on or before December 31, 2021, on the terms and subject to the conditions described below.

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

Secured Notes

On December 31, 2020, the Operating Partnership issued and sold initial Secured Notes to the Investors in the amount of $20.0 million.  The Secured Notes: (i) have a maturity date of December 30, 2023, with a one-year extension option, subject to a fee in the amount of 1% of the outstanding principal amount under the Secured Notes as of such maturity date; (ii) accrue interest at a rate of 6.00% during the initial term and then at a rate of 10% following any extension; (iii) require quarterly interest payments, which shall initially be in the amount of $0.30 million; (iv) require principal repayment equal to 1.47 times the face amount of the Secured Notes if repaid on or prior to December 30, 2023 and 1.65 times the face amount of the Secured Notes if repaid after December 30, 2023; (v) may be prepaid without penalty, but subject to make-whole amounts for interest and the repayment multiplier; and (vi) rank pari passu with other notes issued under the Note Purchase Agreement and senior to all other indebtedness of the Operating Partnership.

The Secured Notes require us to maintain certain cash management standards and include a broad range of covenants restricting our ability to incur additional debt, make dividend payments, transfer or acquire assets, or exceed our 2019 employee compensation levels.  They also require us to maintain certain financial thresholds, including limitations on our accounts payable and capital expenditures.

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

5. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three and six months ended June 30, 2021, totaled $20,983 and $41,966, respectively, and rent expense for this operating lease for the three and six months ended June 30, 2020, totaled $18,246 and $36,942.

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

We lease land adjacent to the Hotel Alba for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009.  In May 2014, we extended the agreement for an additional five years.  We signed a new agreement in April 2019, which commenced in July 2019, goes for five years and can be renewed for an additional five years.    The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years.  Rent expense for the three and six months ended June 30, 2021, totaled $641 and $1,283, respectively and rent expense for each of the three and six months ended June 30, 2020, totaled $651 and $1,301, respectively.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020.  The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent.  The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.  Rent expense for the three- and six-month periods ended June 30, 2021, totaled $55,902 and $111,804, respectively and rent expense for the three- and six-month periods ended June 30, 2020 totaled, $55,902 and $111,663, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each.  Rent expense for the three and six months ended June 30, 2021, was $46,966 and $89,472, respectively and rent expense for the three and six months ended June 30, 2020, was $9,944 and $106,500, respectively.

We lease parking garage and poolside cabanas associated with the Hyde Beach House.  The parking and cabana lease requires us to make rental payments of $270,100 per year in base and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each.  Rent expense for the three months ended June 30, 2021 and 2020, was $67,750 and $133,750, respectively, and for the six months ended June 30, 2021 and 2020, was $135,500 and $267,500, respectively.

We also lease certain storage facilities, furniture and equipment under agreements expiring between October 2021 and June 2025.

A schedule of minimum future lease payments for the following six and twelve-month periods is as follows:

For the six months ending December 31, 2021	$356,523
December 31, 2022	683,693
December 31, 2023	671,883
December 31, 2024	663,585
December 31, 2025	668,651
December 31, 2026 and thereafter	14,758,986
Total	$17,803,321

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of June 30, 2021, our twelve wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8).  The management agreements expire on March 31, 2025 and may be extended for up to two additional periods of five years each, subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of June 30, 2021, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between November 2021 and March 2038.   Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

6. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	June 30, 2021	December 31, 2020	Per Share
Series B Preferred Stock	8.000%	$25.00	1,510,000	1,610,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,469,610	1,554,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,165,000	1,200,000	$0.515625

The Company is obligated to pay cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share.  Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.  As previously announced, the record dates for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020 to shareholders of record as of March 31, 2020, have each been declared and the record date and the payment of dividends on all classes of the Company’s preferred stock has been deferred.

On March 17, 2020, the Company announced that it was deferring payment of Sotherly’s previously announced declared distributions for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020.  No distributions have been declared for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending June 30, 2021.

The total declared and undeclared, but unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through June 30, 2021, are $4,530,000, $4,339,946 and $3,604,219, respectively.  Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared.  As of June 30, 2021, the undeclared cumulative preferred dividends were approximately $10.4 million and the declared unpaid preferred dividends are approximately $2.1 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	June 30, 2021	December 31, 2020	Per Unit
Series B Preferred Units	8.000%	$25.00	1,510,000	1,610,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,469,610	1,554,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,165,000	1,200,000	$0.515625

The Company pays cumulative cash distributions on the preferred units at rates in the above table per annum of the $25.00 liquidation preference per unit.  The Company, which is the holder of the Operating Partnership’s preferred units is entitled to receive distributions when authorized by the Operating Partnership’s general partner out of assets legally available for the payment of distributions.  The preferred units are not redeemable by the holder, have no maturity date and are not convertible into any other security of the Operating Partnership or its affiliates.  As previously announced, the record dates for the dividends on the Operating Partnership’s Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units that were to be paid April 15, 2020 to unitholders of record as of March 31, 2020, have each been declared and the record date and the payment of dividends on all classes of the Operating Partnership’s preferred units has been deferred.

The total declared and undeclared, but unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units through June 30, 2021, is $4,530,000, $4,339,946 and $3,604,219, respectively.  Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared.  As of June 30, 2021, the undeclared cumulative preferred dividends were approximately $10.4 million and the declared unpaid preferred dividends were approximately $2.1 million.

7. Common Stock and Units

Common Stock – As of June 30, 2021, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

On June 21, 2021, we entered into a Share Exchange Agreement with Palogic.  Pursuant to the Share Exchange Agreement, Palogic agreed to exchange 100,000 shares of the Company’s Series B Preferred Stock, 85,000 shares of the Company’s Series C Preferred Stock, and 35,000 shares of the Company’s Series D Preferred Stock, together with all of Palogic’s rights to receive accrued and unpaid dividends on the remaining Palogic Shares, for 1,542,727 shares of the Company’s common stock, par value $0.01 per share. We closed the transaction and issued the Company Shares on June 22, 2021.

As of June 30, 2021 and December 31, 2020, the Company had 16,717,958 and 15,023,850 shares of common stock outstanding, respectively.

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

As of June 30, 2021 and December 31, 2020, the total number of Operating Partnership units outstanding was 17,884,359 and 16,190,351, respectively.

As of June 30, 2021 and December 31, 2020, the total number of outstanding Operating Partnership units not owned by the Company was 1,166,401 and 1,166,501, respectively, with a fair market value of approximately $3.5 million and $2.9 million, respectively, based on the price per share of the common stock on such respective dates.

As of June 30, 2021, there were unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of $2,088,160.

8. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our twelve wholly owned hotels, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  Our Town is a majority-owned subsidiary of Newport Hospitality Group, Inc. (“Newport”).  As of June 30, 2021, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 48.5% and 1.4%, respectively, of the total outstanding ownership interests in Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town and have certain governance rights. Upon the satisfaction of certain conditions by Our Town, Mr. Sims and Mr. Folsom will be required to make an additional capital contribution to Our Town, which would result in them owning 51.3% and 1.5%, respectively, of the outstanding membership interests in Our Town. The following is a summary of the transactions with Our Town:

Accounts Receivable – At June 30, 2021 and 2020, we were due approximately $0.5 million and $0.8 million, respectively, from Our Town.

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

We agreed to provide Our Town with initial working capital of up to $1.0 million, based on the anticipated management fees earned by Our Town under the individual hotel management agreements.  The advanced funds were to be offset against future management fees by means of a 25% reduction in the payment to Our Town, of fees earned each month during 2020.  At December 31, 2020, unreimbursed management fee advances totaled $549,900.

On June 4, 2021, the OTH Master Agreement and the related credit agreement were amended to provide for an increase in the balance outstanding under the credit agreement of $299,900 in satisfaction for an equivalent portion of unrepaid management fee advances and to provide for a guaranteed minimum incentive management fee of $250,000 for calendar year 2021 in satisfaction of the remainder of unrepaid management fee advances.

As of June 30, 2021, and December 31, 2020, Sotherly had advanced approximately $0.6 million and $0.6 million, respectively, to Our Town as initial working capital.  In addition, the OTH Master Agreement provides for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2025 but shall be extended beyond 2025 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation.  Incentive management fees earned for the three-month period ending June 30, 2021 and 2020, were $250,166 and $0, respectively.

Base management and administrative fees earned by Our Town for our properties was $918,676 and $127,448, for the three months ended June 30, 2021 and 2020, respectively, and for the six months ended June 30, 2021 and 2020, were approximately $1.5 million and $0.8 million, respectively.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5 year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property.  Lease payments due to the Company were $147,217 and $80,596, as of June 30, 2021 and 2020, respectively.

Credit Agreement – On December 13, 2019, we entered into a credit agreement with Our Town effective January 1, 2020, pursuant to which Sotherly agreed to provide Our Town with a working capital line of credit.  The agreement, as amended, allows Our Town to borrow up to $894,900.  Our Town was allowed to draw against the line of credit from time to time prior to January 1, 2021, when the facility became payable in full.  Interest accrues on the outstanding balance at 3.5% per annum and is payable quarterly in arrears.  In the event of a default under the credit agreement, we have the right to offset any outstanding unpaid balance against amounts we owe to Our Town under the OTH Hotel Management Agreements.  We are currently negotiating an extension to the credit agreement.  As of June 30, 2021 and 2020, the outstanding credit balance under the credit agreement was each approximately $0.6 million, respectively.

Our Town and the Company previously entered into the credit agreement effective January 1, 2020, pursuant to which the Company agreed to make a working capital line of credit of up to $500,000 available to Our Town, as amended on February 26, 2020, to increase working capital line of credit to up to $850,000 available to Our Town.  Under the credit agreement Our Town had the right draw against the facility from time to time prior to the maturity date.  The facility was to be payable in full on January 1, 2021.  Interest accrues on the outstanding balance at 3.5% per annum and is payable quarterly in arrears.  We have a right of offset against management fees and other amounts owed to Our Town under the individual hotel management agreements in the event of a default under the credit agreement.  The credit agreement was amended by the parties on June 4, 2021 such that: (i) the maximum amount of credit available is capped at $894,900; (ii) the amount of advances, as of June 4, 2021, is agreed to be $894,900; (iii) no additional advances are permitted; (iv) principal payments are required to be made by the borrower in the amount of $100,000 on each of December 31, 2021, December 31, 2022, December 31, 2023, December 31, 2024, and December 31, 2025;  (v) the maturity date is extended to December 31, 2026; and (vi) the aggregate unpaid principal amount and any other obligation are required to be paid at maturity.  An affiliate of Mr. Sims entered into a conditional financing commitment with Our Town to provide funding to permit repayment of the loan in the event the principal balance of the loan made to Our Town under the credit agreement has not been repaid prior to maturity and Sotherly declines to extend the maturity date.  The Company’s audit committee considered and approved the credit amendment and the terms thereof, and the related party aspects of the relationship with Our Town.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town that work exclusively for our properties and elect to participate in Our Town’s self-insured plan.  Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.7 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and for the six months ended June 30, 2021 and 2020, were approximately $1.3 million and $1.8 million, respectively.

Loan Receivable – Affiliate. As of June 30, 2021 and December 31, 2020, approximately $3.6 million and $3.7 million, respectively, was due to the Operating Partnership for advances to the Company under a loan agreement dated December 29, 2016.  The Company used the proceeds to make advances to the ESOP to purchase shares of the Company’s common stock.

Others. We employ Ashley S. Kirkland, the daughter of our Chairman, as Corporate Counsel and Compliance Officer and Robert E. Kirkland IV, her husband, as our General Counsel.  We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation for all three individuals, including salary and benefits, for the three months ended June 30, 2021 and 2020, totaled $107,115 and $104,797, respectively, and for the six months ended June 30, 2021 and 2020, were $212,984 and $226,754, respectively.

9. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution to consist of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. We ceased making matching employer contributions effective May 16, 2020.  Contributions to the plan totaled $0 and $9,989, for the three months ended June 30, 2021 and 2020, respectively, and for the six months ended June 30, 2021 and 2020, were $0 and $42,841, respectively.

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

Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.  As of June 30, 2021, the ESOP had purchased 682,500 shares of the Company’s common stock in the open market at a cost of approximately $4.9 million, which the ESOP borrowed from the Company pursuant to the loan agreement.  A total of 186,083 shares with a fair value of $558,248 remained allocated or committed to be released from the suspense account, as of June 30, 2021.  We recognized as compensation cost $44,172 and $13,144, during the six months ended June 30, 2021 and 2020, respectively.  The remaining 493,405 unallocated shares have an approximate fair value of $1,480,216, as of June 30, 2021.  As of June 30, 2021, the ESOP held a total of 170,419 allocated shares, 15,664 committed-to-be-released shares and 493,405 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.  The share allocations are accounted for at fair value on the date of allocation as follows:

	June 30, 2021		December 31, 2020
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	170,419	$511,257	170,419	$426,048
Committed to be released shares	15,664	46,991	-	-
Total Allocated and Committed-to-be-Released	186,083	$558,248	170,419	$426,048

Unallocated shares	493,405	1,480,216	509,069	1,272,672

Total ESOP shares	679,488	$2,038,464	679,488	$1,698,720

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$2,898,571	$1,062,253	$5,032,375	$4,847,385
General and administrative	2,842,268	1,801,298	4,936,644	5,735,313
Repairs and maintenance	1,896,223	968,331	3,303,901	2,835,012
Utilities	1,314,988	988,704	2,452,204	2,404,106
Property taxes	1,514,781	1,508,929	3,309,910	3,318,286
Management fees, including incentive	1,001,104	133,416	1,878,866	1,004,406
Franchise fees	883,137	216,555	1,466,559	1,201,580
Insurance	883,021	729,200	1,705,093	1,519,695
Information and telecommunications	704,236	463,958	1,330,371	1,052,515
Other	111,747	57,121	223,230	193,308
Total indirect hotel operating expenses	$14,050,076	$7,929,765	$25,639,153	$24,111,606

11. Income Taxes

The components of the income tax (benefit) provision for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	6,972	23,362	9,581	65,312
	6,972	23,362	9,581	65,312
Deferred:
Federal	(444,489)	(3,524,779)	(2,053,540)	(4,920,858)
State	(109,552)	(760,339)	(429,633)	(993,667)
Subtotals	(554,041)	(4,285,118)	(2,483,173)	(5,914,525)
Change in deferred tax valuation allowance	554,041	4,285,118	2,483,173	11,326,609
	-	-	-	5,412,084
	$6,972	$23,362	$9,581	$5,477,396

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision	$(325,282)	$-	$(1,915,329)	$(1,653,922)
Effect of non-taxable REIT loss	434,834	-	2,344,962	7,299,334
State income tax provision	(102,580)	23,362	(420,052)	(168,016)
	$6,972	$23,362	$9,581	$5,477,396

12. Loss Per Share and Per Unit

Loss per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of loss would also be added back to net loss. The shares of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control, and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding.  The allocated and committed to be released shares have been included in the weighted average diluted earnings per share calculation since there would be an antidilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss attributable to common stockholder for basic computation. There are no ESOP units, therefore there is no dilution on the calculation of earnings per unit.  The computation of basic and diluted net loss per share is presented below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss attributable to common stockholders for basic computation	$(2,810,603)	$(17,124,612)	$(11,875,600)	$(31,448,313)
Denominator
Weighted average number of common shares outstanding	15,344,761	14,862,249	15,232,029	14,837,891
Weighted average number of Unearned ESOP Shares	(494,479)	(559,130)	(498,380)	(563,223)
Total weighted average number of common shares outstanding for basic computation	14,850,282	14,303,119	14,733,649	14,274,668
Basic net loss per share	$(0.19)	$(1.20)	$(0.81)	$(2.20)

Loss Per Unit – The computation of basic and diluted net loss per unit is presented below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss attributable to general and limited partnership unitholders for basic computation	$(2,990,241)	$(18,489,980)	$(12,754,776)	$(34,011,096)
Denominator
Weighted average number of general and limited partnership units outstanding	16,511,162	16,062,768	16,398,448	16,057,745
Basic net loss per general and limited partnership unit	$(0.18)	$(1.15)	$(0.78)	$(2.12)

13. Subsequent Events

On July 26, 2021, the Board authorized the deferral of payment of the quarterly distribution for the period ending September 30, 2021, for each of the Company’s Series B, Series C, and Series D Preferred Stock (and Preferred Units).

On July 15, 2021, we entered into a note modification agreement (the “Note Modification Agreement”) to extend the maturity date on the existing mortgage on the DoubleTree by Hilton Laurel (the “Hotel”) with the existing lender, United Bank, a Virginia banking corporation and successor in interest to Bank of Georgetown (the “Lender”).  Pursuant to the Note Modification Agreement: (i) the maturity date is extended by nine months, to May 5, 2022; (ii) commencing August 5, 2021 and continuing on the fifth day of each calendar month thereafter, Company shall pay monthly installments in the amount of $64,475; and (iii) the interest on the principal balance of the note shall accrue at a rate of 5.25%.  Concurrently with the execution of the Note Modification Agreement, the Company paid Lender the deferred interest accumulated on the loan from April 2020 through September 2020, in the amount of $226,859.  All other terms of the mortgage remain unchanged.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations, and future plans, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward-looking.  All statements regarding our expected financial position, business and financing plans are forward-looking statements.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the adverse effect of COVID-19 on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets. The significance, extent and duration of the impacts caused by the COVID-19 outbreak on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions mandated and taken to contain the pandemic or mitigate its impact, the Company’s ability to negotiate forbearance and/or modifications agreements with its lenders on acceptable terms, or at all, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Such additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the widespread outbreak of COVID-19 or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. Additional factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

•	risks associated with adverse weather conditions, including hurricanes;
•	impacts on the travel industry from pandemic diseases, including COVID-19;
•	the availability and terms of financing and capital and the general volatility of the securities markets;
•	management and performance of our hotels;
•	risks associated with maintaining our system of internal controls;
•	risks associated with the conflicts of interest of the Company’s officers and directors;
•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;
•	supply and demand for hotel rooms in our current and proposed market areas;
•	risks associated with our ability to maintain our franchise agreements with our third party franchisors;
•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	our ability to successfully expand into new markets;
•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts (“REITs”);
•	the Company’s ability to maintain its qualification as a REIT; and
•	our ability to maintain adequate insurance coverage.

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

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels, comprising 3,156 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, Sheraton and Hyatt Centric, as well as independent hotels.  We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels.   As of June 30, 2021, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
Sheraton Louisville Riverside (3)	180		Jeffersonville, IN	September 20, 2006	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	3,156

Condominium Hotel
Hyde Resort & Residences	129	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	135	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,420

(1)	Operated as an independent hotel.
(2)

Reflects only those condominium units that were participating in the rental program, as of June 30, 2021.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

(3)	The Company has entered into a purchase and sale agreement for the disposition of the Sheraton Louisville Riverside. The closing of the sale is subject to various customary closing conditions.

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 93.5% interest in our Operating Partnership, as of the date of this filing, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

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

Effects of COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. Following the government mandates and health official recommendations, we significantly reduced operations at all our hotels, temporarily suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses.  All of our hotels have remained open on a limited basis in order to serve the needs of the community, with the exception of the rental programs at our condominium hotels, which were temporarily closed for April and May of 2020. We believe that maintaining limited operations allowed us to increase capacity at individual hotels as demand has begun to return and the CDC and state guidelines have allowed for an easing of travel and other business restrictions.  Our hotels have been gradually re-introducing guest amenities relative to the return of business while focusing on profit generators and margin control and we intend to continue those re-introductions, provided we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.

COVID-19 has had a significant negative impact on our operations and financial results, including a substantial decline in our revenues, profitability and cash flows from operations compared to similar pre-pandemic periods.  Conditions in the second quarter, however, improved significantly over the same period in the prior year, as the Company witnessed increased demand fueled predominantly by leisure travel.  Revenues, profitability, and cash flows from operations during the second quarter of 2021 exceeded our expectations but were still far below the same period in 2019, before the pandemic.  Notwithstanding the encouraging results recorded during the second quarter of 2021, the quarter’s operations and financial results were a marked improvement over the same period in 2020.  While the duration and full extent of the reduction in hotel demand caused by the pandemic, the contraction of operations at our hotels and other effects are highly uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and business travel approaches pre-pandemic levels. At a minimum, we expect the COVID-19 pandemic to continue to have a significant negative impact on our results of operations, financial position and cash flow through 2021. In response to the impact of COVID-19 on our operations, we have taken the following health and safety and cost-reduction measures at the property and corporate levels:

•

In coordination with our management company partners, we implemented aggressive cost control measures at the property level, including significantly reduced operating expenses and curtailed food & beverage operations.

•	We suspended most planned capital expenditure projects other than replacement of vital building systems approaching the end of their useful life.
•

We reduced expenses at the corporate level, including immediate reductions in compensation and benefits of all corporate staff as well as anticipated bonuses and the voluntary waiver by the Company’s board of directors of its director fees.

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

The COVID-19 pandemic has also significantly increased economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our access to capital and could increase our cost of capital during the course of the pandemic.  We have sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties as described above.  On July 27, 2021, we filed a registration statement on Form S-11 with the Securities and Exchange Commission to publicly offer for sale senior unsecured notes of the Operating Partnership, guaranteed by the Company.  As of August 16, 2021, that registration statement has not been declared effective.

As of June 30, 2021, we failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Philadelphia Airport and The Whitehall.  We have received a waiver of the financial covenants from the lender on the DoubleTree by Hilton Philadelphia Airport through September 30, 2021 and from the lender on The Whitehall mortgage through and including June 30, 2022.   See the discussion of forbearance, modifications, and waivers in Note 4 to the financial statements.

As of June 30, 2021, we failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace, each of which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the revenue generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  Provided we continue to meet certain terms and conditions, the lender has waived the “cash trap” with respect to the DoubleTree Resort by Hilton Hollywood Beach and we remain in negotiations with the lender on the DoubleTree by Hilton Jacksonville Riverfront for a waiver of the “cash trap”.  Additionally, in order to receive forbearance from the lenders on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” which will continue until the properties meet the criteria in the forbearance agreements for exiting the “cash traps”.

As of June 30, 2021, the Company had approximately $21.8 million in unrestricted cash and approximately $11.7 million in restricted cash.  In addition, we have the option to obtain $10.0 million in additional proceeds from the sale of additional Secured Notes to the Investors described below.

On April 30, 2021, we entered into a loan modification and reinstatement agreement with the mortgage lender for the DoubleTree Resort by Hilton Hollywood Beach pursuant to which we agreed with the lender to amend and reinstate the promissory note and loan agreement on revised terms.  Under the amended loan agreement and promissory note the Company paid to the lender contemporaneously with the closing of the amendment and reinstatement an aggregate amount of approximately $4.0 million made up of (i) tax and insurance reserves required to be funded in certain reserve accounts in the aggregate amount of approximately $2.5 million; (ii) a lump sum payment of approximately $1.3 million in respect of amounts owed by us relating to payments for the period from January through March 2021; (iii) certain FF&E reserve amounts required to be deposited with the lender; and (iv) certain other fees and expenses.  In addition, we agreed to (a) begin regular monthly payments on May 1, 2021; (b) pay the aggregate amount owed by the Company relating to deferred monthly payments for the period from April through December 2020 in 24 equal monthly installments of $119,591 beginning on January 1, 2021 and continuing through December 2022; and (c) certain other amended terms, including to restrict the borrower under the promissory note from making any distributions until all such deferred payments have been made. In consideration for the payments made at closing and the other amended terms the loan agreement, promissory note and other loan documents thereunder were amended and reinstated in accordance with their respective terms and conditions and the lender agreed to certain accommodations, including the waiver of the cash sweep period trigger for a period of time and to forbear in collection of default interest and late payment charges accrued and unpaid under the loan agreement and promissory note, provided that in the event of a future default those amounts will become due immediately and the waivers will no longer be effective.

U.S. generally accepted accounting principles (“U.S. GAAP”) requires, that when preparing financial statements for each annual and interim reporting period, management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The duration and extent of the reduction in hotel demand caused by the pandemic and the return to normalized operations prevents the Company from forecasting its cash flows and available liquidity to meet its obligations for operating expenses with precision and certainty.  However, based on our completed mortgage loan amendments and forbearance agreements, our current unrestricted and restricted cash, our forecast of future operating results and our anticipated ability to refinance or extend mortgage obligations maturing within the 12 months following the date of this report, we have concluded that substantial doubt of the Company’s ability to continue as a going concern has been alleviated.  Facts and circumstances could change in the future that are outside the Company’s control – such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.

Secured Note Financing

On December 31, 2020, we closed a transaction with KW, as collateral agent and a note investor, and MIG, as a note investor, whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership with an option to require the Investors to purchase an additional $10.0 million in Secured Notes, expiring on November 16, 2021, and which option is required to be completed on or before December 31, 2021.  We entered into the following agreements: (i) a Note Purchase Agreement; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement; (iv) a Board Observer Agreement; and (v) other related ancillary agreements.  The Secured Notes mature in 3 years and will be payable on or before the maturity date at the rate of 1.47x the principal amount borrowed during the initial 3-year term, with a 1-year extension at Company’s option.  The Secured Notes also carry a 6.0% current interest rate, payable quarterly during the initial 3-year term.  Certain subsidiaries of the Operating Partnership entered into the Pledge Agreement with KW, pursuant to which we agreed to pledge and grant to KW a first priority security interest in the equity interests, including certain voting rights, of our affiliates that own The DeSoto hotel, Hotel Ballast Wilmington, and the DoubleTree by Hilton Philadelphia Airport hotel.  Upon an uncured monetary event of default under the Secured Notes, KW, as collateral agent, has a right to sell, lease or otherwise dispose of or realize upon the Pledged Collateral in order to satisfy any amounts outstanding under the Secured Notes.  Pursuant to the Board Observer Agreement, the Company granted KW the option and the right, while the Secured Notes remain outstanding, to appoint a single representative to attend meetings of the Company’s board of directors and its committees in a non-voting, observer capacity only.  We are prohibited from making any equity distributions as long as the Secured Notes are outstanding.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and six months ended June 30, 2021 and 2020, respectively, for the Company’s twelve wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms at the Hyde Resort & Residences or the Hyde Beach House Resort & Residences.  The composite portfolio metrics represent all of the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences during the three and six months ended June 30, 2021, and the corresponding periods in 2020.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Actual Portfolio Metrics
Occupancy %	58.6%	11.5%	49.9%	33.0%
ADR	$142.79	$117.60	$138.70	$151.23
RevPAR	$83.73	$13.53	$69.22	$49.85
Composite Portfolio Metrics
Occupancy %	59.0%	10.5%	50.4%	31.4%
ADR	$161.00	$122.51	$159.93	$160.71
RevPAR	$94.93	$12.91	$80.54	$50.50

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenue.  Total revenue for the three months ended June 30, 2021 increased approximately $29.1 million, or 549.5%, to approximately $34.4 million compared to total revenue of approximately $5.3 million for the three months ended June 30, 2020. There was an aggregate increase in total revenue of approximately $29.1 million from all of our properties due mainly to significant increases in demand mainly driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Room revenue increased approximately $20.1 million, or 518.8%, to approximately $24.0 million for the three months ended June 30, 2021 compared to room revenue of approximately $3.9 million for the three months ended June 30, 2020.  The increase in room revenue for the three months ended June 30, 2021 resulted from an aggregate increase of approximately $20.1 million from all of our properties due mainly to increased composite occupancy of 59.0%, increased ADR to $161.00 and increased RevPAR to 94.93 compared to prior year three months ending June 30, 2020, occupancy of 10.5%, ADR of $122.51 and RevPAR of $12.91, respectively.  These significant increases are mainly due to the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Food and beverage revenues increased approximately $3.3 million, or 2156.5%, to approximately $3.5 million for the three months ended June 30, 2021 compared to food and beverage revenues of approximately $0.2 million for the three months ended June 30, 2020.  The increase in food and beverage revenues for the three months ended June 30, 2021, resulted from an aggregate increase of approximately $3.3 million, from all of our properties because of the significant increases in demand mainly driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Revenue from other operating departments increased approximately $5.6 million, or 445.6%, to approximately $6.8 million for the three months ended June 30, 2021, compared to revenue from other operating departments of approximately $1.2 million for the three months ended June 30, 2020.  The increase in other operating departments revenue for the three months ended June 30, 2021, resulted from an aggregate increase of approximately $5.6 million, from all of our properties because of the significant increases in demand mainly driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $14.2 million, or 135.4%, to approximately $24.7 million for the three months ended June 30, 2021, compared to total hotel operating expenses of approximately $10.5 million for the three months ended June 30, 2020.  The increase in hotel operating expenses for the three months ended June 30, 2021, resulted from an aggregate increase in total hotel operating expenses of approximately $14.2 million, from all of our properties due mainly to the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Rooms expense for the three months ended June 30, 2021, increased approximately $4.2 million, or 237.9%, to approximately $5.9 million, compared to rooms expense for the three months ended June 30, 2020, of approximately $1.7 million.  The increase in rooms expense for the three months ended June 30, 2021, resulted from an aggregate increase of approximately $4.2 million from all of our properties, due mainly to increased composite occupancy of 59.0%, increased ADR to $161.00 and increased RevPAR to 94.93, compared to prior year three months ending June 30, 2020, occupancy of 10.5%, ADR of $122.51 and RevPAR of $12.91, respectively.  These significant increases are mainly due to the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Food and beverage expenses for the three months ended June 30, 2021, increased approximately $2.0 million, or 1,656.9%, to approximately $2.1 million, compared to food and beverage expenses of approximately $0.1 million, for the three months ended June 30, 2020. The net increase in food and beverage expenses for the three months ended June 30, 2021, resulted from an aggregate increase of approximately $2.0 million, from all of our properties because of the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Expenses from other operating departments increased approximately $1.9 million, or 277.5%, to approximately $2.6 million for the three months ended June 30, 2021, compared to expenses from other operating departments of approximately $0.7 million for the three months ended June 30, 2020.  The increase in expenses from other operating departments for the three months ended June 30, 2021, resulted from an aggregate increase of approximately $1.9 million, from all of our properties because of the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2021, increased approximately $6.1 million, or 77.2%, to approximately $14.0 million, compared to indirect expenses of approximately $7.9 million for the three months ended June 30, 2020.  The increase in indirect expenses for the three months ended June 30, 2021, resulted from an aggregate increase of approximately $6.1 million from all our properties.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended June 30, 2021, increased approximately $0.3 million, or 24.6%, to approximately $1.5 million compared to corporate general and administrative expenses of approximately $1.2 million, for the three months ended June 30, 2020.  The increase in corporate general and administrative expenses was mainly due to increased legal and audit fees by approximately $0.3 million.

Interest Expense.  Interest expense for the three months ended June 30, 2021, increased approximately $0.8 million, or 17.1%, to approximately $5.5 million, as compared to interest expense of approximately $4.7 million, for the three months ended June 30, 2021.  The increase in interest expense for the three months ended June 30, 2021, was substantially related to the Secured Loan interest increase of approximately $1.1 million, offset by a reduction in the mortgage related to the Hotel Alba Tampa by approximately $0.3 million, compared to the three-month period ending June 30, 2020.

Interest Income.  Interest income for the three months ended June 30, 2021, decreased by $35,693, or 49.6%, to $36,308 compared to interest income of $72,001, for the three months ended June 30, 2020.  The decrease is due to lower amounts of interest-bearing cash and cash equivalents held during the three-month period ending June 30, 2021, compared to the three-month period ending June 30, 2020.

Unrealized Gain (Loss) on Hedging Activities.  As of June 30, 2021, the fair market value of our interest rate cap is $94 and the fair market value of our interest rate swap liability is approximately $2.3 million.  The unrealized gain on hedging activities during the three months ended June 30, 2021, was approximately $0.3 million and during the three months ended June 30, 2020, the unrealized loss on hedging activities was approximately $0.2 million.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the three months ended June 30, 2021 increased approximately $0.5 million, compared to a $14,168 gain on involuntary conversion of assets for the three months ended June 30, 2020.

Income Taxes.  We had an income tax provision of $6,972 for the three months ended June 30, 2021, compared to an income tax provision of $23,362, for the three months ended June 30, 2020.  Our MHI TRS Entities realized operating losses for each of the three months ended June 30, 2021 and 2020.  During the three-month period ending June 30, 2021, we increased the valuation allowance by approximately $0.6 million to approximately $17.2 million, as of June 30, 2021.

Net Loss.  We realized a net loss for the three months ended June 30, 2021, of approximately $1.6 million, compared to a net loss of approximately $16.3 million, for the three months ended June 30, 2020, because of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Revenue.  Total revenue for the six months ended June 30, 2021, increased approximately $14.5 million, or 34.2%, to approximately $57.0 million, compared to total revenue of approximately $42.5 million, for the six months ended June 30, 2020. The increase in revenue for the six months ended June 30, 2021, was due to an aggregate positive increase in total revenue of approximately $17.0 million from most of our properties, with the exception of properties in Raleigh, North Carolina, Houston, Texas and Arlington, Virginia, with an offsetting aggregate decrease of approximately $2.5 million.  The net increase was due mainly to the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Room revenue increased approximately $10.9 million, or 38.1%, to approximately $39.5 million for the six months ended June 30, 2021 compared to room revenue of approximately $28.6 million, for the six months ended June 30, 2020.  The increase in room revenue for the six months ended June 30, 2021, resulted from an aggregate positive increase of approximately $12.1 million from most of our properties, with the exception of properties in Raleigh, North Carolina, Houston, Texas and Arlington, Virginia, with an offsetting aggregate decrease of approximately $1.2 million. The net aggregate increase was mainly due to increased composite occupancy of 50.4%, decreased ADR to $159.93 and increased RevPAR to $80.54 compared to prior year six months ending June 30, 2020, occupancy of 31.4%, ADR of $160.71 and RevPAR of $50.50, respectively.  These significant increases are mainly due to the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Food and beverage revenues decreased approximately $3.3 million, or 39.2%, to approximately $5.0 million for the six months ended June 30, 2021, compared to food and beverage revenues of approximately $8.3 million, for the six months ended June 30, 2020.   The decrease in food and beverage revenues for the six months ended June 30, 2021, resulted from all of our properties, with the exceptions of Savannah, Georgia and Hollywood, Florida properties, being affected by the COVID-19 pandemic and the resulting reduction of food and beverages being served in our hotels.

Revenue from other operating departments increased approximately $6.9 million, or 123.1%, to approximately $12.4 million for the six months ended June 30, 2021, compared to revenue from other operating departments of approximately $5.5 million, for the six months ended June 30, 2020.  The increase in other operating departments revenue for the six months ended June 30, 2020, resulted from an aggregate increase of approximately $6.9 million, from all of our properties, because of the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $0.5 million, or 1.2%, to approximately $43.2 million for the six months ended June 30, 2021, compared to total hotel operating expenses of approximately $42.7 million, for the six months ended June 30, 2020.  The increase in hotel operating expenses for the six months ended June 30, 2021, resulted from an aggregate increase in total hotel operating expenses of approximately $4.5 million from six of our properties, due mainly to significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.  Six of our hotels had decreases in hotel operating expenses aggregating to approximately $4.0 million, due to reduced staff and other operating cost increases during the period.

Rooms expense for the six months ended June 30, 2021, increased approximately $1.1 million, or 12.2%, to approximately $9.9 million compared to rooms expense for the six months ended June 30, 2020 of approximately $8.8 million.  The increase in rooms expense for the six months ended June 30, 2021, resulted from an aggregate increase of approximately $1.7 million from eight of our properties, while four of our hotel properties had decreases aggregating to approximately $0.6 million.  The net increase is due mainly to increased composite occupancy of 50.4%, decreased ADR to $159.93 and increased RevPAR to $80.54 compared to prior year six months ending June 30, 2020, occupancy of 31.4%, ADR of $160.71 and RevPAR of $50.50, respectively.  These significant increases are mainly due to the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Food and beverage expenses for the six months ended June 30, 2021, decreased approximately $3.7 million, or 55.2%, to approximately $3.0 million, compared to food and beverage expenses of approximately $6.7 million, for the six months ended June 30, 2020. The decrease in food and beverage expenses for the six months ended June 30, 2021, resulted from all of our properties being affected by the COVID-19 pandemic and the resulting reduction of food and beverages being served in our hotels.

Expenses from other operating departments increased approximately $1.6 million, or 54.3%, to approximately $4.6 million for the six months ended June 30, 2021, compared to expenses from other operating departments of approximately $3.0 million for the six months ended June 30, 2020.  The increase in expenses from other operating departments for the six months ended June 30, 2021, resulted from an aggregate increase in other operating expenses of approximately $1.8 million from seven of our hotel properties.  Five of our properties had decreases in other operating expenses aggregating to approximately $0.2 million.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2021, increased approximately $1.5 million, or 6.3%, to approximately $25.6 million, compared to indirect expenses of approximately $24.1 million, for the six months ended June 30, 2020.  The increase in indirect expenses for the six months ended June 30, 2021, resulted from all properties with increases in management fees, sales and marketing, franchise fees, repairs and maintenance, energy and utilities, information and communications and other indirect expenses, with the exception of the Raleigh, North Carolina, Houston, Texas, Atlanta, Georgia and Arlington, Virginia, were the only property with a decrease of indirect expenses by approximately $1.0 million.

Corporate General and Administrative.  Corporate general and administrative expenses for the six months ended June 30, 2021, decreased approximately $0.3 million, or 8.9%, to approximately $2.8 million compared to corporate general and administrative expenses of approximately $3.1 million for the six months ended June 30, 2020.  The decrease in corporate general and administrative expenses was mainly due to decreased salaries.

Interest Expense.  Interest expense for the six months ended June 30, 2021, increased approximately $2.1 million, or 23.3%, to approximately $11.4 million, as compared to interest expense of approximately $9.3 million for the six months ended June 30, 2020.  The increase in interest expense for the six months ended June 30, 2021, was substantially related to the Secured Loan interest increase of approximately $1.9 million and the Arlington loan by approximately $0.5 million, offset by a decrease of approximately $0.3 million on the mortgage related to the Hotel Alba Tampa, compared to the six months ending June 30, 2020.

Interest Income.  Interest income for the six months ended June 30, 2021, decreased by $57,459, or 43.4%, to $74,907 compared to interest income of $132,336, for the six months ended June 30, 2020.   The increase is due to lower amounts of interest-bearing cash and cash equivalents held during the six month period ending June 30, 2021, compared to the six month period ending June 30, 2020.

Unrealized Gain (Loss) on Hedging Activities.  As of June 30, 2021, the fair market value of our interest rate cap is $94 and the fair market value of our interest rate swap liability is approximately $2.3 million.  The unrealized gain on hedging activities during the six months ended June 30, 2021, was approximately $0.7 million and during the six months ended June 30, 2020, the unrealized loss on hedging activities was approximately $1.8 million.

Gain on Involuntary Conversion of Assets.  Gain on involuntary conversion of assets for the six months ended June 30, 2021, increased approximately $0.5 million, to $496,957 compared to $26,607 gain on involuntary conversion of assets, for the six months ended June 30, 2020.  We had three properties receiving payments of approximately $0.5 million, on claims during the previous year, Wilmington, North Carolina, Houston, Texas and Atlanta, Georgia.

Income Taxes.  We had an income tax provision of $9,581, for the six months ended June 30, 2021, compared to an income tax provision of approximately $5.5 million, for the six months ended June 30, 2020.  The June 30, 2020, income tax provision was primarily derived from a reduction of our deferred tax assets and through the establishment of a 100% valuation allowance of approximately $5.4 million, during the six months ending June 30, 2020.  During the six month period ending June 30, 2021, we increased the valuation allowance by approximately $2.5 million to approximately $17.2 million, as of June 30, 2021.

Our MHI TRS Entities realized operating losses, for each of the six months ended June 30, 2021 and 2020.

Net (Loss)/Income.  We realized a net loss, for the six months ended June 30, 2021, of approximately $9.1 million, compared to a net loss of approximately $29.6 million, for the six months ended June 30, 2020, because of the operating results discussed above.

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

We further adjust FFO Available to Common Stockholders and Unitholders for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, gain on extinguishment of preferred stock, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, management contract termination costs, and change in control gains or losses. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of Adjusted FFO Available to Common Stockholders and Unitholders may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO, for three and six months ended June 30, 2021 and 2020:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss attributable to common stockholders	$(2,810,603)	$(17,124,612)	$(11,875,600)	$(31,448,313)
Add: Net loss attributable to noncontrolling interest	(179,638)	(1,365,368)	(879,176)	(2,562,783)
Depreciation and amortization - real estate	4,952,169	4,972,125	9,916,685	9,939,574
Gain on involuntary conversion of assets	(496,957)	(14,168)	(496,957)	(26,607)
Gain on extinguishment of preferred stock	(93,342)	—	(93,342)	—
(Gain) loss on disposal of assets	17,221	(451)	17,221	(451)
FFO attributable to common stockholders and unitholders	$1,388,850	$(13,532,474)	$(3,411,169)	$(24,098,580)
Decrease in deferred income taxes	—	—	—	5,412,084
Amortization	17,500	20,982	35,000	36,409
Contract termination fee refund	—	—	—	(72,960)
Unrealized loss (gain) on hedging activities	(303,181)	214,876	(693,367)	1,800,508
Adjusted FFO attributable to common stockholders and unitholders	$1,103,169	$(13,296,616)	$(4,069,536)	$(16,922,539)

Weighted average number of shares outstanding, basic	14,850,282	14,303,119	14,733,649	14,274,668

Weighted average number of non-controlling units	1,166,401	1,181,501	1,166,420	1,210,345

Weighted average number of shares and units outstanding, basic	16,016,683	15,484,620	15,900,069	15,485,013

FFO per common share and unit	$0.09	$(0.87)	$(0.21)	$(1.56)

Adjusted FFO per common share and unit	$0.07	$(0.86)	$(0.26)	$(1.09)

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

Hotel EBITDA.  We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) equity in the income or loss of equity investees, (5) unrealized gains and losses on derivative instruments not included in other comprehensive income, (6) gains and losses on disposal of assets, (7) realized gains and losses on investments, (8) impairment of long-lived assets or investments, (9) gain on extinguishment of preferred stock, (10) gains or losses on change in control, (11) gain on exercise of development right, (12) corporate general and administrative expense, (13) depreciation and amortization, (14) gains and losses on involuntary conversions of assets, (15) distributions to preferred stockholders and (16) other operating revenue not related to our wholly-owned portfolio.  We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control.  We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.  Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss attributable to common stockholders	$(2,810,603)	$(17,124,612)	$(11,875,600)	$(31,448,313)
Add: Net loss attributable to noncontrolling interest	(179,638)	(1,365,368)	(879,176)	(2,562,783)
Interest expense	5,526,595	4,719,796	11,446,118	9,281,636
Interest income	(36,308)	(72,001)	(74,907)	(132,366)
Income tax provision	6,972	23,362	9,581	5,477,396
Depreciation and amortization	4,969,669	4,993,107	9,951,685	9,975,983
Distributions to preferred stockholders	1,529,613	2,188,910	3,718,524	4,377,821
EBITDA	9,006,300	(6,636,806)	12,296,225	(5,030,626)
(Gain) loss on disposal of assets	17,221	(451)	17,221	(451)
Gain on extinguishment of preferred stock	(93,342)	—	(93,342)	—
Gain on involuntary conversion of assets	(496,957)	(14,168)	(496,957)	(26,607)
Subtotal	8,433,222	(6,651,425)	11,723,147	(5,057,684)
Corporate general and administrative	1,530,438	1,227,808	2,831,396	3,107,933
Unrealized loss (gain) on hedging activities	(303,181)	214,876	(693,367)	1,800,508
Hotel EBITDA	$9,660,479	$(5,208,741)	$13,861,176	$(149,243)

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured note, proceeds of mortgage and other debt and hotel property sales.  Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt services and maturities, operating costs, corporate expenses and dividends.  As of June 30, 2021, we had approximately $21.8 million of unrestricted cash and $11.7 million of restricted cash, and also had the option to require the Investors of our Secured Notes to purchase an additional $10.0 million in additional Secured Notes.

Operating Activities.  Our net cash flow provided by operating activities for the six months ended June 30, 2021, was approximately $1.9 million generally consisting of net cash flow provided by hotel operations.  The positive cash flow from operations during the quarters and increase from the prior year was due to the increase in occupancy at our hotels as a result of increases in transient consumers, group business, and foreign travelers due to the lifting of restrictions on travel, social gatherings and businesses.  Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and changes in working capital.

Investing Activities.  Our cash used in investing activities for the six months ended June 30, 2021, was approximately $1.3 million, approximately $1.8 million was related to capital expenditures for the routine replacement of furniture, fixtures and equipment.  There were proceeds received from an involuntary conversion of assets in the amount of approximately $0.5 million. The Operating Partnership received a payment on its loan to the Company relating to the ESOP totaling approximately $0.1 million.

Financing Activities. During the six months ended June 30, 2021, the Company and Operating Partnership made principal payments on its mortgages of approximately $2.4 million.

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

On December 31, 2020, we issued two Secured Notes for aggregate proceeds of $20.0 million with an option to sell two additional Secured Notes before December 31, 2021, for aggregate proceeds of $10.0 million.  The terms are subject to the conditions as described more fully in the Section titled “Secured Note Financing” above.

As of June 30, 2021, we had total cash of approximately $33.5 million.  During the six months ended June 30, 2021, we utilized cash, cash and equivalents and restricted cash of approximately $1.8 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt or Secured Notes).  The Secured Notes mature on December 30, 2023, unless extended pursuant to their terms, and will be payable on or before the maturity date at the rate of 1.47x the principal amount borrowed during the initial 3-year term, with a 1-year extension at the Company’s option.  The Secured Notes may be prepaid in part or in full at any time without penalty so long as certain conditions are met.  The Secured Notes accrue interest at 6.0% per annum, payable quarterly during the initial 3-year term. If the maturity of the Secured Notes is extended, the Secured Notes will accrue interest at 10% per annum.

We have no debt maturing during the remainder of 2021.  In 2022, we have approximately $44.04 million in balloon payments due upon maturity related to the mortgages on the DoubleTree by Hilton Laurel, the Hotel Alba Tampa and the DoubleTree by Hilton

Raleigh-Brownstone University.  We intend to refinance these mortgages at the level of their existing indebtedness or request extensions at existing terms.

As of the date of filing, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended.  We were in compliance with all loan covenants except those that contained Debt Service Coverage Ratio (“DSCR”) requirements.  Except where the DSCR requirement triggered a cash management period, we were able to obtain waivers from each of our lenders.

On July 27, 2021, we filed a registration statement on Form S-11 with the Securities and Exchange Commission to publicly offer for sale senior unsecured notes of the Operating Partnership, guaranteed by the Company.  As of August 16, 2021, that registration statement has not been declared effective.  If the registration statement is declared effective, we intend to use the net proceeds from this offering to further strengthen our balance sheet, including repaying $20.0 million of outstanding secured indebtedness under our Secured Notes, plus any accrued but unpaid interest and any make-whole amounts or premium then due and payable on such secured debt, which we estimate to be approximately $9.5 million.

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

As described in “-- Effects of COVID-19 Pandemic on our Business”, as of June 30, 2021, we failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Philadelphia Airport and The Whitehall.  We have received a waiver of the financial covenants from the lender on the DoubleTree by Hilton Philadelphia Airport through September 30, 2021 and from the lender on The Whitehall mortgage, through June 30, 2022.

As of June 30, 2021, we were in compliance with the modified financial covenant under the mortgage secured by the Hotel Alba, provided that we maintain the cash collateral on deposit with the lender.  Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million, as of June 30, 2021.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”.  As of June 30, 2021, we had failed to meet the financial covenants under the mortgages secured by the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach and the Georgian Terrace, each of which triggered a “cash trap” under the loan documents relating to each of these properties requiring substantially all the profit generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  Provided we continue to meet certain terms and conditions, the lender has waived the “cash trap” with respect to the DoubleTree Resort by Hilton Hollywood Beach.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” until the properties meet the criteria in the forbearance agreement for exiting the “cash traps”.  Similar provisions may be a condition of additional or further lender forbearance.  We remain in negotiations with the lender and special servicer with respect to the DoubleTree by Hilton Jacksonville Riverfront “cash trap”.

Secured Notes

Our Secured Notes provide that aggregate accounts payable shall not exceed $5.0 million at any time beginning December 31, 2021, for as long as the Secured Notes are outstanding.  Failure to comply with the covenant, at December 31, 2021, shall cause the Company to Issue additional Secured Notes for aggregate proceeds of $10.0 million which shall be used to reduce the aggregate accounts payable of the Company.  The Company expects cash, on hand combined with cash flows from our hotels should be adequate to reduce accounts payable so that it does not exceed $5.0 million by December 31, 2021.  In addition. we are prohibited from providing aggregate compensation to employees of the Company in excess of 2019 aggregate compensation, from capital expenditures in excess of $6.0M per annum, and from paying distributions on shares of the Company’s common stock or on shares of the Company’s preferred stock as long as the Secured Notes are outstanding.

Dividend Policy

As approved by its board of directors and announced on March 17, 2020, the Company has suspended its regular quarterly cash common stock dividends in order to preserve liquidity as a result of the impact from the COVID-19 pandemic.  The amount of future common stock (and Operating Partnership unit) distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements and other factors, which the Company’s board of directors deems relevant.  The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.  As previously announced, the record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, that were to be paid April 15, 2020, to shareholders of record as of March 31, 2020, have each been declared and the payment of dividends on all classes of the Company’s preferred stock has been deferred. The Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the outstanding preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  Distributions on shares of the Series B Preferred Shares, Series C Preferred Shares, and Series D Preferred Shares are in arrears for the last six quarterly periods.  Pursuant to our Secured Notes, we are prohibited from making distributions on shares of the Company’s common stock or on shares of the Company’s preferred stock as long as the Secured Notes are outstanding.

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

There were no charges for impairment of hotel properties recorded for the six months ended June 30, 2021.

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

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our MHI TRS Entities, we have recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2021, to $0.  We regularly evaluate the likelihood that our MHI TRS Entities will be able to realize its deferred tax assets and the continuing need for a valuation allowance.  As of June 30, 2021, we determined, based on all available positive and negative evidence, that it is more-likely-than-not that future taxable income will not be available during the carryforward periods to absorb all of the consolidated federal and state net operating loss carryforward.

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

As of June 30, 2021, we had approximately $336.6 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237%, the Secured Notes of $20.0 million, with a fixed rate of 6.0% and the PPP Loan of $10.7 Million, with a fixed rate of 1.0% and approximately $50.9 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.74%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR and in Prime Rate.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, The Whitehall and the DoubleTree by Hilton Raleigh Brownstone-University remains at approximately $50.9 million, the balance at June 30, 2021, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and in Prime Rate, would be approximately $0.2 million.

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

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Other than the risks mentioned below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2020.  Additional risks are:

Holders of our outstanding preferred shares have the rights to elect additional board members.

As of June 30, 2021, the Company had issued and outstanding 1,510,000 shares of our Series B Preferred Stock, 1,469,610 shares of our Series C Preferred Stock, and 1,165,000 shares of our Series D Preferred Stock.  Holders of Sotherly’s preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares.  Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock voting together as a separate class have the right to elect two additional directors to Sotherly’s board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive).  As of June 30, 2021, distributions on Sotherly’s Preferred Stock are in arrears for the last six quarterly payments.  Therefore, the holders of Sotherly’s Series B, Series C, and Series D Preferred Stock are entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2021, the Company exchanged a total of 1,542,727 shares of its common stock for an aggregate of 220,000 shares of preferred stock with Palogic of its 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock, and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock in a privately negotiated transaction.  The issuance of the shares of the common stock was made by the Company pursuant to the exemption from the registration requirements of Section 3(a)(9) of the Securities Act on the basis that these offers constituted an exchange with an existing holder of the Company’s securities.  No commission or other remuneration was paid to any party for soliciting such exchange and the transactions did not involve a public offering.  In consideration for the common share issuances, the Company received the preferred shares from the stockholders, which preferred shares were cancelled and of no further effect.

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

Item 3.	Defaults upon Senior Securities

Preferred Stock

The Company’s distribution on the shares of the Series B Preferred Shares, Series C Preferred Shares, and Series D Preferred Shares are in arrears for six quarterly periods.  When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s preferred stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

The Company announced that it was deferring payment of Sotherly’s previously announced dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020, and deferring payment of dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021.  The relevant distributions were as follows:

•	A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•	A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•	A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The total arrearage of unpaid cash dividends declared and undeclared on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through August 12, 2021, are $4,530,000, $4,339,946, and $3,164,687, respectively.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

10.20

Second Amendment to Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC, Newport Hospitality Group, Inc. and Our Town Hospitality (incorporated by reference to the document previously filed as Exhibit 10.20 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2021).

10.21

Amendment No. 2 to Credit Agreement between Our Town Hospitality LLC and MHI Hospitality TRS, LLC (incorporated by reference to the document previously filed as Exhibit 10.21 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2021).

10.22

Share Exchange Agreement between Sotherly Hotels Inc. and Palogic Value Fund, L.P. (incorporated by reference to the document previously filed as Exhibit 10.22 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021).

10.23	Amended and Restated Purchase and Sale Agreement between Louisville Hotel Associates, LLC and Lockwood Development Partners LLC.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: August 16, 2021	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: August 16, 2021	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer