Form 10-K
period 2021-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2022-03-25
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Sotherly Hotels Inc.    Yes   ☐     No   ☒          Sotherly Hotels LP     Yes   ☐     No   ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2021, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $42,010,437 based on the closing price quoted on the NASDAQ ® Stock Market.

As of March 5, 2022, there were 17,631,326 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Auditor Firm Id: 57	Auditor Name: Dixon Hughes Goodman LLP	Auditor Location: Richmond, Virginia

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2021 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the adverse effect of the novel coronavirus (COVID-19) on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets.  The significance, extent and duration of the impacts caused by the COVID-19 outbreak on the Company will depend on future developments, which are uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions mandated and taken to contain the pandemic or mitigate its impact, the Company’s ability to negotiate forbearance and/or modifications agreements with its lenders on acceptable terms, or at all, and the direct and indirect economic effects of the pandemic and containment measures, among others.  Moreover, investors are cautioned to interpret many of the risks set forth under the Section titled “Risk Factors” in Item 1A of this report as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.  Such additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the widespread outbreak of COVID-19 or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”).  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. Additional factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. As of the filing date, the Company owns approximately 94.0% of the general and limited partnership units in the Operating Partnership. Limited partners own the remaining Operating Partnership units.

As of December 31, 2021, our portfolio consisted of twelve full-service, primarily upscale and upper-upscale hotels located in eight states with an aggregate of 3,156 hotel rooms, and interests in two condominium hotels and their associated rental programs.  All of our hotels are wholly-owned by subsidiaries of the Operating Partnership and are managed on a day-to-day basis by Our Town Hospitality, LLC (“Our Town”). Our portfolio is concentrated in markets that we believe possess multiple demand generators and have significant barriers to entry for new product delivery, which are important factors for us in identifying hotel properties that we expect will be capable of providing strong risk-adjusted returns.

In order for the Company to qualify as a REIT, it cannot directly manage or operate our hotels. Therefore, we lease our wholly-owned hotel properties to entities that we refer to as our “TRS Lessees”, which are wholly-owned subsidiaries of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively with the TRS Lessees, the “MHI TRS Entities”).  The MHI TRS Entities, in turn, have engaged Our Town, which is an eligible independent management company, to manage the day-to-day operations at our hotels.  MHI Holding is a taxable REIT subsidiary (“TRS”) for federal income tax purposes.

Our corporate office is located at 306 South Henry Street, Suite 100, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

COVID-19

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was significantly reduced and had a significant impact on our results of operations.  Hotel demand has begun to improve due largely to increased vaccination rates and the lifting of government mandates.  See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

Our Properties

As of December 31, 2021, our hotels were located in Florida, Georgia, Indiana, Maryland, Virginia, North Carolina, Pennsylvania and Texas.  Nine of these hotels operate under franchise agreements with major hotel brands, and three are independent hotels.  We also own the hotel commercial condominium units of the Hyde Resort & Residences and Hyde Beach House Resort & Residences condominium hotels.  We closed the sale of the Sheraton Louisville Riverside on February 10, 2022.  The DoubleTree by Hilton Raleigh Brownstone-University is under contract to be sold.  See Item 2 in Part I and Item 7 in Part II of this Form 10-K for additional detail on our properties.

Our Strategy and Investment Criteria

Our strategy is to grow through acquisitions of full-service, upscale and upper-upscale hotel properties located in the primary markets of the southern United States.  Sotherly may also opportunistically acquire hotels throughout other regions of the United States. We intend to grow our portfolio through disciplined acquisitions of hotel properties and believe that we will be able to source significant external growth opportunities through our management team’s extensive network of industry, corporate and institutional relationships.  Current market conditions and the terms of our loan agreements limit our ability to pursue our growth strategy, but as economic conditions improve and demand and consumer confidence increase, we intend to position the Company to execute on our growth strategy.  We are not subject to limitations on the amount or percentage of our total assets that may be invested in any one property. Additionally, no limits have been set on the concentration of investments in any one location or facility type. Our policy is to acquire assets primarily for income and long-term appreciation.

Our investment criteria are further detailed below:

•

Geographic Growth Markets: Our growth strategy focuses on the major markets in the Southern region of the United States. Our management team remains confident in the long-term growth potential associated with this part of the United States. We believe these markets have, during the Company’s and our predecessors’ existence, been characterized by population growth, economic expansion, growth in new businesses and growth in the resort, recreation and leisure segments. We will continue to focus on these markets, including coastal locations, and will investigate other markets for acquisitions only if we believe these new markets will provide similar long-term growth prospects. Sotherly may also opportunistically acquire hotels throughout the United States.

•

Full-Service Hotels: Our acquisition strategy focuses on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper-upscale categories and include such brands as Hilton, Doubletree by Hilton, and Hyatt, as well as independent hotels affiliated with Preferred Hotels & Resorts.  We may also acquire commercial unit(s) within upscale to upper-upscale condominium hotel projects, allowing us to establish and operate unit rental programs. We do not own limited service or extended-stay hotels. We believe that full-service hotels, in the upscale to upper-upscale categories, will outperform the broader U.S. hotel industry, and thus offer the highest returns on invested capital. Sotherly may also opportunistically acquire hotels outside of the full-service, upscale or upper-upscale category.

•	Significant Barriers to Entry: We intend to execute a strategy that focuses on the acquisition of hotels in prime locations with significant barriers to entry.
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
•

Investments in Mortgages, Structured Financings and Other Lending Policies:  In sourcing acquisitions for our core turnaround growth strategy, we may pursue investments in debt instruments that are collateralized by underperforming hotel properties. In certain circumstances, we believe that owning these debt instruments is a way to (i) ultimately acquire the underlying real estate asset and (ii) provide a non-dilutive current return to the Company’s stockholders in the form of interest payments derived from the ownership of the debt. Our principal goal in pursuing distressed debt opportunities is ultimately to acquire the underlying real estate. By owning the debt, we believe that we may be in a position to acquire deeds to properties that fit our investment criteria in lieu of foreclosures. We do not have a policy limiting our ability to invest in loans secured by properties or to make loans to other persons. We may consider offering purchase money financing in connection with the sale of properties where the provision of that financing will increase the value to be received by us for the property sold. We may make loans to joint ventures in which we may participate in the future. However, neither Sotherly nor the Operating Partnership intend to engage in significant lending activities.

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

We also require detailed and refined reporting data from our hotel manager, which includes detailed accounts of revenues, revenue segments, expenses and forecasts based on current and historic booking patterns. We also believe we optimize and successfully manage capital costs at our hotels while ensuring that adequate product standards are maintained to provide a positive guest experience.

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

Our portfolio management strategy includes efforts to optimize labor costs. Our third-party hotel manager is responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we monitor our hotel manager and make recommendations regarding the operation of our hotels.  The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having approximately 31 employees electing to participate under a collective bargaining arrangement. Further, the employees at our hotels that are managed by Our Town are eligible to receive health and other insurance coverage through Our Town, which self-insures. Self-insuring has, in our opinion and experience, provided significant savings over traditional insurance company sponsored plans.

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

Our Principal Agreements

Management Agreements

Our hotels are managed on a day-to-day basis by Our Town, an eligible independent management company.  The base management fee for each of our hotels is a percentage of the gross revenues of the hotel and is due monthly.  The applicable percentages of gross revenue for the base management fee for each of our wholly-owned hotels and our condominium hotel rental programs are shown below:

Hotel Name	Commencement Date	Expiration Date	Percentage Fee
Hotel Ballast Wilmington, Tapestry Collection by Hilton	January 1, 2020	March 31, 2025	2.50%
The DeSoto	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Philadelphia Airport	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Brownstone - University	January 1, 2020	March 31, 2025	2.50%
Sheraton Louisville Riverside (1)	January 1, 2020	March 31, 2025	2.50%
Hotel Alba Tampa, Tapestry Collection by Hilton	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Jacksonville Riverfront	January 1, 2020	March 31, 2025	2.50%
DoubleTree by Hilton Laurel	January 1, 2020	March 31, 2025	2.50%
Georgian Terrace	January 1, 2020	March 31, 2025	2.50%
The Whitehall	January 1, 2020	March 31, 2025	2.50%
(1)	The Sheraton Louisville Riverside was sold on February 10, 2022.

Hotel Name	Commencement Date	Expiration Date	Year 1	Year 2	Year 3	Years 4-5 & Renewals
DoubleTree Resort by Hilton Hollywood Beach	April 1, 2020	March 31, 2025	2.00%	2.25%	2.50%	2.50%
Hyde Resort & Residences	April 1, 2020	March 31, 2025	2.00%	2.25%	2.50%	2.50%
Hyde Beach House Resort & Residences	April 1, 2020	March 31, 2025	2.00%	2.25%	2.50%	2.50%
Hyatt Centric Arlington	November 15, 2020	March 31, 2025	2.00%	2.25%	2.50%	2.50%

Agreements with Our Town.  Our Town is the management company for each of our twelve wholly-owned hotels, as well as the manager for our two condominium rental programs.  As of December 31, 2021, Our Town was a majority-owned subsidiary of Newport Hospitality Group, Inc (“Newport”).  On February 25, 2022, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer increased their beneficial ownership to approximately 51.3% and 1.5%, respectively, of the total outstanding ownership interests of Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town and have certain governance rights.

On September 6, 2019, we entered into a master agreement with Newport and Our Town related to the management of certain of our hotels, as amended on December 13, 2019 (as amended, the “OTH Master Agreement”).  On December 13, 2019, and subsequent dates we entered into a series of individual hotel management agreements for the management of our hotels.  Those hotel management agreements for our 11 wholly-owned hotels and the two rental programs are each referred to as an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”.

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

Each of the OTH Hotel Management Agreements has an initial term ending March 31, 2025.  Each of the OTH Hotel Management Agreements may be extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension.  The agreements provide that Our Town will be the sole and exclusive manager of the hotels as the agent of the respective TRS Lessee, at the sole cost and expense of the TRS Lessee (except for the initial advances and amounts borrowed by Our Town under the Credit Agreement as described below), and subject to certain operating standards.  Each OTH Hotel Management Agreement may be terminated in connection with a sale of the related hotel.  In connection with a termination upon the sale of the hotel, Our Town will be entitled to receive a termination fee equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the OTH Hotel Management Agreement.  Upon the sale of a hotel, no termination fee will be due in the event the Company elects to provide Our Town with the opportunity to manage another comparable hotel and Our Town is not precluded from accepting such opportunity.  Our Town is required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

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

Franchise Agreements

As of December 31, 2021, all but three of our wholly-owned hotels operate under franchise licenses from national hotel companies.  As our franchise agreements expire, we will continue to evaluate each hotel on a case-by-case basis and decide whether to renew or terminate the agreement.  We also periodically review our independent hotels to determine whether they would be better served by operating under a franchise license.

Our TRS Lessees hold the franchise licenses for our wholly-owned hotels. Our hotel manager must operate each of our hotels they manage in accordance with and pursuant to the terms of the franchise agreement for the hotel.

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

As the franchisee, our TRS Lessees are required to pay franchise/royalty fees, as well as certain other fees for marketing and reservations services in amounts that range from approximately 3.0% to 4.0% of gross revenues.  The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties as of December 31, 2021:

	Franchise/Royalty	Expiration
	Fee (1)	Date
Hotel Alba Tampa, Tapestry Collection by Hilton (2)	5.0%	June 2029
DoubleTree by Hilton Jacksonville Riverfront	5.0%	September 2025
DoubleTree by Hilton Laurel	5.0%	October 2030
DoubleTree by Hilton Philadelphia – Airport	5.0%	October 2024
DoubleTree by Hilton Raleigh Brownstone – University	5.0%	March 2023
DoubleTree Resort by Hilton Hollywood Beach	5.0%	October 2027
Hotel Ballast Wilmington, Tapestry Collection by Hilton (2)	5.0%	April 2028
Hyatt Centric Arlington	5.0%	March 2038
Sheraton Louisville Riverside (3)	5.0%	April 2023

(1)  Percentage of room revenues payable to the franchisor.

(2)  The Franchise/Royalty Fee is 3.0% for operating year 1, 4.0% for operating year 2, and 5.0% thereafter.

(3)  The Sheraton Louisville Riverside hotel was sold on February 10, 2022.

Lease Agreements

TRS Leases

In order for the Company to maintain qualification as a REIT, neither the Company nor the Operating Partnership or its subsidiaries can operate our hotels directly. Our wholly-owned hotels are leased to our TRS Lessees, which have engaged a third-party management company to manage the hotels. Each lease has a non-cancelable term ranging from four to thirty years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

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

Secured Note Financing

On December 31, 2020, we closed a transaction with KWHP SOHO, LLC, a Delaware limited liability company (“KW”), as collateral agent and a note investor, and MIG SOHO, LLC, a Delaware limited liability company (“MIG”, and together with KW, the “Investors”), as a note investor, whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership.  Under the terms of the note purchase we had an option to require the Investors to purchase an additional $10.0 million in Secured Notes, which has now expired.  As of the date of this report, there is an aggregate of $20.0 million Secured Notes outstanding.  The obligations of the Operating Partnership were guaranteed by the Company.  We entered into the following agreements: (i) a Note Purchase Agreement; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement; (iv) a Board Observer Agreement; and (v) other related ancillary agreements.  The Secured Notes mature in 3 years and will be payable on or before the maturity date at the rate of 1.47x the principal amount borrowed during the initial 3-year term, with a 1-year extension at Company’s option.  The Secured Notes also carry a 6.0% current interest rate, payable quarterly during the initial 3-year term.  Pursuant to the Pledge Agreement, certain subsidiaries of the Operating Partnership entered into the Pledge Agreement with KW, pursuant to which we agreed to pledge and grant to KW a first priority security interest in the equity interests, including certain voting rights, of our affiliates that own The DeSoto in Savannah, Georgia; the Hotel Ballast in Wilmington, North Carolina; and the DoubleTree by Hilton Philadelphia Airport hotel (collectively, the “Pledged Collateral”).  Upon an uncured monetary event of default under the Secured Notes, KW, as collateral agent, has a right to sell, lease or otherwise dispose of or realize upon the Pledged Collateral in order to satisfy any amounts outstanding under the Secured Notes.  Pursuant to the Board Observer Agreement, the Company granted KW the option and the right, while the Secured Notes remain outstanding, to appoint a single representative to attend meetings of the Company’s board of directors and its committees in a non-voting, observer capacity only.

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

The Company has one TRS, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2021, of approximately $55.4 million and deferred timing differences of approximately $2.4 million attributable to accrued, but not deductible, vacation and sick pay amounts, business interest, depreciation and other timing differences. The Company has not incurred federal income taxes since its formation. During the first quarter of 2020, we reduced our deferred tax assets through the establishment of a 100% valuation allowance of approximately $5.4 million. During the year ended December 31, 2020, we increased the valuation allowance to approximately $14.7 million and increased it again during the year ended December 31, 2021 to approximately $14.9 million.

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

Employees and Human Capital

As of December 31, 2021, we employed 10 full-time persons, all of whom work at our corporate office in Williamsburg, Virginia.  We believe relations with our employees are positive. Our human capital resources objectives include attracting and retaining talented and well-qualified employees.  Our compensation program, including competitive salaries and other benefits, are designed to attract, hire, retain and motivate highly qualified employees and executives.  We are committed to enhancing our culture through efforts to promote and preserve inclusion and by providing and maintaining a safe work environment.  All persons employed in the day-to-day operations of each of our hotels are employees of our third-party hotel manager engaged by our TRS Lessees to operate such hotels.

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

SUMMARY

Risks Related to Our Business and Properties

•	Risks related to the limited number of hotels that we own.
•	Risks related to increased hotel operating expenses and decreased hotel revenues.
•	Risks related to our investment strategy, and the acquisition, renovation, or repositioning of hotels.
•	Risks related to our third-party management companies.
•	Risks related to our ability to make distributions.
•	Risks related to the geographic concentration of our hotels.
•	Risks related to the concentration of our hotel franchise agreements.
•	Risks related to our ground lease for the Hyatt Centric Arlington.
•	Risks related to hedging against interest rate exposure.
•	Risks related to investment opportunities and growth prospects.
•	Risks related to internal controls.
•	Risks related to information technology.
•	Risks related to natural disasters and the physical effects of climate change.

Risks Related to the Lodging Industry

•	Risks related to COVID-19.
•	Risks related to the overall economy and our financial performance.
•	Risks related to operating risks, seasonality of the hotel business, investment concentration in particular segments of a single industry, and capital expenditures.
•	Risks related to operating hotels with franchise agreements.
•	Risks related to restrictive covenants in certain of our franchise agreements.
•	Risks related to hotel re-development.
•	Risks related to obtaining financing.
•	Risks related to uninsured and underinsured losses.
•	Risks related to governmental regulations, including regulations covering environmental matters or the Americans with Disabilities Act.
•	Risks related to unknown or contingent liabilities.
•	Risks related to future terrorist activities.

General Risks Related to the Real Estate Industry

•	Risks related to illiquidity of real estate investments.
•	Risks related to future acquisitions.
•	Risks related to property damage including harmful mold.
•	Risks related to increases in property taxes.

Risks Related to Our Debt and Financing

•	Risks related to our financial leverage.
•	Risks related to our forbearance agreements.
•	Risks related to our financial covenants.
•	Risks related to our debt maturities.
•	Risks related to our borrowing costs.
•	Risks related to interest rates.

Risks Related to Our Organization and Structure

•	Risks related to change of control.
•	Risks related to our executive employment agreements.

•	Risks related to ownership limitations on our common stock and preferred stock.
•	Risks related to our preferred stock.
•	Risks related to future indebtedness.
•	Risks related to our REIT status.
•	Risks related to our major corporate policies.
•	Risks related to key personnel.

Risks Related to Conflicts of Interest of Our Officers and Directors

•	Risks related to conflicts of interest of our officers and directors.

Federal Income Tax Risks Related to the Company’s Status as a REIT.

•	Risks related to potential failure to qualify as a REIT.
•	Risks related to potential failure to make distributions.
•	Risks related to MHI Holding, including its TRS qualification and potential tax liability.
•	Risks related to potential tax liabilities.
•	Risks related to highly technical and complex REIT compliance requirements.
•	Risks related to Operating Partnership’s qualification as a partnership for federal income tax purposes.
•	Risks related to the qualification of our hotel manager as an “eligible independent contractor”.
•	Risks related to our TRS leases.
•	Risks related to taxation of dividend income and U.S. withholding tax.
•	Risks related to foreign investors.
•	Risks related to U.S. tax reform and related regulatory action.

DETAIL

Risks Related to Our Business and Properties

We own a limited number of hotels and significant adverse changes at one hotel could have a material adverse effect on our financial performance and may limit our ability to make distributions to stockholders.

As of December 31, 2021, our portfolio consisted of twelve wholly-owned hotels with a total of 3,156 rooms and the hotel commercial condominium units of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences condominium hotels. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

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

Under the terms of our management agreements with our hotel manager and the REIT qualification rules, our ability to participate in operating decisions regarding the hotels is limited. We will depend on our hotel manager to operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, and average daily rates (“ADR”), we may not be able to force a hotel management company to change its method of operating our hotels. Additionally, in the event that we need to replace a hotel management company in the future, we may be required by the terms of the applicable management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

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

A substantial number of our hotels operate under brands owned by Hilton Worldwide (Hilton); therefore, we are subject to risks associated with concentrating our portfolio in one brand.  We also own a hotel operated under the brand owned by Hyatt Hotels Corporation (Hyatt).

In our portfolio, the majority of the hotels that we owned as of December 31, 2021 utilize brands owned by Hilton. As a result, our success is dependent in part on the continued success of Hilton and their respective brands. If market recognition or the positive perception of Hilton is reduced or compromised, the goodwill associated with the Hilton branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.  As of March 1, 2022, we owned one property under the Hyatt brand.  Our success is also dependent in part on the continued success, market recognition, and positive perception of these brands.

Our ground lease for the Hyatt Centric Arlington may constrain us from acting in the best interest of stockholders or require us to make certain payments.

The Hyatt Centric Arlington is subject to a ground lease with a third-party lessor which requires us to obtain the consent of the relevant third-party lessor in order to sell the Hyatt Centric Arlington hotel or to assign our leasehold interest in the ground lease. Accordingly, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the lessor, even if we determine that the sale of this hotel or the assignment of our leasehold interest in the ground lease is in the best interest of the Company or our stockholders. In addition, at any given time, potential purchasers may be less interested in buying a hotel subject to a ground lease and may demand a lower price for the hotel than for a comparable property without such a restriction, or they may not purchase the hotel at any price. For these reasons, we may have a difficult time selling the hotel or may receive lower proceeds from any such sale. The ground lease is subject to four additional renewal periods of 10 years each, following the first renewal period which expires in 2035.  At the beginning of each renewal period, certain provisions of the lease may be adjusted by the lessor, which could impact payments we are required to make to the lessor.  The ground lease contains a rent reset provision that will reset the rent in June 2025 to a fixed amount per annum equal to 8.0% of the land value, subject to an appraisal process.  If we are not able to come to reasonable terms with the lessor at the end of the term or if we are found to have breached certain obligations under the ground lease, the hotel may suffer a substantial decline in value and we may be forced to dispose of the hotel at a substantial loss.

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

We and our hotel manager rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel manager rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel manager purchase some of our information technology from vendors, on whom our systems depend. We and our hotel manager rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel manager have taken steps, we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper functionality, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.  Our hotel manager carries cyber insurance policies to protect and offset a portion of potential costs incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party manager. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any cyber-attack occurrence could still result in losses at our properties, which could affect our results of operations. We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.  We also rely on the reservation systems of our brand partners and those systems may be hacked or subject to denial of service attacks.

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

Risks Related to the Lodging Industry

The novel coronavirus (COVID-19) outbreak has affected, and is likely to materially and adversely continue to affect travel and result in significantly reduced demand for our hotels.

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

Our business is likely to continue to be materially and adversely affected by the effect of the COVID-19 pandemic on the travel industry. Government travel advisories, corporate restrictions and airline travel cancellations have impacted demand at our hotels – in 2021 we experienced a substantial decline in group-related and transient business as compared to pre-pandemic levels. The ramifications of the pandemic will continue to affect our industry and our Company in the near term. Further spread or prolonged outbreak of COVID-19 or new variants may result in health or other government authorities extending existing travel restrictions, imposing additional restrictions, creating containment zones, and mandating closure of businesses, among other actions. Any such containment zones or mandatory business closures could include one or more of our hotels. Any of these events could result in a significant and prolonged drop in demand for our hotels, which would further the negative impact on our financial condition and results of operations. Due to the uncertainty inherent in the outbreak, we are not in a position to predict when or if normal travel patterns will resume.

Travel advisories and restrictions may be continued or reinstituted due to the continued outbreak or a resurgent outbreak of COVID-19. Furthermore, even in absence of such restrictions, travel demand may remain weak for a significant period of time as individuals or businesses may fear or restrict traveling, respectively. We are unable to predict if and when occupancy and the average daily rates at our hotels will return to pre-pandemic levels. Additionally, our hotels may be negatively impacted by adverse changes in the economy, including higher unemployment rates, declines in income levels, loss of personal wealth and possibly a national and/or global recession resulting from the impact of COVID-19. Declines in demand trends, occupancy and the average daily rates at our hotels may indicate that one or more of our hotels is impaired, which would adversely affect our financial condition and results of operations.  COVID-19 could also affect demand as follows: (i) the postponement or cancellation of conferences, conventions, festivals, sporting events, public events and other group business that would have otherwise brought individuals to the areas in which our hotels are located, which has caused, and could continue to cause, a decrease in occupancy rates over a prolonged period of time and exacerbate the seasonal volatility at our hotels; (ii) a general decline of in-person business meetings and an increase in the use of teleconferencing and video-conferencing technology, which could cause a sustained shift away from business-related travel and have a material adverse effect on the overall demand for hotel rooms; and (iii) a decrease in individuals’ willingness to travel as a result of actual or perceived health risks.

If the economy falls into a recessionary period or fails to maintain positive growth, our operating performance and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services, such as the decrease experienced due to COVID-19, will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We had net loss attributable to common stockholders of approximately $33.4 million for the 2021 fiscal year. An economic downturn, such as the once caused by COVID-19, may increase our losses or reduce our income in the future. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

The effects of the COVID-19 pandemic on our operations and financial performance could be long-lasting and severe.

The effects of the COVID-19 pandemic on the hotel industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows.  Due to the effects of the COVID-19 pandemic, we have experienced a severe decline in occupancy and, in turn, revenue.  Despite the increases in occupancy and revenue in 2021, we are still short of pre-pandemic levels.  We cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic, the greater the material adverse effect on our financial condition, our results of operations, the market price of our common shares, our ability to make distributions to our stockholders, our access to credit markets and our ability to service our indebtedness.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2021 and 2020, we spent approximately $3.2 million and approximately $4.0 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2021, the principal balance of our mortgages, unsecured and secured debt was approximately $380.2 million, not accounting for reductions of unamortized premiums or deferred financing costs as shown on our balance sheet.  Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

Our financial leverage could negatively affect our business and financial results, including the following:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, working capital, capital expenditures, future business opportunities, paying dividends or other purposes;

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;
•	adversely affect our ability to satisfy our financial obligations, including those related to our loan covenants;
•	limit our ability to refinance existing debt;
•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing or to modify the terms of existing obligations;
•	force us to dispose of one or more of our properties, possibly on unfavorable terms;
•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;
•	force us to issue additional equity, possibly on terms unfavorable to existing stockholders;
•	limit our flexibility to make, or react to, changes in our business and our industry; and
•	place us at a competitive disadvantage, compared to our competitors that have less debt.

We have entered into forbearance agreements and loan modification agreements with our mortgage lenders and we cannot guarantee that we will be able to comply with the terms of these agreements, or continue obtaining forbearance if needed.

In 2020 and 2021, we sought and obtained forbearance and loan modification agreements with lenders under the mortgages for certain of our hotel properties. As of December 31, 2020, we failed to make nine consecutive monthly payments of principal and interest under the mortgage secured by our DoubleTree Resort by Hilton Hollywood Beach hotel, which constituted an Event of Default.  On April 30, 2021, we entered into a loan modification and reinstatement agreement with the mortgage lender for the DoubleTree Resort by Hilton Hollywood Beach pursuant to which we agreed with the lender to amend and reinstate the promissory note and loan agreement on revised terms.  Under the amended loan agreement and promissory note we are required to pay the aggregate amount owed by the borrowing entity relating to deferred monthly payments for the period from April through December 2020 in 24 equal monthly installments of $119,591 beginning January 2021 and continuing through December 2022.  In addition, the lender agreed to certain accommodations, including to forbear collection of default interest and late payment charges accrued and unpaid under the original loan agreement and promissory note, provided that in the event of a future default those amounts will become due immediately and the waivers will no longer be effective.

As of December 31, 2021, we failed to meet financial covenant under the mortgage secured by The Whitehall in Houston, Texas.  We were able to obtain a waiver from the lender of the mortgage on The Whitehall in Houston, Texas through June 30, 2022.

In order to receive forbearance from the lenders on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” until the properties meet the criteria in the forbearance agreements for exiting the “cash traps”.

While the duration and extent of the reduction in hotel demand caused by the pandemic creates corresponding uncertainty regarding our future cash flows, the Company believes it has sufficient liquidity to meet its obligations for operating expenses, planned capital expenditures and scheduled payments of principal and interest – including scheduled repayments of deferred principal and interest on our mortgage debt.  However, the Company believes it is probable that over the course of the next two to four quarters it may fail to satisfy financial covenants contained in the mortgage secured by The Whitehall.  If the Company fails to obtain the requisite waivers, the lender could declare it in default and require repayment of the outstanding balances on the relevant loans.  If that were to occur, the Company may not have sufficient funds to pay the applicable debt.  While the Company believes we will be successful in obtaining waivers, forbearance arrangements and loan modifications, it cannot provide assurance that we will be able to do so on acceptable terms or at all.

In addition, the mortgage on the DoubleTree by Hilton Laurel matures in May 2022 and the mortgage on The Whitehall matures in February 2023.  Given the underperformance of these hotels due to the pandemic, the Company cannot guarantee that it will be able to modify, extend, renew or refinance the existing indebtedness on acceptable terms or at all.

U.S. generally accepted accounting principles (“U.S. GAAP”) requires that, when preparing financial statements for each annual and interim reporting period, management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.  Due to the uncertainties described above related to future cash flows and resulting compliance with the financial covenants as well as the upcoming maturity of the mortgage on The Whitehall, the Company determined that there is substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

We have five mortgage debt obligations maturing in 2022 through 2023, and the Secured Notes maturing in 2023, and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. The ability to refinance or replace mortgage debt is subject to market conditions and could become limited in the future. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In May 2022, the mortgage on our DoubleTree by Hilton Laurel matures. In June 2022 and August 2022, the mortgages on the Hotel Alba Tampa, Tapestry Collection by Hilton and the DoubleTree by Hilton Raleigh-Brownstone mature, respectively. In February 2023 and October 2023, the mortgage on The Whitehall and the DoubleTree by Hilton Philadelphia Airport mature, respectively. In December 2023, the Secured Notes mature, subject to an option to extend maturity for one year.  We also have additional significant obligations maturing in subsequent years. The total aggregate amount of our debt obligation scheduled to mature in 2022, inclusive of monthly principal and interest amortization of all our indebtedness, is approximately $70.3 million, which represents approximately 15.8% of our total debt obligation outstanding as of December 31, 2021.  The total aggregate amount of our debt obligation scheduled to mature in 2023, inclusive of monthly principal and interest amortization of all our indebtedness, is approximately $107.2 million, which represents approximately 24.0% of our total debt obligation outstanding as of December 31, 2021. The total aggregate amount of our debt obligation scheduled to mature in 2024, inclusive of monthly principal amortization of all our mortgage indebtedness, is approximately $50.0 million, which represents approximately 11.2% of our total debt obligation outstanding as of December 31, 2021.

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

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are underway. Any alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.

The mortgage loans encumbering our hotels located in Philadelphia, PA, Raleigh, NC, and Tampa, FL each have interest rates tied to LIBOR.  The Raleigh and Tampa mortgage loans are maturing prior to the final phase out of U.S. 1-month LIBOR in 2023, and the Philadelphia mortgage loan matures shortly thereafter in October 2023.  Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on those obligations if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in (i) interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form or (ii) an inability to hedge against an alternative method of calculating interest on those obligations.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase our debt service requirements and interest expense.  Currently, our floating rate debt is limited to the mortgages on the DoubleTree by Hilton Raleigh Brownstone-University, the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba Tampa, Tapestry Collection by Hilton and The Whitehall. Each of these mortgages bears interest at rates tied to the 1-month LIBOR, the New York Prime Rate, or substitute rate and provide for minimum rates of interest. To the extent that increases in the LIBOR, New York Prime Rate, or substitute rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

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

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares.  As of December 31, 2021, 1,510,000 shares of our Series B Preferred Stock were issued and outstanding, 1,384,610 shares of our Series C Preferred Stock were issued and outstanding, and 1,165,000 shares of our Series D Preferred Stock were issued and outstanding.  The aggregate liquidation preference with respect to the outstanding shares of Series B Preferred Stock is approximately $43.0 million, and annual dividends on our outstanding shares of Series B Preferred Stock are approximately $3.0 million.  The aggregate liquidation preference with respect to the outstanding shares of Series C Preferred Stock is approximately $39.4 million, and annual dividends on our outstanding shares of Series C Preferred Stock are approximately $2.7 million.  The aggregate liquidation preference with respect to the outstanding shares of Series D Preferred Stock is approximately $33.3 million, and annual dividends on our outstanding shares of Series D Preferred Stock are approximately $2.4 million.  Holders of our Series B, Series C, and Series D Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions.  This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.  In addition, holders of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred

Stock voting together as a separate class have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive).  As of December 31, 2021, distributions on our Preferred Stock are in arrears for the last eight quarterly payments.  Therefore, the holders of our Series B, Series C, and Series D Preferred Stock are entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  No dividends may be paid on our common stock until such time as the Preferred Stock distributions are made current.

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

Conflicts of interest relating to Our Town may lead to management decisions that are not in the stockholders’ best interest. Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, together own an interest of approximately 52.8%, as of February 25, 2022, in Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town.

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

Holders of units in our Operating Partnership, including trusts controlled in whole or part by members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including a trust controlled by Andrew M. Sims, and a charitable trust controlled by Edward S. Stein, may have different objectives than holders of the Company’s stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. As of December 31, 2021, these trusts owned approximately 1.0% of the outstanding units in our Operating Partnership. Although the individuals controlling the trusts do not have any beneficial interest in the trusts, they may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to the Company’s stockholders, or may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Overall, no more than 20.0% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.  MHI Holding is a TRS and the Company may form other TRSs in the future.  The Company plans to monitor the value of its shares of MHI Holding and of any other TRS the Company may form.   However, there can be no assurance that the IRS will not attempt to attribute additional value to the shares of MHI Holding or to the shares of any other

TRS that the Company may form.  If the Company is treated as owning securities of one or more TRSs with an aggregate value that is in excess of the thresholds outlined above, the Company could lose its status as a REIT or become subject to penalties.

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

If MHI Holding does not qualify as a TRS, or if the Company’s hotel manager does not qualify as an “eligible independent contractor,” the Company would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to its stockholders.

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

Additionally, if the Company’s hotel manager does not qualify as an “eligible independent contractor,” the Company would fail to qualify as a REIT. Each hotel manager that enters into a management contract with the TRS Lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid by the TRS Lessees to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager must not own, directly or through its stockholders, more than 35.0% of the Company’s outstanding shares, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35.0% thresholds are complex. Although the Company intends to monitor ownership of its shares by its hotel manager and its owners, there can be no assurance that these ownership levels will not be exceeded.

In addition, for the Company’s hotel management company to qualify as an “eligible independent contractor,” such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS. The Company believes the hotel manager operates qualified lodging facilities for certain persons who are not related to the REIT or its TRSs. However, no assurances can be provided that this will continue to be the case or that any other hotel management companies that the Company may engage in the future will in fact comply with this requirement in the future. Failure to comply with this requirement would require the Company to find other managers for future contracts, and, if the Company hired a management company without knowledge of the failure, it could jeopardize the Company’s status as a REIT.

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

The Company will incur a 100.0% excise tax on its transactions with MHI Holding and the TRS Lessees that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by the TRS Lessees exceeds an arm’s-length rental amount, such amount potentially will be subject to this excise tax. The Company intends that all transactions among itself, MHI Holding and the TRS Lessees will be conducted on an arm’s-length basis and, therefore, that the rent paid by the TRS Lessees will not be subject to this excise tax.  While the Company believes its leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.

Taxation of dividend income could make the Company’s stock less attractive to investors and reduce the market price of its stock.

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect the Company or could adversely affect its stockholders. Currently, “qualified dividends,” which include dividends from domestic C corporations that are paid to non-corporate stockholders, are subject to a reduced maximum U.S. federal income tax rate of 20.0%, plus a 3.8% Medicare tax discussed below. Because REITs generally do not pay corporate-level taxes as a result of the dividends-paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for a reduced tax rate. Moreover, while certain of our dividends distributed to non-corporate taxpayers in taxable years prior to January 1, 2026, qualify for a potential 20.0% deduction from the tax otherwise imposed on such income, there is no assurance that we will always distribute ordinary income dividends, or that Congress will not repeal such legislation. Non-corporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

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

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors in Company stock.  The Tax Cuts and Jobs Act (“TCJA”) and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) made significant changes to the U.S. federal tax system.  Specifically, and as relevant to the Company and its subsidiaries, the TCJA reduced the maximum corporate tax rate from 35% to 21%, allows for full expensing of certain property, revised the net operating loss (“NOL”) provisions, set limitations on certain types of interest deductions, and expanded limitations on deductions for executive compensation.  The TCJA also temporarily reduced individual federal income tax rates on ordinary income (the highest individual federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026).

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

•

Reduced rate for pass-through entities.  For taxable years prior to January 1, 2026, the TCJA provides non-corporate taxpayers with a potential 20% deduction against taxable income with respect to certain income earned through pass-through entities.  REIT ordinary dividends, such as dividends the Company distributes to investors of its stock, automatically qualify for the deduction. In addition, the IRS has issued Treasury regulations that provide ordinary dividends earned by a non-corporate taxpayer indirectly through a regulated investment company (within the meaning of Code Section 851) will qualify for the potential 20.0% deduction against taxable income. Moreover, there is no assurance that Congress will not repeal the current favorable deduction applicable to ordinary dividends that we distribute.

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

Investors in our stock are strongly encouraged to consult with a tax advisor with respect to the potential impact the TCJA and/or the CARES Act may have with respect to investing in our Company’s stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2021, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR in Part II of this Annual Report on Form 10-K):

	Number of		Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms		2021	2021	2021	2020	2020	2020	2019	2019	2019
The DeSoto, Savannah, Georgia	246		59.3%	$185.06	$109.76	29.3%	$150.24	$44.03	65.4%	$174.75	$114.34
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293		65.7%	$135.34	$88.96	38.3%	$135.19	$51.77	78.5%	$139.53	$109.53
DoubleTree by Hilton Laurel, Laurel, Maryland	208		48.0%	$100.75	$48.41	31.9%	$89.92	$28.69	69.9%	$107.34	$75.06
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331		58.9%	$123.41	$72.71	36.4%	$110.37	$40.22	76.6%	$143.95	$110.20
DoubleTree by Hilton Raleigh Brownstone – University, Raleigh, North Carolina (1)	190		43.4%	$115.99	$50.35	27.0%	$113.86	$30.69	76.3%	$139.73	$106.63
DoubleTree Resort by Hilton Hollywood Beach, Hollywood, Florida	311		52.2%	$186.73	$97.45	35.3%	$162.97	$57.45	70.5%	$173.25	$122.22
Georgian Terrace, Atlanta, Georgia	326		48.7%	$183.53	$89.35	25.1%	$186.04	$46.73	70.0%	$204.60	$143.15
Hotel Alba Tampa, Tapestry Collection by Hilton, Tampa, Florida	222		72.8%	$143.09	$104.15	34.8%	$137.75	$47.98	66.2%	$129.91	$85.97
Hotel Ballast Wilmington, Tapestry Collection by Hilton, Wilmington, North Carolina	272		54.3%	$171.60	$93.18	33.1%	$148.48	$49.19	68.5%	$161.50	$110.58
Hyatt Centric Arlington, Arlington, Virginia	318		43.7%	$125.47	$54.83	26.1%	$133.75	$34.91	79.1%	$188.15	$148.77
Sheraton Louisville Riverside, Jeffersonville, Indiana (2)	180		59.5%	$101.62	$60.46	43.6%	$96.84	$42.20	67.9%	$114.92	$78.02
The Whitehall, Houston, Texas	259		29.5%	$128.31	$37.91	21.8%	$132.01	$28.81	62.2%	$143.33	$89.18
Wholly-Owned Properties Total	3,156
Condominium Hotels
Hyde Resort & Residences	102	(3)	54.2%	$415.38	$225.21	24.1%	$332.86	$80.10	50.5%	$295.49	$149.36
Hyde Beach House Resort & Residences	128	(3)	40.1%	$408.40	$163.93	11.7%	$330.14	$38.67	15.0%	$341.58	$51.36
Total Hotel & Participating Condominium Hotel Rooms	3,386

(1)	The DoubleTree by Hilton Raleigh Brownstone-University is under contract to be sold.
(2)	The Sheraton Louisville Riverside hotel was sold on February 10, 2022.
(3)

We own the hotel commercial unit and operate a rental program.  Reflects only those condominium units that were participating in the rental program as of December 31, 2021.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owners and unavailable for rent to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock trades on the NASDAQ ® Global Market under the symbol “SOHO”.  The closing price of the Company’s common stock on the NASDAQ ® Global Market on March 1, 2022 was $2.25 per share.

Stockholder Information

As of March 1, 2022, there were approximately 84 holders of record of the Company’s common stock.

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Recent Sales of Unregistered Securities

On December 16, 2021, a holder of units in the Operating Partnership redeemed 32,681 units for an equivalent number of shares of the Company’s common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of March 1, 2022, there were 9 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc.

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

There were no sales of unregistered securities in the Operating Partnership during 2021.

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

The following tables set forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its common and preferred shares to Company’s stockholders for fiscal year 2020 to 2021. The same table sets forth the Operating Partnership’s distributions per common and preferred partnership units for fiscal year 2020 to 2021:

Dividend (Distribution) Payments - Common
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2020	March 31, 2020	n/a (1)	$0.130	0.00%	100.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
January 2021 (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
(1)	This dividend was declared on January 27, 2020, but both the record date and payment date have been indefinitely deferred.
(2)	This distribution has not been declared and has not been paid.

Dividend (Distribution) Payments - Series B Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2020	March 31, 2020	n/a (1)	$0.50	0.00%	100.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
January 2021 (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%

Dividend (Distribution) Payments - Series C Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2020	March 31, 2020	n/a (1)	$0.492188	0.00%	100.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
January 2021 (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%

Dividend (Distribution) Payments - Series D Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2020	n/a	n/a (1)	$0.515625	7.18%	92.83%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
January 2021 (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
n/a (2)	n/a	n/a	$-	0.00%	0.00%
(1)	This distribution was declared on January 27, 2020, but both the record date and payment date have been indefinitely deferred.
(2)	This distribution has not been declared and has not been paid.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States.  Since January 1, 2019, we have completed the following acquisitions and dispositions:

•	On September 27, 2019, we acquired the hotel commercial unit of the Hyde Beach House Resort & Residences, a 342-unit condominium-hotel located in the Hollywood, Florida market.
•	On November 30, 2021, we entered into a contract to sell the DoubleTree by Hilton Raleigh Brownstone-University hotel. The sale of the hotel is subject to various closing conditions.
•	On February 10, 2022, we sold the Sheraton Louisville Riverside hotel located in Jeffersonville, Indiana.

As of March 15, 2022, our hotel portfolio consisted of eleven full-service, primarily upscale and upper-upscale hotels with an aggregate total of 2,976 rooms, as well as interests in two condominium hotels and their associated rental programs.  Eight of our hotels operate under well-known brands such as DoubleTree and Hyatt, and three are independent hotels.  As of March 15, 2022, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University (3)	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,976

Condominium Hotel
Hyde Resort & Residences	102	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	128	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,206
(1)	Operated as an independent hotel.
(2)

We own the hotel commercial unit and operate a rental program.  Reflects only those condominium units that were participating in the rental program as of December 31, 2021.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

(3)	As of the date of this report, the DoubleTree by Hilton Raleigh Brownstone-University is under contract to be sold.

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and currently owns an approximate 94.0% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

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

Effects of COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world.  As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced.  Following the government mandates and health official recommendations, we significantly reduced operations at all our hotels, suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses.  Our hotels have been gradually re-introducing guest amenities relative to the return of business while focusing on profit generators and margin control and we intend to continue those re-introductions, provided that we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.

COVID-19 had a significant negative impact on our operations and financial results in 2021, including a substantial decline in our revenues, profitability and cash flows from operations compared to similar pre-pandemic periods.  While the resurgence of leisure travel demand contributed to improved results for 2021 compared to 2020, business travel demand continues to lag.  As a result, although we anticipate further recovery in 2022, the Company cannot estimate with certainty when travel demand will fully recover.

The COVID-19 pandemic has also significantly contributed to economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our access to capital.  That economic uncertainty could increase our cost of capital during the course of the recovery from the pandemic.  Additionally, we sought and obtained forbearance and loan modification agreements with the lenders under the mortgages for all of our hotel properties.  See the discussion of forbearance, modifications, and waivers in Note 4 to the financial statements.

As of December 31, 2021, we failed to meet the financial covenants under the mortgage secured by The Whitehall.  We have received a waiver of the financial covenants from the lender on The Whitehall mortgage through June 30, 2022.   While the Company believes it will be successful in obtaining waivers, loan modifications or securing refinance arrangements, it cannot provide assurance that it will be able to do so on acceptable terms or at all.  Based on our current projections, following the expiration of the waiver on the financial covenants from the mortgage lender on The Whitehall, we do not anticipate that the financial performance of the property will have sufficiently recovered in order to meet the existing covenants.  If we fail to obtain additional waivers from the lender, the lender could declare the Company in default under the mortgage loan on that property and require repayment of the outstanding balance.

As of December 31, 2021, the Company had approximately $13.2 million in unrestricted cash and approximately $12.4 million in restricted cash.

U.S. generally accepted accounting principles (“U.S. GAAP”) requires that, when preparing financial statements for each annual and interim reporting period, management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.  Due to the uncertainties described above related to future cash flows and resulting compliance with the financial covenants as well as the upcoming maturity of the mortgage on The Whitehall, the Company determined that there is substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Secured Note Financing

On December 31, 2020, we closed a transaction with KW, as collateral agent and a note investor, and MIG, as a note investor, whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership.  Under the terms of the note purchase, we had an option to require the Investors to purchase an additional $10.0 million in Secured Notes, which option has now expired.  As of the date of this report, there is an aggregate of $20.0 million Secured Notes outstanding.  We entered into the following agreements: (i) a Note Purchase Agreement; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement; (iv) a Board Observer Agreement; and (v) other related ancillary agreements.  The Secured Notes mature in 3 years and will be payable on or before the maturity date at the rate of 1.47x the principal amount borrowed during the initial 3-year term, with a 1-year extension at Company’s option.  The Secured Notes also carry a 6.0% current interest rate, payable quarterly during the initial 3-year term.  Certain subsidiaries of the Operating Partnership entered into the Pledge Agreement with KW, pursuant to which we agreed to pledge and grant to KW a first priority security interest in the equity interests, including certain voting rights, of our affiliates that own The DeSoto in Savannah, Georgia; Hotel Ballast in Wilmington, North Carolina; and the DoubleTree by Hilton Philadelphia Airport hotel.  Upon an uncured monetary event of default under the Secured Notes, KW, as collateral agent, has a right to sell, lease or otherwise dispose of or realize upon the Pledged Collateral in order to satisfy any amounts outstanding under the Secured Notes.  Pursuant to the Board Observer Agreement, the Company granted KW the option and the right, while the Secured Notes remain outstanding, to appoint a single representative to attend meetings of the Company’s board of directors and its committees in a non-voting, observer capacity only.  We are prohibited from making any equity distributions as long as the Secured Notes are outstanding.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

The following table illustrates the key operating metrics for the years ended December 31, 2021 and 2020 for our wholly-owned hotels and the condominium hotel units, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the twelve wholly-owned hotel properties that were under our control during all of 2020 (“actual” properties).

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Composite	Actual	Composite	Actual
Occupancy %	52.5%	52.9%	30.6%	31.7%
ADR	$160.51	$145.50	$144.88	$134.48
RevPAR	$84.29	$76.94	$44.28	$42.59

Revenue. Total revenue for the year ended December 31, 2021 was approximately $127.6 million, an increase of approximately $56.1 million, or 78.4%, from total revenue for the year ended December 31, 2020 of approximately $71.5 million.  The increase in revenue for the twelve months ended December 31, 2021, was due mainly to the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Room revenues at our properties for the year ended December 31, 2021 increased approximately $39.4 million, or 80.2%, to approximately $88.6 million compared to room revenues for the year ended December 31, 2020 of approximately $49.2 million with each of our properties experiencing increased occupancy.

Food and beverage revenues at our properties for the year ended December 31, 2021 increased approximately $5.1 million, or 48.3%, to approximately $15.8 million compared to food and beverage revenues of approximately $10.7 million for the year ended December 31, 2020, with most of our properties experiencing increased demand for food and beverage services as a result of increased occupancy.  Our properties in Laurel, Maryland, Houston, Texas and Hollywood Beach, Florida experienced decreases in food and beverage revenues collectively totaling approximately $0.5 million.

Other operating revenues for the year ended December 31, 2021 increased approximately $11.5 million, or 98.8%, to approximately $23.1 million compared to other operating revenues for the year ended December 31, 2020 of approximately $11.6 million.  Each of our properties experienced increased other operating revenues for the period with the exception of our property in Raleigh, North Carolina, which was relatively flat.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $22.0 million, or 29.4%, for the year ended December 31, 2021 to approximately $96.7 million compared to hotel operating expenses for the year ended December 31, 2020 of approximately $74.7 million. The increase in hotel operating expenses for the twelve months ended December 31, 2021, is directly related to the significant increase in hotel occupancy and gross revenue at all of our properties.

Rooms expense at our properties for the year ended December 31, 2021 increased approximately $7.1 million, or 45.8%, to approximately $22.7 million compared to rooms expense of approximately $15.6 million for the year ended December 31, 2020.

Food and beverage expenses at our properties for the year ended December 31, 2021 increased approximately $1.8 million, or 20.7%, to approximately $10.3 million compared to food and beverage expense of approximately $8.5 million for the year ended December 31, 2020.

Expenses from other operating departments increased approximately $3.5 million, or 67.4%, to approximately $8.6 million for the year ended December 31, 2021, compared to expenses from other operating departments of approximately $5.1 million for the year ended December 31, 2020.

Indirect expenses at our properties for the year ended December 31, 2021, increased approximately $9.6 million, or 21.1%, to approximately $55.1 million compared to indirect expenses of approximately $45.5 million for the year ended December 31, 2020. The increase in indirect expenses for the twelve months ended December 31, 2021, related to an expansion of operations to accommodate increased occupancy.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2021 slightly increased by 0.1%, to approximately $19.9 million compared to depreciation and amortization expense of approximately $19.9 million for the year ended December 31, 2020.

Impairment of Investment in Hotel Properties, Net. The impairment of investment in hotel properties, net for the years ended December 31, 2021 and 2020 was approximately $12.2 million and $0, respectively.  Our review of possible impairment at two of our hotel properties revealed an excess of current carrying costs over the estimated undiscounted cash flows, which was triggered by a reduction in the holding period due to the recent sale of the Sheraton Louisville Riverside as well as lack of certainty regarding our ability to extend or refinance the mortgage on The Whitehall in Houston, Texas which matures in early 2023. The resulting adjustment to fair market value resulted in a charge of approximately $12.2 million during the period ended December 31, 2021.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2021 increased approximately $0.5 million, or 7.8%, to approximately $7.0 million compared to corporate general and administrative expenses of approximately $6.5 million for the year ended December 31, 2020. The increase in corporate general and administrative expenses was mainly due to fees related to an abandoned debt offering as well as fees to the special servicer of our mortgage on the DoubleTree Resort by Hilton Hollywood Beach.

Interest Expense. Interest expense for the year ended December 31, 2021 increased approximately $4.6 million, or 25.6%, to approximately $22.7 million compared to approximately $18.1 million of interest expense for the year ended December 31, 2020. Approximately $4.0 million of the increase is related to the secured notes issued in December 2020.

Unrealized Gain (Loss) on Hedging Activities.  Unrealized gain (loss) on hedging activities primarily relates to the change in variance between the unamortized cost of the interest-rate swap related to our mortgage on the DoubleTree by Hilton Philadelphia Airport and the fair value of that interest-rate swap which is affected by both the decreasing number of payment periods in the swap period and the changes in anticipated LIBOR rates over the remaining period.  Those factors contributed to an unrealized gain of approximately $1.5 million for the year ended December 31, 2021, compared to an unrealized loss of approximately $1.0 million for the year ended December 31, 2020.

Income Tax (Provision) Benefit. A decrease in our income tax provision of approximately $5.3 million primarily relates to the reduction in the deferred tax asset through a 100% valuation allowance of approximately $5.4 million taken in the year ended December 31, 2020.

Net (Loss) Income. Net loss for the year ended December 31, 2021 decreased approximately $25.1 million, or 46.8%, to approximately $28.5 million compared to a net loss of approximately $53.7 million for the year ended December 31, 2020, as a result of the operating results discussed above.

Distributions to Preferred Stockholders.  During the year ended December 31, 2021, we accounted for undeclared distributions to preferred stockholders of approximately $7.7 million, compared to declared and undeclared distributions to preferred stockholders of approximately $8.8 million for the year ended December 31, 2020.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

The following table illustrates the key operating metrics for the years ended December 31, 2020 and 2019, for our wholly-owned hotels and the condominium hotel units, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the twelve wholly-owned hotel properties that were under our control during all of 2020 (“actual” properties).

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Composite	Actual	Composite	Actual
Occupancy %	30.6%	31.7%	70.1%	71.3%
ADR	$144.88	$134.48	$161.17	$155.92
RevPAR	$44.28	$42.59	$112.94	$111.17

Revenue. Total revenue for the year ended December 31, 2020, was approximately $71.5 million, a decrease of approximately $114.3 million, or 61.5%, from total revenue for the year ended December 31, 2019, of approximately $185.8 million.  The decrease in revenue for the twelve months ended December 31, 2020, reflects the impact of the COVID-19 pandemic and the resulting reduction in travel by group business, event holders and conferences, transient consumers and the reduction of foreign travelers due to restrictions on foreign travel and closings of local business.  Each of our hotel properties, with the exception of our newly acquired Hyde Beach House Resort & Residences in Hollywood, Florida, realized a reduction in hotel occupancy and a decrease in revenue as a result of these factors.

Room revenues at our properties for the year ended December 31, 2020, decreased approximately $78.9 million, or 61.6%, to approximately $49.2 million compared to room revenues for the year ended December 31, 2019, of approximately $128.1 million with each of our properties experiencing reduced occupancy.

Food and beverage revenues at our properties for the year ended December 31, 2020, decreased approximately $29.6 million, or 73.5%, to approximately $10.7 million compared to food and beverage revenues of approximately $40.3 million for the year ended December 31, 2019, with each of our properties experiencing reduced demand for food and beverage services as a result of reduced occupancy.

Other operating revenues for the year ended December 31, 2020, decreased approximately $5.8 million, or 33.4%, to approximately $11.6 million compared to other operating revenues for the year ended December 31, 2019, of approximately $17.4 million.  Each of our properties experienced reduced other operating revenues for the period other than our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida and the hotel property in Tampa, Florida, which had an aggregate positive increase in other operating departments revenue of approximately $0.7 million.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, decreased approximately $64.1 million, or 46.2%, for the year ended December 31, 2020, to approximately $74.7 million compared to hotel operating expenses for the year ended December 31, 2019, of approximately $138.8 million. The decrease in hotel operating expenses for the twelve months ended December 31, 2020, reflects the impact of the COVID-19 pandemic and the resulting reduction in hotel occupancy at all of our properties other than our recently acquired Hyde Beach House Resort & Residences which had a positive increase in hotel operating expenses of approximately $1.1 million.

Rooms expense at our properties for the year ended December 31, 2020, decreased approximately $16.6 million, or 51.6%, to approximately $15.5 million compared to rooms expense of approximately $32.1 million for the year ended December 31, 2019.

Food and beverage expenses at our properties for the year ended December 31, 2020, decreased approximately $20.8 million, or 70.9%, to approximately $8.5 million compared to food and beverage expense of approximately $29.3 million for the year ended December 31, 2019.

Expenses from other operating departments decreased approximately $1.8 million, or 26.1%, to approximately $5.1 million for the year ended December 31, 2020, compared to expenses from other operating departments of approximately $6.9 million for the year ended December 31, 2019.  Our recently acquired Hyde Beach House Resort & Residences in Hollywood, Florida, was the only property with an aggregate increase in other operating departments expenses of approximately $1.3 million.

Indirect expenses at our properties for the year ended December 31, 2020, decreased approximately $24.9 million, or 35.4%, to approximately $45.5 million compared to indirect expenses of approximately $70.4 million for the year ended December 31, 2019. The decrease in indirect expenses for the twelve months ended December 31, 2020, resulted from decreases in administrative and general, management and franchise fees, sales and marketing, repairs and maintenance, energy and utilities, information and communications and insurance, and other indirect expenses for all our properties.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2020, decreased approximately $1.7 million, or 8.0%, to approximately $19.9 million compared to depreciation and amortization expense of approximately $21.6 million for the year ended December 31, 2019. The decrease in depreciation was mainly related to our properties in Philadelphia, Pennsylvania, Laurel, Maryland, Tampa, Florida and Atlanta Georgia from prior year changes in estimated useful lives and disposals, with a decrease of approximately $1.8 million.  There was also an aggregate increase in depreciation and amortization of approximately $0.1 million from our remaining properties.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2020, decreased approximately $0.3 million, or 4.9%, to approximately $6.5 million compared to corporate general and administrative expenses of approximately $6.8 million for the year ended December 31, 2019. The decrease in corporate general and administrative expenses was mainly due to decreased salaries, professional and legal fees.

Interest Expense. Interest expense for the year ended December 31, 2020, decreased approximately $1.7 million, or 8.7%, to approximately $18.1 million compared to approximately $19.8 million of interest expense for the year ended December 31, 2019. The decrease in interest expense for the twelve months ended December 31, 2020, was substantially related to the reduction of the 7.25% unsecured notes (the “7.25% Notes”) and the three variable rate loans on Raleigh, North Carolina, Tampa, Florida and Houston, Texas, which accounted for a decrease of approximately $1.3 million, compared to the twelve-month period ending December 31, 2019.   The remaining decrease of approximately $0.4 million was due to lower loan balances.

Loss on Early Debt Extinguishment. The loss on early debt extinguishment for the year ended December 31, 2020, decreased approximately $1.2 million, or 100.0%, to $0 compared to a loss on debt extinguishment of approximately $1.2 million for the year ended December 31, 2019.  There were no early extinguishments of debt in 2020.  In May 2019, the 7.25% Notes were redeemed at 101% of face value.  A redemption premium of $0.25 million and the unamortized deferred financing costs related to the 7.25% Notes comprised loss on early debt extinguishment in 2019, of approximate $1.2 million.

Unrealized Loss on Hedging Activities.  Unrealized gain (loss) on hedging activities primarily relates to the change in variance between the unamortized cost of the interest-rate swap related to our mortgage on the DoubleTree by Hilton Philadelphia Airport and the fair value of that interest-rate swap which is affected by both the decreasing number of payment periods in the swap period and the changes in anticipated LIBOR rates over the remaining period.  Those factors contributed to an unrealized loss of approximately $1.0 million for the year ended December 31, 2020, compared to an unrealized loss of approximately $1.2 million for the year ended December 31, 2019.

Income Tax (Provision) Benefit. We had an income tax provision of approximately $5.3 million for the twelve months ended December 31, 2020, compared to an income tax benefit of approximately $0.2 million for the twelve months ended December 31, 2019.  The change in income tax provision was primarily derived from a reduction of our deferred tax assets and through the establishment of a 100% valuation allowance of approximately $5.4 million during the year ended December 31, 2020.

Net (Loss) Income. Net loss for the year ended December 31, 2020, increased approximately $54.9 million, or 4,666.50%, to approximately $53.7 million compared to a net income of approximately $1.2 million for the year ended December 31, 2019, as a result of the operating results discussed above.

Distributions to Preferred Stockholders.  During the year ended December 31, 2020, we accounted for declared and undeclared distributions to preferred stockholders of approximately $8.8 million, compared to approximately $7.8 million of distributions declared and paid to preferred stockholders for the year ended December 31, 2019.

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage or other debt and hotel property sales.  Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt services and maturities, operating costs, corporate expenses and dividends.  As of December 31, 2021, we had unrestricted cash of approximately $13.2 million and restricted cash of approximately $12.4 million.

Operating Activities. Our net cash provided by operating activities for the year ended December 31, 2021 was approximately $2.3 million.  The positive cash flow from operations during the year was due to the increase in occupancy at our hotels as a result of the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from transient consumers; increases in travel by some group business and increases in the number of foreign travelers.  Our cash used in operating activities for the year ended December 31, 2020 was approximately $11.3 million.  Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and changes in working capital.

Investing Activities. Our cash used in investing activities for the year ended December 31, 2021 was approximately $2.4 million.  During the year ended December 31, 2021, we made improvements to our hotel properties including additions of furniture, fixtures and equipment of approximately $3.2 million.  Our cash used in investing activities for the year ended December 31, 2020 was approximately $3.8 million.  During the year ended December 31, 2020, we invested approximately $4.0 million into improvements to our hotel properties including additions of furniture, fixtures and equipment.

Financing Activities. Our cash used in financing activities for the year ended December 31, 2021, was approximately $9.7 million.  During the year ended December 31, 2021, we paid approximately $6.5 million in scheduled payments of principal on our mortgage loans and paid approximately $3.1 million of unsecured note payments.  Our cash provided by financial activities for the year ended December 31, 2020, was approximately $22.4 million.  During the year ended December 31, 2020, we sold Secured Notes for $20.0 million, borrowed approximately $10.7 million in unsecured notes, paid approximately $1.6 million in financing costs, paid approximately $2.6 million in scheduled payments of principal on our mortgage loans and, prior to the start of the pandemic, made distributions of approximately $4.2 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In response to the COVID-19 pandemic, we postponed all major non-essential capital expenditures.  If travel demand, occupancy, and RevPAR increase as expected through the remainder of 2022, we expect total capital expenditures to be approximately $6.3 million for 2022.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. Except as temporarily provided through loan modifications and forbearance agreements, we deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree Resort by Hilton Hollywood Beach, The DoubleTree by Hilton Jacksonville Riverside, the DoubleTree by Hilton Raleigh Brownstone-University, The Whitehall and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington on a monthly basis.

Liquidity and Capital Resources

The COVID-19 pandemic had a significant negative impact on our operations and financial results during 2021 and is expected to continue until at least the end of 2022.  The impact includes a substantial decline in our revenues, profitability and cash flows from operations.  While the duration and full financial impact of the reduction in hotel demand caused by the pandemic, contraction of operations at our hotels and other effects are uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and an economic recovery is sustained.  In response to these negative impacts, we took a number of immediate actions to reduce costs and preserve liquidity including the suspension of dividends on our common and preferred stock, suspension of planned capital expenditures and reduction in cash compensation of our executive officers, board of directors, and corporate employees.

During 2020 and into 2021, we entered into forbearance agreements with all our mortgage lenders and negotiated extended payment plans with a few key vendors in order to preserve liquidity.  Repayment of deferred amounts of interest, mortgage principal, and amounts due certain vendors, which began in 2021, will continue through the end of 2022, with certain amounts being deferred until the applicable loan matures.  We estimate the aggregate amount of such deferred payments due in 2022 at approximately $7.5 million.

In addition, on December 31, 2020, we issued $20.0 million in Secured Notes in order to provide additional liquidity.  The Secured Notes mature on December 31, 2023 and will be payable on or before the maturity date at the rate of 1.47x the principal amount borrowed during the initial 3-year term,

As of December 31, 2021, we had cash, cash equivalents and restricted cash of approximately $25.6 million, of which approximately $12.4 million was in restricted reserve accounts for cash collateral, capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt or secured notes).

We have entered into a real estate sale agreement to sell our DoubleTree by Hilton Raleigh-Brownstone University hotel.  If successful, we expect the sale to generate net proceeds of approximately $20.0 million, which we will use to repay a portion the Secured Notes and associated repayment factor.

Other than monthly mortgage loan principal payments, our only mortgage debt obligation with a scheduled maturity date in 2022 are the mortgages on the DoubleTree by Hilton Laurel and the Hotel Alba Tampa requiring us to repay or refinance balances collectively totaling approximately $25.6 million. If we are unsuccessful in selling the DoubleTree by Hilton Raleigh-Brownstone University, then we will be required to repay or refinance an additional $18.3 million.  In 2023, the mortgages on The Whitehall in Houston, Texas and the DoubleTree by Hilton Philadelphia Airport mature.  We intend to refinance these mortgages at the level of their existing indebtedness or request extensions at existing terms.

At December 31, 2021, we were current on all loan payments on all mortgages per the terms of our mortgage agreements, as amended.  We were in compliance with all loan covenants with the exception of the Debt Service Coverage Ratio (“DSCR”) requirement related to the mortgage on The Whitehall in Houston, Texas and the Tangible Net Worth covenant related to the mortgages on the DoubleTree by Hilton Jacksonville Riverfront and the Hotel Alba in Tampa, Florida.  We were able to obtain waivers from the lender of the mortgage on The Whitehall in Houston, Texas through June 30, 2022 and from the lender on the mortgage on the DoubleTree by Hilton Jacksonville Riverfront through December 31, 2022.  We also anticipate receiving a waiver from the lender on the mortgage on the Hotel Alba in Tampa, Florida.  We believe we are likely to remain in non-compliance with one or more of these covenants over the next two to four quarters.  If we fail to obtain additional waivers or loan modifications, our lenders could declare us in default and require repayment of the outstanding balance on the mortgage loan.  If that were to occur, we may not have sufficient funds to pay that mortgage debt.  We believe we will be successful in obtaining necessary waivers and loan modifications from our mortgage lenders but cannot provide assurance we will be able to do so on acceptable terms or at all.

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

Mortgage Debt

As of December 31, 2021, we had a principal mortgage debt balance of approximately $352.6 million. The following table sets forth our mortgage debt obligations on our hotels.

	December 31,	Prepayment	Maturity	Amortization
Property	2021	Penalties	Date	Provisions	Interest Rate
The DeSoto (1)	$32,148,819	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	33,051,316	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,175,215	None	5/5/2022	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	40,734,077	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	Yes	8/1/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	54,253,963	(6)	10/1/2025	30 years	4.91%
Georgian Terrace (7)	41,484,732	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	17,383,397	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	32,604,948	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,990,136	Yes	10/1/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	10,947,366	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,551,671	Yes	2/26/2023	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	352,625,640
Deferred Financing Costs, Net	(1,547,004)
Unamortized Premium on Loan	92,247
Total Mortgage Loans, Net	$351,170,883

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
(11)

The note bears a fixed interest rate of 4.27% for the first 5 years of the loan. The lender exercised its option to reset the interest rate after 5 years to 5.25% effective December 1, 2021.  With the approval of the lender, the loan can be assumed by the purchaser of the property.

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

DoubleTree by Hilton Laurel

Starting on March 24, 2020, we entered into a series of deferral and note modification agreements with the mortgage lender for the DoubleTree by Hilton Laurel pursuant to which we agreed with the lender to the following: (a) an initial deferral of scheduled payments of principal and interest due from April 5, 2020 to September 5, 2020; (b) an additional deferral of scheduled payments of principal only from November 5, 2020 to March 5, 2021; (c) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; and (d) any and all deferred principal is due and payable at maturity.  On July 15, 2021, we entered into a note modification agreement pursuant to which we agreed with the lender to the following: (i) the maturity date was extended by nine months, to May 5, 2022; (ii) commencing August 5, 2021 and continuing on the fifth day of each calendar month thereafter, the borrowing entity will pay monthly installments in the amount of $64,475; and (iii) the interest on the principal balance of the note shall accrue at a rate of 5.25%.  Concurrently with the execution of the Note Modification Agreement, the borrowing entity paid lender the deferred interest accumulated on the loan from April 2020 through September 2020 in the amount of $226,859.  All other terms of the mortgage remain unchanged.  A nominal amount in cash consideration was provided in exchange for the note modifications and the lender also waived compliance with the DSCR covenant as of December 31, 2020.

DoubleTree by Hilton Philadelphia Airport

We have agreed with the lender to the following: (a) deferral of scheduled principal through June 1, 2021; (b) payment of regular principal and interest to resume on July 1, 2021; (c) remaining deferred interest is to be paid in 12 equal installments beginning April 1, 2021; (d) deferred principal to be repaid on a quarterly basis out of the excess of Hotel EBITDA after reserves over Actual Debt Service beginning with the quarter ending March 31, 2022, or at maturity; (e) a guaranty by the Operating Partnership of payment under the loan; (f) addition of a revenue per available room financial covenant for the period between March 1, 2021 and May 31, 2021; (g) a waiver of compliance with the DSCR covenant through September 30, 2021; and (h) revised DSCR requirements for the quarters ending December 31, 2021 through June 30, 2022.  In connection with the guarantee, the Operating Partnership entered into an acknowledgment of confession of judgment of guarantor pursuant to which the lender is authorized to enter a judgment against the Operating Partnership upon the occurrence of an event of default.  The maturity date was extended by 3 months, or until October 31, 2023.

DoubleTree by Hilton Raleigh-Brownstone University

Beginning on May 4, 2020, we entered into a series of forbearance and loan modification agreements with the mortgage lender for the DoubleTree by Hilton Raleigh-Brownstone University pursuant to which the lender agreed to the following: (a) deferral of scheduled interest payments due from April 1, 2020 to July 31, 2021; (b) a one-time fee of $236,375 made in January 2021 and applied to deferred interest; (c) deferral of the FF&E reserve deposit from April 2020 until July 2021; and (d) remainder of deferred interest, along with additional accrued interest on interest, is due and payable by maturity.  In the event that accrued interest is not paid in full by August 1, 2022, the borrowing entity will be required to pay an exit fee equal to one percent of the total outstanding principal amount under the loan in addition to all outstanding payments of principal and interest on the loan.

DoubleTree Resort by Hilton Hollywood Beach

On April 30, 2021, we entered into a loan modification and reinstatement agreement with the mortgage lender for the DoubleTree Resort by Hilton Hollywood Beach pursuant to which we agreed with the lender to amend and reinstate the promissory note and loan agreement on revised terms.  Under the amended loan agreement and promissory note we paid to the lender contemporaneously with the closing of the amendment and reinstatement an aggregate amount of approximately $4.0 million made up of (i) tax and insurance reserves required to be funded in certain reserve accounts in the aggregate amount of approximately $2.5 million; (ii) a lump sum payment of approximately $1.3 million in respect of amounts owed by us relating to payments for the period from January through March 2021; (iii) certain FF&E reserve amounts required to be deposited with the lender; and (iv) certain other fees and expenses.  In addition, we agreed to (a) begin regular monthly payments on May 1, 2021; (b) pay the aggregate amount owed by the borrowing entity relating to deferred monthly payments for the period from April through December 2020 in 24 equal monthly installments of $119,591 beginning on January 1, 2021 and continuing through December 2022; and (c) certain other amended terms, including to restrict the borrowing entity under the promissory note from making any distributions until all such deferred payments have been made. Also, the lender agreed to certain accommodations, including the waiver of the cash sweep period trigger for a period of time and to forbear collection of default interest and late payment charges accrued and unpaid under the original loan agreement and promissory note, provided that in the event of a future default those amounts will become due immediately and the waivers will no longer be effective.

Georgian Terrace

On October 8, 2020, the lender agreed to the release of approximately $1.1 million from the FF&E reserve to fund up to 50% of (a) shortfall between gross revenues and operating expenses for the period April through July 31, 2020, and (b) scheduled payments of debt service, deposits to the real estate tax escrow and insurance expenses for the period April through August 2020.  So long as there is no event of default under the terms of the loan agreement, lender agreed to defer deposits into the FF&E reserve account between November 2020 and April 2021.  As consideration to entering into the loan modification agreement, the Operating Partnership agreed to guarantee full and prompt payment of the released reserves amounts.  The FF&E reserve was replenished in November 2021.

Hotel Alba Tampa

Starting on May 14, 2020, we entered into a series of loan modification agreements, pursuant to which the lender agreed to: (a) the deferral of scheduled payments of principal due from April 1, 2020 to June 30, 2021; (b) waive certain financial covenants applicable to the borrowing entity and the Operating Partnership through the quarter ended December 31, 2020 and (c) delay repayment of deferred payments upon the earlier of (i) the maturity date or (ii) acceleration of the loan.  The borrowing entity agreed to not, without prior written consent of the lender, make any distributions of cash or property until all the following conditions have been satisfied: (x) the deferral period has expired and deferred payments have been made; (y) certain conditions precedent for making distributions under the loan agreement have been satisfied; and (z) any PPP loans extended to the borrowing entity have been repaid or forgiven. The borrowing entity is also restricted from making any payments on any subordinated indebtedness, mezzanine financing or certain other funded indebtedness, with certain limited exceptions, without prior written consent of the lender.  As of December 31, 2021, we had paid the deferred amounts, were in compliance with the modified DSCR and had met the requirements for release of the cash collateral on deposit with the lender.  Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million as of December 31, 2021.

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

Sheraton Louisville Riverside

The lender has agreed to the following: (a) deferral of scheduled payments of interest due from May 1, 2020 to July 1, 2020; (b) deferral of scheduled payments of principal due from May 1, 2020 to April 1, 2021; (c) subsequent payments were required to be applied first toward current and deferred interest and then toward principal; and (d) any deferred principal is due and payable at maturity.  The maturity date under the loan modification remains unchanged.  The hotel was sold on February 10, 2022.

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

As described in “Effects of COVID-19 Pandemic on our Business”, we failed to meet certain financial covenants under the mortgages secured by each of the DoubleTree by Hilton Jacksonville Riverfront, the Hotel Alba, and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Jacksonville Riverfront through December 31, 2022 and (ii) the lender on The Whitehall mortgage through June 30, 2022. We expect to receive a waiver from the lender on the Hotel Alba for the period ended December 31, 2021.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”.  As of December 31, 2021, we had failed to meet the financial covenants under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach.  Without the waiver we received from the lender which waives compliance through December 31, 2022, non-compliance with the financial covenant on this and similar mortgages would have triggered a “cash trap” requiring substantially all the revenue generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”.  In addition, in order to receive forbearance from the lender on the DoubleTree by Hilton Raleigh Brownstone – University and the Hyatt Centric Arlington, we agreed to “cash traps” until the properties meet the criteria in the forbearance agreement for exiting the “cash traps”.  Similar provisions may be a condition of additional or further lender forbearance.

Secured Notes

Our Secured Notes provide that aggregate accounts payable shall not exceed $5.0 million at any time beginning December 31, 2021 for as long as the Secured Notes are outstanding.  The Secured Notes also place a cap on employee compensation and capital expenditures and require a minimum level of liquidity.  We were in compliance with the covenant as of December 31, 2021.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$406,239	$66,855	$122,029	$172,534	$44,821
Unsecured Notes	7,749	2,199	4,398	1,152	-
Secured Notes	31,834	1,217	30,617	-	-
Ground, building, parking garage, office and equipment leases	17,439	684	1,335	1,320	14,100
Totals	$463,261	$70,955	$158,379	$175,006	$58,921

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
Distributions to Preferred Stockholders and Holder of Preferred partnership units in the Operating Partnership. The Company is obligated to pay distributions to its holders of the Company’s preferred stock and the Operating Partnership is obligated to pay its preferred unit holder, the Company. Holders of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The amount of annual dividends on our outstanding preferred shares is approximately $8.1 million and the aggregate liquidation preference with respect to our outstanding preferred shares is approximately $115.8 million. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates, except in the event of a change of control.

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

Geographic Concentration and Seasonality

Our hotels are located in Florida, Georgia, Maryland, North Carolina, Pennsylvania, Texas and Virginia. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.

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

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2021.  The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding its ability to maintain ownership of the property, growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel.  The Company also projects cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.  The Company determined that two impairments were triggered by a reduction in the holding period due to the recent sale of the Sheraton Louisville Riverside as well as lack of certainty regarding our ability to extend or refinance the mortgage on The Whitehall in Houston, Texas which matures in early 2023. The resulting adjustment to fair market value resulted in a charge of approximately $12.2 million during the period ended December 31, 2021.

Income Taxes.  The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax.  The MHI TRS Entities which leases our hotels from subsidiaries of the Operating Partnership, are subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  As of December 31, 2021, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required.  As of December 31, 2021 and 2020, deferred tax assets each totaled $0, respectively.

As of December 31, 2021, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2016 through 2020. In addition, as of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2020.

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

Non-GAAP Financial Measures

We consider the non-GAAP financial measures of FFO available to common stockholders and unitholders (including FFO per common share and unit), Adjusted FFO available to common stockholders and unitholders, EBITDA and Hotel EBITDA to be key supplemental measures of the Company’s performance and could be considered along with, not alternatives to, net income (loss) as a measure of the Company’s performance. These measures do not represent cash generated from operating activities determined by generally accepted accounting principles (“GAAP”) or amounts available for the Company’s discretionary use and should not be considered alternative measures of net income, cash flows from operations or any other operating performance measure prescribed by GAAP.

FFO and Adjusted FFO. Industry analysts and investors use Funds from Operations (“FFO”), as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization or impairment, stock compensation costs and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself.

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

We further adjust FFO Available to Common Stockholders and Unitholders for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, gains on extinguishment of preferred stock, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, management contract termination costs, operating asset depreciation and amortization, change in control gains or losses, ESOP and stock compensation expenses and acquisition transaction costs.  We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets.  Our calculation of adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2021, 2020, and 2019.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net (Loss) Income	$(28,539,640)	$(53,682,905)	$1,175,568
Depreciation and Amortization - Real Estate	19,838,017	19,825,382	21,578,309
Impairment of investment in hotel properties, net	12,201,461	—	—
(Gain) Loss on Disposal of Assets	(158,286)	136,063	123,739
Distributions to preferred stockholders	(7,541,891)	(8,755,642)	(7,820,695)
Gain on Involuntary Conversion of Asset	(588,586)	(179,856)	(293,534)
FFO Available to Common Stockholders and Unitholders	$(4,788,925)	$(42,656,958)	$14,763,387
Decrease (Increase) in Deferred Income Taxes	—	5,412,084	(280,905)
Amortization	71,209	71,390	59,007
ESOP and stock - based compensation	689,547	754,111	385,561
Aborted Offering Costs	631,952	—	—
Termination (Refund) Fee	—	(19,709)	291,841
Unrealized Loss on Hedging Activities (A)	(1,493,841)	986,200	1,177,871
Loss on Early Debt Extinguishment (A)	—	—	1,152,356
Adjusted FFO Available to Common Stockholders and Unitholders	$(4,890,058)	$(35,452,882)	$17,549,118

Hotel EBITDA.  We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) unrealized gains and losses on derivative instruments not included in other comprehensive income, (5) gains and losses on disposal of assets, (6) impairment of long-lived assets or investments, (7) loss on early debt extinguishment, (8) gain on exercise of development right, (9) corporate general and administrative expense, (10) depreciation and amortization, (11)

gains and losses on involuntary conversions of assets, and (12) other operating revenue not related to our wholly-owned portfolio.  We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control.  We believe hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2021, 2020, and 2019.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net (Loss) Income	$(28,539,640)	$(53,682,905)	$1,175,568
Interest Expense	22,686,694	18,056,874	19,768,193
Interest Income	(147,025)	(210,426)	(444,459)
Income Tax Provision (Benefit)	27,392	5,280,443	(249,480)
Depreciation and Amortization	19,909,226	19,896,772	21,637,316
Impairment of investment in hotel properties, net	12,201,461	—	—
Unrealized Loss on Hedging Activities	(1,493,841)	986,200	1,177,871
Loss on Early Debt Extinguishment	—	—	1,152,356
Loss on Sale or Disposal of Assets	(158,286)	136,063	123,739
Gain on Exercise of Development Right	—	—	(3,940,000)
Gain on Involuntary Conversion of Asset	(588,586)	(179,856)	(293,534)
Corporate General and Administrative Expenses	6,997,166	6,492,526	6,830,354
Hotel EBITDA	$30,894,561	$(3,224,309)	$46,937,924

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

As of December 31, 2021, we had approximately $330.0 million of fixed-rate debt, including the mortgage on our DoubleTree by Hilton Philadelphia Airport hotel, which is fixed by an interest rate swap to 5.237%, secured notes of $20.0 million with a fixed rate of 6.0%, the PPP Loan of $7.6 million, with a fixed rate of 1.0% and approximately $50.2 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.77%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR and in Prime Rate.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, The Whitehall and the DoubleTree by Hilton Raleigh Brownstone-University remains at approximately $50.2 million, the balance at December 31, 2021, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and in Prime Rate, would be approximately $0.2 million.

As of December 31, 2020, we had approximately $339.4 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237% and approximately $50.9 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.74%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba Tampa, Tapestry Collection by Hilton, DoubleTree by Hilton Raleigh Brownstone and the mortgage on The Whitehall remains at approximately $50.9 million, the balance at December 31, 2020, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR would be approximately $0.2 million.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on these criteria.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2021, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2022 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

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

Information on the Company’s directors, executive officers and corporate governance is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Delinquent Section 16(a) Reports” contained in the Company’s 2022 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2022 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2022 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2021 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2013 Plan (1)	N/A	N/A	232,536
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	232,536

(1)

On February 4, 2021, we granted (i) 136,281 shares of stock to our officers and employees, and (ii) 15,000 shares of restricted stock to our independent directors, all of which vested on December 31, 2021.

On January 21, 2022, we granted (i) 168,037 shares of stock to our independent directors, officers, and employees, and (ii) 15,000 shares of restricted stock to our independent directors.  These shares are included in the number of securities remaining available for future issuance as of December 31, 2021.

On February 15, 2022, we granted 7,231 shares of stock to one of our employees.  These shares are included in the number of securities remaining available for future issuance as of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II – Ratification of Appointment of Accountants” in the Company’s 2022 Proxy Statement.

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

10.6

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

10.9

Executive Employment Agreement between Sotherly Hotels Inc. and David R. Folsom, dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.25 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020). *

10.10

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

10.13

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

10.16

Secured Notes dated December 31, 2020 (incorporated by reference to the document previously filed as Exhibit 10.20 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020.

10.17

Pledge and Security Agreement dated December 31, 2020 (incorporated by reference to the document previously filed as Exhibit 10.21 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020).

Exhibits

10.18

Board Observer Agreement dated December 31, 2020 (incorporated by reference to the document previously filed as Exhibit 10.22 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020).

10.19

Second Amendment to Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC, Newport Hospitality Group, Inc. and Our Town Hospitality (incorporated by reference to the document previously filed as Exhibit 10.20 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2021).

10.20

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

10.22	Real Estate Sale Agreement by and between Raleigh Hotel Associates, LLC and CS Acquisition Vehicle, LLC, dated November 30, 2021.

10.23

Share Exchange Agreement between Sotherly Hotels Inc. and Palogic Value Fund, L.P. (incorporated by reference to the document previously filed as Exhibit 10.24 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2021).

10.24

Purchase and Sale Agreement by and between Louisville Hotel Associates, LLC and Riverside Hotel, LLC, dated December 13, 2021 (incorporated by reference to the document previously filed as Exhibit 10.26 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2022).

10.25

First Amendment to Employment Agreement between Sotherly Hotels Inc. and Robert E. Kirkland IV, dated February 8, 2022 (incorporate by reference to the document previously filed as Exhibit 10.25 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2022).

10.26	First Amendment to Real Estate Sale Agreement by and between Raleigh Hotel Associates, LLC and CS Acquisition Vehicle, LLC, dated February 28, 2022.

21.1	List of Subsidiaries of Sotherly Hotels Inc.

21.2	List of Subsidiaries of Sotherly Hotels LP.

23.1	Consent of Dixon Hughes Goodman LLP.

23.2	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibits
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2022

SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors	March 25, 2022

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director	March 25, 2022

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 25, 2022

/s/ SCOTT M. KUCINSKI Scott M. Kucinski	Executive Vice President and Chief Operating Officer	March 25, 2022

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director	March 25, 2022

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director	March 25, 2022

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 25, 2022

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 25, 2022

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director	March 25, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2022

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors of the General Partner	March 25, 2022

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director of the General Partner	March 25, 2022

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer of the General Partner	March 25, 2022

/s/ SCOTT M. KUCINSKI Scott M. Kucinski	Executive Vice President and Chief Operating Officer of the General Partner	March 25, 2022

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director of the General Partner	March 25, 2022

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director of the General Partner	March 25, 2022

/s/ EDWARD S. STEIN Edward S. Stein	Director of the General Partner	March 25, 2022

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director of the General Partner	March 25, 2022

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director of the General Partner	March 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sotherly Hotels Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, including the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, COVID-19 has had a significant negative impact on the Company’s operations and financial results, including substantial decline in revenues, profitability and cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of investments in hotel properties for impairment

As of December 31, 2021, Investment in Hotel Properties was $375.9 Million. As discussed in Note 2 and 3 to the consolidated financial statements, the Company assesses the carrying values of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2021.  In performing the recoverability analysis, the Company projects future operating cash flows based upon significant assumptions regarding holding period, growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment.  They also project cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.

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

The primary procedures we performed to address this critical audit matter included:

•	We obtained an understanding of the Company’s methodology to assess the life of the cash flows and recoverability of the investments in hotel properties.
•

We assessed the appropriateness of the significant assumptions and inputs, such as growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment based on Company-specific data and published industry data including evaluating the impact of COVID-19 on the hotel industry.

•	We tested the mathematical accuracy of management’s impairment analysis.
•	We performed a sensitivity analysis over the estimated capitalization rates obtained from published industry reports.
•	We reviewed the methodologies and assumptions utilized by the Company’s third-party specialist for reasonableness.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2016.

Richmond, Virginia

March 25, 2022

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020

ASSETS
Investment in hotel properties, net	$375,885,224	$427,824,585
Investment in hotel properties held for sale, net	22,870,487	—
Cash and cash equivalents	13,166,883	25,297,771
Restricted cash	12,411,654	10,002,775
Accounts receivable, net	4,822,187	2,181,700
Prepaid expenses, inventory and other assets	6,894,228	7,726,980
TOTAL ASSETS	$436,050,663	$473,033,811
LIABILITIES
Mortgage loans, net	$351,170,883	$357,545,977
Secured notes, net	19,128,330	18,694,355
Unsecured notes, net	7,609,934	10,719,100
Accounts payable and accrued liabilities	35,960,293	35,631,931
Advance deposits	1,552,942	1,964,073
Dividends and distributions payable	4,125,351	4,277,070
TOTAL LIABILITIES	$419,547,733	$428,832,506
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,510,000 and 1,610,000 shares issued and outstanding; aggregate liquidation preference $43,035,000 and $42,655,000, at December 31, 2021 and December 31, 2020, respectively.	15,100	16,100
7.875% Series C cumulative redeemable perpetual preferred stock, 1,384,610 and 1,554,610 shares issued and outstanding; aggregate liquidation preference $39,385,669 and $41,160,731, at December 31, 2021 and December 31, 2020, respectively.	13,846	15,546
8.25% Series D cumulative redeemable perpetual preferred stock, 1,165,000 and 1,200,000 shares issued and outstanding; aggregate liquidation preference $33,329,922 and $31,856,250, at December 31, 2021 and December 31, 2020, respectively.	11,650	12,000
Common stock, par value $0.01, 69,000,000 shares authorized, 17,441,058 shares issued and outstanding at December 31, 2021 and 15,023,850 shares issued and outstanding at December 31, 2020.	174,410	150,238
Additional paid-in capital	177,651,954	180,292,440
Unearned ESOP shares	(3,083,398)	(3,636,026)
Distributions in excess of retained earnings	(153,521,704)	(127,300,230)
Total Sotherly Hotels Inc. stockholders’ equity	21,261,858	49,550,068
Noncontrolling interest	(4,758,928)	(5,348,763)
TOTAL EQUITY	16,502,930	44,201,305
TOTAL LIABILITIES AND EQUITY	$436,050,663	$473,033,811

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019

REVENUE
Rooms department	$88,625,659	$49,192,589	$128,062,932
Food and beverage department	15,829,487	10,676,646	40,267,240
Other operating departments	23,132,778	11,633,341	17,457,961
Total revenue	127,587,924	71,502,576	185,788,133
EXPENSES
Hotel operating expenses
Rooms department	22,688,063	15,565,313	32,142,171
Food and beverage department	10,297,461	8,531,411	29,355,080
Other operating departments	8,607,594	5,142,853	6,957,325
Indirect	55,100,245	45,487,308	70,395,633
Total hotel operating expenses	96,693,363	74,726,885	138,850,209
Depreciation and amortization	19,909,226	19,896,772	21,637,316
Impairment of investment in hotel properties, net	12,201,461	—	—
(Gain) loss on disposal of assets	(158,286)	136,063	123,739
Corporate general and administrative	6,997,166	6,492,526	6,830,354
Total operating expenses	135,642,930	101,252,246	167,441,618
NET OPERATING INCOME (LOSS)	(8,055,006)	(29,749,670)	18,346,515
Other income (expense)
Interest expense	(22,686,694)	(18,056,874)	(19,768,193)
Interest income	147,025	210,426	444,459
Loss on early extinguishment of debt	—	—	(1,152,356)
Unrealized gain (loss) on hedging activities	1,493,841	(986,200)	(1,177,871)
Gain on exercise of development right	—	—	3,940,000
Gain on involuntary conversion of assets	588,586	179,856	293,534
Net (loss) income before income taxes	(28,512,248)	(48,402,462)	926,088
Income tax (provision) benefit	(27,392)	(5,280,443)	249,480
Net (loss) income	(28,539,640)	(53,682,905)	1,175,568
Less: Net loss attributable to noncontrolling interest	2,318,166	4,489,341	733,876
Net (loss) income attributable to the Company	(26,221,474)	(49,193,564)	1,909,444
Declared and undeclared distributions to preferred stockholders	(7,541,891)	(8,755,642)	(7,820,695)
Gain on extinguishment of preferred stock	361,476	—	—
Net loss attributable to common stockholders	$(33,401,889)	$(57,949,206)	$(5,911,251)
Net loss per share attributable to common stockholders
Basic	$(2.15)	$(4.05)	$(0.43)
Weighted average number of common shares outstanding
Basic	15,531,684	14,312,049	13,642,573

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2018	2,962,141	$29,621	14,209,378	$142,093	$147,085,112	$(4,379,742)	$(61,052,418)	$441,706	$82,266,372
Net income (loss)	—	—	—	—	—	—	1,909,444	(733,876)	1,175,568
Issuance of restricted common stock awards	—	—	13,000	130	92,203	—	—	—	92,333
Issuance of preferred stock	1,402,469	14,025	—	—	33,052,640	—	—	—	33,066,665
Conversion of units in Operating Partnership to shares of common stock	—	—	50,000	500	266,783		—	(1,709)	265,574
Amortization of ESOP shares	—	—	—	—	(12,977)	274,105	—	—	261,128
Amortization of restricted stock award	—	—	—	—	32,100	—	—	—	32,100
Preferred stock dividends declared	—	—	—	—	—	—	(7,820,695)	—	(7,820,695)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(7,027,021)	(904,853)	(7,931,874)
Balances at December 31, 2019	4,364,610	$43,646	14,272,378	$142,723	$180,515,861	$(4,105,637)	$(73,990,690)	$(1,198,732)	$101,407,171
Net loss	—	—	—	—	—	—	(49,193,564)	(4,489,341)	(53,682,905)
Issuance of restricted common stock awards	—	—	187,583	1,876	460,063	—	—	—	461,939
Issuance of unrestricted common stock awards	—	—	2,250	23	14,152	—	—	—	14,175
Conversion of units in Operating Partnership to shares of common stock	—	—	561,639	5,616	(505,699)	(322)	—	500,405	—
Amortization of ESOP shares	—	—	—	—	(264,717)	469,933	—	—	205,216
Amortization of restricted stock award	—	—	—	—	72,780	—	—	—	72,780
Preferred stock dividends declared	—	—	—	—	—	—	(2,188,910)	—	(2,188,910)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(1,927,066)	(161,095)	(2,088,161)
Balances at December 31, 2020	4,364,610	$43,646	15,023,850	$150,238	$180,292,440	$(3,636,026)	$(127,300,230)	$(5,348,763)	$44,201,305
Net loss	—	—	—	—	—	—	(26,221,474)	(2,318,166)	(28,539,640)
Issuance of common stock awards	—	—	151,281	1,513	443,253	—	—	—	444,766
Conversion of units in Operating Partnership to shares of common stock	—	—	32,781	328	(2,908,329)	—	—	2,908,001	—
Amortization of ESOP shares	—	—	—	—	(380,628)	552,628	—	—	172,000
Amortization of restricted stock award	—	—	—	—	72,780	—	—	—	72,780
Extinguishment of preferred stock	(305,000)	(3,050)	2,233,146	22,331	132,438	—	—	—	151,719
Balances at December 31, 2021	4,059,610	$40,596	17,441,058	$174,410	$177,651,954	$(3,083,398)	$(153,521,704)	$(4,758,928)	$16,502,930

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019

Cash flows from operating activities:
Net (loss) income	$(28,539,640)	$(53,682,905)	$1,175,568
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,909,226	19,896,772	21,637,316
Impairment of investment in hotel properties, net	12,201,461	—	—
Amortization of deferred financing costs	1,029,306	572,696	789,525
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Gain on exercise of development right	—	—	(3,940,000)
Gain on involuntary conversion of assets	(588,586)	(179,856)	(293,534)
Unrealized (gain) loss on hedging activities	(1,493,841)	986,200	1,177,871
(Gain) loss on disposal of assets	(158,286)	136,063	123,739
Loss on early debt extinguishment	—	—	1,152,356
ESOP and stock - based compensation	689,547	754,111	385,561
Changes in assets and liabilities:
Accounts receivable	(2,640,487)	3,032,703	1,954,217
Prepaid expenses, inventory and other assets	719,031	(2,197,874)	(162,621)
Deferred income taxes	—	5,412,084	(280,905)
Accounts payable and other accrued liabilities	1,630,584	15,152,165	(1,364,458)
Advance deposits	(411,131)	(821,265)	(29,945)
Accounts receivable - affiliate	—	(300,153)	160,801
Net cash provided by (used in) operating activities	2,322,503	(11,263,940)	22,460,810
Cash flows from investing activities:
Acquisitions of hotel properties	—	—	(6,346,378)
Improvements and additions to hotel properties	(3,176,841)	(4,015,514)	(12,661,169)
Proceeds from sale of assets	200,500	56,677	4,934
Proceeds from involuntary conversion	588,586	179,856	293,534
Net cash used in investing activities	(2,387,755)	(3,778,981)	(18,709,079)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	—	33,066,665
Proceeds from secured notes	—	20,000,000	—
Proceeds from unsecured notes	—	10,719,100	—
Redemption of unsecured notes	—	—	(25,000,000)
Payments on mortgage loans	(6,528,078)	(2,609,861)	(6,633,624)
Payments on unsecured notes	(3,109,166)	—	—
Payments of deferred financing costs	(19,513)	(1,560,680)	(106,950)
Dividends on common stock and distributions paid	—	(2,000,418)	(7,859,575)
Preferred dividends paid	—	(2,188,910)	(7,102,292)
Net cash (used in) provided by financing activities	(9,656,757)	22,359,231	(13,635,776)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(9,722,009)	7,316,310	(9,884,045)
Cash, cash equivalents and restricted cash at the beginning of the period	35,300,546	27,984,236	37,868,281
Cash, cash equivalents and restricted cash at the end of the period	$25,578,537	$35,300,546	$27,984,236
Supplemental disclosures:
Cash paid during the period for interest	$19,897,847	$9,543,748	$19,262,904
Cash paid during the period for income taxes	$20,200	$(21,078)	$(76,104)
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$353,028	$542,102	$347,269

The accompanying notes are an integral part of these financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner of Sotherly Hotels LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP and subsidiaries (the "Partnership") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three year period ended December 31, 2021, and the related notes, including the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, COVID-19 has had a significant negative impact on the Partnership’s operations and financial results, including substantial decline in revenues, profitability and cash flows. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of investments in hotel properties for impairment

As of December 31, 2021, Investment in Hotel Properties was $375.9 Million. As discussed in Note 2 and 3 to the consolidated financial statements, the Company assesses the carrying values of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2021.  In performing the recoverability analysis, the Company projects future operating cash flows based upon significant assumptions regarding holding period, growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment.  They also project cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.

We identified the Partnership’s evaluation of hotel properties for impairment as a critical audit matter. The principal considerations for our determination included the significant auditor judgments required to evaluate certain key inputs and assumptions used by the Company in developing their impairment assessment, specifically, the judgments related to the Partnership’s determination of growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment used in projecting cash flows from operations and capitalization rates utilized in determining eventual disposition, including the effects of COVID-19 and the resulting duration of the economic downturn.

The primary procedures we performed to address this critical audit matter included:

•	We obtained an understanding of the Partnership’s methodology to assess the life of the cash flows and recoverability of the investments in hotel properties.
•

We assessed the appropriateness of the significant assumptions and inputs, such as growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment based on Company-specific data and published industry data including evaluating the impact of COVID-19 on the hotel industry.

•	We tested the mathematical accuracy of management’s impairment analysis.
•	We performed a sensitivity analysis over the estimated capitalization rates obtained from published industry reports.
•	We reviewed the methodologies and assumptions utilized by the Company’s third-party specialist for reasonableness.

/s/ Dixon Hughes Goodman LLP

We have served as the Partnership’s auditor since 2016.

Richmond, Virginia

March 25, 2022

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020

ASSETS
Investment in hotel properties, net	$375,885,224	$427,824,585
Investment in hotel properties held for sale, net	22,870,487	-
Cash and cash equivalents	13,166,883	25,297,771
Restricted cash	12,411,654	10,002,775
Accounts receivable, net	4,822,187	2,181,700
Loan receivable - affiliate	3,157,172	3,746,254
Prepaid expenses, inventory and other assets	6,894,228	7,726,980
TOTAL ASSETS	$439,207,835	$476,780,065
LIABILITIES
Mortgage loans, net	$351,170,883	$357,545,977
Secured loan, net	19,128,330	18,694,355
Unsecured notes, net	7,609,934	10,719,100
Accounts payable and other accrued liabilities	35,960,293	35,631,931
Advance deposits	1,552,942	1,964,073
Dividends and distributions payable	4,125,351	4,277,070
TOTAL LIABILITIES	$419,547,733	$428,832,506

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,510,000 and 1,610,000 units issued and outstanding; aggregate liquidation preference $43,035,000 and $42,665,000, at December 31, 2021 and December 31, 2020, respectively.	$35,420,784	$37,766,531
7.875% Series C cumulative redeemable perpetual preferred units, 1,384,610 and 1,554,610 units issued and outstanding; aggregate liquidation preference $39,385,669 and $41,160,731, each at December 31, 2021 and December 31, 2020, respectively.	32,474,760	36,461,955
8.25% Series D cumulative redeemable perpetual preferred units, 1,165,000 and 1,200,000 units issued and outstanding; aggregate liquidation preference $33,329,922 and $31,856,250, each at December 31, 2021 and December 31, 2020, respectively.	27,549,832	28,377,509
General Partner: 185,748 units and 161,904 units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	(469,805)	(258,538)
Limited Partners: 18,389,030 units and 16,028,447 units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	(75,315,469)	(54,399,898)
TOTAL PARTNERS’ CAPITAL	19,660,102	47,947,559
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$439,207,835	$476,780,065

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019

REVENUE
Rooms department	$88,625,659	$49,192,589	$128,062,932
Food and beverage department	15,829,487	10,676,646	40,267,240
Other operating departments	23,132,778	11,633,341	17,457,961
Total revenue	127,587,924	71,502,576	185,788,133
EXPENSES
Hotel operating expenses
Rooms department	22,688,063	15,565,313	32,142,171
Food and beverage department	10,297,461	8,531,411	29,355,080
Other operating departments	8,607,594	5,142,853	6,957,325
Indirect	55,100,245	45,487,308	70,395,633
Total hotel operating expenses	96,693,363	74,726,885	138,850,209
Depreciation and amortization	19,909,226	19,896,772	21,637,316
Impairment of investment in hotel properties, net	12,201,461	—	—
(Gain) loss on disposal of assets	(158,286)	136,063	123,739
Corporate general and administrative	6,997,166	6,492,526	6,830,354
Total operating expenses	135,642,930	101,252,246	167,441,618
NET OPERATING INCOME (LOSS)	(8,055,006)	(29,749,670)	18,346,515
Other income (expense)
Interest expense	(22,686,694)	(18,056,874)	(19,768,193)
Interest income	147,025	210,426	444,459
Loss on early extinguishment of debt	—	—	(1,152,356)
Unrealized gain (loss) on hedging activities	1,493,841	(986,200)	(1,177,871)
Gain on exercise of development right	—	—	3,940,000
Gain on involuntary conversion of assets	588,586	179,856	293,534
Net (loss) income before income taxes	(28,512,248)	(48,402,462)	926,088
Income tax (provision) benefit	(27,392)	(5,280,443)	249,480
Net (loss) income	(28,539,640)	(53,682,905)	1,175,568
Declared and undeclared distributions to preferred unit holders	(7,541,891)	(8,755,642)	(7,820,695)
Gain on extinguishment of preferred units	361,476	—	—
Net loss attributable to general and limited partnership unit holders	$(35,720,055)	$(62,438,547)	$(6,645,127)
Net loss attributable per general and limited partner unit
Basic	$(2.08)	$(3.89)	$(0.42)
Weighted average number of general and limited partner units outstanding
Basic	17,186,789	16,065,499	16,011,653

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2018	2,962,141	$37,766,531	$31,493,723	$-	159,876	$452,165	15,827,642	$16,943,816	$86,656,235
Issuance of partnership units	—	—	—	—	130	923	12,870	91,410	92,333
Issuance of preferred units	1,402,469	—	4,968,232	28,377,509	—	—	—	(279,077)	33,066,665
Amortization of restricted units award	—	—	—	—	—	321	—	31,779	32,100
Unit based compensation	—	—	—	—	—	3,266	—	323,329	326,595
Preferred units distributions declared	—	(3,220,000)	(2,861,320)	(1,739,375)	—	—	—	—	(7,820,695)
Partnership units distributions declared	—	—	—	—	—	(74,265)	—	(7,896,218)	(7,970,484)
Net income (loss)	—	3,220,000	2,861,320	1,739,375	—	(66,451)	—	(6,578,676)	1,175,568
Balances at December 31, 2019	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,006	$315,959	15,840,512	$2,636,363	$105,558,317
Issuance of partnership units	—	—	—	—	1,898	4,761	187,935	471,352	476,113
Amortization of restricted units award	—	—	—	—	—	728	—	72,052	72,780
Unit based compensation	—	—	—	—	—	(1,997)	—	(197,678)	(199,675)
Preferred units distributions declared	—	(805,000)	(765,160)	(618,750)	—	—	—	—	(2,188,910)
Partnership units distributions declared	—	—	—	—	—	(19,271)	—	(2,068,890)	(2,088,161)
Net loss	—	805,000	765,160	618,750	—	(558,718)	—	(55,313,097)	(53,682,905)
Balances at December 31, 2020	4,364,610	$37,766,531	$36,461,955	$28,377,509	161,904	$(258,538)	16,028,447	$(54,399,898)	$47,947,559
Issuance of partnership units	—	—	—	—	1,513	4,448	149,768	440,318	444,766
Amortization of restricted units award	—	—	—	—	—	728	—	72,052	72,780
Unit based compensation	—	—	—	—	—	(4,171)	—	(412,911)	(417,082)
Extinguishment of preferred units	(305,000)	(2,345,747)	(3,987,195)	(827,677)	22,331	73,124	2,210,815	7,239,214	151,719
Net loss	—	—	—	—	—	(285,396)	—	(28,254,244)	(28,539,640)
Balances at December 31, 2021	4,059,610	$35,420,784	$32,474,760	$27,549,832	185,748	$(469,805)	18,389,030	$(75,315,469)	$19,660,102

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019

Cash flows from operating activities:
Net (loss) income	$(28,539,640)	$(53,682,905)	$1,175,568
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,909,226	19,896,772	21,637,316
Impairment of investment in hotel properties, net	12,201,461	—	—
Amortization of deferred financing costs	1,029,306	572,696	789,525
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Gain on exercise of development right	—	—	(3,940,000)
Gain on involuntary conversion of assets	(588,586)	(179,856)	(293,534)
Unrealized (gain) loss on hedging activities	(1,493,841)	986,200	1,177,871
(Gain) loss on disposal of assets	(158,286)	136,063	123,739
Loss on early extinguishment of debt	—	—	1,152,356
ESOP and unit - based compensation	100,465	349,217	451,028
Changes in assets and liabilities:
Accounts receivable	(2,640,487)	3,032,703	1,954,217
Prepaid expenses, inventory and other assets	719,031	(2,197,874)	(162,621)
Deferred income taxes	—	5,412,084	(280,905)
Accounts payable and other accrued liabilities	1,630,584	15,152,165	(1,364,458)
Advance deposits	(411,131)	(821,265)	(29,945)
Accounts receivable - affiliate	—	(300,153)	160,801
Net cash provided by (used in) operating activities	1,733,421	(11,668,834)	22,526,277
Cash flows from investing activities:
Acquisitions of hotel properties	—	—	(6,346,378)
Improvements and additions to hotel properties	(3,176,841)	(4,015,514)	(12,661,169)
ESOP loan payments received	589,082	463,376	236,780
Proceeds from sale of assets	200,500	56,677	4,934
Proceeds from involuntary conversion	588,586	179,856	293,534
Net cash used in investing activities	(1,798,673)	(3,315,605)	(18,472,299)
Cash flows from financing activities:
Proceeds from issuance of preferred units, net	—	—	33,066,665
Proceeds from secured notes	—	20,000,000	—
Proceeds from unsecured notes	—	10,719,100	—
Redemption of unsecured notes	—	—	(25,000,000)
Payments on mortgage loans	(6,528,078)	(2,609,861)	(6,633,624)
Payments of unsecured notes	(3,109,166)	—	—
Payments of deferred financing costs	(19,513)	(1,560,680)	(106,950)
Distributions on general and limited partnership interests	—	(2,058,900)	(8,161,822)
Distributions on preferred partnership interests	—	(2,188,910)	(7,102,292)
Net cash (used in) provided by financing activities	(9,656,757)	22,300,749	(13,938,023)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(9,722,009)	7,316,310	(9,884,045)
Cash, cash equivalents and restricted cash at the beginning of the period	35,300,546	27,984,236	37,868,281
Cash, cash equivalents and restricted cash at the end of the period	$25,578,537	$35,300,546	$27,984,236
Supplemental disclosures:
Cash paid during the period for interest	$19,630,506	$9,541,533	$19,259,838
Cash paid during the period for income taxes	$20,200	$(21,078)	$(76,104)
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$353,028	$542,102	$347,269

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio, as of December 31, 2021, consisted of investments in twelve hotel properties, comprising 3,156 rooms and two hotel commercial condominium units and their associated rental programs.  Nine of our hotels operated under the Hilton, DoubleTree, Hyatt and Sheraton brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2021, was approximately 93.9% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership.  For the years ended December 31, 2021, 2020, and 2019, the MHI TRS Entities engaged eligible independent hotel management companies, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”); Highgate Hotels, L.P. (“Highgate Hotels”); and Our Town Hospitality, LLC (“Our Town”) to operate the hotels under management contracts.  MHI Hospitality TRS Holding, Inc. is treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.  As of December 31, 2021, Our Town was the manager of each of our 12 wholly-owned hotels and our two condominium hotel rental programs.

All references in these “Notes to Consolidated Financial Statements” to “we,” “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Effects of COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world.  As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced.  Following the government mandates and health official recommendations, we significantly reduced operations at all our hotels, suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses.  Our hotels have been gradually re-introducing guest amenities relative to the return of business while focusing on profit generators and margin control and we intend to continue those re-introductions, provided that we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.

COVID-19 had a significant negative impact on our operations and financial results in 2021, including a substantial decline in our revenues, profitability and cash flows from operations compared to similar pre-pandemic periods.  While the resurgence of leisure travel demand contributed to improved results for 2021 compared to 2020, business travel demand continues to lag.  As a result, although we anticipate further recovery in 2022, the Company cannot estimate with certainty when travel demand will fully recover.

The COVID-19 pandemic has also significantly contributed to economic uncertainty and led to disruption and volatility in the global capital markets, which has limited our access to capital.  That economic uncertainty could increase our cost of capital during the course of the recovery from the pandemic.  Additionally, we sought and obtained forbearance and loan modification agreements with the lenders under the mortgages for all of our hotel properties.  See the discussion of forbearance, modifications, and waivers in Note 4.

As of December 31, 2021, we failed to meet the financial covenants under the mortgage secured by The Whitehall.  We have received a waiver of the financial covenants from the lender on The Whitehall mortgage through June 30, 2022.   While the Company believes it will be successful in obtaining waivers, loan modifications or securing refinance arrangements, it cannot provide assurance that it will be able to do so on acceptable terms or at all.  Based on our current projections, following the expiration of the waiver on the financial covenants from the mortgage lender on The Whitehall, we do not anticipate that the financial performance of the property will have sufficiently recovered in order to meet the existing covenants.  If we fail to obtain additional waivers from the lender, the lender could declare the Company in default under the mortgage loan on that property and require repayment of the outstanding balance.

As of December 31, 2021, we had approximately $13.2 million in unrestricted cash and approximately $12.4 million in restricted cash.

U.S. generally accepted accounting principles (“U.S. GAAP”) requires that, when preparing financial statements for each annual and interim reporting period, management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Due to the uncertainties described above related to future cash flows and resulting compliance with the financial covenants as well as the upcoming maturity of the mortgage on The Whitehall, the Company determined that there is substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 21, 2021, we entered into a Share Exchange Agreement with Palogic Value Fund, L.P., a Delaware limited partnership (“Palogic”).  Pursuant to the Share Exchange Agreement, Palogic agreed to exchange 100,000 shares of the Company’s 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock, 85,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock, and 35,000 shares of the Company’s 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Palogic Shares”), together with all of Palogic’s rights to receive accrued and unpaid dividends on those Palogic Shares, for 1,542,727 shares of the Company’s common stock, par value $0.01 per share. We closed the transaction and issued the common shares on June 22, 2021.  The Company did not receive any cash proceeds as a result of the exchange of the Palogic Shares for the Company’s common stock, and the Palogic Shares exchanged have been retired and cancelled.  The issuance of the shares of the Company’s common stock was made by the Company pursuant to the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of such act on the basis that these offers constituted an exchange with existing holders of the Company’s securities, and no commission or other remuneration was paid to any party for soliciting such exchange.

On November 30, 2021, Raleigh Hotel Associates, LLC, a Delaware limited liability company and an affiliate of the Company, entered into a real estate sale agreement to sell the DoubleTree by Hilton Raleigh-Brownstone University hotel located in Raleigh, North Carolina to CS Acquisition Vehicle, LLC, a Delaware limited liability company, for a purchase price of $42.0 million.  The Company intends to use any net cash proceeds from the sale of the hotel to repay the existing mortgage on the property, repay a portion of the secured notes with Kemmons Wilson, to make any required distribution on the Company’s preferred stock related to maintaining the Company’s REIT status, and for general corporate purposes.  The closing of the sale of the hotel is subject to various customary closing conditions, including the satisfactory completion of a diligence review of the hotel, the accuracy of representations and warranties through closing, and conditions related to the termination of hotel agreements and leases.

On December 9, 2021, we entered into a Share Exchange Agreement with Palogic Value Fund, L.P., a Delaware limited partnership (“Palogic”).  Pursuant to the Share Exchange Agreement, Palogic agreed to exchange 75,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), together with all of Palogic’s rights to receive accrued and unpaid dividends on those Series C Preferred Stock shares, for 620,919 shares of the Company’s common stock, par value $0.01 per share. Closing of the transaction occurred on December 9, 2021.  The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

On December 13, 2021, Louisville Hotel Associates, LLC, a Delaware limited liability company and an affiliate of the Company, entered into a purchase and sale agreement to sell the Sheraton Louisville Riverside hotel located in Jeffersonville, Indiana to Riverside Hotel, LLC, an Indiana limited liability company, for a purchase price of $11.5 million, including the assumption by the Buyer of the mortgage loan on the hotel.  On February 10, 2022, the Company closed the sale of the Sheraton Louisville Riverside hotel.  There were no net proceeds from the sale.

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

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2021.  The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. The Company also projects cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.  The Company determined that there were two impairments of approximately $12.2 million, as of December 31, 2021.

Assets Held For Sale – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.  When the carrying value of the asset is greater than the fair value, the Company reduces the carrying value to fair value less selling costs and recognizes an impairment loss.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2021 and 2020, were approximately $294,390 and $353,872, respectively. Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $59,482, $59,482 and $58,642, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were two non-recurring assets and no non-recurring liabilities for fair value measurements as of December 31, 2021 and none as of December 31, 2020, respectively):

	Level 1	Level 2	Level 3
December 31, 2020
Interest Rate Caps (1)	$—	$208	$—
Interest Rate Swap (2)	$—	$(3,038,967)	$—
Mortgage loans (3)	$—	$(364,112,622)	$—
December 31, 2021
Interest Rate Cap (1)	$—	$47	$—
Interest Rate Swap (2)	$—	$(1,537,319)	$—
Mortgage loans (3)	$—	$(355,496,444)	$—
Investment in Hotel Properties, net(4)	$—	$23,000,000	$—
Investment in Hotel Properties Held for Sale, net(5)	$—	$11,063,952	$—

(1)	Interest rate caps, which cap the 1-month LIBOR rate at 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of December 31, 2021 and 2020.
(4)	Investment in hotel properties, net, a non-recurring asset, is reflected at appraised value as of December 31, 2021.
(5)	Investment in hotel properties held for sale, net, a non-recurring asset, is reflected at net realizable value as of December 31, 2021.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statement of operations pursuant to the terms of each lease. Lease revenue was $1,671,085, $1,386,874 and $1,456,550, for the years ended December 31, 2021, 2020, and 2019, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

December 31, 2022	1,047,956
December 31, 2023	1,051,501
December 31, 2024	1,059,558
December 31, 2025	1,068,195
December 31, 2026	1,040,677
December 31, 2027 and thereafter	6,455,880
Total	$11,723,767

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  As of December 31, 2020, we determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences; therefore, a 100% valuation allowance is required.

As of December 31, 2021, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2016 through 2020. In addition, as of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2020.

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

As of December 31, 2021, under the 2013 Plan, the Company has made cumulative stock awards totaling 517,464 shares, including 50,000 restricted shares to certain executives, directors, and employees, and 467,464 non-restricted shares issued to certain executives, directors and employees. All awards have vested except for 50,000 shares issued to certain executives, which will vest over the next 8 years.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2021, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.

Total stock-based compensation cost recognized under the 2013 Plan for the years ended December 31, 2021, 2020, and 2019 was $517,546, $548,894 and $124,433, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the years ended December 31, 2021, 2020, and 2019 the ESOP compensation cost was $172,000, $175,367 and $274,574, respectively.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

Advertising – Advertising costs, to include internet advertising, were $1,971,047, $1,351,538 and $2,042,682 for the years ended December 31, 2021, 2020, and 2019, respectively and are expensed as incurred.

Business Interruption Proceeds – Insurance recoveries for business interruption were recognized during the years ended December 31, 2021, 2020, and 2019, for $200,000, $85,517 and $29,747, respectively.   The insurance proceeds were reflected in the statement of operations in other operating departments revenues.

Involuntary Conversion of Assets – The Company record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the years ending December 31, 2021, 2020, and 2019, we recognized $588,586, $179,856 and $293,534, respectively, for gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

New Accounting Pronouncements – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform.  The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023.  The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract.  In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment.  As of December 31, 2021, the Company has not entered into any contract modification as it directly relates to reference rate reform, with the exception of a modification to the mortgage on the Whitehall in Houston, Texas, which changed the reference rate from LIBOR to the New York Prime Rate.  The Company anticipates having to undertake more modifications in the future.  While the Company anticipates the impact of this update may be to its benefit, the Company is still evaluating the overall impact.

3. Investment in Hotel Properties, Net and Investment in Hotel Properties Held for Sale, Net

Investment in hotel properties, net as of December 31, 2021 and 2020, consisted of the following:

	December 31, 2021	December 31, 2020

Land and land improvements	$60,395,168	$66,088,705
Buildings and improvements	407,310,530	442,063,950
Right of use assets	5,711,607	5,995,438
Furniture, fixtures and equipment	50,505,902	55,796,798
	523,923,207	569,944,891
Less: accumulated depreciation and impairment	(148,037,983)	(142,120,306)
Investment in Hotel Properties, Net	$375,885,224	$427,824,585

Our review of possible impairment during the years ended December 31, 2021 and 2020, resulted in an impairment charge of approximately $12.2 million, related to the Sheraton Louisville Riverside and The Whitehall in Houston, Texas during the year ended December 31, 2021.

Investment in hotel properties held for sale, net as of December 31, 2021 and 2020, consisted of the following:

	December 31, 2021	December 31, 2020

Land and land improvements	$5,799,197	$-
Buildings and improvements	36,115,121	—
Furniture, fixtures and equipment	5,743,949	—
	47,658,267	—
Less: accumulated depreciation and impairment	(24,787,780)	—
Investment in Hotel Properties Held for Sale, Net	$22,870,487	$-

4. Debt

Mortgage Loans, Net. As of December 31, 2021 and 2020, the Company had approximately $351.2 million and approximately $357.5 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2021	2020	Penalties	Date	Provisions	Rate
The DeSoto (1)	$32,148,819	$32,820,733	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	33,051,316	33,655,483	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,175,215	8,654,754	None	5/5/2022	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	40,734,077	41,804,700	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	8/1/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	54,253,963	55,878,089	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	41,484,732	42,507,512	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	17,383,397	17,946,480	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	32,604,948	33,259,067	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,990,136	48,990,136	Yes	10/1/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	10,947,366	11,037,086	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,551,671	14,697,830	Yes	2/26/2023	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$352,625,640	$359,551,870
Deferred financing costs, net	(1,547,004)	(2,122,822)
Unamortized premium on loan	92,247	116,929
Total Mortgage Loans, Net	$351,170,883	$357,545,977

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
(11)

The note bears a fixed interest rate of 4.27% for the first 5 years of the loan. The lender exercised its option to reset the interest rate after 5 years to 5.25% effective December 1, 2021.  With the approval of the lender, the loan can be assumed by the purchaser of the property.

(12)

The note bears a floating interest rate of New York Prime Rate plus 1.25% and is subject to prepayment penalty of 2.0% if prepaid after April 12, 2021 but on or before April 12, 2022 and 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022.  Pre-payment can be made without penalty thereafter.

Mortgage Forbearance Agreements.  During 2020 and 2021, the Company entered into various forbearance and loan modification agreements with the lenders for our mortgage loans secured by our hotels.  Below is a summary of those agreements for each hotel.

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

DoubleTree by Hilton Laurel

Starting on March 24, 2020, we entered into a series of deferral and note modification agreements with the mortgage lender for the DoubleTree by Hilton Laurel pursuant to which we agreed with the lender to the following: (a) an initial deferral of scheduled payments of principal and interest due from April 5, 2020 to September 5, 2020; (b) an additional deferral of scheduled payments of principal only from November 5, 2020 to March 5, 2021; (c) subsequent payments are required to be applied first toward current and deferred interest and then toward principal; and (d) any and all deferred principal is due and payable at maturity.  On July 15, 2021, we entered into a note modification agreement pursuant to which we agreed with the lender to the following: (i) the maturity date was extended by nine months, to May 5, 2022; (ii) commencing August 5, 2021 and continuing on the fifth day of each calendar month thereafter, the borrowing entity will pay monthly installments in the amount of $64,475; and (iii) the interest on the principal balance of the note shall accrue at a rate of 5.25%.  Concurrently with the execution of the Note Modification Agreement, the borrowing entity paid lender the deferred interest accumulated on the loan from April 2020 through September 2020 in the amount of $226,859.  All other terms of the mortgage remain unchanged.  A nominal amount in cash consideration was provided in exchange for the note modifications and the lender also waived compliance with the debt service coverage ratio covenant as of December 31, 2020.

DoubleTree by Hilton Philadelphia Airport

We have agreed with the lender to the following: (a) deferral of scheduled principal through June 1, 2021; (b) payment of regular principal and interest to resume on July 1, 2021; (c) remaining deferred interest is to be paid in 12 equal installments beginning April 1, 2021; (d) deferred principal to be repaid on a quarterly basis out of the excess of Hotel EBITDA after reserves over Actual Debt Service beginning with the quarter ending March 31, 2022, or at maturity; (e) a guaranty by the Operating Partnership of payment under the loan; (f) addition of a revenue per available room financial covenant for the period between March 1, 2021 and May 31, 2021; (g) a waiver of compliance with the DSCR covenant through September 30, 2021; and (h) revised DSCR requirements for the quarters ending December 31, 2021 through June 30, 2022.  In connection with the guarantee, the Operating Partnership entered into an acknowledgment of confession of judgment of guarantor pursuant to which the lender is authorized to enter a judgment against the Operating Partnership upon the occurrence of an event of default.  The maturity date was extended by 3 months, or until October 31, 2023.

DoubleTree by Hilton Raleigh-Brownstone University

Beginning on May 4, 2020, we entered into a series of forbearance and loan modification agreements with the mortgage lender for the DoubleTree by Hilton Raleigh-Brownstone University pursuant to which the lender agreed to the following: (a) deferral of scheduled interest payments due from April 1, 2020 to July 31, 2021; (b) a one-time fee of $236,375 made in January 2021 and applied to deferred interest; (c) deferral of the FF&E reserve deposit from April 2020 until July 2021; and (d) remainder of deferred interest, along with additional accrued interest on interest, is due and payable by maturity.  In the event that accrued interest is not paid in full by August 1, 2022, the borrowing entity will be required to pay an exit fee equal to one percent of the total outstanding principal amount under the loan in addition to all outstanding payments of principal and interest on the loan.

DoubleTree Resort by Hilton Hollywood Beach

On April 30, 2021, we entered into a loan modification and reinstatement agreement with the mortgage lender for the DoubleTree Resort by Hilton Hollywood Beach pursuant to which we agreed with the lender to amend and reinstate the promissory note and loan agreement on revised terms.  Under the amended loan agreement and promissory note we paid to the lender contemporaneously with the closing of the amendment and reinstatement an aggregate amount of approximately $4.0 million made up of (i) tax and insurance reserves required to be funded in certain reserve accounts in the aggregate amount of approximately $2.5 million; (ii) a lump sum payment of approximately $1.3 million in respect of amounts owed by us relating to payments for the period from January through March 2021; (iii) certain FF&E reserve amounts required to be deposited with the lender; and (iv) certain other fees and expenses.  In addition, we agreed to (a) begin regular monthly payments on May 1, 2021; (b) pay the aggregate amount owed by the borrowing entity relating to deferred monthly payments for the period from April through December 2020 in 24 equal monthly installments of $119,591 beginning on January 1, 2021 and continuing through December 2022; and (c) certain other amended terms, including to restrict the borrowing entity under the promissory note from making any distributions until all such deferred payments have been made. Also, the lender agreed to certain accommodations, including the waiver of the cash sweep period trigger for a period of time and to forbear collection of default interest and late payment charges accrued and unpaid under the original loan agreement and promissory note, provided that in the event of a future default those amounts will become due immediately and the waivers will no longer be effective.

Georgian Terrace

On October 8, 2020, the lender agreed to the release of approximately $1.1 million from the FF&E reserve to fund up to 50% of (a) shortfall between gross revenues and operating expenses for the period April through July 31, 2020, and (b) scheduled payments of debt service, deposits to the real estate tax escrow and insurance expenses for the period April through August 2020.  So long as there is no event of default under the terms of the loan agreement, lender agreed to defer deposits into the FF&E reserve account between November 2020 and April 2021.  As consideration to entering into the loan modification agreement, the Operating Partnership agreed to guarantee full and prompt payment of the released reserves amounts.  The FF&E reserve was replenished in November 2021.

Hotel Alba Tampa

Starting on May 14, 2020, we entered into a series of loan modification agreements, pursuant to which the lender agreed to: (a) the deferral of scheduled payments of principal due from April 1, 2020 to June 30, 2021; (b) waive certain financial covenants applicable to the borrowing entity and the Operating Partnership through the quarter ended December 31, 2020 and (c) delay repayment of deferred payments upon the earlier of (i) the maturity date or (ii) acceleration of the loan.  The borrowing entity agreed to not, without prior written consent of the lender, make any distributions of cash or property until all the following conditions have been satisfied: (x) the deferral period has expired and deferred payments have been made; (y) certain conditions precedent for making distributions under the loan agreement have been satisfied; and (z) any PPP loans extended to the borrowing entity have been repaid or forgiven. The borrowing entity is also restricted from making any payments on any subordinated indebtedness, mezzanine financing or certain other funded indebtedness, with certain limited exceptions, without prior written consent of the lender.  As of December 31, 2021, we had paid the deferred amounts, were in compliance with the modified DSCR and had met the requirements for release of the cash collateral on deposit with the lender.  Cash collateral on deposit with the Hotel Alba lender was approximately $1.9 million as of December 31, 2021.

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

Sheraton Louisville Riverside

The lender has agreed to the following: (a) deferral of scheduled payments of interest due from May 1, 2020 to July 1, 2020; (b) deferral of scheduled payments of principal due from May 1, 2020 to April 1, 2021; (c) subsequent payments were required to be applied first toward current and deferred interest and then toward principal; and (d) any deferred principal is due and payable at maturity.  The maturity date under the loan modification remains unchanged.  We sold the hotel on February 10, 2022.

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

As of December 31, 2021, the Company failed to meet certain financial covenants under the mortgages secured by the DoubleTree by Hilton Jacksonville Riverfront, the Hotel Alba, and The Whitehall.  The Company has received waivers of the financial covenants from the lender on the DoubleTree by Hilton Jacksonville Riverfront through December 31, 2022 and from the lender on The Whitehall mortgage through June 30, 2022. We expect to receive a waiver from the lender on the Hotel Alba for the period ended December 31, 2021.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2021 were as follows:

December 31, 2022	50,240,539
December 31, 2023	60,577,528
December 31, 2024	37,215,958
December 31, 2025	92,307,285
December 31, 2026	67,463,140
December 31, 2027 and thereafter	44,821,190
Total future maturities	$352,625,640

PPP Loans. The Operating Partnership and certain of its subsidiaries have received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act.  Each PPP Loan has a term of five years and carries an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.  The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.  On April 16, 2020, the Operating Partnership entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500.  On April 28, 2020, the Company entered into a promissory note and received proceeds of $9,432,900 under a PPP Loan from Fifth Third Bank, National Association.  On May 6, 2020, the Company entered into a second promissory note with Fifth Third Bank, National Association and received proceeds of $952,700 under a PPP Loan.  As of December 31, 2021 and 2020, the Company had principal balances outstanding which totaled approximately $7.6 million and $10.7 million, respectively.

Secured Notes Financing.  On December 31, 2020, we entered into the following agreements with KW, as collateral agent and an investor, and MIG, as an investor: (i) a Note Purchase Agreement with KW and MIG; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement with KW; (iv) a Board Observer Agreement with KW; and (v) other ancillary agreements.  These agreements constitute a transaction whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership with an option to require the Investors to purchase an additional $10.0 million in Secured Notes on the terms and subject to the conditions described below, which option has now expired.

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

5. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the years ended December 31, 2021, 2020, and 2019 was $83,932, $74,809 and $72,984, respectively.

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

We lease land adjacent to the Hotel Alba Tampa, Tapestry Collection by Hilton for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2019 and expires in July 2024. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the years ended December 31, 2021, 2020, and 2019 was $2,575, $2,604 and $2,152, respectively.

We leased 5,216 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expired on December 31, 2019. Rent expense for the year ended December 31, 2019 was $107,936.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020.  The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent.  The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.  Rent expense for the years ended December 31, 2021 and 2020 was each $223,607.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025. We have exercised our option on the first of five renewal periods of 10 years each.   Rent expense for the years ended December 31, 2021, 2020, and 2019, was $232,588, $153,019 and $881,605, respectively.

We entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House.  The parking and cabana management agreement, which is treated for accounting purposes as an embedded lease, requires us to make rental payments of $270,100 per year in base rent.  The initial term of the parking garage and cabana lease expires in 2039 and may be extended for four additional renewal periods of 5 years each.  Rent expense for the years ended December 31, 2021, 2020, and 2019, was $271,000, $85,166 and $72,625, respectively.

We also lease certain furniture and equipment under financing arrangements expiring by June 2022.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2022	683,693
December 31, 2023	671,883
December 31, 2024	663,585
December 31, 2025	663,877
December 31, 2026	656,534
December 31, 2027 and thereafter	14,100,246
Total	$17,439,818

Employment Agreements— The Company has entered into various employment contracts with employees that could result in obligations to us in the event of a change in control or termination without cause.

Management Agreements – As of December 31, 2021, all twelve of our wholly-owned hotels operated under management agreements with Our Town (see Note 9).  The management agreements expire on March 31, 2025 and may be extended for up to two additional periods of five years each, subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.  As of April 1, 2020, the DoubleTree Resort by Hilton Hollywood Beach and the rental program and condominium association of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences operated under management agreements with Our Town.  As of October 14, 2020, we entered into a hotel management agreement, effective as of November 15, 2020, with Our Town for the management of the Hyatt Centric Arlington.  On November 15, 2020, the management of the Hyatt Centric Arlington was transitioned from Highgate Hotels, L.P. to Our Town.  Following the transition, Our Town manages each of the Company’s twelve wholly-owned hotels, as well as our two condominium hotel rental programs.

Franchise Agreements – As of December 31, 2021, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently expire between November 2021 and March 2038.  Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

6. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	December 31, 2021	December 31, 2020	Per Share
Series B Preferred Stock	8.000%	$25.00	1,510,000	1,610,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,384,610	1,554,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,165,000	1,200,000	$0.515625

The Company pays cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share.  Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.  The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.  As previously announced, the record dates for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020 to stockholders of record as of March 31, 2020 have each been declared and the record date and the payment of dividends on all classes of the Company’s preferred stock has been deferred.  As of December 31, 2021, there are undeclared and cumulative preferred dividends, of approximately $14.3 million.

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

Preferred Units – The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	December 31, 2021	December 31, 2020	Per Unit
Series B Preferred Units	8.000%	$25.00	1,510,000	1,610,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,384,610	1,554,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,165,000	1,200,000	$0.515625

The Company pays cumulative cash distributions on the preferred units at rates in the above table per annum of the $25.00 liquidation preference per unit.  The Company, which is the holder of the Operating Partnership’s preferred units is entitled to receive distributions when authorized by the Operating Partnership’s general partner out of assets legally available for the payment of distributions.  The preferred units are not redeemable by the holder, have no maturity date and are not convertible into any other security of the Operating Partnership or its affiliates.  As previously announced, the record dates for the dividends on the Operating Partnership’s Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units that were to be paid April 15, 2020 to unitholders of record as of March 31, 2020 have each been declared and the record date and the payment of dividends on all classes of the Operating Partnership’s preferred units has been deferred. As of December 31, 2021, there are undeclared and cumulative preferred distributions to the Company from the Operating Partnership of approximately $14.3 million.

In April and May 2019, the Operating Partnership issued 1,200,000 shares of 8.25% Series D Preferred Units, for net proceeds after all estimated expenses of approximately $28.4 million.

In September and December 2018, the Operating Partnership issued 52,141 units of 7.875% Series C Preferred Units, for net proceeds after all estimated expenses of approximately $1.0 million.

The following table presents the quarterly distributions by the Operating Partnership declared and payable per
Series Preferred B Unit and dividends by the Company declared and payable per share of Series B Preferred Stock, for the years ended December 31, 2021, 2020, and 2019:

Quarter Ended	2019	2020	2021
March 31,	$0.500000	$0.500000	$—
June 30,	$0.500000	$—	$—
September 30,	$0.500000	$—	$—
December 31,	$0.500000	$—	$—

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Series C Preferred Unit and dividends by the Company declared and payable per share of Series C Preferred Stock, for the years ended December 31, 2021, 2020, and 2019:

Quarter Ended	2019	2020	2021
March 31,	$0.492188	$0.492188	$—
June 30,	$0.492188	—	$—
September 30,	$0.492188	$—	$—
December 31,	$0.492188	$—	$—	(1)

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Series D Preferred Unit and dividends by the Company declared and payable per share of Series D Preferred Stock, for the years ended December 31, 2021, 2020, and 2019:

Quarter Ended	2019		2020	2021
March 31,	$—		$0.515625	$—
June 30,	$0.418230	(1)	$—	$—
September 30,	$0.515625		$—	$—
December 31,	$0.515625		$—	$—
(1)	The initial quarterly distribution for the Series D Preferred Stock paid on July 15, 2019 was pro-rated per the terms of the security in the amount of $0.41823 per share.

As of December 31, 2021, there were unpaid preferred dividends and distributions of $2,037,192.

7. Common Stock and Units

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

The following is a list of issuances during the years ended December 31, 2021, 2020, and 2019 of the Company’s common stock:

On December 16, 2021, one holder of units in the Operating Partnership redeemed 32,681 units for an equivalent number of shares in the Company’s common stock.

On December 9, 2021, we entered into a privately-negotiated share exchange agreement.  Pursuant to the share exchange agreement, the Company agreed to exchange 75,000 shares of the Company’s Series C Preferred Stock, together with all of the rights to receive accrued and unpaid dividends on those preferred shares, for 620,919 shares of the Company’s common stock. We closed the transaction and issued the common stock on December 9, 2021.

On December 3, 2021, we entered into a privately-negotiated share exchange agreement.  Pursuant to the share exchange agreement, the Company agreed to exchange 10,000 shares of the Company’s Series C Preferred Stock, together with all of the rights to receive accrued and unpaid dividends on those preferred shares, for 69,500 shares of the Company’s common stock. We closed the transaction and issued the common stock on December 9, 2021.

On June 21, 2021, we entered into a privately-negotiated share exchange agreement.  Pursuant to the share exchange agreement, the Company agreed to exchange 100,000 shares of the Company’s Series B Preferred Stock, 85,000 shares of the Company’s Series C Preferred Stock, and 35,000 shares of the Company’s Series D Preferred Stock, together with all of the rights to receive accrued and unpaid dividends on those preferred shares, for 1,542,727 shares of the Company’s common stock. We closed the transaction and issued the common stock on June 22, 2021.

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

As of December 31, 2021 and 2020, the Company had 17,441,058 and 15,023,850 shares of common stock outstanding, respectively.

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

As of December 31, 2021 and 2020, the total number of Operating Partnership units outstanding was 18,574,778 and 16,190,351, respectively.

As of December 31, 2021 and 2020, the total number of outstanding units in the Operating Partnership not owned by the Company was 1,133,720 and 1,166,501, respectively, with a fair market value of approximately $2.4 million and approximately $2.9 million, respectively, based on the price per share of the common stock on such respective dates.

Common Stock Dividends and Unit Distributions – The following table presents the quarterly stock dividends and unit distributions by us declared and payable per common stock/unit for the years ended December 31, 2021, 2020, and 2019:

Quarter Ended	2019	2020	2021
March 31,	$0.125	$0.130	$-
June 30,	$0.130	-	-
September 30,	$0.130	-	-
December 31,	$0.130	-	-

As of December 31, 2021, there were unpaid common dividends and distributions to holders of record as of March 13, 2020 in the amount of $2,088,160

8. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our eleven wholly-owned hotels, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  As of December 31, 2021, Our Town was a majority-owned subsidiary of Newport Hospitality Group, Inc (“Newport”) and Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 48.5% and 1.4%, respectively, of the total outstanding ownership interests of Our Town.  On February 25, 2022, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer increased their beneficial ownership to approximately 51.3% and 1.5%, respectively, of the total outstanding ownership interests of Our Town.  Both Mr. Sims and Mr. Folsom serve as directors of Our Town and have certain governance rights. In the event of a conflict with Newport regarding the appointment of an independent director, Mr. Sims and Mr. Folsom have a tiebreaking vote to appoint the independent director of Our Town.  The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At December 31, 2021 and 2020, we were due approximately $0.2 million and $0.7 million, respectively, from Our Town Hospitality.

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

As of December 31, 2021, and December 31, 2020, Sotherly had advanced $0 and approximately $0.6 million, respectively, to Our Town as initial working capital.  In addition, the OTH Master Agreement provides for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2025 but shall be extended beyond 2025 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

For the years ended December 31, 2021 and 2020, the management fees earned by Our Town under the contract were approximately $3.4 million and $1.5 million, respectively.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property.  For the years ended December 31, 2021 and 2020, the Company received rent income from Our Town of approximately $144,452 and $158,454, respectively.

Credit Agreement – On December 13, 2019, we entered into a credit agreement with Our Town effective January 1, 2020, pursuant to which Sotherly agreed to provide Our Town with a working capital line of credit.  The original agreement allowed Our Town to borrow up to $500,000.  Our Town was allowed to draw against the line of credit from time to time prior to January 1, 2021.  The credit agreement was amended by the parties on June 4, 2021 such that (i) the maximum amount of credit available is capped at $894,900; (ii) the total amount of advances, as of June 4, 2021, was agreed to be $894,900; (iii) no additional advances are permitted; (iv) principal payments are required to be made by the borrower in the amount of $100,000 on each of December 31, 2021 through 2025; (v) the maturity date was extended to December 31, 2026; and (vi) the aggregate unpaid principal amount and another other obligations are required to be paid at maturity.  In addition, an affiliate of Mr. Sims entered into a conditional financing commitment with Our Town to provide funding to permit repayment of the loan in the event the principal balance of the loan made to Our Town under the credit agreement has not been repaid prior to maturity and Sotherly declines to extend the maturity date.  Interest accrued on the outstanding balance at 3.5% per annum and was payable quarterly in arrears.  In the event of a default under the credit agreement, the Company had the right to offset any outstanding unpaid balance against amounts it owed to Our Town under the OTH Hotel Management Agreements.  As of December 31, 2021 and 2020, the outstanding credit balance under the credit agreement was $0 and approximately $0.6 million, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Our Town (or its affiliate) for those employees that are employed by Our Town that work exclusively for our properties, starting January 1, 2020.  For the years ended December 31, 2021 and 2020, the employer portion of the plan covering those employees that work exclusively at our properties under our management agreements with Our Town was approximately $2.8 million and $2.9 million, respectively.

Chesapeake Hospitality. Chesapeake Hospitality is owned and controlled by individuals including Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and a sibling of our Chairman, Andrew M. Sims.  As of December 31, 2021, Andrew M. Sims, Kim E. Sims and Christopher L. Sims, beneficially owned, directly or indirectly, 0%, approximately 24.8%, and 24.8%, respectively, of the total outstanding ownership interests of Chesapeake Hospitality.  Kim E. Sims and Christopher L. Sims are currently officers and employees of Chesapeake Hospitality. Prior to November 2019, Andrew M. Sims, owned approximately 19.3% of the total outstanding ownership interests of Chesapeake Hospitality, all of which have since been sold. The following is a summary of the transactions between Chesapeake Hospitality and us:

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

Prior to January 1, 2020, Chesapeake Hospitality was the manager for each of our hotels that we wholly-owned at December 31, 2021 and 2020, with the exception of the Hyatt Centric Arlington, under various hotel management agreements. On January 1, 2020, the management agreements for ten of our wholly-owned hotels expired.  Those hotels are now managed by Our Town as described above.  In connection with the termination of those ten Chesapeake management agreements, we paid approximately $0.2 million in termination fees.

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

Base management fees earned by Chesapeake Hospitality totaled $0, $241,332 and $4,803,185 for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, incentive management fees of $0, $(40,375) and $164,168 were expensed for the years ended December 31, 2021, 2020, and 2019, respectively.

Employee Medical Benefits – Prior to January 1, 2020, we purchased employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for those employees employed by Chesapeake Hospitality that worked exclusively for our hotel properties managed by Chesapeake Hospitality. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $0, approximately $0.2 million and $5.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Workers’ Compensation Insurance – Prior to January 1, 2020, pursuant to our management agreements with Chesapeake Hospitality, we paid the premiums for workers’ compensation insurance under a self-insured policy owned by Chesapeake Hospitality or its affiliates, and which covers those employees of Chesapeake Hospitality that worked exclusively for the properties managed by Chesapeake Hospitality. For the years ended December 31, 2021, 2020, and 2019, we paid $0, approximately $0.1 million and $1.0 million, respectively, in premiums for the portion of the plan covering those employees that worked exclusively for our properties under our management agreements with Chesapeake Hospitality.

Other Related Parties –The Company employs Andrew M. Sims, Jr. the son of our Chairman, who currently serves as Vice President – Operations & Investor Relations; Ashley S Kirkland, daughter of our Chairman, as Corporate Counsel and Compliance Officer; and Robert E. Kirkland IV, Ms. Kirkland’s husband, who currently serves as General Counsel, as employees.  Compensation, including benefits, for the years ended December 31, 2021, 2020, and 2019 totaled $462,809, $464,218 and $415,005, respectively.

On December 16, 2021, a trust controlled in part by our Chairman redeemed 32,681 units for an equivalent number of share of the Company’s common stock, pursuant to the terms of the partnership agreement.

On May 1, 2020, one former member of our Board of Directors redeemed 57,867 units, for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.  On January 1, 2020, another previous member of our Board of Directors redeemed 410,000 units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

During the years ending December 31, 2021, 2020, and 2019, the Company reimbursed $0, $0 and $119,907, respectively, to a partnership controlled by our Chairman, Andrew M. Sims for business-related air travel pursuant to the Company’s travel reimbursement policy.

9. Retirement Plans

401(k) Plan - The Company maintains a 401(k) plan for qualified employees.  Prior to May 16, 2020, the plan was subject to “safe harbor” provisions requiring that we match 100.0% of the deferral equal to 3.0% of eligible employee compensation and 50.0% of the deferral equal to the next 2.0% of eligible employee compensation. All employer matching funds vested immediately in accordance with the “safe harbor” provisions. For the year ended December 31, 2021, the Company elected to make a discretionary contribution of 3.0% of eligible employee compensation in order to comply with requirements associated with top-heavy plans.  Contributions to the plan for the years ended December 31, 2021, 2020, and 2019 were $53,474, $42,841 and $72,438, respectively.

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

A total of 247,606 and 170,419 shares with a fair value of $517,496 and $426,048 remained allocated or committed to be released from the suspense account as of December 31, 2021 and 2020, respectively.  The Company recognized compensation cost of $172,000, $175,367 and $219,645 during the twelve months ended December 31, 2021, 2020 and 2019, respectively.  The remaining 431,697 unallocated shares have an approximate fair value of $0.9 million, as of December 31, 2021.  At December 31, 2021, the ESOP held a total of 247,606 allocated shares, no committed-to-be-released shares and 431,697 unallocated shares.  Dividends received by the ESOP on allocated and unallocated shares are used to pay down the loan from the Company.

The share allocations are accounted for at fair value on the date of allocation as follows:

	December 31, 2021		December 31, 2020
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	247,606	$517,496	170,419	$426,048
Committed to be released shares	-	-	-	-
Total Allocated and Committed-to-be-Released	247,606	$517,496	170,419	$426,048

Unallocated shares	431,697	902,247	509,069	1,272,672

Total ESOP Shares	679,303	$1,419,743	679,488	$1,698,720

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	2021	2020	2019

Sales and marketing	$11,684,933	$8,094,085	$16,857,613
General and administrative	10,533,201	10,542,495	15,401,458
Repairs and maintenance	7,362,334	5,490,145	7,939,836
Utilities	5,309,637	4,817,508	6,282,218
Property taxes	6,131,271	7,014,472	7,044,085
Management fees, including incentive	3,620,071	1,822,359	5,259,194
Franchise fees	3,321,352	2,042,902	4,706,459
Insurance	3,596,153	3,097,245	3,303,366
Information and telecommunications	3,048,495	2,271,266	2,558,489
Other	492,798	294,831	1,042,915
Total indirect hotel operating expenses	$55,100,245	$45,487,308	$70,395,633

11. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Current:
Federal	$—	$(125,587)	$(125,587)
State	27,392	(6,054)	157,012
	27,392	(131,641)	31,425
Deferred:
Federal	(149,704)	(7,576,931)	(244,360)
State	(38,580)	(1,705,939)	(36,545)
Subtotals	(188,284)	(9,282,870)	(280,905)
Change in deferred tax valuation allowance	188,284	14,694,954	—
	—	5,412,084	(280,905)
	$27,392	$5,280,443	$(249,480)

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Statutory federal income tax provision	$(5,987,572)	$(10,164,517)	$194,479
Effect of non-taxable REIT loss	6,026,152	17,156,953	(564,426)
State income tax provision	(11,188)	(1,711,993)	120,467
	$27,392	$5,280,443	$(249,480)

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

Due to the economic uncertainty the COVID-19 pandemic has produced upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are realizable, as of December 31, 2021, the Company believes is not more likely than not that the Company will realize the benefits of these assets.  Therefore, the Company has determined that a full valuation allowance should be recorded against the deferred tax asset.  The amount of the deferred tax assets considered unrealizable, however, could change in the future based on revised estimates of future taxable income during the carryforward period.

  The significant components of our deferred tax asset as of December 31, 2021 2020 and 2019, are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Deferred tax asset:
Net operating loss carryforwards	$14,270,273	$14,409,456	$4,988,283
Accrued compensation	337,630	108,595	335,621
Accrued expenses and other	246,742	128,257	19,427
Intangible assets	28,593	48,647	68,753
Less: Valuation allowance	(14,883,238)	(14,694,955)	—
Total	$—	$—	$5,412,084

12. Loss per Share and per Unit

Loss Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net loss. The shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 431,697, 509,069 and 574,816 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding, for the years ended December 31, 2021, 2020 and 2019, respectively.  The effect of allocated and committed to be released shares during the years ended December 31, 2021, 2020 and 2019, have not been included in the weighted average diluted earnings per share calculation, since there would be an anti-dilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss available to common stockholders for basic computation.

The computation of the Company’s basic net loss per share is presented below:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Numerator
Net loss attributable to common stockholders for basic computation	$(33,401,889)	$(57,949,206)	$(5,911,251)
Denominator
Weighted average number of common shares outstanding	16,021,811	14,866,197	14,233,513
Weighted average number of Unearned ESOP Shares	(490,128)	(554,148)	(590,940)
Total weighted average number of common shares outstanding for basic computation	15,531,684	14,312,049	13,642,573
Basic net loss per share	$(2.15)	$(4.05)	$(0.43)

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

The computation of basic loss per general and limited partnership unit in the Operating Partnership is presented below:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Numerator
Net loss attributable to general and limited partnership unitholders for basic computation	$(35,720,055)	$(62,438,547)	$(6,645,127)
Denominator
Weighted average number of general and limited partnership units outstanding	17,186,789	16,065,499	16,011,653
Basic net loss per general and limited partnership unit	$(2.08)	$(3.89)	$(0.42)

13. Quarterly Operating Results - Unaudited

	Quarters Ended 2021
	March 31	June 30	September 30	December 31
Total revenue	$22,635,532	$34,383,309	$35,493,126	$35,075,957
Total operating expenses	24,717,808	31,240,158	32,706,524	46,978,440
Net operating loss	(2,082,276)	3,143,151	2,786,602	(11,902,483)
Net loss	(7,575,624)	(1,553,970)	(2,528,221)	(16,881,825)
Net loss attributable to common shareholders	(9,064,995)	(2,810,603)	(4,317,081)	(17,209,210)
Loss per share attributable to common shareholders– basic and diluted	$(0.62)	$(0.19)	$(0.27)	$(1.05)
Net loss available to operating partnership unitholders	(9,764,534)	(2,990,241)	(4,607,249)	(18,358,031)
Loss per unit attributable to operating partnership unitholders– basic and diluted	$(0.60)	$(0.18)	$(0.26)	$(1.02)

	Quarters Ended 2020
	March 31	June 30	September 30	December 31
Total revenue	$37,208,465	$5,293,907	$14,414,478	$14,585,726
Total operating expenses	39,011,968	16,723,112	21,824,217	23,692,949
Net operating income	(1,803,503)	(11,429,205)	(7,409,739)	(9,107,223)
Net income(loss)	(13,332,205)	(16,301,070)	(11,039,271)	(13,010,359)
Net loss attributable to common shareholders	(14,323,699)	(17,124,612)	(12,259,908)	(14,240,987)
Loss per share attributable to common shareholders– basic and diluted	$(1.01)	$(1.20)	$(0.86)	$(0.98)
Net loss available to operating partnership unitholders	(15,521,115)	(18,489,980)	(13,228,181)	(15,199,271)
Loss per unit attributable to operating partnership unitholders– basic and diluted	$(0.97)	$(1.15)	$(0.82)	$(0.95)

14. Subsequent Events

On January 21, 2022, the Company issued 15,000 restricted shares of common stock to its independent directors and 168,037 vested shares of common stock to its independent directors, officers, and employees.

On December 13, 2021 Louisville Hotel Associates, LLC, an affiliate of the Company, entered into a purchase and sale agreement to sell the Sheraton Louisville Riverside hotel located in Jeffersonville, Indiana to Riverside Hotel, LLC for a purchase price of $11.5 million.  On February 10, 2022, the transactions contemplated by the purchase and sale agreement were completed.  The purchase price included the buyer’s assumption of the existing mortgage loan on the hotel and, following that assumption and certain transaction costs and expenses, the Company did not receive any net proceeds from the sale.

On February 15, 2022, the Company issued 7,231 shares of common stock to one of its employees.

On March 24, 2022, we entered into a privately-negotiated share exchange agreement.  Pursuant to the share exchange agreement, the Company agreed to exchange 7,000 shares of the Company’s Series B Preferred Stock and 3,000 shares of the Company’s Series C Preferred Stock, together with all of the rights to receive accrued and unpaid dividends on those preferred shares, for 96,900 shares of the Company’s common stock. We closed the transaction and issued the common stock on March 25, 2022.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2021

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
The DeSoto – Savannah, Georgia	$32,149	$600	$13,562	$813	$20,398	$1,413	$33,960	$35,373	$(14,248)	1968	2004	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	33,051	7,090	14,604	148	7,375	7,238	21,979	29,217	(9,549)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	8,175	900	9,443	71	5,784	971	15,227	16,198	(6,376)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	40,734	2100	22,031	399	7,099	2,499	29,130	31,629	(12,997)	1972	2004	3-39 years
DoubleTree by Hilton Raleigh Brownstone – University – Raleigh, North Carolina	18,300	815	7,416	3,795	6,849	4,610	14,265	18,875	(7,455)	1971	2004	3-39 years
DoubleTree Resort by Hilton Hollywood Beach - Hollywood Beach, Florida	54,254	22,865	67,660	634	8,612	23,499	76,272	99,771	(13,341)	1972	2015	3-39 years
Georgian Terrace – Atlanta, Georgia	41,485	10,128	45,386	(1,251)	6,521	8,877	51,907	60,784	(11,441)	1911	2014	3-39 years
Hotel Alba Tampa, Tapestry Collection by Hilton – Tampa, Florida	17,383	4,153	9,670	1,773	25,985	5,926	35,655	41,581	(11,740)	1973	2007	3-39 years
Hotel Ballast Wilmington, Tapestry Collection by Hilton – Wilmington, North Carolina	32,605	785	16,829	1,153	14,872	1,938	31,701	33,639	(15,134)	1970	2004	3-39 years
Hyatt Centric Arlington - Arlington, Virginia	48,990	191	70,369	79	1,739	270	72,108	72,378	(7,146)		2018	3-39 years
Sheraton Louisville Riverside – Jeffersonville, Indiana	10,947	782	6,891	407	14,959	1,189	21,850	23,039	(12,619)	1972	2006	3-39 years
The Whitehall – Houston, Texas	14,552	7,374	22,185	164	7,187	7,538	29,372	36,910	(6,975)	1963	2013	3-39 years
Hyde Resort & Residences	-	226	4,290	-	-	226	4,290	4,516	(541)	2016	2017	3-39 years
Hyde Beach House Resort & Residences	-	-	5,710	-	-	-	5,710	5,710	(333)	2019	2019	3-39 years
	$352,625	$58,009	$316,046	$8,185	$127,380	$66,194	$443,426	$509,620	$(129,895)

(1)	For the year ending December 31, 2021, the aggregate cost of our real estate assets for federal income tax purposes was approximately $495.2 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2019	$504,300
Acquisitions	—
Improvements	4,066
Disposal of Assets	(213)
Balance at December 31, 2020	$508,153
Acquisitions	—
Improvements	2,147
Disposal of Assets	(680)
Balance at December 31, 2021	$509,620

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2019	$97,537
Current Expense	14,355
Impairment	—
Disposal of Assets	(134)
Balance at December 31, 2020	$111,758
Current Expense	14,474
Impairment	12,201
Disposal of Assets	(8,538)
Balance at December 31, 2021	$129,895