Form 10-Q
period 2022-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2022-05-13
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Sotherly Hotels Inc.    Yes  ☐    No  ☒ Sotherly Hotels LP    Yes  ☐    No  ☒

As of May 10, 2022, there were 18,119,245 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2022 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;
•	the following Notes to Consolidated Financial Statements:
•	Note 6 – Preferred Stock and Units;
•	Note 7 – Common Stock and Units;
•	Note 12 – Loss Per Share and Per Unit; and
•	Part I, Item 4 - Controls and Procedures; and
•	Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1.	Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment in hotel properties, net	$372,629,466	$375,885,224
Investment in hotel properties held for sale, net	11,806,536	22,870,487
Cash and cash equivalents	20,184,327	13,166,883
Restricted cash	10,137,452	12,411,654
Accounts receivable, net	3,959,215	4,822,187
Prepaid expenses, inventory and other assets	7,129,479	6,894,228
TOTAL ASSETS	$425,846,475	$436,050,663
LIABILITIES
Mortgage loans, net	$338,831,497	$351,170,883
Secured notes, net	19,237,289	19,128,330
Unsecured notes, net	7,609,934	7,609,934
Accounts payable and accrued liabilities	38,087,621	35,960,293
Advance deposits	1,842,634	1,552,942
Dividends and distributions payable	4,114,176	4,125,351
TOTAL LIABILITIES	$409,723,151	$419,547,733
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,497,100 and 1,510,000 shares issued and outstanding; aggregate liquidation preference $43,415,900 and $43,035,000, at March 31, 2022 and December 31, 2021, respectively.	14,971	15,100
7.875% Series C cumulative redeemable perpetual preferred stock, 1,375,010 and 1,384,610 shares issued and outstanding; aggregate liquidation preference $39,789,357 and $39,385,669, at March 31, 2022 and December 31, 2021, respectively.	13,750	13,846
8.25% Series D cumulative redeemable perpetual preferred stock, 1,165,000 and 1,165,000 shares issued and outstanding; aggregate liquidation preference $33,930,625 and $33,329,922, at March 31, 2022 and December 31, 2021, respectively.	11,650	11,650
Common stock, par value $0.01, 69,000,000 shares authorized, 17,849,101 shares issued and outstanding at March 31, 2022 and 17,441,058 shares issued and outstanding at December 31, 2021.	178,491	174,410
Additional paid-in capital	178,028,889	177,651,954
Unearned ESOP shares	(3,032,851)	(3,083,398)
Distributions in excess of retained earnings	(154,171,027)	(153,521,704)
Total Sotherly Hotels Inc. stockholders’ equity	21,043,873	21,261,858
Noncontrolling interest	(4,920,549)	(4,758,928)
TOTAL EQUITY	16,123,324	16,502,930
TOTAL LIABILITIES AND EQUITY	$425,846,475	$436,050,663

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
REVENUE
Rooms department	$24,853,385	$15,493,604
Food and beverage department	5,617,736	1,543,240
Other operating departments	7,881,482	5,598,688
Total revenue	38,352,603	22,635,532
EXPENSES
Hotel operating expenses
Rooms department	5,949,757	3,996,617
Food and beverage department	3,880,617	910,264
Other operating departments	2,484,107	1,938,877
Indirect	16,063,361	11,589,077
Total hotel operating expenses	28,377,842	18,434,835
Depreciation and amortization	4,565,072	4,982,015
Gain on disposal of assets	(29,542)	—
Corporate general and administrative	1,514,027	1,300,958
Total operating expenses	34,427,399	24,717,808
NET OPERATING INCOME (LOSS)	3,925,204	(2,082,276)
Other income (expense)
Interest expense	(5,713,205)	(5,919,523)
Interest income	24,448	38,599
Unrealized gain on hedging activities	962,263	390,185
Net loss before income taxes	(801,290)	(7,573,015)
Income tax provision	(9,654)	(2,609)
Net loss	(810,944)	(7,575,624)
Less: Net loss attributable to noncontrolling interest	161,621	699,539
Net loss attributable to the Company	(649,323)	(6,876,085)
Declared and undeclared distributions to preferred stockholders	(1,936,617)	(2,188,910)
Gain on extinguishment of preferred stock	78,175	—
Net loss attributable to common stockholders	$(2,507,765)	$(9,064,995)
Net loss per share attributable to common stockholders
Basic	$(0.15)	$(0.62)
Weighted average number of common shares outstanding
Basic	17,169,532	14,615,720

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2021	4,059,610	$40,596	17,441,058	$174,410	$177,651,954	$(3,083,398)	$(153,521,704)	$(4,758,928)	$16,502,930
Net loss	—	—	—	—	—	—	(649,323)	(161,621)	(810,944)
Issuance of common stock	—	—	175,268	1,752	355,760	—	—	—	357,512
Issuance of restricted common stock awards	—	—	15,000	151	30,149	—	—	—	30,300
Amortization of ESOP shares	—	—	—	—	(36,391)	50,547	—	—	14,156
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Extinguishment of preferred stock	(22,500)	(225)	217,775	2,178	9,222	—	—	—	11,175
Balances at March 31, 2022 (unaudited)	4,037,110	$40,371	17,849,101	$178,491	$178,028,889	$(3,032,851)	$(154,171,027)	$(4,920,549)	$16,123,324

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2020	4,364,610	$43,646	15,023,850	$150,238	$180,292,440	$(3,636,026)	$(127,300,230)	$(5,348,763)	$44,201,305
Net loss	—	—	—	—	—	—	(6,876,085)	(699,539)	(7,575,624)
Issuance of common stock	—	—	136,281	1,363	399,303	—	—	—	400,666
Issuance of restricted common stock awards	—	—	15,000	150	43,950	—	—	—	44,100
Conversion of units in Operating Partnership to shares of common stock	—	—	100	1	(566)	—	—	565	—
Amortization of ESOP shares	—	—	—	—	(33,853)	55,939	—	—	22,086
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at March 31, 2021 (unaudited)	4,364,610	$43,646	15,175,231	$151,752	$180,719,469	$(3,580,087)	$(134,176,315)	$(6,047,737)	$37,110,728

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(810,944)	$(7,575,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,565,072	4,982,015
Amortization of deferred financing costs	461,537	260,135
Amortization of mortgage premium	(6,170)	(6,170)
Unrealized gain on hedging activities	(962,263)	(390,185)
Gain on disposal of assets	(30,722)	—
ESOP and stock - based compensation	420,161	485,047
Changes in assets and liabilities:
Accounts receivable	862,972	(1,714,241)
Prepaid expenses, inventory and other assets	(320,020)	(585,106)
Accounts payable and other accrued liabilities	2,984,566	4,093,143
Advance deposits	289,692	(545,564)
Accounts receivable - affiliate	—	208,828
Net cash provided by (used in) operating activities	7,453,881	(787,722)
Cash flows from investing activities:
Proceeds from sale of hotel properties	11,063,952	—
Improvements and additions to hotel properties	(1,123,798)	(972,958)
Proceeds from sale of assets	35,000	—
Net cash provided by (used in) investing activities	9,975,154	(972,958)
Cash flows from financing activities:
Payments on mortgage loans	(12,685,793)	(530,497)
Payments of deferred financing costs	—	(28,495)
Net cash used in financing activities	(12,685,793)	(558,992)
Net increase/(decrease) in cash, cash equivalents and restricted cash	4,743,242	(2,319,672)
Cash, cash equivalents and restricted cash at the beginning of the period	25,578,537	35,300,546
Cash, cash equivalents and restricted cash at the end of the period	$30,321,779	$32,980,874
Supplemental disclosures:
Cash paid during the period for interest	$4,049,577	$2,943,722
Cash paid during the period for income taxes	$-	$-
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$(163,699)	$320,004

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment in hotel properties, net	$372,629,466	$375,885,224
Investment in hotel properties held for sale, net	11,806,536	22,870,487
Cash and cash equivalents	20,184,327	13,166,883
Restricted cash	10,137,452	12,411,654
Accounts receivable, net	3,959,215	4,822,187
Loan receivable - affiliate	3,100,626	3,157,172
Prepaid expenses, inventory and other assets	7,129,479	6,894,228
TOTAL ASSETS	$428,947,101	$439,207,835
LIABILITIES
Mortgage loans, net	$338,831,497	$351,170,883
Secured loan, net	19,237,289	19,128,330
Unsecured notes, net	7,609,934	7,609,934
Accounts payable and other accrued liabilities	38,087,621	35,960,293
Advance deposits	1,842,634	1,552,942
Dividends and distributions payable	4,114,176	4,125,351
TOTAL LIABILITIES	$409,723,151	$419,547,733

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,497,100 and 1,510,000 units issued and outstanding; aggregate liquidation preference $43,415,900 and $43,035,000, at March 31, 2022 and December 31, 2021, respectively.	$35,118,182	$35,420,784
7.875% Series C cumulative redeemable perpetual preferred units, 1,375,010 and 1,384,610 units issued and outstanding; aggregate liquidation preference $39,789,357 and $39,385,669, each at March 31, 2022 and December 31, 2021, respectively.	32,249,601	32,474,760
8.25% Series D cumulative redeemable perpetual preferred units, 1,165,000 and 1,165,000 units issued and outstanding; aggregate liquidation preference $33,930,625 and $33,329,922, each at March 31, 2022 and December 31, 2021, respectively.	27,549,832	27,549,832
General Partner: 189,829 units and 185,748 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	(470,116)	(469,805)
Limited Partners: 18,792,992 units and 18,389,030 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	(75,223,549)	(75,315,469)
TOTAL PARTNERS’ CAPITAL	19,223,950	19,660,102
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$428,947,101	$439,207,835

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
REVENUE
Rooms department	$24,853,385	$15,493,604
Food and beverage department	5,617,736	1,543,240
Other operating departments	7,881,482	5,598,688
Total revenue	38,352,603	22,635,532
EXPENSES
Hotel operating expenses
Rooms department	5,949,757	3,996,617
Food and beverage department	3,880,617	910,264
Other operating departments	2,484,107	1,938,877
Indirect	16,063,361	11,589,077
Total hotel operating expenses	28,377,842	18,434,835
Depreciation and amortization	4,565,072	4,982,015
Gain on disposal of assets	(29,542)	—
Corporate general and administrative	1,514,027	1,300,958
Total operating expenses	34,427,399	24,717,808
NET OPERATING INCOME (LOSS)	3,925,204	(2,082,276)
Other income (expense)
Interest expense	(5,713,205)	(5,919,523)
Interest income	24,448	38,599
Unrealized gain on hedging activities	962,263	390,185
Net loss before income taxes	(801,290)	(7,573,015)
Income tax provision	(9,654)	(2,609)
Net loss	(810,944)	(7,575,624)
Declared and undeclared distributions to preferred unit holders	(1,936,617)	(2,188,910)
Gain on extinguishment of preferred units	78,175	—
Net loss attributable to general and limited partnership unit holders	$(2,669,386)	$(9,764,534)
Net loss attributable per general and limited partner unit
Basic	$(0.14)	$(0.60)
Weighted average number of general and limited partner units outstanding
Basic	18,729,635	16,284,481

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2021	4,059,610	$35,420,784	$32,474,760	$27,549,832	185,748	$(469,805)	18,389,030	$(75,315,469)	$19,660,102
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	1,903	2,227	188,365	343,194	345,421
Issuance of partnership units	—	—	—	—	2,178	5,389	215,597	533,548	538,937
Extinguishment of preferred units	(22,500)	(302,602)	(225,159)	—	—	—	—	—	(527,761)
Net loss	—	—	—	—	—	(8,109)	—	(802,835)	(810,944)
Balances at March 31, 2022 (unaudited)	4,037,110	$35,118,182	$32,249,601	$27,549,832	189,829	$(470,116)	18,792,992	$(75,223,549)	$19,223,950

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2020	4,364,610	$37,766,531	$36,461,955	$28,377,509	161,904	$(258,538)	16,028,447	$(54,399,898)	$47,947,559
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(441)	—	(43,704)	(44,145)
Issuance of partnership units	—	—	—	—	1,513	4,448	149,768	440,318	444,766
Net loss	—	—	—	—	—	(75,757)	—	(7,499,867)	(7,575,624)
Balances at March 31, 2021 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	163,417	$(330,106)	16,178,215	$(61,485,138)	$40,790,751

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(810,944)	$(7,575,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,565,072	4,982,015
Amortization of deferred financing costs	461,537	260,135
Amortization of mortgage premium	(6,170)	(6,170)
Unrealized gain on hedging activities	(962,263)	(390,185)
Gain on disposal of assets	(30,722)	—
ESOP and unit - based compensation	363,615	418,816
Changes in assets and liabilities:
Accounts receivable	862,972	(1,714,241)
Prepaid expenses, inventory and other assets	(320,020)	(585,106)
Accounts payable and other accrued liabilities	2,984,566	4,093,143
Advance deposits	289,692	(545,564)
Accounts receivable - affiliate	—	208,828
Net cash provided by (used in) operating activities	7,397,335	(853,953)
Cash flows from investing activities:
Proceeds from sale of hotel properties	11,063,952	—
Improvements and additions to hotel properties	(1,123,798)	(972,958)
ESOP loan payments received	56,546	66,231
Proceeds from sale of assets	35,000	—
Net cash provided by (used in) investing activities	10,031,700	(906,727)
Cash flows from financing activities:
Payments on mortgage loans	(12,685,793)	(530,497)
Payments of deferred financing costs	—	(28,495)
Net cash used in financing activities	(12,685,793)	(558,992)
Net increase/(decrease) in cash, cash equivalents and restricted cash	4,743,242	(2,319,672)
Cash, cash equivalents and restricted cash at the beginning of the period	25,578,537	35,300,546
Cash, cash equivalents and restricted cash at the end of the period	$30,321,779	$32,980,874
Supplemental disclosures:
Cash paid during the period for interest	$4,029,710	$2,812,214
Cash paid during the period for income taxes	$-	$-
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$(163,699)	$320,004

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States.  The Company’s portfolio, as of March 31, 2022, consisted of investments in eleven hotel properties, comprising 2,976 rooms and two hotel commercial condominium units and their associated rental programs.  Eight of our hotels operated under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at March 31, 2022 was approximately 94.0% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership.  As of March 31, 2022, the MHI TRS Entities engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we”, “us”, “our” and “Sotherly” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Effects of COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world.  The pandemic and subsequent government mandates and health official recommendations have significantly impacted hotel demand.  Following the initial implementation of government mandates and health official recommendations, we significantly reduced operations at all our hotels, suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses.  Our hotels have been gradually re-introducing guest amenities relative to the return of business while focusing on profit generators and margin control. We intend to continue those re-introductions, provided that we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.

COVID-19 had a significant negative impact on our operations and financial results in 2021, including a substantial decline in our revenues, profitability and cash flows from operations compared to similar pre-pandemic periods.  We continue to experience lingering impact from COVID-19 in 2022, albeit to a lesser degree.  A significant increase in leisure travel demand contributed to improved results for 2021 compared to 2020. While business travel demand has increased, it continues to significantly lag behind pre-pandemic levels and it is not clear when and to what extent that pre-pandemic level of demand will return.  As a result, although we anticipate further recovery in 2022, the Company cannot estimate with certainty when travel demand will fully recover.

As of March 31, 2022, we failed to meet the financial covenants under the mortgage secured by The Whitehall.  We have received a waiver of the financial covenants from the lender on The Whitehall mortgage through June 30, 2022.   While the Company believes it will be successful in obtaining waivers, loan modifications or securing refinance arrangements, it cannot provide assurance that it will be able to do so on acceptable terms or at all.  Based on our current projections, following the expiration of the waiver on the financial covenants from the mortgage lender on The Whitehall, we do not anticipate that the financial performance of the property will have sufficiently recovered in order to meet the existing covenants.  If we fail to obtain additional waivers from the lender, the lender could declare the Company in default under the mortgage loan on that property and require repayment of the outstanding balance.

As of March 31, 2022, we had approximately $20.2 million in unrestricted cash and approximately $10.1 million in restricted cash.

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

Overview of Significant Transactions

Significant transactions occurring during the current period and prior fiscal year include the following:

On June 21, 2021, we entered into a share exchange agreement with Palogic Value Fund, L.P., a Delaware limited partnership (“Palogic”).  Pursuant to that share exchange agreement, Palogic agreed to exchange 100,000 shares of the Company’s 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), 85,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), and 35,000 shares of the Company’s 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Palogic Shares”), together with all of Palogic’s rights to receive accrued and unpaid dividends on those Palogic Shares, for 1,542,727 shares of the Company’s common stock, par value $0.01 per share (the “Company Shares”). We closed the transaction and issued the Company Shares on June 22, 2021.  The Company did not receive any cash proceeds as a result of the exchange of the Palogic Shares for the Company’s common stock, and the Palogic Shares exchanged have been retired and cancelled.  The issuance of the shares of the Company’s common stock was made by the Company pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(9) of such act on the basis that these offers constituted an exchange with existing holders of the Company’s securities, and no commission or other remuneration was paid to any party for soliciting such exchange.

On November 30, 2021, Raleigh Hotel Associates, LLC, a Delaware limited liability company and an affiliate of the Company, entered into a real estate sale agreement to sell the DoubleTree by Hilton Raleigh-Brownstone University hotel located in Raleigh, North Carolina to CS Acquisition Vehicle, LLC, a Delaware limited liability company, for a purchase price of $42.0 million.  The Company intends to use any net cash proceeds from the sale of the hotel to repay the existing mortgage on the property, repay a portion of the secured notes with Kemmons Wilson, to make any required distribution on the Company’s preferred stock related to maintaining the Company’s REIT status, and for general corporate purposes.  The closing of the sale of the hotel is subject to various customary closing conditions, including the accuracy of representations and warranties through closing, and conditions related to the termination of hotel agreements and leases.  On February 28, 2022, we entered into an amendment to the real estate sale agreement whereby: (i) the due diligence period expired effective upon the execution of the amendment; and (ii) the buyer’s earnest money deposit in the amount of $800,000 in cash was required to be deposited with the escrow agent no later than March 2, 2022.  The buyer exercised an option to extend closing for an additional 30 days in exchange for an additional cash deposit of $800,000, with the closing date now set for June 1, 2022.

On December 9, 2021, we entered into a share exchange agreement with Palogic.  Pursuant to that share exchange agreement, Palogic agreed to exchange 75,000 shares of the Company’s Series C Preferred Stock, together with all of Palogic’s rights to receive accrued and unpaid dividends on those Series C Preferred Stock shares, for 620,919 shares of the Company’s common stock, par value $0.01 per share. Closing of the transaction occurred on December 9, 2021.  The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

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

On March 24, 2022, we entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act.  Pursuant to that share exchange agreement, the Company exchanged 96,900 shares of its common stock, par value $0.01 per share (the “Common Stock”) for 7,000 shares of the Series B Preferred Stock and 3,000 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock.  Closing of the transaction occurred on March 25, 2022.   The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

On March 31, 2022, we entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock in reliance on Section 3(a)(9) of the Securities Act.  Pursuant to that share exchange agreement, the Company exchanged 120,875 shares of its Common Stock for 5,900 shares of the Series B Preferred Stock and 6,600 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock.  Closing of the transaction occurred on March 31, 2022.  The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

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

The COVID-19 pandemic has had an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the three months ended March 31, 2022.  The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. The Company also projects cash flows from the eventual disposition of the hotel based upon property-specific capitalization rates.  The Company determined that there were no impairments as of March 31, 2022.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2022 and December 31, 2021 were $277,883 and $294,390, respectively. Amortization expense for the three-month periods ended March 31, 2022 and 2021, totaled $12,007 and $14,871, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of March 31, 2022 and there were two non-recurring assets and no non-recurring liabilities for fair value measurements as of December 31, 2021, respectively):

	Level 1	Level 2	Level 3
December 31, 2021
Interest Rate Cap (1)	$—	$47	$—
Interest Rate Swap (2)	$—	$(1,537,319)	$—
Mortgage loans (3)	$—	$(355,496,444)	$—
Investment in Hotel Properties, net(4)	$—	$23,000,000	$—
Investment in Hotel Properties Held for Sale, net(5)	$—	$11,063,952	$—

March 31, 2022
Interest Rate Cap (1)	$—	$97	$—
Interest Rate Swap (2)	$—	$(573,195)	$—
Mortgage loans (3)	$—	$(341,425,228)	$—

(1)	Interest rate cap, which cap the 1-month LIBOR rate at 3.25%.
(2)	Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)	Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.
(4)	Investment in hotel properties, net, a non-recurring asset, is reflected at appraised value as of December 31, 2021.
(5)	Investment in hotel properties held for sale, net, a non-recurring asset, is reflected at net realizable value as of December 31, 2021.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes.  We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease.  Lease revenue was approximately $0.4 million and $0.4 million, for the three months ended March 31, 2022 and 2021, respectively.

A schedule of minimum future lease payments receivable for the remaining nine and twelve-month periods is as follows:

Remaining nine months ending December 31, 2022	$ 1,223,530
December 31, 2023	1,591,090
December 31, 2024	1,603,358
December 31, 2025	1,616,417
December 31, 2026	1,590,709
December 31, 2027 and thereafter	7,686,427
Total	$15,311,531

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods.  The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria.  As of March 31, 2022, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required.  As of March 31, 2022 and December 31, 2020, deferred tax assets each totaled $0, respectively.

As of March 31, 2022 and December 31, 2021, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2014 through 2020. In addition, as of March 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2014 through 2020.

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

As of March 31, 2022, under the 2013 Plan, the Company has made cumulative stock awards totaling 670,982 shares, including 605,982 unrestricted shares and 65,000 restricted shares issued to certain executives and employees and to its independent directors.  All awards have vested except for: 50,000 shares issued to certain employees, which will vest over the next eight years and 15,000 shares issued to the Company’s independent directors, which will vest by December 31, 2022.

Under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.  As of March 31, 2022, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended March 31, 2022 and 2021 was $406,007 and $462,961, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released.  For the three months ended March 31, 2022 and 2021, the ESOP compensation cost was $14,154 and $22,086, respectively.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were $622,684 and $320,766 for the three months ended March 31, 2022 and 2021, respectively.  Advertising costs are expensed as incurred.

Involuntary Conversion of Assets – We record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. The gain on involuntary conversion of assets, is reflected in the consolidated statements of operations.

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

New Accounting Pronouncements – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform.  The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023.  The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract.  In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment.  As of March 31, 2022, we have not entered into any contract modification as it directly relates to reference rate reform, with the exception of a modification to the mortgage on the Whitehall in Houston, Texas, which changed the reference rate from LIBOR to the New York Prime Rate.  The Company anticipates having to undertake more modifications in the future.   While the Company anticipates the impact of this update may be to its benefit, the Company is still evaluating the overall impact.

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021

Land and land improvements	$60,435,389	$60,395,168
Buildings and improvements	408,295,947	407,310,530
Right of use assets	5,545,263	5,711,607
Furniture, fixtures and equipment	50,646,914	50,505,902
	524,923,513	523,923,207
Less: accumulated depreciation and impairment	(152,294,047)	(148,037,983)
Investment in Hotel Properties, Net	$372,629,466	$375,885,224

	March 31, 2022	December 31, 2021

Land and land improvements	$4,610,030	$5,799,197
Buildings and improvements	14,264,644	36,115,121
Furniture, fixtures and equipment	2,615,731	5,743,949
	21,490,405	47,658,267
Less: accumulated depreciation and impairment	(9,683,869)	(24,787,780)
Investment in Hotel Properties Held for Sale, Net	$11,806,536	$22,870,487

4. Debt

Mortgage Loans, Net. As of March 31, 2022 and December 31, 2021, we had approximately $338.8 million and approximately $351.2 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	March 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2022	2021	Penalties	Date	Provisions	Rate
The DeSoto (1)	$31,920,055	$32,148,819	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	32,890,033	33,051,316	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	8,088,729	8,175,215	None	5/5/2023	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	40,554,313	40,734,077	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	18,300,000	18,300,000	Yes	8/1/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	53,984,237	54,253,963	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	41,313,185	41,484,732	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	17,302,961	17,383,397	None	6/30/2022	(8)	LIBOR plus 3.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	32,382,242	32,604,948	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,744,694	48,990,136	Yes	10/1/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	-	10,947,366	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,459,397	14,551,671	Yes	2/26/2023	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$339,939,846	$352,625,640
Deferred financing costs, net	(1,194,426)	(1,547,004)
Unamortized premium on loan	86,077	92,247
Total Mortgage Loans, Net	$338,831,497	$351,170,883

(1)

The note amortizes on a 25-year schedule after an initial 1 year interest only period (which expired in August 2017) and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(2)	The note is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(3)	Prepayment can be made on this note without penalty. On July 15, 2021, we entered into a note modification agreement whereby the maturity date was extended from August 5, 2021 to May 5, 2023.
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

(10)	Following a 5-year lockout, the note can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.
(11)	The hotel was sold on February 10, 2022.
(12)

The note bears a floating interest rate of New York Prime Rate plus 1.25% and is subject to prepayment penalty of 2.0% if prepaid after April 12, 2021 but on or before April 12, 2022 and 1.0% if prepaid after April 12, 2022 but on or before November 26, 2022. Pre-payment can be made without penalty thereafter.

As of March 31, 2022, the Company failed to meet certain financial covenants under the mortgages secured by the DoubleTree by Hilton Jacksonville Riverfront, the Hotel Alba, and The Whitehall.  The Company has received waivers of the financial covenants from the lender on the DoubleTree by Hilton Jacksonville Riverfront through December 31, 2022 and from the lender on The Whitehall mortgage through June 30, 2022. We expect to receive a waiver from the lender on the Hotel Alba for the periods ended December 31, 2021 and March 31, 2022.

Total future mortgage debt maturities for the remaining nine and twelve-month periods, without respect to any extension of loan maturity or loan modification after March 31, 2022, were as follows:

Remaining nine months ending December 31, 2022	$40,266,687
December 31, 2023	68,002,301
December 31, 2024	36,868,188
December 31, 2025	92,083,510
December 31, 2026	57,952,779
December 31, 2027 and thereafter	44,766,381
Total future maturities	$339,939,846

PPP Loans. The Operating Partnership and certain of its subsidiaries have received PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act.  Each PPP Loan has a term of two years, which may be extended to five years and carries an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.  The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.  Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.

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

As of March 31, 2022, applications for loan forgiveness totaling approximately $5.2 million have been filed, but no forgiveness has been received.  At March 31, 2022, the PPP loans had a cumulative balance of approximately $7.6 million.

Secured Notes Financing.  On December 31, 2020, we entered into the following agreements with KWHP SOHO, LLC, a Delaware limited liability company (“KW”), as collateral agent and an investor, and MIG SOHO, LLC, a Delaware limited liability company (“MIG”, and together with KW, the “Investors”), as an investor: (i) a Note Purchase Agreement with KW and MIG; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement with KW; (iv) a Board Observer Agreement with KW; and (v) other ancillary agreements.  These agreements constitute a transaction whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership on the terms and subject to the conditions described below.

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

5. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended March 31, 2022 and 2021, each totaled $20,983, respectively.

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

In May 2014, we extended the agreement for an additional five years.  We signed a new agreement in April 2019, which commenced in July 2019, goes for five years and can be renewed for an additional five years.    The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years.  Rent expense for the three months ended March 31, 2022 and 2021, totaled $653 and $641, respectively.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020.  The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent.  The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted.  Rent expense for the three months ended March 31, 2022 and 2021, each totaled $55,902, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease.  The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement.  The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each.  Rent expense for the three months ended March 31, 2022 and 2021, was $72,013 and $42,507, respectively.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House.  The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each.  Rent expense for the three months ended March 31, 2022 and 2021, each totaled $67,750, respectively.

We also lease certain storage facilities, furniture and equipment under agreements expiring between October 2021 and June 2026.

A schedule of minimum future lease payments for the following nine and twelve-month periods is as follows:

December 31, 2022	$683,693
December 31, 2023	671,883
December 31, 2024	663,585
December 31, 2025	663,877
December 31, 2026	656,534
December 31, 2027 and thereafter	14,100,246
Total	$17,439,818

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of March 31, 2022, our eleven wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8).  The management agreements expire on March 31, 2025 and may be extended for up to two additional periods of five years each, subject to the approval of both parties.  Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of March 31, 2022, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between November 2021 and March 2038.   Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

6. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	March 31, 2022	December 31, 2021	Per Share
Series B Preferred Stock	8.000%	$25.00	1,497,100	1,510,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,375,010	1,384,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,165,000	1,165,000	$0.515625

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

On March 17, 2020, the Company announced that it was deferring payment of Sotherly’s previously announced declared distributions for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020.  No distributions have been declared for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2022.

The total declared and undeclared, but unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through March 31, 2022, are $6,736,950, $6,090,871 and $5,406,328, respectively.  Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared.  As of March 31, 2022, the undeclared cumulative preferred dividends were approximately $16.2 million and the declared unpaid preferred dividends are approximately $2.0 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions.  The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	March 31, 2022	December 31, 2021	Per Unit
Series B Preferred Units	8.000%	$25.00	1,497,100	1,510,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,375,010	1,384,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,165,000	1,165,000	$0.515625

The Company pays cumulative cash distributions on the preferred units at rates in the above table per annum of the $25.00 liquidation preference per unit.  The Company, which is the holder of the Operating Partnership’s preferred units, is entitled to receive distributions when authorized by the Operating Partnership’s general partner out of assets legally available for the payment of distributions.  The preferred units are not redeemable by the holder, have no maturity date and are not convertible into any other security of the Operating Partnership or its affiliates.  As previously announced, the record dates for the dividends on the Operating Partnership’s Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units that were to be paid April 15, 2020, to unitholders of record as of March 31, 2020, have each been declared and the record date and the payment of dividends on all classes of the Operating Partnership’s preferred units has been deferred.

The total declared and undeclared, but unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units through March 31, 2022, is $6,736,950, $6,090,871 and $5,406,328, respectively.  Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared.  As of March 31, 2022, the undeclared cumulative preferred dividends were approximately $16.2 million and the declared unpaid preferred dividends were approximately $2.0 million.

7. Common Stock and Units

Common Stock – As of March 31, 2022, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders.  Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

The following is a schedule of issuances, since January 1, 2021, of the Company’s common stock and related units of the Operating Partnership:

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

On March 31, 2022, we entered into a privately-negotiated share exchange agreement.  Pursuant to the share exchange agreement, the Company agreed to exchange 5,900 shares of the Company’s Series B Preferred Stock and 6,600 shares of the Company’s Series C Preferred Stock, together with all of the rights to receive accrued and unpaid dividends on those preferred shares, for 120,875 shares of the Company’s common stock. We closed the transaction and issued the common stock on March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company had 17,849,101 and 17,441,058 shares of common stock outstanding, respectively.

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

Since January 1, 2021, there have been no issuances or redemptions, of units in the Operating Partnership other than the issuances of units in the Operating Partnership to the Company described above.

As of March 31, 2022 and December 31, 2021, the total number of Operating Partnership units outstanding was 18,982,821 and 18,574,778, respectively.

As of March 31, 2022 and December 31, 2021, the total number of outstanding Operating Partnership units not owned by the Company was 1,133,720, with a fair market value of approximately $2.3 million and $2.4 million, respectively, based on the price per share of the common stock on such respective dates.

As of March 31, 2022, there were unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of $2,088,160.

8. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our eleven wholly owned hotels, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  Prior to February 25, 2022, our Town was a majority-owned subsidiary of Newport Hospitality Group, Inc. (“Newport”).  As of March 31, 2022, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 94.3% and 5.7%, respectively, of the total outstanding ownership interests in Our Town.  The following is a summary of the transactions with Our Town:

Accounts Receivable – At March 31, 2022 and 2021, we were due approximately $0.2 million and $0.7 million, respectively, from Our Town.

Management Agreements – On September 6, 2019, the Company entered into a master agreement with Newport and Our Town related to the management of ten of our hotels.  On December 13, 2019, we entered into an amendment to the master agreement (as amended, the “OTH Master Agreement”), as well as a series of individual hotel management agreements for the management of those ten of our hotels.  On April 1, 2020, Our Town became the manager of our DoubleTree Resort by Hilton Hollywood Beach hotel, as well as the manager for our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  On November 15, 2020, Our Town became the manager of our Hyatt Centric Arlington hotel.  The hotel management agreements for each of our 11 wholly-owned hotels and the two rental programs are referred to as, individually an “OTH Hotel Management Agreement” and, together the “OTH Hotel Management Agreements”.

The OTH Master Agreement provides for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2035 but shall be extended beyond 2035 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation.  Incentive management fees earned for the three months ending March 31, 2022 and 2021, were $258,538 and $250,166, respectively.

Base management and administrative fees earned by Our Town for our properties were approximately $1.0 million and $0.6 million, for the three months ended March 31, 2022 and 2021, respectively.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5 year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property.  Lease payments due to the Company were $184,620 and $151,800, as of the three months ended March 31, 2022 and 2021, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan.  Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

Others. We employed Ashley S. Kirkland, the daughter of our Chairman, as Corporate Counsel and Compliance Officer until her departure in January, 2022 and continue to employ Robert E. Kirkland IV, her husband, as our General Counsel.  We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation for all three individuals, including salary and benefits, for the three months ended March 31, 2022 and 2021, totaled $132,699 and $105,869, respectively.

9. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions.  Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions.  In addition, all employer matching funds vest immediately.  We ceased making matching employer contributions effective May 16, 2020 and reinstated them in January 2022.  Contributions to the plan totaled $23,139 and $0, for the three months ended March 31, 2022 and 2021, respectively.

Employee Stock Ownership Plan - The Company adopted an Employee Stock Ownership Plan in December 2016, effective January 1, 2016, which is a non-contributory defined contribution plan covering all employees of the Company. The Company sponsors and maintains the ESOP and related trust for the benefit of its eligible employees.  The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company.  The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market, which serve as collateral for the loan.  Between January 3, 2017 and February 28, 2017, the Company’s ESOP purchased 682,500 shares of the Company’s common stock of an aggregate cost of $4.9 million.

Between January 3, 2017 and February 28, 2017, the Company’s ESOP had purchased 682,500 shares of the Company’s common stock in the open market at a cost of approximately $4.9 million.  Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company.  The share allocations will be accounted for at fair value at the date of allocation.

A total of 254,682 shares with a fair value of $524,644 remained allocated or committed to be released from the suspense account, as of March 31, 2022.  We recognized as compensation cost $14,154 and $22,086, during the three months ended March 31, 2022 and 2021, respectively.  The remaining 424,621 unallocated shares have an approximate fair value of $874,720, as of March 31, 2022.  As of March 31, 2022, the ESOP held a total of 247,606 allocated shares, 7,076 committed-to-be-released shares and 424,621 suspense shares.  Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

The share allocations are accounted for at fair value on the date of allocation as follows:

	March 31, 2022		December 31, 2021
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	247,606	$510,066	247,606	$517,496
Committed to be released shares	7,076	14,578	-	-
Total Allocated and Committed-to-be-Released	254,682	$524,644	247,606	$517,496

Unallocated shares	424,621	874,720	431,697	902,247

Total ESOP Shares	679,303	$1,399,364	679,303	$1,419,743

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Sales and marketing	$3,563,962	$2,133,804
General and administrative	3,240,579	2,094,376
Repairs and maintenance	2,115,327	1,407,678
Utilities	1,315,349	1,137,216
Property taxes	1,626,939	1,795,129
Management fees, including incentive	1,274,760	877,763
Franchise fees	908,035	583,422
Insurance	946,277	822,072
Information and telecommunications	929,106	626,135
Other	143,027	111,482
Total indirect hotel operating expenses	$16,063,361	$11,589,077

11. Income Taxes

The components of the income tax (benefit) provision for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	9,654	2,609
	9,654	2,609
Deferred:
Federal	(506,356)	(1,609,051)
State	77,362	(320,081)
Subtotals	(428,994)	(1,929,132)
Change in deferred tax valuation allowance	428,994	1,929,132
	-	-
	$9,654	$2,609

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Statutory federal income tax provision	$(168,271)	$(1,590,047)
Effect of non-taxable REIT loss	90,909	1,910,128
State income tax provision	87,016	(317,472)
	$9,654	$2,609

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

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Numerator
Net loss attributable to common stockholders for basic computation	$(2,507,765)	$(9,064,995)
Denominator
Weighted average number of common shares outstanding	17,595,916	15,118,044
Weighted average number of Unearned ESOP Shares	(426,384)	(502,324)
Total weighted average number of common shares outstanding for basic computation	17,169,532	14,615,720
Basic net loss per share	$(0.15)	$(0.62)

Loss Per Unit – The computation of basic and diluted net loss per unit is presented below:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Numerator
Net loss attributable to general and limited partnership unitholders for basic computation	$(2,669,386)	$(9,764,534)
Denominator
Weighted average number of general and limited partnership units outstanding	18,729,635	16,284,481
Basic net loss per general and limited partnership unit	$(0.14)	$(0.60)

13. Subsequent Events

On April 25, 2022, the board of directors authorized the deferral of payment of the quarterly distribution for the period ending June 30, 2022, for each of the Company’s Series B, Series C, and Series D Preferred Stock (and Preferred Units).

On April 27, 2022, we entered into entered into an amendment to the master agreement with Our Town whereby the initial term of the master agreement is extended by ten years, from March 31, 2025 to March 31, 2035.  Concurrently, we also entered into amendments to each of the individual hotel management agreements with Our Town whereby the initial term of each hotel management agreement is extended by ten years, from March 31, 2025 to March 31, 2035.

On April 28, 2022, we entered into a note modification agreement (the “Note Modification Agreement”) to extend the maturity date on the existing mortgage on the DoubleTree by Hilton Laurel with the existing lender, United Bank, a Virginia banking corporation and successor in interest to Bank of Georgetown (the “Lender”).  Pursuant to the Note Modification Agreement: (i) the maturity date was extended by nine months, to May 5, 2023; and (ii) the Company agreed to pay Lender an exit fee equal to three-quarters of one percent (0.75%) of the outstanding principal balance of the loan if the loan is repaid on or after February 5, 2023.  Concurrently with the execution of the Note Modification Agreement, the Company paid Lender five percent of the outstanding principal balance on the loan as a curtailment payment in the amount of $403,041.  All other terms of the mortgage and related security documents remain unchanged.

On April 11, 2022, we entered into a privately-negotiated share exchange agreement.  Pursuant to the share exchange agreement, the Company exchanged 4,000 shares of the Company’s Series B Preferred Stock and 8,000 shares of the Company’s Series C Preferred Stock, together with all of the rights to receive accrued and unpaid dividends on those preferred shares, for 116,640 shares of the Company’s common stock. We closed the transaction and issued the common stock on April 12, 2022.

On April 19, 2022, we entered into a privately-negotiated share exchange agreement.  Pursuant to the share exchange agreement, the Company exchanged 5,000 shares of the Company’s Series B Preferred Stock and 10,600 shares of the Company’s Series C Preferred Stock, together with all of the rights to receive accrued and unpaid dividends on those preferred shares, for 153,504 shares of the Company’s common stock. We closed the transaction and issued the common stock on April 19, 2022.

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

Factors which could have a material adverse effect on the Company’s future results, performance and achievements include, but are not limited to:

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

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K.

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

Our hotel portfolio currently consists of eleven full-service, primarily upscale and upper-upscale hotels, comprising 2,976 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels.  We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels.   As of March 31, 2022, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree by Hilton Raleigh Brownstone-University (3)	190		Raleigh, NC	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,976

Condominium Hotels
Hyde Resort & Residences	96	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	121	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	3,193

(1)	Operated as an independent hotel.
(2)

Reflects only those condominium units that were participating in the rental program, as of March 31, 2022.  At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests.  We sometimes refer to each participating condominium unit as a “room.”

(3)	As of the date of this report, the DoubleTree by Hilton Raleigh Brownstone-University hotel is under contract to be sold.

We conduct substantially all our business through our Operating Partnership.  We are the sole general partner of our Operating Partnership, and we own an approximate 94.0% interest in our Operating Partnership, as of the date of this report, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

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

Effects of COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world.  The pandemic and subsequent government mandates and health official recommendations have significantly impacted hotel demand.  Following the initial implementation of government mandates and health official recommendations, we significantly reduced operations at all our hotels, suspended operations of our hotel condominium rental programs and dramatically reduced staffing and expenses.  Our hotels have been gradually re-introducing guest amenities relative to the return of business while focusing on profit generators and margin control. We intend to continue those re-introductions, provided that we can be confident that occupancy levels and reduced social distancing will not unduly jeopardize the health and safety of our guests, employees and communities.

COVID-19 had a significant negative impact on our operations and financial results in 2021, including a substantial decline in our revenues, profitability and cash flows from operations compared to similar pre-pandemic periods.  We continue to experience lingering impact from COVID-19 in 2022, albeit to a lesser degree.  A significant increase in leisure travel demand contributed to improved results for 2021 compared to 2020. While business travel demand has increased, it continues to significantly lag behind pre-pandemic levels and it is not clear when and to what extent that pre-pandemic level of demand will return.  As a result, although we anticipate further recovery in 2022, the Company cannot estimate with certainty when travel demand will fully recover.

As of March 31, 2022, we failed to meet the financial covenants under the mortgage secured by The Whitehall.  We have received a waiver of the financial covenants from the lender on The Whitehall mortgage through June 30, 2022.   While the Company believes it will be successful in obtaining waivers, loan modifications or securing refinance arrangements, it cannot provide assurance that it will be able to do so on acceptable terms or at all.  Based on our current projections, following the expiration of the waiver on the financial covenants from the mortgage lender on The Whitehall, we do not anticipate that the financial performance of the property will have sufficiently recovered in order to meet the existing covenants.  If we fail to obtain additional waivers from the lender, the lender could declare the Company in default under the mortgage loan on that property and require repayment of the outstanding balance.

As of March 31, 2022, we had approximately $20.2 million in unrestricted cash and approximately $10.1 million in restricted cash.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance.  See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended March 31, 2022,  2021 and 2019, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences.  The eleven wholly-owned properties in the portfolio that were under the Company’s control during the three months ended March 31, 2022 and the corresponding periods in 2021 and 2019 are considered same-store properties (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Sheraton Louisville Riverside which was sold in February 2022.  The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences, during the three months ended March 31, 2022 and the corresponding periods in 2021 and 2019.  The same-store (composite) portfolio metrics includes all properties with the exceptions of the Sheraton Louisville Riverside and the Hyde Beach House Resort & Residences, during the three months ended March 31, 2022, and the corresponding periods in 2021 and 2019.

Given the drastic and unprecedented impact of the COVID-19 pandemic on our operating results in 2021 and 2020, we believe that a comparison of our results in the March 2022 quarter to both the March 2021 and March 2019 quarters in this overview section allows for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery.

	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021	March 31, 2019
Actual Portfolio Metrics
Occupancy %	53.7%	41.1%	70.1%
ADR	$168.12	$132.78	$165.57
RevPAR	$90.36	$54.55	$116.01
Same-Store Portfolio Metrics
Occupancy %	53.9%	40.7%	71.0%
ADR	$170.01	$135.82	$167.98
RevPAR	$91.60	$55.23	$119.33
Composite Portfolio Metrics
Occupancy %	53.9%	41.8%	69.9%
ADR	$187.23	$158.40	$174.24
RevPAR	$100.89	$66.14	$121.86
Same-Store (Composite) Portfolio Metrics
Occupancy %	54.1%	41.3%	70.8%
ADR	$180.61	$152.95	$176.90
RevPAR	$97.72	$63.23	$125.32

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Revenue.  Total revenue for the three months ended March 31, 2022 increased approximately $15.7 million, or 69.4%, to approximately $38.3 million compared to total revenue of approximately $22.6 million for the three months ended March 31, 2021. There was an aggregate increase in total revenue of approximately $16.2 million from all of our properties, with the exceptions of our properties in Jeffersonville, Indiana and the Hyde Resort in Hollywood, Florida which had decreases in revenue of approximately $0.5 million.  These were due mainly to significant increases in demand primarily driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Room revenue increased approximately $9.4 million, or 60.4%, to approximately $24.9 million for the three months ended March 31, 2022 compared to room revenue of approximately $15.5 million for the three months ended March 31, 2021.  The increase in room revenue for the three months ended March 31, 2022 resulted from an aggregate increase of approximately $9.7 million from all of our properties, with the exception of our property in Jeffersonville, Indiana which had a decrease in revenue of approximately $0.3 million.  The improvement was mainly due mainly to increased composite occupancy of 53.9%, increased ADR to $187.23 and increased RevPAR to $100.89, compared to the three months ending March 31, 2021, composite occupancy of 41.8%, ADR of $158.40 and RevPAR of $66.14, respectively.  These significant increases are mainly due to the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Food and beverage revenues increased approximately $4.1 million, or 264.0%, to approximately $5.6 million for the three months ended March 31, 2022 compared to food and beverage revenues of approximately $1.5 million for the three months ended March 31, 2021.  The increase in food and beverage revenues for the three months ended March 31, 2022, resulted from an aggregate increase from all of our properties, with the exception of our property in Jeffersonville, Indiana, because of the significant increases in demand mainly driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Revenue from other operating departments increased approximately $2.3 million, or 40.8%, to approximately $7.9 million for the three months ended March 31, 2022 compared to revenue from other operating departments of approximately $5.6 million for the three months ended March 31, 2021.  The increase in other operating departments revenue for the three months ended March 31, 2022 resulted from an aggregate increase of approximately $2.6 million, from all of our properties and included $1.0 million in grants received from the State of North Carolina and granted to our two properties in Wilmington and Raleigh, North Carolina.  There were exceptions from our properties in Laurel, Maryland, Jeffersonville, Indiana and the Hyde Resort in Hollywood, Florida, which had a decrease in other operating revenue of approximately $0.3 million.  The increase in other operating revenue is due to the significant increases in demand mainly driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Hotel Operating Expenses.  Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $10.0 million, or 53.9%, to approximately $28.4 million for the three months ended March 31, 2022, compared to total hotel operating expenses of approximately $18.4 million for the three months ended March 31, 2021.  The increase in hotel operating expenses for the three months ended March 31, 2022 resulted from an aggregate increase in total hotel operating expenses of approximately $10.3 million, with the exception of our property in Jeffersonville, Indiana which had a decrease in hotel operating expenses of approximately $0.3 million.  This was due mainly to the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Rooms expense for the three months ended March 31, 2022 increased approximately $1.9 million, or 48.9%, to approximately $5.9 million, compared to rooms expense for the three months ended March 31, 2021 of approximately $4.0 million.  The increase in rooms expense for the three months ended March 31, 2022, resulted from an aggregate increase of approximately $2.1 million from all of our properties, with the exception of our property in Jeffersonville, Indiana which had a decrease in hotel operating expenses of approximately $0.1 million. The improvement was mainly due to increased composite occupancy of 53.9%, compared to prior year three months ending March 31, 2021, occupancy of 41.8%.  This significant increase is mainly due to the above mentioned factors.

Food and beverage expenses for the three months ended March 31, 2022 increased approximately $3.0 million, or 326.3%, to approximately $3.9 million, compared to food and beverage expenses of approximately $0.9 million, for the three months ended March 31, 2021. The net increase in food and beverage expenses for the three months ended March 31, 2022 resulted from an aggregate increase of approximately $3.0 million, from all of our properties because of the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Expenses from other operating departments increased approximately $0.6 million, or 28.1%, to approximately $2.5 million for the three months ended March 31, 2022 compared to expenses from other operating departments of approximately $1.9 million for the three months ended March 31, 2021.  The increase in expenses from other operating departments for the three months ended March 31, 2022 resulted from an aggregate increase of approximately $0.6 million, from all of our properties, with the exceptions of our properties in Jeffersonville, Indiana, Tampa, Florida and the Hyde Resort in Hollywood, Florida, because of the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2022 increased approximately $4.5 million, or 38.6%, to approximately $16.1 million, compared to indirect expenses of approximately $11.6 million for the three months ended March 31, 2021.  Each of our properties experienced an increase in indirect expenses for the three months ended March 31, 2022.

Corporate General and Administrative.  Corporate general and administrative expenses for the three months ended March 31, 2022 increased approximately $0.2 million, or 16.4%, to approximately $1.5 million compared to corporate general and administrative expenses of approximately $1.3 million, for the three months ended March 31, 2021.  The increase in corporate general and administrative expenses was mainly due to a catch up for administrative salaries from previous year’s reductions by approximately $0.2 million.

Interest Expense.  Interest expense for the three months ended March 31, 2022 decreased approximately $0.2 million, or 3.5%, to approximately $5.7 million, as compared to interest expense of approximately $5.9 million, for the three months ended March 31, 2022.  The decrease in interest expense for the three months ended March 31, 2022, was substantially related to the deferred interest on mortgage loans for the hotels in Philadelphia, Pennsylvania and Arlington, Virginia based on increased deferred principal for the previous year, compared to the three-month period ending March 31, 2021.

Unrealized Gain (Loss) on Hedging Activities.  As of March 31, 2022, the fair market value of our interest rate cap is $97 and the fair market value of our interest rate swap liability is approximately $0.6 million.  The unrealized gain on hedging activities during the three months ended March 31, 2022, was approximately $1.0 million and during the three months ended March 31, 2021, the unrealized gain on hedging activities was approximately $0.4 million.

Income Taxes.  We had an income tax provision of $9,654 for the three months ended March 31, 2022 compared to an income tax provision of $2,609, for the three months ended March 31, 2021.  Our MHI TRS Entities realized operating losses for each of the three months ended March 31, 2022 and 2021.  During the three-month period ending March 31, 2022, we increased the valuation allowance by approximately $0.4 million to approximately $15.3 million, as of March 31, 2022.

Net Loss.  We realized a net loss for the three months ended March 31, 2022 of approximately $0.8 million, compared to a net loss of approximately $7.6 million, for the three months ended March 31, 2021, because of the operating results discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO, for three and three months ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(810,944)	$(7,575,624)
Depreciation and amortization - real estate	4,550,376	4,964,515
Distributions to preferred stockholders	(1,936,617)	(2,188,910)
Gain on disposal of assets	(29,542)	—
FFO attributable to common stockholders and unitholders	$1,773,273	$(4,800,019)
Amortization	14,696	17,500
ESOP and stock - based compensation	420,161	485,047
Unrealized gain on hedging activities	(962,263)	(390,185)
Adjusted FFO attributable to common stockholders and unitholders	$1,245,867	$(4,687,657)

Weighted average number of shares outstanding, basic	17,169,532	14,615,720

Weighted average number of non-controlling units	1,133,720	1,166,440

Weighted average number of shares and units outstanding, basic	18,303,252	15,782,160

FFO per common share and unit	$0.10	$(0.30)

Adjusted FFO per common share and unit	$0.07	$(0.30)

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

Hotel EBITDA.  We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal of assets, (7) gains and losses on involuntary conversions of assets, (8) unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) loss on early debt extinguishment, (10) gain on exercise of development right, (11) corporate general and administrative expense, and (12) other operating revenue not related to our wholly-owned portfolio.  We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control.  We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and three months ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(810,944)	$(7,575,624)
Interest expense	5,713,205	5,919,523
Interest income	(24,448)	(38,599)
Income tax provision (benefit)	9,654	2,609
Depreciation and amortization	4,565,072	4,982,015
EBITDA	9,452,539	3,289,924
Gain on disposal of assets	(29,542)	-
Subtotal	9,422,997	3,289,924
Corporate general and administrative	1,514,027	1,300,958
Unrealized gain on hedging activities	(962,263)	(390,185)
Hotel EBITDA	$9,974,761	$4,200,697

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and hotel property sales.  Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends.  As of March 31, 2022, we had approximately $20.2 million of unrestricted cash and $10.1 million of restricted cash.

Operating Activities.  Our net cash flow provided by operating activities for the three months ended March 31, 2022 was approximately $7.5 million generally consisting of net cash flow provided by hotel operations.  The positive cash flow from operations during the quarters and increase from the prior year was due to the increase in occupancy at our hotels as a result of increases in transient consumers, group business, and foreign travelers due to the lifting of restrictions on travel, social gatherings and businesses.  Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities.  Our cash provided by investing activities for the three months ended March 31, 2022, was approximately $10.0 million.  Of this amount approximately $11.1 million came from the sale of Sheraton Louisville Riverside property and approximately $1.1 million was related to capital expenditures for improvements and additions to hotel properties.  There were proceeds from the sale of assets of approximately $0.03 million.

Financing Activities. During the three months ended March 31, 2022, the Company and Operating Partnership made principal payments on its mortgages of approximately $12.7 million, including the Sheraton Louisville Riverside mortgage.

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

Liquidity and Capital Resources

The COVID-19 pandemic had a significant negative impact on our operations and financial results during 2021 and is expected to continue into 2022.  The impact includes a substantial decline in our revenues, profitability and cash flows from operations.  While the duration and full financial impact of the reduction in hotel demand caused by the pandemic, contraction of operations at our hotels and other effects are uncertain and cannot be reasonably estimated at this time, we expect significant negative impacts on our operations and financial results to continue until travel and business restrictions are eased, travel orders are lifted, consumer confidence is restored and an economic recovery is sustained.  In response to these negative impacts, we took a number of immediate actions to reduce costs and preserve liquidity including the suspension of dividends on our common and preferred stock, suspension of planned capital expenditures and reduction in cash compensation of our executive officers, board of directors, and corporate employees.

During 2020 and into 2021, we entered into forbearance agreements with all our mortgage lenders and negotiated extended payment terms with a few key vendors in order to preserve liquidity.  Repayment of deferred amounts of interest, mortgage principal and amounts due certain vendors, which began in 2021, will continue through the end of 2022, with certain amounts being deferred until the applicable loan matures.  We estimate the aggregate amount of deferred payments due in 2022 at approximately $7.5 million, of which approximately $6.5 million remained at March 31, 2022.

As of March 31, 2022, we had total cash of approximately $30.3 million.  During the three months ended March 31, 2022, we generated cash, cash equivalents and restricted cash of approximately $4.7 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt or Secured Notes).

We entered into a real estate sale agreement to sell our DoubleTree by Hilton Raleigh Brownstone – University hotel.  We anticipate the sale will generate net proceeds of approximately $20.0 million, which we intend to use to repay a portion of the Secured Notes and the associated repayment factor.

Other than monthly mortgage loan principal payments and amounts due our lenders under the forbearance agreements included in the discussion above, our only mortgage debt obligations with a scheduled maturity date in 2022 are the mortgage on the Hotel Alba and the DoubleTree by Hilton Raleigh Brownstone – University.  If we are unsuccessful in refinancing the indebtedness on the Hotel Alba, we intend to request an extension under the terms of the existing mortgage agreement.  If we are unsuccessful in selling the DoubleTree by Hilton Raleigh Brownstone – University, we will be required to repay or refinance the existing indebtedness of $18.3 million, or request an extension on the existing terms of the mortgage agreement for the portion of the loan qualifying for such an extension, which we estimate to range between $13.0 million and $15.0 million.

In 2023, the mortgages on The Whitehall, the DoubleTree by Hilton Laurel and the DoubleTree by Hilton Philadelphia Airport mature.  We intend to refinance the mortgages maturing in 2023 at the level of their existing indebtedness or request extensions at existing terms.

As of the date of filing, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended.  We were in compliance with all loan covenants except the Debt Service Coverage Requirement (“DSCR”) covenant under the mortgage secured by The Whitehall and the Tangible Net Worth covenants under the mortgages secured by the DoubleTree by Hilton Jacksonville Riverfront and the Hotel Alba.  We have received waivers of the financial covenants from the lender of the mortgage on the DoubleTree by Hilton Jacksonville Riverfront through December 31, 2022 and from the lender of the mortgage on The Whitehall mortgage through June 30, 2022. We expect to receive a waiver from the lender of the mortgage on the Hotel Alba for the periods ended December 31, 2021 and March 31, 2022.

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

As described in “Liquidity and Capital Resources”, as of March 31, 2022, we failed to meet certain financial covenants under the mortgages secured by each of the DoubleTree by Hilton Jacksonville Riverfront, the Hotel Alba, and The Whitehall.  We have received waivers of the financial covenants under the applicable mortgages from (i) the lender on the DoubleTree by Hilton Jacksonville Riverfront through December 31, 2022 and (ii) the lender on The Whitehall mortgage through June 30, 2022. We expect to receive a waiver from the lender on the Hotel Alba for the periods ended December 31, 2021 and March 31, 2022.

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

Secured Notes

Our Secured Notes provide that aggregate accounts payable shall not exceed $5.0 million at any time beginning December 31, 2021 for as long as the Secured Notes are outstanding.  The Secured Notes also place a cap on employee compensation and capital expenditures and require a minimum level of liquidity.  We were in compliance with the covenant as of March 31, 2022.

Dividend Policy

As approved by its board of directors and announced on March 17, 2020, the Company has suspended its regular quarterly cash common stock dividends in order to preserve liquidity as a result of the impact from the COVID-19 pandemic.  The amount of future common stock (and Operating Partnership unit) distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements and other factors, which the Company’s board of directors deems relevant.  The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.  As previously announced, the record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, that were to be paid April 15, 2020, to shareholders of record as of March 31, 2020, have each been declared and the payment of dividends on all classes of the Company’s preferred stock has been deferred. The Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the outstanding preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  Distributions on shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are in arrears for the last nine quarterly periods.  Pursuant to our Secured Notes, we are prohibited from making distributions on shares of the Company’s common stock or on shares of the Company’s preferred stock as long as the Secured Notes are outstanding.

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

The operations of our hotel properties have historically been seasonal.  The months of April and May are traditionally strong, as is October.  The periods from mid-November through mid-February are traditionally slow with the exception of hotels located in certain markets, namely Florida and Texas, which typically experience significant room demand during this period.  These patterns have been disrupted by the impacts of the COVID-19 pandemic and we expect some level of disruption to continue throughout 2022 at a minimum.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liability at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period.  It is possible that the actual amounts may differ significantly from these estimates and assumptions.  It is also possible that actual amounts may differ significantly from these estimates and assumptions.  We evaluate our estimates, assumptions and judgment on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances.  All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no material changes in these critical accounting policies or the methods or assumptions we apply.

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

As of March 31, 2022, we had approximately $317.5 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237%, the Secured Notes of $20.0 million, with a fixed rate of 6.0% and the PPP Loan of $7.6 million, with a fixed rate of 1.0% and approximately $50.1 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.79%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR and in Prime Rate.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, The Whitehall and the DoubleTree by Hilton Raleigh Brownstone-University remains at approximately $50.1 million, the balance at March 31, 2022, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and in Prime Rate, would be approximately $0.2 million.

As of December 31, 2021, we had approximately $330.0 million of fixed-rate debt, including the mortgage on our DoubleTree by Hilton Philadelphia Airport hotel, which is fixed by an interest rate swap to 5.237%, secured notes of $20.0 million with a fixed rate of 6.0% and including the PPP Loan of $7.6 million, with a fixed rate of 1.0% and approximately $50.2 million of variable-rate debt.  The weighted-average interest rate on the fixed-rate debt was 4.77%.  A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows.  Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR and in Prime Rate.  Assuming that the aggregate amount outstanding on the mortgages on the Hotel Alba, The Whitehall and the DoubleTree by Hilton Raleigh Brownstone-University remains at approximately $50.2 million, the balance at December 31, 2021, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR and in Prime Rate, would be approximately $0.2 million.

Item 4.Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Partnership Agreement, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

On March 24, 2022, the Company entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock, and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act, as amended.  Pursuant to that share exchange agreement, the Company exchanged 96,900 shares of its Common Stock for 7,000 shares of the Series B Preferred Stock and 3,000 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock.  Closing of the transaction occurred on March 25, 2022.  Those shares of Common Stock were also issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such an exchange. Concurrently with the issuance of the shares of Common Stock, the Operating Partnership issued 96,900 limited partnership units to the Company in exchange for 7,000 of the Operating Partnership’s Series B Preferred Units and 3,000 of the Operating Partnership’s Series C Preferred Units.

On March 31, 2022, the Company entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock in reliance on Section 3(a)(9) of the Securities Act, as amended.  Pursuant to that share exchange agreement, the Company exchanged 120,875 shares of its Common Stock for 5,900 shares of the Series B Preferred Stock and 6,600 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock.  Closing of the transaction occurred on March 31, 2022.  Those shares of Common Stock were also issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such an exchange. Concurrently with the issuance of the shares of Common Stock, the Operating Partnership issued 120,875 limited partnership units to the Company in exchange for 5,900 of the Operating Partnership’s Series B Preferred Units and 6,600 of the Operating Partnership’s Series C Preferred Units.

Item 3.	Defaults upon Senior Securities

Preferred Stock

The Company’s distribution on the shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are in arrears for nine quarterly periods.  When distributions on any shares of the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, the holders of the Company’s preferred stock shall be entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.  In addition, the Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

The Company announced that it was deferring payment of Sotherly’s previously announced dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020, and deferring payment of dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, and June 30, 2022.  The relevant distributions were as follows:

•	A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•	A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•	A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The total arrearage of unpaid cash dividends declared and undeclared on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through May 10, 2022, are $6,736,950, $6,090,871, and $5,406,328, respectively.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

10.1

Purchase and Sale Agreement by and between Louisville Hotel Associates, LLC and Riverside Hotel, LLC, dated December 13, 2021 (incorporated by reference to the document previously filed as Exhibit 10.26 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2022).

10.2

First Amendment to Employment Agreement between Sotherly Hotels Inc. and Robert E. Kirkland IV, dated February 8, 2022 (incorporated by reference to the document previously filed as Exhibit 10.25 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2022).

10.3

First Amendment to Real Estate Sale Agreement by and between Raleigh Hotel Associates, LLC and CS Acquisition Vehicle, LLC, dated February 28, 2022 (incorporated by reference to the document previously filed as Exhibit 10.26 to our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the Securities and Exchange Commission on March 25, 2022).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company. **

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company. **

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company. **

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (+)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (+)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (+)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (+)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (+)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (+)

** Filed herewith

(+) Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS INC.

Date: May 13, 2022	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: May 13, 2022	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer