Form 10-Q
period 2022-06-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2022-08-15
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

As of August 5, 2022, there were 18,414,750 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2022 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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
•
Part I, Item 4 - Controls and Procedures; and
•
Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1. Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment in hotel properties, net	$369,481,882	$375,885,224
Investment in hotel properties held for sale, net	—	22,870,487
Cash and cash equivalents	23,969,135	13,166,883
Restricted cash	7,383,626	12,411,654
Accounts receivable, net	4,088,159	4,822,187
Prepaid expenses, inventory and other assets	8,175,184	6,894,228
TOTAL ASSETS	$413,097,986	$436,050,663
LIABILITIES
Mortgage loans, net	$325,650,322	$351,170,883
Secured notes, net	—	19,128,330
Unsecured notes, net	7,609,934	7,609,934
Accounts payable and accrued liabilities	29,784,182	35,960,293
Advance deposits	1,891,767	1,552,942
Dividends and distributions payable	4,089,347	4,125,351
TOTAL LIABILITIES	$369,025,552	$419,547,733
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,488,100 and 1,510,000 shares issued and outstanding; aggregate liquidation preference $43,898,950 and $43,035,000, at June 30, 2022 and December 31, 2021, respectively.	14,881	15,100
7.875% Series C cumulative redeemable perpetual preferred stock, 1,356,410 and 1,384,610 shares issued and outstanding; aggregate liquidation preference $39,918,729 and $39,385,669, at June 30, 2022 and December 31, 2021, respectively.	13,564	13,846
8.25% Series D cumulative redeemable perpetual preferred stock, 1,165,000 and 1,165,000 shares issued and outstanding; aggregate liquidation preference $34,531,328 and $33,329,922, at June 30, 2022 and December 31, 2021, respectively.	11,650	11,650
Common stock, par value $0.01, 69,000,000 shares authorized, 18,206,673 shares issued and outstanding at June 30, 2022 and 17,441,058 shares issued and outstanding at December 31, 2021.	182,067	174,410
Additional paid-in capital	178,066,395	177,651,954
Unearned ESOP shares	(2,982,307)	(3,083,398)
Distributions in excess of retained earnings	(127,843,207)	(153,521,704)
Total Sotherly Hotels Inc. stockholders’ equity	47,463,043	21,261,858
Noncontrolling interest	(3,390,609)	(4,758,928)
TOTAL EQUITY	44,072,434	16,502,930
TOTAL LIABILITIES AND EQUITY	$413,097,986	$436,050,663

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$32,545,588	$24,045,910	$57,398,973	$39,539,514
Food and beverage department	7,712,310	3,501,875	13,330,046	5,045,114
Other operating departments	6,912,361	6,835,524	14,793,842	12,434,212
Total revenue	47,170,259	34,383,309	85,522,861	57,018,840
EXPENSES
Hotel operating expenses
Rooms department	7,205,585	5,917,880	13,155,343	9,914,496
Food and beverage department	5,256,164	2,106,487	9,136,781	3,016,751
Other operating departments	2,599,372	2,648,387	5,083,479	4,587,264
Indirect	17,337,585	14,050,076	33,400,946	25,639,153
Total hotel operating expenses	32,398,706	24,722,830	60,776,549	43,157,664
Depreciation and amortization	4,619,743	4,969,669	9,184,815	9,951,685
Loss on disposal of assets	520,156	17,221	490,613	17,221
Corporate general and administrative	1,432,366	1,530,438	2,946,393	2,831,396
Total operating expenses	38,970,971	31,240,158	73,398,370	55,957,966
NET OPERATING INCOME	8,199,288	3,143,151	12,124,491	1,060,874
Other income (expense)
Interest expense	(5,342,940)	(5,526,595)	(11,056,144)	(11,446,118)
Interest income	27,486	36,308	51,934	74,907
Loss on early extinguishment of debt	(5,944,881)	—	(5,944,881)	—
Unrealized gain on hedging activities	572,497	303,181	1,534,760	693,367
Gain on sale of assets	30,053,977	—	30,053,977	—
Gain on involuntary conversion of assets	51,547	496,957	51,547	496,957
Net income (loss) before income taxes	27,616,974	(1,546,998)	26,815,684	(9,120,013)
Income tax provision	(11,615)	(6,972)	(21,269)	(9,581)
Net income (loss)	27,605,359	(1,553,970)	26,794,415	(9,129,594)
Less: Net (income) loss attributable to noncontrolling interest	(1,529,940)	179,638	(1,368,319)	879,176
Net income (loss) available to the Company	26,075,419	(1,374,332)	25,426,096	(8,250,418)
Declared and undeclared distributions to preferred stockholders	(1,889,470)	(1,529,613)	(3,826,086)	(3,718,524)
Gain on extinguishment of preferred stock	83,500	93,342	161,675	93,342
Net income (loss) available to common stockholders	$24,269,449	$(2,810,603)	$21,761,685	$(11,875,600)
Net income (loss) per share attributable to common stockholders:
Basic	$1.36	$(0.19)	$1.24	$(0.82)
Diluted	$1.32	$(0.19)	$1.20	$(0.82)
Weighted average number of common shares outstanding
Basic	17,762,513	14,635,701	17,436,975	14,530,316
Diluted	18,304,508	14,635,701	18,031,381	14,530,316

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2021	4,059,610	$40,596	17,441,058	$174,410	$177,651,954	$(3,083,398)	$(153,521,704)	$(4,758,928)	$16,502,930
Net loss	—	—	—	—	—	—	(649,323)	(161,621)	(810,944)
Issuance of common stock	—	—	175,268	1,752	355,760	—	—	—	357,512
Issuance of restricted common stock awards	—	—	15,000	151	30,149	—	—	—	30,300
Amortization of ESOP shares	—	—	—	—	(36,391)	50,547	—	—	14,156
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Extinguishment of preferred stock	(22,500)	(225)	217,775	2,178	9,222	—	—	—	11,175
Balances at March 31, 2022 (unaudited)	4,037,110	$40,371	17,849,101	$178,491	$178,028,889	$(3,032,851)	$(154,171,027)	$(4,920,549)	$16,123,324
Net income	—	—	—	—	—	—	26,075,419	1,529,940	27,605,359
Issuance of common stock	—	—	37,428	374	64,002	—	—	—	64,376
Issuance of restricted common stock awards	—	—	—	—	—	—	—	—	—
Conversion of units in Operating Partnership to shares of common stock	—	—	50,000	500	(500)	—	—	—	—
Amortization of ESOP shares	—	—	—	—	(30,590)	50,544	—	—	19,954
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Extinguishment of preferred stock	(27,600)	(276)	270,144	2,702	(13,601)	—	252,401	—	241,226
Balances at June 30, 2022 (unaudited)	4,009,510	$40,095	18,206,673	$182,067	$178,066,395	$(2,982,307)	$(127,843,207)	$(3,390,609)	$44,072,434

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2020	4,364,610	$43,646	15,023,850	$150,238	$180,292,440	$(3,636,026)	$(127,300,230)	$(5,348,763)	$44,201,305
Net loss	—	—	—	—	—	—	(6,876,085)	(699,539)	(7,575,624)
Issuance of common stock	—	—	136,281	1,363	399,303	—	—	—	400,666
Issuance of restricted common stock awards	—	—	15,000	150	43,950	—	—	—	44,100
Conversion of units in Operating Partnership to shares of common stock	—	—	100	1	(566)	—	—	565	—
Amortization of ESOP shares	—	—	—	—	(33,853)	55,939	—	—	22,086
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at March 31, 2021 (unaudited)	4,364,610	$43,646	15,175,231	$151,752	$180,719,469	$(3,580,087)	$(134,176,315)	$(6,047,737)	$37,110,728
Net loss	—	—	—	—	—	—	(1,374,332)	(179,638)	(1,553,970)
Extinguishment of preferred stock	(220,000)	(2,200)	1,542,727	15,427	(106,570)	—	203,227	—	109,884
Amortization of ESOP shares	—	—	—	—	(33,852)	55,939	—	—	22,087
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at June 30, 2021 (unaudited)	4,144,610	$41,446	16,717,958	$167,179	$180,597,242	$(3,524,148)	$(135,347,420)	$(6,227,375)	$35,706,924

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income (loss)	$26,794,415	$(9,129,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,184,815	9,951,685
Amortization of deferred financing costs	800,525	516,814
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(51,547)	(496,957)
Unrealized gain on hedging activities	(1,534,760)	(693,367)
Loss on early extinguishment of debt	5,944,881	—
Gain on sale of assets	(30,053,977)	—
Loss on disposal of assets	490,613	17,221
ESOP and stock - based compensation	522,689	525,329
Changes in assets and liabilities:
Accounts receivable	215,397	(1,011,009)
Prepaid expenses, inventory and other assets	(1,390,225)	(1,498,515)
Accounts payable and other accrued liabilities	(9,794,417)	3,893,338
Advance deposits	338,825	(266,456)
Accounts receivable - affiliate	—	103,810
Net cash provided by operating activities	1,454,893	1,899,958
Cash flows from investing activities:
Proceeds from sale of hotel properties	52,403,981	—
Improvements and additions to hotel properties	(2,598,147)	(1,793,222)
Proceeds from insurance conversion	570,179	496,957
Proceeds from sale of assets	34,147	—
Net cash provided by (used in) investing activities	50,410,160	(1,296,265)
Cash flows from financing activities:
Proceeds from mortgage loans	7,777,475	—
Payments on mortgage loans	(33,621,590)	(2,369,650)
Payments on secured notes	(20,000,000)	—
Payments of deferred financing costs	(246,714)	(1,860)
Net cash used in financing activities	(46,090,829)	(2,371,510)
Net increase/(decrease) in cash, cash equivalents and restricted cash	5,774,224	(1,767,817)
Cash, cash equivalents and restricted cash at the beginning of the period	25,578,537	35,300,546
Cash, cash equivalents and restricted cash at the end of the period	$31,352,761	$33,532,729
Supplemental disclosures:
Cash paid during the period for interest	$14,157,708	$10,375,892
Cash paid during the period for income taxes	$39,908	$20,200
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$144,220	$445,430

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment in hotel properties, net	$369,481,882	$375,885,224
Investment in hotel properties held for sale, net	—	22,870,487
Cash and cash equivalents	23,969,135	13,166,883
Restricted cash	7,383,626	12,411,654
Accounts receivable, net	4,088,159	4,822,187
Loan receivable - affiliate	3,055,389	3,157,172
Prepaid expenses, inventory and other assets	8,175,184	6,894,228
TOTAL ASSETS	$416,153,375	$439,207,835
LIABILITIES
Mortgage loans, net	$325,650,322	$351,170,883
Secured loan, net	—	19,128,330
Unsecured notes, net	7,609,934	7,609,934
Accounts payable and other accrued liabilities	29,784,182	35,960,293
Advance deposits	1,891,767	1,552,942
Dividends and distributions payable	4,100,522	4,125,351
TOTAL LIABILITIES	$369,036,727	$419,547,733

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,488,100 and 1,510,000 units issued and outstanding; aggregate liquidation preference $43,898,950 and $43,035,000, at June 30, 2022 and December 31, 2021, respectively.	$34,907,065	$35,420,784
7.875% Series C cumulative redeemable perpetual preferred units, 1,356,410 and 1,384,610 units issued and outstanding; aggregate liquidation preference $39,918,729 and $39,385,669, each at June 30, 2022 and December 31, 2021, respectively.	31,813,355	32,474,760
8.25% Series D cumulative redeemable perpetual preferred units, 1,165,000 and 1,165,000 units issued and outstanding; aggregate liquidation preference $34,531,328 and $33,329,922, each at June 30, 2022 and December 31, 2021, respectively.	27,549,832	27,549,832
General Partner: 192,904 units and 185,748 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	(187,856)	(469,805)
Limited Partners: 19,097,489 units and 18,389,030 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	(46,965,748)	(75,315,469)
TOTAL PARTNERS’ CAPITAL	47,116,648	19,660,102
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$416,153,375	$439,207,835

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$32,545,588	$24,045,910	$57,398,973	$39,539,514
Food and beverage department	7,712,310	3,501,875	13,330,046	5,045,114
Other operating departments	6,912,361	6,835,524	14,793,842	12,434,212
Total revenue	47,170,259	34,383,309	85,522,861	57,018,840
EXPENSES
Hotel operating expenses
Rooms department	7,205,585	5,917,880	13,155,343	9,914,496
Food and beverage department	5,256,164	2,106,487	9,136,781	3,016,751
Other operating departments	2,599,372	2,648,387	5,083,479	4,587,264
Indirect	17,337,585	14,050,076	33,400,946	25,639,153
Total hotel operating expenses	32,398,706	24,722,830	60,776,549	43,157,664
Depreciation and amortization	4,619,743	4,969,669	9,184,815	9,951,685
Loss on disposal of assets	520,156	17,221	490,613	17,221
Corporate general and administrative	1,432,366	1,530,438	2,946,393	2,831,396
Total operating expenses	38,970,971	31,240,158	73,398,370	55,957,966
NET OPERATING INCOME	8,199,288	3,143,151	12,124,491	1,060,874
Other income (expense)
Interest expense	(5,342,940)	(5,526,595)	(11,056,144)	(11,446,118)
Interest income	27,486	36,308	51,934	74,907
Loss on early extinguishment of debt	(5,944,881)	—	(5,944,881)	—
Unrealized gain on hedging activities	572,497	303,181	1,534,760	693,367
Gain on sale of assets	30,053,977	—	30,053,977	—
Gain on involuntary conversion of assets	51,547	496,957	51,547	496,957
Net income (loss) before income taxes	27,616,974	(1,546,998)	26,815,684	(9,120,013)
Income tax provision	(11,615)	(6,972)	(21,269)	(9,581)
Net income (loss)	27,605,359	(1,553,970)	26,794,415	(9,129,594)
Declared and undeclared distributions to preferred unit holders	(1,889,470)	(1,529,613)	(3,826,086)	(3,718,524)
Gain on extinguishment of preferred units	83,500	93,342	161,675	93,342
Net income (loss) available to general and limited partnership unit holders	$25,799,389	$(2,990,241)	$23,130,004	$(12,754,776)
Net income (loss) attributable per general and limited partner unit:
Basic	$1.33	$(0.19)	$1.21	$(0.80)
Diluted	$1.32	$(0.19)	$1.20	$(0.80)
Weighted average number of general and limited partner units outstanding
Basic	19,291,083	16,056,770	18,981,782	15,955,303
Diluted	19,414,602	16,056,770	19,153,758	15,955,303

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
Balances at December 31, 2021	4,059,610	$35,420,784	$32,474,760	$27,549,832	185,748	$(469,805)	18,389,030	$(75,315,469)	$19,660,102
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	1,903	2,227	188,365	343,194	345,421
Issuance of partnership units	—	—	—	—	2,178	5,389	215,597	533,548	538,937
Extinguishment of preferred units	(22,500)	(302,602)	(225,159)	—	—	—	—	—	(527,761)
Net loss	—	—	—	—	—	(8,109)	—	(802,835)	(810,944)
Balances at March 31, 2022 (unaudited)	4,037,110	$35,118,182	$32,249,601	$27,549,832	189,829	$(470,116)	18,792,992	$(75,223,549)	$19,223,950
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	374	391	37,054	38,705	39,096
Issuance of partnership units	—	—	—	—	2,701	5,633	267,443	871,778	877,411
Extinguishment of preferred units	(27,600)	(211,117)	(436,246)	—	—	—	—	—	(647,363)
Net income	—	—	—	—	—	276,054	—	27,329,305	27,605,359
Balances at June 30, 2022 (unaudited)	4,009,510	$34,907,065	$31,813,355	$27,549,832	192,904	$(187,856)	19,097,489	$(46,965,748)	$47,116,648

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2020	4,364,610	$37,766,531	$36,461,955	$28,377,509	161,904	$(258,538)	16,028,447	$(54,399,898)	$47,947,559
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(441)	—	(43,704)	(44,145)
Issuance of partnership units	—	—	—	—	1,513	4,448	149,768	440,318	444,766
Net loss	—	—	—	—	—	(75,757)	—	(7,499,867)	(7,575,624)
Balances at March 31, 2021 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	163,417	$(330,106)	16,178,215	$(61,485,138)	$40,790,751
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(251)	—	(24,795)	(25,046)
Extinguishment of preferred units	(220,000)	(2,345,747)	(1,993,597)	(827,677)	15,427	52,769	1,527,300	5,224,136	109,884
Net loss	—	—	—	—	—	(15,539)	—	(1,538,431)	(1,553,970)
Balances at June 30, 2021 (unaudited)	4,144,610	$35,420,784	$34,468,358	$27,549,832	178,844	$(292,945)	17,705,515	$(57,806,215)	$39,339,814

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$26,794,415	$(9,129,594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,184,815	9,951,685
Amortization of deferred financing costs	800,525	516,814
Amortization of mortgage premium	(12,341)	(12,341)
Gain on involuntary conversion of assets	(51,547)	(496,957)
Unrealized gain on hedging activities	(1,534,760)	(693,367)
Loss on early extinguishment of debt	5,944,881	—
Gain on sale of assets	(30,053,977)	—
Loss on disposal of assets	490,613	17,221
ESOP and unit - based compensation	420,906	411,964
Changes in assets and liabilities:
Accounts receivable	215,397	(1,011,009)
Prepaid expenses, inventory and other assets	(1,390,225)	(1,498,515)
Accounts payable and other accrued liabilities	(9,794,417)	3,893,338
Advance deposits	338,825	(266,456)
Accounts receivable - affiliate	—	103,810
Net cash provided by operating activities	1,353,110	1,786,593
Cash flows from investing activities:
Proceeds from sale of hotel properties	52,403,981	—
Improvements and additions to hotel properties	(2,598,147)	(1,793,222)
ESOP loan payments received	101,783	113,365
Proceeds from insurance conversion	570,179	496,957
Proceeds from sale of assets	34,147	—
Net cash provided by (used in) investing activities	50,511,943	(1,182,900)
Cash flows from financing activities:
Proceeds from mortgage loans	7,777,475	—
Payments on mortgage loans	(33,621,590)	(2,369,650)
Payments on secured notes	(20,000,000)	—
Payments of deferred financing costs	(246,714)	(1,860)
Net cash used in financing activities	(46,090,829)	(2,371,510)
Net increase/(decrease) in cash, cash equivalents and restricted cash	5,774,224	(1,767,817)
Cash, cash equivalents and restricted cash at the beginning of the period	25,578,537	35,300,546
Cash, cash equivalents and restricted cash at the end of the period	$31,352,761	$33,532,729
Supplemental disclosures:
Cash paid during the period for interest	$14,123,048	$10,206,965
Cash paid during the period for income taxes	$39,908	$20,200
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$144,220	$445,430

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of June 30, 2022, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at June 30, 2022 was approximately 94.4% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. As of June 30, 2022, the MHI TRS Entities engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

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

COVID-19 had a significant negative impact on our operations and financial results in 2021, including a substantial decline in our revenues, profitability and cash flows from operations compared to similar pre-pandemic periods. We continue to experience lingering impact from COVID-19 in 2022, albeit to a lesser degree. A significant increase in leisure travel demand contributed to improved results for 2021 compared to 2020. While business travel demand has increased, it continues to lag behind pre-pandemic levels and it is not clear when and to what extent that pre-pandemic level of demand will return. As a result, although we anticipate further recovery in 2022, the Company cannot estimate with certainty when travel demand will fully recover.

As of June 30, 2022, we failed to meet the financial covenants under the mortgage secured by The Whitehall. We have received a waiver of the financial covenants from the lender on The Whitehall mortgage through June 30, 2022. While the Company believes it will be successful in obtaining waivers, loan modifications or securing refinance arrangements, it cannot provide assurance that it will be able to do so on acceptable terms or at all. Based on our current projections, following the expiration of the waiver on the financial covenants from the mortgage lender on The Whitehall, we do not anticipate that the financial performance of the property will have sufficiently recovered in order to meet the existing covenants. If we fail to obtain additional waivers from the lender, the Company would be required to make a prepayment, which we estimate at approximately $11.7 million, in order to bring the loan into compliance.

As of June 30, 2022, we had approximately $24.0 million in unrestricted cash and approximately $7.4 million in restricted cash.

U.S. generally accepted accounting principles (“U.S. GAAP”) requires that, when preparing financial statements for each annual and interim reporting period, management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current unrestricted and restricted cash on hand, our operating results and our forecast of obligations coming due 12 months from the date of this report, the Company has concluded that there are no longer conditions and events that raise substantial doubt about its ability to continue as a going concern.

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

On February 10, 2022, Louisville Hotel Associates, LLC, a Delaware limited liability company and an affiliate of the Company, closed on the sale of the Sheraton Louisville Riverside hotel located in Jeffersonville, Indiana to Riverside Hotel, LLC, an Indiana limited liability company, for a purchase price of $11.5 million, including the assumption by the buyer of the mortgage loan on the hotel. There were no net proceeds from the sale.

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

On April 11, 2022, we entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to that share exchange agreement, the Company exchanged 116,640 shares of its Common Stock for 4,000 shares of the Series B Preferred Stock and 8,000 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock. Closing of the transaction occurred on April 12, 2022. The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

On April 19, 2022, we entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to that share exchange agreement, the Company exchanged 153,504 shares of its Common Stock for 5,000 shares of the Series B Preferred Stock and 10,600 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock. Closing of the transaction occurred on April 19, 2022. The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

On June 10, 2022, we closed the sale of the DoubleTree by Hilton Raleigh-Brownstone University hotel. The Company used approximately $18.6 million of the net cash proceeds from the sale of the hotel to repay the existing mortgage on the property and approximately $19.8 million of the net cash proceeds to repay a portion of the secured notes (the "Secured Notes") with KWHP SOHO, LLC and MIG SOHO, LLC (together, the “Investors”) as required by the terms of the Secured Notes. The Company intends to use the remaining net cash proceeds to make any distributions on the Company’s preferred stock that may be required in order to comply with the REIT requirements applicable to the Company related to distributions of taxable income, and for general corporate purposes. The Investors received approximately $19.8 million of the proceeds from the sale of the hotel, of which approximately $13.3 million was applied toward principal, approximately $6.3 million was applied toward the exit fee owed under the Secured Notes, and approximately $0.2 million was applied toward accrued interest. Additionally, the terms of the Secured Notes allowed for the release of a portion of the interest reserves in the amount of approximately $1.6 million, of which approximately $1.1 million was applied toward principal and approximately $0.5 million was applied toward the exit fee.

On June 28, 2022, affiliates of the Company entered into amended loan documents to modify the existing mortgage loan on the Hotel Alba Tampa with the existing lender, Fifth Third Bank. Pursuant to the amended loan documents, the amended mortgage loan: (i) has an increased principal balance of $25.0 million; (ii) includes an extended maturity date of June 30, 2025, which may be further extended for two additional periods of one year each, subject to certain conditions; (iii) bears a floating interest rate of SOFR plus 2.75%, subject to a floor rate of 2.75%; (iv) amortizes on a 25-year schedule and requires payments of monthly interest plus $40,600 monthly amortization payments; and (v) is guaranteed by the Operating Partnership up to $12.5 million, with the guaranty reducing to $6.25 million upon the successful achievement of certain performance milestones.

On June 29, 2022, the Company used the proceeds from the refinance of the Hotel Alba Tampa, along with approximately $0.2 million of cash on hand as well as the balance of the interest reserve under the Secured Notes of approximately $0.5 million, to satisfy and pay in full the Secured Notes. The Investors received approximately $8.3 million in satisfaction of the Secured Notes, of which approximately $5.6 million was applied toward principal, approximately $2.6 million was applied toward the exit fee owed under the Secured Notes, and approximately $0.02 million was applied toward accrued interest. Concurrent with the cancellation of the Secured Notes, the following agreements were also terminated in accordance with their terms: (i) Note Purchase Agreement; (ii) Pledge and Security Agreement; (iii) Board Observer Agreement; and (iv) other related ancillary agreements.

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

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties which are recorded at fair value on acquisition date and allocated to land, property and equipment and identifiable intangible assets. If substantially all the fair value of the gross assets acquired are concentrated in a single identifiable asset, the asset is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired asset. We capitalize the costs of significant additions and improvements that materially upgrade, increase the value of or extend the useful life of the property. These costs may include refurbishment, renovation, and remodeling expenditures, as well as certain direct internal costs related to construction projects. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the statements of operations.

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

The Company determined that there were no impairments as of June 30, 2022.

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

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash and cash equivalents	23,969,135	21,822,863
Restricted cash	7,383,626	11,709,866
Cash, cash equivalents and restricted cash at the end of the period	$31,352,761	$33,532,729

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of June 30, 2022 and December 31, 2021 were $265,601 and $294,390, respectively. Amortization expense for the three-month periods ended June 30, 2022 and 2021, totaled $12,282 and $14,871, respectively, and for the six-month periods ended June 30, 2022 and 2021, totaled $ 24,289 and $29,741, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of June 30, 2022 and there were two non-recurring assets and no non-recurring liabilities for fair value measurements as of December 31, 2021, respectively):

	Level 1	Level 2	Level 3
December 31, 2021
Interest Rate Cap (1)	$—	$47	$—
Interest Rate Swap (2)	$—	$(1,537,319)	$—
Mortgage loans (3)	$—	$(355,496,444)	$—
Investment in Hotel Properties, net(4)	$—	$23,000,000	$—
Investment in Hotel Properties Held for Sale, net(5)	$—	$11,063,952	$—

June 30, 2022
Interest Rate Cap (1)	$—	$—	$—
Interest Rate Swap (2)	$—	$1,311	$—
Mortgage loans (3)	$—	$(328,489,576)	$—

(1)
Interest rate cap, which cap the 1-month LIBOR rate at 3.25%.

(2)
Interest rate swap, which takes the Loan Rate and swaps it for a fixed interest rate of 5.237%; notional amounts of the swap approximate the declining balance of the loan.
(3)
Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.
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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue was approximately $0.3 million and $0.4 million, for the three months ended June 30, 2022 and 2021, respectively, and approximately $0.7 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.

A schedule of minimum future lease payments receivable for the remaining six and twelve-month periods is as follows:

Remaining six months ending December 31, 2022	608,207
December 31, 2023	1,202,326
December 31, 2024	1,199,584
December 31, 2025	1,171,782
December 31, 2026	1,162,514
December 31, 2027 and thereafter	16,419,018
Total	$21,763,431

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of June 30, 2022, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of June 30, 2022 and December 31, 2020, deferred tax assets each totaled $0, respectively.

As of June 30, 2022 and December 31, 2021, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2022, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2014 through 2021. In addition, as of June 30, 2022, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2014 through 2021.

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

As of June 30, 2022, under the 2013 Plan, the Company has made cumulative stock awards totaling 745,160 shares, including 680,160 unrestricted shares and 65,000 restricted shares issued to certain executives and employees and to its independent directors. All awards have vested except for: 50,000 shares issued to certain employees, which will vest over the next eight years and 15,000 shares issued to the Company’s independent directors, which will vest by December 31, 2022. The remaining 4,840 shares have been deregistered, as of June 20, 2022.

Under the 2013 Plan, the Company was able to issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of June 30, 2022, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended June 30, 2022 and 2021 was $82,751 and $18,195, respectively, and for the six months ended June 30, 2022 and 2021 was $488,578 and $481,156, respectively.

The Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which the Company’s stockholders approved in April 2022, permits the grant of stock options, restricted stock, unrestricted stock and performance share compensation awards to its employees and directors for up to 2,000,000 shares of common stock.

Under the 2022 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of June 30, 2022, no performance-based stock awards have been granted. As of June 30, 2022, under the 2022 Plan, the Company had not issued any stock awards.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the three months ended June 30, 2022 and 2021, the ESOP compensation cost was $14,649 and $22,086, respectively, and for the six months ended June 30, 2022 and 2021, the ESOP compensation cost was $28,803 and $44,172, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were $534,734, and $454,818 for the three months ended June 30, 2022 and 2021, respectively, and for the six months ended June 30, 2022 and 2021 was $1,157,417 and $775,584, respectively. Advertising costs are expensed as incurred.

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

New Accounting Pronouncements – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract. In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment. As of June 30, 2022, we have not entered into any contract modification as it directly relates to reference rate reform, with the exception of a modification to the mortgages on the Whitehall in Houston, Texas, which changed the reference rate from LIBOR to the New York Prime Rate, and on Hotel Alba Tampa, Tapestry Collection in Tampa, Florida, which changed the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR). The Company anticipates having to undertake more modifications in the future. While the Company anticipates the impact of this update may be to its benefit, the Company is still evaluating the overall impact.

3. Disposal of Assets

Sheraton Louisville Riverside and DoubleTree by Hilton Raleigh-Brownstone University. On February 10, 2022 and June 10, 2022, we closed on the sale of our hotel properties the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh-Brownstone University, respectively. The results of operations for these two properties are included in our consolidated financial statements through the date of disposal. The following proforma financial information presents the results of operations of the Company and the Operating Partnership for the three and six month periods ending June 30, 2022 and 2021, respectively, as if disposed of properties, the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh-Brownstone University had taken place on January 1, 2021. The following proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations, had the transactions taken place on January 1, 2021:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro forma revenues	$46,169,549	$32,234,939	$82,343,152	$53,499,169
Pro forma operating expenses	$37,701,468	$28,326,059	$69,820,755	$50,599,106
Pro forma operating income	$8,468,081	$3,908,880	$12,522,397	$2,900,063
Pro forma net income (loss)	$27,875,190	$(783,639)	$27,195,282	$(7,285,804)
Pro forma income (loss) per basic share	$1.57	$(0.05)	$1.56	$(0.50)
Pro forma income (loss) per diluted share	$1.52	$(0.05)	$1.51	$(0.50)
Pro forma income (loss) per basic unit	$1.44	$(0.05)	$1.43	$(0.46)
Pro forma income (loss) per diluted unit	$1.44	$(0.05)	$1.42	$(0.46)
Basic common shares	17,762,513	14,635,701	17,436,975	14,530,316
Diluted common shares	18,304,508	14,635,701	18,031,381	14,530,316
Basic units	19,291,083	16,056,770	18,981,782	15,955,303
Diluted units	19,414,602	16,056,770	19,153,758	15,955,303

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021

Land and land improvements	$60,538,005	$60,395,168
Buildings and improvements	409,405,049	407,310,530
Right of use assets	5,430,527	5,711,607
Furniture, fixtures and equipment	50,890,066	50,505,902
	526,263,647	523,923,207
Less: accumulated depreciation and impairment	(156,781,765)	(148,037,983)
Investment in Hotel Properties, Net	$369,481,882	$375,885,224

	June 30, 2022	December 31, 2021

Land and land improvements	$—	$5,799,197
Buildings and improvements	—	36,115,121
Furniture, fixtures and equipment	—	5,743,949
	—	47,658,267
Less: accumulated depreciation and impairment	—	(24,787,780)
Investment in Hotel Properties Held for Sale, Net	$—	$22,870,487

5. Debt

Mortgage Loans, Net. As of June 30, 2022 and December 31, 2021, we had approximately $325.7 million and approximately $351.2 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	June 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2022	2021	Penalties	Date	Provisions	Rate
The DeSoto (1)	$31,688,851	$32,148,819	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	32,735,638	33,051,316	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	7,598,227	8,175,215	None	5/5/2023	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	40,061,330	40,734,077	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	-	18,300,000	Yes	8/1/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	53,602,163	54,253,963	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	41,071,258	41,484,732	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	25,000,000	17,383,397	None	6/30/2025	(8)	SOFR plus 2.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	32,157,162	32,604,948	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	48,496,016	48,990,136	Yes	10/1/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	-	10,947,366	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,370,880	14,551,671	Yes	2/26/2023	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$326,781,525	$352,625,640
Deferred financing costs, net	(1,211,110)	(1,547,004)
Unamortized premium on loan	79,907	92,247
Total Mortgage Loans, Net	$325,650,322	$351,170,883

(1)

The note amortizes on a 25-year schedule after an initial interest-only period of one year and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(2)	The note is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(3)

The note is subject to an exit fee of 0.75% if prepaid on or after February 5, 2023. On July 15, 2021, we entered into a note modification agreement whereby the maturity date was extended from August 5, 2021 to May 5, 2022. On April 28, 2022, we entered into an additional note modification agreement whereby the maturity date was extended from May 5, 2022 to May 5, 2023.

(4)

The note bears a floating interest rate of 1-month LIBOR plus 2.27%, but we entered into a swap agreement to fix the rate at 5.237%. Under the swap agreement, notional amounts approximate the declining balance of the loan and we are responsible for any potential termination fees associated with early termination of the swap agreement.

(5)	The hotel was sold on June 10, 2022 and the mortgage was repaid in full in connection with that sale.
(6)	With limited exception, the note may not be prepaid prior to June 2025.
(7)	With limited exception, the note may not be prepaid prior to February 2025.
(8)

The note bears a floating interest rate of SOFR plus 2.75% subject to a floor rate of 2.75%; with monthly principal payments of $40,600; the note provides that the mortgage can be extended for two additional periods of one year each, subject to certain conditions. On July 11, 2022, we entered into a swap agreement to fix the rate at 5.576%. The swap agreement reflects notional amounts approximate to the declining balance of the loan and we are responsible for any potential termination fees associated with early termination of the swap agreement.

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

As of June 30, 2022, the Company failed to meet certain financial covenants under the mortgage secured by The Whitehall. The Company has received a waiver of the financial covenants from the lender on The Whitehall mortgage through June 30, 2022.

Total future mortgage debt maturities for the remaining six and twelve-month periods, without respect to any extension of loan maturity or loan modification after June 30, 2022, were as follows:

Remaining six months ending December 31, 2022	3,464,599
December 31, 2023	67,635,041
December 31, 2024	37,355,389
December 31, 2025	115,740,671
December 31, 2026	57,877,486
December 31, 2027 and thereafter	44,708,339
Total future maturities	$326,781,525

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

As of June 30, 2022, applications for loan forgiveness totaling approximately $5.2 million have been filed, but no forgiveness has been received. At June 30, 2022, the PPP loans had a cumulative balance of approximately $7.6 million.

Secured Notes Financing. On December 31, 2020, we entered into the following agreements with KWHP SOHO, LLC, a Delaware limited liability company (“KW”), as collateral agent and an investor, and MIG SOHO, LLC, a Delaware limited liability company (“MIG” and together with KW, the "Investors"), as an investor: (i) a Note Purchase Agreement with the Investors; (ii) a Secured Note with KW in the amount of $10.0 million and a Secured Note with MIG in the amount of $10.0 million; (iii) a Pledge and Security Agreement with KW; (iv) a Board Observer Agreement with KW; and (v) other ancillary agreements. These agreements constitute a transaction whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership.

On June 10, 2022, the Company used the proceeds from the sale of the Doubletree by Hilton Raleigh Brownstone-University hotel to partially repay the Secured Notes. The Investors received approximately $19.8 million of the proceeds from the sale of the hotel, of which approximately $13.3 million was applied toward principal, approximately $6.3 million was applied toward the exit fee owed under the Secured Notes, and approximately $0.2 million was applied toward accrued interest. Additionally, the terms of the Secured Notes allowed for the release of a portion of the interest reserves in the amount of approximately $1.6 million, of which approximately $1.1 million was applied toward principal and approximately $0.5 million was applied toward the exit fee.

On June 29, 2022, the Company used the proceeds from the refinance of the Hotel Alba Tampa, along with approximately $0.2 million of cash on hand as well as the balance of the interest reserve under the Secured Notes of approximately $0.5 million, to satisfy and pay in full the Secured Notes. The Investors received approximately $8.3 million in satisfaction of the Secured Notes, of which approximately $5.6 million was applied toward principal, approximately $2.6 million was applied toward the exit fee owed under the Secured Notes, and approximately $0.1 million was applied toward accrued interest. Concurrent with the cancellation of the Secured Notes, the following agreements were also terminated in accordance with their terms: (i) Note Purchase Agreement; (ii) Pledge and Security Agreement; (iii) Board Observer Agreement; and (iv) other related ancillary agreements.

6. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended June 30, 2022 and 2021, each totaled $20,983, respectively, and for the six months ended June 30, 2022 and 2021 each totaled $41,966, respectively.

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

We lease land adjacent to the Hotel Alba for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years and can be renewed for an additional five years. The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended June 30, 2022 and 2021, totaled $653 and $641, respectively, and for the six months ended June 30, 2022 and 2021, totaled $1,306 and $1,283.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted. Rent expense for the three months ended June 30, 2022 and 2021, each totaled $55,902, respectively, and for the six months ended June 30, 2022 and 2021, each totaled $111,804, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each. Rent expense for the three months ended June 30, 2022 and 2021, was $163,695 and $46,966, respectively, and for the six months ended June 30, 2022 and 2021, totaled $235,709 and $89,472, respectively.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the three months ended June 30, 2022 and 2021, each totaled $67,750, respectively, and for the six months ended June 30, 2022 and 2021, each totaled $135,500, respectively.

We also lease certain storage facilities, furniture and equipment under agreements expiring between October 2021 and June 2026.

A schedule of minimum future lease payments for the following six and twelve-month periods is as follows:

For the six month ending December 31, 2022	351,100
December 31, 2023	671,883
December 31, 2024	663,585
December 31, 2025	663,877
December 31, 2026	656,534
December 31, 2027 and thereafter	14,100,246
Total	$17,107,225

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of June 30, 2022, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 9). The management agreements expire on March 31, 2025 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of June 30, 2022, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between November 2021 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning the contributed funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At June 30, 2022, the balance on the loan was approximately $3.1 million leaving capacity for additional borrowing of approximately $1.9 million under the commitment.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	June 30, 2022	December 31, 2021	Per Share
Series B Preferred Stock	8.000%	$25.00	1,488,100	1,510,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,356,410	1,384,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,165,000	1,165,000	$0.515625

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

On March 17, 2020, the Company announced that it was deferring payment of Sotherly’s previously announced declared distributions for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020. No distributions have been declared for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending June 30, 2022.

The total declared and undeclared, but unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through June 30, 2022, are $7,440,500, $6,676,087 and $6,007,031, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. As of June 30, 2022, the undeclared cumulative preferred dividends were approximately $18.1 million and the declared unpaid preferred dividends are approximately $2.0 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	June 30, 2022	December 31, 2021	Per Unit
Series B Preferred Units	8.000%	$25.00	1,488,100	1,510,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,356,410	1,384,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,165,000	1,165,000	$0.515625

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

The total declared and undeclared, but unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units through June 30, 2022, is $7,440,500, $6,676,087 and $6,007,031, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. As of June 30, 2022, the undeclared cumulative preferred dividends were approximately $18.1 million and the declared unpaid preferred dividends were approximately $2.0 million.

8. Common Stock and Units

Common Stock – As of June 30, 2022, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

On May 23, 2022, one holder of units in the Operating Partnership converted 50,000 units for an equivalent number of shares in the Company’s common stock.

As of June 30, 2022 and December 31, 2021, the Company had 18,206,673 and 17,441,058 shares of common stock outstanding, respectively.

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

As of June 30, 2022 and December 31, 2021, the total number of Operating Partnership units outstanding was 19,290,393 and 18,574,778, respectively.

As of June 30, 2022 and December 31, 2021, the total number of outstanding Operating Partnership units not owned by the Company was 1,083,720 and 1,133,720, respectively, with a fair market value of approximately $2.0 million and $2.4 million, respectively, based on the price per share of the common stock on such respective dates.

As of June 30, 2022, there were unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of $2,088,160.

9. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly owned hotels, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences. Prior to February 25, 2022, our Town was a majority-owned subsidiary of Newport Hospitality Group, Inc. (“Newport”). As of June 30, 2022, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 94.3% and 5.7%, respectively, of the total outstanding ownership interests in Our Town. The following is a summary of the transactions with Our Town:

Accounts Receivable – At June 30, 2022 and 2021, we were due approximately $0.2 million and $0.5 million, respectively, from Our Town.

Management Agreements – On September 6, 2019, the Company entered into a master agreement with Newport and Our Town related to the management of ten of our hotels. On December 13, 2019, we entered into an amendment to the master agreement (as amended, the “OTH Master Agreement”), as well as a series of individual hotel management agreements for the management of those ten of our hotels. On April 1, 2020, Our Town became the manager of our DoubleTree Resort by Hilton Hollywood Beach hotel, as well as the manager for our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences. On November 15, 2020, Our Town became the manager of our Hyatt Centric Arlington hotel. The hotel management agreements for each of our ten wholly-owned hotels and the two rental programs are referred to as, individually an “OTH Hotel Management Agreement” and, together the “OTH Hotel Management Agreements”. The term of the OTH Hotel Management Agreements extends through March 31, 2035, and may be extended for two periods of five years each.

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

Base management and administrative fees earned by Our Town for our properties were approximately $1.0 million and $0.9 million, for the three months ended June 30, 2022 and 2021, respectively, and for the six months ended June 30, 2022 and 2022, were approximately $2.1 million and $1.5 million, respectively.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation. Incentive management fees earned for the three months ending June 30, 2022 and 2021, were $56,135 and $82,427, respectively and for the six months ending June 30, 2022, were $314,673 and $332,594, respectively.

Each OTH Hotel Management Agreement provides for the payment of a termination fee upon the sale of the hotel equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for the number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the management agreement. Coincident with the sale of the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh Brownstone – University, Our Town was due $260,272 in termination fees, which amount has been paid.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5 year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. Lease payments due to the Company were $211,117 and $147,217, as of June 30, 2022 and 2021, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.9 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and for the six months ended June 30, 2021 and 2020, were approximately $1.8 million and $1.3 million, respectively.

Others. We employed Ashley S. Kirkland, the daughter of our Chairman, as Corporate Counsel and Compliance Officer until her departure in January, 2022 and continue to employ Robert E. Kirkland IV, her husband, as our General Counsel. We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation for all three individuals, including salary and benefits, for the three months ended June 30, 2022 and 2021, totaled $119,926 and $107,115, respectively, and for the six months ended June 30, 2022 and 2021, were $252,624 and $212,984, respectively.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. We ceased making matching employer contributions effective May 16, 2020 and reinstated them in January 2022. Contributions to the plan totaled $28,503 and $0, for the three months ended June 30, 2022 and 2021, respectively, and for the six months ended June 30, 2022 and 2021, were $51,642 and $0, respectively.

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

A total of 254,682 shares with a fair value of $443,147 remained allocated or committed to be released from the suspense account, as of June 30, 2022. We recognized as compensation cost $28,803 and $44,172, during the six months ended June 30, 2022 and 2021, respectively. The remaining 424,621 unallocated shares have an approximate fair value of $738,840, as of June 30, 2022. As of June 30, 2022, the ESOP held a total of 247,605 allocated shares, 7,077 committed-to-be-released shares and 424,621 suspense shares. Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

The share allocations are accounted for at fair value on the date of allocation as follows:

	June 30, 2022		December 31, 2021
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	247,605	$430,833	247,606	$517,496
Committed to be released shares	7,077	12,314	-	-
Total Allocated and Committed-to-be-Released	254,682	$443,147	247,606	$517,496

Unallocated shares	424,621	738,840	431,697	902,247

Total ESOP Shares	679,303	$1,181,987	679,303	$1,419,743

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$4,096,429	$2,898,571	$7,660,391	$5,032,375
General and administrative	3,550,096	2,842,268	6,790,675	4,936,644
Repairs and maintenance	2,347,219	1,896,223	4,462,546	3,303,901
Utilities	1,426,900	1,314,988	2,742,249	2,452,204
Property taxes	1,406,138	1,514,781	3,033,077	3,309,911
Management fees, including incentive	1,102,581	1,001,104	2,377,341	1,878,866
Franchise fees	1,257,740	883,137	2,165,775	1,466,559
Insurance	1,046,875	883,021	1,993,152	1,705,093
Information and telecommunications	859,699	704,236	1,788,805	1,330,371
Other	243,908	111,747	386,935	223,229
Total indirect hotel operating expenses	$17,337,585	$14,050,076	$33,400,946	$25,639,153

12. Income Taxes

The components of the income tax provision for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	11,615	6,972	21,269	9,581
	11,615	6,972	21,269	9,581
Deferred:
Federal	478,698	(444,489)	(27,658)	(2,053,540)
State	(97,195)	(109,552)	(19,833)	(429,633)
Subtotals	381,503	(554,041)	(47,491)	(2,483,173)
Change in deferred tax valuation allowance	(381,503)	554,041	47,491	2,483,173
	-	-	-	-
	$11,615	$6,972	$21,269	$9,581

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	$5,799,565	$(325,282)	$5,631,294	$(1,915,329)
Effect of non-taxable REIT loss	(5,702,370)	434,834	(5,611,461)	2,344,962
State income tax provision (benefit)	(85,580)	(102,580)	1,436	(420,052)
	$11,615	$6,972	$21,269	$9,581

13. Income (Loss) Per Share and Per Unit

Income (Loss) per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. The shares of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control, and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding. The unallocated ESOP shares have been excluded in the weighted average for the basic and diluted earnings per share computation. The computation of basic and diluted net income (loss) per share is presented below:

	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Numerator
Net income (loss)	$27,605,359	$(1,553,970)		$26,794,415	$(9,129,594)
Less: Net (income)allocated to non-vested share awards	(93,329)	-	(1)	(89,713)	-	(1)
Net (income) loss attributable to non-controlling interest	(1,529,940)	179,638		(1,368,319)	879,176
Declared and undeclared distributions to preferred stockholders	(1,889,470)	(1,529,613)		(3,826,086)	(3,718,524)
Gain on extinguishment of preferred stock	83,500	93,342		161,675	93,342
Net income (loss) attributable to common stockholders	$24,176,120	$(2,810,603)		$21,671,972	$(11,875,600)

Denominator
Weighted average number common shares outstanding for basic EPS computation	17,762,513	14,635,701		17,436,975	14,530,316
Effect of dilutive securities:
Unvested restricted shares	65,000	-	(1)	63,343	-	(1)
Stock compensation awards unissued	58,519	-	(1)	108,633	-	(1)
Unearned ESOP shares	418,476	-	(1)	422,430	-	(1)
Weighted average number common and common equivalent shares outstanding for dilutied EPS computation	18,304,508	14,635,701		18,031,381	14,530,316

Basic net income (loss) per common share:
Undistributed income (loss)	$1.36	$(0.19)		$1.24	$(0.82)
Allocation of (income) loss to non-vested share awards	-	-		-	-
Total basic	$1.36	$(0.19)		$1.24	$(0.82)

Diluted net income (loss) per common share:
Undistributed income (loss)	$1.32	$(0.19)		$1.20	$(0.82)
Allocation of (income) loss to non-vested share awards	-	-		-	-
Total diluted	$1.32	$(0.19)		$1.20	$(0.82)

(1) Item is excluded in the calculation of diluted EPS due to its antidilutive effect.

The accounting for unvested share-based payment awards included in the calculation of earnings per share changed. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are now participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the basic and diluted weighted average shares outstanding calculation.

Income (Loss) Per Unit – The computation of basic and diluted net income (loss) per unit is presented below:

	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Numerator
Net income (loss)	$27,605,359	$(1,553,970)		$26,794,415	$(9,129,594)
Less: Net (income)allocated to non-vested unit awards	(93,329)	-	(1)	(89,713)	-	(1)
Declared and undeclared distributions to preferred unitholders	(1,889,470)	(1,529,613)		(3,826,086)	(3,718,524)
Gain on extinguishment of preferred units	83,500	93,342		161,675	93,342
Net income (loss) attributable to unitholders	$25,706,060	$(2,990,241)		$23,040,291	$(12,754,776)

Denominator
Weighted average number of units outstanding for basic EPU computation	19,291,083	16,056,770		18,981,782	15,955,303
Effect of dilutive securities:
Unvested restricted units	58,519	-	(1)	108,633	-	(1)
Unit compensation awards unissued	65,000	-	(1)	63,343	-	(1)
Weighted average number of equivalent units outstanding for dilutied EPU computation	19,414,602	16,056,770		19,153,758	15,955,303

Basic net income (loss) per unit:
Undistributed income (loss)	$1.33	$(0.19)		$1.21	$(0.80)
Allocation of (income) loss to non-vested unit awards	-	-		-	-
Total basic	$1.33	$(0.19)		$1.21	$(0.80)

Diluted net income (loss) per unit:
Undistributed income (loss)	$1.32	$(0.19)		$1.20	$(0.80)
Allocation of (income) loss to non-vested unit awards	-	-		-	-
Total diluted	$1.32	$(0.19)		$1.20	$(0.80)

(1) Item is excluded in the calculation of diluted EPU due to its antidilutive effect.

14. Subsequent Events

On July 1, 2022, one holder of units in the Operating Partnership redeemed 40,687 units for an equivalent number of shares of the Company's common stock.

On July 11, 2022, we entered into a 5-year interest rate swap agreement with Fifth Third Bank, N.A. whereby the floating rate on the mortgage loan on the Hotel Alba in Tampa, Florida is swapped for a fixed interest rate of 5.576%; notional amounts approximate the declining balance of the loan; and we are responsible for any costs associated with the early termination of the swap agreement.

On July 21, 2022, the Company issued 167,390 shares of common stock to certain of its employees.

On July 25, 2022, the board of directors authorized the deferral of payment of the quarterly distribution for the period ending September 30, 2022, for each of the Company’s Series B, Series C, and Series D Preferred Stock (and Preferred Units).

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

Factors which could have a material adverse effect on the Company’s future operations, performance and prospects include, but are not limited to:

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

Our hotel portfolio currently consists of ten full-service, primarily upscale and upper-upscale hotels, comprising 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels. We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels. As of June 30, 2022, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Hyde Resort & Residences	83	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	111	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,980

(1)
Operated as an independent hotel.
(2)
Reflects only those condominium units that were participating in the rental program, as of June 30, 2022. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 94.4% interest in our Operating Partnership, as of the date of this report, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

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

COVID-19 had a significant negative impact on our operations and financial results in 2021, including a substantial decline in our revenues, profitability and cash flows from operations compared to similar pre-pandemic periods. We continue to experience lingering impact from COVID-19 in 2022, albeit to a lesser degree. A significant increase in leisure travel demand contributed to improved results for 2021 compared to 2020. While business travel demand has increased, it continues to lag behind pre-pandemic levels and it is not clear when and to what extent that pre-pandemic level of demand will return. As a result, although we anticipate further recovery in 2022, the Company cannot estimate with certainty when travel demand will fully recover.

As of June 30, 2022, we failed to meet the financial covenants under the mortgage secured by The Whitehall. We have received a waiver of the financial covenants from the lender on The Whitehall mortgage through June 30, 2022. While the Company believes it will be successful in obtaining waivers, loan modifications or securing refinance arrangements, it cannot provide assurance that it will be able to do so on acceptable terms or at all. Based on our current projections, following the expiration of the waiver on the financial covenants from the mortgage lender on The Whitehall, we do not anticipate that the financial performance of the property will have sufficiently recovered in order to meet the existing covenants. If we fail to obtain additional waivers from the lender, we would be required to make a prepayment, which we estimate at $11.7 million, in order to bring the loan into compliance.

As of June 30, 2022, we had approximately $24.0 million in unrestricted cash and approximately $7.4 million in restricted cash.

U.S. GAAP requires that, when preparing financial statements for each annual and interim reporting period, management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current unrestricted and restricted cash on hand, our operating results and our forecast of obligations coming due 12 months from the date of this report, the Company has concluded that there are no longer conditions and events that raise substantial doubt about its ability to continue as a going concern.

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

On June 10, 2022, the Company used the proceeds from the sale of the Doubletree by Hilton Raleigh Brownstone-University hotel to partially repay the Secured Notes. The Investors received approximately $19.8 million of the proceeds from the sale of the hotel, of which approximately $13.3 million was applied toward principal, approximately $6.3 million was applied toward the exit fee owed under the Secured Notes, and approximately $0.2 million was applied toward accrued interest. Additionally, the terms of the Secured Notes allowed for the release of a portion of the interest reserves in the amount of approximately $1.6 million, of which approximately $1.1 million was applied toward principal and approximately $0.5 million was applied toward the exit fee.

On June 29, 2022, the Company used the proceeds from the refinance of the Hotel Alba Tampa, along with approximately $0.2 million of cash on hand as well as the balance of the interest reserve under the Secured Notes of approximately $0.5 million, to satisfy and pay in full the Secured Notes. The Investors received approximately $8.3 million in satisfaction of the Secured Notes, of which approximately $5.6 million was applied toward principal, approximately $2.6 million was applied toward the exit fee owed under the Secured Notes, and approximately $0.2 million was applied toward accrued interest. Concurrent with the cancellation of the Secured Notes, the following agreements were also terminated in accordance with their terms: (i) Note Purchase Agreement; (ii) Pledge and Security Agreement; (iii) Board Observer Agreement; and (iv) other related ancillary agreements.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and six months ended June 30, 2022, 2021 and 2019, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences. The ten wholly-owned properties in the portfolio that were under the Company’s control during the three and six months ended June 30, 2022 and the corresponding periods in 2021 and 2019 are considered same-store properties (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Sheraton Louisville Riverside which was sold in February 2022, or the DoubleTree by Hilton Raleigh-Brownstone University which was sold in June 2022. The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences, during the three and six months ended June 30, 2022 and the corresponding periods in 2021 and 2019. The same-store (composite) portfolio metrics includes all properties with the exceptions of the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh-Brownstone University and the Hyde Beach House Resort & Residences, during the three and six months ended June 30, 2022, and the corresponding periods in 2021and 2019.

Given the drastic and unprecedented impact of the COVID-19 pandemic on our operating results in 2021 and 2020, we believe that a comparison of our results through the three and six month periods ending June 2022, to both the June 2021 and June 2019 comparable periods in this overview section, allows for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery.

	Three Months Ended	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2019	June 30, 2022	June 30, 2021	June 30, 2019
Actual Portfolio Metrics
Occupancy %	68.8%	58.6%	77.4%	61.1%	49.9%	73.8%
ADR	$179.32	$142.79	$163.48	$174.30	$138.70	$164.47
RevPAR	$123.29	$83.73	$126.59	$106.49	$69.22	$121.33
Same-Store Portfolio Metrics
Occupancy %	69.5%	59.3%	77.3%	61.9%	50.4%	74.2%
ADR	$179.90	$147.37	$166.71	$176.33	$143.47	$168.36
RevPAR	$124.97	$87.34	$128.85	$109.22	$72.33	$124.84
Composite Portfolio Metrics
Occupancy %	68.0%	59.0%	76.3%	60.8%	50.4%	73.1%
ADR	$189.24	$161.00	$167.87	$188.33	$159.93	$170.91
RevPAR	$128.63	$94.93	$128.05	$114.46	$80.54	$124.97
Same-Store (Composite) Portfolio Metrics
Occupancy %	69.3%	59.8%	76.0%	62.0%	51.0%	73.4%
ADR	$185.76	$158.79	$171.54	$184.49	$157.48	$175.39
RevPAR	$128.73	$94.88	$130.37	$114.31	$80.24	$128.73

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Revenue. Total revenue for the three months ended June 30, 2022 increased approximately $12.8 million, or 37.2%, to approximately $47.2 million compared to total revenue of approximately $34.4 million for the three months ended June 30, 2021. There was an aggregate increase in total revenue of approximately $14.5 million from ten of our properties, offset by a decrease of approximately $0.5 million, at the Hyde Beach House & Resort and a decrease of approximately $1.2 million as a result of the sale of the Sheraton Louisville Riverside in February 2022. There were significant increases in demand primarily driven by the lifting of restrictions on travel, social gatherings and businesses as well as significant increases in demand for business travel compared to the same period in the prior year.

Room revenue increased approximately $8.5 million, or 35.3%, to approximately $32.5 million for the three months ended June 30, 2022 compared to room revenue of approximately $24.0 million for the three months ended June 30, 2021. The increase in room revenue for the three months ended June 30, 2022 resulted from an aggregate increase of approximately $9.5 million from ten of our properties, offset by a decrease of approximately $1.0 million as a result of the sale of the Sheraton Louisville Riverside in February 2022. The improvement was mainly due to an increase in occupancy from $58.6% to 68.8% coupled with an increase in ADR from $142.79 to $179.32 and an increase in RevPAR from $83.73 to $123.29. These significant increases are mainly due to the lifting of restrictions on travel, social gatherings and businesses as well as significant increases in demand for business travel.

Food and beverage revenues increased approximately $4.2 million, or 120.2%, to approximately $7.7 million for the three months ended June 30, 2022 compared to food and beverage revenues of approximately $3.5 million for the three months ended June 30, 2021. The increase in food and beverage revenues for the three months ended June 30, 2022, resulted from an aggregate increase from ten of our properties, offset by the loss of food and beverage revenue during the quarter following the sale of the Sheraton Louisville Riverside in February 2022.

Revenue from other operating departments increased approximately $0.1 million, or 1.1%, to approximately $6.9 million for the three months ended June 30, 2022 compared to revenue from other operating departments of approximately $6.8 million for the three months ended June 30, 2021. Increases in parking revenue at our property in Atlanta and Savannah, Georgia offset a decrease in fees of approximately $0.5 million earned at the Hyde Resort in Hollywood, Florida and non-recurring $0.2 million in business interruption proceeds earned in the prior year at our property in Wilmington, North Carolina.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $7.7 million, or 31.0%, to approximately $32.4 million for the three months ended June 30, 2022, compared to total hotel operating expenses of approximately $24.7 million for the three months ended June 30, 2021. The increase in hotel operating expenses for the three months ended June 30, 2022 resulted from an aggregate increase in total hotel operating expenses of approximately $9.3 million, with the exception of our properties in Raleigh, North Carolina, Jeffersonville, Indiana, the Hyde Resort in Hollywood, Florida and the Hyde Beach House & Resort in Hollywood, Florida, which had a decrease in hotel operating expenses of approximately $1.6 million. This was due mainly to the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Rooms expense for the three months ended June 30, 2022 increased approximately $1.3 million, or 21.8%, to approximately $7.2 million, compared to rooms expense for the three months ended June 30, 2021 of approximately $5.9 million. The increase in rooms expense for the three months ended June 30, 2022, resulted from an aggregate increase of approximately $1.7 million from all of our properties, with the exception of our sold properties in Raleigh, North Carolina and Jeffersonville, Indiana which had a decrease in hotel operating expenses of approximately $0.4 million. The improvement was mainly due to increased composite occupancy of 68.0%, compared to prior year three months ending June 30, 2021, occupancy of 59.0%. This significant increase is mainly due to the above mentioned factors.

Food and beverage expenses for the three months ended June 30, 2022 increased approximately $3.1 million, or 149.5%, to approximately $5.2 million, compared to food and beverage expenses of approximately $2.1 million, for the three months ended June 30, 2021. The net increase in food and beverage expenses for the three months ended June 30, 2022 resulted from an aggregate increase of approximately $3.2 million, from all of our properties, with the exception of our sold property in Jefferson, Indiana, which had a decrease in expenses by approximately $0.1 million. This was mainly due to the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Expenses from other operating departments remained relatively the same at approximately $2.6 million for the three months ended June 30, 2022 compared to expenses from other operating departments of approximately $2.6 million for the three months ended June 30, 2021.

Indirect expenses at our wholly-owned properties for the three months ended June 30, 2022 increased approximately $3.3 million, or 23.4%, to approximately $17.3 million, compared to indirect expenses of approximately $14.0 million for the three months ended June 30, 2021. The increase in indirect expenses for the three months ended June 30, 2022 resulted from an aggregate increase in total hotel operating expenses of approximately $4.1 million, with the exception of our properties in Raleigh, North Carolina, Jeffersonville, Indiana and the Hyde Resort in Hollywood, Florida, which had a decrease in hotel operating expenses of approximately $0.8 million. This was mainly due to the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended June 30, 2022 decreased approximately $0.1 million, or 6.4%, to approximately $1.4 million compared to corporate general and administrative expenses of approximately $1.5 million, for the three months ended June 30, 2021. The decrease in corporate general and administrative expenses was mainly due to one-time loan modification fees in the prior period associated with the forbearance granted us related to the mortgage on the DoubleTree by Hilton Resort Hollywood Beach and receipt of payroll tax incentives offset by an increase in the current period in legal and other professional fees.

Interest Expense. Interest expense for the three months ended June 30, 2022 decreased approximately $0.2 million, or 3.3%, to approximately $5.3 million, as compared to interest expense of approximately $5.5 million, for the three months ended June 30, 2021. The decrease in interest expense for the three months ended June 30, 2022, was substantially related to decreases in the amount of corporate debt especially attributable to the sale of the hotel property in Jeffersonville, Indiana in February 2022.

Loss on Early Extinguishment of Debt. When the Secured Notes were extinguished in June 2022 and paid off prior to the maturity date, a loss on early extinguishment was recognized in the current period for the unamortized exit fee as well as the unamortized origination costs, which totaled approximately $6.0 million for the three months ended June 30, 2022. No prepayment of debt occurred in the three months ended June 30, 2021.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets for the three months ended June 30, 2022, decreased approximately $0.4 million, from approximately $0.5 million for the three months ended June 30, 2021 to approximately $0.1 million for the three months ended June 30, 2022. The gains were related to casualties at our properties in, Wilmington, North Carolina, Houston, Texas and Atlanta, Georgia.

Unrealized Gain on Hedging Activities. As of June 30, 2022, the fair market value of our interest rate cap was $0 and the fair market value of our interest rate swap liability is $1,310. The unrealized gain on hedging activities during the three months ended June 30, 2022, was approximately $0.6 million and during the three months ended June 30, 2021, the unrealized gain on hedging activities was approximately $0.3 million.

Gain on Sale of Assets. During the three month period ended June 30, 2022, we sold the property in Raleigh, North Carolina for a gain of approximately $30.1 million.

Income Taxes. We had an income tax provision of $11,615 for the three months ended June 30, 2022 compared to an income tax provision of $6,972, for the three months ended June 30, 2021. MHI TRS realized operating losses for each of the three months ended June 30, 2022 and 2021.

Net Income (Loss). We realized a net income for the three months ended June 30, 2022 of approximately $27.6 million, compared to a net loss of approximately $1.6 million, for the three months ended June 30, 2021, because of the operating results discussed above.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Revenue. Total revenue for the six months ended June 30, 2022 increased approximately $28.5 million, or 50.0%, to approximately $85.5 million compared to total revenue of approximately $57.0 million for the six months ended June 30, 2021. There was an aggregate increase in total revenue of approximately $30.7 million from ten of our properties, offset by a decrease of approximately $0.6 million at the Hyde Resort in Hollywood, Florida and a decrease of approximately $1.6 million as a result of the sale of the Sheraton Louisville Riverside in February 2022. There were significant increases in demand primarily driven by the lifting of restrictions on travel, social gatherings and businesses as well as, significant increases in demand for business travel.

Room revenue increased approximately $17.9 million, or 45.2%, to approximately $57.4 million for the six months ended June 30, 2022 compared to room revenue of approximately $39.5 million for the six months ended June 30, 2021. The increase in room revenue for the six months ended June 30, 2022 resulted from an aggregate increase of approximately $19.3 million from ten of our properties, offset by a decrease of approximately $1.4 million as a result of the sale of the Sheraton Louisville Riverside in Jeffersonville, Indiana in February 2022. The improvement was due to an increase occupancy from 49.9% to 61.1% and an increase in ADR from $138.70 to $174.30. These increases are mainly due to the lifting of restrictions on travel, social gatherings and businesses as well as significant increases in demand for business travel.

Food and beverage revenues increased approximately $8.3 million, or 164.2%, to approximately $13.3 million for the six months ended June 30, 2022 compared to food and beverage revenues of approximately $5.0 million for the six months ended June 30, 2021. The increase in food and beverage revenues for the six months ended June 30, 2022, resulted from an aggregate increase from ten of our properties, offset by the loss of food and beverage revenue during the quarter following the sale of the Sheraton Louisville Riverside in Jeffersonville, Indiana, in February 2022.

Revenue from other operating departments increased approximately $2.4 million, or 19.0%, to approximately $14.8 million for the six months ended June 30, 2022 compared to revenue from other operating departments of approximately $12.4 million for the six months ended June 30, 2021. Increases in parking revenue at many of our properties as well as $1.0 million received under the North Carolina Business Recovery Grant offset decreases in fees of approximately $0.6 million earned at the Hyde Resort in Hollywood, Florida; a non-recurring $0.2 million in business interruption proceeds earned in the prior year at our property in Wilmington, North Carolina; and a non-recurring COVID relief grant of approximately $0.3 million received in the prior period by our hotel in Laurel, Maryland.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $17.6 million, or 40.8%, to approximately $60.8 million for the six months ended June 30, 2022, compared to total hotel operating expenses of approximately $43.2 million for the six months ended June 30, 2021. The increase in hotel operating expenses for the six months ended June 30, 2022 resulted from an aggregate increase in total hotel operating expenses of approximately $19.3 million, with the exception of our properties in Jeffersonville, Indiana and the Hyde Resort in Hollywood, Florida, which had a decrease in hotel operating expenses of approximately $1.7 million. This was due mainly to the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Rooms expense for the six months ended June 30, 2022 increased approximately $3.2 million, or 32.7%, to approximately $13.1 million, compared to rooms expense for the six months ended June 30, 2021 of approximately $9.9 million. The increase in rooms expense for the six months ended June 30, 2022, resulted from an aggregate increase of approximately $3.7 million from all of our properties, with the exception of our sold property in Jeffersonville, Indiana which had a decrease in hotel operating expenses of approximately $0.5 million. The improvement was mainly due to increased composite occupancy of 60.8%, compared to prior year six months ending June 30, 2021, occupancy of 50.4%. This significant increase is mainly due to the above mentioned factors.

Food and beverage expenses for the six months ended June 30, 2022 increased approximately $6.1 million, or 202.9%, to approximately $9.1 million, compared to food and beverage expenses of approximately $3.0 million, for the six months ended June 30, 2021. The net increase in food and beverage expenses for the six months ended June 30, 2022 resulted from an aggregate increase of approximately $6.2 million, from all of our properties, with the exception of our sold property in Jefferson, Indiana, which had a decrease in expenses by approximately $0.1 million. This was mainly due to the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Expenses from other operating departments increased approximately $0.5 million, or 10.8%, to approximately $5.1 million for the six months ended June 30, 2021, compared to expenses from other operating departments of approximately $4.6 million for the six months ended June 30, 2020. The increase in expenses from other operating departments for the six months ended June 30, 2021, resulted from an aggregate increase in other operating expenses of approximately $0.9 million from twelve of our hotel properties. Two of our properties had decreases in other operating expenses aggregating to approximately $0.4 million.

Indirect expenses at our wholly-owned properties for the six months ended June 30, 2022 increased approximately $7.8 million, or 30.3%, to approximately $33.4 million, compared to indirect expenses of approximately $25.6 million for the six months ended June 30, 2021. The increase in indirect expenses for the six months ended June 30, 2022 resulted from an aggregate increase in total hotel operating expenses of approximately $8.6 million, with the exception of our sold property in Jeffersonville, Indiana, which had a decrease in hotel operating expenses of approximately $0.8 million. This was mainly due to the significant increases in demand driven by the lifting of restrictions on travel, social gatherings and businesses; significant increases in demand from mostly transient consumers; increases in travel by some group business and increases in the number of foreign travelers.

Corporate General and Administrative. Corporate general and administrative expenses for the six months ended June 30, 2022 increased approximately $0.1 million, or 4.1%, to approximately $2.9 million compared to corporate general and administrative expenses of approximately $2.8 million, for the six months ended June 30, 2021. The increase in corporate general and administrative expenses was mainly due to net aggregate increases in salaries, audit fees and legal costs, offset by one-time loan modification fees in the prior period associated with the forbearance granted us related to the mortgage on the DoubleTree by Hilton Resort Hollywood Beach.

Interest Expense. Interest expense for the six months ended June 30, 2022 decreased approximately $0.4 million, or 3.4%, to approximately $11.0 million, as compared to interest expense of approximately $11.4 million, for the six months ended June 30, 2021. The decrease in interest expense for the six months ended June 30, 2022, was substantially related to decreases in the amount of corporate debt especially attributable to the sale of the hotel property in Jeffersonville, Indiana.

Loss on Early Extinguishment of Debt. When the Secured Notes were extinguished in June 2022 and were paid off prior to the maturity date, a loss on early extinguishment was recognized in the current period for the unamortized exit fee as well as the unamortized origination costs, which totaled approximately $6.0 million for the six months ended June 30, 2022. No prepayment of debt occurred in the three months ended June 30, 2021.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets decreased approximately $0.4 million, from approximately $0.5 million for the six months ended June 30, 2021 to approximately $0.1 million, for the six months ending June 30, 2022. The gains were related to casualties at our properties in Wilmington, North Carolina, Houston, Texas and Atlanta, Georgia.

Unrealized Gain on Hedging Activities. As of June 30, 2022, the fair market value of our interest rate cap was $0 and the fair market value of our interest rate swap liability is $1,310. The unrealized gain on hedging activities during the six months ended June 30, 2022, was approximately $1.5 million and during the six months ended June 30, 2021, the unrealized gain on hedging activities was approximately $0.7 million.

Gain on Sale of Assets. During the six month period ended June 30, 2022, we sold the property in Raleigh, North Carolina for a gain of approximately $30.1 million.

Income Taxes. We had an income tax provision of $21,269 for the six months ended June 30, 2022 compared to an income tax provision of $9,581, for the six months ended June 30, 2021. MHI TRS realized operating losses for each of the six months ended June 30, 2022 and 2021.

Net Income (Loss). We realized a net income for the six months ended June 30, 2022 of approximately $26.8million, compared to a net loss of approximately $9.1 million, for the six months ended June 30, 2021, because of the operating results discussed above.

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

FFO and Adjusted FFO. Industry analysts and investors use Funds from Operations (“FFO”), as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, gains or losses from involuntary conversions of assets, plus certain non-cash items such as real estate asset depreciation and amortization or impairment, stock compensation costs and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO, for three and six months ended June 30, 2022 and 2021:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$27,605,359	$(1,553,970)	$26,794,415	$(9,129,594)
Depreciation and amortization - real estate	4,605,649	4,952,169	9,156,025	9,916,685
Distributions to preferred stockholders	(1,889,470)	(1,529,613)	(3,826,086)	(3,718,524)
Loss (gain) on disposal & sale of assets	(29,533,821)	17,221	(29,563,364)	17,221
Gain on involuntary conversion of assets	(51,547)	(496,957)	(51,547)	(496,957)
FFO attributable to common stockholders and unitholders	736,170	1,388,850	2,509,443	(3,411,169)
Amortization	14,094	17,500	28,790	35,000
ESOP and stock - based compensation	102,528	40,282	522,689	525,329
Loss on early extinguishment of debt	5,944,881	-	5,944,881	-
Unrealized gain on hedging activities	(572,497)	(303,181)	(1,534,760)	(693,367)
Adjusted FFO attributable to common stockholders and unitholders	$6,225,176	$1,143,451	$7,471,043	$(3,544,207)

Weighted average number of shares outstanding, basic	17,762,513	14,635,701	17,436,975	14,530,316

Weighted average number of non-controlling units	1,110,093	1,166,401	1,121,841	1,166,420

Weighted average number of shares and units outstanding, basic	18,872,606	15,802,102	18,558,816	15,696,736

FFO per common share and unit	$0.04	$0.09	$0.14	$(0.22)

Adjusted FFO per common share and unit	$0.33	$0.07	$0.40	$(0.23)

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

Hotel EBITDA. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) loss on early debt extinguishment, (10) gain on exercise of development right, (11) corporate general and administrative expense, and (12) other operating revenue not related to our wholly-owned portfolio. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control. We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$27,605,359	$(1,553,970)	$26,794,415	$(9,129,594)
Interest expense	5,342,940	5,526,595	11,056,144	11,446,118
Interest income	(27,486)	(36,308)	(51,934)	(74,907)
Income tax provision	11,615	6,972	21,269	9,581
Loss (gain) on disposal & sale of assets	(29,533,821)	17,221	(29,563,364)	17,221
Depreciation and amortization	4,619,743	4,969,669	9,184,815	9,951,685
EBITDA	8,018,350	8,930,179	17,441,345	12,220,104
Loss on early extinguishment of debt	5,944,881	-	5,944,881	-
Gain on involuntary conversion of assets	(51,547)	(496,957)	(51,547)	(496,957)
Subtotal	13,911,684	8,433,222	23,334,679	11,723,147
Corporate general and administrative	1,432,366	1,530,438	2,946,393	2,831,396
Unrealized gain on hedging activities	(572,497)	(303,181)	(1,534,760)	(693,367)
Hotel EBITDA	$14,771,553	$9,660,479	$24,746,312	$13,861,176

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of June 30, 2022, we had approximately $24.0 million of unrestricted cash and $7.4 million of restricted cash.

Operating Activities. Our net cash flow provided by operating activities for the six months ended June 30, 2022 was approximately $1.5 million generally consisting of net cash flow provided by hotel operations. The positive cash flow from operations during the quarters and increase from the prior year was due to the increase in occupancy at our hotels as a result of increases in transient consumers, group business, and other business travel due to the lifting of restrictions on travel, social gatherings and business operations. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash provided by investing activities for the six months ended June 30, 2022, was approximately $50.4 million. Of this amount approximately $10.9 million came from the sale of Sheraton Louisville Riverside property and approximately $41.5 million came from the sale of the DoubleTree by Hilton Raleigh Brownstone University property, approximately $2.6 million was related to capital expenditures for improvements and additions to hotel properties. There were also insurance proceeds related to involuntary conversions of approximately $0.6 million.

Financing Activities. During the six months ended June 30, 2022, the Company and Operating Partnership received proceeds of $7.8 million from the refinance of the Hotel Alba mortgage loan, made principal payments on its mortgages of approximately $33.6 million, including the payment of the extinguishment of debt related to the sale of the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh Brownstone University. In addition, the Company extinguished debt on its Secured Notes of $20.0 million.

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

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. Except as temporarily provided through loan modifications and forbearance agreements, we deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree Resort by Hilton Hollywood Beach, The DoubleTree by Hilton Jacksonville Riverside, The Whitehall and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

The COVID-19 pandemic had a significant negative impact on our operations and financial results during 2020 and 2021. While the effects have moderated substantially, we continue to experience their effects and expect them to continue throughout 2022. The impact included a substantial decline in our revenues, profitability and cash flows from operations.

During 2020 and into 2021, we entered into forbearance agreements with all our mortgage lenders and negotiated extended payment terms with a few key vendors in order to preserve liquidity. Repayment of deferred amounts of interest, mortgage principal and amounts due certain vendors, which began in 2021, will continue through the end of 2022, with certain amounts being deferred until the applicable loan matures. We estimate the aggregate amount of deferred payments due in 2022 at approximately $7.5 million, of which approximately $3.4 million remained at June 30, 2022.

As of June 30, 2022, we had total cash of approximately $31.4 million. During the six months ended June 30, 2022, we generated cash, cash equivalents and restricted cash of approximately $5.8 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt).

In June 2022, we sold the DoubleTree by Hilton Raleigh Brownstone – University which generated net proceeds of approximately $19.8 million, which we used to repay a portion of the Secured Notes and the associated repayment factor. Also in June 2022, we refinanced the Hotel Alba mortgage and generated proceeds of approximately $7.5 million, which we used to pay the remainder of the Secured Notes and accrued interest in combination with approximately $2.3 million of unrestricted and restricted cash.

As of the date of this report, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended. We were in compliance with all loan covenants except the Debt Service Coverage Requirement (“DSCR”) covenant under the mortgage secured by The Whitehall. We have received a waiver of the financial covenants from the lender of the mortgage on The Whitehall mortgage through June 30, 2022. Based on our current projections, we do not anticipate that the financial performance of the property will have sufficiently recovered in order to meet the existing covenants. If we fail to obtain additional waivers from the lender, we may be required to make a substantial prepayment of up to an estimated $11.7 million, in order to bring the loan into compliance.

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

As described in “Liquidity and Capital Resources”, as of June 30, 2022, we failed to meet certain financial covenants under the mortgage secured by The Whitehall. We have received a waiver of the financial covenants from the lender on The Whitehall mortgage through June 30, 2022.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”. As of December 31, 2021, we had failed to meet the financial covenants under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach. Without the waiver we received from the lender which waives compliance through December 31, 2022, non-compliance with the financial covenant on this and similar mortgages would have triggered a “cash trap” requiring substantially all the revenue generated by those hotels to be deposited directly into lockbox accounts and swept into cash management accounts for the benefit of the respective lenders until each property meets the criteria in the relevant loan agreement for exiting the “cash trap”. In addition, in order to receive forbearance from the lender on the Hyatt Centric Arlington, we agreed to a “cash trap” until the property meets the criteria in the forbearance agreement for exiting the “cash trap”.

Dividend Policy

As approved by its board of directors and announced on March 17, 2020, the Company has suspended its regular quarterly cash common stock dividends in order to preserve liquidity as a result of the impact from the COVID-19 pandemic. The amount of future common stock (and Operating Partnership unit) distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Internal Revenue Code’s annual distribution requirements and other factors, which the Company’s board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. As previously announced, the record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, that were to be paid April 15, 2020, to shareholders of record as of March 31, 2020, have each been declared and the payment of dividends on all classes of the Company’s preferred stock has been deferred. The Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the outstanding preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside. Distributions on shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are in arrears for the last twelve quarterly periods.

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

As of June 30, 2022, we had approximately $295.0 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237%, and the PPP Loan of $7.6 million, with a fixed rate of 1.0% and approximately $39.4 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 4.70%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in the Prime Rate. Assuming that the aggregate amount outstanding on the mortgage on The Whitehall remains at approximately $14.4 million, the balance at June 30, 2022, the impact on our annual interest incurred and cash flows of a one percent increase in the Prime Rate, would be approximately $0.1 million.

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

Item 4. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

On April 11, 2022, we entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to that share exchange agreement, the Company exchanged 116,640 shares of its Common Stock for 4,000 shares of the Series B Preferred Stock and 8,000 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock. Closing of the transaction occurred on April 12, 2022. Those shares of Common Stock were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such an exchange. Concurrently with the issuance of the shares of Common Stock, the Operating Partnership issued 116,640 limited partnership units to the Company in exchange for 4,000 of the Operating Partnership’s Series B Preferred Units and 8,000 of the Operating Partnership’s Series C Preferred Units.

On April 19, 2022, we entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to that share exchange agreement, the Company exchanged 153,504 shares of its Common Stock for 5,000 shares of the Series B Preferred Stock and 10,600 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock. Closing of the transaction occurred on April 19, 2022. Those shares of Common Stock were also issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such an exchange. Concurrently with the issuance of the shares of Common Stock, the Operating Partnership issued 153,504 limited partnership units to the Company in exchange for 5,000 of the Operating Partnership’s Series B Preferred Units and 10,600 of the Operating Partnership’s Series C Preferred Units.

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

The Company announced that it was deferring payment of Sotherly’s previously announced dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020, and deferring payment of dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the

periods ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022. The relevant distributions were as follows:

•
A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•
A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•
A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The total arrearage of unpaid cash dividends declared and undeclared on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through August 12, 2022, are $7,440,500, $6,676,087, and $6,007,031, respectively.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

10.1	2022 Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company. **

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company. **

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company. **

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Operating Partnership. **

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (+)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (+)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (+)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (+)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (+)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (+)

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

SOTHERLY HOTELS INC.

Date: August 15, 2022	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: August 15, 2022	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer