Form 10-Q
period 2022-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2022-11-14
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

As of November 5, 2022, there were 18,951,525 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2022 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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
•
Note 7 – Preferred Stock and Units;
•
Note 8 – Common Stock and Units;
•
Note 13 – Income (Loss) Per Share and Per Unit; and
•
Part I, Item 4 - Controls and Procedures; and
•
Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1. Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment in hotel properties, net	$367,820,745	$375,885,224
Investment in hotel properties held for sale, net	—	22,870,487
Cash and cash equivalents	23,011,471	13,166,883
Restricted cash	7,006,371	12,411,654
Accounts receivable, net	3,854,267	4,822,187
Prepaid expenses, inventory and other assets	7,332,081	6,894,228
TOTAL ASSETS	$409,024,935	$436,050,663
LIABILITIES
Mortgage loans, net	$322,727,511	$351,170,883
Secured notes, net	—	19,128,330
Unsecured notes, net	7,554,245	7,609,934
Accounts payable and accrued liabilities	26,370,295	35,960,293
Advance deposits	2,078,782	1,552,942
Dividends and distributions payable	4,082,472	4,125,351
TOTAL LIABILITIES	$362,813,305	$419,547,733
Commitments and contingencies (See Note 6)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,510,000 shares issued and outstanding; aggregate liquidation preference $43,923,000 and $43,035,000, at September 30, 2022 and December 31, 2021, respectively.	14,641	15,100
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,384,610 shares issued and outstanding; aggregate liquidation preference $40,278,142 and $39,385,669, at September 30, 2022 and December 31, 2021, respectively.	13,461	13,846
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,165,000 shares issued and outstanding; aggregate liquidation preference $35,070,816 and $33,329,922, at September 30, 2022 and December 31, 2021, respectively.	11,631	11,650
Common stock, par value $0.01, 69,000,000 shares authorized, 18,733,680 shares issued and outstanding at September 30, 2022 and 17,441,058 shares issued and outstanding at December 31, 2021.	187,337	174,410
Additional paid-in capital	177,567,019	177,651,954
Unearned ESOP shares	(2,931,762)	(3,083,398)
Distributions in excess of retained earnings	(126,071,951)	(153,521,704)
Total Sotherly Hotels Inc. stockholders’ equity	48,790,376	21,261,858
Noncontrolling interest	(2,578,746)	(4,758,928)
TOTAL EQUITY	46,211,630	16,502,930
TOTAL LIABILITIES AND EQUITY	$409,024,935	$436,050,663

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$26,110,030	$25,232,109	$83,509,003	$64,771,623
Food and beverage department	6,816,327	4,822,552	20,146,373	9,867,666
Other operating departments	6,286,338	5,438,465	21,080,181	17,872,677
Total revenue	39,212,695	35,493,126	124,735,557	92,511,966
EXPENSES
Hotel operating expenses
Rooms department	6,539,306	6,498,482	19,694,649	16,412,978
Food and beverage department	4,731,787	3,211,213	13,868,567	6,227,964
Other operating departments	2,386,901	2,031,983	7,470,380	6,619,247
Indirect	15,731,938	14,820,517	49,132,884	40,459,670
Total hotel operating expenses	29,389,932	26,562,195	90,166,480	69,719,859
Depreciation and amortization	4,704,806	5,005,203	13,889,621	14,956,888
Loss (gain) on disposal of assets	1,215	(176,299)	491,828	(159,079)
Corporate general and administrative	1,827,746	1,315,425	4,774,139	4,146,821
Total operating expenses	35,923,699	32,706,524	109,322,068	88,664,489
NET OPERATING INCOME	3,288,996	2,786,602	15,413,489	3,847,477
Other income (expense)
Interest expense	(4,224,387)	(5,617,645)	(15,280,531)	(17,063,763)
Interest income	40,581	36,391	92,515	111,299
Loss on early extinguishment of debt	—	—	(5,944,881)	—
Unrealized gain on hedging activities	1,457,552	262,193	2,992,311	955,560
Gain on sale of assets	—	—	30,053,977	—
Gain on involuntary conversion of assets	1,422,295	10,782	1,473,842	507,739
Net income (loss) before income taxes	1,985,037	(2,521,677)	28,800,722	(11,641,688)
Income tax provision	(12,474)	(6,544)	(33,744)	(16,126)
Net income (loss)	1,972,563	(2,528,221)	28,766,978	(11,657,814)
Less: Net (income) loss attributable to noncontrolling interest	51,094	290,168	(1,317,225)	1,169,344
Net income (loss) attributable to the Company	2,023,657	(2,238,053)	27,449,753	(10,488,470)
Undeclared distributions to preferred stockholders	(1,813,820)	(2,079,028)	(5,639,906)	(5,797,551)
(Loss) gain on extinguishment of preferred stock	(97,157)	—	64,518	93,342
Net income (loss) attributable to common stockholders	$112,680	$(4,317,081)	$21,874,365	$(16,192,679)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.27)	$1.24	$(1.08)
Diluted	$0.01	$(0.27)	$1.20	$(1.08)
Weighted average number of common shares outstanding
Basic	18,045,365	16,033,610	17,598,153	15,036,920
Diluted	18,559,666	16,033,610	18,209,766	15,036,920

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2021	4,059,610	$40,596	17,441,058	$174,410	$177,651,954	$(3,083,398)	$(153,521,704)	$(4,758,928)	$16,502,930
Net loss	—	—	—	—	—	—	(649,323)	(161,621)	(810,944)
Issuance of common stock	—	—	175,268	1,752	355,760	—	—	—	357,512
Issuance of restricted common stock awards	—	—	15,000	151	30,149	—	—	—	30,300
Amortization of ESOP shares	—	—	—	—	(36,391)	50,547	—	—	14,156
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Extinguishment of preferred stock	(22,500)	(225)	217,775	2,178	9,222	—	—	—	11,175
Balances at March 31, 2022 (unaudited)	4,037,110	$40,371	17,849,101	$178,491	$178,028,889	$(3,032,851)	$(154,171,027)	$(4,920,549)	$16,123,324
Net income	—	—	—	—	—	—	26,075,419	1,529,940	27,605,359
Issuance of common stock	—	—	37,428	374	64,002	—	—	—	64,376
Conversion of units in Operating Partnership to shares of common stock	—	—	50,000	500	(318,286)	—	—	317,786	—
Amortization of ESOP shares	—	—	—	—	(30,590)	50,544	—	—	19,954
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Extinguishment of preferred stock	(27,600)	(276)	270,144	2,702	(13,601)	—	252,401	—	241,226
Balances at June 30, 2022 (unaudited)	4,009,510	$40,095	18,206,673	$182,067	$177,748,609	$(2,982,307)	$(127,843,207)	$(3,072,823)	$44,072,434
Net income	—	—	—	—	—	—	2,023,657	(51,094)	1,972,563
Issuance of common stock	—	—	167,390	1,674	344,824	—	—	—	346,498
Conversion of units in Operating Partnership to shares of common stock	—	—	40,687	407	(545,578)	—	—	545,171	—
Amortization of ESOP shares	—	—	—	—	(41,981)	50,545	—	—	8,564
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Extinguishment of preferred stock	(36,200)	(362)	318,930	3,189	42,950	—	(252,401)	—	(206,624)
Balances at September 30, 2022 (unaudited)	3,973,310	$39,733	18,733,680	$187,337	$177,567,019	$(2,931,762)	$(126,071,951)	$(2,578,746)	$46,211,630

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2020	4,364,610	$43,646	15,023,850	$150,238	$180,292,440	$(3,636,026)	$(127,300,230)	$(5,348,763)	$44,201,305
Net loss	—	—	—	—	—	—	(6,876,085)	(699,539)	(7,575,624)
Issuance of common stock	—	—	136,281	1,363	399,303	—	—	—	400,666
Issuance of restricted common stock awards	—	—	15,000	150	43,950	—	—	—	44,100
Conversion of units in Operating Partnership to shares of common stock	—	—	100	1	(566)	—	—	565	—
Amortization of ESOP shares	—	—	—	—	(33,853)	55,939	—	—	22,086
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at March 31, 2021 (unaudited)	4,364,610	$43,646	15,175,231	$151,752	$180,719,469	$(3,580,087)	$(134,176,315)	$(6,047,737)	$37,110,728
Net loss	—	—	—	—	—	—	(1,374,332)	(179,638)	(1,553,970)
Extinguishment of preferred stock	(220,000)	(2,200)	1,542,727	15,427	(106,570)	—	203,227	—	109,884
Amortization of ESOP shares	—	—	—	—	(33,852)	55,939	—	—	22,087
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at June 30, 2021 (unaudited)	4,144,610	$41,446	16,717,958	$167,179	$180,597,242	$(3,524,148)	$(135,347,420)	$(6,227,375)	$35,706,924
Net loss	—	—	—	—	—	—	(2,238,053)	(290,168)	(2,528,221)
Amortization of ESOP shares	—	—	—	—	(34,401)	55,938	—	—	21,537
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Balances at September 30, 2021 (unaudited)	4,144,610	$41,446	16,717,958	$167,179	$180,581,036	$(3,468,210)	$(137,585,473)	$(6,517,543)	$33,218,435

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income (loss)	$28,766,978	$(11,657,814)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,889,621	14,956,888
Amortization of deferred financing costs	923,777	773,060
Amortization of mortgage premium	(18,511)	(18,511)
Gain on involuntary conversion of assets	(1,473,842)	(507,739)
Unrealized gain on hedging activities	(2,992,311)	(955,560)
Loss on early extinguishment of debt	5,944,881	—
Gain on sale of assets	(30,053,977)	—
Loss (gain) on disposal of assets	491,828	(159,079)
ESOP and stock - based compensation	895,945	565,061
Changes in assets and liabilities:
Accounts receivable	764,318	(1,731,799)
Prepaid expenses, inventory and other assets	(580,056)	(908,306)
Accounts payable and other accrued liabilities	(12,876,519)	3,768,633
Advance deposits	525,840	(356,503)
Accounts receivable - affiliate	—	269,407
Net cash provided by operating activities	4,207,972	4,037,738
Cash flows from investing activities:
Proceeds from sale of hotel properties	52,403,981	—
Improvements and additions to hotel properties	(4,809,289)	(2,314,102)
Proceeds from involuntary conversion	1,677,444	507,739
Proceeds from sale of assets	32,932	200,500
Net cash provided by (used in) investing activities	49,305,068	(1,605,863)
Cash flows from financing activities:
Proceeds from mortgage loans	7,777,475	—
Payments on mortgage loans	(36,548,807)	(4,195,636)
Payments on secured notes	(20,000,000)	—
Payments on unsecured notes	(55,689)	(677,457)
Payments of deferred financing costs	(246,714)	(84,561)
Net cash used in financing activities	(49,073,735)	(4,957,654)
Net increase/(decrease) in cash, cash equivalents and restricted cash	4,439,305	(2,525,779)
Cash, cash equivalents and restricted cash at the beginning of the period	25,578,537	35,300,546
Cash, cash equivalents and restricted cash at the end of the period	$30,017,842	$32,774,767
Supplemental disclosures:
Cash paid during the period for interest	$20,046,224	$16,525,596
Cash paid during the period for income taxes	$39,908	$20,200
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$959,859	$303,139

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment in hotel properties, net	$367,820,745	$375,885,224
Investment in hotel properties held for sale, net	—	22,870,487
Cash and cash equivalents	23,011,471	13,166,883
Restricted cash	7,006,371	12,411,654
Accounts receivable, net	3,854,267	4,822,187
Loan receivable - affiliate	3,012,450	3,157,172
Prepaid expenses, inventory and other assets	7,332,081	6,894,228
TOTAL ASSETS	$412,037,385	$439,207,835
LIABILITIES
Mortgage loans, net	$322,727,511	$351,170,883
Secured loan, net	—	19,128,330
Unsecured notes, net	7,554,245	7,609,934
Accounts payable and other accrued liabilities	26,370,295	35,960,293
Advance deposits	2,078,782	1,552,942
Dividends and distributions payable	4,082,472	4,125,351
TOTAL LIABILITIES	$362,813,305	$419,547,733

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,510,000 units issued and outstanding; aggregate liquidation preference $43,923,000 and $43,035,000, at September 30, 2022 and December 31, 2021, respectively.	$34,344,086	$35,420,784
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,384,610 units issued and outstanding; aggregate liquidation preference $40,278,142 and $39,385,669, each at September 30, 2022 and December 31, 2021, respectively.	31,571,779	32,474,760
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,165,000 units issued and outstanding; aggregate liquidation preference $35,070,816 and $33,329,922, each at September 30, 2022 and December 31, 2021, respectively.	27,504,900	27,549,832
General Partner: 196,094 units and 185,748 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	(155,361)	(469,805)
Limited Partners: 19,413,229 units and 18,389,030 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	(44,041,324)	(75,315,469)
TOTAL PARTNERS’ CAPITAL	49,224,080	19,660,102
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$412,037,385	$439,207,835

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$26,110,030	$25,232,109	$83,509,003	$64,771,623
Food and beverage department	6,816,327	4,822,552	20,146,373	9,867,666
Other operating departments	6,286,338	5,438,465	21,080,181	17,872,677
Total revenue	39,212,695	35,493,126	124,735,557	92,511,966
EXPENSES
Hotel operating expenses
Rooms department	6,539,306	6,498,482	19,694,649	16,412,978
Food and beverage department	4,731,787	3,211,213	13,868,567	6,227,964
Other operating departments	2,386,901	2,031,983	7,470,380	6,619,247
Indirect	15,731,938	14,820,517	49,132,884	40,459,670
Total hotel operating expenses	29,389,932	26,562,195	90,166,480	69,719,859
Depreciation and amortization	4,704,806	5,005,203	13,889,621	14,956,888
Loss (gain) on disposal of assets	1,215	(176,299)	491,828	(159,079)
Corporate general and administrative	1,827,746	1,315,425	4,774,139	4,146,821
Total operating expenses	35,923,699	32,706,524	109,322,068	88,664,489
NET OPERATING INCOME	3,288,996	2,786,602	15,413,489	3,847,477
Other income (expense)
Interest expense	(4,224,387)	(5,617,645)	(15,280,531)	(17,063,763)
Interest income	40,581	36,391	92,515	111,299
Loss on early extinguishment of debt	—	—	(5,944,881)	—
Unrealized gain on hedging activities	1,457,552	262,193	2,992,311	955,560
Gain on sale of assets	—	—	30,053,977	—
Gain on involuntary conversion of assets	1,422,295	10,782	1,473,842	507,739
Net income (loss) before income taxes	1,985,037	(2,521,677)	28,800,722	(11,641,688)
Income tax provision	(12,474)	(6,544)	(33,744)	(16,126)
Net income (loss)	1,972,563	(2,528,221)	28,766,978	(11,657,814)
Undeclared distributions to preferred unit holders	(1,813,820)	(2,079,028)	(5,639,906)	(5,797,551)
(Loss) gain on extinguishment of preferred units	(97,157)	—	64,518	93,342
Net income (loss) attributable to general and limited partnership unit holders	$61,586	$(4,607,249)	$23,191,590	$(17,362,023)
Net income (loss) attributable per general and limited partner unit:
Basic	$0.00	$(0.26)	$1.21	$(1.05)
Diluted	$0.00	$(0.26)	$1.20	$(1.05)
Weighted average number of general and limited partner units outstanding
Basic	19,501,310	17,446,920	19,116,224	16,457,973
Diluted	19,604,222	17,446,920	19,307,832	16,457,973

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
Balances at December 31, 2021	4,059,610	$35,420,784	$32,474,760	$27,549,832	185,748	$(469,805)	18,389,030	$(75,315,469)	$19,660,102
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	1,903	2,227	188,365	343,194	345,421
Extinguishment of preferred units	(22,500)	(302,602)	(225,159)	—	2,178	5,389	215,597	533,548	11,177
Net loss	—	—	—	—	—	(8,109)	—	(802,835)	(810,944)
Balances at March 31, 2022 (unaudited)	4,037,110	$35,118,182	$32,249,601	$27,549,832	189,829	$(470,116)	18,792,992	$(75,223,549)	$19,223,950
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	374	391	37,054	38,705	39,096
Extinguishment of preferred units	(27,600)	(211,117)	(436,246)	—	2,701	5,633	267,443	871,778	230,048
Net income	—	—	—	—	—	276,054	—	27,329,305	27,605,359
Balances at June 30, 2022 (unaudited)	4,009,510	$34,907,065	$31,813,355	$27,549,832	192,904	$(187,856)	19,097,489	$(46,965,748)	$47,116,648
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	3,121	—	309,000	312,121
Extinguishment of preferred units	(36,200)	(562,979)	(241,576)	(44,932)	3,190	9,467	315,740	644,573	(195,447)
Net income	—	—	—	—	—	19,725	—	1,952,838	1,972,563
Balances at September 30, 2022 (unaudited)	3,973,310	$34,344,086	$31,571,779	$27,504,900	196,094	$(155,361)	19,413,229	$(44,041,324)	$49,224,080

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2020	4,364,610	$37,766,531	$36,461,955	$28,377,509	161,904	$(258,538)	16,028,447	$(54,399,898)	$47,947,559
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(441)	—	(43,704)	(44,145)
Issuance of partnership units	—	—	—	—	1,513	4,448	149,768	440,318	444,766
Net loss	—	—	—	—	—	(75,757)	—	(7,499,867)	(7,575,624)
Balances at March 31, 2021 (unaudited)	4,364,610	$37,766,531	$36,461,955	$28,377,509	163,417	$(330,106)	16,178,215	$(61,485,138)	$40,790,751
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(251)	—	(24,795)	(25,046)
Extinguishment of preferred units	(220,000)	(2,345,747)	(1,993,597)	(827,677)	15,427	52,769	1,527,300	5,224,136	109,884
Net loss	—	—	—	—	—	(15,539)	—	(1,538,431)	(1,553,970)
Balances at June 30, 2021 (unaudited)	4,144,610	$35,420,784	$34,468,358	$27,549,832	178,844	$(292,945)	17,705,515	$(57,806,215)	$39,339,814
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	(254)	—	(25,131)	(25,385)
Extinguishment of preferred units	—	4,325,747	4,166,707	3,538,849	—	(611,540)	—	(11,419,763)	—
Net loss	—	—	—	—	—	(25,283)	—	(2,502,938)	(2,528,221)
Balances at September 30, 2021 (unaudited)	4,144,610	$39,746,531	$38,635,065	$31,088,681	178,844	$(929,840)	17,705,515	$(71,736,034)	$36,804,403

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$28,766,978	$(11,657,814)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,889,621	14,956,888
Amortization of deferred financing costs	923,777	773,060
Amortization of mortgage premium	(18,511)	(18,511)
Gain on involuntary conversion of assets	(1,473,842)	(507,739)
Unrealized gain on hedging activities	(2,992,311)	(955,560)
Loss on early extinguishment of debt	5,944,881	—
Gain on sale of assets	(30,053,977)	—
Loss (gain) on disposal of assets	491,828	(159,079)
ESOP and unit - based compensation	751,223	404,774
Changes in assets and liabilities:
Accounts receivable	764,318	(1,731,799)
Prepaid expenses, inventory and other assets	(580,056)	(908,306)
Accounts payable and other accrued liabilities	(12,876,519)	3,768,633
Advance deposits	525,840	(356,503)
Accounts receivable - affiliate	—	269,407
Net cash provided by operating activities	4,063,250	3,877,451
Cash flows from investing activities:
Proceeds from sale of hotel properties	52,403,981	—
Improvements and additions to hotel properties	(4,809,289)	(2,314,102)
ESOP loan payments received	144,722	160,287
Proceeds from involuntary conversion	1,677,444	507,739
Proceeds from sale of assets	32,932	200,500
Net cash provided by (used in) investing activities	49,449,790	(1,445,576)
Cash flows from financing activities:
Proceeds from mortgage loans	7,777,475	—
Payments on mortgage loans	(36,548,807)	(4,195,636)
Payments on secured notes	(20,000,000)	—
Payments on unsecured notes	(55,689)	(677,457)
Payments of deferred financing costs	(246,714)	(84,561)
Net cash used in financing activities	(49,073,735)	(4,957,654)
Net increase/(decrease) in cash, cash equivalents and restricted cash	4,439,305	(2,525,779)
Cash, cash equivalents and restricted cash at the beginning of the period	25,578,537	35,300,546
Cash, cash equivalents and restricted cash at the end of the period	$30,017,842	$32,774,767
Supplemental disclosures:
Cash paid during the period for interest	$19,942,876	$16,299,868
Cash paid during the period for income taxes	$39,908	$20,200
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$959,859	$303,139

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of September 30, 2022, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at September 30, 2022 was approximately 94.7% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. As of September 30, 2022, the MHI TRS Entities engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

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

Overview of Significant Transactions

Significant transactions occurring during the current period and prior fiscal year include the following:

On June 21, 2021, the Company entered into a share exchange agreement with Palogic Value Fund, L.P., a Delaware limited partnership (“Palogic”). Pursuant to that share exchange agreement, Palogic agreed to exchange 100,000 shares of the Company’s 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), 85,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), and 35,000 shares of the Company’s 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”) (the “Palogic Shares”), together with all of Palogic’s rights to receive accrued and unpaid dividends on those Palogic Shares, for 1,542,727 shares of the Company’s common stock, par value $0.01 per share (the “Company Shares”). We closed the transaction and issued the Company Shares on June 22, 2021. The Company did not receive any cash proceeds as a result of the exchange of the Palogic Shares for the Company’s common stock, and the Palogic Shares exchanged have been retired and cancelled. The issuance of the shares of the Company’s common stock was made by the Company pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(9) of such act on the basis that these offers constituted an exchange with existing holders of the Company’s securities, and no commission or other remuneration was paid to any party for soliciting such exchange.

On December 9, 2021, the Company entered into a share exchange agreement with Palogic. Pursuant to that share exchange agreement, Palogic agreed to exchange 75,000 shares of the Company’s Series C Preferred Stock, together with all of Palogic’s rights to receive accrued and unpaid dividends on those Series C Preferred Stock shares, for 620,919 shares of the Company’s common stock, par value $0.01 per share. Closing of the transaction occurred on December 9, 2021. The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

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

On April 11, 2022, the Company entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to that share exchange agreement, the Company exchanged 116,640 shares of its Common Stock for 4,000 shares of the Series B Preferred Stock and 8,000 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock. Closing of the transaction occurred on April 12, 2022. The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

On April 19, 2022, the Company entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to that share exchange agreement, the Company exchanged 153,504 shares of its Common Stock for 5,000 shares of the Series B Preferred Stock and 10,600 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock. Closing of the transaction occurred on April 19, 2022. The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

On June 10, 2022, we closed the sale of the DoubleTree by Hilton Raleigh-Brownstone University hotel. The Company used approximately $18.6 million of the net cash proceeds from the sale of the hotel to repay the existing mortgage on the property and approximately $19.8 million of the net cash proceeds to repay a portion of the secured notes (the “Secured Notes”) with KWHP SOHO, LLC and MIG SOHO, LLC (together, the “Investors”) as required by the terms of the Secured Notes. The Company intends to use the remaining net cash proceeds to make any distributions on the Company’s preferred stock that may be required in order to comply with the REIT requirements applicable to the Company related to distributions of taxable income, and for general corporate purposes. The Investors received approximately $19.8 million of the proceeds from the sale of the hotel, of which approximately $13.3 million was applied toward principal, approximately $6.3 million was applied toward the exit fee owed under the Secured Notes, and approximately $0.2 million was applied toward accrued interest. Additionally, the terms of the Secured Notes allowed for the release of a portion of the interest reserves in the amount of approximately $1.6 million, of which approximately $1.1 million was applied toward principal and approximately $0.5 million was applied toward the exit fee.

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

On August 18, 2022, the Company entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to that share exchange agreement, the Company exchanged 178,800 shares of its Common Stock for 11,000 shares of the Series B Preferred Stock, 7,100 shares of the Series C Preferred Stock, and 1,900 shares of the Series D Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock. Closing of the transaction occurred on August 18, 2022. The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

On August 23, 2022, the Company entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to that share exchange agreement, the Company exchanged 140,130 shares of its Common Stock for 13,000 shares of the Series B Preferred Stock and 3,200 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock. Closing of the transaction occurred on August 24, 2022. The common shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

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

The Company recognized no impairment losses for the three or nine months ended September 30, 2022 or 2021.

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

	As of	As of
	September 30, 2022	September 30, 2021
Cash and cash equivalents	$23,011,471	$19,540,790
Restricted cash	7,006,371	13,233,977
Cash, cash equivalents and restricted cash at the end of the period	$30,017,842	$32,774,767

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2022 and December 31, 2021 were $253,320 and $294,390, respectively. Amortization expense for the three-month periods ended September 30, 2022 and 2021, totaled $12,282 and $14,871, respectively, and for the nine-month periods ended September 30, 2022 and 2021, totaled $ 36,570 and $44,612, respectively.

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

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we currently use interest rate caps and an interest rate swaps which act as cash flow hedges and are not designated as hedges. We value our interest-rate caps and interest rate swap at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of September 30, 2022 and there were two non-recurring assets and no non-recurring liabilities for fair value measurements as of December 31, 2021, respectively):

	Level 1	Level 2	Level 3
December 31, 2021
Interest Rate Cap (1)	$—	$47	$—
Interest Rate Swap (2)	$—	$(1,537,319)	$—
Mortgage loans (3)	$—	$(355,496,444)	$—
Investment in Hotel Properties, net(4)	$—	$23,000,000	$—
Investment in Hotel Properties Held for Sale, net(5)	$—	$11,063,952	$—

September 30, 2022
Interest Rate Swaps (2)	$—	$1,362,265	$—
Mortgage loans (3)	$—	$(310,999,015)	$—

(1)
Interest rate cap, which cap the 1-month LIBOR rate at 3.25%.
(2)
Interest rate swaps, one of which swaps the Loan Rate for a fixed interest rate of 5.237% for the DoubleTree by Hilton Philadelphia Airport mortgage and is valued at September 30, 2022 and December 31, 2021, and the other which swaps the Loan Rate for a fixed rate of 5.576% for the Hotel Alba Tampa mortgage and is valued only at September 30, 2022. Notional amounts of the swaps approximate the declining balance of the loan.
(3)
Mortgage loans are reflected at outstanding principal balance, net of deferred financing costs on our Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.
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

Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the gross commission earned from the third party. If the Company is the principal, the Company recognizes revenue based upon the gross sales price. With respect to the hotel condominium rental programs that the Company operates at the Hyde Resort and Hyde Beach House, the Company has determined that it is an agent and recognizes revenue based on its share of revenue earned under the rental agency agreement.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue was approximately $0.2 million and $0.4 million, for the three months ended September 30, 2022 and 2021, respectively, and approximately $0.9 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

A schedule of minimum future lease payments receivable for the remaining three and twelve-month periods is as follows:

Remaining three months ending December 31, 2022	$304,103
December 31, 2023	1,202,326
December 31, 2024	1,199,584
December 31, 2025	1,171,782
December 31, 2026	1,162,514
December 31, 2027 and thereafter	16,419,019
Total	$21,459,328

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of September 30, 2022, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of September 30, 2022 and December 31, 2021, deferred tax assets each totaled $0, respectively.

As of September 30, 2022 and December 31, 2021, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2022, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2014 through 2021. In addition, as of September 30, 2022, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2014 through 2021.

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

As of September 30, 2022, under the 2013 Plan, the Company has made cumulative stock awards totaling 745,160 shares, including 680,160 unrestricted shares and 65,000 restricted shares issued to certain executives and employees and to its independent directors. All awards have vested except for: 50,000 shares issued to certain employees, which will vest over the next eight years and 15,000 shares issued to the Company’s independent directors, which will vest by December 31, 2022.

Under the 2013 Plan, the Company was able to issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of September 30, 2022, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended September 30, 2022 and 2021 was $364,692 and $18,195, respectively, and for the nine months ended September 30, 2022 and 2021 was $853,271 and $499,351, respectively.

The Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which the Company’s stockholders approved in April 2022, permits the grant of stock options, restricted stock, unrestricted stock and performance share compensation awards to its employees and directors for up to 2,000,000 shares of common stock. All future awards will be made under the 2022 Plan.

Under the 2022 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of September 30, 2022, 167,390 performance-based stock awards have been granted.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the three months ended September 30, 2022 and 2021, the ESOP compensation cost was $13,871 and $21,538, respectively, and for the nine months ended September 30, 2022 and 2021, the ESOP compensation cost was $42,674 and $65,709, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were $559,981, and $473,024 for the three months ended September 30, 2022 and 2021, respectively, and for the nine months ended September 30, 2022 and 2021 was $1,717,399 and $1,248,607, respectively. Advertising costs are expensed as incurred.

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

New Accounting Pronouncements – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract. In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment. As of September 30, 2022, we may have an additional contract modification as it directly relates to reference rate reform, with the exception of modifications to the mortgages on the Whitehall in Houston, Texas, which changed the reference rate from LIBOR to the New York Prime Rate, and on Hotel Alba Tampa, Tapestry Collection in Tampa, Florida, which changed the reference rate from LIBOR to SOFR. We adopted this ASU as of January 1, 2022.

3. Disposal of Assets

Sheraton Louisville Riverside and DoubleTree by Hilton Raleigh-Brownstone University. On February 10, 2022 and June 10, 2022, we closed on the sale of our hotel properties the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh-Brownstone University, respectively. The results of operations for these two properties are included in our consolidated financial statements through the date of disposal. The following proforma financial information presents the results of operations of the Company and the Operating Partnership for the three and nine month periods ending September 30, 2022 and 2021, respectively, as if disposed of properties, the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh-Brownstone University had taken place on January 1, 2021. The following proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations, had the transactions taken place on January 1, 2021:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro forma revenues	$39,167,592	$32,800,032	$121,510,744	$86,299,201
Pro forma operating expenses	$35,879,762	$29,422,159	$105,700,517	$80,021,265
Pro forma operating income	$3,287,830	$3,377,873	$15,810,228	$6,277,936
Pro forma net income (loss)	$1,971,397	$(1,934,343)	$29,687,162	$(9,220,147)
Pro forma income (loss) per basic share	$0.11	$(0.12)	$1.69	$(0.61)
Pro forma income (loss) per diluted share	$0.11	$(0.12)	$1.63	$(0.61)
Pro forma income (loss) per basic unit	$0.10	$(0.11)	$1.55	$(0.56)
Pro forma income (loss) per diluted unit	$0.10	$(0.11)	$1.54	$(0.56)
Basic common shares	18,045,365	16,033,610	17,598,153	15,036,920
Diluted common shares	18,559,666	16,033,610	18,209,766	15,036,920
Basic units	19,501,310	17,446,920	19,116,224	16,457,973
Diluted units	19,604,222	17,446,920	19,307,832	16,457,973

4. Investment in Hotel Properties, Net

Investment in hotel properties, net as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021

Land and land improvements	$60,960,202	$60,395,168
Buildings and improvements	411,765,097	407,310,530
Right of use assets	5,315,391	5,711,607
Furniture, fixtures and equipment	51,034,065	50,505,902
	529,074,755	523,923,207
Less: accumulated depreciation and impairment	(161,254,010)	(148,037,983)
Investment in Hotel Properties, Net	$367,820,745	$375,885,224

	September 30, 2022	December 31, 2021

Land and land improvements	$—	$5,799,197
Buildings and improvements	—	36,115,121
Furniture, fixtures and equipment	—	5,743,949
	—	47,658,267
Less: accumulated depreciation and impairment	—	(24,787,780)
Investment in Hotel Properties Held for Sale, Net	$—	$22,870,487

5. Debt

Mortgage Loans, Net. As of September 30, 2022 and December 31, 2021, we had approximately $322.7 million and approximately $351.2 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	September 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2022	2021	Penalties	Date	Provisions	Rate
The DeSoto (1)	$31,455,182	$32,148,819	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	32,579,284	33,051,316	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	7,506,331	8,175,215	None	5/5/2023	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	39,594,638	40,734,077	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	—	18,300,000	Yes	8/1/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	53,082,280	54,253,963	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	40,741,040	41,484,732	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	24,878,200	17,383,397	None	6/30/2025	(8)	SOFR plus 2.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	31,929,681	32,604,948	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	47,795,793	48,990,136	Yes	10/1/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	—	10,947,366	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,291,879	14,551,671	Yes	2/26/2023	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$323,854,308	$352,625,640
Deferred financing costs, net	(1,200,533)	(1,547,004)
Unamortized premium on loan	73,736	92,247
Total Mortgage Loans, Net	$322,727,511	$351,170,883

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

(4)

The note bears a floating interest rate of 1-month LIBOR plus 2.27%, but we entered into a swap agreement to fix the rate at 5.237% through July 31, 2023. Under the swap agreement, notional amounts approximate the declining balance of the loan and we are responsible for any potential termination fees associated with early termination of the swap agreement.

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

As of September 30, 2022, we were current on all loan payments on all mortgages per the terms of our mortgage agreements, as amended. We were in compliance with all loan covenants except the Debt Service Coverage Requirement ("DSCR") covenant under the mortgages secured by The Whitehall and the DoubleTree by Hilton Philadelphia Airport. We have received a waiver of the financial covenants from the lender of the mortgage on The Whitehall mortgage through December 31, 2022. We anticipate receiving a waiver from the lender of the mortgage on the DoubleTree by Hilton Philadelphia Airport. If we are unable to obtain a waiver, we may be required to reduce the outstanding balance with a prepayment of approximately $2.3 million.

In 2023, the mortgages on the Whitehall, the DoubleTree by Hilton Laurel and the DoubleTree by Hilton Philadelphia Airport mature. We intend to refinance the mortgages maturing in 2023 at the level of their existing indebtedness or request extensions at existing terms.

Total future mortgage debt maturities for the remaining three and twelve-month periods, without respect to any extension of loan maturity or loan modification after September 30, 2022, were as follows:

Remaining three months ending December 31, 2022	$1,600,237
December 31, 2023	67,569,526
December 31, 2024	37,701,738
December 31, 2025	115,854,265
December 31, 2026	58,273,521
December 31, 2027 and thereafter	42,855,021
Total future maturities	$323,854,308

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

As of September 30, 2022, applications for loan forgiveness totaling approximately $5.2 million have been filed and are still pending. At September 30, 2022, the PPP loans had a cumulative balance of approximately $7.6 million.

Secured Notes Financing. On December 31, 2020, we entered into the following agreements with Investors: (i) a Note Purchase Agreement with the Investors; (ii) the Secured Notes; (iii) a Pledge and Security Agreement with KW; (iv) a Board Observer Agreement with KW; and (v) other ancillary agreements. These agreements constitute a transaction whereby the Investors purchased $20.0 million in Secured Notes from the Operating Partnership.

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

6. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended September 30, 2022 and 2021, each totaled $20,983, respectively, and for the nine months ended September 30, 2022 and 2021 each totaled $62,949, respectively.

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

We lease land adjacent to the Hotel Alba for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years and can be renewed for an additional five years. The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended September 30, 2022 and 2021, totaled $651 and $641, respectively, and for the nine months ended September 30, 2022 and 2021, totaled $1,958 and $1,924.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted. Rent expense for the three months ended September 30, 2022 and 2021, each totaled $55,902, respectively, and for the nine months ended September 30, 2022 and 2021, each totaled $167,706, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each. Rent expense for the three months ended September 30, 2022 and 2021, was

$128,415 and $68,284, respectively, and for the nine months ended September 30, 2022 and 2021, totaled $364,123 and $157,757, respectively.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the three months ended September 30, 2022 and 2021, each totaled $67,750, respectively, and for the nine months ended September 30, 2022 and 2021, each totaled $203,250, respectively.

We also lease certain storage facilities, furniture and equipment under agreements expiring between October 2021 and June 2026.

A schedule of minimum future lease payments for the following three and twelve-month periods is as follows:

For the three months ending December 31, 2022	$199,957
December 31, 2023	671,883
December 31, 2024	663,585
December 31, 2025	663,877
December 31, 2026	656,534
December 31, 2027 and thereafter	14,097,680
Total	$16,953,516

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of September 30, 2022, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 9). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of September 30, 2022, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2024 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington.

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning the contributed funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At September 30, 2022, the balance on the loan was approximately $3.0 million leaving capacity for additional borrowing of approximately $2.0 million under the commitment.

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

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	September 30, 2022	December 31, 2021	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,510,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,384,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,165,000	$0.515625

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

On March 17, 2020, the Company announced that it was deferring payment of Sotherly’s previously announced declared distributions for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020. No distributions have been declared for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending September 30, 2022.

The total declared and undeclared, but unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through September 30, 2022, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. As of September 30, 2022, the undeclared cumulative preferred dividends were approximately $19.9 million and the declared unpaid preferred dividends are approximately $2.0 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	September 30, 2022	December 31, 2021	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,510,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,384,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,165,000	$0.515625

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

The total declared and undeclared, but unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units through September 30, 2022, is $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. As of September 30, 2022, the undeclared cumulative preferred dividends were approximately $19.9 million and the declared unpaid preferred dividends were approximately $2.0 million.

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

On February 4, 2021, the Company was issued 136,281 units in the Operating Partnership and awarded an equivalent number of shares of unrestricted stock to its employees.

On February 4, 2021, the Company was issued 15,000 units in the Operating Partnership and awarded an equivalent number of shares of restricted stock to its independent directors.

On June 21, 2021, the Company entered into a privately-negotiated share exchange agreement. Pursuant to the share exchange agreement, the Company agreed to exchange 100,000 shares of the Company’s Series B Preferred Stock, 85,000 shares of the Company’s Series C Preferred Stock, and 35,000 shares of the Company’s Series D Preferred Stock, together with all of the rights to receive accrued and unpaid dividends on those preferred shares, for 1,542,727 shares of the Company’s common stock. We closed the transaction and issued the common stock on June 22, 2021.

On December 3, 2021, the Company entered into a privately-negotiated share exchange agreement. Pursuant to the share exchange agreement, the Company agreed to exchange 10,000 shares of the Company’s Series C Preferred Stock, together with all of the rights to receive accrued and unpaid dividends on those preferred shares, for 69,500 shares of the Company’s common stock. We closed the transaction and issued the common stock on December 9, 2021.

On December 9, 2021, the Company entered into a privately-negotiated share exchange agreement. Pursuant to the share exchange agreement, the Company agreed to exchange 75,000 shares of the Company’s Series C Preferred Stock, together with all of the rights to receive accrued and unpaid dividends on those preferred shares, for 620,919 shares of the Company’s common stock. We closed the transaction and issued the common stock on December 9, 2021.

On December 16, 2021, one holder of units in the Operating Partnership redeemed 32,681 units for an equivalent number of shares in the Company’s common stock.

On January 21, 2022 and February 15, 2022, the Company was issued 175,268 units in the Operating Partnership and awarded an equivalent number of shares of unrestricted stock to its employees.

On January 21, 2022, the Company was issued 15,000 units in the Operating Partnership and awarded an equivalent number of shares of restricted stock to its independent directors.

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

On May 19, 2022, one holder of units in the Operating Partnership converted 50,000 units for an equivalent number of shares in the Company’s common stock.

On May 23, 2022, the Company was issued 37,428 units in the Operating Partnership and awarded an equivalent number of shares of unrestricted stock to its employees.

On July 1, 2022, one holder of units in the Operating Partnership converted 40,687 units for an equivalent number of shares in the Company’s common stock.

On July 21, 2022, the Company was issued 167,390 units in the Operating Partnership and awarded an equivalent number of shares of unrestricted stock to its employees.

As of September 30, 2022 and December 31, 2021, the Company had 18,733,680 and 17,441,058 shares of common stock outstanding, respectively.

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

As of September 30, 2022 and December 31, 2021, the total number of Operating Partnership units outstanding was 19,776,713 and 18,574,778, respectively.

As of September 30, 2022 and December 31, 2021, the total number of outstanding Operating Partnership units not owned by the Company was 1,043,033 and 1,133,720, respectively, with a fair market value of approximately $2.0 million and $2.4 million, respectively, based on the price per share of the common stock on such respective dates.

As of September 30, 2022, there were unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of approximately $2.1.

9. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly owned hotels, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences. Prior to February 25, 2022, our Town was a majority-owned subsidiary of Newport Hospitality Group, Inc. (“Newport”). As of September 30, 2022, Andrew M. Sims, our Chairman, and David R. Folsom, our President and Chief Executive Officer, beneficially owned approximately 86.0% and 7.0%, respectively, of the total outstanding ownership interests in Our Town. The following is a summary of the transactions with Our Town:

Accounts Receivable – At September 30, 2022 and December 31, 2021, we were due approximately $0.2 million and $0.2 million, respectively, from Our Town.

Accounts Payable – At September 30, 2022 and December 31, 2021, we owed Our Town approximately $1.5 million and $1.0 million, respectively.

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

Base management and administrative fees earned by Our Town for our properties were approximately $1.0 million and $0.9 million, for the three months ended September 30, 2022 and 2021, respectively, and for the nine months ended September 30, 2022 and 2022, were approximately $3.1 million and $2.5 million, respectively.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation. Incentive management fees earned for the three months ending September 30, 2022 and 2021, were $(42,656) and $(58,652), respectively and for the nine months ending September 30, 2022, were $272,017 and $273,942, respectively.

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

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5 year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. Lease payments due to the Company were $235,352 and $143,893, as of September 30, 2022 and 2021, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.8 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and for the nine months ended September 30, 2022 and 2021, were approximately $2.6 million and $2.0 million, respectively.

Others. We employed Ashley S. Kirkland, the daughter of our Chairman, as Corporate Counsel and Compliance Officer until her departure in January, 2022 and continue to employ Robert E. Kirkland IV, her husband, as our General Counsel. We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation for all three individuals, including salary and benefits, for the three months ended September 30, 2022 and 2021, totaled $125,935 and $139,241, respectively, and for the nine months ended September 30, 2022 and 2021, were $379,898 and $352,225, respectively.

10. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. We ceased making matching employer contributions effective May 16, 2020 and reinstated them in January 2022. Contributions to the plan totaled $16,500 and $0, for the three months ended September 30, 2022 and 2021, respectively, and for the nine months ended September 30, 2022 and 2021, were $68,143 and $0, respectively.

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

A total of 268,836 shares with a fair value of $505,411 remained allocated or committed to be released from the suspense account, as of September 30, 2022. We recognized as compensation cost $42,674 and $65,710, during the nine months ended September 30, 2022 and 2021, respectively. The remaining 410,467 unallocated shares have an approximate fair value of $771,678, as of September 30, 2022. As of September 30, 2022, the ESOP held a total of 247,605 allocated shares, 21,231 committed-to-be-released shares and 410,467 suspense shares. Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

The share allocations are accounted for at fair value on the date of allocation as follows:

	September 30, 2022		December 31, 2021
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	247,605	$465,497	247,606	$517,496
Committed to be released shares	21,231	39,914	—	—
Total Allocated and Committed-to-be-Released	268,836	$505,411	247,606	$517,496

Unallocated shares	410,467	771,678	431,697	902,247

Total ESOP Shares	679,303	$1,277,089	679,303	$1,419,743

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$3,729,867	$3,183,928	$11,390,258	$8,216,303
General and administrative	3,396,247	2,918,733	10,186,922	7,855,377
Repairs and maintenance	2,057,298	2,024,620	6,519,845	5,328,521
Utilities	1,566,216	1,486,370	4,308,465	3,938,574
Property taxes	939,951	1,651,190	3,973,027	4,961,101
Management fees, including incentive	949,926	860,380	3,327,267	2,739,246
Franchise fees	960,246	929,405	3,126,021	2,395,964
Insurance	1,128,090	846,241	3,121,241	2,551,334
Information and telecommunications	809,593	782,573	2,598,399	2,112,944
Other	194,504	137,077	581,439	360,306
Total indirect hotel operating expenses	$15,731,938	$14,820,517	$49,132,884	$40,459,670

12. Income Taxes

The components of the income tax provision for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	12,474	6,544	33,744	16,126
	12,474	6,544	33,744	16,126
Deferred:
Federal	(544,356)	(611,958)	(572,014)	(2,665,498)
State	(62,819)	(203,734)	(82,652)	(633,367)
Subtotals	(607,175)	(815,692)	(654,666)	(3,298,865)
Change in deferred tax valuation allowance	607,175	815,692	654,666	3,298,865
	—	—	—	—
	$12,474	$6,544	$33,744	$16,126

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	$416,858	$(529,425)	$6,048,152	$(2,444,754)
Effect of non-taxable REIT loss	(354,039)	733,159	(5,965,500)	3,078,121
State income tax provision (benefit)	(50,345)	(197,190)	(48,908)	(617,241)
	$12,474	$6,544	$33,744	$16,126

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

	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021		September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Numerator
Net income (loss)	$1,972,563	$(2,528,221)		$28,766,978	$(11,657,814)
Less: Net (income)allocated to non-vested share awards	(6,597)	—	(1)	(94,522)	—	(1)
Net (income) loss attributable to non-controlling interest	51,094	290,168		(1,317,225)	1,169,344
Declared and undeclared distributions to preferred stockholders	(1,813,820)	(2,079,028)		(5,639,906)	(5,797,551)
Gain on extinguishment of preferred stock	(97,157)	—		64,518	93,342
Net income (loss) attributable to common stockholders	$106,083	$(4,317,081)		$21,779,843	$(16,192,679)

Denominator
Weighted average number common shares outstanding for basic EPS computation	18,045,365	16,033,610		17,598,153	15,036,920
Effect of dilutive securities:
Unvested restricted shares	65,000	—	(1)	63,901	—	(1)
Stock compensation awards unissued	37,912	—	(1)	129,002	—	(1)
Unearned ESOP shares	411,389	—	(1)	418,710	—	(1)
Weighted average number common and common equivalent shares outstanding for diluted EPS computation	18,559,666	16,033,610		18,209,766	15,036,920

Basic net income (loss) per common share:
Undistributed income (loss)	$0.01	$(0.27)		$1.24	$(1.08)
Allocation of (income) loss to non-vested share awards	—	—		—	—
Total basic	$0.01	$(0.27)		$1.24	$(1.08)

Diluted net income (loss) per common share:
Undistributed income (loss)	$0.01	$(0.27)		$1.20	$(1.08)
Allocation of (income) loss to non-vested share awards	—	—		—	—
Total diluted	$0.01	$(0.27)		$1.20	$(1.08)

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

Income (Loss) Per Unit – The computation of basic and diluted net income (loss) per unit is presented below:

	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021		September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Numerator
Net income (loss)	$1,972,563	$(2,528,221)		$28,766,978	$(11,657,814)
Less: Net (income)allocated to non-vested unit awards	(6,597)	—	(1)	(94,522)	—	(1)
Declared and undeclared distributions to preferred unitholders	(1,813,820)	(2,079,028)		(5,639,906)	(5,797,551)
Gain on extinguishment of preferred units	(97,157)	—		64,518	93,342
Net income (loss) attributable to unitholders	$54,989	$(4,607,249)		$23,097,068	$(17,362,023)

Denominator
Weighted average number of units outstanding for basic EPU computation	19,501,310	17,446,920		19,116,224	16,457,973
Effect of dilutive securities:
Unvested restricted units	37,912	—	(1)	129,002	—	(1)
Unit compensation awards unissued	65,000	—	(1)	62,606	—	(1)
Weighted average number of equivalent units outstanding for diluted EPU computation	19,604,222	17,446,920		19,307,832	16,457,973

Basic net income (loss) per unit:
Undistributed income (loss)	$0.00	$(0.26)		$1.21	$(1.05)
Allocation of (income) loss to non-vested unit awards	—	—		—	—
Total basic	$0.00	$(0.26)		$1.21	$(1.05)

Diluted net income (loss) per unit:
Undistributed income (loss)	$0.00	$(0.26)		$1.20	$(1.05)
Allocation of (income) loss to non-vested unit awards	—	—		—	—
Total diluted	$0.00	$(0.26)		$1.20	$(1.05)

(1) Item is excluded in the calculation of diluted EPU due to its antidilutive effect.

14. Subsequent Events

On October 31, 2022, the board of directors authorized the deferral of payment of the quarterly distribution for the period ending December 31, 2022, for each of the Company’s Series B, Series C, and Series D Preferred Stock (and Preferred Units).

On November 1, 2022, one holder of units in the Operating Partnership redeemed 217,845 units for an equivalent number of shares in the Company's common stock.

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
•
risks associated with the level of our indebtedness and our ability to meet covenants in our debt agreements, and, as necessary, to refinance or seek an extension of the maturity of such indebtedness or further modification of such debt agreements;
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

Overview

Sotherly Hotels Inc. is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 and focused on the acquisition, renovation, up-branding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. Sotherly may also opportunistically acquire hotels throughout the United States. Substantially all of the assets of Sotherly Hotels Inc. are held by, and all of its operations are conducted through, Sotherly Hotels LP. We commenced operations in December 2004 when we completed our initial public offering and thereafter consummated the acquisition of the Initial Properties.

Our hotel portfolio currently consists of ten full-service, primarily upscale and upper-upscale hotels, comprising 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels. We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels. As of September 30, 2022, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Hyde Resort & Residences	67	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	85	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,938

(1)
Operated as an independent hotel.
(2)
Reflects only those condominium units that were participating in the rental program, as of September 30, 2022. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 94.7% interest in our Operating Partnership, as of the date of this report, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and nine months ended September 30, 2022, 2021 and 2019, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences. The ten wholly-owned properties in the portfolio that were under the Company’s control during the three and nine months ended September 30, 2022 and the corresponding periods in 2021 and 2019 are considered same-store properties (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Sheraton Louisville Riverside which was sold in February 2022, or the DoubleTree by Hilton Raleigh-Brownstone University which was sold in June 2022. The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences, during the three and nine months ended September 30, 2022 and the corresponding periods in 2021 and 2019. The same-store (composite) portfolio metrics includes all properties with the exceptions of the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh-Brownstone University and the Hyde Beach House Resort & Residences, during the three and nine months ended September 30, 2022, and the corresponding periods in 2021and 2019.

Given the drastic and unprecedented impact of the COVID-19 pandemic on our operating results in 2021 and 2020, we believe that a comparison of our results through the three and nine month periods ending September 2022, to both the September 2021 and September 2019 comparable periods in this overview section, allows for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery.

	Three Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September30, 2019	September 30, 2022	September 30, 2021	September 30, 2019
Actual Portfolio Metrics
Occupancy %	63.0%	57.5%	70.6%	61.7%	52.5%	72.7%
ADR	$161.62	$151.07	$142.75	$170.13	$143.27	$157.36
RevPAR	$101.87	$86.90	$100.75	$105.00	$75.18	$114.40
Same-Store Portfolio Metrics
Occupancy %	63.0%	57.4%	69.6%	62.3%	52.8%	72.6%
ADR	$161.62	$155.97	$145.87	$171.32	$148.05	$161.10
RevPAR	$101.87	$89.59	$101.48	$106.74	$78.15	$116.97
Composite Portfolio Metrics
Occupancy %	62.0%	56.3%	68.8%	61.2%	52.4%	71.7%
ADR	$168.03	$160.13	$145.51	$181.72	$160.00	$162.69
RevPAR	$104.19	$90.16	$100.06	$111.16	$83.78	$116.57
Same-Store (Composite) Portfolio Metrics
Occupancy %	62.7%	57.0%	67.6%	62.2%	53.0%	71.4%
ADR	$164.97	$161.57	$148.93	$177.88	$158.96	$166.95
RevPAR	$103.42	$92.12	$100.66	$110.65	$84.23	$119.27

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Revenue. Total revenue for the three months ended September 30, 2022 increased approximately $3.7 million, or 10.5%, to approximately $39.2 million compared to total revenue of approximately $35.5 million for the three months ended September 30, 2021. There was an aggregate increase in total revenue of approximately $6.6 million from 9 of our properties, offset by decreases of approximately $0.2 million, at the our DoubleTree by Hilton Philadelphia Airport, Philadelphia, Georgian Terrace, Atlanta and Hyde Beach House & Resort, Hollywood and a decrease of approximately $2.7 million as a result of the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. There were significant increases in demand primarily driven by the lifting of restrictions on travel, social gatherings and businesses as well as significant increases in demand for business travel compared to the same period in the prior year.

Room revenue increased approximately $0.9 million, or 3.5%, to approximately $26.1 million for the three months ended September 30, 2022 compared to room revenue of approximately $25.2 million for the three months ended September 30, 2021. The increase in room revenue for the three months ended September 30, 2022 resulted from an aggregate increase of approximately $3.5 million from ten of our properties, offset by a decrease of approximately $2.6 million as a result of the sale of the Sheraton Louisville

Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. The improvement was mainly due to an increase in occupancy from 56.3% to 62.0% coupled with an increase in ADR from $160.13 to $168.03 and an increase in RevPAR from $90.16 to $104.19. These significant increases are mainly due to the lifting of restrictions on travel, social gatherings and businesses as well as significant increases in demand for business travel.

Food and beverage revenues increased approximately $2.0 million, or 41.3%, to approximately $6.8 million for the three months ended September 30, 2022 compared to food and beverage revenues of approximately $4.8 million for the three months ended September 30, 2021. The increase in food and beverage revenues for the three months ended September 30, 2022, resulted from an aggregate increase of approximately $2.3 million from ten of our properties, offset by the loss of food and beverage revenue of approximately $0.3 million during the quarter following the sale of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Revenue from other operating departments increased approximately $0.9 million, or 15.6%, to approximately $6.3 million for the three months ended September 30, 2022 compared to revenue from other operating departments of approximately $5.4 million for the three months ended September 30, 2021. There was an aggregate increase in revenue from other operating departments of approximately $1.0 million from 10 of our properties, offset by a decrease of approximately $0.1 million as a result of the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $2.8 million, or 10.6%, to approximately $29.4 million for the three months ended September 30, 2022, compared to total hotel operating expenses of approximately $26.6 million for the three months ended September 30, 2021. The increase in hotel operating expenses for the three months ended September 30, 2022 resulted from an aggregate increase in total hotel operating expenses of approximately $16.1 million, offset by decreases of approximately $2.3 million as a result of the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. This increase in hotel operating expenses was directly related to the increase in revenue.

Rooms expense for the three months ended September 30, 2022 increased slightly by approximately 0.6%, to approximately $6.5 million, compared to rooms expense for the three months ended September 30, 2021 of approximately $6.5 million. The increase in rooms expense for the three months ended September 30, 2022, resulted from an aggregate increase of approximately $0.8 million from all of our properties, offset by a decrease of approximately $0.8 million related to the sale of our properties in Raleigh, North Carolina and Jeffersonville, Indiana.

Food and beverage expenses for the three months ended September 30, 2022 increased approximately $1.5 million, or 47.4%, to approximately $4.7 million, compared to food and beverage expenses of approximately $3.2 million, for the three months ended September 30, 2021. The net increase in food and beverage expenses for the three months ended September 30, 2022 resulted from an aggregate increase of approximately $1.7 million, offset by a decrease of approximately $0.2 million related to the sale of our properties in Raleigh, North Carolina and Jeffersonville, Indiana. The increase was directly related to the increase in food and beverage revenue.

Expenses from other operating departments for the three months ended September 30, 2022 increased approximately $0.4 million or 17.5%, to approximately $2.4 million, compared to other operating departments expense for the three months ended September 30, 2021 of approximately $2.0 million. The increase in other operating departments expense for the three months ended September 30, 2022, resulted from an aggregate increase of approximately $0.5 million from all of our properties, offset by a decrease of approximately $0.1 million related to the sale of our properties in Raleigh, North Carolina and Jeffersonville, Indiana.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2022 increased approximately $0.9 million, or 6.1%, to approximately $15.7 million, compared to indirect expenses of approximately $14.8 million for the three months ended September 30, 2021. The increase in indirect expenses for the three months ended September 30, 2022 resulted from an aggregate increase in total indirect expenses of approximately $3.1 million, offset by a decrease of approximately $1.4 million related to the sale of our properties in Raleigh, North Carolina, Jeffersonville, Indiana. Additionally, we realized refunds of prior year real estate property taxes at our properties in Savannah, Georgia, and the DoubleTree by Hilton Hollywood Beach in Hollywood, Florida, totaling approximately $0.8 million.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2022 increased approximately $0.5 million, or 38.9%, to approximately $1.8 million compared to corporate general and administrative expenses of approximately $1.3 million, for the three months ended September 30, 2021. The increase in corporate general and administrative expenses was mainly due to increased salaries, legal and other professional fees of approximately $0.5 million.

Interest Expense. Interest expense for the three months ended September 30, 2022 decreased approximately $1.4 million, or 24.8%, to approximately $4.2 million, as compared to interest expense of approximately $5.6 million, for the three months ended September 30, 2021. The decrease in interest expense for the three months ended September 30, 2022, was substantially related to decreases in the amount of corporate debt especially attributable to the sale of the hotel property in Jeffersonville, Indiana in February 2022 and the extinguishment of the Secured Notes in the previous quarter.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets for the three months ended September 30, 2022, increased approximately $1.4 million, to approximately $1.4 million for the three months ended September 30, 2022, from approximately $0 for the three months ended September 30, 2021. The gains were related to casualties at our property in Atlanta, Georgia.

Unrealized Gain on Hedging Activities. As of September 30, 2022, the fair market value of our interest rate swap asset is approximately $1.4. The unrealized gain on hedging activities during the three months ended September 30, 2022, was approximately $1.4 million and was approximately $0.3 million during the three months ended September 30, 2021, the unrealized gain on hedging activities was driven by changes in expectation of short-term rates over the term of the hedging instruments.

Income Taxes. We had an income tax provision of $12,474 for the three months ended September 30, 2022 compared to an income tax provision of $6,544, for the three months ended September 30, 2021. MHI TRS realized operating losses for each of the three months ended September 30, 2022 and 2021.

Net Income (Loss). We realized a net income for the three months ended September 30, 2022 of approximately $2.0 million, compared to a net loss of approximately $2.5 million, for the three months ended September 30, 2021, because of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Revenue. Total revenue for the nine months ended September 30, 2022 increased approximately $32.2 million, or 34.8%, to approximately $124.7 million compared to total revenue of approximately $92.5 million for the nine months ended September 30, 2021. There was an aggregate increase in total revenue of approximately $35.9 million from nine of our properties, offset by a decrease of approximately $0.7 million at the Hyde Resort in Hollywood, Florida and a decrease of approximately $3.0 million as a result of the sale of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. There were significant increases in demand primarily driven by the lifting of restrictions on travel, social gatherings and businesses as well as, significant increases in demand for business travel.

Room revenue increased approximately $18.7 million, or 28.9%, to approximately $83.5 million for the nine months ended September 30, 2022 compared to room revenue of approximately $64.8 million for the nine months ended September 30, 2021. The increase in room revenue for the nine months ended September 30, 2022 resulted from an aggregate increase of approximately $21.7 million from ten of our properties, offset by a decrease of approximately $3.0 million as a result of the sale of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. The improvement was due to an increase occupancy from 52.4% to 61.2% and an increase in ADR from $160.00 to $181.72. These increases are mainly due to the lifting of restrictions on travel, social gatherings and businesses as well as significant increases in demand for business travel.

Food and beverage revenues increased approximately $10.3 million, or 104.2%, to approximately $20.1 million for the nine months ended September 30, 2022 compared to food and beverage revenues of approximately $9.8 million for the nine months ended September 30, 2021. The increase in food and beverage revenues for the nine months ended September 30, 2022, resulted from an aggregate increase of approximately $10.5 million from ten of our properties, offset by the loss of food and beverage revenue of approximately $0.2 million during the quarter following the sale of the Sheraton Louisville Riverside in Jeffersonville, Indiana, in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Revenue from other operating departments increased approximately $3.2 million, or 17.9%, to approximately $21.1 million for the nine months ended September 30, 2022 compared to revenue from other operating departments of approximately $17.9 million for the nine months ended September 30, 2021. Increases in parking revenue at many of our properties as well as $1.0 million received under the North Carolina Business Recovery Grant offset decreases in fees of approximately $0.6 million earned at the Hyde Resort in Hollywood, Florida; a non-recurring $0.2 million in business interruption proceeds earned in the prior year at our property in Wilmington, North Carolina; and a non-recurring COVID relief grant of approximately $0.3 million received in the prior period by our hotel in Laurel, Maryland.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $20.4 million, or 29.3%, to approximately $90.1 million for the nine months ended September 30, 2022, compared to total hotel operating expenses of approximately $69.7 million for the nine months ended September 30, 2021. The increase in hotel operating expenses for the nine months ended September 30, 2022 resulted from an aggregate increase in total hotel operating expenses of approximately $24.0 million, offset by decreases of approximately $3.6 million as a result of the sales of the Jeffersonville, Indiana, Raleigh, North Carolina.

Rooms expense for the nine months ended September 30, 2022 increased approximately $3.3 million, or 20.0%, to approximately $19.7 million, compared to rooms expense for the nine months ended September 30, 2021 of approximately $16.4 million. The increase in rooms expense for the nine months ended September 30, 2022, resulted from an aggregate increase of approximately $4.4 million from all of our properties, offset by a decrease of approximately $1.1 million as a result of the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina.

Food and beverage expenses for the nine months ended September 30, 2022 increased approximately $7.6 million, or 122.7%, to approximately $13.8 million, compared to food and beverage expenses of approximately $6.2 million, for the nine months ended September 30, 2021. The net increase in food and beverage expenses for the nine months ended September 30, 2022 resulted from an aggregate increase of approximately $7.7 million, offset by a decrease of approximately $0.1 million as a result of the sale of our properties in Jefferson, Indiana and Raleigh, North Carolina.

Expenses from other operating departments increased approximately $0.9 million, or 12.9%, to approximately $7.5 million for the nine months ended September 30, 2021, compared to expenses from other operating departments of approximately $6.6 million for the nine months ended September 30, 2020. The increase in expenses from other operating departments for the nine months ended September 30, 2021, resulted from an aggregate increase in other operating expenses of approximately $1.4 million from twelve of our hotel properties. Four of our properties had decreases in other operating expenses aggregating to approximately $0.5 million.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2022 increased approximately $8.7 million, or 21.4%, to approximately $49.1 million, compared to indirect expenses of approximately $40.6 million for the nine months ended September 30, 2021. The increase in indirect expenses for the nine months ended September 30, 2022 resulted from an aggregate increase in total indirect expenses of approximately $11.4 million, offset by a decrease of approximately $2.1 million as a result of the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina. Additionally, we realized refunds of prior year real estate property taxes at our properties in Savannah, Georgia, and the DoubleTree by Hilton Hollywood Beach in Hollywood, Florida, totaling approximately $0.8 million.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2022 increased approximately $0.6 million, or 15.1%, to approximately $4.7 million compared to corporate general and administrative expenses of approximately $4.1 million, for the nine months ended September 30, 2021. The increase in corporate general and administrative expenses was mainly due to net aggregate increases in salaries, audit fees and legal costs, offset by one-time loan modification fees in the prior period associated with the mortgage on the DoubleTree by Hilton Resort Hollywood Beach.

Interest Expense. Interest expense for the nine months ended September 30, 2022 decreased approximately $1.8 million, or 10.5%, to approximately $15.3 million, as compared to interest expense of approximately $17.1 million, for the nine months ended September 30, 2021. The decrease in interest expense for the nine months ended September 30, 2022, was substantially related to decreases in the amount of debt attributable to the mortgages on the hotel properties in Jeffersonville, Indiana and Raleigh, North Carolina, sold earlier this year, as well as the extinguishment of Secured Notes in June 2022.

Loss on Early Extinguishment of Debt. The loss relates to the repayment and cancellation of the Secured Notes in June 2022 resulting in a loss on early extinguishment consisting of the unamortized exit fee as well as the unamortized origination costs, which totaled approximately $5.9 million for the nine months ended September 30, 2022. No prepayment of debt occurred in the three months ended September 30, 2021.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets increased approximately $1.0 million, from approximately $0.5 million for the nine months ended September 30, 2021 to approximately $1.5 million, for the nine months ending September 30, 2022. The gains were related to casualties at our properties in Savannah, Georgia, Houston, Texas and Atlanta, Georgia.

Unrealized Gain on Hedging Activities. As of September 30, 2022, the fair market value of our interest rate swap asset is approximately $1.4 million. The unrealized gain on hedging activities during the nine months ended September 30, 2022, was approximately $3.0 million and during the nine months ended September 30, 2021, the unrealized gain on hedging activities was approximately $1.0 million.

Gain on Sale of Assets. During the nine month period ended September 30, 2022, we sold the property in Raleigh, North Carolina for a gain of approximately $30.1 million.

Income Taxes. We had an income tax provision of $33,744 for the nine months ended September 30, 2022 compared to an income tax provision of $16,126, for the nine months ended September 30, 2021. MHI TRS realized operating losses for each of the nine months ended September 30, 2022 and 2021.

Net Income (Loss). We realized a net income for the nine months ended September 30, 2022 of approximately $28.8 million, compared to a net loss of approximately $11.6 million, for the nine months ended September 30, 2021, because of the operating results discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO, for three and nine months ended September 30, 2022 and 2021:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$1,972,563	$(2,528,221)	$28,766,978	$(11,657,814)
Depreciation and amortization - real estate	4,690,712	4,987,703	13,846,737	14,904,387
Distributions to preferred stockholders	(1,813,820)	(2,079,028)	(5,639,906)	(5,797,551)
Loss (gain) on disposal & sale of assets	1,215	(176,299)	(29,562,149)	(159,079)
Gain on involuntary conversion of assets	(1,422,295)	(10,782)	(1,473,842)	(507,739)
FFO attributable to common stockholders and unitholders	3,428,375	193,373	5,937,818	(3,217,796)
Amortization	14,094	17,500	42,884	52,501
ESOP and stock - based compensation	373,256	39,732	895,945	565,061
Loss on early extinguishment of debt	—	—	5,944,881	—
Unrealized gain on hedging activities	(1,457,552)	(262,193)	(2,992,311)	(955,560)
Adjusted FFO attributable to common stockholders and unitholders	$2,358,173	$(11,588)	$9,829,217	$(3,555,794)

Weighted average number of shares outstanding, basic	18,045,365	16,033,610	17,598,153	15,036,920

Weighted average number of non-controlling units	1,043,033	1,166,401	1,095,284	1,166,414

Weighted average number of shares and units outstanding, basic	19,088,398	17,200,011	18,693,437	16,203,334

FFO per common share and unit	$0.18	$0.01	$0.32	$(0.20)

Adjusted FFO per common share and unit	$0.12	$(0.00)	$0.53	$(0.22)

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

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$1,972,563	$(2,528,221)	$28,766,978	$(11,657,814)
Interest expense	4,224,387	5,617,645	15,280,531	17,063,763
Interest income	(40,581)	(36,391)	(92,515)	(111,299)
Income tax provision	12,474	6,544	33,744	16,126
Loss (gain) on disposal & sale of assets	1,215	(176,299)	(29,562,149)	(159,079)
Depreciation and amortization	4,704,806	5,005,203	13,889,621	14,956,888
EBITDA	10,874,864	7,888,481	28,316,210	20,108,585
Loss on early extinguishment of debt	—	—	5,944,881	—
Gain on involuntary conversion of assets	(1,422,295)	(10,782)	(1,473,842)	(507,739)
Subtotal	9,452,569	7,877,699	32,787,249	19,600,846
Corporate general and administrative	1,827,746	1,315,425	4,774,139	4,146,821
Unrealized gain on hedging activities	(1,457,552)	(262,193)	(2,992,311)	(955,560)
Hotel EBITDA	$9,822,763	$8,930,931	$34,569,077	$22,792,107

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of September 30, 2022, we had approximately $23.0 million of unrestricted cash and $7.0 million of restricted cash.

Operating Activities. Our net cash flow provided by operating activities for the nine months ended September 30, 2022 was approximately $4.2 million generally consisting of net cash flow provided by hotel operations. The positive cash flow from operations during the quarter and increase from the prior year was due to the increase in occupancy at our hotels as a result of increases in transient consumers, group business, and other business travel due to the lifting of restrictions on travel, social gatherings and business operations. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash provided by investing activities for the nine months ended September 30, 2022, was approximately $49.3 million. Of this amount approximately $10.9 million came from the sale of Sheraton Louisville Riverside property and approximately $41.5 million came from the sale of the DoubleTree by Hilton Raleigh Brownstone University property, approximately $4.8 million was related to capital expenditures for improvements and additions to hotel properties. There were also insurance proceeds related to involuntary conversions of approximately $1.7 million.

Financing Activities. During the nine months ended September 30, 2022, the Company and Operating Partnership received proceeds of $7.8 million from the refinance of the Hotel Alba mortgage loan, made principal payments on its mortgages of approximately $36.5 million, including the payment of the extinguishment of debt related to the sale of the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh Brownstone University. In addition, the Company extinguished debt on its Secured Notes of $20.0 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In response to the COVID-19 pandemic, we postponed all major non-essential capital expenditures. If travel demand, occupancy, and RevPAR increase as expected through the remainder of 2022, we expect total capital expenditures to be approximately $7.2 million for 2022.

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

Liquidity and Capital Resources

The COVID-19 pandemic had a significant negative impact on our operations and financial results during 2020 and 2021. While the effects have moderated substantially, we continue to experience their effects and expect them to continue for the remainder of 2022. The impact included a substantial decline in our revenues, profitability and cash flows from operations.

During 2020 and into 2021, we entered into forbearance agreements with all our mortgage lenders and negotiated extended payment terms with a few key vendors in order to preserve liquidity. Repayment of deferred amounts of interest, mortgage principal and amounts due certain vendors, which began in 2021, will continue through the end of 2022, with certain amounts being deferred until the applicable loan matures. We estimate the aggregate amount of deferred payments due in 2022 at approximately $7.6 million, of which approximately $0.8 million remained at September 30, 2022.

As of September 30, 2022, we had total cash of approximately $30.0 million. During the nine months ended September 30, 2022, we generated cash, cash equivalents and restricted cash of approximately $4.4 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt).

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

As of the date of this report, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended. We were in compliance with all loan covenants except the Debt Service Coverage Requirement (“DSCR”) covenant under the mortgage secured by The Whitehall and the DoubleTree by Hilton Philadelphia Airport. We have received a waiver of the financial covenants from the lender of the mortgage on The Whitehall mortgage through December 31, 2022. We anticipate receiving a waiver from the lender of the mortgage on the DoubleTree by Hilton Philadelphia Airport. If we are unable to obtain a waiver, we may be required to reduce the outstanding balance with a prepayment of up to approximately $2.3 million per the terms of the loan agreement.

In 2023, the mortgages on The Whitehall, the DoubleTree by Hilton Laurel and the DoubleTree by Hilton Philadelphia Airport mature. We intend to refinance the mortgages maturing in 2023 at the level of their existing indebtedness or request extensions at existing terms.

We intend to continue to invest in hotel properties as suitable opportunities arise. The success of our acquisition strategy depends, in part, on our ability to access additional capital through other sources, which we expect to be limited as a result of the continuing impact of the COVID-19 pandemic. There can be no assurance that we will continue to make investments in properties that meet our investment criteria or have access to capital during this period. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

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

As described in “Liquidity and Capital Resources”, as of September 30, 2022, we failed to meet certain financial covenants under the mortgage secured by The Whitehall and the DoubleTree by Hilton Philadelphia Airport. We have received a waiver of the financial covenants from the lender on The Whitehall mortgage through December 31, 2022, and we anticipate receiving a waiver from the lender of the mortgage on the DoubleTree by Hilton Philadelphia Airport.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”. As of September 30, 2022, we failed to meet the financial covenants under the mortgage secured by the Georgian Terrace, which triggers a “cash trap” under the loan documents, requiring substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap”.

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

As of September 30, 2022, we had approximately $317.1 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237%, mortgage on our Tampa, Florida hotel, which is fixed by an interest rate swap to 5.576%, and the PPP Loan of $7.6 million, with a fixed rate of 1.0% and approximately $14.3 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 4.77%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in the Prime Rate. Assuming that the aggregate amount outstanding on the mortgage on The Whitehall remains at approximately $14.3 million, the balance at September 30, 2022, the impact on our annual interest incurred and cash flows of a one percent increase in the Prime Rate, would be approximately $0.1 million.

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

Item 4. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP
Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

On August 18, 2022, the Company entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to that share exchange agreement, the Company exchanged 178,800 shares of its Common Stock for 11,000 shares of the Series B Preferred Stock, 7,100 shares of the Series C Preferred Stock, and 1,900 shares of the Series D Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock. Closing of the transaction occurred on August 18, 2022. Those shares of Common Stock were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such an exchange. Concurrently with the issuance of the shares of Common Stock, the Operating Partnership issued 178,800 limited partnership units to the Company in exchange for 11,000 of the Operating Partnership’s Series B Preferred Units, 7,100 of the Operating Partnership’s Series C Preferred Units, and 1,900 of the Operating Partnership's Series D Preferred Units.

On August 23, 2022, the Company entered into a privately-negotiated share exchange agreement with a holder of its Series B Preferred Stock and Series C Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to that share exchange agreement, the Company exchanged 140,130 shares of its Common Stock for 13,000 shares of the Series B Preferred Stock and 3,200 shares of the Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock and Series C Preferred Stock. Closing of the transaction occurred on August 24, 2022. Those shares of Common Stock were also issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such an exchange. Concurrently with the issuance of the shares of Common Stock, the Operating Partnership issued 140,130 limited partnership units to the Company in exchange for 13,000 of the Operating Partnership’s Series B Preferred Units and 3,200 of the Operating Partnership’s Series C Preferred Units.

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

The Company announced that it was deferring payment of Sotherly’s previously announced dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the period ending March 31, 2020, and deferring payment of dividends for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021,

December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022. The relevant distributions were as follows:

•
A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•
A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•
A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The total arrearage of unpaid cash dividends declared and undeclared on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through November 10, 2022, are $8,052,550, $7,287,931, and $6,596,958, respectively.

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

99.1

Unaudited pro forma financial information of Sotherly Hotels Inc. (incorporated by reference to the document previously filed as Exhibit 99.1 to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 31, 2022).

99.2

Unaudited pro forma financial information of Sotherly Hotels Inc. (incorporated by reference to the document previously filed as Exhibit 99.1 to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 5, 2022).

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

SOTHERLY HOTELS INC.

Date: November 14, 2022	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 14, 2022	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer