Form 10-K
period 2022-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2023-03-21
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2022, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $26,443,236 based on the closing price quoted on the NASDAQ ® Stock Market.

As of March 5, 2023, there were 19,235,803 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Auditor Firm Id: 686	Auditor Name: FORVIS, LLP	Auditor Location: Richmond, Virginia

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

EXPLANATORY NOTE

We refer to Sotherly Hotels Inc. as the “Company” or "Sotherly", Sotherly Hotels LP as the “Operating Partnership,” the Company’s common stock as “common stock,” the Company’s preferred stock as “preferred stock,” the Operating Partnership’s partnership interest as “partnership units,” and the Operating Partnership’s preferred interest as the “preferred units.” References to “we” and “our” mean the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2022 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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
•
Note 7 – Preferred Stock and Units;
•
Note 8 – Common Stock and Units;
•
Note 13 – Earnings (Loss) per Share and per Unit; and
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
•
the Company’s ability to maintain its qualification as a REIT and the limitations imposed on the Company's business due to such maintenance; and
•
our ability to maintain adequate insurance coverage.

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the Section titled “Risk Factors” in Item 1A of this annual report.

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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. As of the filing date, the Company owns approximately 95.8% of the general and limited partnership units in the Operating Partnership. Limited partners own the remaining Operating Partnership units.

As of December 31, 2022, our portfolio consisted of ten full-service, primarily upscale and upper-upscale hotels located in seven states with an aggregate of 2,786 hotel rooms, and interests in two condominium hotels and their associated rental programs. All of our hotels are wholly-owned by subsidiaries of the Operating Partnership and are managed on a day-to-day basis by Our Town Hospitality, LLC (“Our Town”). Our portfolio is concentrated in markets that we believe possess multiple demand generators and have significant barriers to entry for new product delivery, which are important factors for us in identifying hotel properties that we expect will be capable of providing strong risk-adjusted returns.

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

Our corporate office is located at 306 South Henry Street, Suite 100, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Our Properties

As of December 31, 2022, our hotels were located in Florida, Georgia, Maryland, Virginia, North Carolina, Pennsylvania and Texas. Seven of these hotels operate under franchise agreements with major hotel brands, and three are independent hotels. We also own the hotel commercial condominium units of the Hyde Resort & Residences and Hyde Beach House Resort & Residences condominium hotels. We closed the sale of the Sheraton Louisville Riverside on February 10, 2022 and the sale of the DoubleTree by Hilton Raleigh Brownstone-University on June 10, 2022. See Item 2 in Part I and Item 7 in Part II of this Form 10-K for additional detail on our properties.

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
•
Full-Service Hotels: Our acquisition strategy focuses on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper-upscale categories and include such brands as Hilton, Doubletree by Hilton, and Hyatt, as well as independent hotels. We may also acquire commercial unit(s) within upscale to upper-upscale condominium hotel projects, allowing us to establish and operate unit rental programs. We do not own limited service or extended-stay hotels. We believe that full-service hotels, in the upscale to upper-upscale categories, will outperform the broader U.S. hotel industry, and thus offer the highest returns on invested capital. Sotherly may also opportunistically acquire hotels outside of the full-service, upscale or upper-upscale category.
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

Our portfolio management strategy includes efforts to optimize labor costs. Our third-party hotel manager is responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we monitor our hotel manager and make recommendations regarding the operation of our hotels. The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having approximately 86 employees electing to participate under a collective bargaining arrangement. Further, the employees at our hotels that are managed by Our Town are eligible to receive health and other insurance coverage through Our Town, which self-insures. Self-insuring has, in our opinion and experience, provided significant savings over traditional insurance company sponsored plans.

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

Our Principal Agreements

Management Agreements

Our hotels are managed on a day-to-day basis by Our Town, an eligible independent management company. The base management fee for each of our hotels is a percentage of the gross revenues of the hotel and is due monthly. The applicable percentages of gross revenue for the base management fee for each of our wholly-owned hotels and our condominium hotel rental programs are shown below:

Hotel Name	Commencement Date	Expiration Date	Percentage Fee
Hotel Ballast Wilmington, Tapestry Collection by Hilton	January 1, 2020	March 31, 2035	2.50%
The DeSoto	January 1, 2020	March 31, 2035	2.50%
DoubleTree by Hilton Philadelphia Airport	January 1, 2020	March 31, 2035	2.50%
Hotel Alba Tampa, Tapestry Collection by Hilton	January 1, 2020	March 31, 2035	2.50%
DoubleTree by Hilton Jacksonville Riverfront	January 1, 2020	March 31, 2035	2.50%
DoubleTree by Hilton Laurel	January 1, 2020	March 31, 2035	2.50%
Georgian Terrace	January 1, 2020	March 31, 2035	2.50%
The Whitehall	January 1, 2020	March 31, 2035	2.50%

Hotel Name	Commencement Date	Expiration Date	Year 1	Year 2	Year 3	Years 4-5 & Renewals
DoubleTree Resort by Hilton Hollywood Beach	April 1, 2020	March 31, 2035	2.00%	2.25%	2.50%	2.50%
Hyde Resort & Residences	April 1, 2020	March 31, 2035	2.00%	2.25%	2.50%	2.50%
Hyde Beach House Resort & Residences	April 1, 2020	March 31, 2035	2.00%	2.25%	2.50%	2.50%
Hyatt Centric Arlington	November 15, 2020	March 31, 2035	2.00%	2.25%	2.50%	2.50%

Agreements with Our Town. Our Town is the management company for each of our twelve wholly-owned hotels, as well as the manager for our two condominium rental programs. As of March 15, 2022, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 63.0%, 7.0%, and 15.0%, respectively, of the total outstanding ownership interests in Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town.

On September 6, 2019, we entered into a master agreement with Our Town and the former majority owner of Our Town related to the management of certain of our hotels, as amended on December 13, 2019 (as amended, the “OTH Master Agreement”). On December 13, 2019, and subsequent dates we entered into a series of individual hotel management agreements for the management of our hotels. Those hotel management agreements for our ten wholly-owned hotels and the two rental programs are each referred to as an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”.

The OTH Master Agreement:

•
expires on March 31, 2035, or earlier if all of the OTH Hotel Management Agreements expire or are terminated prior to that date. The OTH Master Agreement shall be extended beyond 2035 for such additional periods as an OTH Hotel Management Agreement remains in effect;
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

Each of the OTH Hotel Management Agreements has an initial term ending March 31, 2035. Each of the OTH Hotel Management Agreements may be extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension. The agreements provide that Our Town will be the sole and exclusive manager of the hotels as the agent of the respective TRS Lessee, at the sole cost and expense of the TRS Lessee, and subject to certain operating standards. Each OTH Hotel Management Agreement may be terminated in connection with a sale of the related hotel. In connection with a termination upon the sale of the hotel, Our Town will be entitled to receive a termination fee equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the OTH Hotel Management Agreement. Upon the sale of a hotel, no termination fee will be due in the event the Company elects to provide Our Town with the opportunity to manage another comparable hotel and Our Town is not precluded from accepting such opportunity. Our Town is required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

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

Franchise Agreements

As of December 31, 2022, all but three of our wholly-owned hotels operate under franchise licenses from national hotel companies. As our franchise agreements expire, we will continue to evaluate each hotel on a case-by-case basis and decide whether to re-license with the existing franchisor, re-brand and license with a new franchisor, or re-brand as an independent hotel. We also periodically review our independent hotels to determine whether they would be better served by operating under a franchise license.

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

As the franchisee, our TRS Lessees are required to pay franchise/royalty fees, as well as certain other fees for marketing and reservations services in amounts that range from approximately 3.0% to 4.0% of gross revenues. The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties as of December 31, 2022:

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

Other Leases

We lease the land underlying the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The ground lease contains a rent reset provision that will reset the rent in June 2025 to a fixed amount per annum equal to 8.0% of the land value, subject to an appraisal process. The initial term of the ground lease expires in 2035 and may be extended by us for four additional renewal periods of 10 years each. In order to sell the Hyatt Centric Arlington hotel and assign our leasehold interest in the ground lease, we are required to obtain the consent of the third-party lessor.

In connection with the acquisition of the Hyde Beach House Resort & Residences hotel commercial condominium unit, we entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the resort. In exchange for rights to the parking and cabana revenue, we pay the condominium association an annual payment of $271,000 for the initial five years of the term, with 5.0% increases on every fifth year of the term.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia for our corporate offices, under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent was offset by a tenant improvement allowance of $200,000, applied against one-half of each monthly rent payment until the tenant improvement allowance was exhausted in 2021.

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

The Company has one TRS, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2022, of approximately $41.7 million and deferred timing differences of approximately $1.7 million attributable to accrued, but not deductible, vacation and sick pay amounts, business interest, depreciation and other timing differences. The Company has not incurred federal income taxes since its formation. During the first quarter of 2020, we reduced our deferred tax assets through the establishment of a 100% valuation allowance of approximately $5.4 million. During the year ended December 31, 2020, we increased the valuation allowance to approximately $14.7 million and increased it again during the year ended December 31, 2021 to approximately $14.9 million and in 2022 we reduced the valuation allowance by approximately $3.7 million to approximately $11.2 million.

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

Employees and Human Capital

As of December 31, 2022, we employed nine full-time persons, all of whom work at our corporate office in Williamsburg, Virginia. We believe relations with our employees are positive. Our human capital resources objectives include attracting and retaining talented and well-qualified employees. Our compensation program, including competitive salaries and other benefits, are designed to attract, hire, retain and motivate highly qualified employees and executives. We are committed to enhancing our culture through efforts to promote and preserve inclusion and by providing and maintaining a safe work environment. All persons employed in the day-to-day operations of each of our hotels are employees of our third-party hotel manager engaged by our TRS Lessees to operate such hotels.

Available Information

We maintain an Internet site, http://www.sotherlyhotels.com, which contains additional information concerning Sotherly Hotels Inc. We make available free of charge through our Internet site all our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements and other reports filed with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have also posted on this website the Company’s Code of Business Conduct and the charters of the Company’s Nominating, Corporate Governance and Compensation Committee (“NCGC Committee”) and Audit Committee of the Company’s board of directors. We intend to disclose on our website any changes to, or waivers from, the Company’s Code of Business Conduct. Information on the Company’s Internet site is neither part of nor incorporated into this Form 10-K.

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
•
Risks related to our management company.
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

As of December 31, 2022, our portfolio consisted of ten wholly-owned hotels with a total of 2,786 rooms and the hotel commercial condominium units of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences condominium hotels. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

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

We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel and as a result, our returns are dependent on the management of our hotels by our hotel management company.

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS Lessees, and our TRS Lessees retain managers to operate our hotels pursuant to management agreements. All of our hotels are managed by Our Town.

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

The declaration of distributions to holders of our securities is subject to the sole discretion of the Company’s board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. We cannot assure you that we will generate sufficient cash to fund distributions. We did not pay any dividend distributions following the payment of dividends in March 2020 through the end of 2022.

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

A substantial number of our hotels operate under brands owned by Hilton Worldwide Holdings, Inc.("Hilton"); therefore, we are subject to risks associated with concentrating our portfolio in one brand. We also own a hotel operated under the brand owned by Hyatt Hotels Corporation ("Hyatt").

In our portfolio, the majority of the hotels that we owned as of December 31, 2022, utilize brands owned by Hilton. As a result, our success is dependent in part on the continued success of Hilton and their respective brands. If market recognition or the positive perception of Hilton is reduced or compromised, the goodwill associated with the Hilton branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. As of March 1, 2023, we owned one property that utilizes a brand owned by Hyatt. Our success is also dependent in part on the continued success, market recognition, and positive perception of these brands.

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

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services, such as the decrease experienced due to COVID-19, will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. An economic downturn, such as the once caused by COVID-19, may result in losses or reduce our income in the future. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2022 and 2021, we spent approximately $8.0 million and approximately $3.2 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like hurricanes, earthquakes and floods, such as Hurricane Ian in September 2022, Hurricanes Harvey and Irma in August and September 2017, respectively, Hurricane Matthew in October 2016 and Hurricane Sandy in October 2012, losses from foreign terrorist activities, such as those on September 11, 2001, losses from power outages or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. Currently, our insurers provide terrorism coverage in conjunction with the Terrorism Risk Insurance Program sponsored by the federal government through which insurers are able to receive compensation for insured losses resulting from acts of terrorism.

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

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to comply with the terms of our loan covenants and to make distributions to the Company’s stockholders could be adversely affected.

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

We face risks related to pandemic diseases, including COVID-19 and its variants, which could materially and adversely affect travel and result in reduced demand for our hotels.

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the outbreaks of SARS and avian flu in 2003 had a severe impact on the travel industry, the outbreaks of H1N1 flu in 2009 threatened to have a similar impact, the perceived threat of a Zika virus outbreak in 2016 had an impact on the south Florida market, and the COVID-19 pandemic had a severe impact on the travel industry. A prolonged recurrence of COVID-19, SARS, avian flu, H1N1 flu, Ebola virus, Zika virus or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotels and adversely affect our financial conditions and results of operations.

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

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2022, the principal balance of our mortgages, unsecured and secured debt was approximately $324.4 million, not accounting for reductions of unamortized premiums or deferred financing costs as shown on our balance sheet. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

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

We have three mortgage debt obligations maturing in 2023 and 2024 and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. The ability to refinance or replace mortgage debt is subject to market conditions and could become limited in the future. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In May 2023, the mortgage on our DoubleTree by Hilton Laurel matures. In October 2023, the mortgage on the DoubleTree by Hilton Philadelphia Airport matures. In July 2024 the mortgage on the DoubleTree by Hilton Jacksonville Riverfront matures. We also have additional significant obligations maturing in subsequent years. The total aggregate amount of our debt obligation scheduled to mature in 2023, inclusive of monthly principal and interest amortization of all our indebtedness, not including lease obligations, is approximately $70.1 million, which represents approximately 18.9% of our total debt obligation outstanding as of December 31, 2022. The total aggregate amount of our debt obligation scheduled to mature in 2024, inclusive of monthly principal amortization of all our mortgage indebtedness, is approximately $51.5 million, which represents approximately 13.9% of our total debt obligation outstanding as of December 31, 2022. The total aggregate amount of our debt obligation scheduled to mature in 2025, inclusive of monthly principal amortization of all our mortgage indebtedness, is approximately $125.0 million, which represents approximately 33.8% of our total debt obligation outstanding as of December 31, 2022.

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

Higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgages on the DoubleTree by Hilton Philadelphia Airport, the Hotel Alba Tampa, Tapestry Collection by Hilton and The Whitehall, in Houston, Texas. The mortgages on the DoubleTree by Hilton Philadelphia Airport and the Hotel Alba Tampa, Tapestry Collection by Hilton bear interest at rates tied to SOFR. The mortgage on The Whitehall, in Houston, Texas bears interest at a rate tied to the New York Prime Rate. Each mortgage provides for a substitute rate and minimum rates of interest. To the extent that increases in SOFR or New York Prime Rate, or a substitute rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

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

Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of the Company’s common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

The Company’s employment agreements with Andrew M. Sims, our Chairman, David R. Folsom, our President and Chief Executive Officer, Anthony E. Domalski, our Secretary and Chief Financial Officer, Scott M. Kucinski, our Executive Vice President and Chief Operating Officer, Robert E. Kirkland IV, our General Counsel, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, contain provisions providing for substantial payments to these officers in the event of a change of control of the Company. Specifically, if the Company terminates these executives’ employment without cause or the executive resigns with good reason (which for Sims, Folsom, and Domalski, includes a failure to nominate Andrew M. Sims to the Company’s board of directors or his involuntary removal from the Company’s board of directors, unless for cause or by vote of the stockholders), or if there is a change of control, each of these executives is entitled to the following:

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

The Company’s articles supplementary establishing and fixing the rights and preferences of each of our 8.0% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), and 8.25% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”, and together with the Series B Preferred Stock and the Series C Preferred Stock, the "Preferred Stock"), provide that no person may directly or indirectly own more than 9.9% of the aggregate number of outstanding shares of Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock, respectively, excluding any outstanding shares of Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock not treated as outstanding for federal income tax purposes. The Company’s board of directors has discretion to waive that ownership limit if, including other considerations, the board receives evidence that ownership in excess of the limit will not jeopardize the Company’s REIT status.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2022, 1,464,100 shares of our Series B Preferred Stock were issued and outstanding, 1,346,110 shares of our Series C Preferred Stock were issued and outstanding, and 1,163,100 shares of our Series D Preferred Stock were issued and outstanding. The aggregate liquidation preference with respect to the outstanding shares of Series B Preferred Stock is approximately $44.7 million, and annual dividends on our outstanding shares of Series B Preferred Stock are approximately $2.9 million. The aggregate liquidation preference with respect to the outstanding shares of Series C Preferred Stock is approximately $40.9 million, and annual dividends on our outstanding shares of Series C Preferred Stock are approximately $2.7 million. The aggregate liquidation preference with respect to the outstanding shares of Series D Preferred Stock is approximately $35.7 million, and annual dividends on our outstanding shares of Series D Preferred Stock are approximately $2.4 million. Holders of our Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock voting together as a separate class have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive). As of December 31, 2022, distributions on our Preferred Stock are in arrears for the last twelve quarterly payments. Therefore, the holders of our Preferred Stock are entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside. No dividends may be paid on our common stock until such time as the Preferred Stock distributions are made current.

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

Upon a change of control (as defined in our charter), holders of our Preferred Stock will have the right (unless, as provided in our charter, we have provided or provide notice of our election to exercise our special optional redemption right before the relevant date) to convert some or all of their shares of preferred stock into shares of our common stock (or equivalent value of alternative consideration). Upon such a conversion, holders will be limited to a maximum number of shares equal to the share cap, subject to adjustments. If the common stock price is less than $3.015, subject to adjustment, holders will receive a maximum of 8.29187 shares of our common stock per share of Series B Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series B Preferred Stock. If the common stock price is less than $2.94, subject to adjustment, holders will receive a maximum of 8.50340 shares of our common stock per share of Series C Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series C Preferred Stock. If the common stock price is less than $3.38, subject to adjustment, holders will receive a maximum of 7.39645 shares of our common stock per share of Series D Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series D Preferred Stock. In addition, those features of our Preferred Stock may have the effect of inhibiting or discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of shares of our common stock and shares of our Preferred Stock with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests.

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

Conflicts of interest relating to Our Town, the entity that manages our ten wholly-owned hotels and our two condominium hotel rental programs, and the terms of our management agreements with Our Town may lead to management decisions that are not in the stockholders’ best interest.

Conflicts of interest relating to Our Town may lead to management decisions that are not in the stockholders’ best interest. an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, together own an interest of approximately 85.0%, as of March 15, 2023, in Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town.

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

Mr. Sims and Mr. Folsom approve the budgets upon which the incentive management fee payable to Our Town is based. As owners of Our Town, which would receive any incentive management fees payable by us under the management agreements, Mr. Sims or Mr. Folsom may influence the budget process, including the revenue targets set for each hotel. The incentive management fees are based on each hotel exceeding budgeted revenue targets.

We purchase employee medical benefits through Our Town (or its affiliate) for those employees employed by Our Town who work exclusively for our properties. Mr. Sims and Mr. Folsom participate in the budget approval process confirming employee insurance rates paid to Our Town. Our Town's policy is to rebate 70% of any annual surplus in its self-insured health plan back to the Company and retain the remaining 30%. As owners of Our Town, which would receive 30% of any such surplus, Mr. Sims or Mr. Folsom may influence the budget process.

There can be no assurance that provisions in our bylaws will always be successful in mitigating conflicts of interest.

Under our bylaws, a committee consisting of only independent directors must approve any transaction between us and Our Town, or any interested director. However, there can be no assurance that these policies always will be successful in mitigating such conflicts, and decisions could be made that might not fully reflect the interests of all of the Company’s stockholders.

Certain of our officers and directors control trusts that hold units in our Operating Partnership and may seek to avoid adverse tax consequences, which could result from transactions that would otherwise benefit the Company’s stockholders.

Holders of units in our Operating Partnership, including trusts controlled in whole or part by members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including a trust controlled in part by Andrew M. Sims, and a charitable trust controlled by Edward S. Stein, may have different objectives than holders of the Company’s stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. As of December 31, 2022, these trusts owned approximately 2.3% of the outstanding units in our Operating Partnership. The individuals controlling these trusts may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to the Company’s stockholders, or may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Federal Income Tax Risks Related to the Company’s Status as a REIT

The federal income tax laws governing REITs are complex.

The Company intends to operate in a manner that will maintain its qualification as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. The Company has not requested or obtained a ruling from the Internal Revenue Service ("IRS") that it qualifies as a REIT. Accordingly, we cannot be certain that the Company will be successful in operating in a manner that will permit it to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of the Company’s qualification as a REIT. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. The Company and its stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. We are not aware, however, of any pending tax legislation that would adversely affect the Company’s ability to qualify as a REIT.

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

A foreign person disposing of a “U.S. real property interest,” which includes stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the gain recognized on the disposition, unless such foreign person is a “qualified foreign pension fund” or one of the certain publicly traded non-U.S. “qualified collective investment vehicles”. Additionally, the transferee will be required to withhold 15.0% on the amount realized on the disposition if the foreign transferor is subject to U.S. federal income tax under FIRPTA. This 15.0% is creditable against the U.S. federal income tax liability of the foreign transferor in connection with such transferor’s disposition of the Company’s stock. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled” (i.e., less than 50.0% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence). On December 29, 2022, the IRS released proposed regulations under FIRPTA that, if finalized as proposed, include a new “look-through rule” in determining whether a REIT is considered to be “domestically controlled.” In determining ownership, the look-through rule would require a REIT to “look-through” any nonpublic domestic corporation if 25% or more of the corporation’s stock (by value) is owned by foreign persons. We cannot be sure that the Company will qualify as a “domestically controlled” REIT. If the Company does not so qualify, gain realized by foreign investors on a sale of the Company’s stock would be subject to U.S. income and withholding tax under FIRPTA, unless the Company’s stock were traded on an established securities market and a foreign investor did not at any time during a specified testing period directly or indirectly own more than 10.0% of the value of the Company’s outstanding stock.

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

Taxation of dividend income could make the Company’s stock less attractive to certain investors and reduce the market price of its stock.

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect the Company or could adversely affect its stockholders. Currently, “qualified dividends,” which include dividends from domestic C corporations that are paid to non-corporate stockholders, are subject to a reduced maximum U.S. federal income tax rate of 20.0%, plus a 3.8% "Medicare tax" discussed below. Because REITs generally do not pay corporate-level taxes as a result of the dividends-paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for a reduced tax rate. Under the Tax Cuts and Jobs Act (“TCJA”), for taxable years prior to January 1, 2026, a non-corporate taxpayer may deduct 20% of ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income” resulting in an effective maximum U.S. federal income tax rate of 29.6% (based on the current maximum U.S. federal income tax rate for individuals of 37%). Individuals, trusts and estates whose income exceeds certain thresholds are also subject to a 3.8% Medicare tax on dividends received from the Company. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the Company’s stock. Moreover, there is no assurance that we will always distribute ordinary income dividends, or that Congress will not repeal such legislation.

Investors may be subject to a 3.8% Medicare tax in connection with an investment in the Company’s stock.

The U.S. tax laws impose a 3.8% Medicare tax on the “net investment income” (i.e., interest, dividends, capital gains, annuities, and rents that are not derived in the ordinary course of a trade or business) of individuals with income exceeding $200,000 ($250,000 if married filing jointly or $125,000 if married filing separately), and of estates and trusts. Dividends on the Company’s stock as well as gains from the disposition of the Company’s stock may be subject to the Medicare tax. Prospective investors should consult with their independent advisors as to the applicability of the Medicare tax to an investment in the Company’s stock in light of such investors’ particular circumstances.

Investors may be subject to U.S. withholding tax under the “Foreign Account Tax Compliance Act.”

On March 18, 2010, the Hiring Incentives to Restore Employment Act (the “HIRE Act”) was enacted in the United States. The HIRE Act includes provisions known as the Foreign Account Tax Compliance Act ("FATCA"), that generally impose a 30.0% U.S. withholding tax on “withholdable payments,” which consist of (i) U.S.-source dividends, interest, rents and other “fixed or determinable annual or periodical income” paid after June 30, 2014 and (ii) certain U.S.-source gross proceeds paid after December 31, 2018 to (a) “foreign financial institutions” unless (x) they enter into an agreement with the IRS to collect and disclose to the IRS information regarding their direct and indirect U.S. owners or (y) they comply with the terms of any FATCA intergovernmental agreement executed between the authorities in their jurisdiction and the U.S., and (b) “non-financial foreign entities” (i.e., foreign entities that are not foreign financial institutions) unless they certify certain information regarding their direct and indirect U.S. owners. Final regulations under FATCA were issued by the IRS on January 17, 2013 and have been subsequently supplemented by additional regulations and guidance. FATCA does not replace the existing U.S. withholding tax regime. However, the FATCA regulations contain coordination provisions to avoid double withholding on U.S.-source income.

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

U.S. tax reform and related regulatory action could adversely affect you and the Company.

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors in Company stock. The TCJA and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) made significant changes to the U.S. federal tax system. Specifically, and as relevant to the Company and its subsidiaries, the TCJA reduced the maximum corporate tax rate from 35% to 21%, allows for full expensing of certain property, revised the net operating loss (“NOL”) provisions, set limitations on certain types of interest deductions, and expanded limitations on deductions for executive compensation. The TCJA also temporarily reduced individual federal income tax rates on ordinary income (the highest individual federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026).

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws generally. We cannot predict whether any of these proposed changes will become law, or the long-term effect of any future law changes on the Company and its stockholders. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2022, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR in Part II of this Annual Report on Form 10-K):

	Number of		Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms		2022	2022	2022	2021	2021	2021	2020	2020	2020
The DeSoto, Savannah, Georgia	246		65.7%	$211.49	$139.00	59.3%	$185.06	$109.76	29.3%	$150.24	$44.03
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293		68.8%	$146.53	$100.79	65.7%	$135.34	$88.96	38.3%	$135.19	$51.77
DoubleTree by Hilton Laurel, Laurel, Maryland	208		59.7%	$117.20	$69.98	48.0%	$100.75	$48.41	31.9%	$89.92	$28.69
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331		64.6%	$140.94	$91.01	58.9%	$123.41	$72.71	36.4%	$110.37	$40.22
DoubleTree Resort by Hilton Hollywood Beach, Hollywood, Florida	311		60.6%	$206.18	$124.93	52.2%	$186.73	$97.45	35.3%	$162.97	$57.45
Georgian Terrace, Atlanta, Georgia	326		51.8%	$198.90	$103.09	48.7%	$183.53	$89.35	25.1%	$186.04	$46.73
Hotel Alba Tampa, Tapestry Collection by Hilton, Tampa, Florida	222		76.3%	$165.11	$125.92	72.8%	$143.09	$104.15	34.8%	$137.75	$47.98
Hotel Ballast Wilmington, Tapestry Collection by Hilton, Wilmington, North Carolina	272		62.2%	$183.90	$114.45	54.3%	$171.60	$93.18	33.1%	$148.48	$49.19
Hyatt Centric Arlington, Arlington, Virginia	318		64.3%	$187.12	$120.33	43.7%	$125.47	$54.83	26.1%	$133.75	$34.91
The Whitehall, Houston, Texas	259		40.0%	$150.17	$60.11	29.5%	$128.31	$37.91	21.8%	$132.01	$28.81
Wholly-Owned Properties Total	2,786
Condominium Hotels
Hyde Resort & Residences	80	(1)	52.8%	$420.53	$222.08	54.2%	$415.38	$225.21	24.1%	$332.86	$80.10
Hyde Beach House Resort & Residences	86	(1)	42.4%	$381.07	$161.42	40.1%	$408.40	$163.93	11.7%	$330.14	$38.67
Total Hotel & Participating Condominium Hotel Rooms	2,952

(1)
We own the hotel commercial unit and operate a rental program. Reflects only those condominium units that were participating in the rental program as of December 31, 2022. At any given time, some portion of the units participating in our rental program may be occupied by the unit owners and unavailable for rent to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock trades on the NASDAQ ® Global Market under the symbol “SOHO”. The closing price of the Company’s common stock on the NASDAQ ® Global Market on March 1, 2023 was $2.21 per share.

Stockholder Information

As of March 1, 2023, there were approximately 79 holders of record of the Company’s common stock.

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Recent Sales of Unregistered Securities

On May 19, 2022, a holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company's common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 1, 2022, a holder of units in the Operating Partnership redeemed 40,687 units for an equivalent number of shares of the Company's common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 1, 2022, a holder of units in the Operating Partnership redeemed 217,845 units for an equivalent number of shares of the Company's common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of March 1, 2023, there were 7 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc.

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

There were no sales of unregistered securities in the Operating Partnership during 2022.

Sotherly Hotels Inc. and Sotherly Hotels LP

Dividend and Distribution Information

The Company elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to the Company’s stockholders of at least 90.0% of our REIT taxable income, excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles. Our ability to pay distributions to the Company’s stockholders will depend, in part, upon our receipt of distributions from our Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel manager. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments are equity ownership interests in hotels, which will result in depreciation and noncash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS Lessees may retain any after-tax earnings.

As a result of the impact of COVID-19 on our business, our board of directors has suspended our common stock dividend. We anticipate that our board of directors will re-evaluate our current dividend policy on an ongoing basis. Distributions on our preferred stock are in arrears for the last twelve quarterly payments. On January 24, 2023, the Company announced it will resume quarterly distributions to holders of its preferred stock and set a record date of February 28, 2023 and a payment date of March 15, 2023, for the preferred distributions declared in January 2020. No dividends may be paid on our common stock until such time as the preferred stock distributions are made current. We did not pay any common dividends in 2021 or 2022.

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

During the years ended December 31, 2022 and 2021, we did not pay any common or preferred stock or unit distributions.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States. Since January 1, 2020, we have completed the following acquisitions and dispositions:

•
On February 10, 2022, we sold the Sheraton Louisville Riverside hotel located in Jeffersonville, Indiana.
•
On June 10, 2022, we sold the DoubleTree by Hilton Raleigh-Brownstone University hotel located in Raleigh, North Carolina

As of December 31, 2022, our hotel portfolio consisted of ten full-service, primarily upscale and upper-upscale hotels with an aggregate total of 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. Seven of our hotels operate under well-known brands such as DoubleTree and Hyatt, and three are independent hotels. As of December 31, 2022, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Hyde Resort & Residences	80	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	86	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,952
(1)
Operated as an independent hotel.
(2)
We own the hotel commercial unit and operate a rental program. Reflects only those condominium units that were participating in the rental program as of December 31, 2022. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and currently owns an approximate 95.8% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

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

We also use Funds from Operations ("FFO"), Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

The following table illustrates the key operating metrics for the years ended December 31, 2022 and 2021 for our wholly-owned hotels and the condominium hotel units, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the twelve wholly-owned hotel properties that were under our control during all of 2020 (“actual” properties).

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Composite	Actual	Composite	Actual
Occupancy %	60.0%	60.8%	52.5%	52.9%
ADR	$181.34	$171.34	$160.51	$145.50
RevPAR	$108.87	$104.17	$84.29	$76.94

Revenue. Total revenue for the year ended December 31, 2022 was approximately $166.1 million, an increase of approximately $38.5 million, or 30.2%, from total revenue for the year ended December 31, 2021 of approximately $127.6 million. There was an aggregate increase in total revenue of approximately $45.0 million from 10 of our properties, offset by a decrease of approximately $1.0 million, at the Hyde Beach House Resort & Residences, Hollywood and a decrease of approximately $5.5 million as a result of the sales of the Sheraton Louisville Riverside in Jeffersonville, Indiana, in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in Raleigh, North Carolina, in June 2022. There were significant increases in demand primarily driven by the lifting of restrictions on travel, social gatherings and businesses as well as significant increases in demand for business travel compared to the same period in the prior year.

Room revenues at our properties for the year ended December 31, 2022 increased approximately $21.0 million, or 23.6%, to approximately $109.6 million compared to room revenues for the year ended December 31, 2021 of approximately $88.6 million with eleven of our properties experiencing increased occupancies.

Food and beverage revenues at our properties for the year ended December 31, 2022 increased approximately $13.7 million, or 86.7%, to approximately $29.5 million compared to food and beverage revenues of approximately $15.8 million for the year ended December 31, 2021, with most of our properties experiencing increased demand for food and beverage services as a result of increased occupancy. The increase in food and beverage revenues for the year ended December 31, 2022, resulted from an aggregate increase of approximately $14.2 million from ten of our properties, offset by the loss of food and beverage revenue of approximately $0.5 million following the sale of the Sheraton Louisville Riverside, in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Other operating revenues for the year ended December 31, 2022 increased approximately $3.8 million, or 16.5%, to approximately $26.9 million compared to other operating revenues for the year ended December 31, 2021 of approximately $23.1 million. Increases in parking revenue at many of our properties, as well as approximately $1.0 million of other reimbursed revenue at the Georgian Terrace in Atlanta, Georgia, $1.0 million received under the North Carolina Business Recovery Grant, offset decreases in fees of approximately $1.0 million earned at the Hyde Resort & Residences in Hollywood Beach, Florida; a non-recurring $0.2 million in business interruption proceeds earned in the prior year at the Hotel Ballast Wilmington, Tapestry Collection by Hilton in Wilmington, North Carolina; and a non-recurring COVID relief grant of approximately $0.3 million received in the prior period by the DoubleTree by Hilton Laurel in Laurel, Maryland.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $22.9 million, or 23.7%, for the year ended December 31, 2022 to approximately $119.6 million compared to hotel operating expenses for the year ended December 31, 2021 of approximately $96.7 million. The aggregate increase of approximately $28.9 million in hotel operating expenses for the twelve months ended December 31, 2022, is directly related to the significant increase in hotel occupancy and gross revenue at all of our properties, which was mainly offset with the sale of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022, reducing hotel operating expenses by approximately $5.7 million.

Rooms expense at our properties for the year ended December 31, 2022 increased approximately $3.1 million, or 13.6%, to approximately $25.8 million compared to rooms expense of approximately $22.7 million for the year ended December 31, 2021. The increase in rooms expense for the year ended December 31, 2022, resulted from an aggregate increase of approximately $5.0 million from all of our properties, offset by a decrease of approximately $1.9 million as a result of the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina.

Food and beverage expenses at our properties for the year ended December 31, 2022 increased approximately $9.4 million, or 91.5%, to approximately $19.7 million compared to food and beverage expense of approximately $10.3 million for the year ended December 31, 2021. The net increase in food and beverage expenses for the twelve months ended December 31, 2022, resulted from an aggregate increase of approximately $9.7 million, offset by a decrease of approximately $0.3 million as a result of the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina.

Expenses from other operating departments increased approximately $0.7 million, or 8.0%, to approximately $9.3 million for the year ended December 31, 2022, compared to expenses from other operating departments of approximately $8.6 million for the year ended December 31, 2021. The increase in expenses from other operating departments for the twelve months ended December 31, 2021, resulted from aggregate increases in other operating expenses of approximately $1.3 million from ten of our properties. These increases were seen mainly from bringing back parking servicing contractors. Four of our properties, including the properties in Jeffersonville, Indiana and Raleigh, North Carolina, had decreases in other operating expenses aggregating to approximately $0.6 million.

Indirect expenses at our properties for the year ended December 31, 2022 increased approximately $9.7 million, or 17.6%, to approximately $64.8 million compared to indirect expenses of approximately $55.1 million for the year ended December 31, 2021. The increase in indirect expenses for the twelve months ended December 31, 2022, resulted from an aggregate increase in total indirect expenses of approximately $13.1 million, offset by a decrease of approximately $3.4 million as a result of the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina. Additionally, we realized refunds of prior year real estate property taxes at our properties in Savannah, Georgia, and the DoubleTree by Hilton Hollywood Beach in Hollywood, Florida, totaling approximately $0.8 million.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2022 decreased by approximately $1.3 million or 6.3%, to approximately $18.6 million, compared to depreciation and amortization expense of approximately $19.9 million for the year ended December 31, 2021. The decrease is mainly due to the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina.

Impairment of Investment in Hotel Properties, Net. The impairment of investment in hotel properties, net for the years ended December 31, 2022 and 2021 was $0 and approximately $12.2 million, respectively. Our review of possible impairment at two of our hotel properties in 2021 revealed an excess of current carrying costs over the estimated undiscounted cash flows, which was triggered by a reduction in the holding period due to the recent sale of the Sheraton Louisville Riverside and a lack of certainty regarding our ability to extend or refinance the mortgage on The Whitehall in Houston, Texas, which was to mature in 2023. The resulting adjustment to fair market value resulted in a charge of approximately $12.2 million during the period ended December 31, 2021.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2022 decreased approximately $0.4 million, or 5.4%, to approximately $6.6 million compared to corporate general and administrative expenses of approximately $7.0 million for the year ended December 31, 2021. The decrease in corporate general and administrative expenses was mainly due to an employee retention credit of approximately $0.2 million and a reduction of loan fees and other expenses in the aggregate compared to the prior year of approximately $0.2 million.

Interest Expense. Interest expense for the year ended December 31, 2022 decreased approximately $2.9 million, or 12.8%, to approximately $19.8 million, compared to approximately $22.7 million of interest expense for the year ended December 31, 2021. The decrease in interest expense for the twelve months ended December 31, 2022, was substantially related to decreases in the amount of debt attributable to the mortgages on the hotel properties in Jeffersonville, Indiana and Raleigh, North Carolina, sold earlier this year, as well as the extinguishment of the secured notes with KWHP SOHO, LLC ("KW") and MIG SOHO, LLC (the "Secured Notes") in June 2022.

Loss on Early Extinguishment of Debt. The loss relates to the repayment and cancellation of the Secured Notes in June 2022 resulting in a loss on early extinguishment consisting of the unamortized exit fee as well as the unamortized origination costs, which totaled approximately $5.9 million for the twelve months ended December 31, 2022.

Unrealized Gain (Loss) on Hedging Activities. Unrealized gain (loss) on hedging activities primarily relates to the change in variance between the unamortized cost of the interest-rate swaps related to our mortgages on the DoubleTree by Hilton Philadelphia Airport and the Hotel Alba Tampa, Tapestry Collection by Hilton and the fair value of interest-rate swaps which are affected by both the decreasing number of payment periods in the swap periods and the changes in anticipated LIBOR/SOFR rates over the remaining period. Those factors contributed to an unrealized gain of approximately $2.9 million for the year ended December 31, 2022, compared to an unrealized gain of approximately $1.5 million for the year ended December 31, 2021.

PPP loan forgiveness. During the fourth quarter of 2022, we received notification from our banks and the Small Business Administration that we received partial forgiveness on our unsecured notes, relating to the original PPP Loans we received in 2020. We received approximately $4.7 million PPP loan forgiveness, which includes principal forgiveness and the accrued interest on that portion of the loans.

Gain on Sale of Assets. During the twelve months ended December 31, 2022, we sold the property in Raleigh, North Carolina for a gain of approximately $30.1 million.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets increased approximately $1.2 million, from approximately $0.6 million for the year ended December 31, 2021 to approximately $1.8 million, for the year ended December 31, 2022. The gains were related to casualties at our properties in Savannah, Georgia, Houston, Texas and Atlanta, Georgia.

Income Tax Provision. We had an income tax provision of approximately $0.5 million for the year ended December 31, 2022, compared to an income tax provision of approximately $0, for the year ended December 31, 2021. MHI TRS realized an operating gain for the year ended December 31, 2022 and an operating loss for December 31, 2021.

Net (Loss) Income. Net income for the year ended December 31, 2022 increased approximately $62.5 million, or 219.0%, to approximately $34.0 million, compared to a net loss of approximately $28.5 million for the year ended December 31, 2021, as a result of the operating results discussed above.

Distributions to Preferred Stockholders. During the year ended December 31, 2022, we accounted for undeclared distributions to preferred stockholders of approximately $7.6 million, compared to declared and undeclared distributions to preferred stockholders of approximately $7.5 million for the year ended December 31, 2021.

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

The following table illustrates the key operating metrics for the years ended December 31, 2021 and 2020, for our wholly-owned hotels and the condominium hotel units, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the twelve wholly-owned hotel properties that were under our control during all of 2021 and 2020 (“actual” properties).

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

Room revenues at our properties for the year ended December 31, 2021 increased approximately $39.4 million, or 80.2%, to approximately $88.6 million, compared to room revenues for the year ended December 31, 2020 of approximately $49.2 million with each of our properties experiencing increased occupancy.

Food and beverage revenues at our properties for the year ended December 31, 2021 increased approximately $5.1 million, or 48.3%, to approximately $15.8 million, compared to food and beverage revenues of approximately $10.7 million for the year ended December 31, 2020, with most of our properties experiencing increased demand for food and beverage services as a result of increased occupancy. Our properties in Laurel, Maryland, Houston, Texas and Hollywood Beach, Florida experienced decreases in food and beverage revenues collectively totaling approximately $0.5 million.

Other operating revenues for the year ended December 31, 2021 increased approximately $11.5 million, or 98.8%, to approximately $23.1 million, compared to other operating revenues for the year ended December 31, 2020 of approximately $11.6 million. Each of our properties experienced increased other operating revenues for the period with the exception of our property in Raleigh, North Carolina, which was relatively flat.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $22.0 million, or 29.4%, for the year ended December 31, 2021 to approximately $96.7 million, compared to hotel operating expenses for the year ended December 31, 2020 of approximately $74.7 million. The increase in hotel operating expenses for the twelve months ended December 31, 2021, is directly related to the significant increase in hotel occupancy and gross revenue at all of our properties.

Rooms expense at our properties for the year ended December 31, 2021 increased approximately $7.1 million, or 45.8%, to approximately $22.7 million, compared to rooms expense of approximately $15.6 million for the year ended December 31, 2020.

Food and beverage expenses at our properties for the year ended December 31, 2021 increased approximately $1.8 million, or 20.7%, to approximately $10.3 million, compared to food and beverage expense of approximately $8.5 million for the year ended December 31, 2020.

Expenses from other operating departments increased approximately $3.5 million, or 67.4%, to approximately $8.6 million for the year ended December 31, 2021, compared to expenses from other operating departments of approximately $5.1 million for the year ended December 31, 2020.

Indirect expenses at our properties for the year ended December 31, 2021 increased approximately $9.6 million, or 21.1%, to approximately $55.1 million, compared to indirect expenses of approximately $45.5 million for the year ended December 31, 2020. The increase in indirect expenses for the twelve months ended December 31, 2021, related to an expansion of operations to accommodate increased occupancy.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2021 slightly increased by 0.1%, to approximately $19.9 million, compared to depreciation and amortization expense of approximately $19.9 million for the year ended December 31, 2020.

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

Distributions to Preferred Stockholders. During the year ended December 31, 2021, we accounted for undeclared distributions to preferred stockholders of approximately $7.5 million, compared to declared and undeclared distributions to preferred stockholders of approximately $8.8 million for the year ended December 31, 2020.

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage or other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of December 31, 2022, we had unrestricted cash of approximately $21.9 million and restricted cash of approximately $5.4 million.

Operating Activities. Our net cash provided by operating activities for the year ended December 31, 2022 was approximately $6.7 million, generally consisting of net cash flow provided by hotel operations. The positive cash flow from operations during the year was due to the increase in occupancy at our hotels as a result of increases in transient consumers, group business, and other business travel due to the lifting of restrictions on travel, social gatherings and business operations. Our cash provided by operating activities for the year ended December 31, 2021 was approximately $2.3 million. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash provided by investing activities for the year ended December 31, 2022 was approximately $46.7 million. Of this amount approximately $10.9 million came from the sale of Sheraton Louisville Riverside property and approximately $41.5 million came from the sale of the DoubleTree by Hilton Raleigh Brownstone University property. We spent approximately $8.0 million on capital expenditures on improvements to our hotel properties, including the replacement and refurbishment of furniture, fixtures and equipment. We also received insurance proceeds related to involuntary conversions of approximately $2.2 million. Cash used for investing activities for the year ended December 31, 2021 was approximately $2.4 million which mostly consisted of capital expenditures of approximately $3.2 million offset by insurance proceeds related to involuntary conversion of approximately $0.6 million.

Financing Activities. Our cash used in financing activities for the year ended December 31, 2022, was approximately $51.6 million. During the year ended December 31, 2022, the Company and Operating Partnership received proceeds of $7.8 million from the refinance of the Hotel Alba mortgage loan, made principal payments on its mortgages of approximately $38.5 million, including the extinguishment of debt related to the sale of the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh Brownstone University. In addition, the Company extinguished debt on its Secured Notes of $20.0 million, paid approximately $0.4 million in deferred financing costs. We also paid approximately $0.5 million to reduce the principal balance outstanding of unsecured notes. Cash used in financial activities for the year ended December 31, 2021, was approximately $9.7 million, which included approximately $6.5 million in scheduled payments of principal on our mortgage loans and approximately $3.1 million in payments on our unsecured notes.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In early 2020, we postponed all major non-essential capital expenditures in response to the COVID-19 pandemic. As travel demand returned and occupancy, and RevPAR gradually increased, we increased the level of capital expenditures. We expect total capital expenditures for 2023 to be approximately $7.3 million.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. Except as temporarily reduced during the pandemic through loan modifications and forbearance agreements, we deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, the DoubleTree Resort by Hilton Hollywood Beach, The DoubleTree by Hilton Jacksonville Riverfront, The Whitehall and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington on a monthly basis.

Liquidity and Capital Resources

The COVID-19 pandemic had a significant negative impact on our operations and financial results during 2020, 2021 and 2022.

During 2020 and into 2021, we entered into forbearance agreements with all our mortgage lenders and negotiated extended payment terms with a few key vendors in order to preserve liquidity. Repayment of deferred amounts of interest, mortgage principal and amounts due certain vendors, which began in 2021, was completed at the end of 2022, with the exception of certain amounts that were deferred until the maturity of the applicable loan.

As of December 31, 2022, we had cash, cash equivalents and restricted cash of approximately $27.3 million, of which approximately $5.4 million was in restricted reserve accounts for cash collateral, capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt or secured notes).

On June 10, 2022, we sold the DoubleTree by Hilton Raleigh Brownstone – University which generated net proceeds of approximately $19.8 million, which we used to repay a portion of the Secured Notes and the associated repayment factor. Also in June 2022, we refinanced the Hotel Alba mortgage and generated proceeds of approximately $7.5 million, which we used to pay the remainder of the Secured Notes and accrued interest in combination with approximately $2.3 million of unrestricted and restricted cash.

On February 26, 2023, we amended the mortgage loan agreement on The Whitehall hotel located in Houston, TX with the existing lender, International Bank of Commerce. The amendment (i) extends the loan's maturity date to February 26, 2028; (ii) maintains a floating rate of interest of New York Prime Rate plus 1.25%; and (iii) subjects the interest rate to a floor rate of 7.50%. The mortgage loan continues to be guaranteed by the Operating Partnership. The amendment also requires us to establish a real estate tax reserve as well as a debt service reserve that approximates the aggregate amount of one year's debt service, which was initially established at approximately $1.5 million.

As of the date of this report, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended. We were in compliance with all loan covenants except the Debt Service Coverage Requirement (“DSCR”) covenant under the mortgage secured by The Whitehall and the DoubleTree by Hilton Philadelphia Airport. We have received a waiver of the financial covenants from the lender of the mortgage on The Whitehall, as well as the lender of the mortgage on the DoubleTree by Hilton Philadelphia Airport through December 31, 2022.

In 2023, the mortgages on the DoubleTree by Hilton Laurel and the DoubleTree by Hilton Philadelphia Airport mature. We intend to refinance the mortgages maturing in 2023 at the level of their existing indebtedness or request extensions at existing terms.

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

Mortgage Debt

As of December 31, 2022, we had a principal mortgage debt balance of approximately $321.9 million. The following table sets forth our mortgage debt obligations on our hotels.

	December 31,	Prepayment	Maturity	Amortization
Property	2022	Penalties	Date	Provisions	Interest Rate
The DeSoto (1)	$31,219,022	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	32,416,570	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	7,412,107	None	5/5/2023	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	39,413,672	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree Resort by Hilton Hollywood Beach (5)	52,724,475	(5)	10/1/2025	30 years	4.91%
Georgian Terrace (6)	40,492,622	(6)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (7)	24,756,400	None	6/30/2025	(7)	SOFR plus 2.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (8)	31,699,775	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (9)	47,534,606	Yes	10/1/2028	30 years	5.25%
The Whitehall (10)	14,226,067	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	321,895,316
Deferred financing costs, net	(1,480,779)
Unamortized premium on loan	67,566
Total Mortgage Loans, Net	$320,482,103

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

(5)	With limited exception, the note may not be prepaid prior to June 2025.
(6)	With limited exception, the note may not be prepaid prior to February 2025.
(7)

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

(8)

The note amortizes on a 25-year schedule after an initial interest-only period of one year and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(9)	Following a 5-year lockout, the note can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.
(10)	The note bears a floating interest rate of New York Prime Rate plus 1.25%, with a floor of 7.50%.

Financial Covenants

Mortgage Loans

Our mortgage loan agreements contain various financial covenants directly related to the financial performance of the collateralized properties. Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, disruption caused by renovation activity, major weather disturbances, general economic conditions as well as the changes in business travel patterns and demand following the global pandemic.

As described in “Liquidity and Capital Resources”, we failed to meet certain financial covenants under the mortgages secured by The Whitehall and the DoubleTree by Hilton Philadelphia Airport. We have received a waiver of the financial covenants from the lender of the mortgage on The Whitehall, as well as the lender of the mortgage on the DoubleTree by Hilton Philadelphia Airport, through December 31, 2022.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”, requiring substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap”.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$367,724	$68,750	$175,221	$67,951	$55,802
Unsecured Notes	2,648	1,324	1,324	-	-
Ground, building, parking garage, office and equipment leases	16,567	676	1,362	1,016	13,513
Totals	$386,939	$70,750	$177,907	$68,967	$69,315

Dividend Policy

Distributions to Stockholders and Holders of Units in the Operating Partnership. The Company has elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, the Company is required to make annual distributions to its stockholders of at least 90.0% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The Company’s ability to pay distributions to its stockholders will depend, in part, upon its receipt of distributions from the Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel manager. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments are equity ownership interests in hotels, which will result in depreciation and noncash charges against our income, a portion of our distributions may constitute a non-taxable return of capital. To the extent not inconsistent with maintaining the Company’s REIT status, our TRS Lessees may retain any after-tax earnings.

Distributions to Preferred Stockholders and Holder of Preferred Partnership Units in the Operating Partnership. The Company is obligated to pay distributions to its holders of Preferred Stock and the Operating Partnership is obligated to pay its preferred unit holder, the Company. Holders of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

In March 2020, we announced that the record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, originally set for March 31, 2020, with a payment date of April 15, 2020, had been deferred. No dividends have been declared since that date. The Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the outstanding preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside. As of December 31, 2022, the amount of cumulative unpaid dividends on our outstanding preferred shares was approximately $23.9 million and the aggregate liquidation preference with respect to our outstanding preferred shares was approximately $121.3 million. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates, except in the event of a change of control.

On January 24, 2023, the Company announced it will resume quarterly distributions to holders of its preferred stock and set a record date of February 28, 2023 and a payment date of March 15, 2023 for the preferred distributions declared in January 2020.

The Company expects that any reduction in the level of cumulative unpaid distributions will be made in the form of a series of special distributions. The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by the Company based upon a variety of factors deemed relevant by its directors and no assurance can be given that its distribution policy will not change in the future.

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

Our expenses, including hotel operating expenses, administrative expenses, real estate taxes, and property and casualty insurance are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy, liability insurance, property and casualty insurance, property tax rates, employee benefits, and some wages, which may vary at rates that differ from the general rate of inflation.

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

Critical Accounting Policies

Our consolidated financial statements, prepared in conformity with U.S. GAAP, require management to make estimates and assumptions that affect the reported amount of assets and liability at the date of our financial statements, the reported amounts of revenue and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies are critical because they require difficult, subjective and complex judgments and include estimates about matters that are inherently uncertain, involve various assumptions, require management judgment, and because they are important for understanding and evaluating our financial position, results of operations and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our historical experiences and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position or results of operations.

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

The COVID-19 pandemic has had, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2021. The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding its ability to maintain ownership of the property, growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. The Company also projected cash flows assuming an eventual disposition of the hotel based upon property-specific capitalization rates. As of December 31, 2021, the Company determined the Sheraton Louisville Riverside, to be impaired based on the proceeds received in a subsequent sale, as well as The Whitehall in Houston, Texas due to the lack of certainty regarding our ability to extend or refinance the mortgage which was set to mature in early 2023. The Company recognized an impairment loss of approximately $12.2 million during the period ended December 31, 2021. The impairment loss was determined using level 2 inputs under authoritative guidance for fair value measurements. No impairment loss was recognized for the year ended December 31, 2022.

Income Taxes. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. The MHI TRS Entities which leases our hotels from subsidiaries of the Operating Partnership, are subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of December 31, 2022, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of December 31, 2022 and 2021, deferred tax assets each totaled $0, respectively.

As of December 31, 2022, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2016 through 2020. In addition, as of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2021.

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

FFO and Adjusted FFO. Industry analysts and investors use FFO, as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, gains or losses from involuntary conversion of assets, plus certain non-cash items such as real estate asset depreciation and amortization or impairment, stock compensation costs and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2022, 2021, and 2020.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Net income (loss)	$33,959,848	$(28,539,640)	$(53,682,905)
Depreciation and amortization - real estate	18,593,359	19,838,017	19,825,382
Impairment of investment in hotel properties, net	—	12,201,461	—
Loss (gain) on disposal of assets	636,198	(158,286)	136,063
Gain on sale of hotel properties	(30,053,977)	—	—
Distributions to preferred stockholders	(7,634,219)	(7,541,891)	(8,755,642)
Gain on involuntary conversion of asset	(1,763,320)	(588,586)	(179,856)
FFO available to common stockholders and unitholders	$13,737,889	$(4,788,925)	$(42,656,958)
Decrease (increase) in deferred income taxes	—	—	5,412,084
Amortization	56,977	71,209	71,390
ESOP and stock - based compensation	998,424	689,547	754,111
Aborted offering costs	—	631,952	—
Termination (refund) fee	—	—	(19,709)
Unrealized (gain) loss on hedging activities	(2,918,207)	(1,493,841)	986,200
Loss on early debt extinguishment	5,944,881	—	—
Adjusted FFO available to common stockholders and unitholders	$17,819,964	$(4,890,058)	$(35,452,882)

Hotel EBITDA. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) loss on early debt extinguishment, (10) Paycheck Protection Program (PPP) debt forgiveness, (11) gain on exercise of development right, (12) corporate general and administrative expense, and (13) other operating revenue not related to our portfolio. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control. We believe hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2022, 2021, and 2020.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Net (loss) income	$33,959,848	$(28,539,640)	$(53,682,905)
Interest expense	19,772,802	22,686,694	18,056,874
Interest income	(189,291)	(147,025)	(210,426)
Income tax provision	522,355	27,392	5,280,443
Depreciation and amortization	18,650,336	19,909,226	19,896,772
Impairment of investment in hotel properties, net	—	12,201,461	—
Unrealized (gain) loss on hedging activities	(2,918,207)	(1,493,841)	986,200
Loss on early debt extinguishment	5,944,881	—	—
Gain on sale of hotel properties	(30,053,977)	—	—
Loss (gain) on disposal of assets	636,198	(158,286)	136,063
PPP loan forgiveness	(4,720,278)	—	—
Gain on involuntary conversion of asset	(1,763,320)	(588,586)	(179,856)
Corporate general and administrative expenses	6,621,221	6,997,166	6,492,526
Hotel EBITDA	$46,462,568	$30,894,561	$(3,224,309)

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

As of December 31, 2022, we had approximately $310.2 million of fixed-rate debt, including the mortgage on our DoubleTree by Hilton Philadelphia Airport hotel, which is fixed by an interest rate swap to 5.237%, the mortgage on our Hotel Alba Tampa, Tapestry Collection by Hilton, which is fixed by an interest rate swap to 5.576% and the PPP Loans of $2.5 million, with a fixed rate of 1.0% and approximately $14.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 4.83%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR, SOFR, and in Prime Rate. Assuming that the aggregate amount outstanding on the mortgage on The Whitehall remains at approximately $14.2 million, the balance at December 31, 2022, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month LIBOR, SOFR, and in Prime Rate, would be approximately $0.1 million.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on these criteria.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by COSO in 2013 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2022, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2023 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this annual report).

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

Information on the Company’s directors, executive officers and corporate governance is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Delinquent Section 16(a) Reports” contained in the Company’s 2023 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2023 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2023 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2022 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2013 Plan (1)	N/A	N/A	—
2022 Plan (2)	N/A	N/A	1,832,610
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	1,832,610
(1)
On February 4, 2021, we granted (i) 136,281 shares of common stock to our officers and employees, and (ii) 15,000 shares of restricted common stock to our independent directors, all of which vested on December 31, 2021.

On January 21, 2022, we granted (i) 168,037 shares of common stock to our independent directors, officers, and employees, and (ii) 15,000 shares of restricted common stock to our independent directors, all of which vested on December 31, 2022.

On February 15, 2022, we granted 7,231 shares of common stock to one of our employees.

On May 23, 2022, we granted 37,428 shares of common stock to our employees.

The remaining 4,840 shares were deregistered as of June 20, 2022.

(2)
The Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which the Company’s stockholders approved in April 2022, permits the grant of stock options, restricted stock, unrestricted stock and performance share compensation awards to its employees and directors for up to 2,000,000 shares of common stock.

On July 21, 2022 we granted 167,390 shares of common stock to our employees.

On January 12, 2023, we granted (i) 64,278 shares of common stock to one of our employees and our independent directors, and (ii) 15,000 shares of restricted common stock to our independent directors, which will vest on December 31, 2023. These shares are included in the number of securities remaining available for future issuance as of December 31, 2022.

On January 23, 2023, we granted 205,000 shares of restricted common stock to certain of our employees. These shares are included in the number of securities remaining available for future issuance as of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II – Ratification of Appointment of Accountants” in the Company’s 2023 Proxy Statement.

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

Exhibits
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

10.4

Amendment to Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC, Newport Hospitality Group, Inc. and Our Town Hospitality LLC (incorporated by reference to the document previously filed as Exhibit 10.21 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2019).

10.5

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

10.7

Executive Employment Agreement between Sotherly Hotels Inc. and David R. Folsom, dated as of January 1, 2020 (incorporated by reference to the document previously filed as Exhibit 10.25 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020). *

10.8

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

Exhibits

10.11

Promissory Note between MHI Hospitality TRS, LLC and Fifth Third Bank, National Association, dated as of April 28, 2020 (incorporated by reference to the document previously filed as Exhibit 10.17 to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 24, 2020).

10.12

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

10.14

First Amendment to Employment Agreement between Sotherly Hotels Inc. and Robert E. Kirkland IV, dated February 8, 2022 (incorporated by reference to the document previously filed as Exhibit 10.25 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2022). *

10.15

Third Amendment to Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC, and Our Town Hospitality LLC (incorporated by reference to the document previously filed as Exhibit 10.27 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2022).

10.16

Sotherly Hotels Inc. 2022 Long-Term Incentive Plan (incorporated by reference to the document previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 2022). *

10.17

Amendment to Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.18

Amendment to Employment Agreement between Sotherly Hotels Inc. and David R. Folsom, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.19

Amendment to Employment Agreement between Sotherly Hotels Inc. and Scott M. Kucinski, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.20

Amendment to Employment Agreement between Sotherly Hotels Inc. and Anthony E. Domalski, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.21

Second Amendment to Employment Agreement between Sotherly Hotels Inc. and Robert E. Kirkland IV, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

16.1

Letter from FORVIS, LLP, dated June 6, 2022 (incorporated by reference to the document previously filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2022.)

21.1	List of Subsidiaries of Sotherly Hotels Inc.

21.2	List of Subsidiaries of Sotherly Hotels LP.

23.1	Consent of FORVIS, LLP.

23.2	Consent of FORVIS, LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits
31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2023

SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors	March 21, 2023

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director	March 21, 2023

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 21, 2023

/s/ SCOTT M. KUCINSKI Scott M. Kucinski	Executive Vice President and Chief Operating Officer	March 21, 2023

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director	March 21, 2023

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director	March 21, 2023

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 21, 2023

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 21, 2023

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director	March 21, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2023

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors of the General Partner	March 21, 2023

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director of the General Partner	March 21, 2023

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer of the General Partner	March 21, 2023

/s/ SCOTT M. KUCINSKI Scott M. Kucinski	Executive Vice President and Chief Operating Officer of the General Partner	March 21, 2023

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director of the General Partner	March 21, 2023

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director of the General Partner	March 21, 2023

/s/ EDWARD S. STEIN Edward S. Stein	Director of the General Partner	March 21, 2023

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director of the General Partner	March 21, 2023

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director of the General Partner	March 21, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sotherly Hotels Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

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

Evaluation of investments in hotel properties for impairment

As of December 31, 2022, Investment in Hotel Properties was $365.1 Million. As discussed in Note 2 and 4 to the consolidated financial statements, the Company assesses the carrying values of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset and the carrying amount exceeds its fair market value, an adjustment to reduce the carrying amount to the related hotel property’s fair market value would be recorded and an impairment loss recognized.

We identified the Company’s evaluation of hotel properties for impairment as a critical audit matter. The principal considerations for our determination included the significant auditor judgments required to evaluate certain key inputs and assumptions used by the Company in developing their impairment assessment, specifically, the judgments related to the Company’s determination of growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment used in projecting cash flows from operations and capitalization rates utilized in determining eventual disposition.

The primary procedures we performed to address this critical audit matter included:

•
We obtained an understanding of and tested the design and effectiveness of internal controls over the Company’s impairment analysis.
•
We acquired an understanding of the Company’s impairment methodology to assess the life of the cash flows and recoverability of the investments in hotel properties.
•
We assessed the appropriateness of the significant assumptions and inputs, such as growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment based on Company-specific data and published industry data.
•
We tested the mathematical accuracy of management’s impairment analysis.
•
We performed a sensitivity analysis over the estimated capitalization rates obtained from published industry reports.
•
We reviewed the methodologies and assumptions utilized by the Company’s third-party specialist for reasonableness.

/s/ FORVIS, LLP

(Formerly, Dixon Hughes Goodman LLP)

We have served as the Company's auditor since 2016.

Richmond, Virginia

March 21, 2023

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021

ASSETS
Investment in hotel properties, net	$365,070,725	$375,885,224
Investment in hotel properties held for sale, net	—	22,870,487
Cash and cash equivalents	21,918,680	13,166,883
Restricted cash	5,422,950	12,411,654
Accounts receivable, net	5,844,904	4,822,187
Prepaid expenses, inventory and other assets	8,311,862	6,894,228
TOTAL ASSETS	$406,569,121	$436,050,663
LIABILITIES
Mortgage loans, net	$320,482,103	$351,170,883
Secured notes, net	—	19,128,330
Unsecured notes	2,545,975	7,609,934
Accounts payable and accrued liabilities	25,704,835	35,960,293
Advance deposits	2,233,013	1,552,942
Dividends and distributions payable	4,082,472	4,125,351
TOTAL LIABILITIES	$355,048,398	$419,547,733
Commitments and contingencies	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,510,000 shares issued and outstanding; aggregate liquidation preference $44,655,050 and $43,035,000, at December 31, 2022 and 2021, respectively.	14,641	15,100
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,384,610 shares issued and outstanding; aggregate liquidation preference $40,940,681 and $39,385,669, at December 31, 2022 and 2021, respectively.	13,461	13,846
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,165,000 shares issued and outstanding; aggregate liquidation preference $35,674,458 and $33,329,922, at December 31, 2022 and 2021, respectively.	11,631	11,650
Common stock, par value $0.01, 69,000,000 shares authorized, 18,951,525 shares issued and outstanding at December 31, 2022 and 17,441,058 shares issued and outstanding at December 31, 2021.	189,515	174,410
Additional paid-in capital	175,611,370	177,651,954
Unearned ESOP shares	(2,601,134)	(3,083,398)
Distributions in excess of retained earnings	(120,985,183)	(153,521,704)
Total Sotherly Hotels Inc. stockholders’ equity	52,254,301	21,261,858
Noncontrolling interest	(733,578)	(4,758,928)
TOTAL EQUITY	51,520,723	16,502,930
TOTAL LIABILITIES AND EQUITY	$406,569,121	$436,050,663

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020

REVENUE
Rooms department	$109,553,906	$88,625,659	$49,192,589
Food and beverage department	29,556,213	15,829,487	10,676,646
Other operating departments	26,967,185	23,132,778	11,633,341
Total revenue	166,077,304	127,587,924	71,502,576
EXPENSES
Hotel operating expenses
Rooms department	25,782,888	22,688,063	15,565,313
Food and beverage department	19,724,225	10,297,461	8,531,411
Other operating departments	9,296,056	8,607,594	5,142,853
Indirect	64,811,567	55,100,245	45,487,308
Total hotel operating expenses	119,614,736	96,693,363	74,726,885
Depreciation and amortization	18,650,336	19,909,226	19,896,772
Impairment of investment in hotel properties, net	—	12,201,461	—
Loss (gain) on disposal of assets	636,198	(158,286)	136,063
Corporate general and administrative	6,621,221	6,997,166	6,492,526
Total operating expenses	145,522,491	135,642,930	101,252,246
NET OPERATING INCOME (LOSS)	20,554,813	(8,055,006)	(29,749,670)
Other income (expense)
Interest expense	(19,772,802)	(22,686,694)	(18,056,874)
Interest income	189,291	147,025	210,426
Loss on early extinguishment of debt	(5,944,881)	—	—
Unrealized gain (loss) on hedging activities	2,918,207	1,493,841	(986,200)
PPP loan forgiveness	4,720,278	—	—
Gain on sale of hotel properties	30,053,977	—	—
Gain on involuntary conversion of assets	1,763,320	588,586	179,856
Net income (loss) before income taxes	34,482,203	(28,512,248)	(48,402,462)
Income tax provision	(522,355)	(27,392)	(5,280,443)
Net income (loss)	33,959,848	(28,539,640)	(53,682,905)
Less: Net (income) loss attributable to noncontrolling interest	(1,423,327)	2,318,166	4,489,341
Net income (loss) attributable to the Company	32,536,521	(26,221,474)	(49,193,564)
Undeclared distributions to preferred stockholders	(7,634,219)	(7,541,891)	(8,755,642)
Gain on extinguishment of preferred stock	64,518	361,476	—
Net income (loss) attributable to common stockholders	$24,966,820	$(33,401,889)	$(57,949,206)
Net income (loss) per share attributable to common stockholders:
Basic	$1.40	$(2.15)	$(4.05)
Diluted	$1.40	$(2.15)	$(4.05)
Weighted average number of common shares outstanding
Basic	17,802,772	15,531,684	14,312,049
Diluted	17,802,772	15,531,684	14,312,049

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2019	4,364,610	$43,646	14,272,378	$142,723	$180,515,861	$(4,105,637)	$(73,990,690)	$(1,198,732)	$101,407,171
Net loss	—	—	—	—	—	—	(49,193,564)	(4,489,341)	(53,682,905)
Issuance of restricted common stock awards	—	—	187,583	1,876	460,063	—	—	—	461,939
Issuance of unrestricted common stock awards	—	—	2,250	23	14,152	—	—	—	14,175
Conversion of units in Operating Partnership to shares of common stock	—	—	561,639	5,616	(505,699)	(322)	—	500,405	—
Amortization of ESOP shares	—	—	—	—	(264,717)	469,933	—	—	205,216
Amortization of restricted stock award	—	—	—	—	72,780	—	—	—	72,780
Preferred stock dividends declared	—	—	—	—	—	—	(2,188,910)	—	(2,188,910)
Common stockholders' dividends and distributions declared	—	—	—	—	—	—	(1,927,066)	(161,095)	(2,088,161)
Balances at December 31, 2020	4,364,610	$43,646	15,023,850	$150,238	$180,292,440	$(3,636,026)	$(127,300,230)	$(5,348,763)	$44,201,305
Net loss	—	—	—	—	—	—	(26,221,474)	(2,318,166)	(28,539,640)
Issuance of common stock awards	—	—	151,281	1,513	443,253	—	—	—	444,766
Conversion of units in Operating Partnership to shares of common stock	—	—	32,781	328	(2,908,329)	—	—	2,908,001	—
Amortization of ESOP shares	—	—	—	—	(380,628)	552,628	—	—	172,000
Amortization of restricted stock award	—	—	—	—	72,780	—	—	—	72,780
Extinguishment of preferred stock	(305,000)	(3,050)	2,233,146	22,331	132,438	—	—	—	151,719
Balances at December 31, 2021	4,059,610	$40,596	17,441,058	$174,410	$177,651,954	$(3,083,398)	$(153,521,704)	$(4,758,928)	$16,502,930
Net income	—	—	—	—	—	—	32,536,521	1,423,327	33,959,848
Issuance of common stock awards	—	—	395,086	3,951	794,735	—	—	—	798,686
Conversion of units in Operating Partnership to shares of common stock	—	—	308,532	3,085	(2,605,108)	—	—	2,602,023	—
Amortization of ESOP shares	—	—	—	—	(355,306)	482,264	—	—	126,958
Amortization of restricted stock award	—	—	—	—	72,780	—	—	—	72,780
Extinguishment of preferred stock	(86,300)	(863)	806,849	8,069	52,315	—	—	—	59,521
Balances at December 31, 2022	3,973,310	$39,733	18,951,525	$189,515	$175,611,370	$(2,601,134)	$(120,985,183)	$(733,578)	$51,520,723
The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020

Cash flows from operating activities:
Net Income (loss)	$33,959,848	$(28,539,640)	$(53,682,905)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,650,336	19,909,226	19,896,772
Impairment of investment in hotel properties, net	—	12,201,461	—
Amortization of deferred financing costs	1,293,092	1,029,306	572,696
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Gain on involuntary conversion of assets	(1,763,320)	(588,586)	(179,856)
Unrealized (gain) loss on hedging activities	(2,918,207)	(1,493,841)	986,200
Loss on early extinguishment of debt	5,944,881	—	—
PPP loan forgiveness	(4,720,278)	—	—
Gain on sale of assets	(30,053,977)	—	—
Loss (gain) on disposal of assets	633,803	(158,286)	136,063
ESOP and stock - based compensation	998,424	689,547	754,111
Changes in assets and liabilities:
Accounts receivable	(1,439,886)	(2,640,487)	3,032,703
Prepaid expenses, inventory and other assets	(1,597,055)	719,031	(2,197,874)
Deferred income taxes	—	—	5,412,084
Accounts payable and other accrued liabilities	(12,984,231)	1,630,584	15,152,165
Advance deposits	680,071	(411,131)	(821,265)
Accounts receivable - affiliate	—	—	(300,153)
Net cash provided by (used in) operating activities	6,658,820	2,322,503	(11,263,940)
Cash flows from investing activities:
Proceeds from sale of hotel properties	52,403,981	—	—
Improvements and additions to hotel properties	(7,964,630)	(3,176,841)	(4,015,514)
Proceeds from involuntary conversion	2,180,489	588,586	179,856
Proceeds from sale of assets	35,327	200,500	56,677
Net cash provided by (used in) investing activities	46,655,167	(2,387,755)	(3,778,981)
Cash flows from financing activities:
Proceeds from mortgage loans	7,777,475	—	—
Proceeds from secured notes	—	—	20,000,000
Proceeds from unsecured notes	—	—	10,719,100
Payments on mortgage loans	(38,507,799)	(6,528,078)	(2,609,861)
Payments on secured notes	(20,000,000)	—	—
Payments on unsecured notes	(461,181)	(3,109,166)	—
Payments of deferred financing costs	(359,389)	(19,513)	(1,560,680)
Dividends on common stock and distributions paid	—	—	(2,000,418)
Preferred dividends paid	—	—	(2,188,910)
Net cash (used in) provided by financing activities	(51,550,894)	(9,656,757)	22,359,231
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,763,093	(9,722,009)	7,316,310
Cash, cash equivalents and restricted cash at the beginning of the period	25,578,537	35,300,546	27,984,236
Cash, cash equivalents and restricted cash at the end of the period	$27,341,630	$25,578,537	$35,300,546
Supplemental disclosures:
Cash paid during the period for interest	$23,277,738	$19,897,847	$9,543,748
Cash paid (received) during the period for income taxes	$26,000	$20,200	$(21,078)
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$56,914	$353,028	$542,102

	2022	2021	2020
Cash and cash equivalents	$21,918,680	$13,166,883	$25,297,771
Restricted cash	5,422,950	12,411,654	10,002,775
Cash, cash equivalents and restricted cash at the end of the period	$27,341,630	$25,578,537	$35,300,546

The accompanying notes are an integral part of these financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner of Sotherly Hotels LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP and subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

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

Evaluation of investments in hotel properties for impairment

As of December 31, 2022, Investment in Hotel Properties was $365.1 Million. As discussed in Note 2 and 4 to the consolidated financial statements, the Company assesses the carrying values of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset and the carrying amount exceeds its fair market value, an adjustment to reduce the carrying amount to the related hotel property’s fair market value would be recorded and an impairment loss recognized.

We identified the Company’s evaluation of hotel properties for impairment as a critical audit matter. The principal considerations for our determination included the significant auditor judgments required to evaluate certain key inputs and assumptions used by the Company in developing their impairment assessment, specifically, the judgments related to the Company’s determination of growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment used in projecting cash flows from operations and capitalization rates utilized in determining eventual disposition.

The primary procedures we performed to address this critical audit matter included:

•
We obtained an understanding of and tested the design and effectiveness of internal controls over the Company’s impairment analysis.
•
We acquired an understanding of the Company’s impairment methodology to assess the life of the cash flows and recoverability of the investments in hotel properties.
•
We assessed the appropriateness of the significant assumptions and inputs, such as growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment based on Company-specific data and published industry data.
•
We tested the mathematical accuracy of management’s impairment analysis.
•
We performed a sensitivity analysis over the estimated capitalization rates obtained from published industry reports.
•
We reviewed the methodologies and assumptions utilized by the Company’s third-party specialist for reasonableness.

/s/ FORVIS, LLP

(Formerly, Dixon Hughes Goodman LLP)

We have served as the Partnership’s auditor since 2016.

Richmond, Virginia

March 21, 2023

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021

ASSETS
Investment in hotel properties, net	$365,070,725	$375,885,224
Investment in hotel properties held for sale, net	—	22,870,487
Cash and cash equivalents	21,918,680	13,166,883
Restricted cash	5,422,950	12,411,654
Accounts receivable, net	5,844,904	4,822,187
Loan receivable - affiliate	2,650,526	3,157,172
Prepaid expenses, inventory and other assets	8,311,862	6,894,228
TOTAL ASSETS	$409,219,647	$439,207,835
LIABILITIES
Mortgage loans, net	$320,482,103	$351,170,883
Secured loan, net	—	19,128,330
Unsecured notes, net	2,545,975	7,609,934
Accounts payable and other accrued liabilities	25,704,835	35,960,293
Advance deposits	2,233,013	1,552,942
Dividends and distributions payable	4,082,472	4,125,351
TOTAL LIABILITIES	$355,048,398	$419,547,733

Commitments and contingencies (see Note 6)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,510,000 units issued and outstanding; aggregate liquidation preference $44,655,050 and $43,035,000, at December 31, 2022 and 2021, respectively.	$34,344,086	$35,420,784
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,384,610 units issued and outstanding; aggregate liquidation preference $40,940,681 and $39,385,669, each at December 31, 2022 and 2021, respectively.	31,571,778	32,474,760
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,165,000 units issued and outstanding; aggregate liquidation preference $35,674,458 and $33,329,922, each at December 31, 2022 and 2021, respectively.	27,504,901	27,549,832
General Partner: 197,767 units and 185,748 units issued and outstanding as of December 31, 2022 and 2021, respectively.	(106,022)	(469,805)
Limited Partners: 19,578,946 units and 18,389,030 units issued and outstanding as of December 31, 2022 and 2021, respectively.	(39,143,494)	(75,315,469)
TOTAL PARTNERS’ CAPITAL	54,171,249	19,660,102
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$409,219,647	$439,207,835

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020

REVENUE
Rooms department	$109,553,906	$88,625,659	$49,192,589
Food and beverage department	29,556,213	15,829,487	10,676,646
Other operating departments	26,967,185	23,132,778	11,633,341
Total revenue	166,077,304	127,587,924	71,502,576
EXPENSES
Hotel operating expenses
Rooms department	25,782,888	22,688,063	15,565,313
Food and beverage department	19,724,225	10,297,461	8,531,411
Other operating departments	9,296,056	8,607,594	5,142,853
Indirect	64,811,567	55,100,245	45,487,308
Total hotel operating expenses	119,614,736	96,693,363	74,726,885
Depreciation and amortization	18,650,336	19,909,226	19,896,772
Impairment of investment in hotel properties, net	—	12,201,461	—
Loss (gain) on disposal of assets	636,198	(158,286)	136,063
Corporate general and administrative	6,621,221	6,997,166	6,492,526
Total operating expenses	145,522,491	135,642,930	101,252,246
NET OPERATING INCOME (LOSS)	20,554,813	(8,055,006)	(29,749,670)
Other income (expense)
Interest expense	(19,772,802)	(22,686,694)	(18,056,874)
Interest income	189,291	147,025	210,426
Loss on early extinguishment of debt	(5,944,881)	—	—
Unrealized gain (loss) on hedging activities	2,918,207	1,493,841	(986,200)
PPP loan forgiveness	4,720,278	—	—
Gain on sale of hotel properties	30,053,977	—	—
Gain on involuntary conversion of assets	1,763,320	588,586	179,856
Net income (loss) before income taxes	34,482,203	(28,512,248)	(48,402,462)
Income tax provision	(522,355)	(27,392)	(5,280,443)
Net income (loss)	33,959,848	(28,539,640)	(53,682,905)
Undeclared distributions to preferred unit holders	(7,634,219)	(7,541,891)	(8,755,642)
Gain on extinguishment of preferred units	64,518	361,476	—
Net income (loss) attributable to general and limited partnership unit holders	$26,390,147	$(35,720,055)	$(62,438,547)
Net income (loss) attributable per general and limited partner unit:
Basic	$1.36	$(2.08)	$(3.89)
Diluted	$1.36	$(2.08)	$(3.89)
Weighted average number of general and limited partner units outstanding
Basic	19,266,320	17,186,789	16,065,499
Diluted	19,266,320	17,186,789	16,065,499

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2019	4,364,610	$37,766,531	$36,461,955	$28,377,509	160,006	$315,959	15,840,512	$2,636,363	$105,558,317
Issuance of partnership units	—	—	—	—	1,898	4,761	187,935	471,352	476,113
Amortization of restricted units award	—	—	—	—	—	728	—	72,052	72,780
Unit based compensation	—	—	—	—	—	(1,997)	—	(197,678)	(199,675)
Preferred units distributions declared	—	(805,000)	(765,160)	(618,750)	—	—	—	—	(2,188,910)
Partnership units distributions declared	—	—	—	—	—	(19,271)	—	(2,068,890)	(2,088,161)
Net loss	—	805,000	765,160	618,750	—	(558,718)	—	(55,313,097)	(53,682,905)
Balances at December 31, 2020	4,364,610	$37,766,531	$36,461,955	$28,377,509	161,904	$(258,538)	16,028,447	$(54,399,898)	$47,947,559
Issuance of partnership units	—	—	—	—	1,513	4,448	149,768	440,318	444,766
Amortization of restricted units award	—	—	—	—	—	728	—	72,052	72,780
Unit based compensation	—	—	—	—	—	(4,171)	—	(412,911)	(417,082)
Extinguishment of preferred units	(305,000)	(2,345,747)	(3,987,195)	(827,677)	22,331	73,124	2,210,815	7,239,214	151,719
Net loss	—	—	—	—	—	(285,396)	—	(28,254,244)	(28,539,640)
Balances at December 31, 2021	4,059,610	$35,420,784	$32,474,760	$27,549,832	185,748	$(469,805)	18,389,030	$(75,315,469)	$19,660,102
Issuance of partnership units	—	—	—	—	3,951	7,987	391,135	790,699	798,686
Amortization of restricted units award	—	—	—	—	—	728	—	72,052	72,780
Unit based compensation	—	—	—	—	—	(5,025)	—	(374,663)	(379,688)
Extinguishment of preferred units	(86,300)	(1,076,698)	(902,982)	(44,931)	8,068	20,495	798,781	2,063,637	59,521
Net income	—	—	—	—	—	339,598	—	33,620,250	33,959,848
Balances at December 31, 2022	3,973,310	$34,344,086	$31,571,778	$27,504,901	197,767	$(106,022)	19,578,946	$(39,143,494)	$54,171,249

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020

Cash flows from operating activities:
Net income (loss)	$33,959,848	$(28,539,640)	$(53,682,905)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,650,336	19,909,226	19,896,772
Impairment of investment in hotel properties, net		12,201,461	-
Amortization of deferred financing costs	1,293,092	1,029,306	572,696
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Gain on involuntary conversion of assets	(1,763,320)	(588,586)	(179,856)
Unrealized (gain) loss on hedging activities	(2,918,207)	(1,493,841)	986,200
Loss on early extinguishment of debt	5,944,881	—	—
PPP loan forgiveness	(4,720,278)	—	—
Gain on sale of assets	(30,053,977)	—	—
Loss (gain) on disposal of assets	633,803	(158,286)	136,063
ESOP and unit - based compensation	491,778	100,465	349,217
Changes in assets and liabilities:
Accounts receivable	(1,439,886)	(2,640,487)	3,032,703
Prepaid expenses, inventory and other assets	(1,597,055)	719,031	(2,197,874)
Deferred income taxes	—	—	5,412,084
Accounts payable and other accrued liabilities	(12,984,231)	1,630,584	15,152,165
Advance deposits	680,071	(411,131)	(821,265)
Accounts receivable - affiliate	—	—	(300,153)
Net cash provided by (used in) operating activities	6,152,174	1,733,421	(11,668,834)
Cash flows from investing activities:
Proceeds from sale of hotel properties	52,403,981	—	—
Improvements and additions to hotel properties	(7,964,630)	(3,176,841)	(4,015,514)
ESOP loan payments received	506,646	589,082	463,376
Proceeds from involuntary conversion	2,180,489	588,586	179,856
Proceeds from sale of assets	35,327	200,500	56,677
Net cash provided by (used in) investing activities	47,161,813	(1,798,673)	(3,315,605)
Cash flows from financing activities:
Proceeds from mortgage loans	7,777,475	—	—
Proceeds from secured notes	—	—	20,000,000
Proceeds from unsecured notes	—	—	10,719,100
Payments on mortgage loans	(38,507,799)	(6,528,078)	(2,609,861)
Payments on secured notes	(20,000,000)	—	—
Payments on unsecured notes	(461,181)	(3,109,166)	—
Payments of deferred financing costs	(359,389)	(19,513)	(1,560,680)
Dividends on common stock and distributions paid	—	—	(2,058,900)
Preferred dividends paid	—	—	(2,188,910)
Net cash (used in) provided by financing activities	(51,550,894)	(9,656,757)	22,300,749
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,763,093	(9,722,009)	7,316,310
Cash, cash equivalents and restricted cash at the beginning of the period	25,578,537	35,300,546	27,984,236
Cash, cash equivalents and restricted cash at the end of the period	$27,341,630	$25,578,537	$35,300,546
Supplemental disclosures:
Cash paid during the period for interest	$23,157,605	$19,630,506	$9,541,533
Cash paid (received) during the period for income taxes	$26,000	$20,200	$(21,078)
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$56,914	$353,028	$542,102

	2022	2021	2020
Cash and cash equivalents	$21,918,680	$13,166,883	$25,297,771
Restricted cash	5,422,950	12,411,654	10,002,775
Cash, cash equivalents and restricted cash at the end of the period	$27,341,630	$25,578,537	$35,300,546

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of December 31, 2022, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the Hilton, DoubleTree and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2022, was approximately 95.8% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. For the years ended December 31, 2022, 2021, and 2020, the MHI TRS Entities engaged eligible independent hotel management companies, MHI Hotels Services, LLC, which did business as Chesapeake Hospitality (“Chesapeake Hospitality”); Highgate Hotels, L.P.; and Our Town Hospitality, LLC (“Our Town”) to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. is treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. As of December 31, 2022, Our Town was the manager of each of our ten wholly-owned hotels and our two condominium hotel rental programs.

All references in these “Notes to Consolidated Financial Statements” to “we,” “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant Transactions

Significant transactions occurring during the current and two prior fiscal years include the following:

Between April 16 and May 6, 2020, the Company received proceeds of three separate PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act totaling approximately $10.7 million. Each PPP Loan had an initial term of two years with the ability to extend the loan to five years, if not completely forgiven and carries an interest rate of 1.00%. Equal payments of principal and interest were to begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. On December 9, 2022, the Company was notified it had received forgiveness for one of its PPP Loans in the principal amount of approximately $4.6 million. On February 3, 2023, the Company was notified it has received forgiveness for another PPP Loan in the principal amount of approximately $0.3 million.

On December 31, 2020, we entered into the following agreements with KWHP SOHO, LLC ("KW") and MIG SOHO, LLC (together, the "Investors"): (i) a Note Purchase Agreement with the Investors; (ii) the Secured Notes; (iii) a Pledge and Security Agreement with KW; (iv) a Board Observer Agreement with KW; and (v) other ancillary agreements. These agreements constituted a transaction whereby the Investors purchased $20.0 million in Secured Notes (the "Secured Notes") from the Operating Partnership. On June 29, 2022, the Company satisfied and paid in full the Secured Notes.

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

On June 10, 2022, we closed the sale of the DoubleTree by Hilton Raleigh-Brownstone University hotel. The Company used approximately $18.6 million of the net cash proceeds from the sale of the hotel to repay the existing mortgage on the property and approximately $19.8 million of the net cash proceeds to repay a portion of the Secured Notes with the Investors as required by the terms of the Secured Notes. The Company used the remaining net cash proceeds general corporate purposes. The Investors received approximately $19.8 million of the proceeds from the sale of the hotel, of which approximately $13.3 million was applied toward principal, approximately $6.3 million was applied toward the exit fee owed under the Secured Notes, and approximately $0.2 million was applied toward accrued interest. Additionally, the terms of the Secured Notes allowed for the release of a portion of the interest reserves in the amount of approximately $1.6 million, of which approximately $1.1 million was applied toward principal and approximately $0.5 million was applied toward the exit fee.

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

From June 21, 2021 through August 24, 2022, the Company entered into various privately-negotiated share exchange agreements with holders of its Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to those share exchange agreements, the Company has exchanged an aggregate of 3,0393,995 shares of its common stock for 145,900 shares of the Series B Preferred Stock, 208,500 shares of the Series C Preferred Stock, and 36,900 shares of the Series D Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock. The common stock was issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

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

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties which are recorded at fair value on the acquisition date and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project, which constitute additions or improvements that extend the life of the property, are capitalized.

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

The COVID-19 pandemic has had, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2021. The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding its ability to maintain ownership of the property, growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. The Company also projected cash flows assuming an eventual disposition of the hotel based upon property-specific capitalization rates. As of December 31, 2021, the Company determined the Sheraton Louisville Riverside, to be impaired based on the proceeds received in a subsequent sale, as well as The Whitehall in Houston, Texas due to the lack of certainty regarding our ability to extend or refinance the mortgage which was set to mature in early 2023. The Company recognized an impairment loss of approximately $12.2 million during the period ended December 31, 2021. The impairment loss was determined using level 2 inputs under authoritative guidance for fair value measurements. No impairment loss was recognized for the year ended December 31, 2022.

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2022 and 2021 were approximately $241,038 and $294,390, respectively. Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $48,852, $59,482 and $59,482, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were two non-recurring or infrequent asset valuations and no non-recurring liabilities for fair value measurements as of December 31, 2022 and 2021, respectively):

	Level 1	Level 2	Level 3
December 31, 2021
Interest rate cap (1)	$—	$47	$—
Interest rate swap (2)	$—	$(1,537,319)	$—
Mortgage loans (3)	$—	$(355,496,444)	$—
Investment in hotel properties, net(4)	$—	$23,000,000	$—
Investment in hotel properties held for sale, net(5)	$—	$11,063,952	$—

December 31, 2022
Interest rate swaps (2)	$—	$1,308,503	$—
Mortgage loans (3)	$—	$(306,300,855)	$—

(1)
Interest rate cap, which caps the 1-month LIBOR rate at 3.25%.

(2)
Interest rate swaps, one of which swaps the Loan Rate for a fixed interest rate of 5.237% for the DoubleTree by Hilton Philadelphia Airport mortgage and is valued at December 31, 2022 and December 31, 2021, and the other which swaps the Loan Rate for a fixed rate of 5.576% for the Hotel Alba Tampa mortgage and is valued only at December 31, 2022. Notional amounts of the swaps approximate the declining balance of the loan.
(3)
Mortgage loans had a carrying value on our Consolidated Balance Sheets of $320,482,103 and $351,170,883, as of December 31, 2022 and December 31, 2021, respectively.
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

Certain ancillary services are provided by third parties and the Company assessed whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the gross commission earned from the third party. If the Company is the principal, the Company recognizes based upon the gross sales price. With respect to the hotel condominium rental programs the Company operates at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences, the Company has determined that it is an agent and recognizes revenue based on its share of revenue earned under the rental agency agreement.

Certain of the Company’s hotels have retail spaces, restaurants or other spaces which the Company leases to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included in other operating revenues in the Company’s consolidated statements of operations.

The Company collects revenue, sales taxes, use taxes, occupancy taxes and similar taxes at its hotels which are reflected in revenue on a net basis on the consolidated statements of operations.

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, portions of our parking facilities, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statement of operations pursuant to the terms of each lease. Lease revenue was approximately $1.3 million, $1.7 million and $1.4 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

December 31, 2023	1,370,292
December 31, 2024	1,367,550
December 31, 2025	1,339,747
December 31, 2026	1,330,479
December 31, 2027	1,327,226
December 31, 2028 and thereafter	19,575,361
Total	26,310,655

Lessee Accounting – The Company’s operating lease agreements primarily include the ground lease on the Hyatt Centric Arlington, the parking garage lease in Hollywood, Florida at the Hyde Beach House Resort & Residences, and the corporate office lease. The assets are classified as “right of use assets”, which represent our right to use an underlying asset and the operating lease liability, which represent our obligation to make lease payments arising from the lease, is classified within “accounts payable and other accrued liabilities”. Right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right of use assets and operating lease liabilities are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit financing rate, we use our incremental borrowing cost based on information available at the commencement date using our actual borrowing rates commensurate with the lease terms and fully levered borrowing to determine present value. Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised.

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. The MHI TRS Entities which leases our hotels from subsidiaries of the Operating Partnership, are subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of December 31, 2022, we determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences; therefore, a 100% valuation allowance is required.

As of December 31, 2022, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2011 through 2021. In addition, as of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2021.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permitted the grant of stock options, restricted stock and performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. The Company believes that stock awards align the interests of its employees with those of its stockholders.

Under the 2013 Plan, the Company made cumulative stock awards totaling 745,160 shares, of which 316,333 were originally restricted. As of December 31, 2022, there were 45,000 restricted shares to certain executives, directors, and employees, and 700,160 non-restricted shares issued to certain executives, directors and employees. All awards have vested except for 45,000 shares issued to certain executives, which will vest over the next 7 years. The remaining 4,840 shares have been deregistered.

Under the 2013 Plan, the Company was authorized to issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2022, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.

The Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which the Company’s stockholders approved in April 2022, permits the grant of stock options, restricted stock, unrestricted stock and performance share compensation awards to its employees and directors for up to 2,000,000 shares of common stock.

Under the 2022 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2022, 167,390 service-based stock awards have been granted.

Total stock-based compensation cost recognized under the 2013 Plan and 2022 Plan for the years ended December 31, 2022, 2021, and 2020 was $871,466, $517,546 and $548,894, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned

ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the years ended December 31, 2022, 2021, and 2020 the ESOP compensation cost was $140,703, $172,000 and $175,367, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

Advertising – Advertising costs, including digital advertising, were approximately $2.2 million, $2.0 million and $1.4 million, for the years ended December 31, 2022, 2021, and 2020, respectively and are expensed as incurred.

Business Interruption Proceeds – Insurance recoveries for business interruption were recognized during the years ended December 31, 2022, 2021, and 2020, for $62,010, $200,000, and $85,517, respectively. The insurance proceeds were reflected in the statement of operations in other operating departments revenues.

Involuntary Conversion of Assets – The Company record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the years ending December 31, 2022, 2021, and 2020, we recognized approximately $1.8 million, $0.6 million and $0.2 million, respectively, for gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

New Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13, Financial Instruments -Credit Losses(Topic 326), which replaced the existing "incurred loss" approach with an "expected loss" model for financial instruments measured at amortized cost. For trade and other receivables, the forward looking "expected loss" model will generally result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments -Credit Losses, which clarified that operating lease receivables accounted for under ASC 842 are not in the scope of ASU 2016-13. We do not expect adoption of this standard to have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract. In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment. As of December 31, 2022, we have not entered into any contract modification as it directly relates to reference rate reform, with the exception of a modification to the mortgages on The Whitehall in Houston, Texas, which changed the reference rate from LIBOR to the New York Prime Rate, and on Hotel Alba Tampa, Tapestry Collection in Tampa, Florida, which changed the reference rate from LIBOR to SOFR. On March 14, 2023, the Company modified the floating-rate mortgage on the DoubleTree by Hilton Philadelphia Airport to change the reference rate from 1-month LIBOR to SOFR. The Company anticipates no additional loan modifications will be required.

3. Disposal of Assets

Sheraton Louisville Riverside and DoubleTree by Hilton Raleigh-Brownstone University. On February 10, 2022 and June 10, 2022, we closed on the sale of our hotel properties the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh-Brownstone University, respectively. The results of operations for these two properties are included in our consolidated financial statements through the date of disposal. The following proforma financial information presents the results of operations of the Company and the Operating Partnership for the years ending December 31, 2022 and 2021, respectively, as if the disposition of properties, the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh-Brownstone University, had taken place on January 1, 2021. The following proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations, had the transactions taken place on January 1, 2021:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2022	December 31, 2021
	(unaudited)	(unaudited)
Pro forma revenues	$162,852,282	$118,839,373
Pro forma operating expenses	$143,126,315	$121,773,659
Pro forma operating expense (income)	$19,725,967	$(2,934,286)
Pro forma net income (loss)	$7,090,465	$(21,984,647)
Pro forma income (loss) per basic share	$0.40	$(1.42)
Pro forma income (loss) per diluted share	$0.40	$(1.42)
Pro forma income (loss) per basic unit	$0.37	$(1.28)
Pro forma income (loss) per diluted unit	$0.37	$(1.28)
Basic common shares	17,802,772	15,531,684
Diluted common shares	17,802,772	15,531,684
Basic units	19,266,320	17,186,789
Diluted units	19,266,320	17,186,789

4. Investment in Hotel Properties, Net and Investment in Hotel Properties Held for Sale, Net

Investment in hotel properties, net as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021

Land and land improvements	$60,934,859	$60,395,168
Buildings and improvements	412,717,919	407,310,530
Right of use assets	5,199,845	5,711,607
Furniture, fixtures and equipment	51,292,107	50,505,902
	530,144,730	523,923,207
Less: accumulated depreciation and impairment	(165,074,005)	(148,037,983)
Investment in Hotel Properties, Net	$365,070,725	$375,885,224

Our review of possible impairment during the years ended December 31, 2022 and 2021, resulted in an impairment charge of approximately $12.2 million, related to the Sheraton Louisville Riverside and The Whitehall in Houston, Texas during the year ended December 31, 2021.

Investment in hotel properties held for sale, net as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021

Land and land improvements	$—	$5,799,197
Buildings and improvements	—	36,115,121
Furniture, fixtures and equipment	—	5,743,949
	—	47,658,267
Less: accumulated depreciation and impairment	—	(24,787,780)
Investment in Hotel Properties Held for Sale, Net	$—	$22,870,487

5. Debt

Mortgage Loans, Net. As of December 31, 2022 and 2021, the Company had approximately $320.5 million and approximately $351.2 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2022	2021	Penalties	Date	Provisions	Rate
The DeSoto (1)	$31,219,022	$32,148,819	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	32,416,570	33,051,316	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	7,412,107	8,175,215	None	5/5/2023	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	39,413,672	40,734,077	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree by Hilton Raleigh- Brownstone University (5)	—	18,300,000	Yes	8/1/2022	(5)	LIBOR plus 4.00%
DoubleTree Resort by Hilton Hollywood Beach (6)	52,724,475	54,253,963	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (7)	40,492,622	41,484,732	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (8)	24,756,400	17,383,397	None	6/30/2025	(8)	SOFR plus 2.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (9)	31,699,775	32,604,948	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (10)	47,534,606	48,990,136	Yes	10/1/2028	30 years	5.25%
Sheraton Louisville Riverside (11)	—	10,947,366	Yes	12/1/2026	25 years	4.27%
The Whitehall (12)	14,226,067	14,551,671	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$321,895,316	$352,625,640
Deferred financing costs, net	(1,480,779)	(1,547,004)
Unamortized premium on loan	67,566	92,247
Total Mortgage Loans, Net	$320,482,103	$351,170,883

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

(5)	The DoubleTree by Hilton Raleigh-Brownstone University was sold on June 10, 2022.
(6)	With limited exception, the note may not be prepaid prior to June 2025.
(7)	With limited exception, the note may not be prepaid prior to February 2025.
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

(10)	Following a 5-year lockout, the note can be prepaid with penalty in years 6-10 and without penalty during the final 4 months of the term.
(11)	The Sheraton Louisville Riverside was sold on February 10, 2022.
(12)	The note bears a floating interest rate of New York Prime Rate plus 1.25%, with a floor of 7.50%.

As of December 31, 2022, the Company failed to meet certain financial covenants under the mortgages secured by The Whitehall and the DoubleTree by Hilton Philadelphia Airport. The Company has received waivers of the financial covenants from each lender, through December 31, 2022. In 2023, the mortgages on the Whitehall, the DoubleTree by Hilton Laurel, and the DoubleTree by Hilton Philadelphia Airport mature. We intend to either refinance the mortgages maturing in 2023 at the level of their existing indebtedness or request extensions at existing terms.

Total future mortgage debt maturities, including with respect to any extensions of loan maturity, as of December 31, 2022 were as follows:

December 31, 2023	53,555,486
December 31, 2024	38,069,572
December 31, 2025	116,084,892
December 31, 2026	58,588,970
December 31, 2027	1,757,220
December 31, 2028 and thereafter	53,839,176
Total future maturities	$321,895,316

PPP Loans. Between April 16 and May 6, 2020, the Operating Partnership and certain of its subsidiaries received proceeds of three separate PPP Loans administered by the U.S. Small Business Administration pursuant to the CARES Act totaling approximately $10.7 million. Each PPP Loan had an initial term of two years with the ability to extend the loan to five years, if not forgiven and carries an interest rate of 1.00%. Equal payments of principal and interest were to begin no later than 10 months following origination of the loan and are amortized over the remaining term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note for each PPP Loan contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.

Under the terms of the CARES Act, each borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan, which is determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. On December 9, 2022, the Company was notified it had received principal debt forgiveness in the amount of approximately $4.6 million. As of December 31, 2022, the Company had two outstanding applications for forgiveness totaling approximately $0.6 million. No assurance is provided that the Company will obtain forgiveness under any relevant PPP Loan in whole or in part. As of December 31, 2022 and 2021, the Company had principal balances outstanding which totaled approximately $2.5 million and $7.6 million, respectively.

Secured Notes Financing. On December 31, 2020, we entered into a transaction whereby certain investors purchased $20.0 million in Secured Notes from the Operating Partnership.

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

6. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the years ended December 31, 2022, 2021, and 2020 was $83,932, $83,932 and $74,809, respectively.

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

We lease land adjacent to the Hotel Alba Tampa, Tapestry Collection by Hilton for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2019 and expires in July 2024. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the years ended December 31, 2022, 2021, and 2020 was $2,608, $2,575 and $2,604, respectively.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent was offset by a tenant improvement allowance of $200,000, that was applied against one-half of each monthly rent payment until the tenant improvement allowance was exhausted in 2021. Rent expense for the years ended December 31, 2022, 2021, and 2020 was each $223,607.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires in 2025. We have exercised our option on the first of five renewal periods of 10 years each. Rent expense for the years ended December 31, 2022, 2021, and 2020, was $501,042, $232,588 and $153,019, respectively.

We entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House Resort & Residences. The parking and cabana management agreement, which is treated for accounting purposes as an embedded lease, requires us to make rental payments of $270,100 per year in base rent. The initial term of the parking garage and cabana lease expires in 2039 and may be extended for four additional renewal periods of 5 years each. Rent expense for the years ended December 31, 2022, 2021, and 2020, was $271,000, $271,000 and $85,166, respectively.

We also lease certain furniture and equipment under financing arrangements expiring by December 2027.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2023	$675,927
December 31, 2024	678,300
December 31, 2025	683,348
December 31, 2026	673,413
December 31, 2027	342,503
December 31, 2028 and thereafter	13,512,577
Total	$16,566,068

Employment Agreements— The Company has entered into various employment contracts with employees that could result in obligations to us in the event of a change in control or termination without cause.

Management Agreements – As of December 31, 2022, all ten of our wholly-owned hotels, and our two condominium hotel rental programs, operated under management agreements with Our Town (see Note 9). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2022, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently expire between October 2024 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach, the Hyatt Centric Arlington and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington.

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

Litigation – We are not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us. We have settled, during the period covered by these financial statements, all significant claims made during the same period. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material adverse impact on our financial condition or results of operations or cash flows.

7. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	December 31, 2022	December 31, 2021	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,510,000	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,384,610	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,165,000	$0.515625

The Company is required to pay cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share. Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates. In March 2020 the Company deferred the record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020. As of December 31, 2022, there are cumulative undeclared preferred dividends, of approximately $21.9 million.

Preferred Units – The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	December 31, 2022	December 31, 2021	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,510,000	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,384,610	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,165,000	$0.515625

The Company pays cumulative cash distributions on the preferred units at rates in the above table per annum of the $25.00 liquidation preference per unit. The Company, which is the holder of the Operating Partnership’s preferred units is entitled to receive distributions when authorized by the Operating Partnership’s general partner out of assets legally available for the payment of distributions. The preferred units are not redeemable by the holder, have no maturity date and are not convertible into any other security of the Operating Partnership or its affiliates. In March 2020 the Company deferred the record dates for the dividends on the Operating Partnership’s Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units that were to be paid April 15, 2020. As of December 31, 2022, there are cumulative undeclared preferred distributions to the Company from the Operating Partnership of approximately $21.9 million.

The following table presents the quarterly distributions by the Operating Partnership declared and payable per
Series B Preferred Unit and dividends by the Company declared and payable per share of Series B Preferred Stock, for the years ended December 31, 2022, 2021, and 2020:

Quarter Ended	2020	2021	2022
March 31,	$0.500000	$-	$-
June 30,	-	-	-
September 30,	-	-	-
December 31,	-	-	-

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Series C Preferred Unit and dividends by the Company declared and payable per share of Series C Preferred Stock, for the years ended December 31, 2022, 2021, and 2020:

Quarter Ended	2020	2021	2022
March 31,	$0.492188	$-	$-
June 30,	-	-	-
September 30,	-	-	-
December 31,	-	-	-

The following table presents the quarterly distributions by the Operating Partnership declared and payable per Series D Preferred Unit and dividends by the Company declared and payable per share of Series D Preferred Stock, for the years ended December 31, 2022, 2021, and 2020:

Quarter Ended	2020	2021	2022
March 31,	$0.515625	$-	$-
June 30,	-	-	-
September 30,	-	-	-
December 31,	-	-	-

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

The following is a list of issuances during the years ended December 31, 2022, 2021, and 2020 of the Company’s common stock:

On November 1, 2022, one holder of units in the Operating Partnership converted 217,845 units for an equivalent number of shares in the Company’s common stock.

On August 23, 2022, we entered into a privately-negotiated share exchange agreement. Pursuant to the share exchange agreement, the Company agreed to exchange 13,000 shares of the Company's Series B Preferred Stock and 3,200 shares of the Company's Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those preferred shares, for 140,130 shares of the Company's common stock. We closed the transaction and issued the common stock on August 24, 2022.

On August 18, 2022, we entered into a privately-negotiated share exchange agreement. Pursuant to the share exchange agreement, the Company agreed to exchange 11,000 shares of the Company's Series B Preferred Stock, 7,100 shares of the Company's Series C Preferred Stock, and 1,900 shares of the Company's Series D Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those preferred shares, for 178,800 shares of the Company's common stock. We closed the transaction and issued the common stock on August 18, 2022.

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

On April 19, 2022, we entered into a privately-negotiated share exchange agreement. Pursuant to the share exchange agreement, the Company agreed to exchange 5,000 shares of the Company's Series B Preferred Stock and 10,600 shares of the Company's Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those preferred shares, for 153,504 shares of the Company's common stock. We closed the transaction and issued the common stock on April 19, 2022.

On April 11, 2022, we entered into a privately-negotiated share exchange agreement. Pursuant to the share exchange agreement, the Company agreed to exchange 4,000 shares of the Company's Series B Preferred Stock and 8,000 shares of the Company's Series C Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those preferred shares, for 116,640 shares of the Company's common stock. We closed the transaction and issued the common stock on April 12, 2022.

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

On January 21, 2022 and February 15, 2022, the Company was issued a total of 175,268 units in the Operating Partnership and awarded an equivalent number of shares of unrestricted stock to its employees.

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

As of December 31, 2022 and 2021, the Company had 18,951,525 and 17,441,058 shares of common stock outstanding, respectively.

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

As of December 31, 2022 and 2021, the total number of Operating Partnership units outstanding was 19,776,713 and 18,574,778, respectively.

As of December 31, 2022 and 2021, the total number of outstanding units in the Operating Partnership not owned by the Company was 825,188 and 1,133,720, respectively, with a fair market value of approximately $1.5 million and approximately $2.4 million, respectively, based on the price per share of the common stock on such respective dates.

Common Stock Dividends and Unit Distributions – The following table presents the quarterly stock dividends and unit distributions by us declared and payable per common stock/unit for the years ended December 31, 2022, 2021, and 2020:

Quarter Ended	2020	2021	2022
March 31,	$0.130	$-	$-
June 30,	-	-	-
September 30,	-	-	-
December 31,	-	-	-

As of December 31, 2022, there were unpaid common dividends and distributions to holders of record as of March 13, 2020 in the amount of $2,088,160.

9. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences. As of December 31, 2022, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 63.0%, 7.0%, and

15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town. The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At December 31, 2022 and 2021, we were due approximately $0.3 million and $0.2 million, respectively, from Our Town Hospitality.

Accounts Payable – At December 31, 2022 and 2021, we owed Our Town approximately $1.3 million and $1.0 million, respectively.

Management Agreements – On September 6, 2019, we entered into a master agreement with Our Town related to the management of certain of our hotels, as amended on December 13, 2019 (as amended, the “OTH Master Agreement”). On December 13, 2019, and subsequent dates we entered into a series of individual hotel management agreements for the management of our hotels. The hotel management agreements for each of our ten wholly-owned hotels and the two rental programs are each referred to as an “OTH Hotel Management Agreement” and, together, the “OTH Hotel Management Agreements”.

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

For the years ended December 31, 2022 and 2021, the base management fees earned by Our Town under the contract were approximately $4.1 million and $3.4 million, respectively, and the incentive management fees earned by Our Town were approximately $0.3 million and $0.3 million, respectively. We also paid Our Town approximately $0.3 million in termination fees in 2022 triggered by the sale of the Sheraton Louisville Riverside and DoubleTree by Hilton Raleigh-Brownstone University.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. For the years ended December 31, 2022 and 2021, the Company received rent income from Our Town of $159,734 and $144,452, respectively.

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

On December 20, 2021, the Company received full payment on the credit agreement and was no longer available for use by Our Town.

Employee Medical Benefits – We purchase employee medical benefits through Our Town (or its affiliate) for those employees that are employed by Our Town that work exclusively for our properties, starting January 1, 2020. For the years ended December 31, 2022 and 2021, the employer portion of the plan covering those employees that work exclusively at our properties under our management agreements with Our Town was approximately $3.2 million and $2.7 million, respectively.

Chesapeake Hospitality. Chesapeake Hospitality was a company owned and controlled by individuals including Kim E. Sims and Christopher L. Sims, each a former director of Sotherly and a sibling of our Chairman, Andrew M. Sims. Prior to November 2019, Andrew M. Sims, owned approximately 19.3% of the total outstanding ownership interests of Chesapeake Hospitality, all of which have since been sold. The following is a summary of the transactions between Chesapeake Hospitality and us:

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

Base management fees earned by Chesapeake Hospitality totaled $0, $0 and $241,332 for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, incentive management fees of $0, $0 and $(40,375) were expensed for the years ended December 31, 2022, 2021, and 2020, respectively.

Other Related Parties – The Company employs Andrew M. Sims, Jr. the son of our Chairman, who currently serves as Vice President – Operations & Investor Relations, and Robert E. Kirkland IV, the son-in-law of our Chairman, who currently serves as General Counsel, as employees. Prior to February 1, 2022, the Company employed Ashley S. Kirkland, daughter of our Chairman, as Corporate Counsel and Compliance Officer. Compensation for these three employees, including benefits, for the years ended December 31, 2022, 2021, and 2020 totaled $605,163, $462,809 and $464,218, respectively.

On July 1, 2022, a partnership controlled by a sibling of our Chairman converted 40,687 partnership units for an equivalent number of shares in the Company’s common stock, pursuant to the terms of the partnership agreement.

On May 19, 2022, a trust in which our Chairman has a potential beneficial interest converted 50,000 partnership units for an equivalent number of shares in the Company’s common stock, pursuant to the terms of the partnership agreement.

On December 16, 2021, a trust controlled in part by our Chairman converted 32,681 partnership units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

On May 1, 2020, a partnership controlled by a sibling of our Chairman converted 57,867 partnership units, for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

On January 1, 2020, a partnership controlled by a sibling of our Chairman converted 410,000 partnership units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

10. Retirement Plans

401(k) Plan - The Company maintains a 401(k) plan for qualified employees. Prior to May 16, 2020, the plan was subject to “safe harbor” provisions requiring that we match 100.0% of the deferral equal to 3.0% of eligible employee compensation and 50.0% of the deferral equal to the next 2.0% of eligible employee compensation. All employer matching funds vested immediately in accordance with the “safe harbor” provisions. For the year ended December 31, 2021, the Company elected to make a discretionary contribution of 3.0% of eligible employee compensation in order to comply with requirements associated with top-heavy plans. The

Company's contributions to the plan for the years ended December 31, 2022, 2021, and 2020 were $75,631, $53,474 and $42,841, respectively.

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

A total of 301,646 and 247,606 shares with a fair value of $545,979 and $517,496 remained allocated or committed to be released from the suspense account as of December 31, 2022 and 2021, respectively. The Company recognized compensation cost of $140,703, $172,000 and $175,367 during the twelve months ended December 31, 2022, 2021 and 2020, respectively. The remaining 364,177 unallocated shares have an approximate fair value of $0.7 million, as of December 31, 2022. At December 31, 2022, the ESOP held a total of 301,646 allocated shares, no committed-to-be-released shares and 364,177 unallocated shares. Dividends received by the ESOP on allocated and unallocated shares are used to pay down the loan from the Company.

The share allocations are accounted for at fair value on the date of allocation as follows:

	December 31, 2022		December 31, 2021
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	301,646	$545,979	247,606	$517,496
Committed to be released shares	—	—	—	—
Total Allocated and Committed-to-be-Released	301,646	$545,979	247,606	$517,496

Unallocated shares	364,177	659,160	431,697	902,247

Total ESOP Shares	665,823	$1,205,139	679,303	$1,419,743

11. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	2022	2021	2020

Sales and marketing	$15,062,397	$11,684,933	$8,094,085
General and administrative	13,436,054	10,533,201	10,542,495
Repairs and maintenance	8,723,144	7,362,334	5,490,145
Utilities	5,649,716	5,309,637	4,817,508
Property taxes	5,254,075	6,131,271	7,014,472
Management fees, including incentive	4,377,814	3,620,071	1,822,359
Franchise fees	4,059,709	3,321,352	2,042,902
Insurance	4,082,551	3,596,153	3,097,245
Information and telecommunications	3,378,716	3,048,495	2,271,266
Other	787,391	492,798	294,831
Total indirect hotel operating expenses	$64,811,567	$55,100,245	$45,487,308

12. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Current:
Federal	$—	$—	$(125,587)
State	522,355	27,392	(6,054)
	522,355	27,392	(131,641)
Deferred:
Federal	3,025,518	(149,704)	(7,576,931)
State	695,708	(38,580)	(1,705,939)
Subtotals	3,721,226	(188,284)	(9,282,870)
Change in deferred tax valuation allowance	(3,721,226)	188,284	14,694,954
	—	—	5,412,084
	$522,355	$27,392	$5,280,443

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for income tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Statutory federal income tax provision (benefit)	$7,241,263	$(5,987,572)	$(10,164,517)
Federal tax impact of REIT election	(3,255,236)	5,851,466	2,530,482
Statutory federal income tax provision (benefit) at TRS	3,986,027	(136,106)	(7,634,035)
Federal impact of PPP loan forgiveness	(966,584)	—	—
State income tax provision (benefit), net of federal provision (benefit)	1,224,138	(24,786)	(1,780,476)
Change in valuation allowance	(3,721,226)	188,284	14,694,954
	$522,355	$27,392	$5,280,443

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

Due to the economic uncertainty the COVID-19 pandemic has produced upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are realizable, as of December 31, 2022, the Company believes is not more likely than not that the Company will realize the benefits of these assets. Therefore, the Company has determined that a full valuation allowance should be recorded against the deferred tax asset. The amount of the deferred tax assets considered unrealizable, however, could change in the future based on revised estimates of future taxable income during the carryforward period.

The significant components of our deferred tax asset as of December 31, 2022 and 2021, are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Deferred tax asset:
Net operating loss carryforwards	$10,744,121	$14,287,318	$14,409,321
Accrued compensation	425,575	338,033	108,646
Accrued expenses and other	—	247,037	128,318
Intangible assets	10,092	28,627	48,670
Less: Valuation allowance	(11,179,788)	(14,901,015)	(14,694,955)
Total	$—	$—	$—

13. Earnings (Loss) per Share and per Unit

Earnings (Loss) Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net loss. The shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 364,177, 431,697 and 509,069 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding, for the years ended December 31, 2022, 2021 and 2020, respectively. The effect of allocated and committed to be released shares during the years ended December 31, 2021 and 2020, have not been included in the weighted average diluted earnings per share calculation, since there would be an anti-dilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss available to common stockholders for basic computation.

The computation of the Company’s basic net earnings (loss) per share is presented below:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2022		December 31, 2021		December 31, 2020

Numerator
Net income (loss)	$33,959,848		$(28,539,640)		$(53,682,905)
Less: Net income allocated to participating share awards	(113,405)		—	(1)	—	(1)
Net (income) loss attributable to non-controlling interest	(1,423,327)		2,318,166		4,489,341
Declared and undeclared distributions to preferred stockholders	(7,634,219)		(7,541,891)		(8,755,642)
Gain on extinguishment of preferred stock	64,518		361,476		—
Net income (loss) attributable to common stockholders for EPS computation	$24,853,415		$(33,401,889)		$(57,949,206)

Denominator
Weighted average number common shares outstanding for basic EPS computation	17,802,772		15,531,684		14,312,049
Effect of dilutive participating securities:
Unvested restricted shares	—	(1)	—	(1)	—	(1)
Weighted average number common and common equivalent shares outstanding for diluted EPS computation	17,802,772		15,531,684		14,312,049

Basic net income (loss) per common share:
Undistributed income (loss)	$1.40		$(2.15)		$(4.05)
Total basic	$1.40		$(2.15)		$(4.05)

Diluted net income (loss) per common share:
Undistributed income (loss)	$1.40		$(2.15)		$(4.05)
Allocation of participating share awards	—	(1)	—	(1)	—	(1)
Total diluted	$1.40		$(2.15)		$(4.05)

(1) Anti-dilutive, therefore not included.

Earnings (Loss) Per Unit. The Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units are not convertible into or exchangeable for any other property or securities of the Operating Partnership, except upon the occurrence of a change of control and have been excluded from the diluted earnings per unit calculation as there would be no impact on the current unitholders. The number of non-committed, unearned shares in the Company’s ESOP have no impact on the calculation of the loss per unit in the Operating Partnership.

The computation of basic earnings (loss) per general and limited partnership unit in the Operating Partnership is presented below:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2022		December 31, 2021		December 31, 2020

Numerator
Net income (loss)	$33,959,848		$(28,539,640)		$(53,682,905)
Less: Net income allocated to participating unit awards	(113,405)		—	(1)	—	(1)
Declared and undeclared distributions to preferred unitholders	(7,634,219)		(7,541,891)		(8,755,642)
Gain on extinguishment of preferred units	64,518		361,476		—
Net income (loss) attributable to unitholders for EPU computation	$26,276,742		$(35,720,055)		$(62,438,547)

Denominator
Weighted average number of units outstanding for basic EPU computation	19,266,320		17,186,789		16,065,499
Effect of dilutive participating securities:
Unvested restricted units	—	(1)	—	(1)	—	(1)
Weighted average number of equivalent units outstanding for diluted EPU computation	19,266,320		17,186,789		16,065,499

Basic net income (loss) per unit:
Undistributed income (loss)	$1.36		$(2.08)		$(3.89)
Total basic	$1.36		$(2.08)		$(3.89)

Diluted net income (loss) per unit:
Undistributed income (loss)	$1.36		$(2.08)		$(3.89)
Allocation of participating unit awards	—	(1)	—	(1)	—	(1)
Total diluted	$1.36		$(2.08)		$(3.89)

(1) Anti-dilutive, therefore not included.

14. Quarterly Operating Results - Unaudited

	Quarters Ended 2022
	March 31	June 30	September 30	December 31
Total revenue	$38,352,603	$47,170,259	$39,212,695	$41,341,747
Total operating expenses	34,427,399	38,970,971	35,923,699	36,200,422
Net operating income	3,925,204	8,199,288	3,288,996	5,141,325
Net income (loss)	(810,944)	27,605,359	1,972,563	5,192,870
Net income (loss) attributable to common shareholders	(2,507,765)	24,269,449	112,680	3,092,456
Income (loss) per share attributable to common shareholders– basic	$(0.15)	$1.36	$0.01	$0.18
Income (loss) per share attributable to common shareholders– diluted	$(0.15)	$1.36	$0.01	$0.18
Net income (loss) available to operating partnership unitholders	(2,669,386)	25,799,389	61,586	3,198,559
Income (loss) per unit attributable to operating partnership unitholders– basic	$(0.14)	$1.33	$0.00	$0.17
Income (loss) per unit attributable to operating partnership unitholders– diluted	$(0.14)	$1.33	$0.00	$0.17

	Quarters Ended 2021
	March 31	June 30	September 30	December 31
Total revenue	$22,635,532	$34,383,309	$35,493,126	$35,075,957
Total operating expenses	24,717,808	31,240,158	32,706,524	46,978,440
Net operating income (loss)	(2,082,276)	3,143,151	2,786,602	(11,902,483)
Net loss	(7,575,624)	(1,553,970)	(2,528,221)	(16,881,825)
Net loss attributable to common shareholders	(9,064,995)	(2,810,603)	(4,317,081)	(17,209,210)
Loss per share attributable to common shareholders– basic and diluted	$(0.62)	$(0.19)	$(0.27)	$(1.05)
Net loss available to operating partnership unitholders	(9,764,534)	(2,990,241)	(4,607,249)	(18,358,031)
Loss per unit attributable to operating partnership unitholders– basic and diluted	$(0.60)	$(0.18)	$(0.26)	$(1.02)

15. Subsequent Events

On February 3, 2023, the SBA notified the Company that it had received partial forgiveness for one of its PPP Loans in the amount of $268,309.

On January 12, 2023, the Company issued 15,000 restricted shares of common stock to its independent directors and 64,278 vested shares of common stock to its independent directors and one officer.

On January 23, 2023, the Company issued 205,000 restricted shares of common stock to certain its officers and employees pursuant to their employment agreements.

On January 27, 2023, the Company amended one of its two PPP Loan Agreement with Fifth Third Bank providing for monthly level payments of $13,402 commencing March 6, 2023 and continuing until May 6, 2025 to extinguish the outstanding balance of the loan.

On February 9, 2023, the Company amended another of its PPP Loan Agreements providing for 29 monthly level payments of $56,809 commencing March 1, 2023 and continuing until July 1, 2025 to extinguish the outstanding balance of the loan.

On February 26, 2023, the Company entered into amended loan documents to modify the mortgage loan on The Whitehall hotel located in Houston, TX with the lender, International Bank of Commerce. The amendment (i) extends the maturity date to February 26, 2028; (ii) maintains a floating interest rate of New York Prime Rate plus 1.25%; and (iii) subjects the interest rate to a floor rate of 7.50%. The mortgage loan continues to be guaranteed by the Operating Partnership.

On March 14, 2023, the Company entered into amended loan documents to modify the mortgage loan on the DoubleTree by Hilton Philadelphia Airport with the lender, TD Bank, N.A. The amendment provides a waiver for non-compliance with financial covenants for the periods ended September 30 and December 31, 2022, and modifies the reference rate replacing 1-month LIBOR with SOFR.

On March 15, 2023, the Company paid a quarterly dividend (distribution) of $0.50 per Series B Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on February 28, 2023.

On March 15, 2023, the Company paid a quarterly dividend (distribution) of $0.492188 per Series C Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on February 28, 2023.

On March 15, 2023, the Company paid a quarterly dividend (distribution) of $0.515625 per Series D Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on February 28, 2023.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2022

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
The DeSoto – Savannah, Georgia	$31,219	$600	$13,562	$865	$21,368	$1,465	$34,930	$36,395	$(15,471)	1968	2004	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	32,416	7,090	14,604	520	7,610	7,610	22,214	29,824	(10,316)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	7,412	900	9,443	71	5,900	971	15,343	16,314	(6,935)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	39,414	2,100	22,031	435	7,168	2,535	29,199	31,734	(13,830)	1972	2004	3-39 years
DoubleTree Resort by Hilton Hollywood Beach - Hollywood Beach, Florida	52,724	22,865	67,660	634	9,107	23,499	76,767	100,266	(15,696)	1972	2015	3-39 years
Georgian Terrace – Atlanta, Georgia	40,493	10,128	45,386	(1,168)	9,307	8,960	54,693	63,653	(12,982)	1911	2014	3-39 years
Hotel Alba Tampa, Tapestry Collection by Hilton – Tampa, Florida	24,756	4,153	9,670	1,777	26,026	5,930	35,696	41,626	(12,983)	1973	2007	3-39 years
Hotel Ballast Wilmington, Tapestry Collection by Hilton – Wilmington, North Carolina	31,700	785	16,829	1,139	15,248	1,924	32,077	34,001	(16,319)	1970	2004	3-39 years
Hyatt Centric Arlington - Arlington, Virginia	47,535	191	70,369	79	1,792	270	72,161	72,431	(9,032)		2018	3-39 years
The Whitehall – Houston, Texas	14,226	7,374	22,185	171	7,453	7,545	29,638	37,183	(15,615)	1963	2013	3-39 years
Hyde Resort & Residences	-	226	4,290	-	-	226	4,290	4,516	(651)	2016	2017	3-39 years
Hyde Beach House Resort & Residences	-	-	5,710	-	-	-	5,710	5,710	(481)	2019	2019	3-39 years
	$321,895	$56,412	$301,739	$4,523	$110,979	$60,935	$412,718	$473,653	$(130,311)

(1)
For the year ending December 31, 2022, the aggregate cost of our real estate assets for federal income tax purposes was approximately $468.9 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2020	$508,153
Acquisitions	—
Improvements	2,147
Disposal of Assets	(680)
Balance at December 31, 2021	$509,620
Acquisitions	—
Improvements	6,916
Disposal of Assets	(42,883)
Balance at December 31, 2022	$473,653

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2020	$111,758
Current Expense	14,474
Impairment	12,201
Disposal of Assets	(8,538)
Balance at December 31, 2021	$129,895
Current Expense	13,462
Impairment	—
Disposal of Assets	(13,046)
Balance at December 31, 2022	$130,311