Form 10-Q
period 2023-03-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2023-05-12
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

As of May 5, 2023, there were 19,310,803 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2023 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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
•
Note 6 – Preferred Stock and Units;
•
Note 7 – Common Stock and Units;
•
Note 12 – Income (Loss) Per Share and Per Unit; and
•
Part I, Item 4 - Controls and Procedures; and
•
Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1. Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment in hotel properties, net	$362,900,039	$365,070,725
Cash and cash equivalents	23,429,595	21,918,680
Restricted cash	8,556,641	5,422,950
Accounts receivable, net	4,316,649	5,844,904
Prepaid expenses, inventory and other assets	8,015,602	8,311,862
TOTAL ASSETS	$407,218,526	$406,569,121
LIABILITIES
Mortgage loans, net	$318,555,434	$320,482,103
Unsecured notes	2,135,164	2,545,975
Accounts payable and accrued liabilities	27,738,428	25,704,835
Advance deposits	3,532,639	2,233,013
Dividends and distributions payable	2,088,160	4,082,472
TOTAL LIABILITIES	$354,049,825	$355,048,398
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference $45,387,100 and $44,655,050, at March 31, 2023 and December 31, 2022, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference $41,603,220 and $40,940,681, at March 31, 2023 and December 31, 2022, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference $36,274,181 and $35,674,458, at March 31, 2023 and December 31, 2022, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 19,235,803 shares issued and outstanding at March 31, 2023 and 18,951,525 shares issued and outstanding at December 31, 2022.	192,358	189,515
Additional paid-in capital	175,823,357	175,611,370
Unearned ESOP shares	(2,555,500)	(2,601,134)
Distributions in excess of retained earnings	(119,572,709)	(120,985,183)
Total Sotherly Hotels Inc. stockholders’ equity	53,927,239	52,254,301
Noncontrolling interest	(758,538)	(733,578)
TOTAL EQUITY	53,168,701	51,520,723
TOTAL LIABILITIES AND EQUITY	$407,218,526	$406,569,121

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
REVENUE
Rooms department	$28,401,688	$24,853,385
Food and beverage department	8,748,726	5,617,736
Other operating departments	6,340,863	7,881,482
Total revenue	43,491,277	38,352,603
EXPENSES
Hotel operating expenses
Rooms department	6,413,094	5,949,757
Food and beverage department	5,935,560	3,880,617
Other operating departments	2,315,848	2,484,107
Indirect	16,747,577	16,063,361
Total hotel operating expenses	31,412,079	28,377,842
Depreciation and amortization	4,578,311	4,565,072
Gain on disposal of assets	—	(29,542)
Corporate general and administrative	1,980,765	1,514,027
Total operating expenses	37,971,155	34,427,399
NET OPERATING INCOME	5,520,122	3,925,204
Other income (expense)
Interest expense	(4,113,597)	(5,713,205)
Interest income	146,665	24,448
Unrealized (loss) gain on hedging activities	(442,464)	962,263
PPP loan forgiveness	275,494	—
Gain on involuntary conversion of assets	16,476	—
Net income (loss) before income taxes	1,402,696	(801,290)
Income tax provision	(15,182)	(9,654)
Net income (loss)	1,387,514	(810,944)
Add: Net loss attributable to noncontrolling interest	24,960	161,621
Net income (loss) attributable to the Company	1,412,474	(649,323)
Undeclared distributions to preferred stockholders	(1,994,312)	(1,936,617)
Gain on extinguishment of preferred stock	—	78,175
Net loss attributable to common stockholders	$(581,838)	$(2,507,765)
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.15)
Weighted average number of common shares outstanding
Basic	18,635,004	17,107,820

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2022	3,973,310	$39,733	18,951,525	$189,515	$175,611,370	$(2,601,134)	$(120,985,183)	$(733,578)	$51,520,723
Net income	—	—	—	—	—	—	1,412,474	(24,960)	1,387,514
Issuance of common stock	—	—	64,278	643	120,842	—	—	—	121,485
Issuance of restricted common stock awards	—	—	220,000	2,200	101,701	—	—	—	103,901
Amortization of ESOP shares	—	—	—	—	(33,439)	45,634	—	—	12,195
Amortization of restricted stock awards	—	—	—	—	22,883	—	—	—	22,883
Balances at March 31, 2023 (unaudited)	3,973,310	$39,733	19,235,803	$192,358	$175,823,357	$(2,555,500)	$(119,572,709)	$(758,538)	$53,168,701

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2021	4,059,610	$40,596	17,441,058	$174,410	$177,651,954	$(3,083,398)	$(153,521,704)	$(4,758,928)	$16,502,930
Net loss	—	—	—	—	—	—	(649,323)	(161,621)	(810,944)
Issuance of common stock	—	—	175,268	1,752	355,760	—	—	—	357,512
Issuance of restricted common stock awards	—	—	15,000	151	30,149	—	—	—	30,300
Amortization of ESOP shares	—	—	—	—	(36,391)	50,547	—	—	14,156
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Extinguishment of preferred stock	(22,500)	(225)	217,775	2,178	9,222	—	—	—	11,175
Balances at March 31, 2022 (unaudited)	4,037,110	$40,371	17,849,101	$178,491	$178,028,889	$(3,032,851)	$(154,171,027)	$(4,920,549)	$16,123,324

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income (loss)	$1,387,514	$(810,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,578,311	4,565,072
Amortization of deferred financing costs	157,434	461,537
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	(16,476)	—
Unrealized (gain) loss on hedging activities	442,464	(962,263)
PPP loan forgiveness	(275,494)	—
Gain on disposal of assets	—	(30,722)
ESOP and stock - based compensation	260,463	420,161
Changes in assets and liabilities:
Accounts receivable	1,119,628	862,972
Prepaid expenses, inventory and other assets	259,438	(320,020)
Accounts payable and other accrued liabilities	761,332	2,984,566
Advance deposits	1,299,626	289,692
Net cash provided by operating activities	9,968,070	7,453,881
Cash flows from investing activities:
Proceeds from sale of hotel properties	—	11,063,952
Improvements and additions to hotel properties	(1,533,821)	(1,123,798)
Proceeds from involuntary conversion	425,104	—
Proceeds from sale of assets	—	35,000
Net cash (used in) provided by investing activities	(1,108,717)	9,975,154
Cash flows from financing activities:
Payments on mortgage loans	(1,945,624)	(12,685,793)
Payments on unsecured notes	(142,502)	—
Payments of deferred financing costs	(132,309)	—
Preferred dividends paid	(1,994,312)	—
Net cash used in financing activities	(4,214,747)	(12,685,793)
Net increase in cash, cash equivalents and restricted cash	4,644,606	4,743,242
Cash, cash equivalents and restricted cash at the beginning of the period	27,341,630	25,578,537
Cash, cash equivalents and restricted cash at the end of the period	$31,986,236	$30,321,779
Supplemental disclosures:
Cash paid during the period for interest	$4,042,426	$4,049,577
Cash paid (received) during the period for income taxes	$-	$-
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$858,120	$(163,699)

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment in hotel properties, net	$362,900,039	$365,070,725
Cash and cash equivalents	23,429,595	21,918,680
Restricted cash	8,556,641	5,422,950
Accounts receivable, net	4,316,649	5,844,904
Loan receivable - affiliate	2,598,582	2,650,526
Prepaid expenses, inventory and other assets	8,015,602	8,311,862
TOTAL ASSETS	$409,817,108	$409,219,647
LIABILITIES
Mortgage loans, net	$318,555,434	$320,482,103
Unsecured notes, net	2,135,164	2,545,975
Accounts payable and other accrued liabilities	27,738,428	25,704,835
Advance deposits	3,532,639	2,233,013
Dividends and distributions payable	2,088,160	4,082,472
TOTAL LIABILITIES	$354,049,825	$355,048,398

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference $45,387,100 and $44,655,050, at March 31, 2023 and December 31, 2022, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference $41,603,220 and $40,940,681, each at March 31, 2023 and December 31, 2022, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference $36,274,181 and $35,674,458, each at March 31, 2023 and December 31, 2022, respectively.	27,504,901	27,504,901
General Partner: 200,610 units and 197,767 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	(90,061)	(106,022)
Limited Partners: 19,860,381 units and 19,578,946 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	(37,563,421)	(39,143,494)
TOTAL PARTNERS’ CAPITAL	55,767,283	54,171,249
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$409,817,108	$409,219,647

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
REVENUE
Rooms department	$28,401,688	$24,853,385
Food and beverage department	8,748,726	5,617,736
Other operating departments	6,340,863	7,881,482
Total revenue	43,491,277	38,352,603
EXPENSES
Hotel operating expenses
Rooms department	6,413,094	5,949,757
Food and beverage department	5,935,560	3,880,617
Other operating departments	2,315,848	2,484,107
Indirect	16,747,577	16,063,361
Total hotel operating expenses	31,412,079	28,377,842
Depreciation and amortization	4,578,311	4,565,072
Gain on disposal of assets	—	(29,542)
Corporate general and administrative	1,980,765	1,514,027
Total operating expenses	37,971,155	34,427,399
NET OPERATING INCOME	5,520,122	3,925,204
Other income (expense)
Interest expense	(4,113,597)	(5,713,205)
Interest income	146,665	24,448
Unrealized (loss) gain on hedging activities	(442,464)	962,263
PPP loan forgiveness	275,494	—
Gain on involuntary conversion of assets	16,476	—
Net income (loss) before income taxes	1,402,696	(801,290)
Income tax provision	(15,182)	(9,654)
Net income (loss)	1,387,514	(810,944)
Undeclared distributions to preferred unit holders	(1,994,312)	(1,936,617)
Gain on extinguishment of preferred units	—	78,175
Net loss attributable to general and limited partnership unit holders	$(606,798)	$(2,669,386)
Net loss attributable per general and limited partner unit:
Basic	$(0.03)	$(0.14)
Weighted average number of general and limited partner units outstanding
Basic	19,832,279	18,667,969

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2022	3,973,310	$34,344,086	$31,571,778	$27,504,901	197,767	$(106,022)	19,578,946	$(39,143,494)	$54,171,249
Amortization of restricted unit awards	—	—	—	—	—	229	—	22,654	22,883
Unit based compensation	—	—	—	—	2,843	1,857	281,435	183,780	185,637
Net income	—	—	—	—	—	13,875	—	1,373,639	1,387,514
Balances at March 31, 2023 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	200,610	$(90,061)	19,860,381	$(37,563,421)	$55,767,283

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2021	4,059,610	$35,420,784	$32,474,760	$27,549,832	185,748	$(469,805)	18,389,030	$(75,315,469)	$19,660,102
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	1,903	2,227	188,365	343,194	345,421
Extinguishment of preferred units	(22,500)	(302,602)	(225,159)	—	2,178	5,389	215,597	533,548	11,177
Net loss	—	—	—	—	—	(8,109)	—	(802,835)	(810,944)
Balances at March 31, 2022 (unaudited)	4,037,110	$35,118,182	$32,249,601	$27,549,832	189,829	$(470,116)	18,792,992	$(75,223,549)	$19,223,950

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,387,514	$(810,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,578,311	4,565,072
Amortization of deferred financing costs	157,434	461,537
Amortization of mortgage premium	(6,170)	(6,170)
Gain on involuntary conversion of assets	(16,476)	—
Unrealized (gain) loss on hedging activities	442,464	(962,263)
PPP loan forgiveness	(275,494)	—
Gain on disposal of assets	—	(30,722)
ESOP and unit - based compensation	208,519	363,615
Changes in assets and liabilities:
Accounts receivable	1,119,628	862,972
Prepaid expenses, inventory and other assets	259,438	(320,020)
Accounts payable and other accrued liabilities	761,332	2,984,566
Advance deposits	1,299,626	289,692
Net cash provided by operating activities	9,916,126	7,397,335
Cash flows from investing activities:
Proceeds from sale of hotel properties	—	11,063,952
Improvements and additions to hotel properties	(1,533,821)	(1,123,798)
ESOP loan payments received	51,944	56,546
Proceeds from involuntary conversion	425,104	—
Proceeds from sale of assets	—	35,000
Net cash (used in) provided by investing activities	(1,056,773)	10,031,700
Cash flows from financing activities:
Payments on mortgage loans	(1,945,624)	(12,685,793)
Payments on unsecured notes	(142,502)	—
Payments of deferred financing costs	(132,309)	—
Preferred dividends paid	(1,994,312)	—
Net cash used in financing activities	(4,214,747)	(12,685,793)
Net increase in cash, cash equivalents and restricted cash	4,644,606	4,743,242
Cash, cash equivalents and restricted cash at the beginning of the period	27,341,630	25,578,537
Cash, cash equivalents and restricted cash at the end of the period	$31,986,236	$30,321,779
Supplemental disclosures:
Cash paid during the period for interest	$4,113,442	$4,029,710
Cash paid (received) during the period for income taxes	$-	$-
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$858,120	$(163,699)

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of March 31, 2023, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at March 31, 2023 was approximately 95.9% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. The MHI TRS Entities have engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

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

On June 10, 2022, we closed the sale of the DoubleTree by Hilton Raleigh-Brownstone University hotel. The Company used approximately $18.6 million of the net cash proceeds from the sale of the hotel to repay the existing mortgage on the property and approximately $19.8 million of the net cash proceeds to repay a portion of the secured notes (the “Secured Notes”) with KWHP SOHO, LLC and MIG SOHO, LLC (together, the “Investors”) as required by the terms of the Secured Notes. The Company used the remaining net cash proceeds for general corporate purposes. The Investors received approximately $19.8 million of the proceeds from the sale of the hotel, of which approximately $13.3 million was applied toward principal, approximately $6.3 million was applied toward the exit fee owed under the Secured Notes, and approximately $0.2 million was applied toward accrued interest. Additionally, the terms of the Secured Notes allowed for the release of a portion of the interest reserves in the amount of approximately $1.6 million, of which approximately $1.1 million was applied toward principal and approximately $0.5 million was applied toward the exit fee.

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

From March 24, 2022 through August 24, 2022, the Company entered into various privately-negotiated share exchange agreements with holders of its Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. Pursuant to those share exchange agreements, the Company has exchanged an aggregate of 806,849 shares of its common stock for 45,900 shares of the Series B Preferred Stock, 38,500 shares of the Series C Preferred Stock, and 1,900 shares of the Series D Preferred Stock, together with all of the holder’s rights to receive accrued and unpaid dividends on those shares of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock. The common stock was issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act, as amended, for securities exchanged by an issuer with an existing security holder in a transaction where no commission or other remuneration was be paid or given directly or indirectly for soliciting such an exchange.

On February 26, 2023, the Company entered into amended loan documents to modify the mortgage loan on The Whitehall hotel located in Houston, TX with the lender, International Bank of Commerce. The amendment (i) extends the maturity date to February 26, 2028; (ii) maintains a floating interest rate of New York Prime Rate plus 1.25%; and (iii) subjects the interest rate to a floor rate of 7.50%. The mortgage loan continues to be guaranteed by the Operating Partnership. The amendment also required us to establish a real estate tax reserve as well as a debt service reserve that approximates the aggregate amount of one year's debt service, which was initially established at approximately $1.5 million.

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

The Company recognized no impairment losses for the three months ended March 31, 2023 or 2022.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, mortgage servicing and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements.

	As of	As of
	March 31, 2023	March 31, 2022
Cash and cash equivalents	$23,429,595	$20,184,327
Restricted cash	8,556,641	10,137,452
Cash, cash equivalents and restricted cash at the end of the period	$31,986,236	$30,321,779

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

Accounts Receivable – Accounts receivable consists primarily of hotel guest and banqueting receivables. With ongoing evaluations of our trade receivables, credit customer's risk assessment and limiting credit to only a few larger companies or organizations, our potential for expected credit losses is insignificant. Our revenue is mainly based on cash or credit card sales as of the date of service, with limited trade receivables. An allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Inventories – Inventories, consisting primarily of food and beverages, are stated at the lower of cost or net realizable value, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of March 31, 2023 and December 31, 2022 were $229,164 and $241,038, respectively. Amortization expense for the three-month periods ended March 31, 2023 and 2022, totaled $11,874 and $12,007, respectively.

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

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we currently use interest rate swaps which act as cash flow hedges and are not designated as hedges. We value our interest rate swaps at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate swaps are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of March 31, 2023 and December 31, 2022, respectively):

	Level 1	Level 2	Level 3
December 31, 2022
Interest rate swaps (1)	$—	$1,308,503	$—
Mortgage loans (2)	$—	$(306,300,855)	$—

March 31, 2023
Interest rate swaps (1)	$—	$886,381	$—
Mortgage loans (2)	$—	$(305,519,476)	$—

(1)
Interest rate swaps, one of which swaps the Loan Rate for a fixed interest rate of 5.237% for the DoubleTree by Hilton Philadelphia Airport mortgage and is valued at March 31, 2023 and December 31, 2022, and the other which swaps the Loan Rate for a fixed rate of 5.576% for the Hotel Alba Tampa mortgage and is valued only at March 31, 2023 and December 31, 2022. Notional amounts of the swaps approximate the declining balance of the loan.
(2)
Mortgage loans had a carrying value on our Consolidated Balance Sheets of $318,555,434 and $320,482,103 as of March 31, 2023 and December 31, 2022, respectively.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue was approximately $0.3 million and $0.4 million, for the three months ended March 31, 2023 and 2022, respectively.

A schedule of minimum future lease payments receivable for the remaining nine and twelve-month periods is as follows:

For the remaining nine months ending December 31, 2023	$644,324
December 31, 2024	837,589
December 31, 2025	1,334,430
December 31, 2026	748,994
December 31, 2027	735,964
December 31, 2028 and thereafter	9,430,066
Total	$13,731,367

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of March 31, 2023, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of March 31, 2023 and December 31, 2022, deferred tax assets each totaled $0, respectively.

As of March 31, 2023 and December 31, 2022, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2014 through 2022. In addition, as of March 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2014 through 2022.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which the Company’s stockholders approved in April 2022, permits the grant of stock options, restricted stock, unrestricted stock and service/performance share compensation awards to its employees and directors for up to 2,000,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the 2022 Plan, the Company may issue a variety of service or performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of March 31, 2023, 451,668 service-based stock awards have been granted.

The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permits the grant of stock options, restricted stock, unrestricted stock and service or performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. All future awards will be made under the 2022 Plan.

As of March 31, 2023, under the 2013 Plan, the Company has made cumulative service-based stock awards totaling 745,160 shares, including 700,160 unrestricted shares and 45,000 restricted shares issued to certain executives and employees and to its independent directors. All awards have vested except for 45,000 shares issued to certain employees, which will vest over the next two years. The remaining 4,840 shares have been deregistered.

Under the 2013 Plan, the Company was able to issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of March 31, 2023, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended March 31, 2023 and 2022 was $22,883 and $406,007, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the three months ended March 31, 2023 and 2022, the ESOP compensation cost was $12,195 and $14,154, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were $705,703, and $622,684 for the three months ended March 31, 2023 and 2022, respectively. Advertising costs are expensed as incurred.

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

New Accounting Pronouncements –In June 2016, the FASB issued ASU 2016-13, Financial Instruments -Credit Losses(Topic 326), which replaced the existing "incurred loss" approach with an "expected loss" model for financial instruments measured at amortized cost. For trade and other receivables, the forward looking "expected loss" model will generally result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments -Credit Losses, which clarified that operating lease receivables accounted for under ASC 842 are not in the scope of ASU 2016-13. With the adoption of this standard on January 1, 2023, we have determined there is no significant impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract. In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 740 to be accounted for as a non-substantial modification and not be considered debt extinguishment. As of December 31, 2022, we have not entered into any contract modification as it directly relates to reference rate reform, with the exception of a modification to the mortgages on The Whitehall in Houston, Texas, which changed the reference rate from LIBOR to the New York Prime Rate, and on Hotel Alba Tampa, Tapestry Collection in Tampa, Florida, which changed the reference rate from LIBOR to SOFR. On March 14, 2023, the Company modified the floating-rate mortgage on the DoubleTree by Hilton Philadelphia Airport to change the reference rate from 1-month LIBOR to SOFR. The Company anticipates no additional loan modifications will be required. With the adoption of this standard on January 1, 2023, we have determined there is no significant impact on the Company's consolidated financial statements.

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022

Land and land improvements	$61,042,514	$60,934,859
Buildings and improvements	414,578,225	412,717,919
Right of use assets	5,083,882	5,199,845
Furniture, fixtures and equipment	51,233,242	51,292,107
	531,937,863	530,144,730
Less: accumulated depreciation and impairment	(169,037,824)	(165,074,005)
Investment in Hotel Properties, Net	$362,900,039	$365,070,725

4. Debt

Mortgage Loans, Net. As of March 31, 2023 and December 31, 2022, we had approximately $318.6 million and approximately $320.5 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	March 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2023	2022	Penalties	Date	Provisions	Rate
The DeSoto (1)	$30,980,343	$31,219,022	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	32,247,511	32,416,570	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	7,315,564	7,412,107	None	5/5/2023	25 years	5.25%
DoubleTree by Hilton Philadelphia Airport (4)	39,224,659	39,413,672	None	10/31/2023	30 years	LIBOR plus 2.27%
DoubleTree Resort by Hilton Hollywood Beach (5)	52,414,063	52,724,475	(6)	10/1/2025	30 years	4.913%
Georgian Terrace (6)	40,231,417	40,492,622	(7)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (7)	24,634,600	24,756,400	None	6/30/2025	(8)	SOFR plus 2.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (8)	31,467,418	31,699,775	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (9)	47,269,977	47,534,606	Yes	10/1/2028	30 years	5.25%
The Whitehall (10)	14,164,141	14,226,067	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$319,949,693	$321,895,316
Deferred financing costs, net	(1,455,654)	(1,480,779)
Unamortized premium on loan	61,395	67,566
Total Mortgage Loans, Net	$318,555,434	$320,482,103

(1)

The note amortizes on a 25-year schedule after an initial interest-only period of one year and is subject to a pre-payment penalty except for any pre-payments made within 120 days of the maturity date.

(2)	The note is subject to a pre-payment penalty until March 2024. Prepayment can be made without penalty thereafter.
(3)

On May 4, 2023, affiliates of the Company entered into loan documents to secure a $10.0 million mortgage loan on the DoubleTree by Hilton Laurel hotel located in Laurel, MD with Citi Real Estate Funding Inc. Pursuant to the loan documents, the mortgage loan: (i) has a principal balance of $10.0 million; (ii) has a maturity date of May 6, 2028; (iii) carries a fixed interest rate of 7.35%; (iv) requires payments of interest only; (v) cannot be prepaid until the last 4 months of the loan term; and (vi) contains customary representations, warranties, covenants and events of default for a mortgage loan.

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

The mortgage on the DoubleTree by Hilton Philadelphia Airport hotel matures in 2023 and as of March 31, 2023, the Company failed to meet certain financial covenants under that mortgage. We intend to work with the lender to receive a waiver and to amend, refinance, or extend the term of the loan prior to maturity in July 2023. On May 4, 2023, the Company refinanced the mortgage on the DoubleTree by Hilton Laurel hotel that was scheduled to mature in May 2023 as described in Note 13 below.

Total future mortgage debt maturities for the remaining nine and twelve-month periods, without respect to any extension of loan maturity or loan modification after March 31, 2023, were as follows:

For the remaining nine months ended December 31, 2023	$51,594,623
December 31, 2024	38,069,573
December 31, 2025	116,078,656
December 31, 2026	58,588,969
December 31, 2027	1,757,220
December 31, 2028 and thereafter	53,860,652
Total future maturities	$319,949,693

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

As of March 31, 2023, applications for loan forgiveness totaling approximately $0.3 million have been filed and are still pending. At March 31, 2023, the PPP loans had a cumulative balance of approximately $2.1 million.

5. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended March 31, 2023 and 2022, each totaled $20,983, respectively.

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

We lease land adjacent to the Hotel Alba Tampa for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years and can be renewed for an additional five years. The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended March 31, 2023 and 2022, totaled $651 and $653, respectively,

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted. Rent expense for the three months ended March 31, 2023 and 2022, each totaled $55,902, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each. Rent expense for the three months ended March 31, 2023 and 2022, was $139,101 and $72,013, respectively.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the three months ended March 31, 2023 and 2022, each totaled $67,750, respectively.

We also lease certain storage facilities, furniture and equipment under agreements expiring between December 2023 and June 2026.

A schedule of minimum future lease payments for the following nine and twelve-month periods is as follows:

For the remaining nine months ended December 31, 2023	$507,069
December 31, 2024	678,300
December 31, 2025	684,672
December 31, 2026	673,413
December 31, 2027	342,503
December 31, 2028 and thereafter	13,521,694
Total	$16,407,651

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of March 31, 2023, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of March 31, 2023, seven of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2024 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, the Hyatt Centric Arlington and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. Several of our lenders also required us to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington. We are also required by some lenders to have a debt service reserve that approximates the aggregate amount of one year's debt service, which was initially established at approximately $1.5 million, in 2022.

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At March 31, 2023, the balance on the loan was approximately $2.6 million leaving capacity for additional borrowing of approximately $2.4 million under the commitment.

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

6. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	March 31, 2023	December 31, 2022	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

On March 15, 2023, the Company paid preferred dividends, declared in March 2020, in the amount of approximately $2.0 million. No distributions have been declared for the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the three month period ending March 31, 2023.

The total undeclared and unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through March 31, 2023, are $8,784,600, $7,950,470 and $7,196,681, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. As of March 31, 2023, the undeclared cumulative preferred dividends were approximately $23.9 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	March 31, 2023	December 31, 2022	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units through March 31, 2023, is $8,784,600, $7,950,470 and $7,196,681, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. As of March 31, 2023, the undeclared cumulative preferred dividends were approximately $23.9 million.

7. Common Stock and Units

Common Stock – As of March 31, 2023, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

The following is a schedule of issuances, since January 1, 2022, of the Company’s common stock and related partnership units of the Operating Partnership:

On January 21, 2022 and February 15, 2022, the Company was issued 175,268 partnership units in the Operating Partnership and awarded an equivalent number of shares of unrestricted stock to its employees.

On January 21, 2022, the Company was issued 15,000 partnership units in the Operating Partnership and awarded an equivalent number of shares of restricted stock to its independent directors.

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

On May 19, 2022, one holder of partnership units in the Operating Partnership converted 50,000 units for an equivalent number of shares in the Company’s common stock.

On May 23, 2022, the Company was issued 37,428 partnership units in the Operating Partnership and awarded an equivalent number of shares of unrestricted stock to its employees.

On July 1, 2022, one holder of partnership units in the Operating Partnership converted 40,687 units for an equivalent number of shares in the Company’s common stock.

On July 21, 2022, the Company was issued 167,390 partnership units in the Operating Partnership and awarded an equivalent number of shares of unrestricted stock to its employees.

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

On November 1, 2022, one holder of partnership units in the Operating Partnership converted 217,845 units for an equivalent number of shares in the Company’s common stock.

On January 12, 2023, the Company issued 15,000 restricted shares of common stock to its independent directors and 64,278 vested shares of common stock to its independent directors and one officer.

On January 23, 2023, the Company issued 205,000 restricted shares of common stock to certain its officers and employees pursuant to their employment agreements.

As of March 31, 2023 and December 31, 2022, the Company had 19,235,803 and 18,951,525 shares of common stock outstanding, respectively.

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

Since January 1, 2022, there have been no issuances or redemptions, of partnership units in the Operating Partnership other than the issuances of partnership units in the Operating Partnership to the Company described above. In connection with the exchange agreements described in this section, an equivalent number of preferred units held by the Company were exchanged for partnership units in the Operating Partnership.

As of March 31, 2023 and December 31, 2022, the total number of Operating Partnership units outstanding was 20,060,991 and 19,776,713, respectively.

As of March 31, 2023 and December 31, 2022, the total number of outstanding Operating Partnership units not owned by the Company was 825,188 and 825,188, respectively, with a fair market value of approximately $1.6 million and $1.5 million, respectively, based on the price per share of the common stock on such respective dates.

As of March 31, 2023, there were unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of approximately $2.1 million.

8. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences. As of March 31, 2023, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 63.0%, 7.0%, and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town. The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At March 31, 2023 and December 31, 2022, we were due approximately $0.3 million and $0.3 million, respectively, from Our Town.

Accounts Payable – At March 31, 2023 and December 31, 2022, we owed Our Town approximately $1.1 million and $1.3 million, respectively.

Management Agreements – On September 6, 2019, the Company entered into a master agreement with Our Town related to the management of certain of our hotels, as amended on December 13, 2019 (as amended, the “OTH Master Agreement”). On December 13, 2019, and subsequent dates we entered into a series of individual hotel management agreements for the management of our hotels. The hotel management agreements for each of our ten wholly-owned hotels and the two rental programs are referred to as, individually an “OTH Hotel Management Agreement” and, together the “OTH Hotel Management Agreements”. The term of the OTH Hotel Management Agreements extends through March 31, 2035, and may be extended for two periods of five years each.

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

Base management and administrative fees earned by Our Town for our properties were approximately $1.1 million and $1.0 million, for the three months ended March 31, 2023 and 2022, respectively.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation. Incentive management fees earned for the three months ending March 31, 2023 and 2022, were $222,958 and $258,538, respectively.

Each OTH Hotel Management Agreement provides for the payment of a termination fee upon the sale of the hotel equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for the number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the management agreement.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. Lease payments due to the Company were $284,549 and $184,620, as of March 31, 2023 and March 31, 2022, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.5 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, Our Town's policy is to rebate 70% of our pro rata share of any annual surplus in its self-insured health plan back to the Company and retain the remaining 30%.

Others. We employed Ashley S. Kirkland, the daughter of our Chairman, as Corporate Counsel and Compliance Officer until her departure in January 2022 and continue to employ Robert E. Kirkland IV, her husband, as our General Counsel. We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation for all three individuals, including salary and benefits, for the three months ended March 31, 2023 and 2022, totaled $186,135 and $132,699, respectively.

9. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. Contributions to the plan totaled $34,009 and $23,139, for the three months ended March 31, 2023 and 2022, respectively.

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

Between January 3, and February 28, 2017, the Company’s ESOP had purchased 682,500 shares of the Company’s common stock in the open market at a cost of approximately $4.9 million. Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company. The share allocations will be accounted for at fair value at the date of allocation.

A total of 308,035 shares with a fair value of $614,530 remained allocated or committed to be released from the suspense account, as of March 31, 2023. We recognized as compensation cost $12,195 and $14,154, during the three months ended March 31, 2023 and 2022, respectively. The remaining 357,788 unallocated shares have an approximate fair value of $713,787, as of March 31, 2023. As of March 31, 2023, the ESOP held a total of 301,646 allocated shares, 6,389 committed-to-be-released shares and 357,788 suspense shares. Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

The share allocations are accounted for at fair value on the date of allocation as follows:

	March 31, 2023		December 31, 2022
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	301,646	$601,784	301,646	$545,979
Committed to be released shares	6,389	12,746	—	—
Total Allocated and Committed-to-be-Released	308,035	$614,530	301,646	$545,979

Unallocated shares	357,788	713,787	364,177	659,160

Total ESOP Shares	665,823	$1,328,317	665,823	$1,205,139

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Sales and marketing	$4,209,770	$3,563,962
General and administrative	3,463,800	3,240,579
Repairs and maintenance	2,219,568	2,115,327
Utilities	1,332,715	1,315,349
Property taxes	999,521	1,626,939
Management fees, including incentive	1,359,040	1,274,760
Franchise fees	1,071,519	908,035
Insurance	947,660	946,277
Information and telecommunications	922,779	929,106
Other	221,205	143,027
Total indirect hotel operating expenses	$16,747,577	$16,063,361

11. Income Taxes

The components of the income tax provision for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	15,182	9,654
	15,182	9,654
Deferred:
Federal	(259,952)	(506,356)
State	131,230	77,362
Subtotals	(128,722)	(428,994)
Change in deferred tax valuation allowance	128,722	428,994
	—	—
	$15,182	$9,654

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	$294,566	$(168,271)
Federal tax impact of REIT election	(303,786)	(252,786)
Statutory federal income tax provision at TRS	(9,220)	(421,057)
Federal impact of PPP loan forgiveness	(56,470)	—
State income tax provision (benefit), net of federal provision (benefit)	(47,850)	1,717
Change in valuation allowance	128,722	428,994
	$15,182	$9,654

12. Loss Per Share and Per Unit

Loss per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. The shares of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control, and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding. The unallocated ESOP shares have been excluded in the weighted average for the basic and diluted earnings per share computation. The computation of basic net loss per share is presented below:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Numerator
Net income (loss)	$1,387,514	$(810,944)
Less: Net income allocated to participating share awards	(12,857)	—	(1)
Net loss attributable to non-controlling interest	24,960	161,621
Undeclared distributions to preferred stockholders	(1,994,312)	(1,936,617)
Gain on extinguishment of preferred stock	—	78,175
Net loss attributable to common stockholders for EPS computation	$(594,695)	$(2,507,765)

Denominator
Weighted average number common shares outstanding for basic EPS computation	18,635,004	17,107,820

Basic net loss per common share:
Undistributed loss	$(0.03)	$(0.15)
Total basic	$(0.03)	$(0.15)

(1) Anti-dilutive, therefore not included.

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

Loss Per Unit – The computation of basic net loss per unit is presented below:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Numerator
Net income (loss)	$1,387,514	$(810,944)
Less: Net income allocated to participating unit awards	(12,857)	—	(1)
Undeclared distributions to preferred unitholders	(1,994,312)	(1,936,617)
Gain on extinguishment of preferred units	—	78,175
Net loss attributable to unitholders for EPU computation	$(619,655)	$(2,669,386)

Denominator
Weighted average number of units outstanding for basic EPU computation	19,832,279	18,667,969

Basic net loss per unit:
Undistributed loss	$(0.03)	$(0.14)
Total basic	$(0.03)	$(0.14)

(1) Anti-dilutive, therefore not included.

13. Subsequent Events

On April 24, 2023, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of May 31, 2023, to be paid on June 15, 2023.

On April 24, 2023, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of May 31, 2023, to be paid on June 15, 2023.

On April 24, 2023, we authorized payment of a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of May 31, 2023, to be paid on June 15, 2023.

On April 28, 2023, one holder of partnership units in the Operating Partnership redeemed 75,000 units for an equivalent number of shares in the Company’s common stock

On May 4, 2023, affiliates of the Company entered into loan documents to secure a $10.0 million mortgage loan on the DoubleTree by Hilton Laurel hotel located in Laurel, MD with Citi Real Estate Funding Inc. Pursuant to the loan documents, the mortgage loan: (i) has a principal balance of $10.0 million; (ii) has a maturity date of May 6, 2028; (iii) carries a fixed interest rate of 7.35%; (iv) requires payments of interest only; (v) cannot be prepaid until the last 4 months of the loan term; and (vi) contains customary representations, warranties, covenants and events of default for a mortgage loan.

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

Our hotel portfolio currently consists of ten full-service, primarily upscale and upper-upscale hotels, comprising 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels. We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels. As of March 31, 2023, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Hyde Resort & Residences	77	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	82	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,945

(1)
Operated as an independent hotel.
(2)
Reflects only those condominium units that were participating in the rental program, as of March 31, 2023. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 95.9% interest in our Operating Partnership, as of the date of this report, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three months ended March 31, 2023, 2022 and 2019, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences. The ten wholly-owned properties in the portfolio that were under the Company’s control during the three months ended March 31, 2023 and the corresponding periods in 2022 and 2019 are considered same-store properties (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Sheraton Louisville Riverside which was sold in February 2022, or the DoubleTree by Hilton Raleigh-Brownstone University which was sold in June 2022. The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences, during the three months ended March 31, 2023 and the corresponding periods in 2022 and 2019. The same-store (composite) portfolio metrics includes all properties with the exceptions of the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh-Brownstone University and the Hyde Beach House Resort & Residences, during the three months ended March 31, 2023, and the corresponding periods in 2022 and 2019.

Given the drastic and unprecedented impact of the COVID-19 pandemic on our operating results in 2021 and 2020, we believe that a comparison of our results through the three-month periods ending March 31, 2023, to both the March 31, 2022 and March 31,

2019 comparable periods in this overview section, allows for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery.

	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022	March 31, 2019
Actual Portfolio Metrics
Occupancy %	60.5%	53.7%	70.1%
ADR	$187.19	$168.12	$165.57
RevPAR	$113.27	$90.36	$116.01
Same-Store Portfolio Metrics
Occupancy %	60.5%	54.3%	71.0%
ADR	$187.19	$171.72	$170.18
RevPAR	$113.27	$93.29	$120.79
Composite Portfolio Metrics
Occupancy %	60.4%	53.9%	69.9%
ADR	$197.07	$187.23	$174.24
RevPAR	$119.06	$100.89	$121.86
Same-Store (Composite) Portfolio Metrics
Occupancy %	60.5%	54.6%	70.8%
ADR	$193.03	$182.87	$179.55
RevPAR	$116.80	$99.77	$127.08

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Revenue. Total revenue for the three months ended March 31, 2023 increased approximately $5.1 million, or 13.4%, to approximately $43.5 million compared to total revenue of approximately $38.4 million for the three months ended March 31, 2022. There was an aggregate increase in total revenue of approximately $7.9 million from our ten wholly-owned properties, offset by decreases of approximately $0.6 million, at our Hyde Resort & Residences and at our Hyde Beach House & Resort, both in Hollywood Beach, Florida and a decrease of approximately $2.2 million as a result of the disposition of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. There were increases in leisure, small group and corporate business travel demand in the first quarter 2023 while demand in the same period in 2022 was negatively impacted by the Omicron variant of COVID-19.

Room revenue increased approximately $3.5 million, or 14.3%, to approximately $28.4 million for the three months ended March 31, 2023 compared to room revenue of approximately $24.9 million for the three months ended March 31, 2022. The increase in room revenue for the three months ended March 31, 2023 resulted from an aggregate increase of approximately $5.0 million from ten of our properties, offset by a decrease of approximately $1.5 million as a result of the sale of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. The improvement was mainly due to an increase in occupancy from 53.9% to 60.4% coupled with an increase in ADR from $187.23 to $197.07 resulting in an increase in RevPAR from $100.89 to $119.06. These improvements are mainly due to increases in leisure, small group and corporate business travel demand while demand in the same period in the prior year was negatively impacted by the Omicron variant of COVID-19.

Food and beverage revenues increased approximately $3.1 million, or 55.7%, to approximately $8.7 million for the three months ended March 31, 2023 compared to food and beverage revenues of approximately $5.6 million for the three months ended March 31, 2022. The increase in food and beverage revenues for the three months ended March 31, 2023, resulted from an aggregate increase of approximately $3.4 million from eight of our properties, offset by decreases of approximately $0.2 million, at two of our hotel properties and by the loss of food and beverage revenue of approximately $0.1 million during the quarter following the sale of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Revenue from other operating departments decreased approximately $1.5 million, or 19.5%, to approximately $6.3 million for the three months ended March 31, 2023 compared to revenue from other operating departments of approximately $7.8 million for the three months ended March 31, 2022. Moderate increases across our portfolio were offset by a decrease of approximately $0.6 million at our Hyde Resort and Residences and Hyde Beach House properties in Hollywood, Florida. Additionally, we received a one-time grant from the state of North Carolina of $1.0 million in the prior year period. The remainder of the decrease was the result of the disposition of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $3.0 million, or 10.7%, to approximately $31.4 million for the three months ended March 31, 2023, compared to total hotel operating expenses of approximately $28.4 million for the three months ended March 31, 2022. The increase in hotel operating expenses for the three months ended March 31, 2023, resulted from an aggregate increase in total hotel operating expenses of approximately $4.6 million, offset by decreases of approximately $1.6 million as a result of the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. This increase in hotel operating expenses was directly related to the increase in revenue.

Rooms expense for the three months ended March 31, 2023 increased slightly by approximately 7.8%, to approximately $6.4 million, compared to rooms expense for the three months ended March 31, 2022 of approximately $5.9 million. The increase in rooms expense for the three months ended March 31, 2023, resulted from an aggregate increase of approximately $0.9 million from ten of our hotel properties, offset by a decrease of approximately $0.4 million mostly as a result of the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Food and beverage expenses for the three months ended March 31, 2023 increased approximately $2.0 million, or 53.0%, to approximately $5.9 million, compared to food and beverage expenses of approximately $3.9 million, for the three months ended March 31, 2022. The net increase in food and beverage expenses for the three months ended March 31, 2023, resulted from an aggregate increase of approximately $2.1 million, offset by a decrease of approximately $0.1 million as a result of the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. The increase was directly related to the increase in food and beverage revenue.

Expenses from other operating departments for the three months ended March 31, 2023 slightly decreased approximately $0.2 million or 6.8%, to approximately $2.3 million, compared to other operating departments expense for the three months ended March 31, 2022 of approximately $2.5 million. The decrease in other operating departments expense for the three months ended March 31, 2023, resulted from an aggregate decrease of approximately $0.3 million from seven of our properties, offset by an increase of approximately $0.1 million from seven of our properties, including the two disposed properties.

Indirect expenses at our wholly-owned properties for the three months ended March 31, 2023 increased approximately $0.7 million, or 4.3%, to approximately $16.8 million, compared to indirect expenses of approximately $16.1 million for the three months ended March 31, 2022. The increase in indirect expenses for the three months ended March 31, 2023, resulted from an aggregate increase in total indirect expenses of approximately $1.7 million, offset by a decrease of approximately $1.0 million as a result of the disposition of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended March 31, 2023 increased approximately $0.5 million, or 30.8%, to approximately $2.0 million compared to corporate general and administrative expenses of approximately $1.5 million, for the three months ended March 31, 2022. The increase in corporate general and administrative expenses was mainly due to increased salaries, audit, legal and other professional fees of approximately $0.5 million.

Interest Expense. Interest expense for the three months ended March 31, 2023 decreased approximately $1.6 million, or 28.0%, to approximately $4.1 million, as compared to interest expense of approximately $5.7 million, for the three months ended March 31, 2022. The decrease in interest expense for the three months ended March 31, 2023, was substantially related to decreases in the amount of corporate debt especially attributable to the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022 and the extinguishment of the Secured Notes in June 2022.

Unrealized (Loss)/Gain on Hedging Activities. As of March 31, 2023, the fair market value of our interest rate swap assets are approximately $0.9 million. The unrealized loss on hedging activities during the three months ended March 31, 2023, was approximately ($0.4) million and was approximately a $1.0 million gain during the three months ended March 31, 2022, the unrealized loss on hedging activities was driven by changes in expectation of short-term rates over the term of the hedging instruments.

Income Taxes. We had an income tax provision of $15,182 for the three months ended March 31, 2023 compared to an income tax provision of $9,654, for the three months ended March 31, 2022. MHI TRS realized operating losses for each of the three months ended March 31, 2023 and 2022.

Net Income (Loss). We realized a net income for the three months ended March 31, 2023 of approximately $1.4 million, compared to a net loss of approximately $0.8 million, for the three months ended March 31, 2022, because of the operating results discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO, for the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$1,387,514	$(810,944)
Depreciation and amortization - real estate	4,564,625	4,550,376
Distributions to preferred stockholders	(1,994,312)	(1,936,617)
Gain on disposal of assets	—	(29,542)
Gain on involuntary conversion of assets	(16,476)	—
FFO attributable to common stockholders and unitholders	3,941,351	1,773,273
Amortization	13,686	14,696
ESOP and stock - based compensation	260,463	420,161
Unrealized loss (gain) on hedging activities	442,464	(962,263)
Adjusted FFO attributable to common stockholders and unitholders	$4,657,964	$1,245,867

Weighted average number of shares outstanding, basic	18,635,004	17,107,820

Weighted average number of non-controlling units	825,188	1,133,720

Weighted average number of shares and units outstanding, basic	19,460,192	18,241,540

FFO per common share and unit	$0.20	$0.10

Adjusted FFO per common share and unit	$0.24	$0.07

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

Hotel EBITDA. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) loss on early debt extinguishment, (10) Paycheck Protection Program (PPP) debt forgiveness, (11) gain on exercise of development right, (12) corporate general and administrative expense, and (13) other operating revenue not related to our wholly-owned portfolio. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control. We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$1,387,514	$(810,944)
Interest expense	4,113,597	5,713,205
Interest income	(146,665)	(24,448)
Income tax provision	15,182	9,654
Depreciation and amortization	4,578,311	4,565,072
EBITDA	9,947,939	9,452,539
PPP loan forgiveness	(275,494)	—
Gain on disposal of assets	—	(29,542)
Gain on involuntary conversion of assets	(16,476)	—
Subtotal	9,655,969	9,422,997
Corporate general and administrative	1,980,765	1,514,027
Unrealized loss (gain) on hedging activities	442,464	(962,263)
Hotel EBITDA	$12,079,198	$9,974,761

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of March 31, 2023, we had approximately $23.4 million of unrestricted cash and $8.6 million of restricted cash.

Operating Activities. Our net cash flow provided by operating activities for the three months ended March 31, 2023 was approximately $10.0 million generally consisting of net cash flow provided by hotel operations. The positive cash flow from operations during the quarter and increase from the prior year was due to the increase in occupancy at our hotels as a result of increases in leisure transient, small group and corporate business travel. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the three months ended March 31, 2023, was approximately $1.1 million. Of this amount approximately $1.5 million was related to capital expenditures for improvements and additions to hotel properties. There were also insurance proceeds related to involuntary conversions of approximately $0.4 million.

Financing Activities. During the three months ended March 31, 2023, the Company and Operating Partnership made principal payments on its mortgages of approximately $1.9 million, payments on its unsecured notes of approximately $0.1 million, payments on deferred financing costs of approximately $0.1 million and paid preferred dividends of approximately $2.0 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In 2020, we postponed all major non-essential capital expenditures. As travel demand returned and occupancy, and RevPAR gradually increased, we increased the level of capital expenditures. We expect total capital expenditures for 2023 to be approximately $7.3 million.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. Except as temporarily provided through loan modifications and forbearance agreements, we deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, Tapestry Collection by Hilton, the DoubleTree Resort by Hilton Hollywood Beach, the DoubleTree by Hilton Jacksonville Riverside, the DoubleTree by Hilton Laurel, The Whitehall and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of March 31, 2023, we had total cash of approximately $32.0 million. During the three months ended March 31, 2023, we generated cash, cash equivalents and restricted cash of approximately $4.6 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt).

On May 4, 2023, we secured a $10.0 million mortgage loan on the DoubleTree by Hilton Laurel hotel with Citi Real Estate Funding Inc. Pursuant to the loan documents, the loan has a maturity date of May 6, 2028; carries a fixed rate of interest of 7.35%;

required monthly payments of interest only; and cannot be prepaid until the last four months of the loan term. We used a portion of the proceeds to repay the existing first mortgage on the hotel and will use the balance of the proceeds for general corporate purposes.

As of the date of this report, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended. We were in compliance with all loan covenants except the Debt Service Coverage Requirement (“DSCR”) covenant under the mortgage secured by the DoubleTree by Hilton Philadelphia Airport. We anticipate receiving a waiver from the lender of the mortgage on the DoubleTree by Hilton Philadelphia Airport. If we are unable to obtain a waiver, we may be required to reduce the outstanding balance with a prepayment of up to approximately $1.6 million per the terms of the loan agreement.

In October 2023, the mortgage on the DoubleTree by Hilton Philadelphia Airport matures. We intend to refinance the mortgage at the level of the existing indebtedness or request an extension at existing terms.

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

As described in “Liquidity and Capital Resources”, as of March 31, 2023, we failed to meet certain financial covenants under the mortgage secured by the DoubleTree by Hilton Philadelphia Airport. We anticipate receiving a waiver from the lender of the mortgage on the DoubleTree by Hilton Philadelphia Airport.

Certain of our loan agreements also include financial covenants that trigger a “cash trap” requiring substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap”.

Dividend Policy

In March 2020, with the onset of the COVID-19 pandemic, we announced that the record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, originally set for March 31, 2020, with a payment date of April 15, 2020, had been indefinitely deferred. We may not make distributions with respect to any shares of our common stock, unless and until full cumulate distributions on the outstanding preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

On January 24, 2023, we announced that we will resume quarterly distributions to holders of our preferred stock and set a record date of February 28, 2023 with a payment date of March 15, 2023 for the preferred distribution declared in January 2020.

On April 24, 2023, we announced the declaration of another quarterly distribution to holders of our preferred stock with a record date of May 31, 2023 and a payment date of June 15, 2023.

As of March 31, 2023, the amount of cumulative unpaid dividends on our outstanding preferred shares as approximately $23.9 million. We expect that any reduction in the level of cumulative unpaid distributions will be made in the form of a series of special distributions. The amount, timing and frequency of distributions will be authorized by our board of directors and based upon a variety of factors deemed relevant by the directors. No assurance can be given that the distribution policy will not change in the future.

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

Our expenses, including hotel operating expenses, administrative expenses, real estate taxes and property and casualty insurance are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy, liability insurance, property and casualty insurance, property tax rates, employee benefits, and some wages, which are expected to increase at rates that differ from the general rate of inflation.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liability at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. It is also possible that actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgment on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in these critical accounting policies or the methods or assumptions we apply.

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

As of March 31, 2023, we had approximately $307.9 million of fixed-rate debt, including the mortgage on our Philadelphia, Pennsylvania hotel, which is fixed by an interest rate swap to 5.237%, mortgage on our Tampa, Florida hotel, which is fixed by an interest rate swap to 5.576%, and the PPP Loan of $2.1 million, with a fixed rate of 1.0% and approximately $14.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 4.84%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in the Prime Rate. Assuming that the aggregate amount outstanding on the mortgage on The Whitehall remains at approximately $14.2 million, the balance at March 31, 2023, the impact on our annual interest incurred and cash flows of a one percent increase in the Prime Rate, would be approximately $0.1 million.

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

Item 4. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of March 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

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

As of May 12, 2023, the Company has deferred payment and is in arrears on dividends for the Company's Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, and June 30, 2023. The relevant distributions were as follows:

•
A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•
A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•
A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The Company has declared dividends in the respective amounts shown above for each of the Series B, Series C, and Series D Preferred Stock, for the distribution period ending June 30, 2020, payable on June 15, 2023. The total arrearage of unpaid cash dividends undeclared on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through May 12, 2023, are $8,784,600, $7,950,470, and $7,196,681, respectively.

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

10.2

Amendment to Employment Agreement between Sotherly Hotels Inc. and David R. Folsom, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.3

Amendment to Employment Agreement between Sotherly Hotels Inc. and Scott M. Kucinski, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.4

Amendment to Employment Agreement between Sotherly Hotels Inc. and Anthony E. Domalski, dated January 23, 2023 (incorporated by reference to the document previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023). *

10.5

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

* Denotes management contract and/or compensatory plan/arrangement.

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

SOTHERLY HOTELS INC.

Date: May 12, 2023	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: May 12, 2023	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer