Form 10-Q
period 2023-09-30
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2023-11-13
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

As of November 10, 2023, there were 19,696,805 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

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

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2023 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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
•
Part I, Item 4 - Controls and Procedures; and
•
Part II, Item 6 - Certifications of CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

PART I

Item 1. Consolidated Financial Statements

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment in hotel properties, net	$357,027,422	$365,070,725
Cash and cash equivalents	19,198,625	21,918,680
Restricted cash	10,205,947	5,422,950
Accounts receivable, net	4,776,701	5,844,904
Prepaid expenses, inventory and other assets	9,553,741	8,311,862
TOTAL ASSETS	$400,762,436	$406,569,121
LIABILITIES
Mortgage loans, net	$317,633,743	$320,482,103
Unsecured notes	1,722,700	2,545,975
Accounts payable and accrued liabilities	25,957,518	25,704,835
Advance deposits	2,872,457	2,233,013
Dividends and distributions payable	2,088,160	4,082,472
TOTAL LIABILITIES	$350,274,578	$355,048,398
Commitments and contingencies (See Note 5)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference each $44,655,050, at September 30, 2023 and December 31, 2022, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference each $40,940,681, at September 30, 2023 and December 31, 2022, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference each $35,674,458, at September 30, 2023 and December 31, 2022, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 19,696,805 shares issued and outstanding at September 30, 2023 and 18,951,525 shares issued and outstanding at December 31, 2022.	196,968	189,515
Additional paid-in capital	176,304,184	175,611,370
Unearned ESOP shares	(2,464,231)	(2,601,134)
Distributions in excess of retained earnings	(122,338,042)	(120,985,183)
Total Sotherly Hotels Inc. stockholders’ equity	51,738,612	52,254,301
Noncontrolling interest	(1,250,754)	(733,578)
TOTAL EQUITY	50,487,858	51,520,723
TOTAL LIABILITIES AND EQUITY	$400,762,436	$406,569,121

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$26,260,586	$26,110,030	$87,915,797	$83,509,003
Food and beverage department	7,522,753	6,816,327	25,772,453	20,146,373
Other operating departments	5,398,024	6,286,338	18,001,724	21,080,181
Total revenue	39,181,363	39,212,695	131,689,974	124,735,557
EXPENSES
Hotel operating expenses
Rooms department	6,437,081	6,539,306	19,866,515	19,694,649
Food and beverage department	5,607,350	4,731,787	17,933,777	13,868,567
Other operating departments	2,198,058	2,386,901	6,819,661	7,470,380
Indirect	17,372,167	15,731,938	52,582,080	49,132,884
Total hotel operating expenses	31,614,656	29,389,932	97,202,033	90,166,480
Depreciation and amortization	4,715,019	4,704,806	14,056,523	13,889,621
(Gain) loss on disposal of assets	(4,700)	1,215	(4,700)	491,828
Corporate general and administrative	1,688,535	1,827,746	5,458,340	4,774,139
Total operating expenses	38,013,510	35,923,699	116,712,196	109,322,068
NET OPERATING INCOME	1,167,853	3,288,996	14,977,778	15,413,489
Other income (expense)
Interest expense	(4,466,630)	(4,224,387)	(12,868,595)	(15,280,531)
Interest income	222,878	40,581	592,315	92,515
Loss on early extinguishment of debt	—	—	—	(5,944,881)
Unrealized gain (loss) on hedging activities	103,946	1,457,552	(51,686)	2,992,311
PPP loan forgiveness	—	—	275,494	—
Gain on sale of hotel properties	—	—	—	30,053,977
Gain on involuntary conversion of assets	551,729	1,422,295	1,331,374	1,473,842
Net (loss) income before income taxes	(2,420,224)	1,985,037	4,256,680	28,800,722
Income tax benefit (provision)	354,398	(12,474)	322,679	(33,744)
Net (loss) income	(2,065,826)	1,972,563	4,579,359	28,766,978
Add: Net loss (income) attributable to noncontrolling interest	156,558	51,094	50,720	(1,317,225)
Net (loss) income attributable to the Company	(1,909,268)	2,023,657	4,630,079	27,449,753
Undeclared distributions to preferred stockholders	(1,994,313)	(1,813,820)	(5,982,938)	(5,639,906)
(Loss) gain on extinguishment of preferred stock	—	(97,157)	—	64,518
Net (loss) income attributable to common stockholders	$(3,903,581)	$112,680	$(1,352,859)	$21,874,365
Net (loss) income per share attributable to common stockholders:
Basic	$(0.20)	$0.01	$(0.08)	$1.24
Diluted	$(0.20)	$0.01	$(0.08)	$1.20
Weighted average number of common shares outstanding
Basic	18,906,851	18,045,365	18,742,219	17,598,153
Diluted	18,906,851	18,559,666	18,742,219	18,209,766

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2022	3,973,310	$39,733	18,951,525	$189,515	$175,611,370	$(2,601,134)	$(120,985,183)	$(733,578)	$51,520,723
Net income	—	—	—	—	—	—	1,412,474	(24,960)	1,387,514
Issuance of common stock	—	—	64,278	643	120,842	—	—	—	121,485
Issuance of restricted common stock awards	—	—	220,000	2,200	101,701	—	—	—	103,901
Amortization of ESOP shares	—	—	—	—	(33,439)	45,634	—	—	12,195
Amortization of restricted stock awards	—	—	—	—	22,883	—	—	—	22,883
Balances at March 31, 2023 (unaudited)	3,973,310	$39,733	19,235,803	$192,358	$175,823,357	$(2,555,500)	$(119,572,709)	$(758,538)	$53,168,701
Net income	—	—	—	—	—	—	5,126,872	130,798	5,257,670
Conversion of units in Operating Partnership to shares of common stock	—	—	75,000	750	426,049	—	—	(426,799)	—
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(1,464,100)	—	(1,464,100)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(1,325,078)	—	(1,325,078)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(1,199,447)	—	(1,199,447)
Amortization of ESOP shares	—	—	—	—	(32,916)	45,633	—	—	12,717
Amortization of restricted stock awards	—	—	—	—	41,771	—	—	—	41,771
Balances at June 30, 2023 (unaudited)	3,973,310	$39,733	19,310,803	$193,108	$176,258,261	$(2,509,867)	$(118,434,462)	$(1,054,539)	$54,492,234
Net loss	—	—	—	—	—	—	(1,909,268)	(156,558)	(2,065,826)
Conversion of units in Operating Partnership to shares of common stock	—	—	386,002	3,860	35,797	—	—	(39,657)	—
Preferred stock dividends declared:
Series B Preferred Stock, $0.50/share	—	—	—	—	—	—	(732,050)	—	(732,050)
Series C Preferred Stock, $0.492188/share	—	—	—	—	—	—	(662,539)	—	(662,539)
Series D Preferred Stock, $0.515625/share	—	—	—	—	—	—	(599,723)	—	(599,723)
Amortization of ESOP shares	—	—	—	—	(31,644)	45,636	—	—	13,992
Amortization of restricted stock awards	—	—	—	—	41,770	—	—	—	41,770
Balances at September 30, 2023 (unaudited)	3,973,310	$39,733	19,696,805	$196,968	$176,304,184	$(2,464,231)	$(122,338,042)	$(1,250,754)	$50,487,858

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2021	4,059,610	$40,596	17,441,058	$174,410	$177,651,954	$(3,083,398)	$(153,521,704)	$(4,758,928)	$16,502,930
Net loss	—	—	—	—	—	—	(649,323)	(161,621)	(810,944)
Issuance of common stock	—	—	175,268	1,752	355,760	—	—	—	357,512
Issuance of restricted common stock awards	—	—	15,000	151	30,149	—	—	—	30,300
Amortization of ESOP shares	—	—	—	—	(36,391)	50,547	—	—	14,156
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Extinguishment of preferred stock	(22,500)	(225)	217,775	2,178	9,222	—	—	—	11,175
Balances at March 31, 2022 (unaudited)	4,037,110	$40,371	17,849,101	$178,491	$178,028,889	$(3,032,851)	$(154,171,027)	$(4,920,549)	$16,123,324
Net income	—	—	—	—	—	—	26,075,419	1,529,940	27,605,359
Issuance of common stock	—	—	37,428	374	64,002	—	—	—	64,376
Conversion of units in Operating Partnership to shares of common stock	—	—	50,000	500	(318,286)	—	—	317,786	—
Amortization of ESOP shares	—	—	—	—	(30,590)	50,544	—	—	19,954
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Extinguishment of preferred stock	(27,600)	(276)	270,144	2,702	(13,601)	—	252,401	—	241,226
Balances at June 30, 2022 (unaudited)	4,009,510	$40,095	18,206,673	$182,067	$177,748,609	$(2,982,307)	$(127,843,207)	$(3,072,823)	$44,072,434
Net income	—	—	—	—	—	—	2,023,657	(51,094)	1,972,563
Issuance of common stock	—	—	167,390	1,674	344,824	—	—	—	346,498
Conversion of units in Operating Partnership to shares of common stock	—	—	40,687	407	(545,578)	—	—	545,171	—
Amortization of ESOP shares	—	—	—	—	(41,981)	50,545	—	—	8,564
Amortization of restricted stock awards	—	—	—	—	18,195	—	—	—	18,195
Extinguishment of preferred stock	(36,200)	(362)	318,930	3,189	42,950	—	(252,401)	—	(206,624)
Balances at September 30, 2022 (unaudited)	3,973,310	$39,733	18,733,680	$187,337	$177,567,019	$(2,931,762)	$(126,071,951)	$(2,578,746)	$46,211,630

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income	$4,579,359	$28,766,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,056,523	13,889,621
Amortization of deferred financing costs	448,467	923,777
Amortization of mortgage premium	(18,511)	(18,511)
Gain on involuntary conversion of assets	(1,331,374)	(1,473,842)
Unrealized (gain) loss on hedging activities	51,686	(2,992,311)
Loss on early extinguishment of debt	—	5,944,881
PPP loan forgiveness	(275,494)	—
Gain on disposal of assets	(4,700)	(30,053,977)
Loss on disposal of assets	—	491,828
ESOP and stock - based compensation	370,714	895,945
Changes in assets and liabilities:
Accounts receivable	1,086,903	764,318
Prepaid expenses, inventory and other assets	(1,350,705)	(580,056)
Accounts payable and other accrued liabilities	236,206	(12,876,519)
Advance deposits	639,444	525,840
Net cash provided by operating activities	18,488,518	4,207,972
Cash flows from investing activities:
Proceeds from sale of hotel properties	—	52,403,981
Improvements and additions to hotel properties	(6,069,672)	(4,809,289)
Proceeds from involuntary conversion	1,312,675	1,677,444
Proceeds from sale of assets	141,952	32,932
Net cash (used in) provided by investing activities	(4,615,045)	49,305,068
Cash flows from financing activities:
Proceeds from mortgage loans	2,715,833	7,777,475
Payments on mortgage loans	(5,580,239)	(36,548,807)
Payments on secured notes	—	(20,000,000)
Payments on unsecured notes	(554,965)	(55,689)
Payments of deferred financing costs	(413,909)	(246,714)
Preferred dividends paid	(7,977,251)	—
Net cash used in financing activities	(11,810,531)	(49,073,735)
Net increase in cash, cash equivalents and restricted cash	2,062,942	4,439,305
Cash, cash equivalents and restricted cash at the beginning of the period	27,341,630	25,578,537
Cash, cash equivalents and restricted cash at the end of the period	$29,404,572	$30,017,842
Supplemental disclosures:
Cash paid during the period for interest	$12,619,680	$20,046,224
Cash paid during the period for income taxes	$614,231	$39,908
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$8,684	$959,859
The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment in hotel properties, net	$357,027,422	$365,070,725
Cash and cash equivalents	19,198,625	21,918,680
Restricted cash	10,205,947	5,422,950
Accounts receivable, net	4,776,701	5,844,904
Loan receivable - affiliate	2,519,566	2,650,526
Prepaid expenses, inventory and other assets	9,553,741	8,311,862
TOTAL ASSETS	$403,282,002	$409,219,647
LIABILITIES
Mortgage loans, net	$317,633,743	$320,482,103
Unsecured notes, net	1,722,700	2,545,975
Accounts payable and other accrued liabilities	25,957,518	25,704,835
Advance deposits	2,872,457	2,233,013
Dividends and distributions payable	2,088,160	4,082,472
TOTAL LIABILITIES	$350,274,578	$355,048,398

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference each $44,655,050, at September 30, 2023 and December 31, 2022, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference each $40,940,681, each at September 30, 2023 and December 31, 2022, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference each $35,674,458, each at September 30, 2023 and December 31, 2022, respectively.	27,504,901	27,504,901
General Partner: 205,220 units and 197,767 units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	(117,659)	(106,022)
Limited Partners: 19,855,771 units and 19,578,946 units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	(40,295,682)	(39,143,494)
TOTAL PARTNERS’ CAPITAL	53,007,424	54,171,249
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$403,282,002	$409,219,647

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Rooms department	$26,260,586	$26,110,030	$87,915,797	$83,509,003
Food and beverage department	7,522,753	6,816,327	25,772,453	20,146,373
Other operating departments	5,398,024	6,286,338	18,001,724	21,080,181
Total revenue	39,181,363	39,212,695	131,689,974	124,735,557
EXPENSES
Hotel operating expenses
Rooms department	6,437,081	6,539,306	19,866,515	19,694,649
Food and beverage department	5,607,350	4,731,787	17,933,777	13,868,567
Other operating departments	2,198,058	2,386,901	6,819,661	7,470,380
Indirect	17,372,167	15,731,938	52,582,080	49,132,884
Total hotel operating expenses	31,614,656	29,389,932	97,202,033	90,166,480
Depreciation and amortization	4,715,019	4,704,806	14,056,523	13,889,621
(Gain) loss on disposal of assets	(4,700)	1,215	(4,700)	491,828
Corporate general and administrative	1,688,535	1,827,746	5,458,340	4,774,139
Total operating expenses	38,013,510	35,923,699	116,712,196	109,322,068
NET OPERATING INCOME	1,167,853	3,288,996	14,977,778	15,413,489
Other income (expense)
Interest expense	(4,466,630)	(4,224,387)	(12,868,595)	(15,280,531)
Interest income	222,878	40,581	592,315	92,515
Loss on early extinguishment of debt	—	—	—	(5,944,881)
Unrealized gain (loss) on hedging activities	103,946	1,457,552	(51,686)	2,992,311
PPP loan forgiveness	—	—	275,494	—
Gain on sale of hotel properties	—	—	—	30,053,977
Gain on involuntary conversion of assets	551,729	1,422,295	1,331,374	1,473,842
Net (loss) income before income taxes	(2,420,224)	1,985,037	4,256,680	28,800,722
Income tax benefit (provision)	354,398	(12,474)	322,679	(33,744)
Net (loss) income	(2,065,826)	1,972,563	4,579,359	28,766,978
Undeclared distributions to preferred unit holders	(1,994,313)	(1,813,820)	(5,982,938)	(5,639,906)
(Loss) gain on extinguishment of preferred stock	—	(97,157)	—	64,518
Net (loss) income attributable to general and limited partnership unit holders	$(4,060,139)	$61,586	$(1,403,579)	$23,191,590
Net (loss) income attributable per general and limited partner unit:
Basic	$(0.20)	$-	$(0.07)	$1.21
Diluted	$(0.20)	$-	$(0.07)	$1.20
Weighted average number of general and limited partner units outstanding
Basic	19,810,991	19,501,310	19,807,797	19,116,224
Diluted	19,810,991	19,604,222	19,807,797	19,307,832

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2022	3,973,310	$34,344,086	$31,571,778	$27,504,901	197,767	$(106,022)	19,578,946	$(39,143,494)	$54,171,249
Amortization of restricted unit awards	—	—	—	—	—	229	—	22,654	22,883
Unit based compensation	—	—	—	—	2,843	1,857	281,435	183,780	185,637
Net income	—	—	—	—	—	13,875	—	1,373,639	1,387,514
Balances at March 31, 2023 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	200,610	$(90,061)	19,860,381	$(37,563,421)	$55,767,283
Amortization of restricted unit awards	—	—	—	—	—	417	—	41,353	41,770
Preferred distributions paid	—	—	—	—	—	(39,886)	—	(3,948,739)	(3,988,625)
Unit based compensation	—	—	—	—	—	(270)	—	(26,752)	(27,022)
Net income	—	—	—	—	—	52,577	—	5,205,093	5,257,670
Balances at June 30, 2023 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	200,610	$(77,223)	19,860,381	$(36,292,466)	$57,051,076
Amortization of restricted unit awards	—	—	—	—	—	418	—	41,352	41,770
Preferred distributions paid	—	—	—	—	—	(19,943)	—	(1,974,369)	(1,994,312)
Unit based compensation	—	—	—	—	—	(253)	—	(25,031)	(25,284)
Conversion of units in Operating Partnership to shares of Common Stock	—	—	—	—	4,610	—	(4,610)	—	—
Net loss	—	—	—	—	—	(20,658)	—	(2,045,168)	(2,065,826)
Balances at September 30, 2023 (unaudited)	3,973,310	$34,344,086	$31,571,778	$27,504,901	205,220	$(117,659)	19,855,771	$(40,295,682)	$53,007,424

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2021	4,059,610	$35,420,784	$32,474,760	$27,549,832	185,748	$(469,805)	18,389,030	$(75,315,469)	$19,660,102
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	1,903	2,227	188,365	343,194	345,421
Extinguishment of preferred units	(22,500)	(302,602)	(225,159)	—	2,178	5,389	215,597	533,548	11,177
Net loss	—	—	—	—	—	(8,109)	—	(802,835)	(810,944)
Balances at March 31, 2022 (unaudited)	4,037,110	$35,118,182	$32,249,601	$27,549,832	189,829	$(470,116)	18,792,992	$(75,223,549)	$19,223,950
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	374	391	37,054	38,705	39,096
Extinguishment of preferred units	(27,600)	(211,117)	(436,246)	—	2,701	5,633	267,443	871,778	230,048
Net income	—	—	—	—	—	276,054	—	27,329,305	27,605,359
Balances at June 30, 2022 (unaudited)	4,009,510	$34,907,065	$31,813,355	$27,549,832	192,904	$(187,856)	19,097,489	$(46,965,748)	$47,116,648
Amortization of restricted unit awards	—	—	—	—	—	182	—	18,013	18,195
Unit based compensation	—	—	—	—	—	3,121	—	309,000	312,121
Extinguishment of preferred units	(36,200)	(562,979)	(241,576)	(44,932)	3,190	9,467	315,740	644,573	(195,447)
Net income	—	—	—	—	—	19,725	—	1,952,838	1,972,563
Balances at September 30, 2022 (unaudited)	3,973,310	$34,344,086	$31,571,779	$27,504,900	196,094	$(155,361)	19,413,229	$(44,041,324)	$49,224,080

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$4,579,359	$28,766,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,056,523	13,889,621
Amortization of deferred financing costs	448,467	923,777
Amortization of mortgage premium	(18,511)	(18,511)
Gain on involuntary conversion of assets	(1,331,374)	(1,473,842)
Unrealized (gain) loss on hedging activities	51,686	(2,992,311)
Loss on early extinguishment of debt	—	5,944,881
PPP loan forgiveness	(275,494)	—
Gain on disposal of assets	(4,700)	(30,053,977)
Loss on disposal of assets	—	491,828
ESOP and unit - based compensation	239,754	751,223
Changes in assets and liabilities:
Accounts receivable	1,086,903	764,318
Prepaid expenses, inventory and other assets	(1,350,705)	(580,056)
Accounts payable and other accrued liabilities	236,206	(12,876,519)
Advance deposits	639,444	525,840
Net cash provided by operating activities	18,357,558	4,063,250
Cash flows from investing activities:
Proceeds from sale of hotel properties	—	52,403,981
Improvements and additions to hotel properties	(6,069,672)	(4,809,289)
ESOP loan payments received	130,960	144,722
Proceeds from involuntary conversion	1,312,675	1,677,444
Proceeds from sale of assets	141,952	32,932
Net cash (used in) provided by investing activities	(4,484,085)	49,449,790
Cash flows from financing activities:
Proceeds from mortgage loans	2,715,833	7,777,475
Payments on mortgage loans	(5,580,239)	(36,548,807)
Payments on secured notes	—	(20,000,000)
Payments on unsecured notes	(554,965)	(55,689)
Payments of deferred financing costs	(413,909)	(246,714)
Preferred dividends paid	(7,977,251)	—
Net cash used in financing activities	(11,810,531)	(49,073,735)
Net increase in cash, cash equivalents and restricted cash	2,062,942	4,439,305
Cash, cash equivalents and restricted cash at the beginning of the period	27,341,630	25,578,537
Cash, cash equivalents and restricted cash at the end of the period	$29,404,572	$30,017,842
Supplemental disclosures:
Cash paid during the period for interest	$12,678,642	$19,942,876
Cash paid during the period for income taxes	$614,231	$39,908
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$8,684	$959,859

The accompanying notes are an integral part of these consolidated financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of September 30, 2023, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the Hilton, DoubleTree, and Hyatt brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which at September 30, 2023 was approximately 98.2% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. The MHI TRS Entities have engaged Our Town Hospitality, LLC (“Our Town”), an eligible independent management company, to operate the hotels under management contracts. MHI Hospitality TRS Holding, Inc. (“MHI TRS”) is treated as a taxable REIT subsidiary for federal income tax purposes.

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

The Company recognized no impairment losses for the three and nine months ended September 30, 2023 or 2022.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows, mortgage servicing and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements.

	As of	As of
	September 30, 2023	September 30, 2022
Cash and cash equivalents	$19,198,625	$23,011,471
Restricted cash	10,205,947	7,006,371
Cash, cash equivalents and restricted cash at the end of the period	$29,404,572	$30,017,842

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

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of September 30, 2023 and December 31, 2022 were $207,047 and $241,038, respectively. Amortization expense for the three and nine-month periods ended September 30, 2023 and 2022, totaled $11,059 and $12,282 and $33,991 and $36,570, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate swaps are the only assets or liabilities measured at fair value on a recurring basis, there were no non-recurring assets or liabilities for fair value measurements as of September 30, 2023 and December 31, 2022, respectively):

	Level 1	Level 2	Level 3
December 31, 2022
Interest rate swaps (1)	$—	$1,308,503	$—
Mortgage loans (2)	$—	$(306,300,855)	$—

September 30, 2023
Interest rate swap (1)	$—	$1,308,038	$—
Mortgage loans (2)	$—	$(303,808,970)	$—

(1)
Interest rate swaps, one of which swaps the loan rate for a fixed interest rate of 5.237% for the DoubleTree by Hilton Philadelphia Airport mortgage and is valued only at December 31, 2022, and the other which swaps the loan rate for a fixed rate of approximately 5.576% for the Hotel Alba Tampa mortgage and is valued at September 30, 2023 and December 31, 2022. Notional amounts of the swaps approximate the declining balance of the loan.
(2)
Mortgage loans, net had a carrying value on our Consolidated Balance Sheets of $317,633,743 and $320,482,103 as of September 30, 2023 and December 31, 2022, respectively.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statements of operations pursuant to the terms of each lease. Lease revenue was approximately $0.3 million and $0.2 million, for the three months ended September 30, 2023 and 2022, respectively, and for the nine months ended September 30, 2023 and 2022, totaled approximately $0.8 million and $0.9 million, respectively.

A schedule of minimum future lease payments receivable for the remaining three and twelve-month periods is as follows:

For the remaining three months ending December 31, 2023	$202,519
December 31, 2024	805,327
December 31, 2025	1,297,801
December 31, 2026	715,115
December 31, 2027	703,515
December 31, 2028 and thereafter	9,321,103
Total	$13,045,380

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of September 30, 2023, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of September 30, 2023 and December 31, 2022, deferred tax assets each totaled $0, respectively.

As of September 30, 2023 and December 31, 2022, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2023, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2014 through 2022. In addition, as of September 30, 2023, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject, because of open NOL carryforwards, generally include 2014 through 2022.

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

Under the 2022 Plan, the Company may issue a variety of service or performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of September 30, 2023, 451,668 service-based stock awards have been granted, including 272,668 unrestricted shares and 179,000 restricted shares issued to certain executives and its independent directors. Total compensation cost recognized under the 2022 Plan for the three months ended September 30, 2023 and 2022 was $18,887 and $0, respectively, and for the nine months ended September 30, 2023 and 2022 was $263,161 and $0, respectively.

The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permits the grant of stock options, restricted stock, unrestricted stock and service or performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. All future awards will be made under the 2022 Plan.

As of September 30, 2023, under the 2013 Plan, the Company has made cumulative service-based stock awards totaling 745,160 shares, including 700,160 unrestricted shares and 45,000 restricted shares issued to certain executives and employees and to its independent directors. All awards have vested except for 45,000 shares issued to certain employees, which will vest over the next two years. The remaining 4,840 shares have been deregistered.

Under the 2013 Plan, the Company was able to issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of September 30, 2023, no performance-based stock awards have been granted. Total compensation cost recognized under the 2013 Plan for the three months ended September 30, 2023 and 2022 was $22,883 and $364,692, respectively, and for the nine months ended September 30, 2023 and 2022 was $68,648 and $853,271, respectively.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered a compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the three months ended September 30, 2023 and 2022, the ESOP compensation cost was $13,992 and $13,871, and for the nine months ended September 30, 2023 and 2022 the ESOP compensation cost was $38,905 and $42,674, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Advertising – Advertising costs, including internet advertising, were $644,111, and $559,981 for the three months ended September 30, 2023 and 2022 and were $2,039,089 and $1,717,399 for the nine months ended September 30, 2023 and 2022, respectively. Advertising costs are expensed as incurred.

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
3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022

Land and land improvements	$61,078,390	$60,934,859
Buildings and improvements	416,813,251	412,717,919
Right of use assets	4,850,671	5,199,845
Furniture, fixtures and equipment	51,500,684	51,292,107
	534,242,996	530,144,730
Less: accumulated depreciation and impairment	(177,215,574)	(165,074,005)
Investment in Hotel Properties, Net	$357,027,422	$365,070,725

4. Debt

Mortgage Loans, Net. As of September 30, 2023 and December 31, 2022, we had approximately $317.6 million and approximately $320.5 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	September 30,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2023	2022	Penalties	Date	Provisions	Rate
The DeSoto (1)	$30,495,324	$31,219,022	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	31,920,568	32,416,570	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	10,000,000	7,412,107	(3)	5/6/2028	(3)	7.35%
DoubleTree by Hilton Philadelphia Airport (4)	38,915,488	39,413,672	None	10/31/2023	30 years	SOFR plus 2.27%
DoubleTree Resort by Hilton Hollywood Beach (5)	51,803,264	52,724,475	(5)	10/1/2025	30 years	4.913%
Georgian Terrace (6)	39,715,153	40,492,622	(6)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (7)	24,391,000	24,756,400	None	6/30/2025	(7)	SOFR plus 2.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (8)	30,995,244	31,699,775	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (9)	46,730,206	47,534,606	Yes	10/1/2028	30 years	5.25%
The Whitehall (10)	$14,064,662	14,226,067	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$319,030,909	$321,895,316
Deferred financing costs, net	(1,446,221)	(1,480,779)
Unamortized premium on loan	49,055	67,566
Total Mortgage Loans, Net	$317,633,743	$320,482,103

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
(4)

The note bears a floating interest rate of SOFR plus 2.27%. On August 13, 2018, we entered into a swap agreement to fix the rate at 5.237% through July 31, 2023. Notional amounts under the swap agreement approximated the declining balance of the loan. Effective October 29, 2023, we entered into a loan amendment to extend the maturity date to December 29, 2023 and to increase the interest rate to SOFR plus 3.50%.

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

As of September 30, 2023, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Philadelphia Airport. At September 30, 2023, we failed to meet the financial covenants under the mortgage agreement. On October 29, 2023, we amended the mortgage agreement to extend the maturity date for 60 days from October 31, 2023 to December 29, 2023. We anticipate a further modification of the loan agreement to include a waiver of non-compliance with the financial covenants as well as other terms and conditions, including a further extension of the maturity date. Additionally, the mortgage on the DoubleTree by Hilton Jacksonville Riverfront matures in July 2024. We intend to refinance that mortgage at the expected level of its indebtedness prior to maturity.

Total future mortgage debt maturities for the remaining three and twelve-month periods, without respect to any extension of loan maturity or loan modification after September 30, 2023, were as follows:

For the remaining three months ended December 31, 2023	$40,624,873
December 31, 2024	38,069,572
December 31, 2025	116,058,765
December 31, 2026	58,588,970
December 31, 2027	1,757,220
December 31, 2028 and thereafter	63,931,509
Total future maturities	$319,030,909

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

On April 16, 2020, our Operating Partnership entered into a promissory note with Village Bank in connection with a PPP Loan and received proceeds of $333,500. As of September 30, 2023, an application for full forgiveness has been filed and is still pending.

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

At September 30, 2023, the PPP loans had a cumulative balance of approximately $1.7 million.

5. Commitments and Contingencies

Ground, Building, Parking and Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the three months ended September 30, 2023 and 2022, each totaled $20,983, and for the nine months ended September 30, 2023 and 2022, each totaled $62,949.

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

We lease land adjacent to the Hotel Alba Tampa for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2009. In May 2014, we extended the agreement for an additional five years. We signed a new agreement in April 2019, which commenced in July 2019, goes for five years and can be renewed for an additional five years. The new agreement expires in July 2024, requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the three months ended September 30, 2023 and 2022, each totaled $651, and for the nine months ended September 30, 2023 and 2022 totaled $1,952 and $1,958.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement was $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent will be offset by a tenant improvement allowance of $200,000, to be applied against one-half of each monthly rent payment until such time as the tenant improvement allowance is exhausted. Rent expense for the three months ended September 30, 2023 and 2022 each totaled $55,902, and for the nine months ended September 30, 2023 and 2022 each totaled $167,706.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires in 2025 and may be extended for five additional renewal periods of 10 years each. The first renewal has been elected and the current maturity is 2035. Rent expense for the three months ended September 30, 2023 and 2022, was $152,231 and $128,415, respectively, and for the nine months ended September 30, 2023 and 2022, totaled $493,724 and $364,123 respectively.

We lease the parking garage and poolside cabanas associated with the Hyde Beach House. The parking and cabana lease requires us to make rental payments of $270,100 per year with increases of 5% every five years and has an initial term that expires in 2034 and which may be extended for four additional renewal periods of 5 years each. Rent expense for the three months ended September 30, 2023 and 2022, each totaled $67,750, and for the nine months ended September 30, 2023 and 2022, each totaled $203,250.

We also lease certain storage facilities, furniture and equipment under agreements expiring between December 2023 and June 2026.

A schedule of minimum future lease payments for the following three and twelve-month periods is as follows:

For the remaining three months ended December 31, 2023	$170,299
December 31, 2024	686,820
December 31, 2025	696,536
December 31, 2026	690,843
December 31, 2027	347,540
December 31, 2028 and thereafter	13,539,483
Total	$16,131,521

Employment Agreements - The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – As of September 30, 2023, our ten wholly-owned hotels, and our two condo-hotel rental programs, operated under management agreements with Our Town (see Note 8). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of September 30, 2023, seven of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 3.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently in force expire between October 2024 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

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

ESOP Loan Commitment – The Company’s board of directors approved the ESOP on November 29, 2016, which was adopted by the Company in December 2016 and effective January 1, 2016. The ESOP is a non-contributory defined contribution plan covering all employees of the Company. The ESOP is a leveraged ESOP, meaning funds are loaned to the ESOP from the Company. The Company entered into a loan agreement with the ESOP on December 29, 2016, pursuant to which the ESOP may borrow up to $5.0 million to purchase shares of the Company’s common stock on the open market. Under the loan agreement, the aggregate principal amount outstanding at any time may not exceed $5.0 million and the ESOP may borrow additional funds up to that limit in the future, until December 29, 2036. At September 30, 2023, the balance on the loan was approximately $2.5 million, leaving capacity for additional borrowing of approximately $2.5 million under the commitment.

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

6. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	September 30, 2023	December 31, 2022	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

On January 24, 2023, the Company announced its intention to resume quarterly payments of dividends on its preferred stock. Accordingly, the Company paid previously declared preferred dividends, in the amount of approximately $2.0 million, on March 15, 2023. The Company also declared preferred dividends in April 2023, and paid approximately $2.0 million on June 13, 2023. On May 30, 2023, the Company declared a "catch-up" dividend and paid approximately $2.0 million on July 14, 2023. On July 31, 2023, the Company declared preferred dividends in the amount of approximately $2.0 million that were paid on September 15, 2023.

The total undeclared and unpaid cash dividends due on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through September 30, 2023, are $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. As of September 30, 2023, the undeclared cumulative preferred dividends were approximately $21.9 million.

Preferred Units - The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	September 30, 2023	December 31, 2022	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

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

The total undeclared and unpaid cash dividends due on the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units through September 30, 2023, is $8,052,550, $7,287,931 and $6,596,958, respectively. Undeclared preferred cumulative dividends are reported on the statements of operations but are not considered payable until declared. As of September 30, 2023, the undeclared cumulative preferred dividends were approximately $21.9 million.

7. Common Stock and Units

Common Stock – As of September 30, 2023, the Company was authorized to issue up to 69,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

On August 18, 2023, one holder of partnership units in the Operating Partnership converted 252,903 units for an equivalent number of shares in the Company's stock.

On August 30, 2023, one holder of partnership units in the Operating Partnership converted 133,099 units for an equivalent number of shares in the Company's stock.

As of September 30, 2023 and December 31, 2022, the Company had 19,696,805 and 18,951,525 shares of common stock outstanding, respectively.

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

As of September 30, 2023 and December 31, 2022, the total number of Operating Partnership units outstanding was 20,060,991 and 19,776,713, respectively.

As of September 30, 2023 and December 31, 2022, the total number of outstanding Operating Partnership units not owned by the Company was 364,186 and 825,188, respectively, with a fair market value of approximately $0.6 million and $1.5 million, respectively, based on the price per share of the common stock on such respective dates.

As of September 30, 2023, there were unpaid common dividends and distributions to holders of record as of March 13, 2020, in the amount of approximately $2.1 million.

8. Related Party Transactions

Our Town Hospitality. Our Town is currently the management company for each of our ten wholly-owned hotels, as well as the manager of our rental programs at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences. As of September 30, 2023, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 71.0%, 7.0%, and 15.0%, respectively, of the total outstanding ownership interests of Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town. The following is a summary of the transactions between Our Town and us:

Accounts Receivable – At September 30, 2023 and December 31, 2022, we were due approximately $0.3 million and $0.3 million, respectively, from Our Town.

Accounts Payable – At September 30, 2023 and December 31, 2022, we owed Our Town approximately $0.8 million and $1.3 million, respectively.

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

Base management fees earned by Our Town for our properties each totaled approximately $1.0 million, for the three months ended September 30, 2023 and 2022, respectively, and were approximately $3.4 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Each OTH Hotel Management Agreement sets an incentive management fee equal to 10.0% of the amount by which gross operating profit, as defined in the relevant management agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation. Incentive management fees earned for the three months ended September 30, 2023 and 2022, were $(31,088) and $(42,656), respectively and for the nine months ended September 30, 2023 and 2022, were approximately $186,855 and $272,017, respectively.

Each OTH Hotel Management Agreement provides for the payment of a termination fee upon the sale of the hotel equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for the number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the management agreement. In 2022, we paid Our Town approximately $0.3 million in termination fees triggered by the sale of the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh Brownstone – University.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from Sotherly for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by Sotherly and the third-party owner of the property. Lease payments due to the Company were $334,473 and $235,352, as of September 30, 2023 and September 30, 2022, respectively.

Employee Medical Benefits – We purchase employee medical coverage for eligible employees that are employed by Our Town and who work exclusively for our properties and elect to participate in Our Town’s self-insured plan. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were approximately $0.9 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and for the nine months ended September 30, 2023 and 2022, were approximately $2.3 million and $2.6 million, respectively.

Others. We employed Ashley S. Kirkland, the daughter of our Chairman, as Corporate Counsel and Compliance Officer until her departure in January 2022 and continue to employ Robert E. Kirkland IV, her husband, as our General Counsel. We also employ Andrew M. Sims Jr., the son of our Chairman, as Vice President – Operations & Investor Relations. Total compensation for all three individuals, including salary and benefits, for the three months ended September 30, 2023 and 2022, were $134,289 and $125,935, respectively, and for the nine months ended September 30, 2023 and 2022, were $470,494 and $379,898, respectively.

9. Retirement Plans

401(k) Plan - We maintain a 401(k) plan for qualified employees which is subject to “safe harbor” provisions. Those provisions include a matching employer contribution consisting of 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. In addition, all employer matching funds vest immediately. Contributions to the plan totaled $16,048 and $16,500, for the three months ended September 30, 2023 and 2022, and for the nine months ended September 30, 2023 and 2022, totaled $73,596 and $68,143, respectively.

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

Between January 3, and February 28, 2017, the Company’s ESOP had purchased 682,500 shares of the Company’s common stock in the open market at a cost of approximately $4.9 million. Shares purchased by the ESOP are held in a suspense account for allocation among participants as contributions are made to the ESOP by the Company. The share allocations are accounted for at fair value at the date of allocation.

A total of 314,202 shares with a fair value of $531,002 remained allocated or committed to be released from the suspense account, as of September 30, 2023. We recognized as compensation cost $38,905 and $42,674 during the nine months ended September 30, 2023 and 2022, respectively. The remaining 345,010 unallocated shares have an approximate fair value of $583,066, as of September 30, 2023. As of September 30, 2023, the ESOP held a total of 295,035 allocated shares, 19,167 committed-to-be-released shares and 345,010 suspense shares. Dividends on allocated and unallocated shares are used to pay down the ESOP loan from the Operating Partnership.

The share allocations are accounted for at fair value on the date of allocation as follows:

	September 30, 2023		December 31, 2022
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	295,035	$498,610	301,646	$545,979
Committed to be released shares	19,167	32,392	—	—
Total Allocated and Committed-to-be-Released	314,202	$531,002	301,646	$545,979

Unallocated shares	345,010	583,066	364,177	659,160

Total ESOP Shares	659,212	$1,114,068	665,823	$1,205,139

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing	$3,815,349	$3,729,867	$12,323,121	$11,390,258
General and administrative	3,638,354	3,396,247	11,010,177	10,186,922
Repairs and maintenance	2,164,003	2,057,298	6,486,094	6,519,845
Utilities	1,691,931	1,566,216	4,425,479	4,308,465
Property taxes	1,436,742	939,951	3,739,381	3,973,027
Management fees, including incentive	973,848	949,926	3,584,723	3,327,267
Franchise fees	972,610	960,246	3,290,490	3,126,021
Insurance	1,511,222	1,128,090	4,174,603	3,121,241
Information and telecommunications	931,573	809,593	2,799,923	2,598,399
Other	236,535	194,504	748,089	581,439
Total indirect hotel operating expenses	$17,372,167	$15,731,938	$52,582,080	$49,132,884

11. Income Taxes

The components of the income tax provision for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current:
Federal	$—	$—	$—	$—
State	(354,398)	12,474	(322,679)	33,744
	(354,398)	12,474	(322,679)	33,744
Deferred:
Federal	(1,153,452)	(544,356)	(1,055,628)	(572,014)
State	(261,180)	(62,819)	(115,711)	(82,652)
Subtotals	(1,414,632)	(607,175)	(1,171,339)	(654,666)
Change in deferred tax valuation allowance	1,414,632	607,175	1,171,339	654,666
	—	—	—	—
Income tax (benefit) provision	$(354,398)	$12,474	$(322,679)	$33,744

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statutory federal income tax provision (benefit)	$(508,247)	$416,858	$893,903	$6,048,152
Federal tax impact of REIT election	(421,693)	(825,994)	(1,264,579)	(6,315,568)
Statutory federal income tax (benefit) provision at TRS	(929,940)	(409,136)	(370,676)	(267,416)
Federal impact of PPP loan forgiveness	—	—	(56,470)	—
State income tax benefit, net of federal provision (benefit)	(839,090)	(185,564)	(1,066,872)	(353,506)
Change in valuation allowance	1,414,632	607,174	1,171,339	654,666
Income tax (benefit) provision	$(354,398)	$12,474	$(322,679)	$33,744

12. Income (Loss) Per Share and Per Unit

Income (loss) per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. The shares of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control, and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding. The unallocated ESOP shares have been excluded in the weighted average for the basic and diluted earnings per share computation. The computation of basic net income (loss) per share is presented below:

	Three Months Ended		Three Months Ended	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022	September 30, 2023		September 30, 2022
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Numerator
Net (loss) income	$(2,065,826)		$1,972,563	$4,579,359		$28,766,978
Less: Net loss (income) allocated to participating share awards	28,008		(6,597)	(58,032)		(94,522)
Net loss (income) attributable to non-controlling interest	156,558		51,094	50,720		(1,317,225)
Undeclared distributions to preferred stockholders	(1,994,313)		(1,813,820)	(5,982,938)		(5,639,906)
Gain on extinguishment of preferred stock	—		(97,157)	—		64,518
Net (loss) income attributable to common stockholders for EPS computation	$(3,875,573)		$106,083	$(1,410,891)		$21,779,843

Denominator
Weighted average number common shares outstanding for basic EPS computation	18,906,851		18,045,365	18,742,219		17,598,153
Effect of dilutive participating securities:
Unvested restricted shares	—	(1)	65,000	—	(1)	63,901
Stock compensation awards unissued	—	(1)	37,912	—	(1)	129,002
Unearned ESOP shares	—	(1)	411,389	—	(1)	418,710
Weighted average number common and common equivalent shares outstanding for diluted EPS computation	18,906,851		18,559,666	18,742,219		18,209,766

Basic net (loss) income per common share:
Undistributed (loss) income	$(0.20)		$0.01	$(0.08)		$1.24
Total basic	$(0.20)		$0.01	$(0.08)		$1.24

Diluted net (loss) income per common share:
Undistributed (loss) income	$(0.20)		$0.01	$(0.08)		$1.20
Total diluted	$(0.20)		$0.01	$(0.08)		$1.20

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

Income (Loss) Per Unit – The computation of basic net income (loss) per unit is presented below:

	Three Months Ended		Three Months Ended	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022	September 30, 2023		September 30, 2022
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Numerator
Net (loss) income	$(2,065,826)		$1,972,563	$4,579,359		$28,766,978
Less: Net loss (income) allocated to participating unit awards	28,008		(6,597)	(58,032)		(94,522)
Undeclared distributions to preferred unitholders	(1,994,313)		(1,813,820)	(5,982,938)		(5,639,906)
Gain on extinguishment of preferred units	—		(97,157)	—		64,518
Net (loss) income attributable to unitholders for EPU computation	$(4,032,131)		$54,989	$(1,461,611)		$23,097,068

Denominator
Weighted average number of units outstanding for basic EPU computation	19,810,991		19,501,310	19,807,797		19,116,224
Effect of dilutive participating securities:
Unvested restricted units	—	(1)	65,000	—	(1)	62,606
Unit compensation awards unissued	—	(1)	37,912	—	(1)	129,002
Weighted average number of equivalent units outstanding for diluted EPU computation	19,810,991		19,604,222	19,807,797		19,307,832

Basic net (loss) income per unit:
Undistributed (loss) income	$(0.20)		$-	$(0.07)		$1.21
Total basic	$(0.20)		$-	$(0.07)		$1.21

Diluted net (loss) income per unit:
Undistributed (loss) income	$(0.20)		$-	$(0.07)		$1.20
Total diluted	$(0.20)		$-	$(0.07)		$1.20

(1) Anti-dilutive, therefore not included.

13. Subsequent Events

On October 30, 2023, we authorized payment of a quarterly distribution of $0.50 per share (and unit) of Series B Preferred Stock (and Series B Preferred Units) to holders of the Series B Preferred Stock (and Series B Preferred Units) of record as of November 30, 2023, to be paid on December 15, 2023.

On October 30, 2023, we authorized payment of a quarterly distribution of $0.4921875 per share (and unit) of Series C Preferred Stock (and Series C Preferred Units) to holders of the Series C Preferred Stock (and Series C Preferred Units) of record as of November 30, 2023, to be paid on December 15, 2023.

On October 30, 2023, we authorized payment of a quarterly distribution of $0.515625 per share (and unit) of Series D Preferred Stock (and Series D Preferred Units) to holders of the Series D Preferred Stock (and Series D Preferred Units) of record as of November 30, 2023, to be paid on December 15, 2023.

Effective as of October 29, 2023, we entered into a loan amendment to extend the maturity date on the existing mortgage on the DoubleTree by Hilton Philadelphia Airport hotel with the existing lender, TD Bank, N.A. Pursuant to the loan amendment: (i) the maturity date was extended to December 29, 2023 and (ii) the interest rate was increased to SOFR plus 3.50%. Concurrent with the execution of the loan amendment, the Company also received a waiver of non-compliance with financial covenants for the period ended June 30, 2023, conditioned upon the increase in a reserve account maintained by the lender of $450,000, which the Company made. The loan continues to be guaranteed by the Operating Partnership. We are in negotiations with the lender to further modify and extend the mortgage loan.

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
•
risks associated with the level of our indebtedness and our ability to meet covenants in our debt agreements, and, as necessary, to refinance or seek an extension of the maturity of such indebtedness or further modification of such debt agreements on similar or more favorable terms;
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

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our hotel portfolio currently consists of ten full-service, primarily upscale and upper-upscale hotels, comprising 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. The Company owns hotels that operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, as well as independent hotels. We sometimes refer to our independent and soft-branded properties as our collection of boutique hotels. As of September 30, 2023, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Hyde Resort & Residences	71	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	76	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,933

(1)
Operated as an independent hotel.
(2)
Reflects only those condominium units that were participating in the rental program, as of September 30, 2023. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through our Operating Partnership. We are the sole general partner of our Operating Partnership, and we own an approximate 98.2% interest in our Operating Partnership, as of the date of this report, with the remaining interest being held by limited partners who were the contributors of our Initial Properties and related assets.

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

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures.”

Results of Operations

The following tables illustrate the key operating metrics for the three and nine months ended September 30, 2023 and 2022, respectively, for the Company’s wholly-owned properties (“actual” portfolio metrics). Accordingly, the actual data does not include the participating condominium hotel rooms of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences. The ten wholly-owned properties in the portfolio that were under the Company’s control during the three and nine months ended September 30, 2023 and the corresponding period in 2022 are considered same-store properties (“same-store” portfolio metrics). Accordingly, the same-store data does not reflect the performance of the Sheraton Louisville Riverside which was sold in February 2022, or the DoubleTree by Hilton Raleigh-Brownstone University which was sold in June 2022. The composite portfolio metrics represent the Company’s wholly-owned properties and the participating condominium hotel rooms at the Hyde Resort & Residences and the Hyde Beach House Resort & Residences, during the three and nine months ended September 30, 2023 and the corresponding period in 2022. The same-store (composite) portfolio metrics includes all properties with the exceptions of the Sheraton Louisville

Riverside and the DoubleTree by Hilton Raleigh-Brownstone University, during the three and nine months ended September 30, 2023, and the corresponding period in 2022.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Actual Portfolio Metrics
Occupancy %	62.4%	63.0%	64.5%	61.7%
ADR	$164.14	$161.77	$179.18	$170.13
RevPAR	$102.46	$101.87	$115.59	$105.00
Same-Store Portfolio Metrics
Occupancy %	62.4%	63.0%	64.5%	62.3%
ADR	$164.14	$161.77	$179.18	$171.32
RevPAR	$102.46	$101.87	$115.59	$106.74
Composite Portfolio Metrics
Occupancy %	61.5%	62.0%	63.8%	61.2%
ADR	$167.10	$168.18	$184.83	$181.72
RevPAR	$102.82	$104.19	$117.89	$111.16
Same-Store (Composite) Portfolio Metrics
Occupancy %	61.5%	62.0%	63.8%	61.7%
ADR	$167.10	$168.18	$184.83	$183.25
RevPAR	$102.82	$104.19	$117.89	$113.07

Comparison of the Three Months Ended September 30, 2023, to the Three Months Ended September 30, 2022

Revenue. Total revenue for the three months ended September 30, 2023, decreased slightly by 0.1%, and was essentially flat at approximately $39.2 million compared to total revenue of approximately $39.2 million for the three months ended September 30, 2022. Increases in total revenue at four of our wholly-owned properties, offset by decreases at eight of our other properties, resulted in a small decrease in aggregate revenue for the period.

Room revenue increased approximately $0.2 million, or 0.6%, to approximately $26.3 million for the three months ended September 30, 2023, compared to room revenue of approximately $26.1 million for the three months ended September 30, 2022. RevPAR for the three month period increased 0.6% from $101.87 in 2022, to $102.46 in 2023, driven by a 0.6% decrease in occupancy and a 1.5% increase in ADR. Increases in room revenue at four of our wholly-owned properties were driven by increases in small group and corporate business travel demand and offset room revenue decreases at the remaining six wholly-owned properties.

Food and beverage revenues increased approximately $0.7 million, or 10.4%, to approximately $7.5 million for the three months ended September 30, 2023 compared to food and beverage revenues of approximately $6.8 million for the three months ended September 30, 2022. Increases in banqueting and catering for small groups and meetings as well as increases in demand at our restaurant outlets at eight of our wholly-owned properties offset decreases at the remaining two wholly-owned properties.

Revenue from other operating departments decreased approximately $0.9 million, or 14.1%, to approximately $5.4 million for the three months ended September 30, 2023 compared to revenue from other operating departments of approximately $6.3 million for the three months ended September 30, 2022. Most of the decrease related to lower net revenue related to the rental programs we manage for participating unit owners at the condominium hotel properties in Hollywood, Florida.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $2.2 million, or 7.6%, to approximately $31.6 million for the three months ended September 30, 2023, compared to total hotel operating expenses of approximately $29.4 million for the three months ended September 30, 2022. The increase in hotel operating expenses for the three months ended September 30, 2023, resulted from an aggregate increase in ten of our hotel properties by approximately $3.0 million, offset by decreases totaling approximately $0.8 million from two of our properties. This increase in hotel operating expenses was directly related to the increases in food and beverage revenues at a number of our hotels and higher indirect expenses as described below.

Rooms expense for the three months ended September 30, 2023 decreased by approximately $0.1 million, or 1.6%, to approximately $6.4 million, compared to rooms expense for the three months ended September 30, 2022 of approximately $6.5 million. The decrease in rooms expense for the three months ended September 30, 2023, resulted from an aggregate decrease in four of our hotel properties by approximately $0.4 million, offset by increases totaling approximately $0.3 million from six of our properties.

Food and beverage expenses for the three months ended September 30, 2023 increased approximately $0.9 million, or 18.5%, to approximately $5.6 million, compared to food and beverage expenses of approximately $4.7 million, for the three months ended September 30, 2022. The net increase in food and beverage expenses for the three months ended September 30, 2023, resulted from an aggregate increase of approximately $0.9 million from nine of our properties, with a slight offset decrease by one of our properties. The increase was directly related to the increase in food and beverage revenue.

Expenses from other operating departments for the three months ended September 30, 2023, decreased approximately $0.2 million or 7.9%, to approximately $2.2 million, compared to other operating departments expense for the three months ended September 30, 2022 of approximately $2.4 million. The decrease in other operating departments expense for the three months ended September 30, 2023, resulted from seven of our properties.

Indirect expenses at our wholly-owned properties for the three months ended September 30, 2023 increased approximately $1.6 million, or 10.4%, to approximately $17.3 million, compared to indirect expenses of approximately $15.7 million for the three months ended September 30, 2022. An increase of approximately $0.5 million driven by an increase in real estate and personal property taxes accounted for a majority of the increase. We also saw an increase of approximately $0.4 million driven by an increase in premiums for property and casualty coverage which accounted for a significant amount of the increase. Increased payroll costs due to increased staffing levels also contributed to the increase.

Corporate General and Administrative. Corporate general and administrative expenses for the three months ended September 30, 2023, decreased approximately $0.1 million, or 7.6%, to approximately $1.7 million compared to corporate general and administrative expenses of approximately $1.8 million, for the three months ended September 30, 2022. A decrease in professional fees for the current quarter accounted for the majority of the decrease.

Interest Expense. Interest expense for the three months ended September 30, 2023, increased approximately $0.3 million, or 5.7%, to approximately $4.5 million, as compared to interest expense of approximately $4.2 million, for the three months ended September 30, 2022. The increase in interest expense for the three months ended September 30, 2023, was substantially related to increases in the amount of corporate debt affected by increasing interest rates on the variable rate mortgages.

Unrealized Gain on Hedging Activities. As of September 30, 2023, the fair market value of our interest rate swap assets are approximately $1.3 million. The unrealized gain on hedging activities during the three months ended September 30, 2023, was approximately $0.1 million, compared to a gain of approximately $1.4 million during the three months ended September 30, 2022. The unrealized gain on hedging activities was driven by changes in expectation of short-term rates over the term of the hedging instruments offset by any decrease in the remaining term of each instrument.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets decreased approximately $0.9 million, from approximately $1.4 million for the three months ended September 30, 2022 to approximately $0.5 million, for the three months ending September 30, 2023. The gains were related to casualties at our properties in Savannah, Georgia and Atlanta, Georgia.

Income Taxes. We had an income tax benefit of $354,398 for the three months ended September 30, 2023, compared to an income tax provision of $12,474, for the three months ended September 30, 2022.

Net (Loss) Income. We realized a net loss for the three months ended September 30, 2023, of approximately $2.1 million, compared to a net income of approximately $2.0 million, for the three months ended September 30, 2022, because of the operating results discussed above.

Comparison of the Nine Months Ended September 30, 2023, to the Nine Months Ended September 30, 2022

Revenue. Total revenue for the nine months ended September 30, 2023, increased approximately $7.0 million, or 5.6%, to approximately $131.7 million compared to total revenue of approximately $124.7 million for the nine months ended September 30, 2022. There was a net aggregate increase in total revenue of approximately $13.6 million, at eight of our wholly-owned properties, offset mainly by decreases at our three Hollywood Beach, Florida properties. There was also a decrease of approximately $3.2 million related to the disposition of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Room revenue increased approximately $4.4 million, or 5.3%, to approximately $87.9 million for the nine months ended September 30, 2023, compared to room revenue of approximately $83.5 million for the nine months ended September 30, 2022. RevPAR increased 10.1% from $105.00 for the nine month period ended September 30, 2022, to $115.59 for the same period in 2023, driven by a 2.8% increase in occupancy and a 5.3% increase in ADR offset by a 4.4% decrease in rooms available for sale as a result of the sale of the DoubleTree by Hilton Raleigh Brownstone – University in June 2022. Increases in room revenue at seven of our wholly-owned properties were driven by increases in small group and corporate business travel demand and offset decreases in room revenue at the remaining three wholly-owned properties.

Food and beverage revenues increased approximately $5.7 million, or 27.9%, to approximately $25.8 million for the nine months ended September 30, 2023, compared to food and beverage revenues of approximately $20.1 million for the nine months ended September 30, 2022. Increases in banqueting and catering for small groups and meetings as well as increases in demand at our restaurant outlets at nine of our wholly-owned properties offset a decrease at the remaining wholly-owned property.

Revenue from other operating departments revenues decreased approximately $3.1 million, or 14.6%, to approximately $18.0 million for the nine months ended September 30, 2023, compared to revenue from other operating departments of approximately $21.1 million for the nine months ended September 30, 2022. Most of the decrease related to lower net revenue related to the rental programs we manage for participating unit owners at the condominium hotel properties in Hollywood, Florida. Additionally, in the comparable nine month period of 2022, we had received a one-time $1.0 million grant from the state of North Carolina, which was not available and which we did not receive in 2023.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses and management fees, increased approximately $7.0 million, or 7.8%, to approximately $97.2 million for the nine months ended September 30, 2023, compared to total hotel operating expenses of approximately $90.2 million for the nine months ended September 30, 2022. The increase in hotel operating expenses for the nine months ended September 30, 2023, resulted from an aggregate increase in total hotel operating expenses of approximately $10.7 million from ten of our properties, offset by decreases totaling approximately $1.3 million from two of our properties in addition to a decrease of approximately $2.4 million, as a result of the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. This increase in hotel operating expenses was directly related to the increase in revenue.

Rooms expense for the nine months ended September 30, 2023, increased by approximately 0.2 million, or 0.9%, to approximately $19.9 million, compared to rooms expense for the nine months ended September 30, 2022 of approximately $19.7 million. The increase in rooms expense for the nine months ended September 30, 2023, resulted from an aggregate increase of approximately $1.6 million from seven of our hotel properties, offset by a decrease totaling approximately $0.7 million from three of our properties in addition to a decrease of approximately $0.7 million, as a result of the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Food and beverage expenses for the nine months ended September 30, 2023, increased approximately $4.1 million, or 29.3%, to approximately $17.9 million, compared to food and beverage expenses of approximately $13.8 million, for the nine months ended September 30, 2022. The net increase in food and beverage expenses for the nine months ended September 30, 2023, resulted from an aggregate increase of approximately $4.3 million, offset by a decrease totaling approximately $0.2 million, as a result of the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022. The increase was directly related to the increase in food and beverage revenue.

Expenses from other operating departments for the nine months ended September 30, 2023, decreased approximately $0.7 million or 8.7%, to approximately $6.8 million, compared to other operating departments expense for the nine months ended September 30, 2022 of approximately $7.5 million. The decrease in other operating departments expense for the nine months ended September 30, 2023, resulted from an aggregate decrease of approximately $0.9 million from six of our properties, including the two disposed properties, offset by an increase totaling approximately $0.2 million from six of our properties.

Indirect expenses at our wholly-owned properties for the nine months ended September 30, 2023, increased approximately $3.4 million, or 7.0%, to approximately $52.5 million, compared to indirect expenses of approximately $49.1 million for the nine months ended September 30, 2022. There was a net aggregate increase of approximately $5.5 million from ten of our properties, offset by a decrease of approximately $2.0 million from two of our properties. The increases were driven by an approximately $1.9 million increase in premiums for property and casualty insurance coverage and increased payroll costs due to additional staffing levels. These increases were offset by a decrease of approximately $1.5 million, as a result of the dispositions of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Corporate General and Administrative. Corporate general and administrative expenses for the nine months ended September 30, 2023, increased approximately $0.7 million, or 14.3%, to approximately $5.5 million compared to corporate general and administrative expenses of approximately $4.8 million, for the nine months ended September 30, 2022. A benefit of approximately $0.2 million in the prior period related to the employee retention credit, as well as an increase in employee compensation, audit, legal and other professional fees of approximately $0.9 million contributed to the increase.

Interest Expense. Interest expense for the nine months ended September 30, 2023, decreased approximately $2.4 million, or 15.8%, to approximately $12.9 million, as compared to interest expense of approximately $15.3 million, for the nine months ended September 30, 2022. The decrease in interest expense for the nine months ended September 30, 2023, was substantially related to decreases in the amount of corporate debt attributable to the sales of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022 and the extinguishment of certain secured notes in June 2022.

Unrealized (Loss)/Gain on Hedging Activities. As of September 30, 2023, the fair market value of our interest rate swap assets is approximately $1.3 million. The unrealized loss on hedging activities during the nine months ended September 30, 2023, was approximately $0.1 million, as compared to a $3.0 million gain during the nine months ended September 30, 2022. The unrealized loss on hedging activities was driven by changes in expectation of short-term rates over the term of the hedging instruments.

Income Taxes. We had an income tax benefit of $322,679 for the nine months ended September 30, 2023, compared to an income tax provision of $33,744, for the nine months ended September 30, 2022.

Net Income. We realized a net income for the nine months ended September 30, 2023, of approximately $4.6 million, compared to a net income of approximately $28.8 million, for the nine months ended September 30, 2022, because of the operating results discussed above and the dispositions of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Non-GAAP Financial Measures

We consider the non-GAAP financial measures of FFO attributable to common stockholders and unitholders (including FFO per common share and unit), Adjusted FFO attributable to common stockholders and unitholders, EBITDA and Hotel EBITDA to be key supplemental measures of the Company’s performance and could be considered along with, not alternatives to, net income (loss) as a measure of the Company’s performance. These measures do not represent cash generated from operating activities determined by generally accepted accounting principles (“GAAP”) or amounts available for the Company’s discretionary use and should not be considered alternative measures of net income, cash flows from operations or any other operating performance measure prescribed by GAAP.

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

We further adjust FFO Attributable to Common Stockholders and Unitholders for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment losses, losses on early extinguishment of debt, gains on extinguishment of preferred stock, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, litigation settlement, over-assessed real estate taxes on appeal, management contract termination costs, operating asset depreciation and amortization, change in control gains or losses, ESOP and stock compensation expenses and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss) income	$(2,065,826)	$1,972,563	$4,579,359	$28,766,978
Depreciation and amortization - real estate	4,702,148	4,690,712	14,017,095	13,846,737
Distributions to preferred stockholders	(1,994,313)	(1,813,820)	(5,982,938)	(5,639,906)
(Gain) loss on disposal of assets	(4,700)	1,215	(4,700)	(29,562,149)
Gain on involuntary conversion of assets	(551,729)	(1,422,295)	(1,331,374)	(1,473,842)
FFO attributable to common stockholders and unitholders	85,580	3,428,375	11,277,442	5,937,818
Amortization	12,871	14,094	39,428	42,844
ESOP and stock - based compensation	55,763	373,256	370,714	895,945
Loss on early debt extinguishment	—	—	—	5,944,881
Unrealized (gain) loss on hedging activities	(103,946)	(1,457,552)	51,686	(2,992,311)
Adjusted FFO attributable to common stockholders and unitholders	$50,268	$2,358,173	$11,739,270	$9,829,177

Weighted average number of shares outstanding, basic	18,906,851	18,045,365	18,742,219	17,598,153

Weighted average number of non-controlling units	578,744	1,043,033	724,555	1,095,284

Weighted average number of shares and units outstanding, basic	19,485,595	19,088,398	19,466,774	18,693,437

FFO per common share and unit	$0.00	$0.18	$0.58	$0.32

Adjusted FFO per common share and unit	$0.00	$0.12	$0.60	$0.53

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

The following is a reconciliation of net income (loss) to Hotel EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss) income	$(2,065,826)	$1,972,563	$4,579,359	$28,766,978
Interest expense	4,466,630	4,224,387	12,868,595	15,280,531
Interest income	(222,878)	(40,581)	(592,315)	(92,515)
Income tax (benefit) provision	(354,398)	12,474	(322,679)	33,744
Depreciation and amortization	4,715,019	4,704,806	14,056,523	13,889,621
EBITDA	6,538,547	10,873,649	30,589,483	57,878,359
PPP loan forgiveness	—	—	(275,494)	—
Loss on early debt extinguishment	—	—	—	5,944,881
(Gain) loss on disposal of assets	(4,700)	1,215	(4,700)	(29,562,149)
Gain on involuntary conversion of assets	(551,729)	(1,422,295)	(1,331,374)	(1,473,842)
Subtotal	5,982,118	9,452,569	28,977,915	32,787,249
Corporate general and administrative	1,688,535	1,827,746	5,458,340	4,774,139
Unrealized (gain) loss on hedging activities	(103,946)	(1,457,552)	51,686	(2,992,311)
Hotel EBITDA	$7,566,707	$9,822,763	$34,487,941	$34,569,077

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage and other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of September 30, 2023, we had approximately $19.2 million of unrestricted cash and $10.2 million of restricted cash.

Operating Activities. Our net cash flow provided by operating activities for the nine months ended September 30, 2023, was approximately $18.5 million, generally consisting of net cash flow provided by hotel operations. The positive cash flow from operations during the quarter and increase from the prior year was due to the increase in occupancy at our hotels as a result of increases in leisure transient, small group and corporate business travel. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the nine months ended September 30, 2023, was approximately $4.6 million. Of this amount approximately $6.1 million was related to capital expenditures for improvements and additions to hotel properties. There were also insurance proceeds related to involuntary conversions of approximately $1.3 million and proceeds from the grant of a utility easement of approximately $0.1 million.

Financing Activities. During the nine months ended September 30, 2023, the Company and Operating Partnership received proceeds from a mortgage loan of approximately $2.7 million, made principal payments on its mortgages of approximately $5.6 million, payments on its unsecured notes of approximately $0.6 million and payments on deferred financing costs of approximately $0.4 million, and paid preferred dividends of approximately $8.0 million.

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

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In 2020, we postponed all major non-essential capital expenditures. As travel demand returned, and occupancy and RevPAR gradually increased, we increased the level of capital expenditures. We expect total capital expenditures for 2023 to be approximately $7.6 million.

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

Liquidity and Capital Resources

As of September 30, 2023, we had total cash of approximately $29.4 million. During the nine months ended September 30, 2023, we generated cash, cash equivalents and restricted cash of approximately $2.1 million. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt).

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

As of the date of this report, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended. We were in compliance with all loan covenants except the Debt Service Coverage Requirement (“DSCR”) covenant under the mortgage secured by the DoubleTree by Hilton Philadelphia Airport. The mortgage was set to mature on October 31, 2023, but was extended to December 29, 2023 pursuant to an amendment to the loan agreement. We anticipate a further extension of the maturity date the loan for an additional 18 to 36 months as well as a waiver of the non-compliance with the financial covenant subject to additional terms and conditions which may include a reduction of the principal balance and deposits into interest, FF&E and other reserve accounts.

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

As described in “Liquidity and Capital Resources”, as of September 30, 2023, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Philadelphia Airport. We anticipate a waiver of non-compliance in conjunction with and extension of the loan term.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”. As of September 30, 2023, we failed to meet the financial covenants under the mortgage secured by the DoubleTree Resort by Hilton Hollywood Beach, which triggers a “cash trap” under the loan documents, requiring substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap”.

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

On October 30, 2023, we announced the declaration of a quarterly distribution to holders of our preferred stock with a record date of November 30, 2023 and a payment date of December 15, 2023.

As of September 30, 2023, the amount of cumulative unpaid dividends on our outstanding preferred shares as approximately $21.9 million. We expect that any reduction in the level of cumulative unpaid distributions will be made in the form of a series of "catch up" distributions, such as the distribution announced on May 30, 2023. The amount, timing and frequency of distributions, including additional “catch-up” distributions, will be authorized by our board of directors and based upon a variety of factors deemed relevant by the directors. No assurance can be given that the distribution policy will not change in the future.

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

As of September 30, 2023, we had approximately $267.8 million of fixed-rate debt, including the mortgage on our Tampa, Florida hotel, which is fixed by an interest rate swap to approximately 5.576%, and the PPP Loans of approximately $1.7 million, with a fixed rate of 1.0% and approximately $53.0 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 4.87%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in the Prime Rate. Assuming that the aggregate amount outstanding on the mortgages on our Philadelphia, Pennsylvania and Houston, Texas hotels remains at approximately $53.0 million, the balance at September 30, 2023, the impact on our annual interest incurred and cash flows of a one percent increase in SOFR and the Prime Rate, would be approximately $0.5 million.

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

Item 4. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of September 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

As of November 10, 2023, the Company has deferred payment and is in arrears on dividends for the Company's Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock for the periods ending March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. The relevant distributions were as follows:

•
A regular quarterly cash dividend of $0.50 per share of beneficial interest of the Series B Preferred Stock;
•
A regular quarterly cash dividend of $0.4921875 per share of beneficial interest of the Series C Preferred Stock; and
•
A regular quarterly cash dividend of $0.515625 per share of beneficial interest of the Series D Preferred Stock.

The Company has declared dividends in the respective amounts shown above for each of the Series B, Series C, and Series D Preferred Stock, for the distribution period ending March 31, 2021, payable on December 15, 2023. The total arrearage of cumulative unpaid cash dividends on each of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock through November 10, 2023, are $8,052,550, $7,287,931, and $6,596,958, respectively.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

10.1

Executive Officer Incentive Compensation Recovery Policy (incorporated by reference to the document previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023).

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

SOTHERLY HOTELS INC.

Date: November 13, 2023	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHERLY HOTELS LP

	By:	SOTHERLY HOTELS INC.
Its General Partner

Date: November 13, 2023	By:	/s/ David R. Folsom
David R. Folsom
President and Chief Executive Officer

	By:	/s/ Anthony E. Domalski
Anthony E. Domalski
Chief Financial Officer