Form 10-K
period 2023-12-31
Sotherly Hotels Inc.; SOTHERLY HOTELS LP
filed 2024-03-22
CIK 1301236, 1313536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Sotherly Hotels Inc. Yes ☐ No ☒ Sotherly Hotels LP Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2023, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $29,970,452 based on the closing price quoted on the NASDAQ ® Stock Market.

As of March 15, 2024, there were 19,849,165 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Auditor Firm Id: 686	Auditor Name: FORVIS, LLP	Auditor Location: Jacksonville, Florida

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

EXPLANATORY NOTE

We refer to Sotherly Hotels Inc. as the “Company” or "Sotherly", Sotherly Hotels LP as the “Operating Partnership,” the Company’s common stock as “common stock,” the Company’s preferred stock as “preferred stock,” the Operating Partnership’s partnership interests as “partnership units,” and the Operating Partnership’s preferred interests as the “preferred units.” References to “we” and “our” mean the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

The Company is a real estate investment trust, or a "REIT." It conducts virtually all of its activities through the Operating Partnership and is its sole general partner. The Operating Partnership holds substantially all of the Company's assets. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement of the Operating Partnership further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2023 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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
•
Note 6 – Preferred Stock and Units;
•
Note 7 – Common Stock and Units;
•
Note 12 – Earnings (Loss) per Share and per Unit; and
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

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. As of the filing date, the Company owns approximately 98.2% of the general and limited partnership units in the Operating Partnership. Limited partners own the remaining 1.8% limited partnership units in the Operating Partnership.

As of December 31, 2023, our portfolio consisted of ten full-service, primarily upscale and upper-upscale hotels located in seven states with an aggregate of 2,786 hotel rooms, and interests in two condominium hotels and their associated rental programs. All of our hotels are wholly-owned by subsidiaries of the Operating Partnership and are managed on a day-to-day basis by Our Town Hospitality, LLC (“Our Town”). Our portfolio is concentrated in markets that we believe possess multiple demand generators and have significant barriers to entry for new product delivery, which are important factors for us in identifying hotel properties that we expect will be capable of providing strong risk-adjusted returns.

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

Our corporate office is located at 306 South Henry Street, Suite 100, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Our Properties

As of December 31, 2023, our hotels were located in Florida, Georgia, Maryland, Virginia, North Carolina, Pennsylvania and Texas. Seven of these hotels operate under franchise agreements with major hotel brands, and three are independent hotels. We also own the hotel commercial condominium units of the Hyde Resort & Residences and Hyde Beach House Resort & Residences condominium hotels. See Item 2 in Part I and Item 7 in Part II of this Form 10-K for additional detail on our properties.

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
•
Full-Service Hotels: Our acquisition strategy focuses on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper-upscale categories and include such brands as Doubletree by Hilton, Tapestry

Collection by Hilton, and Hyatt Centric, as well as independent hotels. We may also acquire commercial unit(s) within upscale to upper-upscale condominium hotel projects, allowing us to establish and operate unit rental programs. We do not own limited service or extended-stay hotels. We believe that full-service hotels, in the upscale to upper-upscale categories, will outperform the broader U.S. hotel industry, and thus offer the highest returns on invested capital. Sotherly may also opportunistically acquire hotels outside of the full-service, upscale or upper-upscale category.
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
•
Shallow-Turn Opportunity: The acquisition of an underperforming but structurally sound hotel that requires moderate renovation to re-establish the hotel's appeal in its market.
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

Over our long history in the lodging industry, we have refined many portfolio and asset management techniques that we believe provide for exceptional cash returns at our hotels. We undertake extensive budgeting due diligence wherein we examine market trends, one-time or exceptional revenue opportunities, and/or changes in the regulatory climate that may impact costs. We review daily revenue results and revenue management strategies at the hotels, and we focus on our manager's ability to produce high quality revenues that translate to higher profit margins. We look for ancillary forms of revenues, such as leasing roof-top space for cellular towers and other communication devices and also look to lease space to third parties in our hotels, which may include, but are not limited to, gift shops or restaurants. We have and will continue to engage parking management companies to maximize parking revenue. Our efforts further include periodic review of property insurance costs and coverage, and the cost of real and personal property taxes. We generally appeal tax increases in an effort to secure lower tax payments and routinely pursue strategies that allow for lower overall insurance costs, such as purchasing re-insurance.

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

Our portfolio management strategy includes efforts to optimize labor costs. Our hotel manager is responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we monitor our hotel manager's human resource strategy and make recommendations regarding the operation of our hotels, if appropriate. The labor force in our hotels is predominately non-unionized, with only one property, the DoubleTree by Hilton Jacksonville Riverfront, having approximately 67 employees electing to participate under a collective bargaining arrangement. Further, the employees at our hotels that are managed by Our Town are eligible to receive health and other insurance coverage through Our Town, which self-insures. Self-insuring has, in our opinion and experience, provided significant savings over traditional insurance company sponsored plans.

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

Agreements with Our Town. Our Town is the management company for each of our ten wholly-owned hotels, as well as the manager for our two condominium rental programs.

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

As of March 14, 2023, an affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, beneficially owned approximately 71.0%, 7.0%, and 15.0%, respectively, of the total outstanding ownership interests in Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town.

Franchise Agreements

As of December 31, 2023, all but three of our wholly-owned hotels operate under franchise licenses from national hotel companies. As our franchise agreements expire, we will continue to evaluate each hotel on a case-by-case basis and decide whether to re-license or re-brand with the existing franchisor, re-brand and license with a new franchisor, or re-brand as an independent hotel. We also periodically review our independent hotels to determine whether they would be better served by operating under a franchise license.

Our TRS Lessees hold the franchise licenses for our wholly-owned hotels. Under the terms of each hotel management agreement, our hotel manager must operate each of our hotels in accordance with and pursuant to the terms of the franchise agreement for the hotel.

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

As the franchisee, our TRS Lessees are required to pay franchise/royalty fees, as well as certain other fees for marketing and reservations services in amounts that range from approximately 3.0% to 4.0% of gross revenues. The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties as of December 31, 2023:

	Franchise/Royalty	Expiration
	Fee (1)	Date
Hotel Alba Tampa, Tapestry Collection by Hilton	5.0%	June 2029
DoubleTree by Hilton Jacksonville Riverfront	5.0%	September 2025
DoubleTree by Hilton Laurel (2)	4.0%	October 2030
DoubleTree by Hilton Philadelphia – Airport	5.0%	October 2024
DoubleTree Resort by Hilton Hollywood Beach	5.0%	October 2027
Hotel Ballast Wilmington, Tapestry Collection by Hilton	5.0%	April 2028
Hyatt Centric Arlington	5.0%	March 2038

(1) Percentage of room revenues payable to the franchisor.

(2) The Franchise/Royalty Fee is 4.0% for 2024 and 2025, and 5.0% thereafter.

Lease Agreements

TRS Leases

In order for the Company to maintain qualification as a REIT, neither the Company nor the Operating Partnership or its subsidiaries can operate our hotels directly. Our wholly-owned hotels are leased to our TRS Lessees, which have engaged Our Town to manage the hotels. Each lease has a non-cancelable term ranging from four to thirty years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

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

In connection with the acquisition of the Hyde Beach House Resort & Residences hotel commercial condominium unit in 2019, we entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the resort. In exchange for rights to the parking and cabana revenue, we pay the condominium association an annual payment of $271,000 for the initial five years of the term, with 5.0% increases on every fifth year of the term.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia for our corporate offices, under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent was offset by a tenant improvement allowance of $200,000, applied against one-half of each monthly rent payment until the tenant improvement allowance was exhausted in 2021. Effective January 1, 2024, the landlord agreed to a reduction in rent of 1/3rd.

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

The Company has one TRS, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2023, of approximately $48.6 million and deferred timing differences of approximately $2.2 million attributable to accrued, but not deductible, vacation and sick pay amounts, business interest, depreciation and other timing differences. Neither the Company nor MHI Holding has incurred federal income taxes since its formation. With the onset of the COVID-19 pandemic and the anticipation of significant losses to MHI Holding, we reduced our deferred tax asset through the establishment of a 100% valuation allowance. As of December 31, 2023, we have a valuation allowance of approximately $13.0 million.

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

Employees and Human Capital

As of December 31, 2023, we employed nine full-time persons, all of whom work at our corporate office in Williamsburg, Virginia. We believe relations with our employees are positive. Our human capital resources objectives include attracting and retaining talented and well-qualified employees. Our compensation program, including competitive salaries and other benefits, are designed to attract, hire, retain and motivate highly qualified employees and executives. We are committed to enhancing our culture through efforts to promote and preserve inclusion and by providing and maintaining a safe work environment. All persons employed in the day-to-day operations of each of our hotels are employees of our third-party hotel manager engaged by our TRS Lessees to operate such hotels.

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
•
Risks related to restrictions on our investments and business activities by the applicable REIT laws.

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
Risks related to changes of control.
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

As of December 31, 2023, our portfolio consisted of ten wholly-owned hotels with a total of 2,786 rooms and the hotel commercial condominium units of the Hyde Resort & Residences and the Hyde Beach House Resort & Residences condominium hotels. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

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

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS Lessees, and our TRS Lessees retain managers to operate our hotels pursuant to management agreements. All of our hotels currently are managed by Our Town.

Under the terms of our management agreements with our hotel manager and the REIT qualification rules, our ability to participate in operating decisions regarding the hotels is limited. We will depend on our hotel manager to operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, and average daily rates (“ADR”), we may not be able to force a hotel management company to change its method of operating our hotels. Additionally, in the event that we need to replace the manager of one or more of our hotels, we may be required by the terms of the applicable management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

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

The declaration of distributions to holders of our securities is subject to the sole discretion of the Company’s board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. We cannot assure you that we will generate sufficient cash to fund distributions. We have not paid any common stock dividend distributions following the payment of dividends in January 2020. Once the payment of all preferred dividends in arrears has been made, the Company may make the common stock dividend distribution that was declared in January 2020 to shareholders of record on March 13, 2020.

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

In our portfolio, the majority of the hotels that we owned as of December 31, 2023, utilize brands owned by Hilton. As a result, our success is dependent in part on the continued success of Hilton and their respective brands. If market recognition or the positive perception of Hilton is reduced or compromised, the goodwill associated with the Hilton branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. As of March 1, 2024, we owned one property that utilizes a brand owned by Hyatt. Our success is also dependent in part on the continued success, market recognition, and positive perception of these brands.

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

We and our hotel manager rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel manager purchase some of our information technology from vendors, on whom our systems depend. We and our hotel manager rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel manager have taken steps we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper functionality, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations. Our hotel manager carries cyber insurance policies to protect and offset a portion of potential costs incurred from a security breach. Additionally, we currently have cyber risk coverage to provide supplemental coverage above the coverage carried by our hotel manager. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any cyber-attack occurrence could still result in losses at our properties, which could affect our results of operations. We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations. We also rely on the reservation systems of our brand partners and others to transmit and manage customer and payment information. Those systems may be hacked or subject to denial of service attacks which in turn may result in losses at our properties.

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

Our investments and business activities are restricted by the applicable REIT laws.

As a REIT, the Company is subject to various restrictions on the types of revenues it can earn, assets it can own and activities in which it can engage. Business activities that could be restricted by applicable REIT laws include, but are not limited to, developing alternative uses of real estate and the ownership of hotels that are not leased to a TRS, including the development and/or sale of timeshare or condominium units or the related land parcels. Due to these restrictions, we anticipate that we will continue to conduct certain business activities through MHI Holding. MHI Holding is taxable as a C corporation and is subject to federal, state, local, and, if applicable, foreign taxation on its taxable income.

Risks Related to the Lodging Industry

If the economy falls into a recessionary period or fails to maintain positive growth, our operating performance and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services, such as the decrease experienced due to COVID-19, will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. An economic downturn, such as the one caused by COVID-19, may result in losses or reduce our income in the future. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

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

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2023 and 2022, we spent approximately $8.2 million and approximately $8.0 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

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

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Many operating standards and other terms can be modified or expanded at the sole discretion of the franchisor. Our franchisors periodically inspect our hotels to ensure that we, our TRS Lessees, and our management company follow their standards. Failure by us, our TRS Lessees or our management company to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of continuing a franchise license, a franchisor may require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

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

Heightened focus on corporate responsibility, specifically related to ESG practices, may impose additional costs and expose the Company to new risks.

Companies across industries face increasing scrutiny from various stakeholders on how they address a variety of Environmental, Social and Governance (“ESG”) matters. Potential and current employees, hotel brands, hotel management companies and vendors may consider these factors when establishing and extending business relationships and hotel guests may consider these factors when choosing a hotel. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. The focus on and activism around ESG and related matters may constrain business operations or cause the Company to incur additional costs. The Company may face reputational damage in the event the Company’s corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, if competitors outperform the Company in such metrics, potential or current investors may elect to invest with the Company’s competitors, and employees, hotel brands, hotel management companies, vendors and guests may choose not to do business with the Company, which could have a material and adverse impact on the Company’s financial condition, the market price of its common shares and ability to raise capital. In addition, the SEC is currently evaluating potential new ESG disclosure and other requirements that would impact the Company.

As the Company continues to invest and focus on ESG practices that the Company believes are appropriate for its business, the Company could also be criticized by ESG detractors for the scope or nature of its initiatives or goals. The Company could be subjected to negative responses of governmental actors (such as anti-ESG legislation or retaliatory legislative treatment), hotel brands, hotel management companies and hotel guests, that could have a material adverse effect on the Company’s reputation, financial condition and results of operations.

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

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2023, the aggregate principal balances of our mortgages and unsecured debt amounted to approximately $318.9 million, not accounting for reductions of unamortized premiums or deferred financing costs as shown on our balance sheet. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

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

We have four mortgage debt obligations maturing in 2024 and 2025 and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. The ability to refinance or replace mortgage debt is subject to market conditions and could become limited in the future. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In April 2024, the mortgage on the DoubleTree by Hilton Philadelphia Airport matures. In July 2024 the mortgage on the DoubleTree by Hilton Jacksonville Riverfront matures. In June 2025, the mortgage on the Georgian Terrace matures. In October 2025, the mortgage on the DoubleTree Resort by Hilton Hollywood Beach matures. We also have additional significant obligations maturing in subsequent years. The total aggregate amount of our debt obligations scheduled to mature in 2024, inclusive of monthly principal and interest amortization of all our indebtedness, not including lease obligations, is approximately $71.9 million, which represents approximately 19.1% of our total debt obligations outstanding as of December 31, 2023. The total aggregate amount of our debt obligations scheduled to mature in 2025, inclusive of monthly principal amortization of all our mortgage indebtedness, is approximately $91.4 million, which represents approximately 24.2% of our total debt obligations outstanding as of December 31, 2023. The total aggregate amount of our debt obligations scheduled to mature in 2026, inclusive of monthly principal amortization of all our mortgage indebtedness, is approximately $58.6 million, which represents approximately 15.5% of our total debt obligations outstanding as of December 31, 2023.

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

Higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgages on the DoubleTree by Hilton Philadelphia Airport and The Whitehall, in Houston, Texas. The mortgage on the DoubleTree by Hilton Philadelphia Airport bears interest at a rate tied to SOFR. The mortgage on The Whitehall, in Houston, Texas bears interest at a rate tied to the New York Prime Rate. Each mortgage provides for a substitute rate and minimum rates of interest. To the extent that increases in SOFR or New York Prime Rate, or a substitute rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

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

Our board of directors has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2023, 1,464,100 shares of our Series B Preferred Stock were issued and outstanding, 1,346,110 shares of our Series C Preferred Stock were issued and outstanding, and 1,163,100 shares of our Series D Preferred Stock were issued and outstanding. The aggregate liquidation preference with respect to the outstanding shares of Series B Preferred Stock is approximately $44.7 million, and annual dividends on our outstanding shares of Series B Preferred Stock are approximately $2.9 million. The aggregate liquidation preference with respect to the outstanding shares of Series C Preferred Stock is approximately $40.9 million, and annual dividends on our outstanding shares of Series C Preferred Stock are approximately $2.7 million. The aggregate liquidation preference with respect to the outstanding shares of Series D Preferred Stock is approximately $35.7 million, and annual dividends on our outstanding shares of Series D Preferred Stock are approximately $2.4 million. Holders of our Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock voting together as a separate class have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends (whether or not consecutive). As of December 31, 2023, distributions on our Preferred Stock are in arrears for the last eleven quarterly payments. Therefore, the holders of our Preferred Stock are entitled to vote for the election of a total of two additional directors of the Company, at a special meeting or at the next annual meeting of stockholders and at each subsequent annual meeting of the stockholders until full cumulative distributions for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside. No dividends may be paid on our common stock until such time as the Preferred Stock distributions are made current.

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

Conflicts of interest relating to Our Town may lead to management decisions that are not in the stockholders’ best interest. An affiliate of Andrew M. Sims, our Chairman, an affiliate of David R. Folsom, our President and Chief Executive Officer, and Andrew M. Sims Jr., our Vice President - Operations & Investor Relations, together own an interest of approximately 93.0%, as of March 15, 2023, in Our Town. Mr. Sims, Mr. Folsom, and Mr. Sims Jr. serve as directors of Our Town.

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

Sims or Mr. Folsom may influence the budget process, including the revenue and profitability targets set for each hotel. The incentive management fees are based on each hotel exceeding budgeted profitability targets.

We purchase employee medical benefits through Our Town (or its affiliate) for those employees employed by Our Town who work exclusively for our properties. Mr. Sims and Mr. Folsom participate in the budget approval process confirming employee insurance rates paid to Our Town. For the years ended 2022 and 2023, we received a rebate from Our Town equal to 70% of the annual surplus for the respective year.

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

The Company’s transactions with MHI Holding may cause it to be subject to a 100% excise tax on certain income or deductions if such transactions are not conducted on arm’s-length terms.

Rent paid to the Company by the TRS Lessees cannot be based on net income or profits for such rents to qualify as “rents from real property.” We receive some percentage rent from the TRS Lessees that is calculated based on the gross revenues—not based on net income or profits. If the IRS determines that the rent paid pursuant to our leases with the TRS Lessees are excessive, the deductibility thereof by the TRS Lessees may be challenged, and we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions” to the extent that such rent exceeds an arm’s-length amount. We believe that our rent and other transactions with the TRS Lessees are based on arm’s-length amounts and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.

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
•
it may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain its qualification as a REIT;
•
MHI Holding is a fully taxable corporation and is required to pay federal and state taxes on its taxable income; and
•
it may experience increases in its state and/or local income tax burdens as states and localities continue to look to modify their tax laws in order to raise revenues, including by (among other things) changing from a net taxable income-based regime to a gross receipts-based regime, suspending and/or limiting the use of net operating losses ("NOL"), increasing tax rates and fees, imposing surcharges and subjecting partnerships to an entity-level tax, and limiting or disallowing certain U.S. federal deductions such as the dividends-paid deduction.

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

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors in Company stock. The TCJA and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) made significant changes to the U.S. federal tax system. Specifically, and as relevant to the Company and its subsidiaries, the TCJA reduced the maximum corporate tax rate from 35% to 21%, allows for full expensing of certain property, revised the NOL provisions, set limitations on certain types of interest deductions, and expanded limitations on deductions for executive compensation. The TCJA also temporarily reduced individual federal income tax rates on ordinary income (the highest individual federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026).

The IRS, the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. Changes to the tax laws, possibly with retroactive application, may adversely affect taxation of the Company or the Company's stockholders. The Company urges stockholders and prospective stockholders to consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in the Company's shares. We cannot predict whether any of these proposed changes will become law, or the long-term effect of any future law changes on the Company and its stockholders. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Our Chief Financial Officer is responsible for managing cybersecurity risk. With the assistance of outside consultants, he develops mitigation strategies and implements controls to reduce the likelihood of a cybersecurity incident occurring as well as to reduce the impact of any such incident, should it occur. At least annually, he discusses cybersecurity risk and the Company’s mitigation efforts and effectiveness of controls with the Audit Committee of the Board of Directors, which is the committee that has primary responsibility for overseeing our risk assessment and is composed solely of independent directors. The Audit Committee reviews and discusses our cybersecurity risk and reviews the tests of controls performed by consultants that perform the internal audit function. The chair of the Audit Committee may, at his discretion, report to the Chairman of the Board or the full Board of Directors.

As of December 31, 2023, no risk from cybersecurity threats, including as a result of any previous cybersecurity incident, has materially affected our business, results of operations or financial condition. Although we have implemented controls to protect our data and information systems and monitor our systems on an ongoing basis, such efforts may not prevent material compromises to our information systems in the future, including those that could have a material adverse effect on our business. We maintain cybersecurity insurance coverage to mitigate our financial exposure to certain incidents, and we consult with external advisors regarding opportunities and enhancements to strengthen our policies and procedures.

While we have control over our information systems, we do not have control over the information systems of our hotel manager, Our Town, or of our franchisors. Although we set expectations for Our Town and our franchisors, we rely on them to manage the cybersecurity risk to which they are subject. Our hotel manager maintains separate cybersecurity insurance coverage to offset a portion of potential costs incurred from a security breach.

We currently do not have a cybersecurity incident response plan with respect to our data and information systems. We rely on Our Town and their cybersecurity consultants as well as our franchisors, to maintain cybersecurity incident response plans applicable to their systems and hotel-level systems they manage on our behalf.

For additional information about cybersecurity risk, see “Item 1A. Risk Factors - We and our manager rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.”

Item 2. Properties

As of December 31, 2023, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR in Part II of this Annual Report on Form 10-K):

	Number of		Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly-Owned Properties	Rooms		2023	2023	2023	2022	2022	2022	2021	2021	2021
The DeSoto, Savannah, Georgia	246		69.2%	$211.26	$146.23	65.7%	$211.49	$139.00	59.3%	$185.06	$109.76
DoubleTree by Hilton Jacksonville Riverfront, Jacksonville, Florida	293		70.0%	$148.42	$103.90	68.8%	$146.53	$100.79	65.7%	$135.34	$88.96
DoubleTree by Hilton Laurel, Laurel, Maryland	208		57.8%	$127.29	$73.55	59.7%	$117.20	$69.98	48.0%	$100.75	$48.41
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331		61.7%	$141.15	$87.13	64.6%	$140.94	$91.01	58.9%	$123.41	$72.71
DoubleTree Resort by Hilton Hollywood Beach, Hollywood, Florida	311		59.9%	$201.48	$120.70	60.6%	$206.18	$124.93	52.2%	$186.73	$97.45
Georgian Terrace, Atlanta, Georgia	326		52.2%	$194.12	$101.33	51.8%	$198.90	$103.09	48.7%	$183.53	$89.35
Hotel Alba Tampa, Tapestry Collection by Hilton, Tampa, Florida	222		77.8%	$177.00	$137.75	76.3%	$165.11	$125.92	72.8%	$143.09	$104.15
Hotel Ballast Wilmington, Tapestry Collection by Hilton, Wilmington, North Carolina	272		69.2%	$186.91	$129.39	62.2%	$183.90	$114.45	54.3%	$171.60	$93.18
Hyatt Centric Arlington, Arlington, Virginia	318		74.5%	$207.98	$154.99	64.3%	$187.12	$120.33	43.7%	$125.47	$54.83
The Whitehall, Houston, Texas	259		44.1%	$159.13	$70.25	40.0%	$150.17	$60.11	29.5%	$128.31	$37.91
Wholly-Owned Properties Total	2,786
Condominium Hotels
Hyde Resort & Residences	65	(1)	51.9%	$345.39	$179.23	52.8%	$420.53	$222.08	54.2%	$415.38	$225.21
Hyde Beach House Resort & Residences	75	(1)	46.4%	$305.56	$141.93	42.4%	$381.07	$161.42	40.1%	$408.40	$163.93
Total Hotel & Participating Condominium Hotel Rooms	2,926

(1)
We own the hotel commercial unit and operate a rental program. Reflects only those condominium units that were participating in the rental program as of December 31, 2023. At any given time, some portion of the units participating in our rental program may be occupied by the unit owners and unavailable for rent to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

The Company’s common stock trades on the NASDAQ ® Global Market under the symbol “SOHO”. The closing price of the Company’s common stock on the NASDAQ ® Global Market on March 1, 2024 was $1.37 per share.

Stockholder Information

As of March 1, 2024, there were approximately 85 holders of record of the Company’s common stock. Because many of the Company's common shares are held by brokers and other institutions on behalf of shareholders, the Company believe there are substantially more beneficial holders of its common shares than record holders.

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Recent Sales of Unregistered Securities

On April 28, 2023, a holder of units in the Operating Partnership redeemed 75,000 units for an equivalent number of shares of the Company's common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 18, 2023, a holder of units in the Operating Partnership redeemed 252,903 units for an equivalent number of shares of the Company's common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 30, 2023, a holder of units in the Operating Partnership redeemed 133,099 units for an equivalent number of shares of the Company's common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of March 1, 2024, there were 5 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc., which owned approximately 98.2% of the outstanding general and limited partnership units as well as 100% of the preferred partnership units.

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

There were no sales of unregistered securities in the Operating Partnership during 2023.

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

As a result of the impact of COVID-19 on our business, our board of directors has suspended our common stock dividend. We anticipate that our board of directors will re-evaluate our current dividend policy on an ongoing basis. Distributions on our preferred stock are in arrears for the last eleven quarterly payments. On January 24, 2023, the Company resumed quarterly distributions to holders of its preferred stock. No dividends may be paid on our common stock until such time as the preferred stock distributions are made current. We did not pay any common dividends in 2022 or 2023.

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

The Company did not pay any common stock dividends in 2022 or 2023. The Company did not pay any preferred stock dividends in 2022. The following tables set forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its preferred shares to the Company’s preferred stockholders for fiscal year 2023. The same table sets forth the Operating Partnership’s distributions per preferred partnership units for fiscal year 2023:

Dividend (Distribution) Payments - Series B Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2020	March 31, 2020	March 15, 2023	$0.500000	$0.500000	$0.000000
April 2023	June 30, 2020	June 15, 2023	$0.500000	$0.500000	$0.000000
May 2023	September 30, 2020	July 14, 2023	$0.500000	$0.500000	$0.000000
July 2023	December 31, 2020	September 15, 2023	$0.500000	$0.500000	$0.000000
October 2023	March 31, 2021	December 15, 2023	$0.500000	$0.500000	$0.000000

Dividend (Distribution) Payments - Series C Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2020	March 31, 2020	March 15, 2023	$0.492188	$0.492188	$0.000000
April 2023	June 30, 2020	June 15, 2023	$0.492188	$0.492188	$0.000000
May 2023	September 30, 2020	July 14, 2023	$0.492188	$0.492188	$0.000000
July 2023	December 31, 2020	September 15, 2023	$0.492188	$0.492188	$0.000000
October 2023	March 31, 2021	December 15, 2023	$0.492188	$0.492188	$0.000000

Dividend (Distribution) Payments - Series D Preferred Stock
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit	Ordinary Income	Return of Capital
January 2020	March 31, 2020	March 15, 2023	$0.515625	$0.515625	$0.000000
April 2023	June 30, 2020	June 15, 2023	$0.515625	$0.515625	$0.000000
May 2023	September 30, 2020	July 14, 2023	$0.515625	$0.515625	$0.000000
July 2023	December 31, 2020	September 15, 2023	$0.515625	$0.515625	$0.000000
October 2023	March 31, 2021	December 15, 2023	$0.515625	$0.515625	$0.000000

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States. Since January 1, 2021, we have completed the following acquisitions and dispositions:

•
On February 10, 2022, we sold the Sheraton Louisville Riverside hotel located in Jeffersonville, Indiana.
•
On June 10, 2022, we sold the DoubleTree by Hilton Raleigh-Brownstone University hotel located in Raleigh, North Carolina

As of December 31, 2023, our hotel portfolio consisted of ten full-service, primarily upscale and upper-upscale hotels with an aggregate total of 2,786 rooms, as well as interests in two condominium hotels and their associated rental programs. Seven of our hotels operate under well-known brands such as DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric, and three are independent hotels. As of December 31, 2023, our portfolio consisted of the following hotel properties:

	Number
Property	of Rooms		Location	Date of Acquisition	Chain/Class Designation
Wholly-owned Hotels
The DeSoto	246		Savannah, GA	December 21, 2004	Upper Upscale(1)
DoubleTree by Hilton Jacksonville Riverfront	293		Jacksonville, FL	July 22, 2005	Upscale
DoubleTree by Hilton Laurel	208		Laurel, MD	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331		Philadelphia, PA	December 21, 2004	Upscale
DoubleTree Resort by Hilton Hollywood Beach	311		Hollywood, FL	August 9, 2007	Upscale
Georgian Terrace	326		Atlanta, GA	March 27, 2014	Upper Upscale(1)
Hotel Alba Tampa, Tapestry Collection by Hilton	222		Tampa, FL	October 29, 2007	Upscale
Hotel Ballast Wilmington, Tapestry Collection by Hilton	272		Wilmington, NC	December 21, 2004	Upscale
Hyatt Centric Arlington	318		Arlington, VA	March 1, 2018	Upper Upscale
The Whitehall	259		Houston, TX	November 13, 2013	Upper Upscale(1)
Hotel Rooms Subtotal	2,786

Condominium Hotels
Hyde Resort & Residences	65	(2)	Hollywood, FL	January 30, 2017	Luxury(1)
Hyde Beach House Resort & Residences	75	(2)	Hollywood, FL	September 27, 2019	Luxury(1)
Total Hotel & Participating Condominium Hotel Rooms	2,926
(1)
Operated as an independent hotel.
(2)
We own the hotel commercial unit and operate a rental program. Reflects only those condominium units that were participating in the rental program as of December 31, 2023. At any given time, some portion of the units participating in our rental program may be occupied by the unit owner(s) and unavailable for rental to hotel guests. We sometimes refer to each participating condominium unit as a “room.”

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and currently owns an approximate 98.2% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

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

We also use Funds from Operations ("FFO"), Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

The following table illustrates the key operating metrics for the years ended December 31, 2023 and 2022 for our wholly-owned hotels and the condominium hotel units, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the ten wholly-owned hotel properties that were under our control during all of 2023 (“actual” properties).

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Composite	Actual	Composite	Actual
Occupancy %	62.8%	63.5%	60.0%	60.8%
ADR	$182.97	$177.74	$181.34	$171.34
RevPAR	$114.96	$112.84	$108.87	$104.17

Revenue. Total revenue for the year ended December 31, 2023 was approximately $173.8 million, an increase of approximately $7.8 million, or 4.7%, from total revenue for the year ended December 31, 2022 of approximately $166.0 million. There was an aggregate increase in total revenue of approximately $13.5 million from eight of our properties, offset by a decrease of approximately $2.5 million, at four of our properties and a decrease of approximately $3.2 million as a result of the sales of the Sheraton Louisville Riverside in Jeffersonville, Indiana, in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in Raleigh, North Carolina, in June 2022.

Room revenues at our properties for the year ended December 31, 2023 increased approximately $5.1 million, or 4.7%, to approximately $114.7 million compared to room revenues for the year ended December 31, 2022 of approximately $109.6 million Eight of our properties experiencing increased room revenue offset by a decrease of approximately $2.3 million as a result of the sales of the Sheraton Louisville Riverside in Jeffersonville, Indiana, in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in Raleigh, North Carolina, in June 2022.

Food and beverage revenues at our properties for the year ended December 31, 2023 increased approximately $5.7 million, or 19.2%, to approximately $35.2 million compared to food and beverage revenues of approximately $29.5 million for the year ended December 31, 2022, with most of our properties experiencing increased demand for food and beverage services as a result of increased occupancy as well as an increase in meetings, banqueting and catering. The increase in food and beverage revenues for the year ended December 31, 2023, resulted from an aggregate increase of approximately $6.0 million from nine of our properties, offset by a decrease in food and beverage revenue of approximately $0.2 million related to the sale of the Sheraton Louisville Riverside, in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Other operating revenues for the year ended December 31, 2023 decreased approximately $3.1 million, or 11.5%, to approximately $23.9 million compared to other operating revenues for the year ended December 31, 2022 of approximately $27.0 million. The decrease was mostly related to a decrease of approximately $1.6 million in fees earned at our condominium unit rental programs at the Hyde Resort & Residences and the Hyde Beach House. In addition, we received non-recurring proceeds of $1.0 million received under the North Carolina Business Recovery Grant as well as approximately $1.0 million in other reimbursed expenses at the Georgian Terrace in Atlanta, Georgia in 2022. A further decrease in other operating revenues of approximately $0.2 million related to the sale of the Sheraton Louisville Riverside, in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University in June 2022.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $9.4 million, or 7.9%, for the year ended December 31, 2023 to approximately $129.0 million compared to hotel operating expenses for the year ended December 31, 2022 of approximately $119.6 million. The aggregate increase of approximately $12.9 million in hotel operating expenses for the twelve months ended December 31, 2023, is directly related to the increase in hotel occupancy and gross revenue at ten of our properties, which was partially offset by approximately $2.4 million, with the sale of the Sheraton Louisville Riverside in February 2022 and the DoubleTree by Hilton Raleigh Brownstone University, in June 2022; and reductions in hotel operating expenses at two properties of approximately $1.1 million.

Rooms expense at our properties for the year ended December 31, 2023 increased approximately $0.4 million, or 1.5%, to approximately $26.2 million compared to rooms expense of approximately $25.8 million for the year ended December 31, 2022. The increase in rooms expense for the year ended December 31, 2022, resulted from an aggregate increase of approximately $1.6 million from eight of our properties, offset by a decrease of approximately $0.6 million as a result of the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina and decreases at the other two properties by approximately $0.6 million.

Food and beverage expenses at our properties for the year ended December 31, 2023 increased approximately $4.5 million, or 22.7%, to approximately $24.2 million compared to food and beverage expense of approximately $19.7 million for the year ended December 31, 2022. The net increase in food and beverage expenses for the twelve months ended December 31, 2023, resulted from an aggregate increase of approximately $4.7 million, offset by a decrease of approximately $0.2 million as a result of the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina.

Expenses from other operating departments decreased approximately $0.3 million, or 2.8%, to approximately $9.0 million for the year ended December 31, 2023, compared to expenses from other operating departments of approximately $9.3 million for the year ended December 31, 2022. The decrease in expenses from other operating departments for the twelve months ended December 31, 2023, resulted from aggregate decreases at five of our properties and the properties in Jeffersonville, Indiana and Raleigh, North Carolina, had decreases in other operating expenses aggregating to approximately $0.6 million, which were offset by increases in other operating expenses of approximately $0.3 million from seven of our properties. These increases were seen mainly from bringing back parking servicing contractors.

Indirect expenses at our properties for the year ended December 31, 2023 increased approximately $4.8 million, or 7.4%, to approximately $69.6 million compared to indirect expenses of approximately $64.8 million for the year ended December 31, 2022. The increase in indirect expenses for the twelve months ended December 31, 2023, resulted from an aggregate increase in total indirect expenses of approximately $6.9 million from ten of our properties, offset by decreases of approximately $1.5 million as a result of the sale of our properties in Jeffersonville, Indiana and Raleigh, North Carolina and two properties with a decrease of approximately $0.6 million.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2023 increased by approximately $0.1 million or 0.7%, to approximately $18.8 million, compared to depreciation and amortization expense of approximately $18.7 million for the year ended December 31, 2022.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2023 increased approximately $0.5 million, or 6.9%, to approximately $7.1 million compared to corporate general and administrative expenses of approximately $6.6 million for the year ended December 31, 2022. The increase in corporate general and administrative expenses was mainly due to an increase in professional fees and compensation expenses offset by reductions in legal and other expenses.

Interest Expense. Interest expense for the year ended December 31, 2023 decreased approximately $2.2 million, or 11.0%, to approximately $17.6 million, compared to approximately $19.8 million of interest expense for the year ended December 31, 2022. The decrease in interest expense for the twelve months ended December 31, 2023, was substantially related to decreases in the amount of debt attributable to the mortgages on the hotel properties in Jeffersonville, Indiana and Raleigh, North Carolina, sold in 2022, as well as the extinguishment of the secured notes with KWHP SOHO, LLC ("KW") and MIG SOHO, LLC (the "Secured Notes") in June 2022.

Interest Income. Interest income for the year ended December 31, 2023, increased approximately $0.6 million, or 323.8%, to approximately $0.8 million compared to approximately $0.2 million of interest income for the year ended December 31, 2022. The increase in interest income for the twelve months ended December 31, 2023, was substantially related to increases in the rates received on available cash balances we maintained during the year.

Loss on Early Extinguishment of Debt. The fiscal year 2022 loss relates to the repayment and cancellation of the Secured Notes in June 2022 resulting in a loss on early extinguishment consisting of the unamortized exit fee as well as the unamortized origination costs, which totaled approximately $5.9 million for the twelve months ended December 31, 2022. No losses were recorded for the twelve months ended December 31, 2023.

Unrealized Gain (Loss) on Hedging Activities. Unrealized gain (loss) on hedging activities primarily relates to the change in variance between the unamortized cost of the interest-rate swaps related to our mortgages on the DoubleTree by Hilton Philadelphia Airport, which matured at the end of July 2023, and the Hotel Alba Tampa, Tapestry Collection by Hilton and the fair value of interest-rate swaps which are affected by both the decreasing number of payment periods in the swap periods and the changes in anticipated SOFR rates over the remaining period. Those factors and the maturing of the DoubleTree by Hilton Philadelphia Airport's interest-rate swap, contributed to an unrealized loss of approximately $0.7 million for the year ended December 31, 2023, compared to an unrealized gain of approximately $2.9 million for the year ended December 31, 2022.

PPP Loan Forgiveness. During the year ended December 31, 2023, we received notification from our banks and the Small Business Administration that we received partial forgiveness on one of our unsecured notes, relating to the original PPP Loans we received in 2020. We received approximately $0.3 million PPP loan forgiveness, which includes principal forgiveness and the accrued interest on that portion of the loans. During the year ended December 31, 2022, we received notification from our banks and the Small Business Administration that we received partial forgiveness on another of our unsecured notes in the amount of approximately $4.7 million PPP loan forgiveness, which included principal forgiveness and the accrued interest on that portion of the loans.

Gain on Sale of Assets. During the twelve months ended December 31, 2022, we sold the property in Raleigh, North Carolina for a gain of approximately $30.1 million. We had no sales of property during the year ended December 31, 2023.

Gain on Involuntary Conversion of Assets. Gain on involuntary conversion of assets decreased approximately $0.4 million, to approximately $1.4 million for the year ended December 31, 2023 from approximately $1.8 million, for the year ended December 31, 2022. The gains were related to casualties at our properties in Savannah, Georgia, Houston, Texas and Atlanta, Georgia.

Income Tax Benefit (Provision). We had an income tax benefit of approximately $0.3 million for the year ended December 31, 2023, compared to an income tax provision of approximately $0.5 million, for the year ended 2022. MHI TRS realized an operating loss for the year ended December 31, 2023 and an operating gain for the year ended December 31, 2022.

Net Income. Net income for the year ended December 31, 2023 decreased approximately $30.2 million, or 88.8%, to approximately $3.8 million, compared to a net loss of approximately $34.0 million for the year ended December 31, 2022, as a result of the operating results discussed above.

Distributions to Preferred Stockholders. During the year ended December 31, 2023, we accounted for undeclared distributions to preferred stockholders of approximately $8.0 million, compared to declared and undeclared distributions to preferred stockholders of approximately $7.6 million for the year ended December 31, 2022.

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

The following table illustrates the key operating metrics for the years ended December 31, 2022 and 2021 for our wholly-owned hotels and the condominium hotel units, during each respective reporting period (“composite portfolio” properties), as well as the key operating metrics for the ten wholly-owned hotel properties that were under our control during all of 2022 (“actual” properties).

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

Other operating revenues for the year ended December 31, 2022 increased approximately $3.8 million, or 16.5%, to approximately $26.9 million compared to other operating revenues for the year ended December 31, 2021 of approximately $23.1 million. Increases in parking revenue at many of our properties, as well as approximately $1.0 million of other reimbursed revenue at the Georgian Terrace in Atlanta, Georgia, $1.0 million received under the North Carolina Business Recovery Grant, offset decreases 40 in fees of approximately $1.0 million earned at the Hyde Resort & Residences in Hollywood Beach, Florida; a non-recurring $0.2 million in business interruption proceeds earned in the prior year at the Hotel Ballast Wilmington, Tapestry Collection by Hilton in Wilmington, North Carolina; and a non-recurring COVID relief grant of approximately $0.3 million received in the prior period by the DoubleTree by Hilton Laurel in Laurel, Maryland.

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

Income Tax (Provision) Benefit. We had an income tax provision of approximately $0.5 million for the year ended December 31, 2022, compared to an income tax provision of approximately $0, for the year ended December 31, 2021. MHI TRS realized an operating gain for the year ended December 31, 2022 and an operating loss for December 31, 2021.

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

Sources and Uses of Cash

Our principal sources of cash are cash from hotel operations, proceeds from the sale of common and preferred stock, proceeds from the sale of secured and unsecured notes, proceeds of mortgage or other debt and hotel property sales. Our principal uses of cash are acquisitions of hotel properties, capital expenditures, debt service and balloon maturities, operating costs, corporate expenses and dividends. As of December 31, 2023, we had unrestricted cash of approximately $17.1 million and restricted cash of approximately $9.1 million. Our net decrease in cash for the year ended December 31, 2023 was approximately $1.1 million, generally consisting of net cash flow used in hotel operations. The positive cash flow from operations during the year was due to the increase in occupancy at our hotels as a result of increases in transient consumers, group business, and other business travel due to the lifting of restrictions on travel, social gatherings and business operations.

Operating Activities. Our cash provided by operating activities for the year ended December 31, 2023, was approximately $21.4 million. Our cash provided by operating activities for the year ended December 31, 2022 was approximately $6.7 million. Our cash provided by operating activities for the year ended December 31, 2021 was approximately $2.3 million. Cash used in or provided by operating activities generally consists of the cash flow from hotel operations, offset by the interest portion of our debt service, corporate expenses and positive or negative changes in working capital.

Investing Activities. Our cash used in investing activities for the year ended December 31, 2023 was approximately $6.7 million. Of this amount approximately $8.2 million was used for capital expenditures, including the replacement and refurbishment of furniture, fixtures and equipment offset by insurance proceeds of approximately $1.3 million. Cash provided by investing activities for the year ended December 31, 2022, was approximately $46.7 million. Of this amount approximately $10.9 million came from the sale of Sheraton Louisville Riverside property and approximately $41.5 million came from the sale of the DoubleTree by Hilton Raleigh Brownstone University property and we used approximately $8.0 million on capital expenditures, which was offset by insurance proceeds of approximately $2.2 million. Cash used for investing activities for the year ended December 31, 2021, was approximately $2.4 million which mostly consisted of capital expenditures of approximately $3.2 million offset by insurance proceeds of approximately $0.6 million.

Financing Activities. Our cash used in financing activities for the year ended December 31, 2023, was approximately $15.8 million. During the year ended December 31, 2023, the Company and Operating Partnership received proceeds of $2.7 million from the refinance of the DoubleTree by Hilton Laurel mortgage loan, made scheduled principal payments on its mortgages of approximately $7.3 million, paid approximately $0.5 million in deferred financing costs, and made scheduled principal payments of approximately $0.7 million on its unsecured notes. We also paid distributions to preferred stockholders in the amount of approximately $10.0 million. Our cash used in financing activities for the year ended December 31, 2022, was approximately $51.6 million. During the year ended December 31, 2022, the Company and Operating Partnership received proceeds of $7.8 million from the refinance of the mortgage loan on the Hotel Alba, made scheduled principal payments on its mortgages of approximately $9.3 million including the repayment of principal payments deferred during the COVID-19 pandemic, as well as approximately $29.2 million in principal payments related to the sale of the Sheraton Louisville Riverside and the DoubleTree by Hilton Raleigh Brownstone University. In addition, the Company extinguished debt on its Secured Notes of $20.0 million and paid approximately $0.4 million in deferred financing costs. We also paid approximately $0.5 million to reduce the principal balance outstanding of unsecured notes. Cash used in financial activities for the year ended December 31, 2021, was approximately $9.7 million, which included approximately $6.5 million in scheduled payments of principal on our mortgage loans and approximately $3.1 million in payments of principal on our unsecured notes.

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

From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotel, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, we may be required by one or more of our franchisors to complete a property improvement program (“PIP”) in order to bring the hotel up to the franchisor’s standards. In October 2024, the DoubleTree by Hilton franchise license on our property in Philadelphia, Pennsylvania expires. We anticipate we will be required to agree to a PIP with respect to any new franchise license and anticipate the associated expenditure to range between $9.5 million and $11.0 million beginning the third quarter 2024 and extending through 2026. Generally, we expect to fund such renovations and improvements out of working capital, including reserve accounts established by our lenders, and proceeds of mortgage debt or equity offerings.

Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. We expect total capital expenditures for 2024 to be approximately $7.0 million.

We generally expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We deposit an amount equal to 4.0% of gross revenue for The DeSoto, the Hotel Ballast Wilmington, the DoubleTree by Hilton Laurel, the DoubleTree Resort by Hilton Hollywood Beach, The DoubleTree by Hilton Jacksonville Riverfront, The Whitehall, Hotel Alba, and the Georgian Terrace, as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington on a monthly basis.

Liquidity and Capital Resources

The COVID-19 pandemic had a significant negative impact on our operations and financial results during 2021 and 2022.

During 2021, we entered into forbearance agreements with all our mortgage lenders and negotiated extended payment terms with a few key vendors in order to preserve liquidity. Repayment of deferred amounts of interest, mortgage principal and amounts due certain vendors, which began in 2021, was completed at the end of 2022, with the exception of certain amounts that were deferred until the maturity of the applicable loans.

As of December 31, 2023, we had cash, cash equivalents and restricted cash of approximately $26.2 million, of which approximately $9.1 million was in restricted reserve accounts for cash collateral, capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of our mortgage debt or secured notes).

On February 26, 2023, we amended the mortgage loan agreement on The Whitehall hotel located in Houston, Texas with the existing lender, International Bank of Commerce. The amendment (i) extends the loan's maturity date to February 26, 2028; (ii) maintains a floating rate of interest of New York Prime Rate plus 1.25%; and (iii) subjects the interest rate to a floor rate of 7.50%. The mortgage loan continues to be guaranteed by the Operating Partnership. The amendment also requires us to establish a real estate tax reserve as well as a debt service reserve that approximates the aggregate amount of one year's debt service, which was initially established at approximately $1.5 million.

On May 4, 2023, we secured a $10.0 million mortgage loan on the DoubleTree by Hilton Laurel located in Laurel, Maryland with Citi Real Estate Funding Inc. Pursuant to the loan documents, the loan has a maturity date of May 6, 2028; carries a fixed rate of interest of 7.35%; requires monthly payments of interest only; and cannot be prepaid until the last four months of the loan term. We used a portion of the proceeds to repay the existing first mortgage on the hotel and will use the balance of the proceeds for general corporate purposes.

On February 7, 2024, we secured a $35.0 million mortgage loan on the Hotel Alba located in Tampa, Florida with Citi Real Estate Funding Inc. Pursuant to the loan documents, the loan has a maturity date of March 6, 2029; carries a fixed rate of interest of 8.49%; requires monthly payments of interest only; and cannot be prepaid until the last four months of the loan term. We used a portion of the proceeds to repay the existing first mortgage on the hotel and will use the balance of the proceeds for general corporate purposes.

As of the date of this report, we were current on all loan payments on all other mortgages per the terms of our mortgage agreements, as amended. We were in compliance with all loan covenants except the Debt Service Coverage Requirement (“DSCR”) covenant under the mortgage secured by the DoubleTree by Hilton Philadelphia Airport. The mortgage was set to mature on October 31, 2023, but was extended to April 29, 2024 pursuant to a series of amendments to the loan agreement. We anticipate a further extension of the maturity date the loan for an additional 24 months as well as a waiver of the non-compliance with the financial covenant subject to additional terms and conditions which may include a reduction of the principal balance and deposits into interest, FF&E and other reserve accounts.

In July 2024, the mortgage on the DoubleTree by Hilton Jacksonville Riverfront matures. We intend to refinance the mortgage at the expected level of maturing indebtedness. In May and October 2025, the mortgages on the Georgian Terrace and the DoubleTree Resort by Hilton Hollywood Beach, respectively, mature. We intend to refinance the mortgages at the expected level of maturing indebtedness. Should the proceeds of any mortgage refinance not be sufficient to repay the level of maturing indebtedness, we may be required to use available working capital. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

Over the long term, we expect to meet our liquidity requirements for hotel property acquisitions, property redevelopment, investments in new joint ventures and debt maturities, and the retirement of maturing mortgage debt, through net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, the selective disposition of non-core assets, continued suspension of our common dividend, suspension of our preferred dividend, and cash on hand. We remain committed to a flexible capital structure and strive to maintain prudent debt leverage.

Mortgage Debt

As of December 31, 2023, we had a principal mortgage debt balance of approximately $317.4 million. The following table sets forth our mortgage debt obligations on our hotels.

	December 31,	Prepayment	Maturity	Amortization
Property	2023	Penalties	Date	Provisions	Interest Rate
The DeSoto (1)	$30,248,929	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	31,749,695	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	10,000,000	(3)	5/6/2028	(3)	7.35%
DoubleTree by Hilton Philadelphia Airport (4)	38,915,488	None	2/29/2024	30 years	SOFR plus 2.27%
DoubleTree Resort by Hilton Hollywood Beach (5)	51,495,662	(5)	10/1/2025	30 years	4.91%
Georgian Terrace (6)	39,455,095	(6)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (7)	24,269,200	None	6/30/2025	(7)	SOFR plus 2.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (8)	30,755,374	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (9)	46,454,972	Yes	10/1/2028	30 years	5.25%
The Whitehall (10)	14,009,874	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	317,354,289
Deferred financing costs, net	(1,407,979)
Unamortized premium on loan	42,884
Total Mortgage Loans, Net	$315,989,194

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
(4)

The note bore a floating interest rate of SOFR plus 2.27%. On August 13, 2018, we entered into a swap agreement to fix the rate at 5.237% through July 31, 2023. Notional amounts under the swap agreement approximated the declining balance of the loan. Effective October 29, 2023, the loan agreement was amended to increase the interest rate to SOFR plus 3.50%. Subsequent loan amendments have extended the maturity date to April 29, 2024.

(5)	With limited exception, the note may not be prepaid prior to June 2025.
(6)	With limited exception, the note may not be prepaid prior to February 2025.
(7)

The note bore a floating interest rate of SOFR plus 2.75% subject to a floor rate of 2.75% with monthly principal payments of $40,600. On July 11, 2022, we entered into a swap agreement to fix the rate at 5.576% with notional amounts that approximate to the declining balance of the loan. On February 7, 2024, we secured a new $35.0 million mortgage loan which bears a rate of 8.49%; requires payments of interest only; matures on March 6, 2029; and cannot be prepaid until the last 4 months of the loan term.
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

As described in “Liquidity and Capital Resources,” as of December 31, 2023, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Philadelphia Airport. We anticipate a waiver of non-compliance in conjunction with an extension of the loan term.

Certain of our loan agreements also include financial covenants that trigger a “cash trap”. At December 31, 2023, we failed to meet the financial covenants under the mortgages secured by the DoubleTree Resort by Hilton Hollywood Beach as well as the Georgian Terrace, which trigger “cash traps” under the loan documents, requiring substantially all the revenue generated by the hotel to be deposited directly into a lockbox account and swept into a cash management account for the benefit of the lender until the property meets the criteria in the loan agreement for exiting the “cash trap”.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2023, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage loans, including interest	$375,964	$91,263	$171,419	$77,745	$35,537
Unsecured Notes	1,552	1,552	-	-	-
Ground, building, parking garage, office and equipment leases	13,938	607	1,221	1,274	10,836
Totals	$391,454	$93,422	$172,640	$79,019	$46,373

Dividend Policy

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

Distributions to Stockholders and Holders of Units in the Operating Partnership The Company may not make distributions with respect to any shares of its common stock, unless and until full cumulative distributions on the outstanding preferred stock for all past unpaid periods are paid or declared and a sum sufficient for the payment thereof in cash is set aside.

Distributions to Preferred Stockholders and Holder of Preferred Partnership Units in the Operating Partnership. On January 24, 2023, the Company announced that it will resume quarterly distribution to holders of our preferred stock and set a record date of February 28, 2023 with a payment date of March 15, 2023.

On April 24, 2023, the Company announced the declaration of a quarterly distribution to holders of our preferred stock and with a record date of May 31, 2023 with a payment date of June 15, 2023.

On May 30, 2023, the Company announced the declaration of a quarterly distribution to holders of our preferred stock and with a record date of June 30, 2023 with a payment date of July 14, 2023.

On August 1, 2023, the Company announced the declaration of a quarterly distribution to holders of our preferred stock and with a record date of August 31, 2023 with a payment date of September 15, 2023.

On October 31, 2023, the Company announced the declaration of a quarterly distribution to holders of our preferred stock and with a record date of November 30, 2023 with a payment date of December 15, 2023.

On January 30, 2024, the Company announced the declaration of a quarterly distribution to holders of our preferred stock and with a record date of February 29, 2024 with a payment date of March 15, 2024.

As of December 31, 2023, the amount of cumulative unpaid dividends on our outstanding preferred shares was approximately $21.9 million and the aggregate liquidation preference with respect to our outstanding preferred shares was approximately $121.3 million. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates, except in the event of a change of control.

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

The COVID-19 pandemic has had, an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2021. The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding its ability to maintain ownership of the property, growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. The Company also projected cash flows assuming an eventual disposition of the hotel based upon property-specific capitalization rates. As of December 31, 2021, the Company determined the Sheraton Louisville Riverside, to be impaired based on the proceeds received in a subsequent sale, as well as The Whitehall in Houston, Texas due to the lack of certainty regarding our ability to extend or refinance the mortgage which was set to mature in early 2023. The Company recognized an impairment loss of approximately $12.2 million during the period ended December 31, 2021. The impairment loss was determined using level 2 inputs under authoritative guidance for fair value measurements. No impairment loss was recognized for the years ended December 31, 2023 and December 31, 2022, respectively.

Income Taxes. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. The MHI TRS Entities which leases our hotels from subsidiaries of the Operating Partnership, are subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of December 31, 2023, we have determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences, therefore a 100% valuation allowance is required. As of December 31, 2023 and 2022, deferred tax assets each totaled $0, respectively.

As of December 31, 2023, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2015 through 2021. In addition, as of December 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2017 and 2019 through 2022.

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

FFO and Adjusted FFO. Industry analysts and investors use FFO, as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, gains or losses from involuntary conversion of assets, plus certain non-cash items such as real estate asset depreciation and amortization or impairment and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself.

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

We further adjust FFO Available to Common Stockholders and Unitholders for certain additional items that are not in NAREIT’s definition of FFO, including changes in deferred income taxes, any unrealized gain (loss) on hedging instruments or warrant derivatives, loan impairment losses, losses on early extinguishment of debt, gains on extinguishment of preferred stock, aborted offering costs, loan modification fees, franchise termination costs, costs associated with the departure of executive officers, stock compensation costs, litigation settlement, over-assessed real estate taxes on appeal, management contract termination costs, operating asset depreciation and amortization, change in control gains or losses, ESOP and stock compensation expenses and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative than FFO of the on-going performance of our business and assets. Our calculation of adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2023, 2022, and 2021.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Net income (loss)	$3,809,711	$33,959,848	$(28,539,640)
Depreciation and amortization - real estate	18,735,804	18,593,359	19,838,017
Impairment of investment in hotel properties, net	—	—	12,201,461
Loss (gain) on disposal of assets	(4,700)	636,198	(158,286)
Gain on sale of hotel properties	—	(30,053,977)	—
Distributions to preferred stockholders	(7,977,250)	(7,634,219)	(7,541,891)
Gain on involuntary conversion of asset	(1,371,041)	(1,763,320)	(588,586)
FFO available to common stockholders and unitholders	$13,192,524	$13,737,889	$(4,788,925)
Amortization	52,944	56,977	71,209
ESOP and stock - based compensation	559,220	998,424	689,547
Aborted offering costs	—	—	631,952
Unrealized (gain) loss on hedging activities	737,682	(2,918,207)	(1,493,841)
Loss on early debt extinguishment	—	5,944,881	—
Adjusted FFO available to common stockholders and unitholders	$14,542,370	$17,819,964	$(4,890,058)

Hotel EBITDA. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) income tax provision or benefit, (4) depreciation and amortization, (5) impairment of long-lived assets or investments, (6) gains and losses on disposal and/or sale of assets, (7) gains and losses on involuntary conversions of assets, (8) unrealized gains and losses on derivative instruments not included in other comprehensive income, (9) other income at the properties, (10) loss on early debt extinguishment, (11) Paycheck Protection Program (PPP) debt forgiveness, (12) gain on exercise of development right, (13) corporate general and administrative expense, and (14) other income not related to our wholly-owned portfolio. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control. We believe hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2023, 2022, and 2021.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Net (loss) income	$3,809,711	$33,959,848	$(28,539,640)
Interest expense	17,588,091	19,772,802	22,686,694
Interest income	(802,183)	(189,291)	(147,025)
Income tax provision	(304,947)	522,355	27,392
Depreciation and amortization	18,788,748	18,650,336	19,909,226
Impairment of investment in hotel properties, net	—	—	12,201,461
Unrealized (gain) loss on hedging activities	737,682	(2,918,207)	(1,493,841)
Loss on early debt extinguishment	—	5,944,881	—
Gain on sale of hotel properties	—	(30,053,977)	—
Loss (gain) on disposal of assets	(4,700)	636,198	(158,286)
PPP loan forgiveness	(275,494)	(4,720,278)	—
Other income	(456,388)	—	—
Gain on involuntary conversion of asset	(1,371,041)	(1,763,320)	(588,586)
Corporate general and administrative expenses	7,078,222	6,621,221	6,997,166
Hotel EBITDA	$44,787,701	$46,462,568	$30,894,561

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

As of December 31, 2023, we had approximately $266.0 million of fixed-rate debt, including the mortgage on our Hotel Alba Tampa, Tapestry Collection by Hilton, which is fixed by an interest rate swap to 5.576% and the PPP Loans of $1.5 million, with a fixed rate of 1.0% and approximately $52.9 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 4.87%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the changes in 1-month LIBOR, SOFR, and in Prime Rate. Assuming that the aggregate amounts outstanding on the mortgage on The Whitehall remains at approximately $14.0 million and the mortgage on the DoubleTree by Hilton Philadelphia Airport remains at approximately $38.9 million, the balance at December 31, 2023, the impact on our annual interest incurred and cash flows of a one percent increase in 1-month SOFR and in Prime Rate, would be approximately $0.4 million.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, its disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on these criteria.

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

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by COSO in 2013 Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2023, the Operating Partnership’s internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

The Company has adopted an insider trading policy, filed as Exhibit 19.1 to this Annual Report. The Company's board of directors reviews the insider trading policy annually.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2024 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this annual report).

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

Information on the Company’s directors, executive officers and corporate governance is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Delinquent Section 16(a) Reports” contained in the Company’s 2024 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2024 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2024 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2023 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2022 Plan (1)	N/A	N/A	1,548,332
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
Total	N/A	N/A	1,548,332

EQUITY COMPENSATION PLAN INFORMATION

•
The Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which the Company’s stockholders approved in April 2022, permits the grant of stock options, restricted stock, unrestricted stock and performance share compensation awards to its employees and directors for up to 2,000,000 shares of common stock.

On January 12, 2023, we granted (i) 64,278 shares of common stock to one of our employees and our independent directors, and (ii) 15,000 shares of restricted common stock to our independent directors, which vested on December 31, 2023.

On January 23, 2023, we granted 205,000 shares of restricted common stock to certain of our employees.

On January 18, 2024, we granted 139,610 shares of common stock to our officers and employees, and (ii) 12,750 shares of restricted common stock to our independent directors, all of which will vest on December 31, 2024 but for a grant of 750 shares to one director which will vest on April 30, 2024. These shares are included in the number of securities remaining available for future issuance as of December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II – Ratification of Appointment of Accountants” in the Company’s 2024 Proxy Statement.

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

3.4

Third Amended and Restated Bylaws of the Company, effective as of July 31, 2023 (incorporated by reference to the document previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).

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

19.1	Sotherly Hotels Inc. Insider Trading Policy.

21.1	List of Subsidiaries of Sotherly Hotels Inc.

21.2	List of Subsidiaries of Sotherly Hotels LP.

23.1	Consent of FORVIS, LLP.

23.2	Consent of FORVIS, LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

97.1

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

Date: March 22, 2024

SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors	March 22, 2024

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director	March 22, 2024

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	March 22, 2024

/s/ SCOTT M. KUCINSKI Scott M. Kucinski	Executive Vice President and Chief Operating Officer	March 22, 2024

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director	March 22, 2024

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director	March 22, 2024

/s/ EDWARD S. STEIN Edward S. Stein	Director	March 22, 2024

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	March 22, 2024

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director	March 22, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2024

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ DAVID R. FOLSOM
David R. Folsom President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chairman of the Board of Directors of the General Partner	March 22, 2024

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Executive Officer and Director of the General Partner	March 22, 2024

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer of the General Partner	March 22, 2024

/s/ SCOTT M. KUCINSKI Scott M. Kucinski	Executive Vice President and Chief Operating Officer of the General Partner	March 22, 2024

/s/ HERSCHEL J. WALKER Herschel J. Walker	Director of the General Partner	March 22, 2024

/s/ MARIA L. CALDWELL Maria L. Caldwell	Director of the General Partner	March 22, 2024

/s/ EDWARD S. STEIN Edward S. Stein	Director of the General Partner	March 22, 2024

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director of the General Partner	March 22, 2024

/s/ G. SCOTT GIBSON IV G. Scott Gibson IV	Director of the General Partner	March 22, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sotherly Hotels Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of investments in hotel properties for impairment

As of December 31, 2023, Investment in Hotel Properties was $354.9 Million. As discussed in Note 2 and 3 to the consolidated financial statements, the Company assesses the carrying values of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset and the carrying amount exceeds its fair market value, an adjustment to reduce the carrying amount to the related hotel property’s fair market value would be recorded and an impairment loss recognized. We identified the Company’s evaluation of hotel properties for impairment as a critical audit matter. The principal considerations for our determination included the significant auditor judgments required to evaluate certain key inputs and assumptions used by the Company in developing their impairment assessment, specifically, the judgments related to the Company’s determination of growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment used in projecting cash flows from operations and capitalization rates utilized in determining eventual disposition.

The primary procedures we performed to address this critical audit matter included:

•
We obtained an understanding of and tested the design and effectiveness of internal controls over the Company’s impairment analysis.
•
We acquired an understanding of the Company’s impairment methodology to assess the life of the cash flows and recoverability of the investments in hotel properties (which is part of management’s initial triggering event test).
•
We assessed the appropriateness of the significant assumptions and inputs, such as growth rates, occupancy, room rates, capitalization rates, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment based on Company-specific data and published industry data.
•
We tested the mathematical accuracy of management’s recoverability analysis (part of management's initial triggering event test).
•
We performed a sensitivity analysis over the estimated capitalization rates obtained from published industry reports.
•
We reviewed the methodologies and assumptions utilized by the Company’s third-party specialist for reasonableness.

/s/ FORVIS, LLP

We have served as the Company's auditor since 2016.

Jacksonville, Florida

March 22, 2024

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS
Investment in hotel properties, net	$354,919,106	$365,070,725
Cash and cash equivalents	17,101,993	21,918,680
Restricted cash	9,134,347	5,422,950
Accounts receivable, net	5,945,724	5,844,904
Prepaid expenses, inventory and other assets	6,342,310	8,311,862
TOTAL ASSETS	$393,443,480	$406,569,121
LIABILITIES
Mortgage loans, net	$315,989,194	$320,482,103
Unsecured notes	1,536,809	2,545,975
Accounts payable and accrued liabilities	23,315,677	25,704,835
Advance deposits	2,614,981	2,233,013
Dividends and distributions payable	2,088,160	4,082,472
TOTAL LIABILITIES	$345,544,821	$355,048,398
Commitments and contingencies	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, $0.01 par value, 11,000,000 shares authorized:
8.0% Series B cumulative redeemable perpetual preferred stock, 1,464,100 and 1,464,100 shares issued and outstanding; aggregate liquidation preference each $44,655,050, at December 31, 2023 and December 31, 2022, respectively.	14,641	14,641
7.875% Series C cumulative redeemable perpetual preferred stock, 1,346,110 and 1,346,110 shares issued and outstanding; aggregate liquidation preference each $40,940,681, at December 31, 2023 and December 31, 2022, respectively.	13,461	13,461
8.25% Series D cumulative redeemable perpetual preferred stock, 1,163,100 and 1,163,100 shares issued and outstanding; aggregate liquidation preference each $35,674,458, at December 31, 2023 and December 31, 2022, respectively.	11,631	11,631
Common stock, par value $0.01, 69,000,000 shares authorized, 19,696,805 shares issued and outstanding at December 31, 2023 and 18,951,525 shares issued and outstanding at December 31, 2022.	196,968	189,515
Additional paid-in capital	175,779,222	175,611,370
Unearned ESOP shares	(1,764,507)	(2,601,134)
Distributions in excess of retained earnings	(125,021,013)	(120,985,183)
Total Sotherly Hotels Inc. stockholders’ equity	49,230,403	52,254,301
Noncontrolling interest	(1,331,744)	(733,578)
TOTAL EQUITY	47,898,659	51,520,723
TOTAL LIABILITIES AND EQUITY	$393,443,480	$406,569,121

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
REVENUE
Rooms department	$114,748,834	$109,553,906	$88,625,659
Food and beverage department	35,231,959	29,556,213	15,829,487
Other operating departments	23,857,264	26,967,185	23,132,778
Total revenue	173,838,057	166,077,304	127,587,924
EXPENSES
Hotel operating expenses
Rooms department	26,177,539	25,782,888	22,688,063
Food and beverage department	24,211,133	19,724,225	10,297,461
Other operating departments	9,031,960	9,296,056	8,607,594
Indirect	69,629,724	64,811,567	55,100,245
Total hotel operating expenses	129,050,356	119,614,736	96,693,363
Depreciation and amortization	18,788,748	18,650,336	19,909,226
Impairment of investment in hotel properties, net	—	—	12,201,461
(Gain) loss on disposal of assets	(4,700)	636,198	(158,286)
Corporate general and administrative	7,078,222	6,621,221	6,997,166
Total operating expenses	154,912,626	145,522,491	135,642,930
NET OPERATING INCOME (LOSS)	18,925,431	20,554,813	(8,055,006)
Other income (expense)
Interest expense	(17,588,091)	(19,772,802)	(22,686,694)
Interest income	802,183	189,291	147,025
Other income	456,388	—	—
Loss on early extinguishment of debt	—	(5,944,881)	—
Unrealized (loss) gain on hedging activities	(737,682)	2,918,207	1,493,841
PPP loan forgiveness	275,494	4,720,278	—
Gain on sale of hotel properties	—	30,053,977	—
Gain on involuntary conversion of assets	1,371,041	1,763,320	588,586
Net income (loss) before income taxes	3,504,764	34,482,203	(28,512,248)
Income tax benefit (provision)	304,947	(522,355)	(27,392)
Net income (loss)	3,809,711	33,959,848	(28,539,640)
Add: Net loss (income) attributable to noncontrolling interest	131,710	(1,423,327)	2,318,166
Net income (loss) attributable to the Company	3,941,421	32,536,521	(26,221,474)
Undeclared distributions to preferred stockholders	(7,977,250)	(7,634,219)	(7,541,891)
Gain on extinguishment of preferred stock	—	64,518	361,476
Net (loss) income attributable to common stockholders	$(4,035,829)	$24,966,820	$(33,401,889)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.22)	$1.40	$(2.15)
Diluted	$(0.22)	$1.40	$(2.15)
Weighted average number of common shares outstanding
Basic	18,843,032	17,802,772	15,531,684
Diluted	18,843,032	17,802,772	15,531,684

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional	Unearned	Distributions
	Preferred Stock		Common Stock		Paid-	ESOP	in Excess of	Noncontrolling
	Shares	Par Value	Shares	Par Value	In Capital	Shares	Retained Earnings	Interest	Total
Balances at December 31, 2020	4,364,610	$43,646	15,023,850	$150,238	$180,292,440	$(3,636,026)	$(127,300,230)	$(5,348,763)	$44,201,305
Net loss	—	—	—	—	—	—	(26,221,474)	(2,318,166)	(28,539,640)
Issuance of common stock awards	—	—	151,281	1,513	443,253	—	—	—	444,766
Conversion of units in Operating Partnership to shares of common stock	—	—	32,781	328	(2,908,329)	—	—	2,908,001	—
Amortization of ESOP shares	—	—	—	—	(380,628)	552,628	—	—	172,000
Amortization of restricted stock award	—	—	—	—	72,780	—	—	—	72,780
Extinguishment of preferred stock	(305,000)	(3,050)	2,233,146	22,331	132,438	—	—	—	151,719
Balances at December 31, 2021	4,059,610	$40,596	17,441,058	$174,410	$177,651,954	$(3,083,398)	$(153,521,704)	$(4,758,928)	$16,502,930
Net income	—	—	—	—	—	—	32,536,521	1,423,327	33,959,848
Issuance of common stock awards	—	—	395,086	3,951	794,735	—	—	—	798,686
Conversion of units in Operating Partnership to shares of common stock	—	—	308,532	3,085	(2,605,108)	—	—	2,602,023	—
Amortization of ESOP shares	—	—	—	—	(355,306)	482,264	—	—	126,958
Amortization of restricted stock award	—	—	—	—	72,780	—	—	—	72,780
Extinguishment of preferred stock	(86,300)	(863)	806,849	8,069	52,315	—	—	—	59,521
Balances at December 31, 2022	3,973,310	$39,733	18,951,525	$189,515	$175,611,370	$(2,601,134)	$(120,985,183)	$(733,578)	$51,520,723
Net income	—	—	—	—	—	—	3,941,421	(131,710)	3,809,711
Issuance of common stock awards	—	—	284,278	2,843	222,543	—	—	—	225,386
Conversion of units in Operating Partnership to shares of common stock	—	—	461,002	4,610	461,846	—	—	(466,456)	—
Amortization of ESOP shares	—	—	—	—	(664,730)	836,627	—	—	171,897
Amortization of restricted stock award	—	—	—	—	148,193	—	—	—	148,193
Dividends and distributions declared	—	—	—	—	—	—	(7,977,251)	—	(7,977,251)
Balances at December 31, 2023	3,973,310	$39,733	19,696,805	$196,968	$175,779,222	$(1,764,507)	$(125,021,013)	$(1,331,744)	$47,898,659

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021

Cash flows from operating activities:
Net income (loss)	$3,809,711	$33,959,848	$(28,539,640)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,788,748	18,650,336	19,909,226
Impairment of investment in hotel properties, net	—	—	12,201,461
Amortization of deferred financing costs	598,237	1,293,092	1,029,306
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Gain on involuntary conversion of assets	(1,371,041)	(1,763,320)	(588,586)
Unrealized loss (gain) on hedging activities	737,682	(2,918,207)	(1,493,841)
Loss on early extinguishment of debt	—	5,944,881	—
PPP loan forgiveness	(275,494)	(4,720,278)	—
Gain on disposal of assets	—	(30,053,977)	—
(Gain) loss on disposal of assets	(4,700)	633,803	(158,286)
ESOP and stock - based compensation	559,220	998,424	689,547
Changes in assets and liabilities:
Accounts receivable	(42,453)	(1,439,886)	(2,640,487)
Prepaid expenses, inventory and other assets	1,824,607	(1,597,055)	719,031
Accounts payable and other accrued liabilities	(3,581,342)	(12,984,231)	1,630,584
Advance deposits	381,968	680,071	(411,131)
Net cash provided by operating activities	21,400,462	6,658,820	2,322,503
Cash flows from investing activities:
Proceeds from sale of hotel properties	—	52,403,981	—
Improvements and additions to hotel properties	(8,181,496)	(7,964,630)	(3,176,841)
Proceeds from involuntary conversion	1,312,675	2,180,489	588,586
Proceeds from sale of assets	141,952	35,327	200,500
Net cash (used in) provided by investing activities	(6,726,869)	46,655,167	(2,387,755)
Cash flows from financing activities:
Proceeds from mortgage loans	2,715,833	7,777,475	—
Payments on mortgage loans	(7,256,859)	(38,507,799)	(6,528,078)
Payments on secured notes	—	(20,000,000)	—
Payments on unsecured notes	(740,857)	(461,181)	(3,109,166)
Payments of deferred financing costs	(525,437)	(359,389)	(19,513)
Preferred dividends paid	(9,971,563)	—	—
Net cash used in financing activities	(15,778,883)	(51,550,894)	(9,656,757)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,105,290)	1,763,093	(9,722,009)
Cash, cash equivalents and restricted cash at the beginning of the period	27,341,630	25,578,537	35,300,546
Cash, cash equivalents and restricted cash at the end of the period	$26,236,340	$27,341,630	$25,578,537
Supplemental disclosures:
Cash paid during the period for interest	$17,084,338	$23,277,738	$19,897,847
Cash paid during the period for income taxes	$164,450	$26,000	$20,200
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$(471,661)	$56,914	$353,028

	2023	2022	2021
Cash and cash equivalents	$17,101,993	$21,918,680	$13,166,883
Restricted cash	9,134,347	5,422,950	12,411,654
Cash, cash equivalents and restricted cash at the end of the period	$26,236,340	$27,341,630	$25,578,537

The accompanying notes are an integral part of these financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner of Sotherly Hotels LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sotherly Hotels LP and subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of investments in hotel properties for impairment

As of December 31, 2023, Investment in Hotel Properties was $354.9 Million. As discussed in Note 2 and 3 to the consolidated financial statements, the Partnership assesses the carrying values of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset and the carrying amount exceeds its fair market value, an adjustment to reduce the carrying amount to the related hotel property’s fair market value would be recorded and an impairment loss recognized.

We identified the Partnership’s evaluation of hotel properties for impairment as a critical audit matter. The principal considerations for our determination included the significant auditor judgments required to evaluate certain key inputs and assumptions used by the Partnership in developing their impairment assessment, specifically, the judgments related to the Partnership’s determination of growth rates, occupancy, room rates, economic trends, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment used in projecting cash flows from operations and capitalization rates utilized in determining eventual disposition.

The primary procedures we performed to address this critical audit matter included:

•
We obtained an understanding of and tested the design and effectiveness of internal controls over the Partnership’s impairment analysis.
•
We acquired an understanding of the Partnership’s impairment methodology to assess the life of the cash flows and recoverability of the investments in hotel properties (which is part of management’s initial triggering event test).
•
We assessed the appropriateness of the significant assumptions and inputs, such as growth rates, occupancy, room rates, capitalization rates, property-specific operating costs and an allowance for the replacement of furniture, fixtures and equipment based on Partnership-specific data and published industry data.
•
We tested the mathematical accuracy of management’s recoverability analysis (part of management's initial triggering event test).
•
We performed a sensitivity analysis over the estimated capitalization rates obtained from published industry reports.
•
We reviewed the methodologies and assumptions utilized by the Partnership’s third-party specialists for reasonableness.

/s/ FORVIS, LLP

We have served as the Partnership’s auditor since 2016.

Jacksonville, Florida

March 22, 2024

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS
Investment in hotel properties, net	$354,919,106	$365,070,725
Cash and cash equivalents	17,101,993	21,918,680
Restricted cash	9,134,347	5,422,950
Accounts receivable, net	5,945,724	5,844,904
Loan receivable - affiliate	1,744,532	2,650,526
Prepaid expenses, inventory and other assets	6,342,310	8,311,862
TOTAL ASSETS	$395,188,012	$409,219,647
LIABILITIES
Mortgage loans, net	$315,989,194	$320,482,103
Unsecured notes, net	1,536,809	2,545,975
Accounts payable and other accrued liabilities	23,315,677	25,704,835
Advance deposits	2,614,981	2,233,013
Dividends and distributions payable	2,088,160	4,082,472
TOTAL LIABILITIES	$345,544,821	$355,048,398

Commitments and contingencies (see Note 5)	—	—

PARTNERS’ CAPITAL
Preferred units, 11,000,000 units authorized;
8.0% Series B cumulative redeemable perpetual preferred unit; 1,464,100 and 1,464,100 units issued and outstanding; aggregate liquidation preference each $44,655,050, at December 31, 2023 and December 31, 2022, respectively.	$34,344,086	$34,344,086
7.875% Series C cumulative redeemable perpetual preferred units, 1,346,110 and 1,346,110 units issued and outstanding; aggregate liquidation preference each $40,940,681, each at December 31, 2023 and December 31, 2022, respectively.	31,571,778	31,571,778
8.25% Series D cumulative redeemable perpetual preferred units, 1,163,100 and 1,163,100 units issued and outstanding; aggregate liquidation preference each $35,674,458, each at December 31, 2023 and December 31, 2022, respectively.	27,504,901	27,504,901
General Partner: 205,220 units and 197,767 units issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	(171,830)	(106,022)
Limited Partners: 19,855,771 units and 19,578,946 units issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	(43,605,744)	(39,143,494)
TOTAL PARTNERS’ CAPITAL	49,643,191	54,171,249
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$395,188,012	$409,219,647

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
REVENUE
Rooms department	$114,748,834	$109,553,906	$88,625,659
Food and beverage department	35,231,959	29,556,213	15,829,487
Other operating departments	23,857,264	26,967,185	23,132,778
Total revenue	173,838,057	166,077,304	127,587,924
EXPENSES
Hotel operating expenses
Rooms department	26,177,539	25,782,888	22,688,063
Food and beverage department	24,211,133	19,724,225	10,297,461
Other operating departments	9,031,960	9,296,056	8,607,594
Indirect	69,629,724	64,811,567	55,100,245
Total hotel operating expenses	129,050,356	119,614,736	96,693,363
Depreciation and amortization	18,788,748	18,650,336	19,909,226
Impairment of investment in hotel properties, net	—	—	12,201,461
(Gain) loss on disposal of assets	(4,700)	636,198	(158,286)
Corporate general and administrative	7,078,222	6,621,221	6,997,166
Total operating expenses	154,912,626	145,522,491	135,642,930
NET OPERATING INCOME (LOSS)	18,925,431	20,554,813	(8,055,006)
Other income (expense)
Interest expense	(17,588,091)	(19,772,802)	(22,686,694)
Interest income	802,183	189,291	147,025
Other income	456,388	—	—
Loss on early extinguishment of debt	—	(5,944,881)	—
Unrealized (loss) gain on hedging activities	(737,682)	2,918,207	1,493,841
PPP loan forgiveness	275,494	4,720,278	—
Gain on sale of hotel properties	—	30,053,977	—
Gain on involuntary conversion of assets	1,371,041	1,763,320	588,586
Net income (loss) before income taxes	3,504,764	34,482,203	(28,512,248)
Income tax benefit (provision)	304,947	(522,355)	(27,392)
Net income (loss)	3,809,711	33,959,848	(28,539,640)
Undeclared distributions to preferred unit holders	(7,977,250)	(7,634,219)	(7,541,891)
Gain on extinguishment of preferred stock	—	64,518	361,476
Net (loss) income attributable to general and limited partnership unit holders	$(4,167,539)	$26,390,147	$(35,720,055)
Net (loss) income attributable per general and limited partner unit:
Basic	$(0.21)	$1.36	$(2.08)
Diluted	$(0.21)	$1.36	$(2.08)
Weighted average number of general and limited partner units outstanding
Basic	19,808,602	19,266,320	17,186,789
Diluted	19,808,602	19,266,320	17,186,789

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Preferred Units				General Partner		Limited Partner
	Units	Series B Amounts	Series C Amounts	Series D Amounts	Units	Amounts	Units	Amounts	Total
Balances at December 31, 2020	4,364,610	$37,766,531	$36,461,955	$28,377,509	161,904	$(258,538)	16,028,447	$(54,399,898)	$47,947,559
Issuance of partnership units	—	—	—	—	1,513	4,448	149,768	440,318	444,766
Amortization of restricted units award	—	—	—	—	—	728	—	72,052	72,780
Unit based compensation	—	—	—	—	—	(4,171)	—	(412,911)	(417,082)
Extinguishment of preferred units	(305,000)	(2,345,747)	(3,987,195)	(827,677)	22,331	73,124	2,210,815	7,239,214	151,719
Net loss	—	—	—	—	—	(285,396)	—	(28,254,244)	(28,539,640)
Balances at December 31, 2021	4,059,610	$35,420,784	$32,474,760	$27,549,832	185,748	$(469,805)	18,389,030	$(75,315,469)	$19,660,102
Issuance of partnership units	—	—	—	—	3,951	7,987	391,135	790,699	798,686
Amortization of restricted units award	—	—	—	—	—	728	—	72,052	72,780
Unit based compensation	—	—	—	—	—	(5,025)	—	(374,663)	(379,688)
Extinguishment of preferred units	(86,300)	(1,076,698)	(902,982)	(44,931)	8,068	20,495	798,781	2,063,637	59,521
Net income	—	—	—	—	—	339,598	—	33,620,250	33,959,848
Balances at December 31, 2022	3,973,310	$34,344,086	$31,571,778	$27,504,901	197,767	$(106,022)	19,578,946	$(39,143,494)	$54,171,249
Issuance of partnership units	—	—	—	—	7,453	2,254	276,825	223,132	225,386
Amortization of restricted units award	—	—	—	—	—	1,482	—	146,711	148,193
Unit based compensation	—	—	—	—	—	(7,203)	—	(726,894)	(734,097)
Preferred units distributions declared	—	—	—	—	—	(79,773)	—	(7,897,478)	(7,977,251)
Net income	—	—	—	—	—	17,432	—	3,792,279	3,809,711
Balances at December 31, 2023	3,973,310	$34,344,086	$31,571,778	$27,504,901	205,220	$(171,830)	19,855,771	$(43,605,744)	$49,643,191

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021

Cash flows from operating activities:
Net income (loss)	$3,809,711	$33,959,848	$(28,539,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,788,748	18,650,336	19,909,226
Impairment of investment in hotel properties, net	—	—	12,201,461
Amortization of deferred financing costs	598,237	1,293,092	1,029,306
Amortization of mortgage premium	(24,681)	(24,681)	(24,681)
Gain on involuntary conversion of assets	(1,371,041)	(1,763,320)	(588,586)
Unrealized loss (gain) on hedging activities	737,682	(2,918,207)	(1,493,841)
Loss on early extinguishment of debt	—	5,944,881	—
PPP loan forgiveness	(275,494)	(4,720,278)	—
Gain on disposal of assets	—	(30,053,977)	—
(Gain) loss on disposal of assets	(4,700)	633,803	(158,286)
ESOP and unit - based compensation	(346,774)	491,778	100,465
Changes in assets and liabilities:
Accounts receivable	(42,453)	(1,439,886)	(2,640,487)
Prepaid expenses, inventory and other assets	1,824,607	(1,597,055)	719,031
Accounts payable and other accrued liabilities	(3,581,342)	(12,984,231)	1,630,584
Advance deposits	381,968	680,071	(411,131)
Net cash provided by operating activities	20,494,468	6,152,174	1,733,421
Cash flows from investing activities:
Proceeds from sale of hotel properties	—	52,403,981	—
Improvements and additions to hotel properties	(8,181,496)	(7,964,630)	(3,176,841)
ESOP loan payments received	905,994	506,646	589,082
Proceeds from involuntary conversion	1,312,675	2,180,489	588,586
Proceeds from sale of assets	141,952	35,327	200,500
Net cash (used in) provided by investing activities	(5,820,875)	47,161,813	(1,798,673)
Cash flows from financing activities:
Proceeds from mortgage loans	2,715,833	7,777,475	—
Payments on mortgage loans	(7,256,859)	(38,507,799)	(6,528,078)
Payments on secured notes	—	(20,000,000)	—
Payments on unsecured notes	(740,857)	(461,181)	(3,109,166)
Payments of deferred financing costs	(525,437)	(359,389)	(19,513)
Preferred dividends paid	(9,971,563)	—	—
Net cash used in financing activities	(15,778,883)	(51,550,894)	(9,656,757)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,105,290)	1,763,093	(9,722,009)
Cash, cash equivalents and restricted cash at the beginning of the period	27,341,630	25,578,537	35,300,546
Cash, cash equivalents and restricted cash at the end of the period	$26,236,340	$27,341,630	$25,578,537
Supplemental disclosures:
Cash paid during the period for interest	$17,116,639	$23,157,605	$19,630,506
Cash paid during the period for income taxes	$164,450	$26,000	$20,200
Non-cash investing and financing activities:
Change in amount of improvements to hotel property in accounts payable and accrued liabilities	$(471,661)	$56,914	$353,028

	2023	2022	2021
Cash and cash equivalents	$17,101,993	$21,918,680	$13,166,883
Restricted cash	9,134,347	5,422,950	12,411,654
Cash, cash equivalents and restricted cash at the end of the period	$26,236,340	$27,341,630	$25,578,537

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004. The Company historically has focused on the acquisition, renovation, upbranding and repositioning of upscale to upper-upscale full-service hotels in the southern United States. The Company’s portfolio, as of December 31, 2023, consisted of investments in ten hotel properties, comprising 2,786 rooms and two hotel commercial condominium units and their associated rental programs. Seven of our hotels operated under the DoubleTree by Hilton, Tapestry Collection by Hilton, and Hyatt Centric brands, and three are independent hotels.

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

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2023, was approximately 98.2% owned by the Company, and its subsidiaries, lease its hotels to direct and indirect subsidiaries of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC and certain of its subsidiaries, (collectively, “MHI TRS Entities”), each of which is a wholly-owned subsidiary of the Operating Partnership. For the years ended December 31, 2023, 2022, and 2021, the MHI TRS Entities engaged an eligible independent hotel management company, Our Town Hospitality, LLC (“Our Town”), to operate the hotels under individual hotel management contracts. MHI Hospitality TRS Holding, Inc. is treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. As of December 31, 2023, Our Town was the manager of each of our ten wholly-owned hotels and our two condominium hotel rental programs.

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

The COVID-19 pandemic had an adverse impact on the lodging and hospitality industries, which the Company considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2021. The Company assessed the recoverability of each of its hotel properties which included a projection of future operating cash flows based upon significant assumptions regarding its ability to maintain ownership of the property, growth rates, occupancy, room rates, economic trends, property-specific operating costs, an allowance for the replacement of furniture, fixtures and equipment and projected cash flows from the eventual disposition of the hotel. The Company also projected cash flows assuming an eventual disposition of the hotel based upon property-specific capitalization rates. As of December 31, 2021, the Company determined the Sheraton Louisville Riverside, to be impaired based on the proceeds received in a subsequent sale, as well as The Whitehall in Houston, Texas due to the lack of certainty regarding our ability to extend or refinance the mortgage which was set to mature in early 2023. The Company recognized an impairment loss of approximately $12.2 million during the period ended December 31, 2021. The impairment loss was determined using level 2 inputs under authoritative guidance for fair value measurements. No impairment loss was recognized for the years ended December 31, 2023 and 2022.

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

Accounts Receivable – Accounts receivable consists primarily of hotel guests, banqueting and credit card receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Inventories – Inventories, consisting primarily of food and beverages, are stated at the lower of cost or net realizable value, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2023 and 2022, were approximately $195,988 and $241,038, respectively. Amortization expense for the years ended December 31, 2023, 2022, and 2021, was $45,050, $48,852 and $59,482, respectively.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our assets and liabilities measured at fair value and the basis for that measurement (our interest rate caps and interest rate swap are the only assets or liabilities measured at fair value on a recurring basis, there were two non-recurring or infrequent asset valuations and no non-recurring liabilities for fair value measurements as of December 31, 2023 and 2022, respectively):

	Level 1	Level 2	Level 3
December 31, 2022
Interest rate swaps (1)	$—	$1,308,503	$—
Mortgage loans (2)	$—	$(306,300,855)	$—

December 31, 2023
Interest rate swap (1)	$—	$627,676	$—
Mortgage loans (2)	$—	$(303,949,790)	$—

(1)
Interest rate swaps, one of which swaps the Loan Rate for a fixed interest rate of 5.237% for the DoubleTree by Hilton Philadelphia Airport mortgage and is valued only at December 31, 2022, and the other which swaps the Loan Rate for a fixed rate of 5.576% for the Hotel Alba Tampa mortgage and is valued at December 31, 2023 and December 31, 2022. Notional amounts of the swaps approximate the declining balance of the loan.
(2)
Mortgage loans had a carrying value on our Consolidated Balance Sheets of $315,989,194 and $320,482,103, as of December 31, 2023 and December 31, 2022, respectively.

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

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, portions of our parking facilities, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the consolidated statement of operations pursuant to the terms of each lease. Lease revenue was approximately $1.1 million, $1.3 million and $1.7 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

December 31, 2024	805,327
December 31, 2025	1,297,801
December 31, 2026	715,115
December 31, 2027	703,515
December 31, 2028	713,298
December 31, 2029 and thereafter	8,930,834
Total	$13,165,890

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

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. The MHI TRS Entities, which leases our hotels from subsidiaries of the Operating Partnership, are subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets if, based on all available evidence, it is “more-likely-than-not” that all or a portion of the deferred tax asset will or will not be realized due to the inability to generate sufficient taxable income in certain financial statement periods. The “more-likely-than-not” analysis means the likelihood of realization is greater than 50%, that we either will or will not be able to fully utilize the deferred tax assets against future taxable income. The net amount of deferred tax assets that are recorded on the financial statements must reflect the tax benefits that are expected to be realized using these criteria. As of December 31, 2023, we determined that it is more-likely-than-not that we will not be able to fully utilize our deferred tax assets for future tax consequences; therefore, a 100% valuation allowance is required.

As of December 31, 2023, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2011 through 2022. In addition, as of December 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions to which the MHI TRS Entities are subject, because of open NOL carryforwards, generally include 2014 through 2022.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permitted the grant of stock options, restricted stock and performance share compensation awards to its employees and directors for up to 750,000 shares of common stock. In April 2022, the Company’s shareholders approved the 2022 Long-Term Incentive Plan (the “2022 Plan”) which permits similar compensation awards as the 2013 Plan to its employees and directors for up to 2,000,000 shares of common stock. The Company believes that stock awards align the interests of its employees with those of its stockholders. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance.

Under the 2013 Plan, the Company made cumulative stock awards totaling 745,160 shares, of which 316,333 were originally restricted. As of December 31, 2023, there were 45,000 restricted shares to certain executives and directors, and 700,160 non-restricted shares issued to certain executives, directors and employees. All awards have vested except for 45,000 shares issued to certain executives, which will vest on December 31, 2024. The remaining 4,840 shares have been deregistered.

Under the 2022 Plan, the Company has made cumulative stock awards totaling 451,668 shares, of which 220,000 were originally restricted. As of December 31, 2023, there were 164,000 restricted shares and 287,668 non-restricted shares.

Total stock-based compensation cost recognized under the 2013 Plan and 2022 Plan for the years ended December 31, 2023, 2022, and 2021 was $373,579, $871,466 and $517,546, respectively. No performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.

Additionally, the Company sponsors and maintains an Employee Stock Ownership Plan (“ESOP”) and related trust for the benefit of its eligible employees. We reflect unearned ESOP shares as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, when paid, are considered compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they are committed to be released. For the years ended December 31, 2023, 2022, and 2021 the ESOP compensation cost was $171,896, $126,958 and $172,000, respectively. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as the change in additional paid-in capital. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements.

Advertising – Advertising costs, including digital advertising, were approximately $2.7 million, $2.2 million and $2.0 million, for the years ended December 31, 2023, 2022, and 2021, respectively and are expensed as incurred.

Business Interruption Proceeds – Insurance recoveries for business interruption were recognized during the years ended December 31, 2023, 2022, and 2021, for $230,256, $62,010, and $200,000, respectively. The insurance proceeds were reflected in the statement of operations in other operating departments revenues.

Involuntary Conversion of Assets – The Company record gains or losses on involuntary conversions of assets due to recovered insurance proceeds to the extent the undepreciated cost of a nonmonetary asset differs from the amount of monetary proceeds received. During the years ending December 31, 2023, 2022, and 2021, we recognized approximately $1.4 million, $1.8 million and $0.6 million, respectively, for gain on involuntary conversion of assets, which is reflected in the consolidated statements of operations.

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

New Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13, Financial Instruments -Credit Losses (Topic 326), which replaced the existing "incurred loss" approach with an "expected loss" model for financial instruments measured at amortized cost. For trade and other receivables, the forward-looking "expected loss" model will generally result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarified that operating lease receivables accounted for under ASC 842 are not in the scope of ASU 2016-13. We have adopted this standard and there is no material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The option expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of this update will most likely affect our financial reporting process relating to modifications of contracts with lenders and the hedging contracts associated with each respective modified borrowing contract. In general, the provision of the update would benefit us by allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 470 to be accounted for as a non-substantial modification and not be considered debt extinguishment. As of December 31, 2023, we have not entered into any contract modification as it directly relates to reference rate reform, with the exception of a modification to the mortgages on The Whitehall in Houston, Texas, which changed the reference rate from LIBOR to the New York Prime Rate, and on Hotel Alba Tampa, Tapestry Collection in Tampa, Florida, which changed the reference rate from LIBOR to SOFR. On March 14, 2023, the Company modified the floating-rate mortgage on the DoubleTree by Hilton Philadelphia Airport to change the reference rate from 1-month LIBOR to SOFR. The Company anticipates no additional loan modifications will be required.

3. Investment in Hotel Properties, Net

Investment in hotel properties, net as of December 31, 2023 and 2022, consisted of the following:

	December 31, 2023	December 31, 2022

Land and land improvements	$61,114,486	$60,934,859
Buildings and improvements	418,833,706	412,717,919
Right of use assets	4,733,406	5,199,845
Furniture, fixtures and equipment	51,501,629	51,292,107
	536,183,227	530,144,730
Less: accumulated depreciation	(181,264,121)	(165,074,005)
Investment in Hotel Properties, Net	$354,919,106	$365,070,725

4. Debt

Mortgage Loans, Net. As of December 31, 2023 and 2022, the Company had approximately $316.0 million and approximately $320.5 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of
	December 31,	December 31,	Prepayment	Maturity	Amortization	Interest
Property	2023	2022	Penalties	Date	Provisions	Rate
The DeSoto (1)	$30,248,929	$31,219,022	Yes	7/1/2026	25 years	4.25%
DoubleTree by Hilton Jacksonville Riverfront (2)	31,749,695	32,416,570	Yes	7/11/2024	30 years	4.88%
DoubleTree by Hilton Laurel (3)	10,000,000	7,412,107	(3)	5/6/2028	(3)	7.35%
DoubleTree by Hilton Philadelphia Airport (4)	38,915,488	39,413,672	None	2/29/2024	30 years	SOFR plus 2.27%
DoubleTree Resort by Hilton Hollywood Beach (5)	51,495,662	52,724,475	(5)	10/1/2025	30 years	4.913%
Georgian Terrace (6)	39,455,095	40,492,622	(6)	6/1/2025	30 years	4.42%
Hotel Alba Tampa, Tapestry Collection by Hilton (7)	24,269,200	24,756,400	None	6/30/2025	(7)	SOFR plus 2.75%
Hotel Ballast Wilmington, Tapestry Collection by Hilton (8)	30,755,374	31,699,775	Yes	1/1/2027	25 years	4.25%
Hyatt Centric Arlington (9)	46,454,972	47,534,606	Yes	10/1/2028	30 years	5.25%
The Whitehall (10)	$14,009,874	14,226,067	None	2/26/2028	25 years	PRIME plus 1.25%
Total Mortgage Principal Balance	$317,354,289	$321,895,316
Deferred financing costs, net	$(1,407,979)	(1,480,779)
Unamortized premium on loan	42,884	67,566
Total Mortgage Loans, Net	$315,989,194	$320,482,103

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
(4)

The note bore a floating interest rate of SOFR plus 2.27%. On August 13, 2018, we entered into a swap agreement to fix the rate at 5.237% through July 31, 2023. Notional amounts under the swap agreement approximated the declining balance of the loan. Effective October 29, 2023, the loan agreement was amended to increase the interest rate to SOFR plus 3.50%. Subsequent loan amendments have extended the maturity date to April 29, 2024.

(5)	With limited exception, the note may not be prepaid prior to June 2025.
(6)	With limited exception, the note may not be prepaid prior to February 2025.
(7)

The note bore a floating interest rate of SOFR plus 2.75% subject to a floor rate of 2.75% with monthly principal payments of $40,600. On July 11, 2022, we entered into a swap agreement to fix the rate at 5.576%. The swap agreement reflects notional amounts approximate to the declining balance of the loan. See Note 14 – Subsequent Events for a description of the refinance of the mortgage on February 7, 2024.

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

As of December 31, 2023, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, with the exception of a covenant default under the mortgage on the DoubleTree by Hilton Philadelphia Airport. We anticipate a further modification of the loan agreement to include a waiver of non-compliance with the financial covenants as well as other terms and conditions, including a further extension of the maturity date. Additionally, the mortgage on the DoubleTree by Hilton Jacksonville Riverfront matures in July 2024. We intend to refinance that mortgage at the expected level of its indebtedness prior to maturity.

Total future mortgage debt maturities, including with respect to any extensions of loan maturity, as of December 31, 2023 were as follows:

For the remaining twelve months ended December 31, 2024	$76,985,060
December 31, 2025	116,059,350
December 31, 2026	58,588,970
December 31, 2027	1,757,220
December 31, 2028 and thereafter	63,963,689
Total future maturities	317,354,289

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

Under the terms of the CARES Act, each borrower could apply for and be granted forgiveness for all or a portion of the PPP Loan, which is determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. On December 9, 2022, the Company was notified it had received principal debt forgiveness in the amount of approximately $4.6 million. As of December 31, 2023 and 2022, the Company received principal debt forgiveness totaling approximately $0.3 million and $4.7 million, respectively. No assurance is provided that the Company will obtain forgiveness under any relevant PPP Loan in whole or in part. As of December 31, 2023 and 2022, the Company had principal balances outstanding which totaled approximately $1.5 million and $2.5 million, respectively.

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

5. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to The DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the fourth of five optional five-year renewal periods expiring October 31, 2026. Rent expense for this operating lease for the years ended December 31, 2023, 2022, and 2021, were each $83,932, respectively.

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

We lease land adjacent to the Hotel Alba Tampa, Tapestry Collection by Hilton for use as parking under a five-year renewable agreement with the Florida Department of Transportation that commenced in July 2019 and expires in July 2024. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for each of the years ended December 31, 2023, 2022, and 2021, were $2,602, $2,608 and $2,575, respectively.

We lease approximately 8,500 square feet of commercial office space in Williamsburg, Virginia under an agreement with a ten-year term beginning January 1, 2020. The initial annual rent under the agreement is $218,875, with the rent for each successive annual period increasing by 3.0% over the prior annual period’s rent. The annual rent was offset by a tenant improvement allowance of $200,000, that was applied against one-half of each monthly rent payment until the tenant improvement allowance was exhausted in 2021. In December 2023, we received a rent concession of $257,731 against accrued and unpaid rents as well as a reduction of future lease payments by one-third. Rent expense for the years ended December 31, 2023, 2022, and 2021, were ($85,759), $223,607 and 223,607, respectively.

We lease the land underlying all of the Hyatt Centric Arlington hotel pursuant to a ground lease. The ground lease requires us to make rental payments of $50,000 per year in base rent and percentage rent equal to 3.5% of gross room revenue in excess of certain thresholds, as defined in the ground lease agreement. The initial term of the ground lease expires in 2025. We have exercised our option on the first of five renewal periods of 10 years each. Rent expense for the years ended December 31, 2023, 2022, and 2021, were $641,147, $501,042 and $232,588, respectively.

We entered into a 20-year parking and cabana management agreement for the parking garage and poolside cabanas associated with the Hyde Beach House Resort & Residences. The parking and cabana management agreement, which is treated for accounting purposes as an embedded lease, requires us to make rental payments of $270,100 per year in base rent. The initial term of the parking garage and cabana lease expires in 2039 and may be extended for four additional renewal periods of 5 years each. Rent expense for the years ended December 31, 2023, 2022, and 2021, were each $271,000, respectively.

We also lease certain furniture and equipment under financing arrangements expiring by December 2027.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2024	607,096
December 31, 2025	614,421
December 31, 2026	606,265
December 31, 2027	594,974
December 31, 2028	679,414
December 31, 2029 and thereafter	10,835,839
Total	$13,938,009

Employment Agreements— The Company has entered into various employment contracts with employees that could result in obligations to us in the event of a change in control or termination without cause.

Management Agreements – As of December 31, 2023, all ten of our wholly-owned hotels, and our two condominium hotel rental programs, operated under management agreements with Our Town (see Note 9). The management agreements expire on March 31, 2035 and may be extended for up to two additional periods of five years each, subject to the approval of both parties. Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2023, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 4.0% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 3.0% and 4.0% of gross revenues from the hotels. The franchise agreements currently expire between October 2024 and March 2038. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Laurel, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach, the Hyatt Centric Arlington, the Whitehall, and the Georgian Terrace an amount equal to one-twelfth (1/12) of the annual real estate taxes due for the properties. Additionally, we are required to escrow with the lender on the DoubleTree Resort by Hilton Hollywood Beach an amount equal to one-twelfth (1/12) of the annual insurance premiums due for the property. We are also required by several of our lenders to establish individual property improvement funds to cover the cost of improvements and the replacement of furniture, fixtures and equipment at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hotel Ballast, The DeSoto, the DoubleTree by Hilton Laurel, the DoubleTree by Hilton Jacksonville Riverfront, the DoubleTree Resort by Hilton Hollywood Beach, The Whitehall and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport and the Hyatt Centric Arlington.

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

6. Preferred Stock and Units

Preferred Stock - The Company is authorized to issue up to 11,000,000 shares of preferred stock. The following table sets forth our Cumulative Redeemable Perpetual Preferred Stock by series:

	Per		Number of Shares		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Stock - Series	Rate	Preference	December 31, 2023	December 31, 2022	Per Share
Series B Preferred Stock	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Stock	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Stock	8.250%	$25.00	1,163,100	1,163,100	$0.515625

The Company is required to pay cumulative cash distributions on the preferred stock at rates in the above table per annum of the $25.00 liquidation preference per share. Holders of the Company’s preferred stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions. The preferred stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates. In March 2020 the Company deferred the record date for the dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock that were to be paid April 15, 2020. As of December 31, 2023, there are cumulative undeclared preferred dividends, of approximately $21.9 million.

Preferred Units – The Company is the holder of the Operating Partnership’s preferred partnership units and is entitled to receive distributions when authorized by the general partner of the Operating Partnership out of assets legally available for the payment of distributions. The following table sets forth our Cumulative Redeemable Perpetual Preferred Units by series:

	Per		Number of Units		Quarterly
	Annum	Liquidation	Issued and Outstanding as of		Distributions
Preferred Units - Series	Rate	Preference	December 31, 2023	December 31, 2022	Per Unit
Series B Preferred Units	8.000%	$25.00	1,464,100	1,464,100	$0.500000
Series C Preferred Units	7.875%	$25.00	1,346,110	1,346,110	$0.492188
Series D Preferred Units	8.250%	$25.00	1,163,100	1,163,100	$0.515625

The Company pays cumulative cash distributions on the preferred units at rates in the above table per annum of the $25.00 liquidation preference per unit. The Company, which is the holder of the Operating Partnership’s preferred units, is entitled to receive distributions when authorized by the Operating Partnership’s general partner out of assets legally available for the payment of distributions. The preferred units are not redeemable by the holder, have no maturity date and are not convertible into any other security of the Operating Partnership or its affiliates. In March 2020 the Company deferred the record dates for the dividends on the Operating Partnership’s Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units that were to be paid April 15, 2020. As of December 31, 2023, there are cumulative undeclared preferred distributions to the Company from the Operating Partnership of approximately $21.9 million.

The following table presents the quarterly distributions in arrears that were paid by the Operating Partnership per Series B Preferred Unit and the quarterly dividends in arrears that were paid by the Company per share of Series B Preferred Stock, during the years ended December 31, 2023, 2022, and 2021:

Quarter Ended in Arrears	2023	2022	2021
March 31, 2020	$0.500000	$-	$-
June 30, 2020	$0.500000	-	-
September 30, 2020	$0.500000	-	-
December 31, 2020	$0.500000	-	-
March 31, 2021	$0.500000	-	-

The following table presents the quarterly distributions in arrears that were paid by the Operating Partnership per Series C Preferred Unit and the quarterly dividends in arrears that were paid by the Company per share of Series C Preferred Stock, during the years ended December 31, 2023, 2022, and 2021:

Quarter Ended in Arrears	2023	2022	2021
March 31, 2020	$0.492188	$-	$-
June 30, 2020	$0.492188	-	-
September 30, 2020	$0.492188	-	-
December 31, 2020	$0.492188	-	-
March 31, 2021	$0.492188	-	-

The following table presents the quarterly distributions in arrears that were paid by the Operating Partnership per Series D Preferred Unit and the quarterly dividends in arrears that were paid3 by the Company per share of Series D Preferred Stock, during the years ended December 31, 2023, 2022, and 2021:

Quarter Ended in Arrears	2023	2022	2021
March 31, 2020	$0.515625	$-	$-
June 30, 2020	$0.515625	-	-
September 30, 2020	$0.515625	-	-
December 31, 2020	$0.515625	-	-
March 31, 2021	$0.515625	-	-

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

The following is a list of issuances during the years ended December 31, 2023, 2022, and 2021 of the Company’s common stock:

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

On January 23, 2023, the Company was issued 205,000 units in the Operating Partnership and the Company issued 205,000 restricted shares of common stock to certain its officers and employees pursuant to their employment agreements.

On January 12, 2023, the Company was issued 15,000 units in the Operating Partnership and the Company issued 15,000 restricted shares of common stock to its independent directors and 64,278 vested shares of common stock to its independent directors and one officer.

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

As of December 31, 2023 and 2022, the Company had 19,696,805 and 18,951,525 shares of common stock outstanding, respectively.

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

Since January 1, 2020, there have been no issuances or redemptions of units in the Operating Partnership other than the issuances of units in the Operating Partnership to the Company described above.

As of December 31, 2023 and 2022, the total number of Operating Partnership units outstanding was 20,060,991 and 19,776,713, respectively.

As of December 31, 2023 and 2022, the total number of outstanding units in the Operating Partnership not owned by the Company was 364,186 and 825,188, respectively, with a fair market value of approximately $0.5 million and approximately $1.5 million, respectively, based on the price per share of the common stock on such respective dates.

Common Stock Dividends and Unit Distributions – The following table presents the quarterly stock dividends and unit distributions by us declared and payable per common stock/unit for the years ended December 31, 2023, 2022, and 2021:

Quarter Ended	2023	2022	2021
March 31,	$-	$-	$-
June 30,	-	-	-
September 30,	-	-	-
December 31,	-	-	-

As of December 31, 2023, there were unpaid common dividends and distributions to holders of record as of March 13, 2020 in the amount of $2,088,160.

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

Accounts Receivable – At December 31, 2023 and 2022, we were due approximately $0.01 million and $0.3 million, respectively, from Our Town Hospitality.

Accounts Payable – At December 31, 2023 and 2022, we owed Our Town approximately $0.3 million and $1.3 million, respectively.

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

The OTH Master Agreement provides for an adjustment to the fees payable by us under the OTH Hotel Management Agreements in the event the net operating income of Our Town falls below $250,000 for any calendar year beginning on or after January 1, 2021. The OTH Master Agreement expires on March 31, 2035, but shall be extended beyond 2035 for such additional periods as an OTH Hotel Management Agreement remains in effect. The base management fees for each hotel under management with Our Town is 2.50%. For any new individual hotel management agreements, Our Town will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

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

For the years ended December 31, 2023, 2022, and 2021, the base management fees earned by Our Town under the contract were approximately $4.5 million, $4.1 million and $3.4 million, respectively, and the incentive management fees earned by Our Town were approximately $0.2 million, $0.3 million and $0.3 million, respectively. We also paid Our Town approximately $0.3 million in termination fees in 2022 triggered by the sale of the Sheraton Louisville Riverside and DoubleTree by Hilton Raleigh-Brownstone University.

Sublease – On December 13, 2019, we entered into a sublease agreement with Our Town pursuant to which Our Town subleases 2,245 square feet of office space from the Company for a period of 5 years, with a 5-year renewal subject to approval by Sotherly, on terms and conditions similar to the terms of the prime lease entered into by the Company and the third-party owner of the property. In December 2023, the Company granted Our Town a lease concession in the amount of $143,774 in proportion to the rent concession the Company received under the prime lease. For the years ended December 31, 2023, 2022, and 2021, the Company received rent income from Our Town of $24,755, $159,734 and $144,452, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Our Town (or its affiliate) for those employees that are employed by Our Town that work exclusively for our properties, starting January 1, 2020. For the years ended December 31, 2023, 2022, and 2021, the employer portion of the plan covering those employees that work exclusively at our properties under our management agreements with Our Town was approximately $2.7 million, $3.2 million and $2.7 million, respectively.

Other Related Parties – The Company employs Andrew M. Sims, Jr. the son of our Chairman, who currently serves as Vice President – Operations & Investor Relations, and Robert E. Kirkland IV, the son-in-law of our Chairman, who currently serves as General Counsel, as employees. Prior to February 1, 2022, the Company employed Ashley S. Kirkland, daughter of our Chairman, as Corporate Counsel and Compliance Officer. Compensation for these three employees, including benefits, for the years ended December 31, 2023, 2022, and 2021, totaled $549,088, $605,163 and $462,809, respectively.

On August 18, 2023, a trust in which our Chairman has a beneficial interest converted 252,903 partnership units for an equivalent number of shares in the Company’s common stock, pursuant to the terms of the partnership agreement.

On August 30, 2023, a trust controlled by one of our directors converted 133,099 partnership units for an equivalent number of shares in the Company’s common stock, pursuant to the terms of the partnership agreement.

On April 28, 2023, a trust in which our Chairman has a beneficial interest converted 75,000 partnership units for an equivalent number of shares in the Company’s common stock, pursuant to the terms of the partnership agreement.

On July 1, 2022, a partnership controlled by a sibling of our Chairman converted 40,687 partnership units for an equivalent number of shares in the Company’s common stock, pursuant to the terms of the partnership agreement.

On May 19, 2022, a trust in which our Chairman has a beneficial interest converted 50,000 partnership units for an equivalent number of shares in the Company’s common stock, pursuant to the terms of the partnership agreement.

On December 16, 2021, a trust controlled in part by our Chairman converted 32,681 partnership units for an equivalent number of shares of the Company’s common stock, pursuant to the terms of the partnership agreement.

9. Retirement Plans

401(k) Plan - The Company maintains a 401(k) plan for qualified employees. Prior to May 16, 2020, the plan was subject to “safe harbor” provisions requiring that we match 100.0% of the deferral equal to 3.0% of eligible employee compensation and 50.0% of the deferral equal to the next 2.0% of eligible employee compensation. All employer matching funds vested immediately in accordance with the “safe harbor” provisions. For the year ended December 31, 2021, the Company elected to make a discretionary contribution of 3.0% of eligible employee compensation in order to comply with requirements associated with top-heavy plans. The Company's contributions to the plan for the years ended December 31, 2023, 2022, and 2021, were $84,573, $75,631 and $53,474, respectively.

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

A total of 412,169 and 301,646 shares with a fair value of $614,131 and $545,979 remained allocated or committed to be released from the suspense account as of December 31, 2023 and 2022, respectively. The Company recognized compensation cost of $171,896, $126,958 and $172,000 during the twelve months ended December 31, 2023, 2022, and 2021, respectively. The remaining 247,043 unallocated shares have an approximate fair value of $0.4 million, as of December 31, 2023. At December 31, 2023, the ESOP held a total of 412,169 allocated shares, no committed-to-be-released shares and 247,043 unallocated shares. Dividends received by the ESOP on allocated and unallocated shares are used to pay down the loan from the Company.

The share allocations are accounted for at fair value on the date of allocation as follows:

	December 31, 2023		December 31, 2022
	Number of Shares	Fair Value	Number of Shares	Fair Value
Allocated shares	412,169	$614,131	301,646	$545,979
Committed to be released shares	—	—	—	—
Total Allocated and Committed-to-be-Released	412,169	$614,131	301,646	$545,979

Unallocated shares	247,043	368,094	364,177	659,160

Total ESOP Shares	659,212	$982,225	665,823	$1,205,139

10. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	2023	2022	2021

Sales and marketing	$16,095,696	$15,062,397	$11,684,933
General and administrative	14,105,674	13,436,054	10,533,201
Repairs and maintenance	8,634,637	8,723,144	7,362,334
Utilities	5,873,095	5,649,716	5,309,637
Property taxes	5,241,790	5,254,075	6,131,271
Management fees, including incentive	4,659,261	4,377,814	3,620,071
Franchise fees	4,271,435	4,059,709	3,321,352
Insurance	5,842,930	4,082,551	3,596,153
Information and telecommunications	3,779,019	3,378,716	3,048,495
Other	1,126,187	787,391	492,798
Total indirect hotel operating expenses	$69,629,724	$64,811,567	$55,100,245

11. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Current:
Federal	$—	$—	$—
State	(304,947)	522,355	27,392
	(304,947)	522,355	27,392
Deferred:
Federal	(1,559,177)	3,025,518	(149,704)
State	(254,558)	695,708	(38,580)
Subtotals	(1,813,735)	3,721,226	(188,284)
Change in deferred tax valuation allowance	1,813,735	(3,721,226)	188,284
	—	—	—
Income tax (benefit) provision	$(304,947)	$522,355	$27,392

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for income tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Statutory federal income tax provision (benefit)	$736,001	$7,241,263	$(5,987,572)
Federal tax impact of REIT election	(2,231,835)	(3,255,236)	5,851,466
Statutory federal income tax (benefit) provision at TRS	(1,495,834)	3,986,027	(136,106)
Federal impact of PPP loan forgiveness	(56,470)	(966,584)	—
State income tax benefit, net of federal provision (benefit)	(566,378)	1,224,138	(24,786)
Change in valuation allowance	1,813,735	(3,721,226)	188,284
Income tax (benefit) provision	$(304,947)	$522,355	$27,392

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

Due to the uncertainty of realizing the loss in future years attributable to the changes in travel demand and market conditions in various markets in which the Company does business and the effectiveness of the Company’s tax planning strategies, as of December 31, 2023, the Company believes it is not more likely than not that the Company will realize the benefits of these assets. Therefore, the Company has determined that a full valuation allowance should be recorded against the deferred tax asset. The amount of the deferred tax assets considered unrealizable, however, could change in the future based on revised estimates of future taxable income during the carryforward period.

The significant components of our deferred tax asset as of December 31, 2023 and 2022, are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Deferred tax asset:
Net operating loss carryforwards	$12,437,085	$10,744,121	$14,287,318
Accrued compensation	362,898	425,575	338,033
Accrued expenses and other	192,266	—	247,037
Intangible assets	1,275	10,092	28,627
Less: Valuation allowance	(12,993,524)	(11,179,788)	(14,901,015)
Total	$—	$—	$—

12. Earnings (Loss) per Share and per Unit

Earnings (Loss) Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net loss. The shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a change of control and have been excluded from the diluted earnings per share calculation as there would be no impact on the current controlling stockholders. The 247,043, 364,177 and 431,697 non-committed, unearned ESOP shares are treated as reducing the number of issued and outstanding common shares and similarly reducing the weighted average number of common shares outstanding, for the years ended December 31, 2023, 2022, and 2021, respectively. The effect of allocated and committed to be released shares during the years ended December 31, 2023, 2022, and 2021, have not been included in the weighted average diluted earnings per share calculation, since there would be an anti-dilutive effect from the dilution by these shares, although the amount of compensation for allocated shares is reflected in net loss available to common stockholders for basic computation.

The computation of the Company’s basic net earnings (loss) per share is presented below:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2023		December 31, 2022		December 31, 2021

Numerator
Net (loss) income	$3,809,711		$33,959,848		$(28,539,640)
Less: Net loss (income) allocated to participating share awards	(49,118)		(113,405)	(1)	—	(1)
Net loss (income) attributable to non-controlling interest	131,710		(1,423,327)		2,318,166
Undeclared distributions to preferred stockholders	(7,977,250)		(7,634,219)		(7,541,891)
Gain on extinguishment of preferred stock	—		64,518		361,476
Net (loss) income attributable to common stockholders for EPS computation	$(4,084,947)		$24,853,415		$(33,401,889)

Denominator
Weighted average number common shares outstanding for basic EPS computation	18,843,032		17,802,772		15,531,684
Effect of dilutive participating securities:
Unvested restricted shares	—	(1)	—	(1)	—	(1)
Weighted average number common and common equivalent shares outstanding for diluted EPS computation	18,843,032		17,802,772		15,531,684

Basic net (loss) income per common share:
Undistributed (loss) income	$(0.22)		$1.40		$(2.15)
Total basic	$(0.22)		$1.40		$(2.15)

Diluted net (loss) income per common share:
Undistributed (loss) income	$(0.22)		$1.40		$(2.15)
Total diluted	$(0.22)		$1.40		$(2.15)

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

The computation of basic earnings (loss) per general and limited partnership unit in the Operating Partnership is presented below:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2023		December 31, 2022		December 31, 2021

Numerator
Net (loss) income	$3,809,711		$33,959,848		$(28,539,640)
Less: Net loss (income) allocated to participating unit awards	(49,118)		(113,405)	(1)	—	(1)
Undeclared distributions to preferred unitholders	(7,977,250)		(7,634,219)		(7,541,891)
Gain on extinguishment of preferred units	—		64,518		361,476
Net (loss) income attributable to unitholders for EPU computation	$(4,216,657)		$26,276,742		$(35,720,055)

Denominator
Weighted average number of units outstanding for basic EPU computation	19,808,602		19,266,320		17,186,789
Effect of dilutive participating securities:
Unvested restricted units	—	(1)	—	(1)	—	(1)
Weighted average number of equivalent units outstanding for diluted EPU computation	19,808,602		19,266,320		17,186,789

Basic net (loss) income per unit:
Undistributed (loss) income	$(0.21)		$1.36		$(2.08)
Total basic	$(0.21)		$1.36		$(2.08)

Diluted net (loss) income per unit:
Undistributed (loss) income	$(0.21)		$1.36		$(2.08)
Total diluted	$(0.21)		$1.36		$(2.08)

(1) Anti-dilutive, therefore not included.
13. Quarterly Operating Results - Unaudited

	Quarters Ended 2023
	March 31	June 30	September 30	December 31
Total revenue	$43,491,277	$49,017,332	$39,181,363	$42,148,085
Total operating expenses	37,971,155	40,727,531	38,013,510	38,200,430
Net operating income	5,520,122	8,289,801	1,167,854	3,947,654
Net income (loss)	1,387,514	5,257,670	(2,065,826)	(769,647)
Net income (loss) attributable to common shareholders	(581,838)	3,132,559	(3,903,581)	(2,682,969)
Income (loss) per share attributable to common shareholders– basic and diluted	$(0.03)	$0.16	$(0.20)	$(0.15)
Net income (loss) available to operating partnership unitholders	(606,798)	3,263,357	(4,060,139)	(2,763,959)
Income (loss) per unit attributable to operating partnership unitholders– basic and diluted	$(0.03)	$0.16	$(0.20)	$(0.14)

	Quarters Ended 2022
	March 31	June 30	September 30	December 31
Total revenue	$38,352,603	$47,170,259	$39,212,695	$41,341,747
Total operating expenses	34,427,399	38,970,971	35,923,699	36,200,422
Net operating income (loss)	3,925,204	8,199,288	3,288,996	5,141,325
Net income (loss)	(810,944)	27,605,359	1,972,563	5,192,870
Net income (loss) attributable to common shareholders	(2,507,765)	24,269,449	112,680	3,092,456
Income (loss) per share attributable to common shareholders– basic and diluted	$(0.15)	$1.36	$0.01	$0.18
Net income (loss) available to operating partnership unitholders	(2,669,386)	25,799,389	61,586	3,198,559
Income (loss) per unit attributable to operating partnership unitholders– basic and diluted	$(0.14)	$1.33	$-	$0.17

14. Subsequent Events

On January 18, 2024, the Company was issued 152,360 units in the Operating Partnership and the Company issued 12,750 restricted shares of common stock to its independent directors and 139,610 vested shares of common stock to its officers and employees.

On February 7, 2024, affiliates of the Company entered into loan documents to secure a $35.0 million mortgage loan on the Hotel Alba Tampa located in Tampa, Florida with Citi Real Estate Funding Inc. The Company received approximately $10.25 million in net proceeds. Pursuant to the amended loan documents, the mortgage loan: has a principal balance of $35.0 million; has a 5 year term maturing on March 6, 2029; carries a fixed interest rate of 8.49%; requires payments of interest only; is guaranteed by the Operating Partnership only for traditional “bad boy” acts; cannot be prepaid until the last four months of the term; and contains customary representations, warranties, covenants and events of default for a mortgage loan.

Effective as of February 29, 2024, the Company entered into a loan amendment to extend the maturity on the existing mortgage on the DoubleTree by Hilton Philadelphia Airport with the existing lender, TD Bank, N.A. to extend the maturity date to April 29, 2024.

On March 15, 2024, the Company paid a quarterly dividend (distribution) of $0.50 per Series B Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on February 29, 2024.

On March 15, 2024, the Company paid a quarterly dividend (distribution) of $0.492188 per Series C Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on February 29, 2024.

On March 15, 2024, the Company paid a quarterly dividend (distribution) of $0.515625 per Series D Preferred Stock (and unit) to the preferred stockholders (and unitholders of the Operating Partnership) of record on February 29, 2024.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2023

(in thousands)

				Costs Capitalized								Life on
		Initial Costs		Subsequent to Acquisition		Gross Amount At End of Year			Accumulated			Which
			Building &		Building &		Building &		Depreciation	Date of	Date	Depreciation
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	& Impairment	Construction	Acquired	is Computed
The DeSoto – Savannah, Georgia	$30,249	$600	$13,562	$948	$23,725	$1,548	$37,287	$38,835	$(16,919)	1968	2004	3-39 years
DoubleTree by Hilton Jacksonville Riverfront – Jacksonville, Florida	31,750	7,090	14,604	546	8,095	7,636	22,699	30,335	(11,154)	1970	2005	3-39 years
DoubleTree by Hilton Laurel – Laurel, Maryland	10,000	900	9,443	71	6,029	971	15,472	16,443	(7,475)	1985	2004	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	38,915	2,100	22,031	454	7,814	2,554	29,845	32,399	(14,747)	1972	2004	3-39 years
DoubleTree Resort by Hilton Hollywood Beach - Hollywood Beach, Florida	51,496	22,865	67,660	656	9,389	23,521	77,049	100,570	(18,048)	1972	2015	3-39 years
Georgian Terrace – Atlanta, Georgia	39,455	10,128	45,386	(1,169)	10,540	8,959	55,926	64,885	(14,739)	1911	2014	3-39 years
Hotel Alba Tampa, Tapestry Collection by Hilton – Tampa, Florida	24,269	4,153	9,670	1,897	26,055	6,050	35,725	41,775	(14,196)	1973	2007	3-39 years
Hotel Ballast Wilmington, Tapestry Collection by Hilton – Wilmington, North Carolina	30,755	785	16,829	1,002	15,656	1,787	32,485	34,272	(17,500)	1970	2004	3-39 years
Hyatt Centric Arlington - Arlington, Virginia	46,455	191	70,369	78	2,166	269	72,535	72,804	(10,929)		2018	3-39 years
The Whitehall – Houston, Texas	14,010	7,374	22,185	219	7,626	7,593	29,811	37,404	(16,360)	1963	2013	3-39 years
Hyde Resort & Residences	-	226	4,290	-	-	226	4,290	4,516	(761)	2016	2017	3-39 years
Hyde Beach House Resort & Residences	-	-	5,710	-	-	-	5,710	5,710	(629)	2019	2019	3-39 years
	$317,354	$56,412	$301,739	$4,701	$117,095	$61,114	$418,834	$479,948	$(143,457)

(1)
For the year ending December 31, 2023, the aggregate cost of our real estate assets for federal income tax purposes was approximately $470.3 million.

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2020	$508,153
Acquisitions	—
Improvements	2,147
Disposal of Assets	(680)
Balance at December 31, 2021	$509,620
Acquisitions	—
Improvements	6,916
Disposal of Assets	(42,883)
Balance at December 31, 2022	$473,653
Acquisitions	—
Improvements	6,863
Disposal of Assets	(568)
Balance at December 31, 2023	$479,948

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2020	$111,758
Current Expense	14,474
Impairment	12,201
Disposal of Assets	(8,538)
Balance at December 31, 2021	$129,895
Current Expense	13,462
Impairment	—
Disposal of Assets	(13,046)
Balance at December 31, 2022	$130,311
Current Expense	13,586
Impairment	—
Disposal of Assets	(440)
Balance at December 31, 2023	$143,457